Form 10-K
period 2007-12-31
WASTE MANAGEMENT INC
filed 2008-02-19
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2007 was approximately $20.2 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 11, 2008 was 495,349,812 (excluding treasury shares of 134,932,649).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business.

General

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation, our wholly-owned and majority-owned subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary. Waste Management, Inc. is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WMI,” we are referring only to the parent holding company.

WMI was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, the Illinois-based waste services company formerly known as Waste Management, Inc. became a wholly-owned subsidiary of WMI and changed its name to Waste Management Holdings, Inc. At the same time, our parent holding company changed its name from USA Waste Services to Waste Management, Inc. Like WMI, WM Holdings is a holding company and all operations are conducted by subsidiaries. For detail on the financial position, results of operations and cash flows of WMI, WM Holdings and their subsidiaries, see Note 22 to the Consolidated Financial Statements.

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

We are the leading provider of integrated waste services in North America. Using our vast network of assets and employees, we provide a comprehensive range of waste management services. Through our subsidiaries we provide collection, transfer, recycling, disposal and waste-to-energy services. In providing these services, we actively pursue projects and initiatives that we believe make a positive difference for our environment, including recovering and processing the methane gas produced naturally by landfills into a renewable energy source. Our customers include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities and governmental entities. During 2007, none of our customers accounted for more than 1% of our operating revenue. We employed approximately 47,400 people as of December 31, 2007.

Strategy

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

Our strategy, which we believe will enable us to meet these goals, remains the same as last year: improve our organization and maximize returns to shareholders by focusing on operational excellence, pricing excellence and profitably growing our business. We continue our efforts toward revenue growth through pricing and are continuously working to lower operating and selling, general and administrative costs through process standardization and productivity improvements. Additionally, we have been improving our portfolio of businesses through our “fix or seek exit” initiative. All of these measures help us to generate strong and consistent cash flows from operations that can be used to maximize shareholder value.

As we move forward, we are building on our strategy to meet the needs of a changing environment and to make the most of the successes we have had so far. As the largest waste services provider in North America, we believe we are well positioned to meet the needs of the customers and communities we serve as they, too, Think Green®. We believe that doing things that will help our customers achieve their environmental goals will help us achieve profitable growth. We regularly help customers reduce, reuse and recycle the waste they produce. We also focus on what is left, and in many cases convert the waste to a usable energy source. By focusing on providing new environmentally responsible and sustainable solutions to our customers’ waste problems, we believe we can create a competitive advantage across all of our lines of business.

Our focus on operational excellence has provided us a foundation on which to build. We believe we are well positioned to enhance that foundation by seeking profitable growth through targeted sales efforts and acquisitions. We are seeking to grow our current business in a variety of areas, including waste-based energy and single-stream recycling. We also are looking at new ways to grow. We believe we can make investments that are synergistic and that are going to take advantage of what we do best to give us revenue and earnings growth.

Operations

General

We manage and evaluate our principal operations through six operating Groups, of which four are organized by geographic area and two are organized by function. The geographic Groups include our Eastern, Midwest, Southern and Western Groups, and the two functional Groups are our Wheelabrator Group, which provides waste-to-energy services, and our WM Recycle America (“WMRA”) Group, which provides recycling services not managed by our geographic Groups. We also provide additional waste management services that are not managed through our six Groups. These services include in-plant services, where we work at our clients’ facilities to provide environmental management systems and provide opportunities for process improvements and associated cost reductions in their waste management. Other services not managed within our Groups include methane gas recovery and third-party sub-contracted and administrative services. These services are presented in this report as “Other.”

The table below shows the total revenues (in millions) contributed annually by each of our reportable segments in the three-year period ended December 31, 2007. More information about our results of operations by reportable segment is included in Note 20 to the Consolidated Financial Statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report.

	Years Ended December 31,
	2007	2006	2005

Eastern	$3,281	$3,614	$3,632
Midwest	2,983	3,003	2,922
Southern	3,681	3,759	3,590
Western	3,508	3,511	3,416
Wheelabrator	868	902	879
WMRA	953	740	805
Other	307	283	296
Intercompany	(2,271)	(2,449)	(2,466)

Total	$13,310	$13,363	$13,074

The services we provide include collection, landfill (solid and hazardous waste landfills), transfer, Wheelabrator (waste-to-energy facilities and independent power production plants), recycling and other services, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years indicated:

	Years Ended December 31,
	2007	2006	2005

Collection	$8,714	$8,837	$8,633
Landfill	3,047	3,197	3,089
Transfer	1,654	1,802	1,756
Wheelabrator	868	902	879
Recycling and other	1,298	1,074	1,183
Intercompany	(2,271)	(2,449)	(2,466)

Total	$13,310	$13,363	$13,074

Collection.  Our commitment to customers begins with a vast waste collection network. Collection involves picking up and transporting waste from where it was generated to a transfer station or disposal site. We generally provide collection services under one of two types of arrangements:

•	For commercial and industrial collection services, typically we have a three-year service agreement. The fees under the agreements are influenced by factors such as collection frequency, type of collection equipment we furnish, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of the service, we provide steel containers to most customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers and the restrictions of their communities. Many are designed to be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.

•	For most residential collection services, we have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of one to five years. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

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

We also operate secure hazardous waste landfills in the United States. Under federal environmental laws, the federal government (or states with delegated authority) must issue permits for all hazardous waste landfills. All of our hazardous waste landfills have obtained the required permits, although some can accept only certain types of hazardous waste. These landfills must also comply with specialized operating standards. Only hazardous waste in a stable, solid form, which meets regulatory requirements, can be deposited in our secure disposal cells. In some cases, hazardous waste can be treated before disposal. Generally, these treatments involve the separation or removal of solid materials from liquids and chemical treatments that transform waste into inert materials that are no longer hazardous. Our hazardous waste landfills are sited, constructed and operated in a manner designed to provide long-term containment of waste. We also operate a hazardous waste facility at which we isolate treated hazardous waste in liquid form by injection into deep wells that have been drilled in rock formations far below the base of fresh water to a point that is separated by other substantial geological confining layers.

We owned or operated 271 solid waste and six hazardous waste landfills at December 31, 2007 and we owned or operated 277 solid waste and six hazardous waste landfills at December 31, 2006. The landfills that we operate but do not own are generally operated under a lease agreement or an operating contract. The differences between the two arrangements usually relate to the owner of the landfill operating permit. Under lease agreements, the permit typically is in our name and we operate the landfill for its entire life, making payments to the lessor based either on a percentage of revenue or a rate per ton of waste received. We are usually responsible for the closure and post-closure obligations of the landfills we lease. For operating contracts, the property owner owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. The property owner is generally responsible for closure and post-closure obligations under our operating contracts.

Based on remaining permitted airspace as of December 31, 2007 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 30 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion permit. We are currently seeking expansion permits at 54 of our landfills for which we consider expansions to be likely. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 37 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume. Remaining permitted airspace and expansion airspace are defined in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report under “— Critical Accounting Estimates and Assumptions.” At December 31, 2007 and 2006, the expected remaining capacity in cubic yards and tonnage of waste that can be accepted at our owned or operated landfills is shown below (in millions):

	December 31, 2007			December 31, 2006
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Remaining cubic yards	4,265	944	5,209	4,255	1,037	5,292
Remaining tonnage	3,787	893	4,680	3,760	959	4,719

The following table reflects landfill capacity and airspace changes, as measured in tons of waste, for landfills owned or operated by us during the years ended December 31, 2007 and 2006 (in millions):

	December 31, 2007			December 31, 2006
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Balance, beginning of year	3,760	959	4,719	3,460	1,196	4,656
Acquisitions, divestitures, newly permitted landfills and closures	(5)	(15)	(20)	4	—	4
Changes in expansions pursued	—	60	60	—	103	103
Expansion permits granted	128	(128)	—	387	(387)	—
Airspace consumed	(114)	—	(114)	(126)	—	(126)
Changes in engineering estimates and other(a)	18	17	35	35	47	82

Balance, end of year	3,787	893	4,680	3,760	959	4,719

(a)	Changes in engineering estimates can result in changes to the estimated available remaining capacity of a landfill or changes in the utilization of such landfill capacity, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; and anticipated access to moisture through precipitation or recirculation of landfill leachate. We continually focus on improving the utilization of airspace through efforts that include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials; and increasing initial compaction through improved landfill equipment, operations and training.

The number of landfills we own or operate as of December 31, 2007, segregated by their estimated operating lives (in years), based on remaining permitted and expansion airspace and projected annual disposal volume was as follows:

	0 to 5	6 to 10	11 to 20	21 to 40	41+	Total

Owned/operated through lease	19	25	48	72	78	242
Operating contracts	14	4	8	5	4	35

Total landfills	33	29	56	77	82	277

The volume of waste that we received in 2007 was lower than in 2006, primarily as a result of pricing competition and a slow down in residential construction, which are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report. The tons received at our landfills in 2007 and 2006 are shown below (in thousands):

	2007					2006
	# of		Total		Tons	# of	Total		Tons
	Sites		Tons		per Day	Sites	Tons		per Day

Solid waste landfills	271	(a)	113,449		417	277	125,528		461
Hazardous waste landfills	6		1,473		5	6	1,287		5

	277		114,922		422	283	126,815		466

Solid waste landfills closed or divested during related year	8		1,555			4	1,287

			116,477	(b)			128,102	(b)

(a)	In 2007, we acquired two landfills, sold three landfills, closed four landfills and discontinued operations at one operating contract site.

(b)	These amounts include 2.4 million tons at December 31, 2007 and 2.0 million tons at December 31, 2006 that were received at our landfills but were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate (i) reaches its permitted waste capacity; (ii) is permanently capped; and (iii) receives certification of closure from the applicable regulatory agency, management of the site, including remediation activities, is generally transferred to our closed sites management group. In addition to the 277 active landfills we managed at December 31, 2007, we managed 187 closed landfills.

Transfer.  At December 31, 2007, we owned or operated 341 transfer stations in North America. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

Access to transfer stations is often critical to third-party haulers who do not operate their own disposal facilities in close proximity to their collection operations. Fees charged to third parties at transfer stations are usually based on the type and volume or weight of the waste transferred, the distance to the disposal site and general market factors.

The utilization of our transfer stations by our own collection operations improves internalization by allowing us to retain fees that we would otherwise pay to third parties for the disposal of the waste we collect. It allows us to manage costs associated with waste disposal because (i) transfer trucks, railcars or rail containers have larger capacities than collection trucks, allowing us to deliver more waste to the disposal facility in each trip; (ii) waste is accumulated and compacted at transfer stations that are strategically located to increase the efficiency of our collection operations; and (iii) we can retain the volume by managing the transfer of the waste to one of our own disposal sites.

The transfer stations that we operate but do not own are generally operated through lease agreements under which we lease property from third parties. There are some instances where transfer stations are operated under contract, generally for municipalities. In most cases we own the permits and will be responsible for the regulatory requirements relating to the operation, closure and post closure of the transfer station.

Wheelabrator.  As of December 31, 2007, we owned or operated 16 waste-to-energy facilities and five independent power production plants, or IPPs, that are located in the Northeast and in Florida, California and Washington.

At our waste-to-energy facilities, solid waste is burned at high temperatures in specially designed boilers to produce heat that is converted into high-pressure steam. As of December 31, 2007, our waste-to-energy facilities were capable of processing up to 21,000 tons of solid waste each day, a decrease in capacity of approximately 3,000 tons per day from December 31, 2006. In 2007, our waste-to-energy facilities received and processed 7.1 million tons of solid waste, or approximately 19,500 tons per day. In 2006, our waste-to-energy facilities received and processed 7.8 million tons of solid waste, or approximately 21,300 tons per day. The decline in both the capacity and production of our waste-to-energy facilities during 2007 was due to the termination of an operating and maintenance agreement in May 2007.

Our IPPs convert various waste and conventional fuels into steam. The plants burn wood waste, anthracite coal waste (culm), tires, landfill gas and natural gas. These facilities are integral to the solid waste industry, disposing of urban wood, waste tires, railroad ties and utility poles. Our anthracite culm facility in Pennsylvania processes the waste materials left over from coal mining operations from over half a century ago. Ash remaining after burning the culm is used to reclaim the land damaged by decades of coal mining.

We sell the steam produced at our waste-to-energy facilities and IPPs to industrial and commercial users. Steam that is not sold is used to generate electricity for sale to electric utilities. Fees charged for steam and electricity at our waste-to-energy facilities and IPPs are generally subject to the terms and conditions of long-term contracts that include interim adjustments to the prices charged for changes in market conditions such as inflation, natural gas prices and other general market factors.

Recycling.  Our WMRA Group focuses on improving the sustainability and future growth of recycling programs within communities and industries. In addition to our WMRA Group, our four geographic operating Groups provide certain recycling services that are embedded within the Groups’ other operations and, therefore, are not included within the WMRA Group’s financial results.

Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. Our recycling operations include the following:

Collection and materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our material recovery facilities (“MRFs”) for processing. We operate 99 MRFs where paper, glass, metals and plastics are recovered for resale. We also operate six secondary processing facilities where materials received from MRFs can be further processed into raw products used in the manufacturing of consumer goods. Specifically, material processing services include data destruction, automated color sorting, and construction and demolition processing.

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

During 2006, we also provided glass recycling services. However, we divested of our glass recycling facilities in 2006 as part of our continued focus on improving the profitability of our business.

Fees for recycling services are influenced by frequency of collection, type and volume or weight of the recyclable material, degree of processing required, the market value of the recovered material and other market factors.

Our WMRA Group purchases recyclable materials processed in our MRFs from various sources, including third parties and other operating subsidiaries of WMI. The cost per ton of material purchased is based on market prices and the cost to transport the finished goods to our customers. The price our WMRA Group pays for recyclable materials is often referred to as a “rebate” and is based upon the price we receive for sales of finished goods and local market conditions. As a result, higher commodity prices increase our revenues and increase the rebates we pay to our suppliers.

Other.  We provide in-plant services, in which employees of our Upstream organization work full-time inside our customers’ facilities to provide full-service waste management solutions. Our vertically integrated waste management operations allow us to provide customers with full management of their waste, including identifying recycling opportunities, minimizing waste, and determining the most efficient means available for waste collection and disposal.

We also develop, operate and promote projects for the beneficial use of landfill gas through our Waste Management Renewable Energy Program. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The United States Environmental Protection Agency endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. At December 31, 2007, landfill gas beneficial use projects were producing commercial quantities of methane gas at 108 of our solid waste landfills. At 80 of these landfills, the processed gas is delivered to electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. At 21 landfills, the gas is delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. At seven landfills, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers.

In addition, we rent and service portable restroom facilities to municipalities and commercial customers under the name Port-O-Let®, and provide street and parking lot sweeping services. We also have begun providing portable self-storage and fluorescent lamp recycling services. From time to time, we are also contracted to construct waste facilities on behalf of third parties.

Competition

The solid waste industry is very competitive. Competition comes from a number of publicly held solid waste companies, private solid waste companies, large commercial and industrial companies handling their own waste collection or disposal operations and public and private waste-to-energy companies. We also have competition from municipalities and regional government authorities with respect to residential and commercial solid waste collection and solid waste landfills. The municipalities and regional governmental authorities are often able to offer lower direct charges to customers for the same service by subsidizing their costs through the use of tax revenues and tax-exempt financing. Generally, however, municipalities do not provide significant commercial and industrial collection or waste disposal.

We compete for disposal business on the basis of tipping fees, geographic location and quality of operations. Our ability to obtain disposal business may be limited in areas where other companies own or operate their own landfills, to which they will send their waste. We compete for collection accounts primarily on the basis of price and quality of services. Operating costs, disposal costs and collection fees vary widely throughout the geographic areas in which we operate. The prices that we charge are determined locally, and typically vary by the volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, the availability of airspace within the geographic region, labor costs and amount and type of equipment furnished to the customer. We face intense competition based on pricing and quality of service. Under certain customer service contracts, our ability to increase our prices or pass on cost increases to our customers may be limited. From time to time, competitors may reduce the price of their services and accept lower margins in an effort to expand or maintain market share or to successfully obtain competitively bid contracts.

Employees

At December 31, 2007, we had approximately 47,400 full-time employees, of which approximately 7,900 were employed in administrative and sales positions and the balance in operations. Approximately 11,700 of our employees are covered by collective bargaining agreements.

Financial Assurance and Insurance Obligations

Financial Assurance

Municipal and governmental waste service contracts generally require contracting parties to demonstrate financial responsibility for their obligations under the contract. Financial assurance is also a requirement for obtaining or retaining disposal site or transfer station operating permits. Various forms of financial assurance are also required by regulatory agencies for estimated closure, post-closure and remedial obligations at many of our landfills. In addition, certain of our tax-exempt borrowings require us to hold funds in trust for the repayment of our interest and principal obligations.

We establish financial assurance using surety bonds, letters of credit, insurance policies, trust and escrow agreements and financial guarantees. The type of assurance used is based on several factors; most importantly the jurisdiction, contractual requirements, market factors and availability of credit capacity. The following table summarizes the various forms and dollar amounts (in millions) of financial assurance that we had outstanding as of December 31, 2007:

Surety bonds:
Issued by consolidated subsidiary(a)	$307
Issued by affiliated entity(b)	1,076
Issued by third-party surety companies	1,376

Total surety bonds		$2,759
Letters of credit:
Revolving credit facility(c)	1,437
Letter of credit and term loan agreements(d)	294
Letter of credit facility(e)	350
Other lines of credit	90

Total letters of credit		2,171
Insurance policies:
Issued by consolidated subsidiary(a)	944
Issued by affiliated entity(b)	16

Total insurance policies		960
Funded trust and escrow accounts(f)		301
Financial guarantees(g)		235

Total financial assurance		$6,426

(a)	We use surety bonds and insurance policies issued by a wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue financial assurance to WMI and our subsidiaries. National Guaranty Insurance Company is authorized to write up to approximately $1.4 billion in surety bonds or insurance policies for our closure and post-closure requirements, waste collection contracts and other business related obligations.

(b)	We hold a non-controlling financial interest in an entity that we use to obtain financial assurance. Our contractual agreement with this entity does not specifically limit the amounts of surety bonds or insurance that we may obtain, making our financial assurance under this agreement limited only by the guidelines and restrictions of surety and insurance regulations.

(c)	WMI has a $2.4 billion revolving credit facility that matures in August 2011. At December 31, 2007, $300 million of borrowings were outstanding under the facility and we had unused and available credit capacity of $663 million.

(d)	We have a $15 million letter of credit and term loan agreement, a $175 million letter of credit and term loan agreement and a $105 million letter of credit and term loan agreement, which expire in June 2008, 2010, and 2013, respectively. At December 31, 2007, $1 million was unused and available under the letter of credit and term loan agreements to support letters of credit.

(e)	We have a $350 million letter of credit facility that matures in December 2008. At December 31, 2007, the entire capacity under the facility was used to support outstanding letters of credit.

(f)	Our funded trust and escrow accounts have been established to support landfill closure, post-closure and environmental remediation obligations, the repayment of debt obligations and our performance under various operating contracts. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts.

(g)	WMI provides financial guarantees on behalf of its subsidiaries to municipalities, customers and regulatory authorities. They are provided primarily to support our performance of landfill closure and post-closure activities.

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

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Our general liability, workers’ compensation and auto insurance programs have per incident deductibles of $2.5 million, $1.5 million and $1 million, respectively. Effective January 1, 2008, we increased the per incident deductible for our workers’ compensation insurance program to $5 million. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2007 are summarized in Note 10 to the Consolidated Financial Statements.

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

The primary United States federal statutes affecting our business are summarized below:

•	The Resource Conservation and Recovery Act of 1976, as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations must be implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations.

•	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional disposal of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially approved settlement. Liability could also include liability to a PRP that voluntarily expends site clean-up costs. Further, liability may include damage to publicly owned natural resources. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed or as a generator or transporter of hazardous substances disposed of at other locations.

•	The Federal Water Pollution Control Act of 1972, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water runoff from landfills that require landfills to obtain storm water discharge permits. In addition, if a landfill or a transfer station discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, before the development or expansion of a landfill can alter or affect “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

•	The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and large municipal waste-to-energy facilities. Standards have also been imposed on manufacturers of transportation vehicles (including waste collection vehicles). In 1996 the EPA issued new source performance standards and emission guidelines controlling landfill gases from new and existing large landfills. The regulations impose limits on air emissions from large municipal solid waste landfills, subject most of our large municipal solid waste landfills to certain operating permitting requirements under Title V of the Clean Air Act, and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on or off-site. In general, controlling emissions involves drilling collection wells into a landfill and routing the gas to a suitable energy recovery system or combustion device. We are currently capturing and utilizing the renewable energy value of landfill gas at 108 of our solid waste landfills. In January 2003, the EPA issued additional regulations that required affected landfills to prepare, by January 2004, startup, shutdown and malfunction plans to ensure proper operation of gas collection, control and treatment systems.

The EPA has issued new source performance standards and emission guidelines for large and small municipal waste-to-energy facilities, which include stringent emission limits for various pollutants based on Maximum Achievable Control Technology standards. These sources are also subject to operating permit requirements under Title V of the Clean Air Act. The Clean Air Act requires the EPA to review and revise the MACT standards applicable to municipal waste-to-energy facilities every five years.

•	The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal . Various state and local agencies with jurisdiction over disposal of hazardous waste may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

There are also various state or provincial and local regulations that affect our operations. Sometimes states’ regulations are stricter than federal laws and regulations when not otherwise preempted by federal law. Additionally, our collection and landfill operations could be affected by legislative and regulatory measures requiring or encouraging waste reduction at the source and waste recycling.

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the United States Supreme Court ruled that a flow control ordinance that gave preference to a local facility that was privately owned was unconstitutional, but in 2007 the Court ruled that an ordinance directing waste to a facility owned by the local government was constitutional. In addition, from time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control or the adoption of legislation affecting interstate transportation of waste at the state level could adversely affect our operations. Courts’ interpretation of flow control legislation or the Supreme Court decisions also could adversely affect our solid waste management services.

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

See Notes 3 and 10 to the Consolidated Financial Statements for disclosures relating to our current assessments of the impact of regulations on our current and future operations.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2008 and beyond. These are not the only risks that we face. There may be other risks that we do not presently know or that we currently believe are immaterial that could also impair our business and financial position.

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

In recent years, we have implemented several profit improvement initiatives aimed at lowering our costs and enhancing our revenues, and we continue to seek ways to reduce our selling, general and administrative and operating expenses. While generally we have been successful in managing our costs, including subcontractor costs and the effect of fuel price increases, our initiatives may not be sufficient. Even as our revenues increase, if we are unable to control variable costs or increases to our fixed costs in the future, we will be unable to maintain or expand our margins.

We cannot guarantee that we will be able to successfully implement our plans and strategies to improve margins and increase our income from operations.

We have announced several programs and strategies that we have implemented or planned to improve our margins and operating results. For example, except when prohibited by contract, we have implemented price increases and environmental fees, and we continue our fuel surcharge programs, all of which have increased our internal revenue growth. The loss of volumes as a result of price increases may negatively affect our cash flows or results of operations. Additionally, we continue to seek to divest under-performing and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of under-performing and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses. If we are not able to fully implement our plans for any reason, many of which are out of our control, we may not see the expected improvements in our income from operations or our operating margins.

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

Our business is affected by changes in national and general economic factors that are also outside of our control, including interest rates and consumer confidence. We have $2.9 billion of debt as of December 31, 2007 that is exposed to changes in market interest rates because of the combined impact of our variable rate tax-exempt bonds and our interest rate swap agreements. Therefore, any increase in interest rates can significantly increase our expenses. Additionally, although our services are of an essential nature, a weak economy generally results in decreases in volumes of waste generated, which decreases our revenues. We also face risks related to other adverse external factors, such as the ability of our insurers to meet their commitments in a timely manner and the effect that significant claims or litigation against insurance companies may have on such ability.

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

The waste industry is subject to extensive government regulation, and existing or future regulations may restrict our operations, increase our costs of operations or require us to make additional capital expenditures.

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

Governmental authorities may enact climate change regulations that could increase our costs to operate.

Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on the emissions of greenhouse gases and their potential role in climate change. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect our collection and disposal operations. Additionally, certain of the states in which we operate are contemplating air pollution control regulations that are more stringent than existing and proposed federal regulations. Changing environmental regulations could require us to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.

Significant shortages in fuel supply or increases in fuel prices will increase our operating expenses.

The price and supply of fuel are unpredictable, and can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. In the past two years, the year-over-year changes in the average quarterly fuel prices have ranged from an increase of 28% to a decrease of 5%. We need fuel to run our collection and transfer trucks and equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass through of the increased costs. We may initiate other programs or means to guard against the rising costs of fuel, although there can be no assurances that we will be able to do so or that such programs will be successful. Regardless of any offsetting surcharge programs, the increased operating costs will decrease our operating margins.

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

Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and glass, all of which are subject to significant market price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard, known as OCC, and old newsprint, or ONP. In the past two years, the year-over-year changes in the quarterly average market prices for OCC ranged from a decrease of as much as 34% to an increase of as much as 83%. The same comparisons for ONP have ranged from a decrease of as much as 16% to an increase of as much as 47%. These fluctuations can affect future operating income and cash flows. Additionally, our recycling operations offer rebates to suppliers, based on the market prices of commodities we buy to process for resale. Therefore, even if we experience higher revenues based on increased market prices for commodities, the rebates we pay will also increase.

Additionally, there may be significant price fluctuations in the price of methane gas, electricity and other energy related products that are marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plant operations. The marketing and sales of energy related products by our landfill gas and waste-to-energy operations are generally pursuant to long-term sales agreements. Therefore, market fluctuations do not have a significant effect on these operations in the short-term. However, as those agreements expire and are up for renewal, changes in market prices may affect our revenues. Additionally, revenues from our independent power production plants can be affected by price fluctuations. In the past two years, the year-over-year changes in the average quarterly electricity prices have increased or decreased by as much as 5%.

The development and acceptance of alternatives to landfill disposal and waste-to-energy facilities could reduce our ability to operate at full capacity.

Our customers are increasingly using alternatives to landfill and waste-to-energy disposal, such as recycling and composting. In addition, some state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, at landfills or waste-to-energy facilities. Although such mandates are a useful tool to protect our environment, these developments reduce the volume of waste going to landfills and waste-to-energy facilities in certain areas, which may affect our ability to operate our landfills and waste-to-energy facilities at full capacity, as well as the prices that we can charge for landfill disposal and waste-to-energy services.

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

We may experience problems with either the operation of our current information technology systems or the development and deployment of new information technology systems that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. We encountered problems with the new revenue management application that we had been piloting throughout 2007, resulting in the termination of the pilot while we determine how to proceed on an enterprise-wide basis. The termination of the pilot may lead to additional costs and expenses, which could be material. Additionally, the delay in implementing a new, enterprise-wide revenue management system may negatively affect our ability to improve our operating margins. Finally, there can be no assurances that our issues related to the licensed application will not ultimately result in an impairment charge, which could be material.

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

We currently expect to meet our anticipated cash needs for capital expenditures, acquisitions and other cash expenditures with our cash flows from operations and, to the extent necessary, additional financings. However, materially adverse events could reduce our cash flows from operations. Our Board of Directors has approved a capital allocation program that provides for up to $1.4 billion in aggregate dividend payments and share repurchases during 2008 and recently announced that it expects future quarterly dividend payments, when declared by the Board of Directors, to be $0.27 per share. If our cash flows from operations were negatively affected, we could be forced to reduce capital expenditures, acquisition activity, share repurchase activity or dividend declarations. In these circumstances we instead may elect to incur more indebtedness. If we made such an election, there can be no assurances that we would be able to obtain additional financings on acceptable terms. In these circumstances, we would likely use our revolving credit facility to meet our cash needs.

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

The following table summarizes our various operations at December 31 for the periods noted:

	2007	2006

Landfills:
Owned	216	223
Operated through lease agreements(a)	26	24
Operated through contractual agreements	35	36

	277	283
Transfer stations	341	342
Material recovery facilities	99	108
Secondary processing facilities	6	5
Waste-to-energy facilities	16	17
Independent power production plants	5	5

(a)	From an operating perspective, landfills we operate through lease agreements are similar to landfills we own because we own the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill.

The following table provides certain information by Group regarding the 242 landfills owned or operated through lease agreements and a count, by Group, of contracted disposal sites as of December 31, 2007:

					Contracted
		Total	Permitted	Expansion	Disposal
	Landfills	Acreage(a)	Acreage(b)	Acreage(c)	Sites

Eastern	41	29,435	5,934	601	6
Midwest	73	28,251	7,081	1,827	9
Southern	81	39,590	12,039	507	12
Western	43	41,744	9,981	1,162	8
Wheelabrator	4	781	289	—	—

	242	139,801	35,324	4,097	35

(a)	“Total acreage” includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land owned by our landfill operations.

(b)	“Permitted acreage” consists of all acreage at the landfill encompassed by an active permit to dispose of waste.

(c)	“Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions section included herein.

Item 3.	Legal Proceedings.

Information regarding our legal proceedings can be found under the Litigation section of Note 10 in the Consolidated Financial Statements included in this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our stockholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WMI.” The following table sets forth the range of the high and low per share sales prices for our common stock as reported on the NYSE:

	High	Low

2006
First Quarter	$35.35	$30.08
Second Quarter	38.34	33.83
Third Quarter	37.41	32.88
Fourth Quarter	38.64	35.68
2007
First Quarter	$38.70	$32.56
Second Quarter	40.35	33.93
Third Quarter	40.80	33.94
Fourth Quarter	39.11	32.56
2008
First Quarter (through February 11, 2008)	$33.45	$28.10

On February 11, 2008, the closing sale price as reported on the NYSE was $32.16 per share. The number of holders of record of our common stock at February 11, 2008 was 15,215.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the Dow Jones Waste & Disposal Services Index and the S&P 500 Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of Cumulative Five Year Total Return

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Waste Management, Inc.	$100	$129	$134	$140	$174	$158
S&P 500 Index	$100	$129	$143	$150	$173	$183
Dow Jones Waste & Disposal Services Index	$100	$133	$138	$146	$179	$187

In October 2004, the Company announced that its Board of Directors approved a capital allocation program authorizing up to $1.2 billion of stock repurchases and dividend payments annually for each of 2005, 2006 and 2007. Under this program, we paid quarterly cash dividends of $0.20 per share for a total of $449 million in 2005; $0.22 per share for a total of $476 million in 2006; and $0.24 per share for a total of $495 million in 2007.

In March 2007, our Board of Directors approved up to $600 million of additional share repurchases for 2007, and in November 2007 approved up to $300 million of additional share repurchases, increasing the amount of capital authorized for our share repurchases and dividends for 2007 to $2.1 billion. In 2007, we repurchased approximately 40 million shares of our common stock for $1,421 million. All of the repurchases were made pursuant to our capital allocation program. The following table summarizes our fourth quarter 2007 share repurchase activity:

Issuer Purchases of Equity Securities

			Total Number	Approximate Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet be
	Total Number	Average Price	Publicly Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans
Period	Purchased	Share(a)	Programs	or Programs(b)

October 1-31	2,143,600	$37.74	2,143,600	$150 million
November 1-30	4,782,300	$34.66	4,782,300	$284 million
December 1-31	2,941,900	$34.01	2,941,900	$184 million

Total	9,867,800	$35.13	9,867,800

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

(b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided net of the dividends declared and paid in the fourth quarter of 2007. As discussed above, the amount of capital available for share repurchases and dividends during 2007 was $2.1 billion. During the year ended December 31, 2007, we paid $495 million in dividends. The “Total” amount available for repurchases under the plan represents the remaining portion of the $300 million of additional share repurchases approved by the Board of Directors in November 2007.

In 2006, we repurchased 31 million shares of our common stock for $1,072 million, all of which was made pursuant to the capital allocation program discussed above.

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

	Years Ended December 31,
	2007(a)	2006(a)	2005(a)	2004	2003(b)
	(In millions, except per share amounts)

Statement of Operations Data:
Operating revenues(c)	$13,310	$13,363	$13,074	$12,516	$11,648

Costs and expenses:
Operating(c)	8,402	8,587	8,631	8,228	7,591
Selling, general and administrative	1,432	1,388	1,276	1,267	1,216
Depreciation and amortization	1,259	1,334	1,361	1,336	1,265
Restructuring	10	—	28	(1)	44
(Income) expense from divestitures, asset impairments and unusual items	(47)	25	68	(13)	(8)

	11,056	11,334	11,364	10,817	10,108

Income from operations	2,254	2,029	1,710	1,699	1,540
Other expense, net	(551)	(555)	(618)	(521)	(417)

Income before income taxes and accounting changes	1,703	1,474	1,092	1,178	1,123
Provision for (benefit from) income taxes	540	325	(90)	247	404

Income before accounting changes	1,163	1,149	1,182	931	719
Accounting changes, net of taxes	—	—	—	8	(89)

Net income	$1,163	$1,149	$1,182	$939	$630

Basic earnings per common share:
Income before accounting changes	$2.25	$2.13	$2.11	$1.62	$1.22
Accounting changes, net of taxes	—	—	—	0.01	(0.15)

Net income	$2.25	$2.13	$2.11	$1.63	$1.07

Diluted earnings per common share:
Income before accounting changes	$2.23	$2.10	$2.09	$1.60	$1.21
Accounting changes, net of taxes	—	—	—	0.01	(0.15)

Net income	$2.23	$2.10	$2.09	$1.61	$1.06

Cash dividends declared per common share (2005 includes $0.22 paid in 2006)	$0.96	$0.66	$1.02	$0.75	$0.01

Cash dividends paid	$0.96	$0.88	$0.80	$0.75	$0.01

Balance Sheet Data (at end of period):
Working capital (deficit)	$(118)	$(86)	$194	$(386)	$(1,015)
Goodwill and other intangible assets, net	5,530	5,413	5,514	5,453	5,376
Total assets	20,175	20,600	21,135	20,905	20,382
Debt, including current portion	8,337	8,317	8,687	8,566	8,511
Stockholders’ equity	5,792	6,222	6,121	5,971	5,602

(a)	For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and changes in our accounting policies on the comparability of this information, see Note 2 of the Consolidated Financial Statements.

(b)	In the first quarter of 2003, we recorded $101 million, including tax benefit, or $0.17 per diluted share, as a charge to cumulative effect of changes in accounting principles for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. Substantially all of this charge was related to changes in accounting for landfill final capping, closure and post-closure costs. Effective January 1, 2003, we also changed our accounting for repairs and maintenance and loss contracts, which resulted in a credit to cumulative effect of changes in accounting principles of $55 million, net of taxes, or $0.09 per diluted share. On December 31, 2003, we began consolidating two limited liability companies from which we lease three waste-to-energy facilities as a result of our implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an Interpretation of ARB No. 51. Upon consolidating these entities, we recorded a charge to cumulative effect of changes in accounting principles of $43 million, including tax benefit, or $0.07 per diluted share.

(c)	Effective January 1, 2004, we began recording all mandatory fees and taxes that create direct obligations for us as operating expenses and recording revenue when the fees and taxes are billed to our customers. In prior years, certain of these costs had been treated as pass-through costs for financial reporting purposes. In 2004, we conformed the 2003 presentation of our revenues and expenses with this presentation by increasing both our revenue and our operating expense by $74 million for the year ended December 31, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our operations for the three years ended December 31, 2007. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A, Risk Factors. The following discussion should be read in light of that disclosure and together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements.

Overview

Our pricing program, cost control measures and fix-or-seek exit initiatives continued to provide earnings growth, margin expansion, and strong free cash flow in 2007. Despite volume losses resulting from pricing competition and an economic softening, particularly in the residential construction sector, our 2007 operating results were strong.

We improved our income from operations in 2007 by $225 million, or 11%, as compared with 2006. In addition, income from operations as a percentage of revenue increased by 1.7 percentage points in 2007 as compared with 2006. This earnings growth and margin expansion is a reflection of our continued focus on improving our cost structure and pricing each customer to provide profitable returns, as well as significant returns provided by our recycling operations in 2007, largely due to a very strong market for recycling commodities.

Our revenues in 2007 decreased by $53 million, or 0.4%, as compared with 2006, primarily as a result of volume declines and divestitures, offset largely by increased yield from base business and higher recycling commodity prices. The loss of revenue due to volume declines in 2007 has resulted primarily from pricing competition and a significant slowdown in residential construction across the United States.

In 2007, we decreased our operating expenses despite incurring $35 million in operating costs during the year for labor disputes in Oakland and Los Angeles, California. In 2007, operating expenses decreased by $185 million, or 2.2%, and as a percentage of revenue, declined by 1.2 percentage points as compared with 2006. Our selling, general and administrative expenses increased by $44 million, or 3.2%, as compared with 2006, primarily a result of higher costs associated with the implementation and execution of our strategic initiatives that we believe will improve operations and processes over the long-term.

Our free cash flow increased in 2007 due to lower capital spending and increased proceeds from divestitures, the effects of which were partially offset by lower net cash provided by operating activities. Our capital expenditures were less in 2007 than 2006 largely due to relatively high levels of fleet capital spending in 2006 to prepare for significant mandated changes in heavy-duty truck engines that began in January 2007. The increase in proceeds from divestitures was a result of our continued fix-or-seek exit initiative. We calculate free cash flow as shown in the table below (in millions):

	Years Ended
	December 31,
	2007	2006

Net cash provided by operating activities	$2,439	$2,540
Capital expenditures	(1,211)	(1,329)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	278	240

Free cash flow(a)	$1,506	$1,451

(a)	We have included free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business and believe it is indicative of our ability to pay our quarterly dividends, repurchase our common stock and fund acquisitions and other investments. Free cash flow is not intended to replace the GAAP measure of “Net cash provided by operating activities,” which is the most comparable GAAP measure. However, by subtracting cash used for capital expenditures and adding the cash proceeds from divestitures and other asset sales, we believe free cash flow gives investors greater insight into our liquidity.

We expect that in 2008 we may continue to face challenges related to volume losses as a result of general economic conditions and pricing competition. However, we are redirecting some of the focus in our sales department from the right-pricing of existing customers, which has largely been completed, to seeking out new customers that will provide profitable growth to our business. Throughout 2007, we continued to focus on building a trusted brand that stands for quality, reliable service, safety and environmental protection. We plan to cultivate this reputation; focus on quality customer service; actively manage our capital requirements and scheduled debt repayments; and grow our business with targeted acquisitions and other investments that will improve our current operations’ performance and enhance and expand our services. We believe all of these measures will ensure our ability to return value to our shareholders.

Technology Update — For the last several years, we have been introducing systems and technologies to improve our business processes and profitability. We recently have successfully deployed our FastLane system, an enterprise-wide, automated point-of-sale system for management of scale house ticketing and our Compass system, a fleet maintenance system that automates many shop functions and tracks repairs. We also are proceeding with pilots of onboard computer systems for our fleet collection operations and modules for our pricing program. As part of our focus on technology, in October 2005, we entered into agreements with a major software vendor to license its waste and recycling revenue management application and have the vendor implement the licensed software throughout the Company on a fixed price basis. In January 2007, we began a pilot test of the licensed application in one of our smaller market areas, while the rest of our market areas continued to operate using our existing revenue management system. The results of the pilot demonstrated to us that the licensed application would not work. In the fourth quarter of 2007, we terminated the pilot and the pilot market area’s operations are being returned to our existing revenue management system. Although we have continued to press the vendor to provide a revenue management application that fulfills its obligations to the Company, our negotiations have not yet resulted in a satisfactory commitment from the vendor. In March 2008, in an effort to avoid litigation, we will mediate and attempt to resolve our disputes with the vendor. Therefore, we will not be able to deploy a new revenue management system in the foreseeable future and we will continue to run our current system, although it does not provide the benefits we were expecting to get from the licensed application. However, we may be able to make enhancements to our current system. Our plans to install a new revenue management system, to make enhancements to our current system and to address the issues with the software vendor may result in cost increases, each of which could negatively affect our future cash flow and earnings.

Basis of Presentation of Consolidated and Segment Financial Information

Accounting Changes — FIN 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) and FSP No. 48-1, Definition of Settlement in FASB Interpretation No. 48 — Effective January 1, 2007, we adopted FIN 48 and FSP No. 48-1. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. In addition, FIN 48 provides guidance on the de-recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FSP No. 48-1 provides guidance associated with the criteria that must be evaluated in determining if a tax position has been effectively settled and should be recognized as a tax benefit.

SFAS No. 123(R) — Share-Based Payment — On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant. We adopted SFAS No. 123(R) using the modified prospective method, which results in (i) the recognition of compensation expense using the provisions of SFAS No. 123(R) for all share-based awards granted or modified after December 31, 2005 and (ii) the recognition of compensation expense using the provisions of SFAS No. 123, Accounting for Stock-Based Compensation for all unvested awards outstanding at the date of adoption.

Refer to Note 2 of our Consolidated Financial Statements for additional information related to the impact of the implementation of these new accounting pronouncements on our results of operations and financial position.

Reclassification of Segment Information — In the first quarter of 2007, we realigned our Eastern, Midwest and Western Group organizations to facilitate improved business execution. We moved certain market areas in the Eastern and Midwest Groups to the Midwest and Western Groups, respectively. In addition, in early 2007 we moved certain of our WMRA operations to our Western Group to more closely align their recycling operations with the related collection, transfer and disposal operations. We have reflected the impact of these realignments for all periods presented to provide financial information that consistently reflects our current approach to managing our operations.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if these criteria are no longer met, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 54 landfill sites with expansions at December 31, 2007, 18 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Eight of these landfills required approval by the Chief Financial Officer because of a lack of community or political support that could impede the expansion process. The remaining ten landfills required approval primarily due to the permit application processes not meeting the one- or five-year requirements, generally as a result of state-specific permitting procedures.

Once the remaining permitted and expansion airspace is determined, an airspace utilization factor, or AUF, is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and then adjusted to account for settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, and anticipated access to moisture through precipitation or recirculation of landfill leachate. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

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

Environmental Remediation Liabilities — We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a site. These liabilities include potentially responsible party, or PRP, investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on several estimates and assumptions.

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

•	Management’s judgment and experience in remediating our own and unrelated parties’ sites;

•	Information available from regulatory agencies as to costs of remediation;

•	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

•	The typical allocation of costs among PRPs unless the actual allocation has been determined.

Asset Impairments — Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to assess whether a potential impairment exists, the assets’ carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is determined by either an internally developed discounted projected cash flow analysis of the asset or an actual third-party valuation. If the fair value of an asset is determined to be less than the carrying amount of the asset, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs.

There are other considerations for impairments of landfills and goodwill, as described below.

Landfills — Certain impairment indicators require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment of our landfill assets due to the unique nature of the waste industry.

Goodwill — At least annually, we assess whether goodwill is impaired. We assess whether an impairment exists by comparing the carrying value of each Group’s goodwill to its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of each Group’s identifiable assets and liabilities from the fair value of the Group as a whole. We rely on discounted cash flow analysis, which requires significant judgments and estimates about the future operations of each Group, to develop our estimates of fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.

Self-insurance reserves and recoveries — We have retained a significant portion of the risks related to our health and welfare, automobile, general liability and workers’ compensation insurance programs. Our liabilities associated with the exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future incidents are significantly different than what we assume. Estimated insurance recoveries related to recorded liabilities are recorded as assets when we believe that the receipt of such amounts is probable.

Results of Operations

Operating Revenues

Our operating revenues in 2007 were $13.3 billion, compared with $13.4 billion in 2006 and $13.1 billion in 2005. We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator and WMRA Groups. These six operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each year provided by our six operating Groups and our Other waste services:

	Years Ended December 31,
	2007	2006	2005

Eastern	$3,281	$3,614	$3,632
Midwest	2,983	3,003	2,922
Southern	3,681	3,759	3,590
Western	3,508	3,511	3,416
Wheelabrator	868	902	879
WMRA	953	740	805
Other	307	283	296
Intercompany	(2,271)	(2,449)	(2,466)

Total	$13,310	$13,363	$13,074

Our operating revenues generally come from fees charged for our collection, disposal, transfer, Wheelabrator and recycling services. Revenues from our disposal operations consist of tipping fees, which are generally based on the weight, volume and type of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Our Wheelabrator revenues are based on the type and volume of waste received at our waste-to-energy facilities and IPPs and fees charged for the sale of energy and steam. Recycling revenue, which is generated by our WMRA Group as well as recycling operations embedded in the operations of our four geographic operating Groups, generally consists of the sale of recyclable commodities to third parties and tipping fees. Our “other” revenues include our in-plant services, methane gas operations, Port-O-Let® services and street and parking lot sweeping services. Intercompany revenues between our operations have been eliminated in the consolidated financial statements. The mix of operating revenues from our different services is reflected in the table below (in millions):

	Years Ended December 31,
	2007	2006	2005

Collection	$8,714	$8,837	$8,633
Landfill	3,047	3,197	3,089
Transfer	1,654	1,802	1,756
Wheelabrator	868	902	879
Recycling and other	1,298	1,074	1,183
Intercompany	(2,271)	(2,449)	(2,466)

Total	$13,310	$13,363	$13,074

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change for		Change for
	2007 vs. 2006		2006 vs. 2005

Average yield:
Base business	$432	3.3%	$461	3.6%
Commodity	306	2.3	(48)	(0.4)
Electricity (IPPs)	2	—	2	—
Fuel surcharges and mandated fees	35	0.3	120	0.9

Total	775	5.9	535	4.1
Volume	(588)	(4.5)	(187)	(1.4)

Internal revenue growth	187	1.4	348	2.7
Acquisitions	37	0.3	52	0.4
Divestitures	(320)	(2.4)	(154)	(1.2)
Foreign currency translation	43	0.3	43	0.3

	$(53)	(0.4)%	$289	2.2%

Base Business — Yield on base business reflects the effect on our revenue from the pricing activities of our collection, transfer, disposal and waste-to-energy operations, exclusive of volume changes. Revenue growth from base business yield includes not only price increases, but also (i) price decreases to retain customers; (ii) changes in average price from new and lost business; and (iii) changes related to the overall mix of services, which are due principally to the types of services provided and the geographic locations where our services are provided.

In both 2006 and 2007, our pricing excellence initiative was the primary contributor to our base business yield growth. The increases in base business yield were driven by our collection operations, which experienced substantial growth in every geographic operating Group primarily as a result of our continued focus on pricing our services based on market-specific factors, including our costs. In 2006, increased collection revenues due to pricing were partially offset by revenue declines from lower collection volumes and in 2007, the increased collection revenues were more than offset by revenue declines from lower collection volumes. However, we continue to find that, in spite of collection volume declines, increased yield on base business and a focus on controlling variable costs provide notable margin improvements and earnings expansion in our collection line of business.

Throughout 2007, we experienced increases in revenue due to yield on base business from our pricing excellence initiatives at our transfer stations and the municipal solid waste, special waste and construction and demolition waste streams at our landfills. The increases in transfer station revenues in 2007 were the most significant in the Eastern and Western portions of the United States. At our landfills, municipal solid waste revenue growth from yield was the most significant in the South and East; special waste revenue growth from yield was the most significant in the West; and our construction and demolition revenue growth from yield was the most significant in the South.

Revenues from our environmental fee, which is included in base business yield, were $121 million, $76 million and $33 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Commodity — Recycling prices approached all time highs in 2007 and drove the substantial revenue growth from yield. Increases in the prices of the recycling commodities we process contributed $306 million of revenue growth in 2007. Average prices for old corrugated cardboard increased by 62% and average prices for old newsprint increased by 39% in 2007. Approximately 50% of the increase in revenue from yield on our recycling operations is associated with our relatively lower margin brokerage activities.

Our revenues in 2006 declined $48 million as compared with the prior year due to price decreases in recycling commodities. In 2006, average prices for old corrugated cardboard dropped by 8% and average prices for old newsprint were down by about 7%.

Fuel surcharges and mandated fees — Fuel surcharges increased revenues year-over-year by $29 million in 2007. This increase is due to our continued effort to pass on higher fuel costs to our customers through fuel surcharges. We experienced relatively flat market prices for fuel for the first nine months of the year. During the fourth quarter of 2007, we experienced a significantly higher increase in market prices for fuel, which contributed all of the revenue increase due to fuel surcharges in 2007.

Fuel surcharges increased revenues year-over-year by $117 million for 2006. The substantial 2006 increases in revenue provided by our fuel surcharge program can generally be attributed to (i) increases in market prices for fuel; (ii) an increase in the number of customers who participate in our fuel surcharge program; and (iii) the revision of our fuel surcharge program at the beginning of the third quarter of 2005 to incorporate the indirect fuel cost increases passed on to us by subcontracted haulers and vendors.

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

Volume — The declines in our revenues due to lower volumes when comparing 2007 and 2006 with the corresponding prior year periods have been driven by declines in our collection volumes and, to a lesser extent, lower transfer station and third-party disposal volumes.

Volume reductions in 2007 have significantly affected the revenues of each of our collection lines of business in each geographic operating Group. Our industrial collection operations have experienced the most significant revenue declines due to lower volumes. Reduced volumes continue to be significantly affected by our focus on improving margins through increased pricing. Volume declines in our industrial collection business have also been affected by the significant slowdown in residential construction across the United States. Our commercial and residential collection operations have experienced revenue declines due to lower volumes in each geographic group as well.

Declines in revenue due to lower third-party volumes in our transfer station operations have been the most notable in our Eastern Group and can generally be attributed to the effects of pricing. In 2007, we also experienced declines in third-party revenue at our landfills due to reduced disposal volumes. The most significant declines were in our construction and demolition waste, particularly in our Southern Group. The reduction in construction and demolition volumes was largely due to the significant slowdown in residential construction across the United States. The volume declines for our municipal solid waste disposal operations have been the most significant in our Midwest Group due primarily to our focus on pricing increases. Waste-to-energy revenue from disposal volumes also declined in 2007, largely due to the termination of an operating and maintenance agreement in May 2007. The revenue decline due to lower third-party volumes in our recycling business was primarily attributable to decreases in certain brokerage activities and the closure of a plastics processing facility.

The revenue declines in our collection businesses in 2006 were partially offset by increased disposal volumes in all of our geographic operating Groups through the first nine months of the year. Our special waste, municipal solid waste and construction and demolition waste streams were the primary drivers of this growth in revenues due to higher volumes. We believe that the strength of the economy throughout most of the year and favorable weather in many parts of the country were the primary drivers of the higher disposal volumes. In the fourth quarter of 2006, we experienced a decline in disposal volumes as compared with the fourth quarter of 2005, which we believe was due to the lack of hurricane volumes in 2006, competition, impacts of our pricing initiatives and an economic softening that caused a significant decline in residential construction.

Divestitures — Divestitures of under-performing and non-strategic operations accounted for decreased revenues of $320 million in 2007 and $154 million in 2006. These divestitures were primarily comprised of collection operations and, to a lesser extent, transfer station and recycling operations.

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

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the years ended December 31 (in millions):

		Period-to-			Period-to-
	2007	Period Change		2006	Period Change		2005

Labor and related benefits	$2,412	$(67)	(2.7)%	$2,479	$8	0.3%	$2,471
Transfer and disposal costs	1,148	(100)	(8.0)	1,248	(22)	(1.7)	1,270
Maintenance and repairs	1,079	(58)	(5.1)	1,137	2	0.2	1,135
Subcontractor costs	902	(69)	(7.1)	971	34	3.6	937
Cost of goods sold	769	180	30.6	589	(56)	(8.7)	645
Fuel	581	2	0.3	579	47	8.8	532
Disposal and franchise fees and taxes	602	(39)	(6.1)	641	(1)	(0.2)	642
Landfill operating costs	261	23	9.7	238	5	2.1	233
Risk management	217	(74)	(25.4)	291	(21)	(6.7)	312
Other	431	17	4.1	414	(40)	(8.8)	454

	$8,402	$(185)	(2.2)%	$8,587	$(44)	(0.5)%	$8,631

The decreases in operating expenses for both 2007 and 2006 as compared with the prior year periods can be attributed primarily to (i) our efforts to maximize margin expansion by focusing on managing our fixed costs and reducing our variable costs; (ii) the divestiture of under-performing and low margin businesses; and (iii) volume declines due to our pricing program and the slowdown in residential construction. In 2007, our cost containment efforts had the most significant impact on our risk management and maintenance and repair costs, while the impact of divestitures and volume declines provided significant reductions in transfer, disposal and subcontractor costs. The operating expense declines during 2007 were partially offset by increased “Cost of goods sold” due to significantly higher commodity prices and “Other” operating expenses incurred for labor disputes in Oakland and Los Angeles, California. These expenses are discussed below.

In addition to lowering overall costs the last two years, our operating expenses as a percentage of revenues decreased by 1.2 percentage points for 2007, from 64.3% in 2006 to 63.1% in 2007, building on the improvement of 1.7 percentage points during 2006. The improvement in operating expenses as a percentage of revenues reflects our continued focus on identifying operational efficiencies that translate into cost savings, revenue growth on base business yield, shedding low margin volumes and divesting operations that are not improving.

As discussed above, the changes in our “Operating” expenses when comparing 2007, 2006 and 2005 can largely be attributed to our focus on cost control, volume declines and divestitures. Overall, these favorable items have been slightly offset by the unfavorable effect of changes in Canadian currency exchange rates. However, there are several additional items that affect the comparability of our operating expenses by category for the periods presented. These additional items are summarized, by category, below:

Labor and related benefits — In each year, wage increases due to annual merit adjustments have partially offset cost reductions due to headcount reductions related to operating efficiencies, divestitures and volume declines. During 2006, bonus expense was higher than either 2007 or 2005 due to the out-performance of 2006 incentive plan measures. The Company’s performance in both 2007 and 2005 was more in line with established incentive plan targets.

Transfer and disposal costs — In addition to the impacts of divestitures and volume declines, the costs incurred by our collection operations to dispose of waste at third-party transfer stations or landfills have declined due to our focus on improving internalization.

Maintenance and repairs — Throughout 2006 and 2007, cost savings were generated from (i) various fleet initiatives targeted at improving our maintenance practices while reducing maintenance, parts and supplies costs; and (ii) changes in the scope of maintenance projects at our waste-to-energy facilities. In 2006, year-over-year reductions due to divestitures, volume declines and the items previously noted were outweighed by increased labor costs.

Subcontractor costs — During the fourth quarter of 2007 and throughout 2006, we experienced increases in subcontractor costs due to higher diesel fuel prices, which drive the fuel surcharges we pay to third-party subcontractors. These cost increases were offset in part by the revenue generated from our fuel surcharge program, which is reflected as fuel yield increases within Operating Revenues. Additionally, in 2006, we incurred significant subcontractor costs during the first quarter of 2006 to assist in providing hurricane related services.

Cost of goods sold — Fluctuations in these costs are generally based on changes in our recycling revenues because they are primarily related to rebates we pay to our recycling suppliers. When comparing 2007 with 2006, substantially higher market prices for recyclable commodities resulted in significant revenue growth and higher cost of goods sold. When comparing 2006 with 2005, these costs were lower due to a decrease in market prices for recyclable commodities and reduced recycling volumes. Additionally, in 2006, the decrease in costs of goods sold was partially due to the completion of the construction of an integrated waste facility in Canada in early 2006.

Fuel — We experienced an estimated average increase of $0.18 per gallon for 2007 as compared with 2006 and of $0.31 per gallon for 2006 as compared with 2005. Fuel costs were relatively constant through the first nine months of 2007, but increased sharply during the fourth quarter. While our fuel surcharge is designed to respond to changes in the market price for fuel, the sharp increase late in 2007 negatively affected our ability to recover increased costs resulting from higher fuel prices within the year due to a lag in the timing of increased revenues following fuel cost increases. In each year, increased fuel costs have negatively affected our operating margin percentages. Revenues generated by our fuel surcharge program are reflected as fuel yield increases within Operating Revenues.

Disposal and franchise fees and taxes — In 2007, these cost declines were partially due to the resolution of a disposal tax matter in our Eastern Group, which resulted in the recognition of $18 million in favorable adjustments to operating costs during 2007. In 2006, we experienced increases in rates for mandated fees and taxes in certain markets. Certain of these cost increases are passed through to our customers, and have been reflected as fee yield increases within Operating Revenues.

Landfill operating costs — These costs increased during 2007 due to charges for revisions in our estimates associated with remediation obligations and changes in the risk-free discount rate that we use to estimate the present value of these obligations. During 2007 we recorded an $8 million charge to reduce the discount rate from 4.75% to 4.00% and during 2006 we recorded a $6 million decrease in expense to reflect an increase in the rate from 4.25% to 4.75%. For 2006, the cost increases as compared with 2005 generally related to higher site maintenance, leachate collection, monitoring and testing, and closure and post-closure expenses.

Risk management — Over the last two years, we have been increasingly successful in reducing these costs, which can be attributed to our continued focus on safety and reduced accident and injury rates. For 2007, the decrease in expense was largely associated with reduced actuarial projections of auto and general liability claims and, to a lesser extent, reduced workers’ compensation costs. During 2006, the decline in expenses as compared with 2005 was primarily due to reduced workers’ compensation costs.

Other operating expenses — In the third and fourth quarters of 2007, we incurred a significant increase in “Other” expenses due in large part to costs incurred for labor disputes with the Teamsters Local 70 in Oakland, California that was resolved in July 2007 and with Teamsters Local 396 in Los Angeles that was resolved in October 2007. These labor disputes negatively affected the “Income from operations” of our Western Group by $37 million, including $33 million of additional “Other” operating expenses, for the year ended December 31, 2007. The increased operating costs were primarily related to security and the deployment and lodging costs incurred for the Company’s replacement workers who were brought to California from across the organization. For the year ended December 31, 2006, our Eastern Group incurred $14 million for similar costs, which were primarily for a labor strike in the New York City area.

Also affecting the comparability of our “Other” operating expenses for 2007 as compared with 2006 were (i) $21 million of lease termination costs incurred during the first quarter of 2007 associated with the purchase of one of our independent power production plants that had previously been operated through a lease agreement; (ii) lower lease and rental expenses in 2007; and (iii) an increase in gains recognized on the sales of assets for 2007.

The lower costs in 2006 as compared with 2005 can be attributed to (i) Hurricane Katrina related support costs in 2005, particularly in Louisiana, where we built Camp Waste Management to house and feed employees who worked in the New Orleans area to help with the cleanup efforts; (ii) comparatively higher rental expense in 2005; and (iii) a decrease related to the deconsolidation of a variable interest entity in early 2006.

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

The following table summarizes the major components of our selling, general and administrative costs for the years ended December 31 (in millions):

		Period-to-			Period-to-
	2007	Period Change		2006	Period Change		2005

Labor and related benefits	$835	$41	5.2%	$794	$37	4.9%	$757
Professional fees	160	(1)	(0.6)	161	9	5.9	152
Provision for bad debts	49	—	—	49	(3)	(5.8)	52
Other	388	4	1.0	384	69	21.9	315

	$1,432	$44	3.2%	$1,388	$112	8.8%	$1,276

Our labor and related benefits, professional fees and other general and administrative costs for the year ended December 31, 2007 increased by $24 million as a result of non-capitalizable costs associated with investments in our information technology and our people strategies. Other significant changes in our selling, general and administrative expenses are summarized below.

Labor and related benefits — In both 2007 and 2006, these costs increased year-over-year due to higher compensation costs driven by an increase in the size of our sales force; increased investments in our information technology and people strategies, as noted above; higher non-cash compensation expense associated with the equity-based compensation provided for by our long-term incentive plan; and annual merit raises. The higher labor costs for our pricing, people and other initiatives are necessary as we implement new ways to grow our business and strengthen our ongoing operations. Our bonus expenses were relatively higher in 2006 than either 2005 or 2007 due to the strength of our performance against incentive plan measures in that year. Fluctuations in our use of contract labor for corporate support functions also caused an increase in 2006 as compared with 2005. These cost increases in 2006 were partially offset by savings associated with our 2005 restructuring.

Professional Fees — In both 2007 and 2006, our consulting fees increased as a result of our strategic initiatives. In 2007, this increase was offset by (i) lower consulting costs associated with our pricing initiatives; and

(ii) reductions in legal fees and expenses, largely as a result of higher costs in 2006 related to indemnification obligations for former officers in legacy litigation brought by the SEC.

Other — Our “Selling, general and administrative” expenses for the years ended 2007 and 2006 included net charges of approximately $2 million and $20 million, respectively, to record our estimated obligations for unclaimed property. Refer to Note 10 of our Consolidated Financial Statements for additional information related to the nature of these charges.

Additionally, in both 2007 and 2006, our other costs increased due to higher sales and marketing costs and higher travel and entertainment costs due partially to the development of our revenue management system and our efforts to implement various initiatives.

Depreciation and Amortization

Depreciation and amortization includes (i) depreciation of property and equipment, including assets recorded due to capital leases, on a straight-line basis from three to 50 years; (ii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction, asset retirement costs arising from closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the estimated remaining permitted and expansion capacity of a site; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; and (iv) amortization of intangible assets with a definite life, either using a 150% declining balance approach or a straight-line basis over the definitive terms of the related agreements, which are from two to ten years depending on the type of asset.

Depreciation and amortization expense was $1,259 million, or 9.5% of revenues, for the year ended December 31, 2007; $1,334 million, or 10.0% of revenues, for the year ended December 31, 2006; and $1,361 million, or 10.4% of revenues, for the year ended December 31, 2005. The $75 million decrease when comparing 2007 with 2006 can be attributed, in part, to landfill volume declines. The $27 million decrease when comparing 2006 with 2005 was primarily due to the suspension of depreciation on assets held-for-sale and divestitures. Additonally, in both 2007 and 2006 there were decreases in depreciation due to components of enterprise-wide software becoming fully depreciated.

The comparability of our depreciation and amortization expense for the years ended December 31, 2007, 2006, and 2005 has also been significantly affected by (i) a $21 million charge to landfill amortization recognized in 2005 to adjust the amortization periods of nine of our leased landfills and (ii) adjustments to landfill airspace and landfill asset retirement cost amortization recorded in each year for changes in estimates related to our final capping, closure and post-closure obligations. During the years ended December 31, 2007, 2006 and 2005, landfill amortization expense was reduced by $17 million, $1 million and $13 million, respectively, for the effects of these changes in estimates. In each year, the majority of the reduced expense resulting from the revised estimates was associated with final capping changes.

Restructuring

Management continuously reviews our organization to determine if we are operating under the most advantageous structure. Our 2007 and 2005 restructurings were the result of reviews that highlighted opportunities for efficiencies and cost savings. The most significant cost savings we have obtained through our restructurings have been attributable to the labor and related benefits component of our “Selling, general and administrative” expenses.

In the first quarter of 2007, we restructured certain operations and functions, resulting in the recognition of a charge of approximately $9 million. We incurred an additional $1 million of costs for this restructuring during the second quarter of 2007, increasing the costs incurred to date to $10 million. Approximately $7 million of our restructuring costs was incurred by our Corporate organization, $2 million was incurred by our Midwest Group and $1 million was incurred by our Western Group. These charges included approximately $8 million for employee severance and benefit costs and approximately $2 million related to operating lease agreements.

During the third quarter of 2005, we reorganized and simplified our organizational structure by eliminating certain support functions performed at the Group or Corporate office. We also eliminated the Canadian Group office, which reduced the number of our operating Groups from seven to six. This reorganization reduced costs at the Group and Corporate offices and increased the accountability of our Market Areas. We recorded $28 million of pre-tax charges in 2005 for costs associated with the implementation of the new structure, principally for employee severance and benefit costs.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2007	2006	2005

(Income) expense from divestitures (including held-for-sale impairments)	$(59)	$(26)	$(79)
Impairments of assets held-for-use	12	24	116
Other	—	27	31

	$(47)	$25	$68

(Income) expense from divestitures (including held-for-sale impairments) — The net gains from divestitures in all three years were a result of our fix-or-seek exit initiative, and 2005 also included a $39 million gain from the divestiture of a landfill in Canada as a result of a Divestiture Order by the Competition Bureau. Gains recognized from divestitures in 2006 were partially offset by the recognition of aggregate impairment charges of $18 million for operations held for sale as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Impairments of assets held-for-use — During 2007, we recognized $12 million in impairment charges due to impairments recognized for two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to the volumes for the second landfill.

The $24 million of impairment charges recognized during 2006 was primarily related to the impairment of a landfill in our Eastern Group as a result of a change in our expectations for future expansions and the impairment of under-performing operations in our WMRA Group.

During the second quarter of 2005, our Eastern Group recorded a $35 million charge for the impairment of the Pottstown Landfill in Pennsylvania. We determined that the impairment was necessary after the denial of a permit application for a vertical expansion at the landfill was upheld and we decided not to pursue an appeal of that decision. In addition, during 2005 we recorded $68 million in impairment charges associated with capitalized software, driven by a $59 million charge for revenue management system software that had previously been under development. The remaining impairment charges recognized in 2005 were largely related to the impairment of a landfill in our Eastern Group as a result of a change in our expectations for future expansions.

Other — In both 2006 and 2005 we recognized charges associated with the termination of legal matters related to issues that arose in 2000 and earlier. In 2006, we recognized a $26 million charge for the impact of an arbitration ruling against us related to the termination of a joint venture relationship in 2000. In 2005, we recognized a $16 million charge for the impact of a settlement reached with a group of stockholders that had opted not to participate in the settlement of the securities class action lawsuit against us related to 1998 and 1999 activity and a $27 million charge to settle our ongoing defense costs associated with possible indemnity obligations to former officers of WM Holdings related to the litigation brought against them by the SEC. The 2005 charges were partially offset by the recognition of a net benefit of $12 million, primarily for adjustments to receivables and estimated obligations for non-solid waste operations that had been sold in 1999 and 2000.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the years ended December 31 and provides explanations of significant factors contributing to the identified variances (in millions):

		Period-to-			Period-to-
	2007	Period Change		2006	Period Change		2005

Operating segments:
Eastern	$520	$131	33.7%	$389	$56	16.8%	$333
Midwest	471	43	10.0	428	50	13.2	378
Southern	816	12	1.5	804	105	15.0	699
Western	635	(12)	(1.9)	647	98	17.9	549
Wheelabrator	292	(23)	(7.3)	315	10	3.3	305
WMRA	78	64	*	14	1	7.7	13
Other	(40)	(17)	*	(23)	(26)	*	3
Corporate and other	(518)	27	(5.0)	(545)	25	(4.4)	(570)

Total	$2,254	$225	11.1%	$2,029	$319	18.7%	$1,710

*	Percentage change does not provide a meaningful comparison.

Operating segments — Increased yield on base business as a result of our pricing strategies, our continued focus on controlling costs through operating efficiencies and higher-margin disposal volumes have improved the operating income of our geographic Groups each year during the three-year period ended December 31, 2007. Base business yield provided revenue growth for each line of business in 2007 and in 2006, and was driven primarily by our collection operations, where we experienced substantial revenue growth in every geographic operating Group for the third consecutive year. The improvements in operating income have been partially offset by the effects of declines in revenues due to lower volumes, which generally are the result of pricing competition, as well as the significant downturn in residential construction and the slowdown of the general economic environment in 2007. See additional discussion in the Operating Revenues section above.

Other significant items affecting the comparability of the operating segments’ results of operations for the years ended December 31, 2007, 2006 and 2005 are summarized below:

Eastern — The Group’s operating income for the year ended December 31, 2007 includes (i) net divestiture gains of $33 million; (ii) an $18 million decrease in disposal fees and taxes due to the favorable resolution of a disposal tax matter; and (iii) a reduction in landfill amortization expense as a result of changes in certain estimates related to our final capping, closure and post-closure obligations. The Group’s operating income for the year ended December 31, 2006 was negatively affected by $26 million in charges associated with (i) the impairment of businesses being sold as part of our divestiture program and (ii) the impairment of a landfill. The year ended December 31, 2005 was negatively affected by the recognition of $44 million in impairment charges related primarily to the Pottstown landfill. Finally, the operating results of our Eastern Group for 2006 and 2005 were negatively affected by costs incurred in connection with labor strikes. For the year ended December 31, 2006, we incurred $14 million of costs related primarily to a strike in the New York City area. The Group incurred similar costs during the first quarter of 2005 for a labor strike in New Jersey, which decreased operating income for the year ended December 31, 2005 by approximately $9 million.

Midwest — Positively affecting operating results in 2007 and in 2005 were reductions in landfill amortization expense resulting from changes in certain estimates related to our final capping, closure and post-closure obligations.

Southern — During 2007, the Group recorded $12 million of impairment charges attributable to two of its landfills. These charges were offset by gains on divestitures of $11 million. During 2005, several large non-recurring type items were recognized, impacting comparisons to the other periods presented. These items include $13 million of pre-tax gains recognized on the divestiture of operations during 2005 and declines in earnings related to (i) hurricanes, largely due to the temporary suspension of operations in the areas affected by Hurricane Katrina; (ii) the effects of higher landfill amortization costs, generally due to reductions in landfill amortization periods to align the lives of the landfills for amortization purposes with the terms of the underlying contractual agreements supporting their operations; and (iii) higher landfill amortization expense as a result of changes in certain estimates related to our final capping, closure and post-closure obligations.

Western — The Group’s 2007 operating results were negatively affected by $37 million as a result of various labor disputes, which are discussed in the Operating Expenses section above. Gains on divestitures of operations were $16 million for the year ended December 31, 2007 as compared with $48 million for 2006 and $24 million for 2005.

Wheelabrator — The decline in operating income for the year ended December 31, 2007 was driven by a $21 million charge recorded in the first quarter of 2007 for the early termination of a lease agreement. The early termination was due to the Group’s purchase of an independent power production plant that it had previously operated through a lease agreement. Additionally, the termination of an operating and maintenance agreement in May 2007 resulted in a decline in revenue and operating income compared with the prior years.

WMRA — The Group’s 2007 operating income has benefited from substantial increases in market prices for commodities and $7 million of net gains on divestitures. In addition, the Group has experienced significant returns from operational improvements, including an increased focus on maintaining or reducing rebates made to suppliers. During 2006, the Group recognized $10 million of charges for a loss from a divestiture and an impairment of certain under-performing operations, which were slightly more than offset by savings associated with the Group’s cost control efforts. Income from operations in our WMRA Group during 2005 includes costs related to the deployment of new software.

Significant items affecting the comparability of the remaining components of our results of operations for the years ended December 31, 2007, 2006 and 2005 are summarized below:

Other — The changes in operating results for the periods presented are largely related to certain year-end adjustments recorded in consolidation related to our reportable segments that were not included in the measure of segment income from operations used to assess their performance for the periods disclosed. The unfavorable change in operating results in 2007 when compared with 2006 can also be attributed, in part, to the deconsolidation of a variable interest entity in April 2006. The favorable operating results in 2005 were also significantly affected by a $39 million pre-tax gain resulting from the divestiture of one of our landfills in Ontario, Canada. This impact is included in “(Income) expense from divestitures, asset impairments and unusual items” within our Consolidated Statement of Operations. As this landfill had been divested at the time of our 2005 reorganization, historical financial information associated with its operations has not been allocated to our remaining reportable segments. Accordingly, these impacts have been included in Other.

Corporate and Other — In 2007 and 2006 we experienced significantly lower risk management costs largely due to our focus on safety and controlling costs. Other significant items occurring in 2007 include (i) a reduction in expenses from the discontinuation of depreciation for certain enterprise-wide software that is now fully depreciated; (ii) increased spending on the support and development of our information technology, people and pricing strategic initiatives; (iii) increased labor and related benefits costs; and (iv) restructuring charges.

When comparing 2006 operating results with 2005, in addition to lower risk management costs, we experienced lower employee health and welfare plan costs, also as a result of our focus on controlling costs. These cost savings were largely offset by: (i) a $20 million charge recorded to recognize unrecorded obligations associated with unclaimed property, which is discussed in the Selling, General and Administrative section above; (ii) increased incentive compensation expense; (iii) higher consulting fees and sales commissions primarily related to our pricing initiatives; (iv) an increase in our marketing costs due to our national advertising campaign; (v) the centralization of support functions that were provided by our Group offices prior to our 2005 reorganization; and (vi) a $26 million charge associated with an arbitration ruling against us related to a joint venture relationship that terminated in 2000.

Our 2005 operating results include impairment charges of $68 million associated with capitalized software costs and $31 million of net charges associated with various legal and divestiture matters. Also contributing to expenses during 2005 were costs at Corporate associated with our July 2005 restructuring charge and other organizational changes, which were partially offset by the associated savings at Corporate.

Other Components of Net Income

The following table summarizes the other major components of our income for the year ended December 31 for each respective period (in millions):

		Period-to-			Period-to-
	2007	Period Change		2006	Period Change		2005

Interest expense	$(521)	$24	(4.4)%	$(545)	$(49)	9.9%	$(496)
Interest income	47	(22)	*	69	38	*	31
Equity in net losses of unconsolidated entities	(35)	1	(2.8)	(36)	71	*	(107)
Minority interest	(46)	(2)	4.5	(44)	4	(8.3)	(48)
Other, net	4	3	*	1	(1)	*	2
Provision for (benefit from) income taxes	540	215	*	325	415	*	(90)

*	Percentage change does not provide a meaningful comparison. Refer to the explanations of these items below for a discussion of the relationship between current year and prior year activity.

Interest Expense

The variances in interest expense during the reported periods are generally related to (i) decreases in our outstanding debt balances due to our repayment of borrowings throughout 2006 and 2007; (ii) the maturity of higher rate debt that we have effectively refinanced at lower interest rates; and (ii) fluctuations in market interest rates, which influence the impacts of our interest rate swaps and the interest rates of our variable rate debt.

We use interest rate derivative contracts to manage our exposure to changes in market interest rates. The combined impact of active and terminated interest rate swap agreements resulted in a net interest expense increase of $11 million for 2007 and $4 million for 2006. For the year ended December 31, 2005, interest rate swaps reduced net interest expense by $39 million. The significant decline in the benefit recognized as a result of our active interest rate swap agreements is attributable to the increase in short-term market interest rates. Our periodic interest obligations under our active interest rate swap agreements are based on a spread from the three-month LIBOR, which has varied significantly during the three-year period ended December 31, 2007. Specifically, the three-month LIBOR was as low as 2.75% in early 2005 and as high as 5.62% in the second half of 2007. Included in the $11 million net increase in interest expense realized in 2007 for terminated and active interest rate swap agreements is a $37 million reduction in interest expense related to the amortization of terminated swaps. Our terminated interest rate swaps are expected to reduce interest expense by $33 million in 2008, $19 million in 2009 and $12 million in 2010.

Interest Income

In 2007, decreases in our average cash and investment balances on a year-over-year basis resulted in a decline in interest income. In addition, interest income for 2006 included interest income of $14 million realized on tax refunds received from the IRS for the settlement of several federal audits. When comparing 2006 with 2005, the increase in interest income was due to the 2006 tax refund and an increase in our investments in variable rate demand notes and auction rate securities throughout the year.

Equity in Net Losses of Unconsolidated Entities

Our “Equity in net losses of unconsolidated entities” is primarily related to our equity interests in two coal-based synthetic fuel production facilities. Our equity in the losses of these facilities was $42 million for the year ended December 31, 2007, $41 million for the year ended December 31, 2006 and $112 million for the year ended December 31, 2005. The equity losses generated by the facilities are offset by the tax benefit realized as a result of these investments as discussed below within Provision for (benefit from) income taxes.

Our equity in the losses of the facilities in both 2007 and 2006 have been significantly affected by our expectations for a partial phase-out of Section 45K credits on our contractual obligations associated with funding the facilities’ losses. The IRS has not yet published the phase-out percentage that must be applied to Section 45K tax credits generated in 2007. Accordingly, we have used market information for oil prices to estimate that we expect 69% of Section 45K tax credits generated in 2007 to be phased-out. The IRS establishment of the final phase-out of

Section 45K credits generated during 2007 could further impact the equity in losses of the facilities we recognized for 2007. Any subsequent adjustment to the amount of realizable Section 45K credits and related equity losses will be reflected in our 2008 Consolidated Financial Statements.

As of December 31, 2006, we had estimated that 36% of Section 45K tax credits generated during 2006 would be phased out. On April 4, 2007, the IRS established the final phase-out of Section 45K credits generated during 2006 at approximately 33%. We did not experience any phase-out of Section 45K tax credits in 2005.

In addition, the facilities temporarily suspended operations in May 2006, reducing our obligations associated with funding the facilities’ losses for the year ended December 31, 2006. During the second quarter of 2006, we also recognized a cumulative adjustment necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the facilities and the value of our investment.

Minority Interest

On December 31, 2003, we consolidated two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator Group as a result of our implementation of FIN 46(R). Our minority interest expense for 2007, 2006 and 2005 is primarily related to the other members’ equity interest in the earnings of these entities. Additional information related to these investments is included in Note 19 to the Consolidated Financial Statements.

Provision for (Benefit from) Income Taxes

We recorded a provision for income taxes of $540 million in 2007 and $325 million in 2006, and a benefit from income taxes of $90 million in 2005. These tax provisions resulted in an effective income tax rate of approximately 31.7%, 22.1% and (8.2)% for each of the three years, respectively. The comparability of our reported income taxes for the years ended December 31, 2007, 2006 and 2005 is primarily affected by (i) increases in our income before taxes and (ii) differences in the impacts of tax audit settlements and non-conventional fuel tax credits, which are discussed in more detail below. Other items that have affected our reported income taxes during the reported periods include the following:

•	Canadian tax rate changes and the related revaluation of deferred tax balances resulted in a $30 million tax benefit during 2007 compared with a $20 million tax benefit in 2006 and $4 million of additional income tax expense in 2005.

•	We recorded reductions to income tax expense of $9 million in 2007, $20 million in 2006 and $16 million in 2005 due to state-related tax items. These impacts were generally due to either (i) the revaluation of net accumulated deferred tax liabilities as a result of a decrease in our effective state tax rate or (ii) reductions in our valuation allowance related to the expected utilization of state net operating loss and credit carryforwards.

•	In 2005, we recognized $34 million of tax expense for the repatriation of net accumulated earnings and capital from certain of our Canadian subsidiaries in accordance with the American Jobs Creation Act of 2004.

The impacts of tax audit settlements and non-conventional fuel tax credits, which are the items that had the most significant impacts on the comparability of our effective tax rate during the years ended December 31, 2007, 2006 and 2005, are summarized below:

•	Tax audit settlements — When excluding the effect of interest income, the settlement of various federal and state tax audits resulted in a reduction in income tax expense of $40 million for the year ended December 31, 2007 (representing a 2.3 percentage point reduction in our effective tax rate), $149 million for the year ended December 31, 2006 (representing a 10.1 percentage point reduction in our effective tax rate) and $398 million for the year ended December 31, 2005 (representing a 36.4 percentage point reduction in our effective tax rate).

•	Non-conventional fuel tax credits — Non-conventional fuel tax credits are derived from our landfills and our investments in the two coal-based, synthetic fuel production facilities discussed in the Equity in net losses of unconsolidated entities section above. Pursuant to Section 45K of the Internal Revenue Code, these tax credits are phased-out if the price of oil exceeds an annual average as determined by the IRS. Based on an estimated phase-out of 69% of Section 45K tax credits generated during 2007, our income taxes for the year ended December 31, 2007 include $50 million of non-conventional fuel tax credits. These tax credits resulted in a 2.9 percentage point reduction in our effective tax rate for the year ended December 31, 2007. Our income taxes for the year ended December 31, 2006 included $71 million of non-conventional fuel tax credits, resulting in a 4.8 percentage point reduction in our effective tax rate, and our income taxes for the year ended December 31, 2005 included $133 million of non-conventional fuel tax credits, resulting in a 12.2 percentage point reduction in our effective tax rate.

Non-conventional fuel tax credits expired at the end of 2007 pursuant to Section 45K of the Internal Revenue Code. Accordingly, at current income levels, we expect that our 2008 effective tax rate will be approximately 40% without the benefit of the tax credits.

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

The American Jobs Creation Act of 2004 allowed U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate during 2005. Our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan under which we repatriated $496 million of our accumulated foreign earnings and capital in 2005. The repatriation was funded with cash on hand and bank borrowings. For a discussion of the tax impact and bank borrowings see Notes 7 and 8 to the Consolidated Financial Statements.

Summary of Cash, Short-Term Investments, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash, short-term investments available for use, restricted trust and escrow accounts and debt balances as of December 31, 2007 and December 31, 2006 (in millions):

	2007	2006

Cash and cash equivalents	$348	$614
Short-term investments available for use	—	184

Total cash, cash equivalents and short-term investments available for use	$348	$798

Restricted trust and escrow accounts:
Tax-exempt bond funds	$117	$94
Closure, post-closure and environmental remediation funds	231	219
Debt service funds	47	45
Other	23	19

Total restricted trust and escrow accounts	$418	$377

Debt:
Current portion	$329	$822
Long-term portion	8,008	7,495

Total debt	$8,337	$8,317

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$72	$19

Cash and cash equivalents — Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.

Short-term investments available for use — Periodically, we have invested in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in a periodic remarketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as current assets in our Consolidated Balance Sheets. Due to the decline in our overall cash balances near the end of 2007, we did not hold any of these investments as of December 31, 2007.

Restricted trust and escrow accounts — Restricted trust and escrow accounts consist primarily of funds held in trust for the construction of various facilities or repayment of our debt obligations, funds deposited for purposes of settling landfill closure, post-closure and environmental remediation obligations and insurance escrow deposits. These balances are primarily included within long-term “Other assets” in our Consolidated Balance Sheets. See Note 3 to the Consolidated Financial Statements for additional discussion.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but also use other instruments and facilities when appropriate. The components of our long-term borrowings as of December 31, 2007 are described in Note 7 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2006 to December 31, 2007 can primarily be attributed to (i) the cash repayment of $1,200 million of outstanding borrowings at their scheduled maturities; (ii) $944 million of cash borrowings, generally to refinance amounts repaid in cash during the year; (iii) non-cash proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds of $144 million; (iv) a $53 million increase in the carrying value of our debt due to hedge accounting for interest rate swaps; and (v) the impacts of accounting for other non-cash changes in our balances due to foreign currency translation, interest and capital leases.

We have approximately $1.2 billion of scheduled debt maturities during the next twelve months. We have classified approximately $840 million of these borrowings as long-term as of December 31, 2007 based on our intent and ability to refinance these borrowings on a long-term basis.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the year ended December 31 for each respective period (in millions):

	2007	2006	2005

Net cash provided by operating activities	$2,439	$2,540	$2,391

Net cash used in investing activities	$(761)	$(788)	$(1,062)

Net cash used in financing activities	$(1,946)	$(1,803)	$(1,090)

Net Cash Provided by Operating Activities — The comparability of our operating cash flows for the periods presented is affected by our adoption of SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) requires reductions in income taxes payable attributable to excess tax benefits associated with equity-based transactions to be included in cash flows from financing activities, which are discussed below. Prior to adopting SFAS No. 123(R), our excess tax benefits associated with equity-based transactions were included within cash flows from operating activities as a change in “Accounts payable and accrued liabilities.” During 2005, these excess tax benefits improved our operating cash flows by approximately $17 million.

The most significant items affecting the comparison of our operating cash flows for 2007 and 2006 are summarized below:

•	Earnings improvements — Our income from operations, net of depreciation and amortization, increased by $150 million, on a year-over-year basis, which positively affected our cash flows from operations in 2007.

•	Decreased income tax payments and refunds — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $80 million lower on a year-over-year basis, largely due to excess tax payments in 2006, which reduced our estimated tax payment made in the third quarter of 2007. Cash tax refunds attributable to audit settlements decreased by approximately $40 million on a year-over-year basis.

•	Risk management assets and liabilities — During 2007, we have been able to reduce risk management liabilities by approximately $80 million, primarily as a result of reduced actuarial projections of claim losses for auto and general liability and worker’s compensation claims, which can be attributed to our continued focus on safety and reduced accident and injury rates. While this non-cash reserve reduction has had a positive impact on income from operations, it did not have a significant impact on our cash flow from operations.

•	Trade receivables — The change in our receivables balances, net of effects of acquisitions and divestitures, negatively affected the comparison of our cash flows from operations by approximately $70 million. This decline is primarily attributable to increased trade receivables when comparing 2007 and 2006 as compared to decreased trade receivables when comparing 2006 to 2005.

•	Increased bonus payments — Our bonus payments for 2006, which were paid in the first quarter of 2007, were higher than bonus payments for 2005 paid in 2006 due to the relative strength of our financial performance against incentive plan measures in 2006 as compared with 2005. The comparative changes in our liabilities for bonuses negatively affected the comparison of our cash flow from operations by approximately $60 million.

•	Liabilities for unclaimed property — In 2007, we made significant cash payments for our obligations associated with unclaimed property, reducing our liabilities. In 2006, our liabilities for unclaimed property increased, primarily due to the charge to earnings required to fully record our obligations. The changes in our recorded obligations for unclaimed property negatively affected the comparison of our cash flow from operations by approximately $30 million.

The most significant items affecting the comparison of our operating cash flows for 2006 and 2005 are summarized below:

•	Earnings improvements — Our income from operations, net of depreciation and amortization, increased by $292 million, on a year-over-year basis. This increase positively affected our cash flows from operations in 2006.

•	Receivables — The change in our receivables balances, net of effects of acquisitions and divestitures, provided a source of cash of $12 million in 2006, compared to a use of cash in 2005 of $102 million. In 2006, our receivables balances declined in part due to a decrease in fourth quarter revenues as compared with the prior year, but also due to improved efficiency of collections as a result of new processes we implemented to assist our Market Areas with collections. The increases in our receivables balances, and resulting uses of cash in the Consolidated Statements of Cash Flows, in 2005 were primarily related to increased revenues.

•	Increased tax payments — We made income tax payments of $475 million in 2006 and $233 million in 2005. The increase in 2006 is primarily the result of improved earnings and a decline in the tax benefit of Section 45K tax credits. The decline in the benefit of Section 45K tax credits when comparing 2006 with 2005 was largely due to a 36% phase-out of the credits generated during 2006 and the temporary shutdown of our two coal-based synthetic fuel production facilities, which generate a significant portion of the credits, from May 2006 to late-September 2006. There was no phase-out of Section 45K tax credits or temporary shutdown of the coal-based synthetic fuel production facilities in 2005.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

•	Capital expenditures — We used $1,211 million during 2007 for capital expenditures, compared with $1,329 million in 2006 and $1,180 million in 2005. Increased capital expenditures in 2006 were due to relatively high levels of fleet capital spending in order to adequately prepare for any potential operational difficulties that could be encountered as a result of significant mandated changes in heavy-duty truck engines beginning in January 2007.

•	Purchases and sales of short-term investments — Net sales of short-term investments provided $184 million of cash in 2007, compared with $122 million during 2006 and net purchases of $295 million during 2005. In both 2006 and 2007, we decreased our short-term investments to provide cash that we used to fund our common stock repurchases, dividend payments and debt repayments, which are discussed below.

•	Proceeds from divestitures — Proceeds from divestitures (net of cash divested) and other sales of assets were $278 million in 2007, $240 million in 2006 and $194 million in 2005. In 2006 and 2007, our proceeds from divestitures have been driven by the divestiture of under-performing and non-strategic operations. Approximately $89 million of our 2005 proceeds were related to the sale of one of our landfills in Ontario, Canada as required by a Divestiture Order from the Canadian Competition Tribunal.

•	Cash paid for acquisitions — Our spending on acquisitions increased from $32 million during 2006 to $90 million in 2007 due to an increased focus on accretive acquisitions and other investments that will contribute to improved future results of operations and enhance and expand our existing service offerings. Cash paid for acquisitions in 2005 was $142 million, and was related principally to tuck-in acquisitions of relatively small operations that could be easily integrated with our core operations.

•	Net receipts from restricted funds — Net funds received from our restricted trust and escrow accounts, which are largely generated from the issuance of tax-exempt bonds for our capital needs, contributed $120 million to our investing activities in 2007 compared with $253 million in 2006 and $395 million in 2005. The decrease is generally due to a decline in new tax-exempt borrowings.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•	Share repurchases and dividend payments — Our 2007, 2006 and 2005 share repurchases and dividend payments have been made in accordance with a three-year capital allocation program that was approved by our Board of Directors. This capital allocation program authorized up to $1.2 billion of combined share repurchases and dividend payments each year during 2005, 2006 and 2007. In June 2006, the Board of Directors authorized up to $350 million of additional share repurchases in 2006, increasing the total of capital authorized for share repurchases and dividends in 2006 to $1.55 billion. In March 2007, our Board of Directors approved up to $600 million of additional share repurchases for 2007, and in November 2007 approved up to $300 million of additional share repurchases. As a result, the maximum amount of capital to be allocated to our share repurchases and dividend payments in 2007 was $2.1 billion. Any remaining portion of the $300 million of additional share repurchases approved by the Board of Directors in November 2007 that was not utilized in 2007 may be utilized in future years.

In December 2007, our Board of Directors approved a new capital allocation program that includes the authorization for up to $1.4 billion in combined cash dividends and common stock repurchases in 2008. Approximately $184 million of the additional authorization of $300 million in November 2007 was not used in 2007. As a result, the maximum amount of capital to be allocated to our share repurchases and dividend payments in 2008 is $1,584 million. We currently intend to allocate up to $1.4 billion of capital to dividends and share repurchases in 2008.

We paid $1,421 million for share repurchases in 2007, as compared with $1,072 million in 2006 and $706 million in 2005. We repurchased approximately 40 million, 31 million and 25 million shares of our common stock in 2007, 2006 and 2005, respectively. We currently expect to continue repurchasing common stock under the capital allocation program discussed above.

We paid an aggregate of $495 million in cash dividends during 2007 compared with $476 million in 2006 and $449 million in 2005. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.20 in 2005, to $0.22 in 2006 and to $0.24 in 2007. The impact of the year-over-year increases in the per share dividend has been partially offset by a reduction in the number of our outstanding shares as a result of our share repurchase program. In December 2007, the Board of Directors announced that it expects future quarterly dividend payments will be $0.27 per share. All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future prospects and other factors the Board may deem relevant.

•	Proceeds and tax benefits from the exercise of options and warrants — The exercise of common stock options and warrants and the related excess tax benefits generated a total of $168 million of financing cash inflows during 2007, compared with $340 million in 2006 and $129 million in 2005. We believe the significant increase in stock option and warrant exercises in 2006 was due to the substantial increase in the market value of our common stock during 2006. The accelerated vesting of all outstanding stock options in December 2005 also resulted in increased cash proceeds from stock option exercises because the acceleration made additional options available for exercise. As discussed above, the adoption of SFAS No. 123(R) on January 1, 2006 resulted in the classification of tax savings provided by equity-based compensation as a financing cash inflow rather than an operating cash inflow beginning in the first quarter of 2006. This change in accounting increased cash flows from financing activities by $26 million in 2007 and $45 million in 2006.

•	Net debt repayments — Net debt repayments were $256 million in 2007, $500 million in 2006 and $11 million in 2005. The following summarizes our most significant cash borrowings and debt repayments made during each year (in millions):

	Years Ended December 31,
	2007	2006	2005

Borrowings:
Revolving credit facility	$300	$—	$—
Canadian credit facility	644	432	365

	$944	$432	$365

Repayments:
Canadian credit facility	$(680)	$(479)	$—
Senior notes	(300)	(300)	(103)
Tax exempt bonds	(52)	(9)	—
Tax exempt project bonds	(61)	(50)	(46)
Convertible subordinated notes	—	—	(35)
Capital leases and other debt	(107)	(94)	(192)

	$(1,200)	$(932)	$(376)

Net repayments	$(256)	$(500)	$(11)

•	Change in cash overdraft position — Changes in our cash overdraft position are reflected as “Other” financing activities in the Consolidated Statement of Cash Flows. The significant changes in our cash overdraft positions as of each year-end are generally attributable to the timing of cash deposits.

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2008	2009	2010	2011	2012	Thereafter	Total

Recorded Obligations:
Expected environmental liabilities(a)
Final capping, closure and post-closure	$106	$120	$113	$73	$97	$1,668	$2,177
Environmental remediation	44	31	31	18	18	170	312

	150	151	144	91	115	1,838	2,489
Debt payments(b), (c)	1,164	697	715	250	576	4,874	8,276
Unrecorded Obligations:(d)
Share repurchases(e)	99	—	—	—	—	—	99
Non-cancelable operating lease obligations	87	69	61	48	41	165	471
Estimated unconditional purchase obligations(f)	179	181	164	95	41	307	967

Anticipated liquidity impact as of December 31, 2007	$1,679	$1,098	$1,084	$484	$773	$7,184	$12,302

(a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs. The amounts included here reflect environmental liabilities recorded in our Consolidated Balance Sheet as of December 31, 2007 without the impact of discounting and inflation. Our recorded environmental liabilities will increase as we continue to place additional tons within the permitted airspace at our landfills.

(b)	Our debt obligations as of December 31, 2007 include $192 million of fixed rate tax-exempt bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowing for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2007, refer to Note 7 to the Consolidated Financial Statements.

(c)	Our recorded debt obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in an impact to our liquidity in future periods. In addition, $47 million of our future debt payments and related interest obligations will be made with debt service funds held in trust and included as long-term “Other assets” within our December 31, 2007 Consolidated Balance Sheet.

(d)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees, as discussed in Note 10 to the Consolidated Financial Statements, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.

(e)	In November 2007, we entered into a plan under SEC Rule 10b5-1 to effect market purchases of our common stock. The $99 million disclosed here represents the minimum amount of common stock that could be repurchased under the terms of the plan. These common stock repurchases were made in accordance with our Board of Directors approved capital allocation program which authorizes up to $1.4 billion in share repurchases and dividends in 2008. We repurchased $175 million of our common stock pursuant to the plan, which was completed on February 7, 2008.

(f)	Our unconditional purchase obligations are for various contractual obligations that we generally incur in the ordinary course of our business. Certain of our obligations are quantity driven. For these contracts, we have estimated our future obligations based on the current market values of the underlying products or services. See Note 10 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations.

We have contingencies that are not considered reasonably likely. As a result, the impact of these contingencies have not been included in the above table. See Note 10 to the Consolidated Financial Statements for further discussion of these contingencies.

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 10 to the Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2007 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

New Accounting Pronouncements

SFAS No. 157 — Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. We do not currently expect the adoption of SFAS No. 157 on January 1, 2008 to have a material impact on our consolidated financial statements. However, we are continuing to assess the potential effects of SFAS No. 157 as additional guidance becomes available.

SFAS No. 159 — Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company has elected not to measure eligible items at fair value upon initial adoption and does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

SFAS No. 141(R) — Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be effective for the Company beginning January 1, 2009. We are currently evaluating the effect the adoption of SFAS No. 141(R) will have on our accounting and reporting for future acquisitions.

SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for the Company beginning January 1, 2009. We are currently evaluating the effect the adoption of SFAS 160 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount, with no multipliers or leverage. As of December 31, 2007, all of our derivative transactions were related to actual or anticipated economic exposures although certain transactions did not qualify for hedge accounting. We are exposed to credit risk in the event of non-performance by our derivative counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties, all of whom we either consider credit-worthy, or who have issued letters of credit to support their performance.

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

Interest Rate Exposure.  Our exposure to market risk for changes in interest rates relates primarily to our debt obligations, which are primarily denominated in U.S. dollars. In addition, we use interest rate swaps to manage the mix of fixed and floating rate debt obligations, which directly impacts variability in interest costs. An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves would have decreased the fair value of our combined debt and interest rate swap positions by approximately $445 million at December 31, 2007 and $460 million at December 31, 2006. This analysis does not reflect the effect that increasing interest rates would have on other items, such as new borrowings, nor the unfavorable impact they would have on interest expense and cash payments for interest.

We are also exposed to interest rate market risk because we have $418 million and $377 million of assets held in restricted trust funds and escrow accounts primarily included within long-term “Other assets” in our Consolidated Balance Sheets at December 31, 2007 and 2006, respectively. These assets are generally restricted for future capital expenditures and closure, post-closure and environmental remediation activities at our disposal facilities and are, therefore, invested in high quality, liquid instruments including money market accounts and U.S. government agency debt securities. Because of the short terms to maturity of these investments, we believe that our exposure to changes in fair value due to interest rate fluctuations is insignificant.

Currency Rate Exposure.  From time to time, we have used currency derivatives to mitigate the impact of currency translation on cash flows of intercompany Canadian-currency denominated debt transactions. Our foreign currency derivatives have not materially affected our financial position or results of operations for the periods presented. In addition, while changes in foreign currency exchange rates could significantly affect the fair value of our foreign currency derivatives, we believe these changes in fair value would not have a material impact to the Company.

Commodities Price Exposure.  We market recycled products such as wastepaper, aluminum and glass from our material recovery facilities. We have entered into commodity swaps and options to mitigate the variability in cash flows from a portion of these sales. Under the swap agreements, we pay a floating index price and receive a fixed price for a fixed period of time. With regard to our option agreements, we have purchased price protection on certain wastepaper sales via synthetic floors (put options) and price protection on certain wastepaper purchases via synthetic ceilings (call options). Additionally, we have entered into collars (combination of a put and call option) with financial institutions in which we receive the market price for our wastepaper and aluminum sales within a specified floor and ceiling. We record changes in the fair value of commodity derivatives not designated as hedges to earnings, as required. The fair value position of our commodity derivatives is not material to our financial position at December 31, 2007 and 2006.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” and FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48.” Additionally, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waste Management, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Waste Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Waste Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Management, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 18, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 18, 2008

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$348	$614
Accounts receivable, net of allowance for doubtful accounts of $46 and $51, respectively	1,674	1,650
Other receivables	218	208
Parts and supplies	103	101
Deferred income taxes	51	82
Other assets	86	527

Total current assets	2,480	3,182
Property and equipment, net of accumulated depreciation and amortization of $12,844 and $11,993, respectively	11,351	11,179
Goodwill	5,406	5,292
Other intangible assets, net	124	121
Other assets	814	826

Total assets	$20,175	$20,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$656	$693
Accrued liabilities	1,151	1,298
Deferred revenues	462	455
Current portion of long-term debt	329	822

Total current liabilities	2,598	3,268
Long-term debt, less current portion	8,008	7,495
Deferred income taxes	1,411	1,365
Landfill and environmental remediation liabilities	1,312	1,234
Other liabilities	744	741

Total liabilities	14,073	14,103

Minority interest in subsidiaries and variable interest entities	310	275

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,542	4,513
Retained earnings	5,080	4,410
Accumulated other comprehensive income	229	129
Treasury stock at cost, 130,163,692 and 96,598,567 shares, respectively	(4,065)	(2,836)

Total stockholders’ equity	5,792	6,222

Total liabilities and stockholders’ equity	$20,175	$20,600

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

Operating revenues	$13,310	$13,363	$13,074

Costs and expenses:
Operating	8,402	8,587	8,631
Selling, general and administrative	1,432	1,388	1,276
Depreciation and amortization	1,259	1,334	1,361
Restructuring	10	—	28
(Income) expense from divestitures, asset impairments and unusual items	(47)	25	68

	11,056	11,334	11,364

Income from operations	2,254	2,029	1,710

Other income (expense):
Interest expense	(521)	(545)	(496)
Interest income	47	69	31
Equity in net losses of unconsolidated entities	(35)	(36)	(107)
Minority interest	(46)	(44)	(48)
Other, net	4	1	2

	(551)	(555)	(618)

Income before income taxes	1,703	1,474	1,092
Provision for (benefit from) income taxes	540	325	(90)

Net income	$1,163	$1,149	$1,182

Basic earnings per common share	$2.25	$2.13	$2.11

Diluted earnings per common share	$2.23	$2.10	$2.09

Cash dividends declared per common share (2005 includes $0.22 paid in 2006)	$0.96	$0.66	$1.02

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$1,163	$1,149	$1,182
Provision for bad debts	43	43	50
Depreciation and amortization	1,259	1,334	1,361
Deferred income tax provision	70	(23)	(61)
Minority interest	46	44	48
Equity in net losses of unconsolidated entities, net of distributions	39	47	76
Net gain from disposal of assets	(27)	(15)	(14)
Effect of (income) expense from divestitures, asset impairments and unusual items	(47)	25	68
Excess tax benefits associated with equity-based compensation	(26)	(45)	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(22)	12	(102)
Other current assets	6	(1)	(27)
Other assets	5	(9)	(20)
Accounts payable and accrued liabilities	(51)	(45)	(187)
Deferred revenues and other liabilities	(19)	24	17

Net cash provided by operating activities	2,439	2,540	2,391

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(90)	(32)	(142)
Capital expenditures	(1,211)	(1,329)	(1,180)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	278	240	194
Purchases of short-term investments	(1,220)	(3,001)	(1,079)
Proceeds from sales of short-term investments	1,404	3,123	784
Net receipts from restricted trust and escrow accounts	120	253	395
Other	(42)	(42)	(34)

Net cash used in investing activities	(761)	(788)	(1,062)

Cash flows from financing activities:
New borrowings	944	432	365
Debt repayments	(1,200)	(932)	(376)
Common stock repurchases	(1,421)	(1,072)	(706)
Cash dividends	(495)	(476)	(449)
Exercise of common stock options and warrants	142	295	129
Excess tax benefits associated with equity-based transactions	26	45	—
Minority interest distributions paid	(20)	(22)	(26)
Other	78	(73)	(27)

Net cash used in financing activities	(1,946)	(1,803)	(1,090)

Effect of exchange rate changes on cash and cash equivalents	2	(1)	3

Increase (decrease) in cash and cash equivalents	(266)	(52)	242
Cash and cash equivalents at beginning of year	614	666	424

Cash and cash equivalents at end of year	$348	$614	$666

Supplemental cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$543	$548	$505
Income taxes	416	475	233

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands)

					Accumulated
					Other	Restricted
			Additional		Comprehensive	Stock
	Common Stock		Paid-In	Retained	Income	Unearned	Treasury Stock		Comprehensive
	Shares	Amounts	Capital	Earnings	(Loss)	Compensation	Shares	Amounts	Income

Balance, December 31, 2004	630,282	$6	$4,481	$3,004	$69	$(4)	(60,070)	$(1,585)
Net income	—	—	—	1,182	—	—	—	—	$1,182
Cash dividends declared	—	—	—	(571)	—	—	—	—	—
Equity-based compensation transactions, net of taxes	—	—	6	—	—	2	6,573	176	—
Common stock repurchases	—	—	—	—	—	—	(24,727)	(706)	—
Unrealized gain resulting from changes in fair values of derivative instruments, net of taxes of $11	—	—	—	—	16	—	—	—	16
Realized losses on derivative instruments reclassified into earnings, net of taxes of $4	—	—	—	—	6	—	—	—	6
Unrealized gain on marketable securities, net of taxes of $1	—	—	—	—	2	—	—	—	2
Translation adjustment of foreign currency statements	—	—	—	—	33	—	—	—	33
Other	—	—	(1)	—	—	—	195	5	—

Balance, December 31, 2005	630,282	$6	$4,486	$3,615	$126	$(2)	(78,029)	$(2,110)	$1,239

Net income	—	—	—	1,149	—	—	—	—	$1,149
Cash dividends declared	—	—	—	(355)	—	—	—	—	—
Cash dividends adjustment	—	—	—	1	—	—	—	—	—
Equity-based compensation transactions, net of taxes	—	—	24	—	—	2	11,483	321	—
Common stock repurchases	—	—	—	—	—	—	(30,965)	(1,073)	—
Unrealized loss resulting from changes in fair values of derivative instruments, net of taxes of $7	—	—	—	—	(11)	—	—	—	(11)
Realized losses on derivative instruments reclassified into earnings, net of taxes of $3	—	—	—	—	5	—	—	—	5
Unrealized gain on marketable securities, net of taxes of $3	—	—	—	—	5	—	—	—	5
Translation adjustment of foreign currency statements	—	—	—	—	3	—	—	—	3
Underfunded post-retirement benefit obligations, net of taxes of $3	—	—	—	—	1	—	—	—	—
Other	—	—	3	—	—	—	912	26	—

Balance, December 31, 2006	630,282	$6	$4,513	$4,410	$129	$—	(96,599)	$(2,836)	$1,151

Net income	—	—	—	1,163	—	—	—	—	$1,163
Cash dividends declared	—	—	—	(495)	—	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	—	—	30	(2)	—	—	6,067	182	—
Common stock repurchases	—	—	—	—	—	—	(39,946)	(1,421)	—
Unrealized loss resulting from changes in fair values of derivative instruments, net of taxes of $22	—	—	—	—	(34)	—	—	—	(34)
Realized losses on derivative instruments reclassified into earnings, net of taxes of $30	—	—	—	—	47	—	—	—	47
Unrealized gain on marketable securities, net of taxes of $3	—	—	—	—	(5)	—	—	—	(5)
Translation adjustment of foreign currency statements	—	—	—	—	89	—	—	—	89
Change in funded status of defined benefit plan liabilities, net of taxes of $3	—	—	—	—	3	—	—	—	3
Cumulative effect of change in accounting principle	—	—	—	4	—	—	—	—	—
Other	—	—	(1)	—	—	—	314	10	—

Balance, December 31, 2007	630,282	$6	$4,542	$5,080	$229	$—	(130,164)	$(4,065)	$1,263

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005

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

We manage and evaluate our principal operations through six operating Groups, of which four are organized by geographic area and two are organized by function. The geographic Groups include our Eastern, Midwest, Southern and Western Groups, and the two functional Groups are our Wheelabrator Group, which provides waste-to-energy services, and our WM Recycle America, or WMRA, Group, which provides recycling services not managed by our geographic Groups. We also provide additional waste management services that are not managed through our six Groups, which are presented in this report as “Other.” Refer to Note 20 for additional information related to our segments.

2.	Accounting Changes and Reclassifications

Accounting Changes

FIN 48, Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. In addition, FIN 48 provides guidance on the de-recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. On May 2, 2007, the FASB issued FSP No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, to provide guidance associated with the criteria that must be evaluated in determining if a tax position has been effectively settled and should be recognized as a tax benefit.

Our adoption of FIN 48 and FSP No. 48-1 effective January 1, 2007 resulted in the recognition of a $28 million increase in our liabilities for unrecognized tax benefits, a $32 million increase in our non-current deferred tax assets and a $4 million increase in our beginning retained earnings as a cumulative effect of change in accounting principle.

Refer to Note 8 for additional information about our unrecognized tax benefits.

SFAS No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of their defined benefit pension and other post-retirement plans as an asset or liability and to recognize changes in that funded status through comprehensive

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income in the year in which the changes occur. As required, the Company adopted SFAS No. 158 on December 31, 2006.

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

SFAS No. 123(R) — Share-Based Payment

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, which requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant. We adopted SFAS No. 123(R) using the modified prospective method, which results in (i) the recognition of compensation expense using the provisions of SFAS No. 123(R) for all share-based awards granted or modified after December 31, 2005 and (ii) the recognition of compensation expense using the provisions of SFAS No. 123, Accounting for Stock-Based Compensation for all unvested awards outstanding at the date of adoption. Under this transition method, the results of operations of prior periods have not been restated. Accordingly, we will continue to provide pro forma financial information for periods prior to January 1, 2006 to illustrate the effect on net income and earnings per share of applying the fair value recognition provisions of SFAS No. 123.

Through December 31, 2005, as permitted by SFAS No. 123, we accounted for equity-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended. Under APB No. 25, we recognized compensation expense based on an award’s intrinsic value. For stock options, which were the primary form of equity-based awards we granted through December 31, 2004, this meant we recognized no compensation expense in connection with the grants, as the exercise price of the options was equal to the fair market value of our common stock on the date of grant and all other provisions were fixed. As discussed below, beginning in 2005, restricted stock units and performance share units became the primary form of equity-based compensation awarded under our long-term incentive plans. For restricted stock units, intrinsic value is equal to the market value of our common stock on the date of grant. For performance share units, APB No. 25 required “variable accounting,” which resulted in the recognition of compensation expense based on the intrinsic value of each award at the end of each reporting period until such time that the number of shares to be issued and all other provisions are fixed.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The most significant difference between the fair value approaches prescribed by SFAS No. 123 and SFAS No. 123(R) and the intrinsic value method prescribed by APB No. 25 relates to the recognition of compensation expense for stock option awards based on their grant date fair value. Under SFAS No. 123, we estimated the fair value of stock option grants using the Black-Scholes-Merton option-pricing model. The following table reflects the pro forma impact on net income and earnings per common share for the year ended December 31, 2005 of accounting for our equity-based compensation using SFAS No. 123 (in millions, except per share amounts):

Reported net income	$1,182
Add: Equity-based compensation expense included in reported net income, net of tax benefit	12
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(99)

Pro forma net income	$1,095

Basic earnings per common share:
Reported net income	$2.11
Add: Equity-based compensation expense included in reported net income, net of tax benefit	0.02
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(0.17)

Pro forma net income	$1.96

Diluted earnings per common share:
Reported net income	$2.09
Add: Equity-based compensation expense included in reported net income, net of tax benefit	0.02
Less: Total equity-based compensation expense per SFAS No. 123, net of tax benefit	(0.17)

Pro forma net income	$1.94

Weighted average fair value per share of stock options granted	$6.26

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

Additionally, as a result of changes in accounting required by SFAS No. 123(R) and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, the Management Development and Compensation Committee approved a substantial change in the form of awards that we grant. Beginning in 2005, annual stock option grants were eliminated and, for key members of our management and operations personnel, replaced with grants of restricted stock units and performance share units. Stock option grants in connection with new hires and promotions were replaced with grants of restricted stock units. The terms of our restricted stock units and performance share units are summarized in Note 15.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the acceleration of the vesting of stock options and the replacement of future awards of stock options with other forms of equity awards, the adoption of SFAS No. 123(R) on January 1, 2006 did not significantly affect our accounting for equity-based compensation or our net income for the years ended December 31, 2007 or 2006. We do not currently expect this change in accounting to significantly impact our future results of operations. However, we do expect equity-based compensation expense to increase over the next two years because of the incremental expense that will be recognized each year as additional awards are granted.

Prior to the adoption of SFAS No. 123(R), we included all tax benefits associated with equity-based compensation as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires any reduction in taxes payable resulting from tax deductions that exceed the recognized tax benefit associated with compensation expense (excess tax benefits) to be classified as financing cash flows. We included $26 million and $45 million of excess tax benefits in our cash flows from financing activities for the years ended December 31, 2007 and 2006, respectively that would have been classified as an operating cash flow if we had not been required to adopt SFAS No. 123(R). During the year ended December 31, 2005, excess tax benefits improved our operating cash flows by approximately $17 million.

Reclassifications

In the first quarter of 2007, we realigned our Eastern, Midwest and Western Group organizations to facilitate improved business execution. We reassigned responsibility for the management of certain market areas in the Eastern and Midwest Groups to the Midwest and Western Groups, respectively. In addition, in early 2007 we moved certain of our WMRA operations to our Western Group to more closely align their recycling operations with the related collection, transfer and disposal operations. We have reflected the impact of these realignments for all periods presented to provide financial information that consistently reflects our current approach to managing our operations. Refer to Note 20 for further discussion about our reportable segments.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper purchased with original maturities of three months or less.

Short-term investments available for use

Periodically, we invest in auction rate securities and variable rate demand notes, which are debt instruments with long-term scheduled maturities and periodic interest rate reset dates. The interest rate reset mechanism for these instruments results in a periodic remarketing of the underlying securities through an auction process. Due to the liquidity provided by the interest rate reset mechanism and the short-term nature of our investment in these securities, they have been classified as current assets in our Consolidated Balance Sheets. As of December 31, 2006, $184 million of investments in auction rate securities and variable rate demand notes have been included as a component of current “Other assets.” We did not have any investments in this type of securities as of December 31, 2007. Gross purchases and sales of these investments are presented within “Cash flows from investing activities” in our Consolidated Statements of Cash Flows.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements. In addition, our overall credit risk associated with trade receivables is limited due to the large number of geographically diverse customers we service. At December 31, 2007 and 2006, no single customer represented greater than 5% of total accounts receivable.

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

Landfill accounting

Cost Basis of Landfill Assets — We capitalize various costs that we incur to make a landfill ready to accept waste. These costs generally include expenditures for land (including the landfill footprint and required landfill buffer property), permitting, excavation, liner material and installation, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, and on-site road construction and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and its Interpretations. These costs are discussed below.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2007 and 2006, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at December 31, 2007 is between 6.00% and 7.25%, the range of the credit-adjusted, risk-free discount rates effective since adopting SFAS No. 143 in 2003.

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

During the years ended December 31, 2007, 2006 and 2005, adjustments associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace resulted in $17 million, $1 million and $13 million in net credits to landfill airspace amortization expense, respectively, with the majority of these credits resulting from revised estimates associated with final capping changes. In managing our landfills, our engineers look for ways to reduce or defer our construction costs, including final capping costs. Most of the benefit recognized in these years was the result of concerted efforts to improve the operating efficiencies of our landfills allowing us to delay spending for final capping activities, landfill expansions that resulted in reduced or deferred final capping costs, or completed final capping construction that cost less than anticipated.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if these criteria are no longer met, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 54 landfill sites with expansions at December 31, 2007, 18 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Eight of these landfills required approval by the Chief Financial Officer because of a lack of community or political support that could impede the expansion process. The remaining ten landfills required approval primarily due to the permit application processes not meeting the one- or five-year requirements, as a result of state-specific permitting procedures.

Once the remaining permitted and expansion airspace is determined, an airspace utilization factor, or AUF, is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and then adjusted to account for settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, and anticipated access to moisture through precipitation or recirculation of landfill leachate. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were associated with the site. Next, we review the same type of information with respect to other named and unnamed PRPs. Estimates of the cost for the likely remedy are then either developed using our internal resources or by third-party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating our own and unrelated parties’ sites;

•	Information available from regulatory agencies as to costs of remediation;

•	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

•	The typical allocation of costs among PRPs unless the actual allocation has been determined.

There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with SFAS No. 5, Accounting for Contingencies and its Interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher on a discounted basis than the $284 million recorded in the Consolidated Financial Statements as of December 31, 2007.

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

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% at both December 31, 2007 and December 31, 2006) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. As a result of an increase in our risk-free discount rate, from 4.25% for 2005 to 4.75% for 2006, we recorded a $6 million reduction in “Operating” expenses during the first quarter of 2006 and a corresponding decrease in environmental remediation liabilities. As a result of a decrease in our risk-free discount rate, from 4.75% for 2006 to 4.00% for 2007, we recorded an $8 million charge to “Operating” expenses during the fourth quarter of 2007 and a corresponding increase in environmental remediation liabilities. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” costs and expenses in our Consolidated Statements of Operations. The portion of our recorded environmental remediation liabilities that has never been subject to inflation or discounting as the amounts and timing of payments are not readily determinable was $47 million and $55 million at December 31, 2007 and 2006, respectively. Had we not discounted any portion of our environmental remediation liability, the amount recorded would have been increased by $28 million at December 31, 2007 and $41 million at December 31, 2006.

Property and equipment (Exclusive of landfills discussed above)

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized while major maintenance activities are expensed as incurred. Depreciation is provided over the estimated useful lives of these assets using the straight-line method. We assume no salvage value for our depreciable property and equipment. The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives

Vehicles — excluding rail haul cars	3 to 10
Vehicles — rail haul cars	10 to 20
Machinery and equipment	3 to 30
Buildings and improvements — excluding waste-to-energy facilities	5 to 40
Waste-to-energy facilities and related equipment	up to 50
Furniture, fixtures and office equipment	3 to 10

We include capitalized costs associated with developing or obtaining internal-use software within furniture, fixtures and office equipment. These costs include external direct costs of materials and services used in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the software development project. As of December 31, 2007, capitalized costs for software placed in service, net of accumulated

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation, were $40 million. In addition, our furniture, fixtures and office equipment includes $81 million as of December 31, 2007 and $68 million as of December 31, 2006 for costs incurred for software under development. This includes $70 million of costs associated with the development of our revenue management system. Our implementation processes associated with this software identified issues with the software that have delayed the development and implementation of the system. Based on this information, we are currently evaluating the overall effectiveness of the software portion of the system and re-examining our implementation plan. No impairment of this asset has been required through December 31, 2007, although there can be no assurances that an impairment may not be required in future periods.

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

Operating leases — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years, for which we are contractually obligated as of December 31, 2007, are disclosed in Note 10.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Discontinued operations

We analyze our operations that have been divested or classified as held-for-sale in order to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity (“Component”) under generally accepted accounting principles can be included in discontinued operations. Only Components where we do not have significant continuing involvement with the divested operations would qualify for discontinued operations accounting. For our purposes, continuing involvement would include continuing to receive waste at our landfill, waste-to-energy facility or recycling facility from a divested hauling operation or transfer station or continuing to dispose of waste at a divested landfill or transfer station. After completing our analysis at December 31, 2007, we determined that the operations that qualify for discontinued operations accounting are not material to our Consolidated Statements of Operations.

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

Asset impairments

We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an indication of impairment occurs, the asset is reviewed to determine whether there has been an impairment. An impairment loss is recorded as the difference between the carrying amount and fair value of the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flow. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is determined by either an internally developed discounted projected cash flow analysis of the asset or asset group or an actual third-party valuation. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “(Income) expense from divestitures, asset impairments and unusual items” line item in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. There are other considerations for impairments of landfills and goodwill, as described below.

Landfills — Certain impairment indicators require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business and not necessarily be considered indicators of impairment of our landfill assets due to the unique nature of the waste industry.

Goodwill — At least annually, we assess whether goodwill is impaired. We assess whether an impairment exists by comparing the carrying value of each Group’s goodwill to its implied fair value. The implied fair value of goodwill is determined by deducting the fair value of each Group’s identifiable assets and liabilities from the fair value of the Group as a whole. We rely on discounted cash flow analysis, which requires significant judgments and estimates about the future operations of each Group, to develop our estimates of fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.

Restricted trust and escrow accounts

As of December 31, 2007, our restricted trust and escrow accounts consist principally of (i) funds deposited for purposes of settling landfill closure, post-closure and environmental remediation obligations; (ii) funds held in trust for the construction of various facilities; and (iii) funds held in trust for the repayment of our debt obligations. As of December 31, 2007 and 2006, we had $418 million and $377 million, respectively, of restricted trust and escrow accounts, which are primarily included in long-term “Other assets” in our Consolidated Balance Sheets.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expended within a few years of the debt issuance. When the debt matures, we repay our obligation with cash on hand and the debt repayments are included as a financing activity in the Statement of Cash Flows.

Debt service funds — Funds are held in trust to meet future principal and interest payments required under certain of our tax-exempt project bonds.

Derivative financial instruments

We use derivative financial instruments to manage our risk associated with fluctuations in interest rates, commodity prices and foreign currency exchange rates. We use interest rate swaps to maintain a strategic portion of our debt obligations at variable, market-driven interest rates. In prior periods, we have entered into interest rate derivatives in anticipation of our senior note issuances to effectively lock in a fixed interest rate. We have entered into commodity derivatives, including swaps and options, to mitigate some of the risk associated with our WMRA Group’s transactions, which can be significantly affected by market prices for recyclable commodities. Foreign currency exchange rate derivatives are often used to hedge our exposure to changes in exchange rates for anticipated cash transactions between WM Holdings and its Canadian subsidiaries.

We obtain current valuations of our interest rate hedging instruments from third-party pricing models to account for the fair value of outstanding interest rate derivatives. We estimate the future prices of commodity fiber products based upon traded exchange market prices and broker price quotations to derive the current fair value of commodity derivatives. The fair value of our foreign currency exchange rate derivatives is based on quoted market prices. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of derivatives is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset. There was no significant ineffectiveness in 2007, 2006 or 2005.

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

As of December 31, 2007, 2006 and 2005, the net fair value and earnings impact of our commodity and foreign currency derivatives were immaterial to our financial position and results of operations. As further discussed in Note 7, our use of interest rate derivatives to manage our fixed to floating rate position has had a material impact on our operating cash flows, carrying value of debt and interest expense during these periods.

Self-insurance reserves and recoveries

We have retained a significant portion of the risks related to our health and welfare, automobile, general liability and workers’ compensation insurance programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data. The gross estimated liability associated with settling unpaid claims is included in “Accrued liabilities” in our Consolidated Balance Sheets if expected to be settled within one year, or otherwise is included in long-term “Other liabilities.” Estimated insurance recoveries related to recorded liabilities are reflected as current “Other receivables” or long-term “Other assets” in our Consolidated Balance Sheets when we believe that the receipt of such amounts is probable.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Capitalized interest

We capitalize interest on certain projects under development, including internal-use software and landfill expansion projects, and on certain assets under construction, including operating landfills and waste-to-energy facilities. During 2007, 2006 and 2005, total interest costs were $543 million, $563 million and $505 million, respectively, of which $22 million for 2007, $18 million for 2006 and $9 million for 2005, were capitalized, primarily for landfill construction costs. The capitalization of interest for operating landfills is based on the costs incurred on discrete landfill cell construction projects that are expected to exceed $500,000 and require over 60 days to construct. In addition to the direct cost of the cell construction project, the calculation of capitalized interest includes an allocated portion of the common landfill site costs. The common landfill site costs include the development costs of a landfill project or the purchase price of an operating landfill, and the ongoing infrastructure costs benefiting the landfill over its useful life. These costs are amortized to expense in a manner consistent with other landfill site costs. Interest capitalized in 2005 included fewer projects on which interest was capitalized and an adjustment in the second quarter of 2005 reducing amounts previously capitalized to a large capital project.

Income taxes

The Company is subject to income tax in the United States, Canada and Puerto Rico. Current tax obligations associated with our provision for income taxes are reflected in the accompanying Consolidated Balance Sheets as a component of “Accrued liabilities,” and the deferred tax obligations are reflected in “Deferred income taxes.”

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Consolidated Statements of Operations. We elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

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

Supplemental cash flow information

Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. For the years ended December 31, 2007, 2006 and 2005, non-cash activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $144 million, $157 million and $201 million, respectively.

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

4.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2007			December 31, 2006
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$106	$44	$150	$111	$44	$155
Long-term	1,072	240	1,312	1,010	224	1,234

	$1,178	$284	$1,462	$1,121	$268	$1,389

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the years ended December 31, 2006 and 2007 are as follows (in millions):

		Environmental
	Landfill	Remediation

December 31, 2005	$1,052	$289
Obligations incurred and capitalized	61	—
Obligations settled	(74)	(29)
Interest accretion	70	9
Revisions in estimates	14	—
Acquisitions, divestitures and other adjustments	(2)	(1)

December 31, 2006	1,121	268
Obligations incurred and capitalized	54	—
Obligations settled	(64)	(33)
Interest accretion	74	9
Revisions in estimates	(13)	35
Acquisitions, divestitures and other adjustments	6	5

December 31, 2007	$1,178	$284

Our recorded liabilities as of December 31, 2007 include the impacts of inflating certain of these costs based on our expectations for the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities for the next five years and thereafter as measured in current dollars are reflected below (in millions):

2008	2009	2010	2011	2012	Thereafter

$44	$31	$31	$18	$18	$170

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $231 million at December 31, 2007 and $219 million at December 31, 2006, and is primarily included as long-term “Other assets” in our Consolidated Balance Sheets. Balances maintained in these restricted trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment at December 31 consisted of the following (in millions):

	2007	2006

Land	$598	$528
Landfills	11,549	10,866
Vehicles	3,646	3,671
Machinery and equipment	2,929	2,840
Containers	2,291	2,272
Buildings and improvements	2,541	2,385
Furniture, fixtures and office equipment	641	610

	24,195	23,172
Less accumulated depreciation on tangible property and equipment	(7,010)	(6,645)
Less accumulated landfill airspace amortization	(5,834)	(5,348)

	$11,351	$11,179

Depreciation and amortization expense, including amortization expense for assets recorded as capital leases, was comprised of the following for the years ended December 31 (in millions):

	2007	2006	2005

Depreciation of tangible property and equipment	$796	$829	$847
Amortization of landfill airspace	440	479	483

Depreciation and amortization expense	$1,236	$1,308	$1,330

6.	Goodwill and Other Intangible Assets

We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in 2007, 2006 or 2005. Additionally, we did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2007, 2006 or 2005. However, there can be no assurance that goodwill will not be impaired at any time in the future.

Refer to Note 20 for a summary of changes in our goodwill during 2007 and 2006 by reportable segment.

Our other intangible assets as of December 31, 2007 and 2006 were comprised of the following (in millions):

	Customer
	Contracts and	Covenants	Licenses,
	Customer	Not-to-	Permits
	Lists	Compete	and Other	Total

December 31, 2007
Intangible assets	$109	$55	$60	$224
Less accumulated amortization	(52)	(34)	(14)	(100)

	$57	$21	$46	$124

December 31, 2006
Intangible assets	$97	$61	$58	$216
Less accumulated amortization	(46)	(36)	(13)	(95)

	$51	$25	$45	$121

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Landfill operating permits are not presented above and are recognized on a combined basis with other landfill assets and amortized using our landfill amortization method. Amortization expense for other intangible assets was $23 million for 2007, $26 million for 2006 and $31 million for 2005. At December 31, 2007, we had $9 million of other intangible assets that are not subject to amortization. The intangible asset amortization expense estimated as of December 31, 2007, for the next five years is as follows (in millions):

2008	2009	2010	2011	2012

$21	$17	$14	$13	$12

7.	Debt and Interest Rate Derivatives

Debt

The following table summarizes the major components of debt at December 31 (in millions):

	2007	2006

Revolving credit facility (weighted average interest rate of 5.4% at December 31, 2007)	$300	$—
Letter of credit facilities	—	—
Canadian credit facility (weighted average interest rate of 5.3% at December 31, 2007 and 4.8% at December 31, 2006)	336	308
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.0% to 8.75% (weighted average interest rate of 7.0% at December 31, 2007 and 2006)	4,584	4,829
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 2.9% to 7.4% (weighted average interest rate of 4.4% at December 31, 2007 and 4.5% at December 31, 2006)	2,533	2,440
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 3.5% to 9.3% (weighted average interest rate of 5.3% at December 31, 2007 and 5.4% at December 31, 2006)	290	352
Capital leases and other, maturing through 2036, interest rates up to 12%	294	388

	$8,337	$8,317
Less current portion	329	822

	$8,008	$7,495

Revolving credit facility — On August 17, 2006, WMI entered into a five-year, $2.4 billion revolving credit facility, replacing the $2.4 billion syndicated revolving credit facility that would have expired in October 2009. This facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit. At December 31, 2007, we had $300 million of outstanding borrowings and $1,437 million of letters of credit issued and supported by the facility. Our unused and available credit capacity of the facility was $663 million as of December 31, 2007. The borrowings outstanding at December 31, 2007 mature in the first quarter of 2008. In January 2008, we repaid $50 million of the outstanding borrowings with available cash. We currently intend to refinance the remaining outstanding borrowings on a long-term basis. Accordingly, $250 million of this outstanding debt obligation has been reflected as long-term in our December 31, 2007 Consolidated Balance Sheet.

Letter of credit facilities — We have a $350 million letter of credit facility that matures in December 2008 and three letter of credit and term loan agreements for an aggregate of $295 million maturing at various points from 2008 through 2013. These facilities are currently being used to back letters of credit issued to support our bonding and financial assurance needs. Our letters of credit generally have terms providing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provider generally converts into a term loan for the remaining term of the respective agreement or facility. Through December 31, 2007, we had not experienced any unreimbursed draws on letters of credit.

As of December 31, 2007, no borrowings were outstanding under our letter of credit facilities, and we had unused and available credit capacity of $1 million under the facilities. The following table summarizes our outstanding letters of credit (in millions) categorized by each facility outstanding at December 31:

	2007	2006

Letter of credit facility	$350	$346
Letter of credit and term loan agreements	294	295
Other	90	75

	$734	$716

Canadian Credit Facility — In November 2005, Waste Management of Canada Corporation, one of our wholly-owned subsidiaries, entered into a three-year credit facility agreement with an initial credit capacity of up to Canadian $410 million. The agreement was entered into to facilitate WMI’s repatriation of accumulated earnings and capital from its Canadian subsidiaries, which is discussed in Note 8. In December 2007, we amended the agreement to increase the available capacity, which had been reduced to Canadian $305 million due to debt repayments, to Canadian $340 million, extend the maturity date to November 2012 and add an uncommitted option to increase the capacity by an additional Canadian $25 million.

As of December 31, 2007, we had US $342 million of principal (US $336 million net of discount) outstanding under this credit facility. Advances under the facility do not accrue interest during their terms. Accordingly, the proceeds we initially received were for the principal amount of the advances net of the total interest obligation due for the term of the advance, and the debt was initially recorded based on the net proceeds received. The advances have a weighted average effective interest rate of 5.3% at December 31, 2007, which is being amortized to interest expense with a corresponding increase in our recorded debt obligation using the effective interest method. During the year ended December 31, 2007, we increased the carrying value of the debt for the recognition of $15 million of interest expense. A total of $36 million of advances under the facility matured during 2007 and were repaid with available cash. Accounting for changes in the Canadian currency translation rate increased the carrying value of these borrowings by $49 million during 2007.

Our outstanding advances mature less than one year from the date of issuance, but may be renewed under the terms of the facility, which matures in November 2012. We currently expect to repay a portion of our borrowings under the facility with available cash and refinance the remaining borrowings. Accordingly, $281 million of these borrowings are classified as long-term in our December 31, 2007 Consolidated Balance Sheet based on our intent and ability to refinance the obligations under the terms of the facility. As of December 31, 2006, we had expected to repay our borrowings under the facility within one year with available cash and these borrowings were classified as current in our December 31, 2006 Consolidated Balance Sheet.

Senior notes — On October 1, 2007, $300 million of 7.125% senior notes matured and were repaid with available cash. We have $244 million of 8.75% senior notes that become callable by us in May 2008 and $386 million of 6.5% senior notes that mature in November 2008. We are currently evaluating our repayment options associated with these obligations, but currently expect to refinance them on a long-term basis. The $244 million of callable senior notes are classified as long-term as of December 31, 2007 based on the terms of their scheduled maturity, which is May 2018. Approximately $310 million of our $386 million senior notes that mature in November 2008 is classified as long-term as of December 31, 2007 based on our intent and ability to refinance the obligation on a long-term basis.

Tax-exempt bonds — We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. We issued $145 million of tax-exempt bonds during 2007. The proceeds from these debt issuances may only be used for the specific purpose for which the money was raised, which is generally to finance

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. Proceeds from bond issues are held in trust until such time as we incur qualified expenditures, at which time we are reimbursed from the trust funds. We issue both fixed and floating rate obligations. Interest rates on floating rate bonds are re-set on a weekly basis and the underlying bonds are supported by letters of credit. During the year ended December 31, 2007, $52 million of our tax-exempt bonds matured and were repaid with either available cash or debt service funds.

As of December 31, 2007, $192 million of fixed rate tax-exempt bonds are subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit supported by our revolving credit facility that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation for financial reporting purposes. However, these bonds have been classified as long-term in our Consolidated Balance Sheet as of December 31, 2007. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility.

In addition, as of December 31, 2007, we have $696 million of tax-exempt bonds that are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2007 because the borrowings are supported by letters of credit issued under our five-year revolving credit facility, which is long-term.

Tax-exempt project bonds — Tax-exempt project bonds have been used by our Wheelabrator Group to finance the development of waste-to-energy facilities. These facilities are integral to the local communities they serve, and, as such, are supported by long-term contracts with multiple municipalities. The bonds generally have periodic amortizations that are supported by the cash flow of each specific facility being financed. During the year ended December 31, 2007, we repaid $61 million of our tax-exempt project bonds with either available cash or debt service funds. As of December 31, 2007, we had $46 million of tax-exempt project bonds that are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2007 because the borrowings are supported by letters of credit issued under our five-year revolving credit facility, which is long-term.

Capital leases and other — The decrease in our capital leases and other debt obligations in 2007 is primarily related to the repayment of various borrowings upon their scheduled maturities.

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

2008	2009	2010	2011	2012

$1,164	$697	$715	$250	$576

Secured debt — Our debt balances are generally unsecured, except for $201 million of the tax-exempt project bonds outstanding at December 31, 2007 that were issued by certain subsidiaries within our Wheelabrator Group. These bonds are secured by the related subsidiaries’ assets that have a carrying value of $447 million and the related subsidiaries’ future revenue. Additionally, our consolidated variable interest entities have $13 million of outstanding borrowings that are collateralized by certain of their assets. These assets have a carrying value of $271 million as of December 31, 2007. See Note 19 for further discussion.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Covenants

Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the revolving credit facility:

Requirement
	per	December 31,	December 31,
Covenant	Facility	2007	2006

Interest coverage ratio	> 2.75 to 1	4.1 to 1	3.6 to 1
Total debt to EBITDA	< 3.5 to 1	2.4 to 1	2.5 to 1

Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2007, we were in compliance with the covenants and restrictions under all of our debt agreements.

Interest rate swaps

We manage the interest rate risk of our debt portfolio largely by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of December 31, 2007, the interest payments on $2.1 billion of our fixed rate debt have been swapped to variable rates, allowing us to maintain approximately 66% of our debt at fixed interest rates and approximately 34% of our debt at variable interest rates. We do not use interest rate derivatives for trading or speculative purposes. Our significant interest rate swap agreements that were outstanding as of December 31, 2007 and 2006 are set forth in the table below (dollars in millions):

					Fair Value
	Notional				Net
As of	Amount	Receive	Pay	Maturity Date	Liability(a)

December 31, 2007	$2,100	Fixed 5.00%-7.65%	Floating 4.50%-9.09%	Through December 15, 2017	$(28	)(b)
December 31, 2006	$2,350	Fixed 5.00%-7.65%	Floating 5.16%-9.75%	Through December 15, 2017	$(118	)(c)

(a)	These interest rate derivatives qualify for hedge accounting. Therefore, the fair value adjustments to the underlying debt are deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

(b)	The fair value for these interest rate derivatives is comprised of $5 million of long-term assets, $4 million of current liabilities and $29 million of long-term liabilities.

(c)	The fair value for these interest rate derivatives is comprised of $3 million of current liabilities and $115 million of long-term liabilities.

Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $72 million as of December 31, 2007 and $19 million as of December 31, 2006. The following table summarizes the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated fair value adjustments from interest rate swap agreements by underlying debt instrument category at December 31 (in millions):

Increase (decrease) in carrying value of debt due
to hedge accounting for interest rate swaps	2007	2006

Senior notes and debentures:
Active swap agreements	$(28)	$(118)
Terminated swap agreements(a)	100	136

	72	18
Tax-exempt and project bonds:
Terminated swap agreements(a)	—	1

	$72	$19

(a)	At December 31, 2007, $33 million (on a pre-tax basis) of the carrying value of debt associated with terminated swap agreements is scheduled to be reclassified as a credit to interest expense over the next twelve months. Approximately $37 million (on a pre-tax basis) of the December 31, 2006 balance was reclassified into earnings during 2007.

Interest rate swap agreements increased net interest expense by $11 million and $4 million for the years ended December 31, 2007 and 2006, respectively, and reduced net interest expense by $39 million for the year ended December 31, 2005. The significant decline in the benefit recognized as a result of our interest rate swap agreements is largely attributable to the increase in short-term market interest rates, which drive our periodic interest obligations under these agreements. The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore no ineffectiveness has been realized.

Interest rate locks

In the past, we have entered into cash flow hedges to secure underlying interest rates in anticipation of senior note issuances. These hedging agreements resulted in a deferred loss, net of taxes, of $24 million at December 31, 2007 and $28 million at December 31, 2006, which is included in “Accumulated other comprehensive income.” As of December 31, 2007, $6 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

Provision for (benefit from) income taxes

Our provision for (benefit from) income taxes consisted of the following (in millions):

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$412	$283	$(80)
State	33	55	39
Foreign	25	10	12

	470	348	(29)

Deferred:
Federal	91	(14)	(63)
State	(3)	(14)	(22)
Foreign	(18)	5	24

	70	(23)	(61)

Provision for income taxes	$540	$325	$(90)

The U.S. federal statutory income tax rate is reconciled to the effective rate as follows:

	Years Ended December 31,
	2007	2006	2005

Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	2.69	2.81	3.15
Non-conventional fuel tax credits	(2.61)	(4.57)	(12.20)
Taxing authority audit settlements and other tax adjustments	(1.22)	(9.34)	(33.92)
Nondeductible costs relating to acquired intangibles	1.11	1.20	0.90
Tax rate differential on foreign income	0.04	—	1.80
Cumulative effect of change in tax rates	(1.81)	(1.96)	(1.18)
Other	(1.47)	(1.09)	(1.79)

Provision for income taxes	31.73%	22.05%	(8.24)%

The comparability of our reported income taxes for the reported periods has been significantly affected by increases in our income before income taxes, tax audit settlements and non-conventional fuel tax credits, which are discussed in more detail below. For financial reporting purposes, income before income taxes showing domestic and foreign sources was as follows (in millions) for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Domestic	$1,605	$1,390	$957
Foreign	98	84	135

Income before income taxes	$1,703	$1,474	$1,092

Other items that have significantly affected the comparability of our income taxes during the reported periods include (i) various state and Canadian tax rate changes, which have resulted in the revaluation of our deferred tax

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balances; (ii) a reduction in the valuation allowance related to the expected utilization of state net operating loss and credit carryforwards; and (iii) the 2005 repatriation of net accumulated earnings and capital from certain of our Canadian subsidiaries in accordance with the American Jobs Creation Act of 2004. The impacts of these items on our reported income taxes and our effective tax rate are discussed in more detail below.

Tax audit settlements — The Company and its subsidiaries file income tax returns in the United States and Puerto Rico, as well as various state and local jurisdictions and Canada. We are currently under audit by the IRS and from time to time we are audited by other taxing authorities. Our audits are in various stages of completion.

During 2007, we settled an IRS audit for the tax years 2004 and 2005 and various state tax audits, resulting in a reduction in income tax expense of $40 million, or $0.08 per diluted share. Our 2007 net income also increased by $1 million due to interest income recognized from audit settlements. During 2006 we completed the IRS audit for the years 2002 and 2003. The settlement of the IRS audit, as well as other state and foreign tax audit matters, resulted in a reduction in income tax expense (excluding the effects of related interest income) of $149 million, or $0.27 per diluted share, for 2006. Our 2006 net income also increased by $14 million, or $9 million net of tax, principally due to interest income from audit settlements. The IRS audits for the tax years 1989 to 2001 were completed during 2005, resulting in net tax benefits of $398 million, or $0.70 per diluted share. The reduction in income taxes recognized as a result of these settlements is primarily due to the associated reduction in our long-term accrued tax liabilities. Our recorded liabilities associated with uncertain tax positions are discussed below.

We are currently in the examination phase of an IRS audit for the years 2006 and 2007, and expect this audit to be completed within the next 12 months. Audits associated with state and local jurisdictions date back to 1999 and Canadian examinations date back to 2002.

Non-conventional fuel tax credits — The impact of non-conventional fuel tax credits on our effective tax rate has been derived from our investments in two coal-based, synthetic fuel production facilities and our landfill gas-to-energy projects. The fuel generated from the facilities and our landfill gas-to-energy projects qualified for tax credits through 2007 under Section 45K of the Internal Revenue Code.

The tax credits are subject to a phase-out if the price of crude oil exceeds an annual average price threshold determined by the Internal Revenue Service. The IRS has not yet published the phase-out percentage that must be applied to Section 45K tax credits generated in 2007. Accordingly, we have used market information for oil prices to estimate that we expect 69% of Section 45K tax credits generated in 2007 to be phased-out. The IRS establishment of the final phase-out of Section 45K credits generated during 2007 could further impact the Section 45K tax benefits we recognized for 2007. Any subsequent adjustment to the amount of realizable Section 45K credits will be reflected in our 2008 Consolidated Financial Statements.

As of December 31, 2006, we had estimated that 36% of Section 45K tax credits generated during 2006 would be phased out. On April 4, 2007, the IRS established the final phase-out of Section 45K credits generated during 2006 at approximately 33%. We did not experience any phase-out of Section 45K tax credits in 2005.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impact of our investments in the facilities on our Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2007	2006	2005

Equity in net losses of unconsolidated entities(a)	$42	$41	$112
Interest expense	1	4	7

Loss before income taxes(a)	43	45	119
Benefit from income taxes(a), (b)	53	64	145

Net income(a)	$10	$19	$26

(a)	The comparison of the impacts of our investments in the facilities during the periods presented have been significantly affected by the phase-out of 69% of Section 45K tax credits in 2007 and 36% in 2006. In addition, for the year ended December 31, 2006, our “Equity in net losses of unconsolidated entities” was reduced by a cumulative adjustment recorded during the second quarter of 2006, which was necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the facilities and the value of our investment. We determined that the recognition of the cumulative adjustment was not material to our financial statements presented herein. Equity losses for our estimate of contractual obligations associated with the facilities’ operations and associated tax benefits were also relatively lower in 2006 due to the suspension of operations of the facilities from May 2006 to late September 2006.

(b)	The benefit from income taxes attributable to the facilities includes tax credits of $37 million, $47 million and $99 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The tax credits generated by our landfills are provided by our Renewable Energy Program, under which we develop, operate and promote the beneficial use of landfill gas. Our recorded taxes include benefits of $13 million, $24 million, and $34 million for the years ended December 31, 2007, 2006 and 2005, respectively, from tax credits generated by our landfill gas-to-energy projects.

Effective state tax rate change — Our estimated effective state tax rate declined during 2006 and 2005, resulting in a net benefit of $9 million and $16 million, respectively, related to the revaluation of net accumulated deferred tax liabilities. Our state estimated effective tax rate did not change in 2007; therefore no revaluation of net accumulated deferred tax liabilities was necessary in the current reporting period.

Canada statutory tax rate change — During 2007, the Canadian federal government enacted tax rate reductions, which resulted in a $30 million tax benefit for the revaluation of our deferred tax balances. During 2006, both the Canadian federal government and several provinces enacted tax rate reductions. The revaluation of our deferred tax balances for these rate changes resulted in a $20 million tax benefit for the year ended December 31, 2006. Additionally, during 2005 a provincial tax rate change in Quebec resulted in additional income tax expense of $4 million.

Repatriation of earnings in foreign subsidiaries — The American Jobs Creation Act of 2004 allowed U.S. companies to repatriate earnings from their foreign subsidiaries at a reduced tax rate during 2005. We repatriated net accumulated earnings and capital from certain of our Canadian subsidiaries in accordance with this provision, which were previously accounted for as permanently reinvested in accordance with APB Opinion No. 23, Accounting for Income Taxes — Special Areas. During 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan under which we repatriated $496 million of our accumulated foreign earnings and capital through cash on hand as well as debt borrowings. During 2005, we accrued $34 million in tax expense for these repatriations. The repatriation of earnings from our Canadian subsidiaries increased our 2005 effective tax rate by approximately 3.1%, which has been reflected as a component of the “Tax rate differential on foreign income” line item of the effective tax rate reconciliation provided above. During 2006, we repatriated an

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional $12 million of our accumulated foreign earnings resulting in an increase in tax expense of $3 million. No additional foreign earnings were repatriated during 2007.

At December 31, 2007, remaining unremitted earnings in foreign operations were approximately $400 million, which are considered permanently invested and, therefore, no provision for U.S. income taxes has been accrued for these unremitted earnings.

Deferred tax assets (liabilities)

The components of the net deferred tax assets (liabilities) at December 31 are as follows (in millions):

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss, capital loss and tax credit carryforwards	$178	$326
Landfill and environmental remediation liabilities	35	61
Miscellaneous and other reserves	241	243

Subtotal	454	630
Valuation allowance	(168)	(288)
Deferred tax liabilities:
Property and equipment	(957)	(1,011)
Goodwill and other intangibles	(689)	(614)

Net deferred tax liabilities	$(1,360)	$(1,283)

At December 31, 2007 we had $27 million of federal net operating loss, or NOL, carryforwards, $2.0 billion of state NOL carryforwards, and $13 million of Canadian NOL carryforwards. The federal and state NOL carryforwards have expiration dates through the year 2027. The Canadian NOL carryforwards have the following expiry: $11 million in 2009 and $2 million in 2015. In addition, we have $42 million of state tax credit carryforwards at December 31, 2007.

We have established valuation allowances for uncertainties in realizing the benefit of tax loss and credit carryforwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation. The valuation allowance decreased $120 million in 2007. We realized a $9 million state tax benefit due to a reduction in the valuation allowance related to the expected utilization of state NOL and credit carryforwards. The remaining reduction in our valuation allowance was offset by changes in our gross deferred tax assets due to changes in state NOL and credit carryforwards and our adoption of FIN 48.

Liabilities for uncertain tax positions

As discussed in Note 2, we adopted FIN 48 and FSP No. 48-1 effective January 1, 2007. As a result of both of these adoptions, we recognized, as a cumulative effect of change in accounting principle, a $28 million increase in our liabilities for unrecognized tax benefits, a $32 million increase in our non-current deferred tax assets and a $4 million increase in our beginning retained earnings.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon adoption of FIN 48 and FSP No. 48-1, our income tax liabilities as of January 1, 2007 included a total of $101 million for unrecognized tax benefits and $16 million of related accrued interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including accrued interest, is as follows (in millions):

Balance at January 1, 2007	$117
Additions based on tax positions related to the current year	10
Additions related to tax positions of prior years	4
Accrued interest	7
Reductions for tax positions of prior years	(1)
Settlements	(26)
Lapse of statute of limitations	(9)

Balance at December 31, 2007	$102

These liabilities are primarily included as a component of long-term “Other liabilities” in our Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. As of December 31, 2007, $72 million of unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

We recognize interest expense related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007, 2006 and 2005 we recognized approximately $7 million, $7 million and $18 million, respectively, of such interest expense as a component of our “Provision for (benefit from) income taxes” We had approximately $13 million and $16 million of accrued interest in our Consolidated Balance Sheet as of December 31, 2007 and 2006, respectively. We do not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the years ended December 31, 2007, 2006 and 2005.

We anticipate that approximately $29 million of liabilities for unrecognized tax benefits, including accrued interest, and $8 million of related deferred tax assets may be reversed within the next 12 months. The anticipated reversals are primarily related to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

9.	Employee Benefit Plans

Defined contribution plans — Our Waste Management Retirement Savings Plan covers employees (except those working subject to collective bargaining agreements, which do not provide for coverage under such plans) following a 90-day waiting period after hire. Eligible employees may contribute as much as 25% of their annual compensation under the Savings Plan. All employee contributions are subject to annual contribution limitations established by the IRS. Under the Savings Plan, we match, in cash, 100% of employee contributions on the first 3% of their eligible compensation and match 50% of employee contributions on the next 3% of their eligible compensation, resulting in a maximum match of 4.5%. Both employee and company contributions vest immediately. Charges to “Operating” and “Selling, general and administrative” expenses for our defined contribution plans were $54 million in 2007, $51 million in 2006 and $48 million in 2005.

Defined benefit plans — Certain of the Company’s subsidiaries sponsor pension plans that cover employees not covered by the Savings Plan. These employees are members of collective bargaining units. In addition, Wheelabrator Technologies Inc., a wholly-owned subsidiary, sponsors a pension plan for its former executives and former Board members. The combined benefit obligation of these pension plans is $63 million as of December 31, 2007. These plans have approximately $53 million of plan assets as of December 31, 2007.

In addition, Waste Management Holdings, Inc. and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with our acquisition of WM Holdings in July 1998, we

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limited participation in these plans to participating retired employees as of December 31, 1998. The unfunded benefit obligation for these plans was $58 million at December 31, 2007.

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans are $68 million as of December 31, 2007 and are included as a component of “Accrued liabilities” in our Consolidated Balance Sheet.

In addition, certain of our subsidiaries participate in various multi-employer employee benefit and pension plans covering union employees not covered under other pension plans. These multi-employer plans are generally defined contribution plans. Specific benefit levels provided by union pension plans are not negotiated with or known by the employer contributors. Additionally, we have one instance of a site-specific plan for employees not covered under other plans. The projected benefit obligation, plan assets and unfunded liability of the multi-employer pension plans and the site specific plan are not material. Contributions of $33 million in 2007, $37 million in 2006 and $38 million in 2005 were charged to operations for those subsidiaries’ defined benefit and contribution plans.

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

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The estimated accruals for these liabilities could be affected if future occurrences or loss development significantly differ from the assumptions used. As of December 31, 2007, our general liability, workers’ compensation and auto liability insurance programs carry self-insurance exposures of up to $2.5 million, $1.5 million and $1 million per incident, respectively. Effective January 1, 2008, we increased the per incident deductible of our worker’s compensation insurance program to $5 million. Self-insurance claims reserves acquired as part of our acquisition of WM Holdings in July 1998 were discounted at 4.0% at December 31, 2007 and 4.65% at December 31, 2006. The

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes to our net insurance liabilities for the years ended December 31, 2006 and 2007 are summarized below (in millions):

	Gross Claims	Estimated Insurance	Net Claims
	Liability	Recoveries(a)	Liability

Balance, December 31, 2004	$681	$(321)	$360
Self-insurance expense (benefit)	227	(57)	170
Cash (paid) received	(248)	67	(181)

Balance, December 31, 2005	660	(311)	349
Self-insurance expense (benefit)	233	(31)	202
Cash (paid) received	(241)	75	(166)

Balance, December 31, 2006	652	(267)	385
Self-insurance expense (benefit)	144	(1)	143
Cash (paid) received	(225)	54	(171)

Balance, December 31, 2007	$571	$(214)	$357

Current portion at December 31, 2007	$147	$(73)	$74
Long-term portion at December 31, 2007	$424	$(141)	$283

(a)	Amounts reported as estimated insurance recoveries are related to both paid and unpaid claims liabilities.

For the 14 months ended January 1, 2000, we insured certain risks, including auto, general liability and workers’ compensation, with Reliance National Insurance Company, whose parent filed for bankruptcy in June 2001. In October 2001, the parent and certain of its subsidiaries, including Reliance National Insurance Company, were placed in liquidation. We believe that because of probable recoveries from the liquidation, currently estimated to be $18 million, it is unlikely that events relating to Reliance will have a material adverse impact on our financial statements.

We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Operating leases — Rental expense for leased properties was $135 million, $122 million and $129 million during 2007, 2006 and 2005, respectively. These amounts primarily include rents under operating leases. Minimum contractual payments due during each of the next five years for our operating lease obligations are noted below (in millions):

2008	2009	2010	2011	2012

$ 87	$69	$61	$48	$41

Our minimum contractual payments for lease agreements during future periods is significantly less than current year rent expense because our significant lease agreements at landfills have variable terms based either on a percentage of revenue or a rate per ton of waste received.

Other commitments — We have the following unconditional obligations:

•	Share Repurchases — In November 2007, we entered into a plan under SEC Rule 10b5-1 to effect market purchases of our common stock during the first quarter of 2008. See Note 14 for additional information related to this agreement.

•	Fuel Supply — We have purchase agreements expiring at various dates through 2011 that require us to purchase minimum amounts of waste and conventional fuels at our independent power production plants. These fuel supplies are used to produce electricity for sale to electric utilities, which is generally subject to

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

•	Disposal — We have several agreements expiring at various dates through 2024 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities.

•	Waste Paper — We are party to a waste paper purchase agreement that requires us to purchase a minimum number of tons of waste paper. The cost per ton we pay is based on market prices plus the cost of delivery to our customers. We currently expect to fulfill our purchase obligation in 2012.

•	Royalties — At some of our landfills, we are required to make minimum royalty payments to the prior land owners, lessors or host communities where the landfills are located. Our obligations expire at various dates through 2023. Although we have an obligation to make minimum payments, actual payments are based on per ton rates for waste received at the landfill and are significantly higher.

•	Property — From time to time, we make commitments to purchase assets that we expect to use in our operations. We are currently party to an agreement to purchase a corporate aircraft to replace an existing aircraft, the lease for which is expiring in 2010. The agreement requires that we make installment payments between now and delivery, expected in 2010, based on the total purchase price for the aircraft.

Our unconditional obligations are established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. Our actual future obligations under these outstanding agreements are generally quantity driven, and, as a result, our associated financial obligations are not fixed as of December 31, 2007. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of December 31, 2007, WM Holdings has fully and unconditionally guaranteed all of WMI’s senior indebtedness, which matures through 2032. WMI has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, which matures through 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 22 for further information.

•	WMI and WM Holdings have guaranteed the tax-exempt bonds and other debt obligations of their subsidiaries. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WMI or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 7 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Consolidated Balance Sheets. As of December 31, 2007, our maximum future payments associated with these guarantees are approximately $12 million. We do not believe that it is likely that we will be required to perform under these guarantees.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $350 million letter of credit facility and $295 million letter of credit and term loan agreements. Under those facilities, WMI must reimburse the entities funding the facilities for any draw on a letter of credit supported by the facilities. As of December 31, 2007, we had $644 million in outstanding letters of credit under these facilities.

•	In connection with the $350 million letter of credit facility, WMI and WM Holdings guaranteed the interest rate swaps entered into by the entity funding the letter of credit facility. The probability of loss for the guarantees was determined to be remote and the fair value of the guarantees is immaterial to our financial position and results of operations.

•	Certain of our subsidiaries have guaranteed the market value of certain homeowners’ properties that are adjacent to certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference between the sale value and the guaranteed market value of the homeowners’ properties, if any. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements are accounted for as incurred.

•	WMI and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

We currently do not believe it is reasonably likely that we would be called upon to perform under these guarantees and do not believe that any of the obligations would have a material effect on our financial position, results of operations and cash flows.

Environmental matters — Our business is intrinsically connected with the protection of the environment. As such, a significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection. Such costs may increase in the future as a result of legislation or regulation. However, we generally do not believe that increases in environmental regulation negatively affect our business, because such regulations increase the demand for our services, and we have the resources and experience to manage environmental risk.

We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by operations, or for damage caused by conditions that existed before we acquired a site. Such liabilities include potentially responsible party , or PRP, investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy.

Estimating our degree of responsibility for remediation of a particular site is inherently difficult and determining the method and ultimate cost of remediation requires that a number of assumptions be made. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities that could be material. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher than the $284 million recorded in the Consolidated Financial Statements as of December 31, 2007. Our ongoing review of our remediation liabilities could result in revisions that could cause upward or downward adjustments to income from operations. These adjustments could also be material in any given period.

As of December 31, 2007, we had been notified that we are a PRP in connection with 75 locations listed on the EPA’s National Priorities List , or NPL. Of the 75 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own were initially developed by others as landfill disposal facilities. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

Litigation — In December 1999, an individual brought an action against WMI, five former officers of WM Holdings, and WM Holdings’ former independent auditor, Arthur Andersen LLP, in Illinois state court on behalf of a proposed class of individuals who purchased WM Holdings common stock before November 3, 1994, and who held that stock through February 24, 1998. The action is for alleged acts of common law fraud, negligence and breach of fiduciary duty. This case has been dormant for some time, and based on U.S. Supreme Court decisions, the Company believes this case will not proceed as a class action, thereby ending the litigation.

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

There are two separate wage and hour lawsuits pending against us in California, each seeking class certification. Both actions make the same general allegations that the defendants failed to comply with certain

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California wage and hour laws, including allegedly failing to provide meal and rest periods, and failing to properly pay hourly and overtime wages. We deny the plaintiffs’ claims and intend to vigorously defend these matters. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of December 31, 2007, there were four proceedings involving our subsidiaries where we reasonably believe that the sanctions could equal or exceed $100,000. The matters involve allegations that subsidiaries (i) failed to comply with leachate storage requirements at an operating landfill; (ii) violated federal air regulations at an operating landfill; (iii) failed to meet reporting requirements under federal air regulations at an operating landfill; and (iv) violated National Pollutant Discharge Elimination System permit conditions at an operating landfill. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

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

WMI’s charter and bylaws currently require indemnification of its officers and directors if statutory standards of conduct have been met and allow the advancement of expenses to these individuals upon receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not meet the required standards of conduct. Additionally, WMI has entered into separate indemnification agreements with each of the members of its Board of Directors as well as its Chief Executive Officer, its President and its Chief Financial Officer. The charter and bylaw documents of certain of WMI’s subsidiaries, including WM Holdings, also include similar indemnification provisions, and some subsidiaries, including WM Holdings, entered into separate indemnification agreements with their officers and directors prior to our acquisition of them that provide for even greater rights and protections for the individuals than WMI’s charter and bylaws. A company’s obligations to indemnify and advance expenses are determined based on the governing documents in effect and the status of the individual at the time the actions giving rise to the claim occurred. As a result, we may have obligations to individuals after they leave the Company, to individuals that were associated with companies prior to our acquisition of them and to individuals that are or were employees of the Company, but who were neither an officer or a director, even though the current documents only require indemnification and advancement to officers and directors. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings that may be brought against its former or current officers, directors and employees.

Tax matters — We are currently under audit by the IRS and from time to time are audited by other taxing authorities. We fully cooperate with all audits, but defend our positions vigorously. Our audits are in various stages of completion. We have concluded several audits in the last two years. During the second quarter of 2006, we concluded the IRS audit for the years 2002 and 2003. In the first quarter of 2007, we concluded the IRS audit for the years 2004 and 2005. The current period financial statement impact of concluding various audits is discussed in Note 8. In addition, we are currently in the examination phase of an IRS audit for the years 2006 and 2007. We expect this audit to be completed within the next 12 months. Audits associated with state and local jurisdictions date back to 1999 and examinations associated with Canada date back to 2002. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. For additional information related to our liability for unrecognized tax benefits refer to Note 8. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

As discussed in Note 7, we have approximately $2.8 billion of tax-exempt financings as of December 31, 2007. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code of 1986, as amended (the “Code”), which exempts from taxation the interest income earned by the bondholders in the transactions. The requirements of the Code can be complex, and failure to comply with these requirements could cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code and applicable regulations. It is possible that an adverse determination by the IRS could have a material adverse effect on the Company’s cash flows and results of operations.

Unclaimed property audits — State escheat laws generally require entities to report and remit abandoned and unclaimed property including unclaimed wages, vendor payments and customer refunds. Failure to timely report and remit the property can result in assessments that include substantial interest and penalties, in addition to the payment of the escheat liability itself. During 2007, all ongoing unclaimed property audits have been concluded, and we have satisfied all resulting financial obligations. As a result of the conclusion of these audits, we recognized a $5 million charge, including $2 million of “Selling, general and administrative” expenses and $3 million of “Interest expense,” in 2007. During 2006, we submitted unclaimed property filings with all of the states except those where we were under audit, and, as a result of our findings, we determined that we had estimated unrecorded obligations associated with unclaimed property for escheatable items for various periods between 1980 and 2004. Our “Selling, general and administrative” expenses for the year ended December 31, 2006 included a charge of approximately $20 million to fully record our estimated obligations for unclaimed property. During 2006, we also recognized $1 million of estimated interest obligations associated with our findings, which has been included in “Interest expense” in our Consolidated Statement of Operations. We have determined that the impact of these adjustments is not material to current or prior periods’ results of operations. Although we cannot currently estimate the potential financial impacts that our previous voluntary compliance filings may have, we do not expect any resulting obligations to have a material adverse effect on our consolidated results of operations or cash flows.

11.	Restructuring

2007 Restructuring and Realignment — In the first quarter of 2007, we restructured certain operations and functions, resulting in the recognition of a charge of approximately $9 million. We incurred an additional $1 million of costs for this restructuring during the second quarter of 2007, increasing the costs incurred to date to $10 million. Approximately $7 million of our restructuring costs was incurred by our Corporate organization, $2 million was

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred by our Midwest Group and $1 million was incurred by our Western Group. These charges included approximately $8 million for employee severance and benefit costs and approximately $2 million related to operating lease agreements.

Through December 31, 2007, we had paid approximately $6 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the first quarter of 2009.

2005 Restructuring and Workforce Reduction — During the third quarter of 2005, we reorganized and simplified our management structure by reducing our Group and corporate office staffing levels. This reorganization increased the accountability and responsibility of our Market Areas and allowed us to streamline business decisions and to reduce costs at the Group and Corporate offices. Additionally, as part of our restructuring, the responsibility for the management of our Canadian operations was assumed by our Eastern, Midwest and Western Groups, thus eliminating the Canadian Group. See discussion at Note 20.

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

Through December 31, 2007, all employee severance and benefit costs incurred as a result of this restructuring have been paid. Approximately $1 million, $6 million and $18 million of these payments were made during 2007, 2006 and 2005, respectively. The length of time we were obligated to make severance payments varied, with the longest obligation ending in the third quarter of 2007.

The following table summarizes the total costs recorded for this restructuring by our current reportable segments (in millions):

Eastern	$3
Midwest	3
Southern	3
Western	5
Wheelabrator	—
WMRA	3
Corporate	11

Total	$28

12.  (Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2007	2006	2005

(Income) expense from divestitures (including held-for-sale impairments)	$(59)	$(26)	$(79)
Impairments of assets held-for-use	12	24	116
Other	—	27	31

	$(47)	$25	$68

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Income) expense from divestitures (including held-for-sale impairments) — The net gains from divestitures in all three years were a result of our fix-or-seek exit initiative, and 2005 also included a $39 million gain from the divestiture of a landfill in Canada as a result of a Divestiture Order by the Competition Bureau. Gains recognized from divestitures in 2006 were partially offset by the recognition of aggregate impairment charges of $18 million for operations held for sale as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Impairments of assets held-for-use — During 2007, we recognized $12 million in impairment charges due to impairments recognized for two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to the volumes for the second landfill.

The $24 million of impairment charges recognized during 2006 was primarily related to the impairment of a landfill in our Eastern Group as a result of a change in our expectations for future expansions and the impairment of under-performing operations in our WMRA Group.

During the second quarter of 2005, our Eastern Group recorded a $35 million charge for the impairment of the Pottstown Landfill in Pennsylvania. We determined that the impairment was necessary after the denial of a permit application for a vertical expansion at the landfill was upheld and we decided not to pursue an appeal of that decision. In addition, during 2005 we recorded $68 million in impairment charges associated with capitalized software, driven by a $59 million charge for revenue management system software that had previously been under development. The remaining impairment charges recognized in 2005 were largely related to the impairment of a landfill in our Eastern Group as a result of a change in our expectations for future expansions.

Other — In both 2006 and 2005 we recognized charges associated with the termination of legal matters related to issues that arose in 2000 and earlier. In 2006, we recognized a $26 million charge for the impact of an arbitration ruling against us related to the termination of a joint venture relationship in 2000. In 2005, we recognized a $16 million charge for the impact of a settlement reached with a group of stockholders that had opted not to participate in the settlement of the securities class action lawsuit against us related to 1998 and 1999 activity and a $27 million charge to settle our ongoing defense costs associated with possible indemnity obligations to former officers of WM Holdings related to the litigation brought against them by the SEC. The 2005 charges were partially offset by the recognition of a net benefit of $12 million, primarily for adjustments to receivables and estimated obligations for non-solid waste operations that had been sold in 1999 and 2000.

13.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in millions):

	December 31,
	2007	2006	2005

Accumulated unrealized loss on derivative instruments, net of a tax benefit of $13 for 2007, $21 for 2006, and $17 for 2005	$(20)	$(33)	$(27)
Accumulated unrealized gain on marketable securities, net of taxes of $3 for 2007, $6 for 2006 and $3 for 2005	5	10	5
Cumulative translation adjustment of foreign currency statements	240	151	148
Underfunded post-retirement benefit obligations, net of taxes of $0 for 2007 and $3 for 2006	4	1	—

	$229	$129	$126

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Capital Stock, Share Repurchases and Dividends

Capital stock

As of December 31, 2007, we have 500.1 million shares of common stock issued and outstanding. We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have ten million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Share repurchases

In 2004, our Board of Directors approved a capital allocation plan that allowed for up to $1.2 billion in annual share repurchases, and dividend payments, for each of 2005, 2006 and 2007. In June 2006, our Board of Directors approved up to $350 million of additional share repurchases for 2006, increasing the maximum amount of capital to be allocated to our share repurchases and dividend payments for 2006 to $1.55 billion. In March 2007, our Board of Directors approved up to $600 million of additional share repurchases for 2007 and in November 2007 our Board of Directors approved up to $300 million of additional share repurchases, which is not limited to any calendar year. As a result, the maximum amount of capital to be allocated to our share repurchases and dividend payments in 2007 was $2.1 billion. All share repurchases in 2005, 2006 and 2007 have been made pursuant to these Board authorized capital allocation plans.

In December 2007, our Board of Directors approved a new capital allocation program that includes the authorization for up to $1.4 billion in combined cash dividends and common stock repurchases in 2008. Approximately $184 million of the November 2007 additional authorization of $300 million remained available for repurchases at year-end. As a result, the maximum amount of capital to be allocated to our share repurchases and dividend payments in 2008 is approximately $1,584 million.

The following is a summary of activity under our stock repurchase programs for each year presented:

	Years Ended December 31,
	2007	2006	2005

Shares repurchased (in thousands)	39,946	30,965	24,727
Per share purchase price	$33.00-$40.13	$32.23-$38.49	$27.01-$30.67
Total repurchases (in millions)	$1,421	$1,072	$706

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

In November 2007, we entered into a plan under SEC Rule 10b5-1 to effect market purchases of our common stock in 2008. These common stock repurchases were made in accordance with our Board approved capital allocation program. We repurchased $175 million of our common stock pursuant to the plan, which was completed on February 7, 2008.

Future share repurchases will be made within the limits approved by our Board of Directors at the discretion of management, and will depend on factors similar to those considered by the Board in making dividend declarations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

Our quarterly dividends have been declared by our Board of Directors and paid in accordance with the capital allocation programs discussed above. The following is a summary of dividends declared and paid each year:

	Years Ended December 31,
	2007	2006	2005

Cash dividends per common share:
Declared(a)	$0.96	$0.66	$1.02
Paid	$0.96	$0.88	$0.80
Total cash dividends (in millions):
Declared(a)	$495	$355	$571
Paid	$495	$476	$449

(a)	In 2005, the cash dividend declared amounts included the Board of Directors’ declaration of the first quarterly dividend for 2006 of $0.22 per share, or $122 million.

In December 2007, we announced that our Board of Directors expects to increase the per share quarterly dividend from $0.24 to $0.27 for dividends declared in 2008. However, all future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

15.	Stock-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, employees are able to purchase shares of common stock at a price equal to 85% of the lesser of the market value of the stock on the first or last day of such offering period. The purchases are made through payroll deductions, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2007, 2006 and 2005 was approximately 713,000, 644,000, and 675,000, respectively. Including the impact of the January 2008 issuance of shares associated with the July to December 2007 offering period, approximately 1.3 million shares remain available for issuance under the plan.

Our Employee Stock Purchase Plan is “compensatory” under the provisions of SFAS No. 123(R). Accordingly, beginning with our adoption of SFAS No. 123(R) on January 1, 2006 we recognize compensation expense associated with our employees’ participation in the Stock Purchase Plan. Our Employee Stock Purchase Plan increased annual compensation expense by approximately $5 million, or $3 million net of tax for both 2007 and 2006.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of both the changes in accounting required by SFAS No. 123(R) for share-based payments and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, the Management Development and Compensation Committee approved a substantial change in the form of awards that we grant. As discussed above, through December 31, 2004, stock option awards were the primary form of equity-based compensation. Beginning in 2005, annual stock option grants were eliminated and, for key members of our management and operations personnel, replaced with grants of restricted stock units and performance share units. Stock option grants in connection with new hires and promotions were replaced with grants of restricted stock units.

Restricted stock units — During the year ended December 31, 2007, we granted approximately 324,000 restricted stock units. Restricted stock units provide award recipients with dividend equivalents during the vesting period, but the units may not be voted or sold until time-based vesting restrictions have lapsed. Restricted stock units granted prior to 2007 vest ratably over a four-year period. In 2007, the Management Development and Compensation Committee changed the terms of the restricted stock units granted to provide for three-year cliff vesting. Unvested units are subject to forfeiture in the event of voluntary or for-cause termination. Restricted stock units granted in 2007 are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and become immediately vested in the event of an employee’s death or disability.

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

A summary of our restricted stock units is presented in the table below (units in thousands):

	Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair		Fair		Fair
	Units	Value	Units	Value	Units	Value

Unvested, Beginning of year	1,279	$30.63	767	$29.04	80	$29.60
Granted	324	$37.28	755	$31.82	762	$28.97
Vested(a)	(376)	$37.30	(214)	$29.11	(7)	$28.97
Forfeited	(103)	$31.63	(29)	$30.85	(68)	$28.97

Unvested, End of year	1,124	$32.71	1,279	$30.63	767	$29.04

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The total fair market value of the shares issued upon the vesting of restricted stock units during the years ended December 31, 2007 and 2006 were $14 million and $7 million, respectively. This amount was not material in 2005.

Performance share units — During the year ended December 31, 2007, we granted approximately 907,000 performance share units. The performance share units are payable in shares of common stock based on the achievement of certain financial measures, after the end of a three-year performance period. At the end of the three-year period, the number of shares awarded can range from 0% to 200% of the targeted amount. Performance share units have no voting rights and performance share units granted prior to 2007 received no dividend equivalents during the required performance period. Beginning in 2007, dividend equivalents are paid out in cash based on actual performance at the end of the awards’ performance period. These performance share units are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period, subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and subject to forfeiture in the event of voluntary or for-cause termination.

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

A summary of our performance share units is presented in the table below (units in thousands):

	Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair		Fair		Fair
	Units	Value	Units	Value	Units	Value

Unvested, Beginning of year	1,391	$29.52	693	$27.05	—	N/A
Granted	907	$37.28	724	$31.93	760	$27.05
Vested(a)	(53)	$27.05	—	N/A	—	N/A
Forfeited	(111)	$32.86	(26)	$30.80	(67)	$27.05

Unvested, End of year	2,134	$32.72	1,391	$29.52	693	$27.05

(a)	The Company’s performance exceeded the target performance level established for the awards that vested in 2007. Accordingly, we issued approximately 65,000 shares with a fair market value of $2 million upon the vesting of these awards.

For the years ended December 31, 2007 and 2006, we recognized $31 million and $21 million, respectively, of compensation expense associated with restricted stock unit and performance share unit awards as a component of “Selling, general and administrative” expenses in our Consolidated Statement of Operations. Our “Provision for (benefit from) income taxes” for the years ended December 31, 2007 and 2006 include a related deferred income tax benefit of $12 million and $8 million, respectively. We have not capitalized any equity-based compensation costs during the years ended December 31, 2007 and 2006. As of December 31, 2007, we estimate that a total of approximately $50 million of currently unrecognized compensation expense will be recognized in future periods for unvested restricted stock unit and performance share unit awards issued and outstanding. This expense is expected to be recognized over a weighted average period of approximately 1.9 years.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of our stock options is presented in the table below (shares in thousands):

	Years Ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, Beginning of year	21,779	$29.52	33,004	$28.06	41,971	$27.53
Granted	17	$38.47	88	$37.42	30	$29.17
Exercised(a)	(5,252)	$25.96	(10,820)	$24.47	(5,938)	$22.58
Forfeited or expired	(1,924)	$40.75	(493)	$43.47	(3,059)	$31.45

Outstanding, End of year(b)	14,620	$29.33	21,779	$29.52	33,004	$28.06

Exercisable, End of year	14,618	$29.33	21,694	$29.49	33,004	$28.06

(a)	The aggregate intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $62 million, $112 million and $41 million, respectively.

(b)	Stock options outstanding as of December 31, 2007 have a weighted average remaining contractual term of 3.9 years and an aggregate intrinsic value of $88 million based on the market value of our common stock on December 31, 2007.

We received $135 million and $270 million during the years ended December 31, 2007 and 2006, respectively, from our employees’ stock option exercises. We also realized tax benefits from these stock option exercises during the years ended December 31, 2007 and 2006 of $24 million and $42 million, respectively. These amounts have been presented in the “Cash flows from financing activities” section of our Consolidated Statements of Cash Flows.

Exercisable stock options at December 31, 2007, were as follows (shares in thousands):

		Weighted Average	Weighted Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Years

$13.31-$20.00	2,489	$18.66	4.30
$20.01-$30.00	9,126	$26.92	4.69
$30.01-$40.00	1,126	$35.73	1.26
$40.01-$50.00	493	$47.22	0.72
$50.01-$56.44	1,384	$52.85	0.76

$13.31-$56.44	14,618	$29.33	3.85

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Employee Director Plans

Pursuant to our 2003 Directors’ Deferred Compensation Plan, a portion of the cash compensation that our directors would otherwise receive is deferred until after their termination from board service and each director may elect to defer the remaining cash compensation to a date that he chooses, which must be after termination of board service. At that time, all deferred compensation is paid in shares of our common stock. The number of shares the directors receive is calculated on the date the cash compensation would have been payable, based on the fair market value of our common stock on that day. Beginning in 2008, directors receive stock awards in lieu of units. The stock awards are granted under our 2004 Stock Incentive Plan and allow the directors to be taxed on the value of the award immediately upon grant.

16.	Earnings Per Share

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

	Years Ended December 31,
	2007	2006	2005

Number of common shares outstanding at year-end	500.1	533.7	552.3
Effect of using weighted average common shares outstanding	17.2	6.7	9.2

Weighted average basic common shares outstanding	517.3	540.4	561.5
Dilutive effect of equity-based compensation awards, warrants and other contingently issuable shares	4.5	5.7	3.6

Weighted average diluted common shares outstanding	521.8	546.1	565.1

Potentially issuable shares	18.2	26.0	36.3
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2.4	4.6	13.9

17.	Fair Value of Financial Instruments

We have determined the estimated fair value amounts of our financial instruments using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2007 and 2006. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

Long-term investments — Included as a component of “Other assets” in our Consolidated Balance Sheets at December 31, 2007 and December 31, 2006 is $73 million and $72 million, respectively, for the cost basis of restricted investments in equity-based mutual funds. Unrealized holding gains and losses on these instruments are

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as either an increase or decrease to the asset balance and deferred as a component of “Accumulated other comprehensive income” in the equity section of our Consolidated Balance Sheets. The net unrealized holding gains on these instruments, net of taxes, were $5 million as of December 31, 2007 and $10 million as of December 31, 2006. Refer to Note 13.

Debt and interest rate derivatives — At December 31, 2007 and 2006, the carrying value of our debt was approximately $8.3 billion. The carrying value includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged. See Note 7. For active hedge arrangements, the fair value of the derivative is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. The estimated fair value of our debt was approximately $8.5 billion at December 31, 2007 and approximately $8.7 billion at December 31, 2006. The estimated fair values of our senior notes and convertible subordinated notes are based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the attached interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments.

18.	Business Combinations and Divestitures

Purchase Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our solid waste operations. We have seen the greatest opportunities for realizing superior returns from tuck-in acquisitions, which are primarily the purchases of collection operations that enhance our existing route structures and are strategically located near our existing disposal operations. During the years ended December 31, 2007, 2006, and 2005 we completed several acquisitions for a cost, net of cash acquired, of $90 million, $32 million, and $142 million, respectively.

Divestitures

The aggregate sales price for divestitures of operations was $224 million in 2007, $184 million in 2006 and $172 million in 2005. The proceeds from these sales were comprised substantially of cash. We recognized net gains on these divestitures of $59 million in 2007, $26 million in 2006 and $79 million in 2005.

Our 2007 divestitures have been made as part of our initiative to improve or divest certain under-performing and non-strategic operations. As of December 31, 2007, our current “Other assets” included $5 million of operations and properties held for sale. This balance is primarily attributable to our efforts to execute the strategy. As discussed in Note 3, held-for-sale assets are recorded at the lower of their carrying amount or their fair value less the estimated cost to sell. Additional information related to our divestitures activity is included in Note 12.

19.	Variable Interest Entities

We have financial interests in various variable interest entities. Following is a description of all interests that we consider significant. For purposes of applying FIN 46(R), we are considered the primary beneficiary of certain of these entities. Such entities have been consolidated into our financial statements as noted below.

Consolidated variable interest entities

Waste-to-Energy LLCs — On June 30, 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we operate under an agreement with the owner. John Hancock Life Insurance Company has a 99.5% ownership interest in one of the LLCs (“LLC I”), and the second LLC (“LLC II”) is 99.75% collectively owned by LLC I and the CIT Group. We own the remaining equity interest in each LLC. Hancock and CIT made an initial investment of $167 million in the LLCs. The LLCs used these proceeds to purchase the three waste-to-energy facilities that we operate and assumed the seller’s indebtedness related to these facilities. Under the LLC agreements, the LLCs shall be dissolved upon the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurrence of any of the following events: (i) a written decision of all the members of the LLCs to dissolve, (ii) December 31, 2063, (iii) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, or (iv) the LLCs ceasing to own any interest in the waste-to-energy facilities.

Income, losses and cash flows are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, the earnings of LLC I will be allocated 20% to Hancock and 80% to us and the earnings of LLC II will be allocated 20% to Hancock and CIT and 80% to us. All capital allocations made through December 31, 2007 have been based on initial capital account balances as the target returns have not yet been achieved. We are required under certain circumstances to make capital contributions to the LLCs in the amount of the difference between the stipulated loss amounts and terminated values under the LLC agreements to the extent they are different from the underlying lease agreements. We believe that the likelihood of the occurrence of these circumstances is remote. Additionally, upon exercising certain renewal options under the leases, we will be required to make payments to the LLCs for the difference between fair market rents and the scheduled renewal rents.

As of December 31, 2007, our Consolidated Balance Sheet includes $354 million of net property and equipment associated with the LLCs’ waste-to-energy facilities, $13 million of debt associated with the financing of the facilities and $235 million in minority interest associated with Hancock and CIT’s interests in the LLCs.

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

Significant unconsolidated variable interest entities

Investments in Coal-Based Synthetic Fuel Production Facilities — As discussed in Note 8, we own an interest in two coal-based synthetic fuel production facilities. Along with the other equity investors, we have supported the operations of the entities in exchange for a pro-rata share of the tax credits generated by the facilities. Our obligation to support the facilities’ operations was, therefore, limited to the tax benefit we expected to receive. We are not the primary beneficiary of either of these entities, and we do not believe that we have any material exposure to loss, as measured under the provisions of FIN 46(R), as a result of our investments. As such, we account for these investments under the equity method of accounting and do not consolidate the facilities. As of December 31, 2007, our Consolidated Balance Sheet includes $90 million of assets and $31 million of liabilities associated with our interests in the facilities.

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

In the third quarter of 2005, we eliminated our Canadian Group as a separate operating and reporting unit, and the management of our Canadian operations was allocated among our Eastern, Midwest and Western Groups. The historical operating results of our Canadian operations was allocated to the Eastern, Midwest and Western Groups to provide financial information that consistently reflects our current approach to managing our operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective January 1, 2007, we realigned our Eastern, Midwest and Western Group organizations to facilitate improved business execution. We reassigned responsibility for the management of certain Eastern Group market areas representing $799 million in assets, including $163 million in goodwill, to the Midwest Group; and we reassigned responsibility for the management of certain Midwest Group market areas representing $435 million in assets, including $231 million in goodwill, to the Western Group. In addition, in early 2007 we moved certain of our WMRA operations to our Western Group to more closely align their recycling operations with the related collection, transfer and disposal operations. The prior period segment information provided in the following table has been reclassified to reflect the impact of these realignments to provide financial information that consistently reflects our current approach to managing our operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the respective years ended December 31 is shown in the following table (in millions):

				Income
	Gross	Intercompany	Net	from	Depreciation	Capital	Total
	Operating	Operating	Operating	Operations	and	Expenditures	Assets
	Revenues	Revenues(d)	Revenues	(e), (f)	Amortization	(g), (h)	(i), (j)

2007
Eastern	$3,281	$(631)	$2,650	$520	$289	$245	$4,279
Midwest	2,983	(492)	2,491	471	287	251	4,636
Southern	3,681	(540)	3,141	816	298	268	3,105
Western	3,508	(444)	3,064	635	238	261	3,710
Wheelabrator	868	(71)	797	292	57	26	2,399
WMRA	953	(21)	932	78	26	29	454
Other(a)	307	(72)	235	(40)	10	66	760

	15,581	(2,271)	13,310	2,772	1,205	1,146	19,343
Corporate and Other(b)	—	—	—	(518)	54	(2)	1,489

Total	$15,581	$(2,271)	$13,310	$2,254	$1,259	$1,144	$20,832

2006
Eastern	$3,614	$(739)	$2,875	$389	$322	$274	$4,386
Midwest	3,003	(516)	2,487	428	299	313	4,462
Southern	3,759	(568)	3,191	804	302	302	3,156
Western	3,511	(465)	3,046	647	246	347	3,642
Wheelabrator	902	(71)	831	315	60	11	2,453
WMRA	740	(20)	720	14	26	23	449
Other(a)	283	(70)	213	(23)	1	44	617

	15,812	(2,449)	13,363	2,574	1,256	1,314	19,165
Corporate and Other(b)	—	—	—	(545)	78	57	2,017

Total	$15,812	$(2,449)	$13,363	$2,029	$1,334	$1,371	$21,182

2005
Eastern	$3,632	$(784)	$2,848	$333	$328	$268	$4,429
Midwest	2,922	(508)	2,414	378	298	243	4,442
Southern	3,590	(556)	3,034	699	311	280	3,193
Western	3,416	(447)	2,969	549	242	247	3,624
Wheelabrator	879	(62)	817	305	54	7	2,524
WMRA	805	(29)	776	13	33	42	495
Other(a)	296	(80)	216	3	13	34	706

	15,540	(2,466)	13,074	2,280	1,279	1,121	19,413
Corporate and Other(b),(c)	—	—	—	(570)	82	59	2,310

Total	$15,540	$(2,466)	$13,074	$1,710	$1,361	$1,180	$21,723

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Our “Other” net operating revenues and “Other” income from operations include the effects of those elements of our in-plant services, methane gas recovery and third-party sub-contract and administration revenues managed by our Renewable Energy, National Accounts and Upstream organizations that are not included with the operations of our reportable segments. In addition, our “Other” income from operations reflect the impacts of (i) non-operating entities that provide financial assurance and self-insurance support for the operating Groups or financing for our Canadian operations; and (ii) certain year-end adjustments recorded in consolidation related to the reportable segments that were not included in the measure of segment profit or loss used to assess their performance for the periods disclosed

(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our six operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and other” also includes costs associated with our long-term incentive program and managing our international and non-solid waste divested operations, which primarily includes administrative expenses and the impact of revisions to our estimated obligations. As discussed above, in 2005 we centralized support functions that had been provided by our Group offices. Beginning in the third quarter of 2005, our “Corporate and other” operating results also include the costs associated with these support functions.

(c)	Corporate expenses in 2005 include impairment charges of $68 million associated with capitalized software costs and $31 million of net charges associated with various legal and divestiture matters. These items are discussed further in Note 12. Also included in our 2005 Corporate results are costs associated with our 2005 restructuring charge and organizational changes, which were partially offset by associated savings at Corporate.

(d)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(e)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 3.

(f)	The income from operations provided by our four geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these Groups do provide recycling and other services that can affect these trends. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the regions in which our facilities are concentrated. Income from operations provided by our WMRA segment generally reflects operating margins typical of the recycling industry, which tend to be significantly lower than those provided by our base business. From time to time the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. Refer to Note 11 and Note 12 for an explanation of transactions and events affecting the operating results of our reportable segments.

(g)	Includes non-cash items. Capital expenditures are reported in our operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

(h)	Because of the length of time inherent in certain fleet purchases, our Corporate and Other segment initiates certain fleet-related purchases on behalf of our operating segments. The related capital expenditures are recorded in our Corporate and Other segment until the time at which the fleet items are delivered to our operating groups. Once delivery occurs, the total cost of the items received are reported as capital expenditures in our operating groups with an offset for the costs previously reported by the Corporate and Other segment. In 2007, the quantity of fleet purchases previously reported by the Corporate and Other segment that were

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delivered to our operating groups more than offset the quantity of new fleet purchases initiated by our Corporate and Other segment.

(i)	The reconciliation of total assets reported above to “Total assets” in the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2007	2006	2005

Total assets, as reported above	$20,832	$21,182	$21,723
Elimination of intercompany investments and advances	(657)	(582)	(588)

Total assets, per Consolidated Balance Sheets	$20,175	$20,600	$21,135

(j)	Goodwill is included within each Group’s total assets. Effective January 1, 2007, we realigned our Eastern, Midwest, Western and WMRA Group organizations to facilitate improved business execution. These realignments resulted in a reallocation of goodwill among our segments as of January 1, 2007. The following table shows changes in goodwill during 2006 and 2007 by reportable segment on a realigned basis (in millions):

	Eastern	Midwest	Southern	Western	Wheelabrator	WMRA	Other	Total

Balance, December 31, 2005	$1,504	$1,188	$567	$1,200	$788	$117	$—	$5,364
Acquired goodwill	8	5	3	1	—	—	—	17
Divested goodwill, net of assets held-for-sale	(50)	2	(2)	(27)	—	(11)	—	(88)
Translation adjustments	—	(1)	—	—	—	—	—	(1)

Balance, December 31, 2006	$1,462	$1,194	$568	$1,174	$788	$106	$—	$5,292
Acquired goodwill	5	11	13	2	—	(2)	15	44
Divested goodwill, net of assets held-for-sale	4	—	—	24	—	(5)	—	23
Translation adjustments	—	30	—	17	—	—	—	47

Balance, December 31, 2007	$1,471	$1,235	$581	$1,217	$788	$99	$15	$5,406

The table below shows the total revenues by principal line of business (in millions):

	Years Ended December 31,
	2007	2006	2005

Collection	$8,714	$8,837	$8,633
Landfill	3,047	3,197	3,089
Transfer	1,654	1,802	1,756
Wheelabrator	868	902	879
Recycling and other(a)	1,298	1,074	1,183
Intercompany(b)	(2,271)	(2,449)	(2,466)

Operating revenues	$13,310	$13,363	$13,074

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	In addition to the revenue generated by WMRA, we have included recycling revenues generated within our four geographic operating Groups, in-plant services, methane gas operations, Port-O-Let® services and street and parking lot sweeping services in the “Recycling and other” line-of-business.

(b)	Intercompany revenues between lines of business are eliminated within the Consolidated Financial Statements included herein.

Net operating revenues relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	Years Ended December 31,
	2007	2006	2005

United States and Puerto Rico	$12,566	$12,674	$12,430
Canada	744	689	644

Total	$13,310	$13,363	$13,074

Property and equipment (net) relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	December 31,
	2007	2006	2005

United States and Puerto Rico	$10,122	$10,163	$10,229
Canada	1,229	1,016	992

Total	$11,351	$11,179	$11,221

21.	Quarterly Financial Data (Unaudited)

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the unaudited quarterly results of operations for 2007 and 2006 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Operating revenues	$3,188	$3,358	$3,403	$3,361
Income from operations(a), (b), (c), (d), (e), (f)	481	633	565	575
Net income(g), (h), (i)	238	338	278	309
Income per common share:
Basic:
Net income(g), (h), (i)	0.45	0.65	0.54	0.61
Diluted:
Net income(g), (h), (i)	0.45	0.64	0.54	0.61
2006
Operating revenues	$3,229	$3,410	$3,441	$3,283
Income from operations(j), (k)	435	565	557	472
Net income(i), (l), (m)	186	417	300	246
Income per common share:
Basic:
Net income(i), (l), (m)	0.34	0.77	0.56	0.46
Diluted:
Net income(i), (l), (m)	0.34	0.76	0.55	0.46

(a)	In the second and fourth quarters of 2007, “(Income) expense from divestitures, asset impairments and unusual items” increased our income from operations by $33 million and $14 million, respectively. These benefits are due to gains from divestitures as a result of our fix-or-seek exit initiative. Gains recognized during the second quarter of 2007 were partially offset by impairment charges required for two landfills in our Southern Group.

(b)	Our “Income from operations” for the first and third quarters of 2007, was improved by $15 million and $3 million, respectively, due to the favorable resolution of a disposal tax matter in our Eastern Group, which has been recognized as reductions to disposal fees and taxes within our “Operating” expenses.

(c)	Our “Income from operations” for the first quarter of 2007 was negatively affected by approximately $21 million of charges incurred for the early termination of a lease agreement in connection with the purchase of one of our independent power production plants. This charge was recorded as “Operating” expenses.

(d)	During the fourth quarter of 2007, our “Income from operations” was positively affected by a $17 million reduction in landfill amortization expenses associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace.

(e)	During the third and fourth quarters of 2007, our “Income from operations” was negatively affected by $26 million and $8 million, respectively, principally for increased “Operating” expenses, due to a labor dispute in Oakland, California and, to a much lesser extent, the management of labor disputes and collective bargaining agreements in other parts of California. Costs incurred were largely related to security efforts and the deployment and lodging costs incurred for replacement workers who were brought to Oakland from across the organization.

(f)	Certain operations and functions were restructured resulting in the recognition of pre-tax charges of $9 million and $1 million, for the first and second quarters of 2007, respectively. These charges were primarily related to employee severance and benefit costs. Refer to Note 11 for additional information.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Throughout 2007, we reached audit settlements on various federal and state matters that resulted in the effective settlement of previously unrecognized tax benefits. These settlements reduced income tax expense by $16 million in the first quarter, $11 million in the second quarter, $3 million in the third quarter and $10 million in the fourth quarter. Refer to Note 8 for additional information.

(h)	During the second quarter of 2007, we recognized a $3 million tax benefit related to scheduled tax rate reductions in Canada and an $8 million tax benefit related to the expected utilization of state net operating loss carryforwards and state tax credits. During the fourth quarter of 2007, we recognized a $27 million tax benefit related to scheduled tax rate reductions in Canada and a $1 million tax benefit related to the expected utilization of state net operating loss carryforwards and state tax credits. These adjustments were the result of the revaluation of our deferred tax balances.

(i)	As discussed in Note 8, the Company qualifies for Section 45K tax credits as a result of methane gas projects at its landfills and its investments in two coal-based synthetic fuel production facilities. The credits are phased-out if the price of crude oil exceeds an annual average price threshold as determined by the U.S. Internal Revenue Service. On a quarterly basis, we develop our estimate of the phase-out of credits using market information for crude oil prices. The impact of any revision in our estimates is reflected in both “Equity in net losses of unconsolidated entities” and “Provision for (benefit from) income taxes” for the quarter.

(j)	In the first and second quarters of 2006, net gains on divestitures increased our income from operations by $2 million and $27 million, respectively. In the second half of 2006, our income from operations was unfavorably affected by charges for impairments of assets and businesses associated with our ongoing operations and the resolution of a legal matter related to the termination of a joint venture relationship in 2000. These items, net of gains on divestitures, negatively affected our income from operations by $19 million during the third quarter of 2006 and $35 million during the fourth quarter of 2006.

(k)	Our “Selling, general and administrative” expenses for the first and fourth quarters of 2006 include charges of $19 million and $1 million, respectively, for unrecorded obligations associated with unclaimed property. We also recognized $1 million of estimated associated interest obligations during the first quarter of 2006, which has been included in “Interest expense.” Refer to Note 10 for additional information.

(l)	When excluding the effect of interest income, the settlement of various federal and state tax audit matters during the first, second, third and fourth quarters of 2006 resulted in reductions in income tax expense of $6 million ($0.01 per diluted share), $128 million ($0.23 per diluted share), $7 million ($0.01 per diluted share) and $8 million ($0.01 per diluted share), respectively. During 2006, our net income also increased due to interest income related to these settlements.

(m)	During the second quarter of 2006, both the Canadian federal government and several provinces enacted tax rate reductions. SFAS No. 109, Accounting for Income Taxes, requires that deferred tax balances be revalued to reflect these tax rate changes. The revaluation resulted in a $20 million tax benefit for the second quarter of 2006.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2007

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$416	$—	$—	$(68)	$348
Other current assets	—	—	2,132	—	2,132

	416	—	2,132	(68)	2,480
Property and equipment, net	—	—	11,351	—	11,351
Investments in and advances to affiliates	9,617	10,622	173	(20,412)	—
Other assets	28	15	6,301	—	6,344

Total assets	$10,061	$10,637	$19,957	$(20,480)	$20,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$129	$—	$200	$—	$329
Accounts payable and other current liabilities	79	22	2,236	(68)	2,269

	208	22	2,436	(68)	2,598
Long-term debt, less current portion	4,034	889	3,085	—	8,008
Other liabilities	27	2	3,438	—	3,467

Total liabilities	4,269	913	8,959	(68)	14,073
Minority interest in subsidiaries and variable interest entities	—	—	310	—	310
Stockholders’ equity	5,792	9,724	10,688	(20,412)	5,792

Total liabilities and stockholders’ equity	$10,061	$10,637	$19,957	$(20,480)	$20,175

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS — (Continued)

December 31, 2006

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$675	$—	$—	$(61)	$614
Other current assets	184	—	2,384	—	2,568

	859	—	2,384	(61)	3,182
Property and equipment, net	—	—	11,179	—	11,179
Investments and advances to affiliates	9,692	9,282	—	(18,974)	—
Other assets	28	11	6,200	—	6,239

Total assets	$10,579	$9,293	$19,763	$(19,035)	$20,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$351	$—	$471	$—	$822
Accounts payable and other current liabilities	88	22	2,397	(61)	2,446

	439	22	2,868	(61)	3,268
Long-term debt, less current portion	3,810	887	2,798	—	7,495
Due to affiliates	—	—	1,404	(1,404)	—
Other liabilities	108	7	3,225	—	3,340

Total liabilities	4,357	916	10,295	(1,465)	14,103
Minority interest in subsidiaries and variable interest entities	—	—	275	—	275
Stockholders’ equity	6,222	8,377	9,193	(17,570)	6,222

Total liabilities and stockholders’ equity	$10,579	$9,293	$19,763	$(19,035)	$20,600

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2007
Operating revenues	$—	$—	$13,310	$—	$13,310
Costs and expenses	—	—	11,056	—	11,056

Income from operations	—	—	2,254	—	2,254

Other income (expense):
Interest income (expense)	(291)	(66)	(117)	—	(474)
Equity in subsidiaries, net of taxes	1,347	1,389	—	(2,736)	—
Minority interest	—	—	(46)	—	(46)
Equity in net losses of unconsolidated entities and other, net	—	—	(31)	—	(31)

	1,056	1,323	(194)	(2,736)	(551)

Income before income taxes	1,056	1,323	2,060	(2,736)	1,703
Provision for (benefit from) income taxes	(107)	(24)	671	—	540

Net income	$1,163	$1,347	$1,389	$(2,736)	$1,163

Year Ended December 31, 2006
Operating revenues	$—	$—	$13,363	$—	$13,363
Costs and expenses	—	—	11,334	—	11,334

Income from operations	—	—	2,029	—	2,029

Other income (expense):
Interest income (expense)	(287)	(79)	(110)	—	(476)
Equity in subsidiaries, net of taxes	1,331	1,381	—	(2,712)	—
Minority interest	—	—	(44)	—	(44)
Equity in net losses of unconsolidated entities and other, net	—	—	(35)	—	(35)

	1,044	1,302	(189)	(2,712)	(555)

Income before income taxes	1,044	1,302	1,840	(2,712)	1,474
Provision for (benefit from) income taxes	(105)	(29)	459	—	325

Net income	$1,149	$1,331	$1,381	$(2,712)	$1,149

Year Ended December 31, 2005
Operating revenues	$—	$—	$13,074	$—	$13,074
Costs and expenses	—	—	11,364	—	11,364

Income from operations	—	—	1,710	—	1,710

Other income (expense):
Interest income (expense)	(272)	(84)	(109)	—	(465)
Equity in subsidiaries, net of taxes	1,355	1,408	—	(2,763)	—
Minority interest	—	—	(48)	—	(48)
Equity in net losses of unconsolidated entities and other, net	—	—	(105)	—	(105)

	1,083	1,324	(262)	(2,763)	(618)

Income before income taxes	1,083	1,324	1,448	(2,763)	1,092
Provision for (benefit from) income taxes	(99)	(31)	40	—	(90)

Net income	$1,182	$1,355	$1,408	$(2,763)	$1,182

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2007
Cash flows from operating activities:
Net income	$1,163	$1,347	$1,389	$(2,736)	$1,163
Equity in earnings of subsidiaries, net of taxes	(1,347)	(1,389)	—	2,736	—
Other adjustments	(53)	(3)	1,332	—	1,276

Net cash provided by (used in) operating activities	(237)	(45)	2,721	—	2,439

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(90)	—	(90)
Capital expenditures	—	—	(1,211)	—	(1,211)
Proceeds from divestitures of businesses (net of cash divested) and
other sales of assets	—	—	278	—	278
Purchases of short-term investments	(1,220)	—	—	—	(1,220)
Proceeds from sales of short-term investments	1,404	—	—	—	1,404
Net receipts from restricted trust and escrow accounts and other, net	—	(4)	82	—	78

Net cash provided by (used in) investing activities	184	(4)	(941)	—	(761)

Cash flows from financing activities:
New borrowings	300	—	644	—	944
Debt repayments	(352)	—	(848)	—	(1,200)
Common stock repurchases	(1,421)	—	—	—	(1,421)
Cash dividends	(495)	—	—	—	(495)
Exercise of common stock options and warrants	142	—	—	—	142
Minority interest distributions paid and other	26	—	58	—	84
(Increase) decrease in intercompany and investments, net	1,594	49	(1,636)	(7)	—

Net cash provided by (used in) financing activities	(206)	49	(1,782)	(7)	(1,946)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Increase in cash and cash equivalents	(259)	—	—	(7)	(266)
Cash and cash equivalents at beginning of period	675	—	—	(61)	614

Cash and cash equivalents at end of period	$416	$—	$—	$(68)	$348

Year Ended December 31, 2006
Cash flows from operating activities:
Net income	$1,149	$1,331	$1,381	$(2,712)	$1,149
Equity in earnings of subsidiaries, net of taxes	(1,331)	(1,381)	—	2,712	—
Other adjustments	(52)	(9)	1,452	—	1,391

Net cash provided by (used in) operating activities	(234)	(59)	2,833	—	2,540

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(32)	—	(32)
Capital expenditures	—	—	(1,329)	—	(1,329)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	240	—	240
Purchases of short-term investments	(3,001)	—	—	—	(3,001)
Proceeds from sales of short-term investments	3,117	—	6	—	3,123
Net receipts from restricted trust and escrow accounts and other, net	—	—	211	—	211

Net cash used in investing activities	116	—	(904)	—	(788)

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from financing activities:
New borrowings	—	—	432	—	432
Debt repayments	—	(300)	(632)	—	(932)
Common stock repurchases	(1,072)	—	—	—	(1,072)
Cash dividends	(476)	—	—	—	(476)
Exercise of common stock options and warrants	295	—	—	—	295
Minority interest distributions paid and other	44	—	(94)	—	(50)
(Increase) decrease in intercompany and investments, net	1,304	359	(1,634)	(29)	—

Net cash provided by (used in) financing activities	95	59	(1,928)	(29)	(1,803)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Decrease in cash and cash equivalents	(23)	—	—	(29)	(52)
Cash and cash equivalents at beginning of period	698	—	—	(32)	666

Cash and cash equivalents at end of period	$675	$—	$—	$(61)	$614

Year Ended December 31, 2005
Cash flows from operating activities:
Net income	$1,182	$1,355	$1,408	$(2,763)	$1,182
Equity in earnings of subsidiaries, net of taxes	(1,355)	(1,408)	—	2,763	—
Other adjustments	(17)	(8)	1,234	—	1,209

Net cash provided by (used in) operating activities	(190)	(61)	2,642	—	2,391

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(142)	—	(142)
Capital expenditures	—	—	(1,180)	—	(1,180)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	194	—	194
Purchases of short-term investments	(1,017)	—	(62)	—	(1,079)
Proceeds from sales of short-term investments	737	—	47	—	784
Net receipts from restricted trust and escrow accounts and other, net	—	—	361	—	361

Net cash used in investing activities	(280)	—	(782)	—	(1,062)

Cash flows from financing activities:
New borrowings	—	—	365	—	365
Debt repayments	—	(138)	(238)	—	(376)
Common stock repurchases	(706)	—	—	—	(706)
Cash dividends	(449)	—	—	—	(449)
Exercise of common stock options and warrants	129	—	—	—	129
Minority interest distributions paid and other	—	—	(53)	—	(53)
(Increase) decrease in intercompany and investments, net	1,837	199	(2,004)	(32)	—

Net cash provided by (used in) financing activities	811	61	(1,930)	(32)	(1,090)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	341	—	(67)	(32)	242
Cash and cash equivalents at beginning of period	357	—	67	—	424

Cash and cash equivalents at end of period	$698	$—	$—	$(32)	$666

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	New Accounting Pronouncements (Unaudited)

SFAS No. 157 — Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. We do not currently expect the adoption of SFAS No. 157 on January 1, 2008 to have a material impact on our consolidated financial statements. However, we are continuing to assess the potential effects of SFAS No. 157 as additional guidance becomes available.

SFAS No. 159 — Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company has elected not to measure eligible items at fair value upon initial adoption and does not believe the adoption of this statement will have a material impact on its consolidated financial statements.

SFAS No. 141(R) — Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be effective for the Company beginning January 1, 2009. We are currently evaluating the effect the adoption of SFAS No. 141(R) will have on our accounting and reporting for future acquisitions.

SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for the Company beginning January 1, 2009. We are currently evaluating the effect the adoption of SFAS 160 will have on our consolidated financial statements.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, to be held May 9, 2008.

We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at http://www.wm.com under the caption “Ethics and Diversity.”

Item 11.	Executive Compensation.

The information required by this Item is included in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Table

The following table provides information as of December 31, 2007 about the number of shares to be issued upon vesting or exercise of equity awards and the number of shares remaining available for issuance under our equity compensation plans.

					Number of
					Securities
	Number of Securities to		Weighted-Average		Remaining Available
	be Issued Upon Exercise		Exercise Price of		for Future Issuance
	of Outstanding Options,		Outstanding Options,		Under Equity
Plan Category(a)	Warrants and Rights		Warrants and Rights		Compensation Plans

Equity compensation plans approved by security holders(b)	16,861,129	(c)	$29.05	(d)	22,923,004	(e)
Equity compensation plans not approved by security holders(f)	368,095		$22.10	(g)	494,856	(h)

Total	17,229,224		$28.91		23,417,860

(a)	Excludes 775,467 shares to be issued upon exercise of options assumed in connection with acquisitions, at a weighted-average exercise price of $36.88.

(b)	Includes our Employee Stock Purchase Plan, 1993 Stock Incentive Plan, 2000 Stock Incentive Plan, 1996 Non-Employee Director’s Plan and 2004 Stock Incentive Plan.

(c)	Excludes purchase rights that accrue under the ESPP through employee payroll contributions. Purchase rights under the ESPP are considered equity compensation for accounting purposes; however, the number of shares to be purchased is indeterminable until the time shares are actually issued, as employee contributions may be terminated before the end of an offering period and, due to the look-back pricing feature, the purchase price and corresponding number of shares to be purchased is unknown.

(d)	Excludes performance share units, restricted stock units and restricted stock awards, as none of those awards has an exercise right associated with it. Also excludes purchase rights under the ESPP for the reasons described in (c), above.

(e)	The shares remaining available include 21,614,515 shares under our 2004 Stock Incentive Plan and 1,308,489 shares under our ESPP. In determining the number of shares available under the 2004 Stock Incentive Plan, the maximum number of shares that may be issued under variable incentive awards was used, which may be larger than the number of shares actually issued at the end of the applicable performance period for the awards. No additional shares may be issued under the 1993 Stock Incentive Plan, as that plan expired in May 2003. Additionally, upon approval by stockholders of the 2004 Stock Incentive Plan, all shares available under the 2000 Stock Incentive Plan and the 1996 Non-Employee Director’s Plan became available for issuance under the 2004 Stock Incentive Plan.

(f)	Includes our 2000 Broad-Based Employee Plan and 2003 Directors’ Deferred Compensation Plan. No options under the Broad-Based Employee Plan are held by, or may be issued to, any of our directors or executive officers. The Broad-Based Employee Plan allows for the granting of equity awards on such terms and conditions as the Management Development and Compensation Committee may decide; provided, that the exercise price of options may not be less than 100% of the fair market value of the stock on the date of grant, and all options expire no later than ten years from the date of grant. The 2003 Directors’ Deferred Compensation Plan provided for the issuance of units as a portion of the directors’ compensation and allowed directors to elect to defer compensation by receiving units in lieu of cash. The number of units issued to directors is valued based on the fair market value of the common stock, and units are paid out in an equal number of shares of common stock following the termination of a director’s service on the board.

(g)	Excludes the units issued under the 2003 Directors’ Deferred Compensation Plan, as those awards have no exercise price associated with them.

(h)	Includes 114,614 shares remaining available for issuance under the 2000 Broad-Based Employee Plan and 380,242 shares remaining available for issuance under the 2003 Directors’ Deferred Compensation Plan.

The other information required by this Item is incorporated by reference to the 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is set forth in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
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
David P. Steiner
Chief Executive Officer and Director

Date: February 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Steiner David P. Steiner	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2008

/s/ Robert G. Simpson Robert G. Simpson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2008

/s/ Greg A. Robertson Greg A. Robertson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2008

/s/ Pastora San Juan Cafferty Pastora San Juan Cafferty	Director	February 18, 2008

/s/ Frank M. Clark Frank M. Clark	Director	February 18, 2008

/s/ Patrick W. Gross Patrick W. Gross	Director	February 18, 2008

/s/ Thomas I. Morgan Thomas I. Morgan	Director	February 18, 2008

/s/ John C. Pope John C. Pope	Chairman of the Board and Director	February 18, 2008

/s/ W. Robert Reum W. Robert Reum	Director	February 18, 2008

/s/ Steven G. Rothmeier Steven G. Rothmeier	Director	February 18, 2008

/s/ Thomas H. Weidemeyer Thomas H. Weidemeyer	Director	February 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the consolidated financial statements of Waste Management, Inc. as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 18, 2008 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas
February 18, 2008

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

			Accounts
	Balance	Charged	Written		Balance
	Beginning of	(Credited) to	Off/Use of		End of
	Year	Income	Reserve	Other(a)	Year

2005 — Reserves for doubtful accounts(b)	$62	$50	$(51)	$1	$62
2006 — Reserves for doubtful accounts(b)	$62	$42	$(52)	$(1)	$51
2007 — Reserves for doubtful accounts(b)	$51	$43	$(44)	$(3)	$47
2005 — Merger and restructuring accruals(c)	$1	$28	$(21)	$—	$8
2006 — Merger and restructuring accruals(c)	$8	$—	$(7)	$—	$1
2007 — Merger and restructuring accruals(c)	$1	$10	$(7)	$—	$4

(a)	Reserves for doubtful accounts related to acquired businesses, reserves associated with dispositions of businesses, reserves reclassified to operations held for sale, and reclasses among reserve accounts.

(b)	Includes reserves for doubtful accounts receivable and notes receivable.

(c)	Included in accrued liabilities in our Consolidated Balance Sheets. These accruals represent employee severance and benefit costs and transitional costs.

INDEX TO EXHIBITS

Exhibit No.*		Description

3.1	—	Second Amended and Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002].
3.2	—	Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to Form 8-K dated March 1, 2007].
4.1	—	Specimen Stock Certificate [Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Indenture for Subordinated Debt Securities dated February 1, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
10.1	—	2004 Stock Incentive Plan [Incorporated by reference to Appendix C-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.2	—	2005 Annual Incentive Plan [Incorporated by reference to Appendix D-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.3	—	1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C to the Proxy Statement for the 2006 Annual Meeting of Stockholders].
10.4	—	Waste Management, Inc. 409A Deferral Savings Plan. [Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2006].
10.5	—	$2.4 Billion Revolving Credit Agreement by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto and Citibank, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A. and Bank of America, N.A., as Syndication Agents and Barclays Bank PLC and Deutsche Bank Securities Inc. as Documentation Agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Bookrunners dated August 17, 2006. [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006].
10.6	—	Ten-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003].
10.7	—	Five-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2003].
10.8	—	Seven-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003].
10.9	—	Reimbursement Agreement between the Company and Oakmont Asset Trust, dated as of December 22, 2003. [Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2003].
10.10	—	2003 Waste Management, Inc. Directors Deferred Compensation Plan [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2003].
10.11	—	Employment Agreement between the Company and Cherie C. Rice dated August 26, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2005].
10.12	—	Employment Agreement between the Company and Greg A. Robertson dated August 1, 2003 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004].
10.13	—	Employment Agreement between the Company and Lawrence O’Donnell III dated January 21, 2000 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000].

Exhibit No.*			Description

10.14		—	Employment Agreement between the Company and Lynn M. Caddell dated March 12, 2004 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004].
10.15		—	Employment Agreement between the Company and Duane C. Woods dated October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.16		—	Employment Agreement between the Company and David Steiner dated as of May 6, 2002 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002].
10.17		—	Employment Agreement between the Company and James E. Trevathan dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2000].
10.18		—	Employment Agreement between Recycle America Alliance, LLC and Patrick DeRueda dated as of August 4, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated August 8, 2005].
10.19		—	Employment Agreement between the Company and Robert G. Simpson dated as of October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.20		—	Employment Agreement between the Company and Barry H. Caldwell dated as of September 23, 2002 [Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.21		—	Employment Agreement between the Company and David Aardsma dated June 16, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 22, 2005].
10.22		—	Employment Agreement between the Company and Rick L Wittenbraker dated as of November 10, 2003 [Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].
10.23		—	Employment Agreement between Wheelabrator Technologies Inc. and Mark A. Weidman dated May 11, 2006. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 11, 2006].
10.24		—	Employment Agreement between the Company and Jeff Harris dated December 1, 2006. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2006].
10.25		—	Employment Agreement between the Company and Michael Jay Romans dated January 25, 2007. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 25, 2007].
10.26		—	Employment Agreement between Waste Management, Inc. and Brett Frazier dated July 13, 2007 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 13, 2007].
10.27		—	CDN $410,000,000 Credit Facility Credit Agreement by and between Waste Management of Canada Corporation (as Borrower), Waste Management, Inc. and Waste Management Holdings, Inc. (as Guarantors), BNP Paribas Securities Corp. and Scotia Capital (as Lead Arrangers and Book Runners) and Bank of Nova Scotia (as Administrative Agent) and the Lenders from time to time party to the Agreement dated as of November 30, 2005. [Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2005].
10	.28*	—	First Amendment Agreement dated as of December 21, 2007 to a Credit Agreement dated as of November 30, 2005 by and between Waste Management of Canada Corporation as borrower, Waste Management, Inc. and Waste Management Holdings, Inc. as guarantors, the lenders from time to time party thereto and the Bank of Nova Scotia as Administrative Agent.
12	.1*	—	Computation of Ratio of Earnings to Fixed Charges.
21	.1*	—	Subsidiaries of the Registrant.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
31	.1*	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31	.2*	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32	.1*	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32	.2*	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

*	Filed herewith.