Form 10-Q
period 2008-03-31
WASTE MANAGEMENT INC
filed 2008-04-29
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 23, 2008 was 490,677,993 (excluding treasury shares of 139,604,468).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$466	$348
Accounts receivable, net of allowance for doubtful accounts of $46 at both dates	1,605	1,674
Other receivables	211	218
Parts and supplies	107	103
Deferred income taxes	46	51
Other assets	130	86

Total current assets	2,565	2,480
Property and equipment, net of accumulated depreciation and amortization of $12,976 and $12,844, respectively	11,297	11,351
Goodwill	5,411	5,406
Other intangible assets, net	125	124
Other assets	786	814

Total assets	$20,184	$20,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$525	$656
Accrued liabilities	1,126	1,151
Deferred revenues	453	462
Current portion of long-term debt	490	329

Total current liabilities	2,594	2,598
Long-term debt, less current portion	8,229	8,008
Deferred income taxes	1,422	1,411
Landfill and environmental remediation liabilities	1,324	1,312
Other liabilities	697	744

Total liabilities	14,266	14,073

Minority interest in subsidiaries and variable interest entities	307	310

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,527	4,542
Retained earnings	5,187	5,080
Accumulated other comprehensive income	207	229
Treasury stock at cost, 137,892,025 and 130,163,692 shares, respectively	(4,316)	(4,065)

Total stockholders’ equity	5,611	5,792

Total liabilities and stockholders’ equity	$20,184	$20,175

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Operating revenues	$3,266	$3,188

Costs and expenses:
Operating	2,092	2,034
Selling, general and administrative	368	353
Depreciation and amortization	297	310
Restructuring	—	9
(Income) expense from divestitures, asset impairments and unusual items	(2)	1

	2,755	2,707

Income from operations	511	481

Other income (expense):
Interest expense	(122)	(135)
Interest income	5	18
Equity in net losses of unconsolidated entities	(2)	(24)
Minority interest	(7)	(10)
Other, net	—	1

	(126)	(150)

Income before income taxes	385	331
Provision for income taxes	144	93

Net income	$241	$238

Basic earnings per common share	$0.49	$0.45

Diluted earnings per common share	$0.48	$0.45

Cash dividends declared per common share	$0.27	$0.24

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$241	$238
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	14	8
Depreciation and amortization	297	310
Deferred income tax provision	17	3
Minority interest	7	10
Equity in net losses of unconsolidated entities, net of distributions	—	7
Net gain on disposal of assets	(5)	(9)
Effect of (income) expense from divestitures, asset impairments and unusual items	(2)	1
Excess tax benefits associated with equity-based transactions	(2)	(7)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	61	51
Other current assets	(38)	(35)
Other assets	4	13
Accounts payable and accrued liabilities	(22)	(31)
Deferred revenues and other liabilities	(11)	(21)

Net cash provided by operating activities	561	538

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(69)	(2)
Capital expenditures	(213)	(272)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	14	69
Purchases of short-term investments	—	(525)
Proceeds from sales of short-term investments	—	663
Net receipts from restricted trust and escrow accounts	77	34
Other	(9)	(3)

Net cash used in investing activities	(200)	(36)

Cash flows from financing activities:
New borrowings	803	134
Debt repayments	(544)	(242)
Common stock repurchases	(281)	(487)
Cash dividends	(133)	(126)
Exercise of common stock options and warrants	10	34
Excess tax benefits associated with equity-based transactions	2	7
Minority interest distributions paid	(8)	(3)
Other	(92)	38

Net cash used in financing activities	(243)	(645)

Effect of exchange rate changes on cash and cash equivalents	—	—

Increase (decrease) in cash and cash equivalents	118	(143)
Cash and cash equivalents at beginning of period	348	614

Cash and cash equivalents at end of period	$466	$471

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Treasury Stock
	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts

Balance, December 31, 2006	630,282	$6	$4,513	$4,410	$129	(96,599)	$(2,836)
Net income	—	—	—	1,163	—	—	—
Cash dividends declared	—	—	—	(495)	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	—	—	30	(2)	—	6,067	182
Common stock repurchases	—	—	—	—	—	(39,946)	(1,421)
Unrealized loss resulting from changes in fair values of derivative instruments, net of taxes of $22	—	—	—	—	(34)	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $30	—	—	—	—	47	—	—
Unrealized losses on marketable securities, net of taxes of $3	—	—	—	—	(5)	—	—
Translation adjustment of foreign currency statements	—	—	—	—	89	—	—
Change in funded status of defined benefit plan liabilities, net of taxes of $3	—	—	—	—	3	—	—
Cumulative effect of change in accounting principle	—	—	—	4	—	—	—
Other	—	—	(1)	—	—	314	10

Balance, December 31, 2007	630,282	$6	$4,542	$5,080	$229	(130,164)	$(4,065)
Net income	—	—	—	241	—	—	—
Cash dividends declared	—	—	—	(133)	—	—	—
Equity-based compensation transactions, net of taxes	—	—	(15)	(1)	—	1,337	42
Common stock repurchases	—	—	—	—	—	(9,068)	(293)
Unrealized gains resulting from changes in fair values of derivative instruments, net of taxes of $4	—	—	—	—	6	—	—
Realized gains on derivative instruments reclassified into earnings, net of taxes of $3	—	—	—	—	(5)	—	—
Unrealized losses on marketable securities, net of taxes of $1	—	—	—	—	(1)	—	—
Translation adjustment of foreign currency statements	—	—	—	—	(22)	—	—
Other	—	—	—	—	—	3	—

Balance, March 31, 2008	630,282	$6	$4,527	$5,187	$207	(137,892)	$(4,316)

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements presented in this report include the accounts of Waste Management, Inc., a Delaware corporation, our wholly-owned and majority-owned subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary. Waste Management, Inc. is a holding company and all operations are conducted by subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WMI,” we are referring only to the parent holding company.

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

We manage and evaluate our principal operations through six operating Groups, of which four are organized by geographic area and two are organized by function. The geographic Groups include our Eastern, Midwest, Southern and Western Groups, and the two functional Groups are our Wheelabrator Group, which provides waste-to-energy services, and our WM Recycle America, or WMRA, Group. We also provide additional waste management services that are not managed through our six Groups, which are presented in this report as “Other.” Refer to Note 9 for additional information related to our segments.

The Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Change — In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, we adopted SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis. Our adoption of SFAS No. 157 resulted in the recognition of a $6 million charge to operating expenses and a corresponding $3 million credit to minority interest expense for the re-measurement of the fair value of environmental remediation recovery assets accounted for in accordance with Statement of Position No. 96-1, Environmental Remediation Liabilities. The adoption of SFAS No. 157 did not materially affect our consolidated financial position, results of operations or cash flows. Refer to Note 11 for information about our fair value measurements.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2008			December 31, 2007
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$104	$43	$147	$106	$44	$150
Long-term	1,090	234	1,324	1,072	240	1,312

	$1,194	$277	$1,471	$1,178	$284	$1,462

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2007 and the three months ended March 31, 2008 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2006	$1,121	$268
Obligations incurred and capitalized	54	—
Obligations settled	(64)	(33)
Interest accretion	74	9
Revisions in estimates	(13)	35
Acquisitions, divestitures and other adjustments	6	5

December, 31, 2007	1,178	284
Obligations incurred and capitalized	12	—
Obligations settled	(7)	(9)
Interest accretion	18	2
Revisions in estimates	(7)	1
Acquisitions, divestitures and other adjustments	—	(1)

March, 31, 2008	$1,194	$277

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $226 million at March 31, 2008, and is primarily included as long-term “Other assets” in our Condensed Consolidated Balance Sheet.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

The following table summarizes the major components of debt at each balance sheet date (in millions):

	March 31,	December 31,
	2008	2007

Revolving credit facility (weighted average interest rate of 5.4% at December 31, 2007)	$—	$300
Letter of credit facilities	—	—
Canadian credit facility (weighted average interest rate of 4.7% at March 31, 2008 and 5.3% at December 31, 2007)	322	336
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.0% to 8.75% (weighted average interest rate of 6.9% at March 31, 2008 and 7.0% at December 31, 2007)	5,234	4,584
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 1.9% to 7.4% (weighted average interest rate of 4.0% at March 31, 2008 and 4.4% at December 31, 2007)	2,579	2,533
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 1.3% to 9.3% (weighted average interest rate of 5.1% at March 31, 2008 and 5.3% at December 31, 2007)	289	290
Capital leases and other, maturing through 2031, interest rates up to 12%	295	294

Total long-term debt	8,719	8,337
Current portion of long-term debt	490	329

Long-term debt, less current portion	$8,229	$8,008

The significant changes in our debt balances from December 31, 2007 to March 31, 2008 are related to the following:

•	Revolving credit facility — We repaid $50 million of the outstanding borrowings with available cash and repaid the remaining $250 million of outstanding borrowings with proceeds from the issuance of senior notes as discussed below.

•	Canadian credit facility — Approximately $168 million of advances matured, of which $9 million were repaid with available cash and the remaining $159 million were renewed under the terms of the credit facility. As of December 31, 2007 and March 31, 2008, $281 million and $273 million, respectively, of these advances were classified as long-term based on our intent and ability to refinance the obligations on a long-term basis under the terms of the facility.

•	Senior notes — We issued $600 million of 6.1% senior notes due March 15, 2018. The net proceeds from the debt issuance were $594 million. A portion of the proceeds from this offering was used to repay $250 million of outstanding borrowings under the revolving credit facility. In addition, we plan to use proceeds from this offering to repay $244 million of 8.75% senior notes that mature in 2018, but become callable by us in May 2008. The $244 million of 8.75% senior notes had been classified as long-term as of December 31, 2007 based on our intent and ability to refinance the debt on a long-term basis. On March 12, 2008, we notified note holders of our intention to call these notes in May 2008. Accordingly, the notes have been classified as current as of March 31, 2008.

In connection with our issuance of the senior notes, we executed interest rate swap contracts with a total notional value of $200 million. We designated these fixed-to-floating interest rate swap agreements as fair

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value hedges, resulting in all fair value adjustments being reflected as a component of the carrying value of the underlying debt. For information related to the fair value of our interest rate derivatives, refer to Note 11.

We have $386 million of 6.5% senior notes that mature in November 2008. As of December 31, 2007 and March 31, 2008, $310 million and $386 million, respectively, of these notes were classified as long-term based on our intent and ability to refinance the obligation on a long-term basis. Although we intend to refinance the entire obligation on a long-term basis, our classification of the borrowing as long-term as of December 31, 2007 was limited by the available capacity of our $2.4 billion revolving credit facility at that time.

•	Tax-exempt bonds — We issued $49 million of tax-exempt bonds during the three months ended March 31, 2008. The proceeds from the issuance of the bonds were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. Accordingly, the restricted funds provided by these financing activities have not been included in “New Borrowings” in our Condensed Consolidated Statement of Cash Flows. During the three months ended March 31, 2008, $3 million of our tax-exempt bonds were repaid with available cash.

4.	Income Taxes

Our effective tax rate for the three months ended March 31, 2008 was 37.5% compared with 28.1% for the comparable prior year period. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2008 is primarily due to the unfavorable impact of state and local income taxes, which was offset, in part, by the favorable impacts of tax audit settlements and the true-up of our 2007 non-conventional fuel tax credits. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2007 is primarily due to the favorable impact of non-conventional fuel tax credits, which was offset in part by the unfavorable impact of state and local income taxes. We evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

Tax audit settlements — The settlement of tax audits during the three months ended March 31, 2008 and 2007 resulted in reductions in our provision for income taxes of $6 million and $16 million, respectively. The impact of the audit settlements did not significantly affect our estimated effective tax rate for either period.

Non-conventional fuel tax credits — The favorable impact of non-conventional fuel tax credits on our 2007 effective tax rate was derived from our investments in two coal-based, synthetic fuel production facilities and our landfill gas-to-energy projects. The fuel generated from the facilities and our landfill gas-to-energy projects qualified for tax credits through 2007 pursuant to Section 45K of the Internal Revenue Code. Our recorded taxes for the three months ended March 31, 2007 included a $29 million benefit from Section 45K tax credits.

Our effective tax rate for the first quarter of 2007 reflected our expectations for the phase-out of 30% of Section 45K tax credits generated during 2007. As of December 31, 2007, our estimate of the 2007 phase-out rate had increased to 69%. In April 2008, the IRS published the phase-out percentage that must be applied to Section 45K tax credits generated in 2007, which was 67.2%. Our provision for income taxes for the first quarter of 2008 includes an adjustment of our 2007 year-end estimate to the final 2007 phase-out, which resulted in the recognition of a $3 million benefit.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax credits generated by our investments in the synthetic fuel production facilities are offset, in part, by the recognition of our pro-rata share of the facilities’ losses, which are recognized as “Equity in net losses of unconsolidated entities.” The following table summarizes the total impact of our investments in the synthetic fuel production facilities on our Condensed Consolidated Statements of Operations (in millions) for the periods presented:

	Three Months Ended
	March 31,
	2008	2007

Equity in net losses of unconsolidated entities	$(2)	$(27)
Benefit from income taxes	3	33

Net income	$1	$6

5.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months Ended
	March 31,
	2008	2007

Net income	$241	$238

Other comprehensive income (loss):
Unrealized gains (losses) resulting from changes in fair value of derivative instruments, net of taxes	6	(4)
Realized (gains) losses on derivative instruments reclassified into earnings, net of taxes	(5)	3
Unrealized losses on marketable securities, net of taxes	(1)	—
Translation adjustment of foreign currency statements	(22)	5

Other comprehensive income (loss)	(22)	4

Comprehensive income	$219	$242

The components of accumulated other comprehensive income were as follows (in millions):

	March 31,	December 31,
	2008	2007

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(19)	$(20)
Accumulated unrealized gain on marketable securities, net of taxes	4	5
Cumulative translation adjustment of foreign currency statements	218	240
Underfunded post-retirement benefit obligations, net of taxes	4	4

	$207	$229

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

Basic and diluted earnings per common share were computed using the following common share data (shares in millions):

	Three Months
	Ended
	March 31,
	2008	2007

Number of common shares outstanding at end of period	492.4	520.9
Effect of using weighted average common shares outstanding	3.6	8.5

Weighted average basic common shares outstanding	496.0	529.4
Dilutive effect of equity-based compensation awards, warrants and other contingently issuable shares	2.3	4.7

Weighted average diluted common shares outstanding	498.3	534.1

Potentially issuable shares	17.9	24.7
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2.3	4.5

7.	Commitments and Contingencies

Financial instruments — We use letters of credit, performance bonds and insurance policies as well as trust funds and financial guarantees for our financial assurance needs, which include supporting tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation and other obligations. Letters of credit generally are supported by our revolving credit facility and other credit facilities established for that purpose. We obtain surety bonds and insurance policies from an entity in which we have a non-controlling financial interest and obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for us. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms.

Management does not expect that any claims against or draws on these instruments would have a material adverse effect on our consolidated financial statements and we have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations.

Insurance — We carry insurance coverage for protection of our assets and operations from certain risks we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. We have retained a portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The estimated accruals for these liabilities could be affected if future occurrences or loss development significantly differ from the assumptions used. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

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

We also have guaranteed the obligations of and provided indemnification to third parties in the ordinary course of business. Guarantee agreements outstanding as of March 31, 2008 include guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $10 million; agreements spanning

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the life of certain landfills guaranteeing the market value of homeowners’ properties adjacent to landfills; and the guarantee of interest rate swap obligations of the funding entity in connection with our letter of credit facility. Our indemnification obligations generally provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. We do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements are accounted for as incurred.

Environmental matters — A significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection, as we are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by operations, or for damage caused by conditions that existed before we acquired a site. Such liabilities include potentially responsible party, or PRP, investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy.

Estimating our degree of responsibility for remediation of a particular site is inherently difficult and determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $185 million higher than the $277 million recorded in the Condensed Consolidated Financial Statements as of March 31, 2008. Our ongoing review of our remediation liabilities could result in revisions that could cause upward or downward adjustments to income from operations. These adjustments could also be material in any given period.

As of March 31, 2008, we had been notified by the government that we are a PRP in connection with 75 locations listed on the EPA’s National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own were initially developed by others as landfill disposal facilities. The NPL sites are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund. CERCLA generally provides for liability for those parties owning, operating, transporting to or disposing at the sites. Proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and remediation, which costs could be substantial and could have a material adverse effect on our consolidated financial statements. At some of the sites at which we have been identified as a PRP, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters potentially could have a material adverse effect on our consolidated financial statements.

Litigation — In April 2002, a former participant in WM Holdings’ ERISA plans and another individual filed a lawsuit in Washington, D.C. against WMI, WM Holdings and others, attempting to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the securities class action against WM Holdings that was settled in 1998 and the securities class action against us that was settled in November 2001. Subsequently, the issues related to the latter class action have been dropped as to WMI, its officers and directors. The case is ongoing with respect to WM Holdings and others, and WM Holdings intends to defend itself vigorously.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There are two separate wage and hour lawsuits pending against us in California, each seeking class certification. Both actions make the same general allegations that the defendants failed to comply with certain California wage and hour laws, including allegedly failing to provide meal and rest periods, and failing to properly pay hourly and overtime wages. We deny the plaintiffs’ claims and intend to vigorously defend these matters. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of any potential loss be reasonably estimated.

From time to time, we pay fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of March 31, 2008, there were five proceedings involving our subsidiaries where we reasonably believe that the sanctions could equal or exceed $100,000. The matters involve allegations that subsidiaries (i) failed to comply with leachate storage requirements at an operating landfill; (ii) violated federal air regulations at an operating landfill; (iii) failed to meet reporting requirements under federal air regulations at an operating landfill; (iv) violated National Pollutant Discharge Elimination System permit conditions at an operating landfill; and (v) violated handling, disposal and transportation related requirements at an operating landfill. We do not believe that the fines or other penalties in any of these matters will, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

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

On March 20, 2008, we filed a lawsuit in state court in the Southern District of Texas against SAP AG and SAP America, Inc., alleging fraud and breach of contract. The lawsuit relates to our 2005 software license from SAP for a waste and recycling revenue management system and agreement for SAP to implement the software on a fixed-fee basis. We have alleged that SAP represented that customization of the software would not be necessary and that the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software would be fully implemented throughout the Company in 18 months. However, SAP had to write new code and extensively customize the software. SAP’s efforts did not deliver a usable and supportable application, as demonstrated by the failed pilot implementation in New Mexico, one of our smallest market areas. We are pursuing all legal remedies, including recovery of all costs we have incurred related to the licensing and implementation of the failed system, as well as the savings and benefits that the SAP software was promised to deliver. SAP recently filed a general denial to the suit. We will vigorously pursue all claims available.

We are still examining all of our alternatives associated with the development and implementation of a revenue management system, some of which may be affected by the ultimate resolution of the lawsuit. As we continue to assess the alternatives available to us, we may determine that the best course of action will be to move forward with another software and abandon the SAP revenue management system. If we decide to abandon the SAP software, the abandonment would result in a charge of between $45 million and $55 million.

Tax matters — We are currently in the examination phase of IRS audits for the years 2006 and 2007. We expect these audits to be completed within the next nine months. Audits associated with state and local jurisdictions date back to 1999 and examinations associated with Canada date back to 2002. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

We have approximately $2.9 billion of tax-exempt financings as of March 31, 2008. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code, which exempts from taxation the interest income earned by the bondholders in the transactions. The requirements of the Code can be complex, and failure to comply with these requirements could cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code and applicable regulations. It is possible that an adverse determination by the IRS could have a material adverse effect on the Company’s cash flows and results of operations.

8.	Restructuring

In the first quarter of 2007, we restructured certain operations and functions, resulting in the recognition of a charge of $9 million. Approximately $6 million of our restructuring costs was incurred by our Corporate organization, $2 million was incurred by our Midwest Group and $1 million was incurred by our Western Group. These charges included $8 million for employee severance and benefit costs and $1 million related to operating lease agreements. We incurred an additional $1 million of costs for this restructuring during the second quarter of 2007 relating to operating lease agreements.

Through March 31, 2008, we had paid $6 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the first quarter of 2009.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

residential customers throughout the United States and in Puerto Rico and Canada. The operations not managed through our six operating Groups are presented herein as “Other.”

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following tables (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues	Revenues	Operations

March 31, 2008
Eastern	$759	$(137)	$622	$114
Midwest	690	(109)	581	89
Southern	913	(126)	787	214
Western	853	(107)	746	158
Wheelabrator	213	(22)	191	58
WMRA	275	(6)	269	20
Other	78	(8)	70	(15)

	3,781	(515)	3,266	638
Corporate and Other	—	—	—	(127)

Total	$3,781	$(515)	$3,266	$511

March 31, 2007
Eastern	$790	$(146)	$644	$120
Midwest	680	(113)	567	98
Southern	919	(137)	782	208
Western	851	(108)	743	154
Wheelabrator	208	(17)	191	36
WMRA	215	(5)	210	19
Other	67	(16)	51	(8)

	3,730	(542)	3,188	627
Corporate and Other	—	—	—	(146)

Total	$3,730	$(542)	$3,188	$481

The income from operations provided by our four geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these Groups do provide recycling and other services that can affect these trends. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the region in which our facilities are concentrated. Income from operations provided by our WMRA segment generally reflects operating margins typical of the recycling industry, which tend to be lower than those provided by our base business, but may fluctuate significantly as market prices for commodities change. Fluctuations in our operating results between quarters may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and general economic conditions.

In addition, our revenues and income from operations typically reflect seasonal patterns. Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities

From time to time, the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. Items that have significantly affected the operating results of our segments during the periods presented include the following:

•	Eastern — The Group’s operating results were improved by $15 million during the first quarter of 2007 and $3 million during the first quarter of 2008 due to the favorable resolution of a disposal tax matter. These impacts were recognized as reductions to disposal fees and taxes within our “Operating” expenses.

•	Wheelabrator — The Group’s income from operations for the first quarter of 2007 was negatively affected by $21 million of charges incurred for the early termination of a lease agreement in connection with the purchase of one of our independent power production plants. This charge was recorded as “Operating” expenses.

10.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

(Income) expense from divestitures (including held-for-sale impairments) — We recognized $2 million of net gains on divestitures during the first quarter of 2008 and $9 million of net gains on divestitures during the first quarter of 2007. The majority of these net gains relate to divestitures of operations in our Southern and Eastern Groups.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value Measurements

SFAS No. 157 provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As of March 31, 2008, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$359	$359	$—	$—
Interest rate derivatives	32	—	32	—
Environmental remediation recovery assets	28	—	28	—

Total assets	$419	$359	$60	$—

Liabilities:
Interest rate derivatives	$1	$—	$1	$—
Foreign currency derivatives	20	—	20	—

Total liabilities	$21	$—	$21	$—

12.	Condensed Consolidating Financial Statements

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$457	$—	$9	$—	$466
Other current assets	1	—	2,098	—	2,099

	458	—	2,107	—	2,565
Property and equipment, net	—	—	11,297	—	11,297
Investments in and advances to affiliates	9,695	10,899	373	(20,967)	—
Other assets	56	16	6,250	—	6,322

Total assets	$10,209	$10,915	$20,027	$(20,967)	$20,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5	$254	$231	$—	$490
Accounts payable and other current liabilities	88	15	2,001	—	2,104

	93	269	2,232	—	2,594
Long-term debt, less current portion	4,505	638	3,086	—	8,229
Other liabilities	—	—	3,443	—	3,443

Total liabilities	4,598	907	8,761	—	14,266
Minority interest in subsidiaries and variable interest entities	—	—	307	—	307
Stockholders’ equity	5,611	10,008	10,959	(20,967)	5,611

Total liabilities and stockholders’ equity	$10,209	$10,915	$20,027	$(20,967)	$20,184

December 31, 2007

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$416	$—	$—	$(68)	$348
Other current assets	—	—	2,132	—	2,132

	416	—	2,132	(68)	2,480
Property and equipment, net	—	—	11,351	—	11,351
Investments in and advances to affiliates	9,617	10,622	173	(20,412)	—
Other assets	28	15	6,301	—	6,344

Total assets	$10,061	$10,637	$19,957	$(20,480)	$20,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$129	$—	$200	$—	$329
Accounts payable and other current liabilities	79	22	2,236	(68)	2,269

	208	22	2,436	(68)	2,598
Long-term debt, less current portion	4,034	889	3,085	—	8,008
Other liabilities	27	2	3,438	—	3,467

Total liabilities	4,269	913	8,959	(68)	14,073
Minority interest in subsidiaries and variable interest entities	—	—	310	—	310
Stockholders’ equity	5,792	9,724	10,688	(20,412)	5,792

Total liabilities and stockholders’ equity	$10,061	$10,637	$19,957	$(20,480)	$20,175

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,266	$—	$3,266
Costs and expenses	—	—	2,755	—	2,755

Income from operations	—	—	511	—	511

Other income (expense):
Interest income (expense)	(68)	(16)	(33)	—	(117)
Equity in subsidiaries, net of taxes	284	294	—	(578)	—
Minority interest	—	—	(7)	—	(7)
Equity in net losses of unconsolidated entities and other, net	—	—	(2)	—	(2)

	216	278	(42)	(578)	(126)

Income before income taxes	216	278	469	(578)	385
Provision for (benefit from) income taxes	(25)	(6)	175	—	144

Net income	$241	$284	$294	$(578)	$241

Three Months Ended March 31, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,188	$—	$3,188
Costs and expenses	—	—	2,707	—	2,707

Income from operations	—	—	481	—	481

Other income (expense):
Interest income (expense)	(73)	(24)	(20)	—	(117)
Equity in subsidiaries, net of taxes	284	299	—	(583)	—
Minority interest	—	—	(10)	—	(10)
Equity in net losses of unconsolidated entities and other, net	—	—	(23)	—	(23)

	211	275	(53)	(583)	(150)

Income before income taxes	211	275	428	(583)	331
Provision for (benefit from) income taxes	(27)	(9)	129	—	93

Net income	$238	$284	$299	$(583)	$238

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$241	$284	$294	$(578)	$241
Equity in earnings of subsidiaries, net of taxes	(284)	(294)	—	578	—
Other adjustments	9	(7)	318	—	320

Net cash provided by (used in) operating activities	(34)	(17)	612	—	561

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(69)	—	(69)
Capital expenditures	—	—	(213)	—	(213)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	14	—	14
Net receipts from restricted trust and escrow accounts and other, net	—	—	68	—	68

Net cash used in investing activities	—	—	(200)	—	(200)

Cash flows from financing activities:
New borrowings	644	—	159	—	803
Debt repayments	(350)	—	(194)	—	(544)
Common stock repurchases	(281)	—	—	—	(281)
Cash dividends	(133)	—	—	—	(133)
Exercise of common stock options and warrants	10	—	—	—	10
Minority interest distributions paid and other	3	—	(101)	—	(98)
(Increase) decrease in intercompany and investments, net	182	17	(267)	68	—

Net cash provided by (used in) financing activities	75	17	(403)	68	(243)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase in cash and cash equivalents	41	—	9	68	118
Cash and cash equivalents at beginning of period	416	—	—	(68)	348

Cash and cash equivalents at end of period	$457	$—	$9	$—	$466

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Three Months Ended March 31, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$238	$284	$299	$(583)	$238
Equity in earnings of subsidiaries, net of taxes	(284)	(299)	—	583	—
Other adjustments	9	1	290	—	300

Net cash provided by (used in) operating activities	(37)	(14)	589	—	538

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(2)	—	(2)
Capital expenditures	—	—	(272)	—	(272)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	69	—	69
Purchases of short-term investments	(525)	—	—	—	(525)
Proceeds from sales of short-term investments	663	—	—	—	663
Net receipts from restricted trust and escrow accounts and other, net	—	—	31	—	31

Net cash provided by (used in) investing activities	138	—	(174)	—	(36)

Cash flows from financing activities:
New borrowings	—	—	134	—	134
Debt repayments	(52)	—	(190)	—	(242)
Common stock repurchases	(487)	—	—	—	(487)
Cash dividends	(126)	—	—	—	(126)
Exercise of common stock options and warrants	34	—	—	—	34
Minority interest distributions paid and other	7	—	35	—	42
(Increase) decrease in intercompany and investments, net	349	14	(394)	31	—

Net cash provided by (used in) financing activities	(275)	14	(415)	31	(645)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	(174)	—	—	31	(143)
Cash and cash equivalents at beginning of period	675	—	—	(61)	614

Cash and cash equivalents at end of period	$501	$—	$—	$(30)	$471

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	New Accounting Pronouncements

SFAS No. 157 — Fair Value Measurements

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. FSP FAS 157-2 establishes January 1, 2009 as the effective date of SFAS No. 157 with respect to these fair value measurements for the Company. We do not currently expect the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on our consolidated financial statements. However, we will continue to assess the potential effects of SFAS No. 157 as additional guidance becomes available.

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

Some of the risks that we face and that could affect our business and financial statements for 2008 and beyond include the following:

•	competition may negatively affect our profitability or cash flows, our price increases may have negative effects on volumes and price roll-backs and lower than average pricing to retain and attract customers may negatively affect our yield on base business;

•	we may be unable to maintain or expand margins if we are unable to control costs or raise prices;

•	we may not be able to successfully execute or continue our operational or other margin improvement plans and programs, including pricing increases; passing on increased costs to our customers; reducing costs due to our operational improvement programs; and divesting under-performing assets and purchasing accretive businesses, any of which could negatively affect our revenue and margins;

•	weather conditions cause our quarter-to-quarter results to fluctuate, and harsh weather or natural disasters may cause us to temporarily shut down operations;

•	inflation, higher interest rates and other general and local economic conditions may negatively affect the volumes of waste generated, our financing costs and other expenses;

•	possible changes in our estimates of costs for site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory requirements may increase our expenses;

•	regulations, including regulations to limit greenhouse gas emissions, may negatively impact our business by, among other things, restricting our operations, increasing costs of operations or requiring additional capital expenditures;

•	if we are unable to obtain and maintain permits needed to open, operate, and/or expand our facilities, our results of operations will be negatively impacted;

•	limitations or bans on disposal or transportation of out-of-state, cross-border, or certain categories of waste, as well as mandates on the disposal of waste, can increase our expenses and reduce our revenue;

•	fuel price increases or fuel supply shortages may increase our expenses or restrict our ability to operate;

•	increased costs to obtain financial assurance or the inadequacy of our insurance coverages could negatively impact our liquidity and increase our liabilities;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	fluctuating commodity prices may have negative effects on our operating revenue and expenses;

•	trends toward recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have negative effects on volumes of waste going to landfills and waste-to-energy facilities;

•	efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have been chosen to be represented by unions, which could lead to labor disruptions, including strikes and lock-outs, which could adversely affect our results of operations and cash flows;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs, limit our ability to conduct or expand our operations, or limit our ability to execute our business plans and strategies;

•	problems with the operation of our current information technology or the development and deployment of new information systems could decrease our efficiencies, increase our costs, or lead to an impairment charge;

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations; and

•	we may reduce or eliminate our dividend or share repurchase program or we may need to raise additional capital if cash flows are less than we expect or capital expenditures or acquisition spending are more than we expect, and we may not be able to obtain any needed capital on acceptable terms.

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

Overview

In the first quarter of 2008, we saw continued earnings growth and margin expansion, reflecting the successes of our pricing program, cost control measures and fix-or-seek exit initiatives. This progress is particularly noteworthy in light of the challenges presented by the weakening of the U.S. economy, rising fuel costs and harsh weather conditions in the Midwest during the first quarter of 2008.

In the first quarter of 2008, our revenues increased by $78 million, or 2.4%, as compared with the prior year period. This increase was driven by yield on our collection business and higher recycling commodity prices. These contributions to revenue growth were partially offset by the impacts of divestures and volume declines that were due to the sluggish economy, our focus on shedding unprofitable customers and competition. Our income from operations was $511 million in the first quarter of 2008 as compared with $481 million in the first quarter of 2007, an improvement of 6.2%. As a percentage of revenue, income from operations was 15.6% as compared with 15.1% in the first quarter of 2007. These improvements are a direct result of the disciplined approaches we have taken to our strategic initiatives.

Our operating expenses increased by $58 million, or 2.9%, in the first quarter of 2008 as compared with the prior year period. The increase is due primarily to higher fuel costs and commodity prices. Our selling, general and administrative expenses increased by $15 million, or 4.2%, as compared with the first quarter of 2007, primarily as a result of a continued focus on our sales initiatives, which are currently concentrated on identifying new customers that will provide profitable growth for our business. This focus has resulted in higher labor and advertising costs. During the first quarter of 2008, our selling, general and administrative expenses also increased due to higher non-cash expenses for our provision for bad debts.

Our operating cash flow and free cash flow for the first quarter of 2008 also reflect the earnings growth experienced during the period. Operating cash flow increased by $23 million, or 4.3%, and free cash flow increased by $27 million, or 8.1%. We calculate free cash flow as shown in the table below (in millions):

	Three Months Ended
	March 31,
	2008	2007

Net cash provided by operating activities	$561	$538
Capital expenditures	(213)	(272)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	14	69

Free cash flow(a)	$362	$335

(a)	We have included free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business and believe it is indicative of our ability to pay our quarterly dividends, repurchase our common stock and fund acquisitions and other investments. Free cash flow is not intended to replace the GAAP measure of “Net cash provided by operating activities”, which is the most comparable GAAP measure. However, by subtracting cash used for capital expenditures and adding the cash proceeds from divestitures and other asset sales, we believe free cash flow gives investors greater insight into our liquidity.

We expect that throughout 2008 we may continue to face challenges related to volume losses, the economy and rising fuel prices. We may also begin to face headwinds from customers’ and communities’ changing needs and desires regarding their waste services. For these reasons, we are continuing to implement measures that we believe will grow our business, improve our current operations’ performance and enhance and expand our services.

After terminating the pilot of a new revenue management system in the fourth quarter of 2007, we participated in a scheduled mediation in March 2008 in an attempt to resolve our disputes with the vendor, SAP. The mediation was not successful. We have filed suit against SAP and will pursue all legal remedies available to us. SAP recently filed a general denial to the suit. As a result, we will not be able to deploy a new revenue management system in the foreseeable future and we will continue to operate our current system, although it does not provide the benefits we were expecting from the licensed application. However, we may be able to make enhancements to our current system. Our plans to install a new revenue management system, to make enhancements to our current system and to address the issues with SAP may result in cost increases, each of which could negatively affect our future cash flow and earnings. As we continue to assess the alternatives available to us, we may determine that the best course of action will be to move forward with another software and abandon the SAP revenue management system. If we decide to abandon the SAP software, the abandonment would result in a charge of between $45 million and $55 million.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, stockholders’ equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements the most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments and self-insurance reserves and recoveries, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Results of Operations

Operating Revenues

Our operating revenues were $3.3 billion for the three months ended March 31, 2008 compared with $3.2 billion for the three months ended March 31, 2007. We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator (which includes our waste-to-energy facilities and independent power production plants, or IPPs) and WMRA Groups. These six operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each period provided by our six operating Groups and our Other waste services:

	Three Months Ended
	March 31,
	2008	2007

Eastern	$759	$790
Midwest	690	680
Southern	913	919
Western	853	851
Wheelabrator	213	208
WMRA	275	215
Other	78	67
Intercompany	(515)	(542)

Total	$3,266	$3,188

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended
	March 31,
	2008	2007

Collection	$2,138	$2,121
Landfill	685	720
Transfer	380	389
Wheelabrator	213	208
Recycling	320	258
Other	45	34
Intercompany	(515)	(542)

Total	$3,266	$3,188

The decreases in revenues in our collection and transfer lines of business due to third-party volume declines have negatively affected the revenues in our landfill line of business. These volume declines generally have resulted in a decrease in intercompany revenues at our landfills and have not significantly affected the change in our net operating revenues for the landfill line of business. Changes in our third-party revenues when comparing the three months ended March 31, 2008 and 2007 are discussed further in the following table and analysis.

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of current period changes:

	Period-to-Period
	Change for the
	Three Months
	Ended
	March 31,
	2008 and 2007

Average yield:
Base business	$100	3.2%
Commodity	71	2.3
Electricity (IPPs)	—	—
Fuel surcharges and mandated fees	41	1.2

Total	212	6.7
Volume	(123)	(3.9)

Internal revenue growth	89	2.8
Acquisitions	25	0.8
Divestitures	(61)	(2.0)
Foreign currency translation	25	0.8

	$78	2.4%

Base Business — Yield on base business reflects the effect on our revenue from the pricing activities of our collection, transfer, disposal and waste-to-energy operations, exclusive of volume changes. Revenue growth from base business yield includes not only price and environmental and service fee increases, but also (i) certain average price changes related to the overall mix of services, which are due to both the types of services provided and the geographic locations where our services are provided; (ii) changes in average price from new and lost business; and (iii) price decreases to retain customers.

Our pricing excellence initiative continues to be the primary contributor to our base business yield growth. The increase in base business yield was driven by our collection operations. However, our transfer stations and landfill municipal solid waste streams also contributed significant base business yield improvements. We saw an increase in revenue from yield at our waste-to-energy facilities, largely due to annual rate increases for electricity under long-term contracts and favorable energy market pricing, which is generally indexed to natural gas prices.

Revenues from our environmental fee, which is included in base business yield, were $41 million during the three months ended March 31, 2008, compared with $22 million in the comparable prior year period.

Commodity — Increases in the prices of recycling commodities contributed $71 million of revenue growth during the first quarter of 2008. As compared with the first quarter of 2007, average prices for old corrugated cardboard increased by 23% and average prices for old newsprint increased by 18%. Approximately half of the increase in revenue from yield on our recycling operations is associated with our relatively lower margin brokerage activities.

Fuel surcharges and mandated fees — Fuel surcharges increased revenues year-over-year by $43 million. This increase is due to our continued effort to pass on higher fuel costs from increases in market prices to our customers through fuel surcharges. Although our fuel surcharge program is designed to respond to changes in the market price for fuel, there is a lag in the timing of revenue increases following fuel cost increases. This timing difference has negatively affected our ability to fully recover our cost increases in the first quarter of 2008 due to the continual increase in the market price for fuel during the quarter.

The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — The $123 million decline in revenues due to lower volumes was driven by declines in our collection volumes and, to a lesser extent, lower disposal volumes.

Volume reductions in the first quarter of 2008 have significantly affected the revenues of each of our collection lines of business, accounting for $109 million of the revenue decrease. Volumes continue to be affected by our focus on improving margins through increased pricing. However, both the continued slowdown in the economy and the harsh winter weather in the Midwest during the first quarter of 2008 also had significant impacts on each of our collection lines of business. Our industrial collection operations experienced the most significant revenue declines due to lower volumes as a result of the significant slowdown in the housing market across the United States.

We also experienced declines in third-party revenue at our landfills due to reduced construction and demolition, municipal solid waste and special waste disposal volumes in the first quarter of 2008. The most significant decline was in our construction and demolition waste stream, which was down due to the significant slowdown in residential construction across the United States. Waste-to-energy revenue from disposal volumes also declined in the first quarter of 2008, largely due to the termination of an operating and maintenance agreement in May 2007.

Divestitures — Divestitures of under-performing or non-strategic operations accounted for decreased revenues of $61 million in the first quarter of 2008. These divestitures were primarily comprised of collection operations and, to a lesser extent, recycling and transfer station operations.

Operating Expenses

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three-month periods ended March 31 (dollars in millions):

	Three Months
	Ended		Period-to-
	March 31,		Period
	2008	2007	Change

Labor and related benefits	$593	$593	$—	—%
Transfer and disposal costs	257	280	(23)	(8.2)
Maintenance and repairs	279	277	2	0.7
Subcontractor costs	217	213	4	1.9
Cost of goods sold	216	167	49	29.3
Fuel	168	129	39	30.2
Disposal and franchise fees and taxes	142	134	8	6.0
Landfill operating costs	64	63	1	1.6
Risk management	57	61	(4)	(6.6)
Other	99	117	(18)	(15.4)

	$2,092	$2,034	$58	2.9%

As summarized in the table above, our operating expenses increased by $58 million, or 2.9%, when comparing the three months ended March 31, 2008 with the comparable prior year period. Our operating expenses as a percentage of revenues increased from 63.8% in the first quarter of 2007 to 64.1% in the current period. The increases in our operating expenses during the first quarter of 2008 can largely be attributed to the following economic and market conditions:

•	Higher market prices for commodities — Market prices for commodities rose sharply when comparing the first quarter of 2008 with the corresponding prior year period. This significant increase in market prices was the driver of the current quarter increase in cost of goods sold.

•	Fuel cost increases — On average, diesel fuel prices increased 39% from $2.55 per gallon in the first quarter of 2007 to $3.55 per gallon in the first quarter of 2008. Higher fuel costs caused increases in both our direct fuel costs and our subcontractor costs for the first quarter of 2008.

•	Strengthening of the Canadian dollar — When comparing the average exchange rate for the first quarter of 2008 with the first quarter of 2007, the Canadian rate improved by 17%, which increased our expenses in all operating cost categories.

After considering the significant impacts that these general economic conditions had on our operating expenses for the first quarter of 2008, we are encouraged that our results continue to reflect our focus on identifying operational efficiencies that translate into cost savings and managing our fixed costs and reducing our variable costs as volumes decline due to our pricing program, divestiture activity and the slowdown in the economy.

Other items affecting the comparability of our operating expenses by category for the three months ended March 31, 2008 and 2007 include the following:

•	Labor and related benefits — higher costs due to annual merit increases and, to a lesser extent, additional overtime and other labor costs attributed to severe winter weather conditions experienced in our Midwest Group, offset by costs savings provided by our operational improvement initiatives mentioned above;

•	Transfer and disposal costs — cost decreases due to volume declines and divestitures;

•	Maintenance and repairs — cost increases due to changes in the timing of maintenance projects at our waste-to-energy facilities, partially offset by the impact of various fleet initiatives that favorably affected our maintenance, parts and supplies costs;

•	Cost of goods sold — in addition to the sharp rise in market prices for commodities mentioned above, our cost of goods sold are higher due to an increase in our brokerage activities;

•	Disposal and franchise fees and taxes — the favorable resolution of a tax matter in our Eastern Group reduced expenses by $15 million during the first quarter of 2007 and $3 million during the first quarter of 2008;

•	Landfill operating costs — (i) the unfavorable impact of the January 1, 2008 adoption of SFAS No. 157, which resulted in a $6 million charge to landfill operating costs; (ii) increased leachate collection, trucking, treatment and disposal costs that were attributed in part to higher precipitation levels experienced during the first quarter of 2008; and (iii) an $8 million charge taken during the first quarter of 2007 for a revision in our estimate associated with remediation costs at one of our closed landfills;

•	Risk management — cost decreases due primarily to reduced costs related to workers compensation, partially offset by higher costs associated with auto and general liability; and

•	Other — cost decreases due to $21 million of lease termination costs in the first quarter of 2007 associated with purchasing one of our independent power production plants that was previously operated through a lease agreement, partially offset by a decrease in gains recognized on sales of assets.

Selling, General and Administrative

The following table summarizes the major components of our selling, general and administrative costs for the three-month periods ended March 31 (dollars in millions):

	Three Months
	Ended		Period-to-
	March 31,		Period
	2008	2007	Change

Labor and related benefits	$217	$209	$8	3.8%
Professional fees	37	37	—	—
Provision for bad debts	15	9	6	66.7
Other	99	98	1	1.0

	$368	$353	$15	4.2%

Labor and related benefits — The increases in the first quarter of 2008 are primarily attributable to a continued focus on our sales initiatives. Also contributing to the cost increases were annual merit raises and an increase in headcount. These increases were partially offset by lower bonus expense.

Provision for bad debts — The increase in our provision for bad debts is due to the effects of the weakening economy, which has increased collection risks associated with certain customers.

Other — Our continued focus on our sales initiatives and identifying new customers resulted in a noteworthy increase in advertising costs in the current year. When comparing the first quarter of 2008 with the comparable prior year period, this increase was largely offset by the impact of the $4 million charge recognized during the first quarter of 2007 as a result of an unclaimed property audit settlement.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2008 was $297 million, or 9.1% of revenues, compared with $310 million, or 9.7% of revenues, for the comparable prior year period. The decrease in depreciation and amortization expense in the first quarter of 2008 as compared with the prior year period can generally be attributed to landfill volume declines.

Restructuring

In the first quarter of 2007, we restructured certain operations and functions, resulting in the recognition of a pre-tax charge of $9 million. Approximately $6 million of our restructuring costs was incurred by our Corporate organization, $2 million was incurred by our Midwest Group and $1 million was incurred by our Western Group. These charges included $8 million for employee severance and benefit costs and $1 million related to operating lease agreements.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

(Income) expense from divestitures including held-for-sale impairments — We recognized $2 million of net gains on divestitures during the first quarter of 2008 and $9 million of net gains on divestitures during the first quarter of 2007. The majority of these net gains relate to divestitures of operations in our Southern and Eastern Groups.

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

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three-month periods ended March 31 and provides explanations of significant factors contributing to the identified variances (dollars in millions):

	Three Months
	Ended		Period-to-
	March 31,		Period
	2008	2007	Change

Operating segments:
Eastern	$114	$120	$(6)	(5.0)%
Midwest	89	98	(9)	(9.2)
Southern	214	208	6	2.9
Western	158	154	4	2.6
Wheelabrator	58	36	22	61.1
WMRA	20	19	1	5.3
Other	(15)	(8)	(7)	*

	638	627	11	1.8
Corporate and Other	(127)	(146)	19	(13.0)

Total	$511	$481	$30	6.2%

*	Percentage change does not provide a meaningful comparison.

Operating segments — During the three months ended March 31, 2008 increased yield on base business as a result of our pricing strategies, particularly in our collection operations, and our continued focus on controlling costs through operating efficiencies have continued to be key contributors to our year-over-year operating margin improvement. The positive impact of these factors has been partially offset by declines in revenues due to lower volumes. The volume declines are generally the result of pricing competition, the significant downturn in residential construction and the slowdown of the general economic environment that began in 2007. Additionally, in 2008, the operating income of all of our geographic groups has been unfavorably affected by increases in fuel costs that have not been fully recovered through our fuel surcharge.

Other significant items affecting the comparability of the operating segments’ results of operations for the three-month periods ended March 31, 2008 and 2007 are summarized below:

Eastern — The Group’s operating income for the three months ended March 31, 2007 included a $15 million decrease in disposal fees and taxes due to the favorable resolution of a disposal tax matter. The same disposal tax matter resulted in a $3 million decrease in disposal fees and taxes in the first quarter of 2008. The impact of the disposal tax resolution in both periods is included as a reduction to “Operating” expenses in our Statements of Operations.

Midwest — During the first quarter of 2008, the Group was negatively affected by unfavorable weather conditions and an increase in bad debt expense that can be attributed to the downturn in the general economic environment.

Southern — The Group recognized $3 million of divestiture gains during the first quarter of 2008 and $7 million during the first quarter of 2007. In 2007, the impact of gains on divestitures was more than offset by $10 million of impairment charges attributable to two landfills.

Western — During the first quarter of 2008, the Group’s operating results were favorably affected by a reduction in landfill amortization expense as a result of changes in certain estimates related to our final capping, closure and post-closure obligations. This favorable impact was offset, in part, by an increase in bad debt expense due to the downturn in the general economic environment.

Wheelabrator — During the first quarter of 2007, the Group purchased an independent power production plant that it had previously operated through a lease agreement. The early termination of the lease agreement resulted in a $21 million charge to “Operating” expenses.

WMRA — In the first quarters of 2007 and 2008, the Group’s operating income benefited from substantial increases in market prices for commodities. In addition, the Group experienced income growth due to an increased focus on maintaining or reducing rebates made to suppliers. During the first quarter of 2008, the Group increased its brokerage activities, which contributed to an increase in their operating revenues. However, due to the low-margin nature of this business, which is acceptable to us because of the relatively low capital investment required, the Group’s operating margins have declined. Higher than normal operating expenses in the first quarter of 2008 also negatively affected the Group’s operating margins.

Significant items affecting the comparability of the remaining components of our results of operations for the three-month periods ended March 31, 2008 and 2007 are summarized below:

Other — The changes in operating results are largely due to certain quarter-end adjustments recorded in consolidation related to our reportable segments that were not included in the measure of segment income from operations used to assess their performance for the periods disclosed.

Corporate and Other — The decline in expenses in the first quarter of 2008 as compared with the first quarter of 2007 is primarily due to (i) lower bonus expense in the current year; (ii) the recognition of approximately $6 million of restructuring charges during the first quarter of 2007 for employee severance and benefit costs; and (iii) a $4 million charge during the first quarter of 2007 as a result of a settlement reached with one of the states participating in our unclaimed property audits. These cost decreases were partially offset by an increase in advertising costs in the current year.

Other Components of Net Income

The following table summarizes the other major components of our net income for the three-month periods ended March 31 (dollars in millions):

	Three Months
	Ended		Period-to-
	March 31,		Period
	2008	2007	Change

Interest expense	$(122)	$(135)	$13	(9.6)%
Interest income	5	18	(13)	*
Equity in net losses of unconsolidated entities	(2)	(24)	22	*
Minority interest	(7)	(10)	3	(30.0)
Other, net	—	1	(1)	*
Provision for income taxes	144	93	51	54.8%

*	Percentage change does not provide a meaningful comparison. Refer to the explanations of these items below for a discussion of the relationship between current period and prior year period activity.

Interest expense — The decrease in interest expense when comparing the three months ended March 31, 2008 with the comparable prior year period is generally related to (i) the maturity of higher rate debt that we have effectively refinanced at lower interest rates and (ii) a decline in market interest rates, which has reduced the interest expense associated with our interest rate swaps and our variable rate debt.

These interest expense reductions were offset in part by the impact of higher average debt balances. We plan to repay $244 million of 8.75% senior notes during the second quarter of 2008, which will reduce our debt balances and the weighted average interest rate of our senior notes. The senior notes mature in 2018, but become callable by us in May 2008. Upon redemption, we expect to recognize a credit to interest expense of approximately $10 million for the immediate recognition of fair value adjustments associated with terminated interest rate swaps that had been deferred and were being amortized over the life of the debt.

Interest income — Decreases in our average cash and investment balances on a year-over-year basis resulted in a decline in interest income when comparing the three months ended March 31, 2008 with the comparable prior year period. In addition, interest income for the first quarter of 2007 included $7 million of interest income received in connection with a favorable resolution of a disposal tax matter in our Eastern Group. The favorable resolution of this matter also had a $15 million favorable impact on our disposal fees and taxes, which are a component of our “Operating” expenses.

Equity in net losses of unconsolidated entities — The significant decline in these losses in 2008 as compared with the prior year period is due to the expiration of our investments in the two coal-based, synthetic fuel production facilities that have driven our equity losses for the last several years. The equity losses generated by the facilities have been more than offset by the tax benefits realized as a result of the investments’ generation of Section 45K tax credits.

Provision for income taxes — We recorded a provision for income taxes of $144 million during the first quarter of 2008, representing an effective tax rate of 37.5%, compared with a provision for income taxes of $93 million during the first quarter of 2007, representing a 28.1% effective tax rate. The significant increase in our provision for income taxes and our effective tax rate in 2008 is primarily due to (i) a $26 million decrease in the benefit of Section 45K tax credits due to the expiration of these tax credits at the end of 2007; and (ii) the impact of tax audit settlements. The settlement of tax audits reduced our provision for income taxes by $6 million during the first quarter of 2008 compared with a $16 million reduction of our provision for income taxes during the first quarter of 2007. The increase in our provision for income taxes when comparing the first quarter of 2008 with the prior year period is also due to the increase in our pre-tax income.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash, restricted trust and escrow accounts and debt obligations as of March 31, 2008 and December 31, 2007 (dollars in millions):

	March 31,	December 31,
	2008	2007

Cash and cash equivalents	$466	$348

Restricted trust and escrow accounts:
Tax-exempt bond funds	$94	$117
Closure, post-closure and environmental remediation funds	226	231
Debt service funds	48	47
Other	9	23

Total restricted trust and escrow accounts	$377	$418

Debt:
Current portion	$490	$329
Long-term portion	8,229	8,008

Total debt	$8,719	$8,337

Percentage of total debt at variable interest rates	36%	34%

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$124	$72

Changes in our outstanding debt balances from December 31, 2007 to March 31, 2008 can primarily be attributed to (i) $803 million of cash borrowings, including $594 million in net proceeds from the March 2008 issuance of $600 million of 6.1% senior notes; (ii) the cash repayment of $544 million of outstanding borrowings at their scheduled maturities; (iii) non-cash proceeds from tax-exempt borrowings of $49 million; (iv) a $52 million increase in the carrying value of our debt due to hedge accounting for interest rate swaps; and (v) the impacts of accounting for other non-cash changes in our balances due to foreign currency translation, interest and capital leases.

We plan to use a portion of the proceeds from the March 2008 senior note offering to repay $244 million of 8.75% senior notes that mature in 2018, but become callable by us in May 2008. On March 12, 2008, we notified note holders of our intention to call these notes in May 2008. Accordingly, these notes have been classified as current as of March 31, 2008. The $244 million of 8.75% senior notes was classified as long-term as of December 31, 2007 based on our intent and ability to refinance the debt on a long-term basis.

We have $1.1 billion of scheduled debt maturities during the next twelve months. We have classified $659 million of these borrowings as long-term as of March 31, 2008 based on our intent and ability to refinance these borrowings on a long-term basis.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three-month periods ended March 31 (in millions):

	Three Months
	Ended
	March 31,
	2008	2007

Net cash provided by operating activities	$561	$538

Net cash used in investing activities	$(200)	$(36)

Net cash used in financing activities	$(243)	$(645)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the first quarter of 2008 and the first quarter of 2007 are summarized below:

•	Earnings improvements — Our income from operations, net of depreciation and amortization, increased by $17 million, on a year-over-year basis, which positively affected our cash flows from operations in 2008.

•	Increased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $20 million higher on a year-over-year basis.

•	Increased cash from trade receivable collections — The change in our receivables balances, net of effects of acquisitions and divestitures, favorably affected the comparison of our cash flows from operations by approximately $15 million.

•	Decreased bonus payments — Our bonus payments for 2007, which were paid in the first quarter of 2008, were lower than bonus payments for 2006 paid in 2007 due to the relative strength of our financial performance against incentive plan measures in 2006 as compared with 2007. The comparative changes in our liabilities for bonuses favorably affected the comparison of our cash flow from operations by approximately $15 million.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the first quarter of 2008 and the first quarter of 2007 are summarized below:

•	Acquisitions and divestitures — Proceeds from divestitures (net of cash divested) and other sales of assets were $14 million in the first quarter of 2008 compared with $69 million in the first quarter of 2007. Our spending on acquisitions increased from $2 million in the first quarter of 2007 to $69 million in the first quarter of 2008. The decline in proceeds from divestitures and increase in acquisition spending reflect the shift from our focus on the divestiture of under-performing and non-strategic operations in 2007 to our current focus on accretive acquisitions and other investments that will contribute to improved future results of operations and enhance and expand our existing service offerings.

•	Capital expenditures and net receipts from restricted funds — We used $213 million during the first quarter of 2008 for capital expenditures compared with $272 million in the first quarter of 2007. Net funds received from our restricted trust and escrow accounts contributed $77 million to our investing activities in the first quarter of 2008 compared with $34 million the first quarter of 2007. This increase is generally due to the issuance of $49 million of tax-exempt bonds during the quarter to support our on-going capital needs.

•	Purchases and sales of short-term investments — Net sales of short-term investments provided $138 million of cash during the first quarter of 2007, which was used to contribute to the funding of our common stock repurchases, dividend payments and debt repayments. We did not hold any short-term investments at December 31, 2007 or during the first quarter of 2008.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the first quarter of 2008 and the first quarter of 2007 are summarized below:

•	Share repurchases and dividend payments — During the first quarter of 2008, we repurchased 9.1 million shares of our common stock in open market transactions for $293 million. Approximately $12 million of our first quarter 2008 share repurchases was paid in April 2008. We repurchased 14.7 million shares of our common stock for $511 million during the first quarter of 2007, of which approximately $24 million was paid in April 2007.

We paid $133 million in cash dividends in the first quarter of 2008 compared with $126 million in the first quarter of 2007. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.24 in 2007 to $0.27 in 2008, partially offset by a reduction in the number of our outstanding shares as a result of our share repurchase program.

Share repurchases and dividend payments during the remainder of 2008 will be made at the discretion of the Board of Directors and management, and will depend on various factors, including our net earnings, financial condition, cash required for future acquisitions and other factors the Board may deem relevant.

•	Net debt borrowings (repayments) — Net debt borrowings were $259 million for the three months ended March 31, 2008 and net debt repayments were $108 million for the three months ended March 31, 2007. The following summarizes our most significant cash borrowings and debt repayments made during each period (in millions):

	Three Months Ended
	March 31,
	2008	2007

Borrowings:
Revolving credit facility	$50	$—
Canadian credit facility	159	134
Senior Notes	594	—

	$803	$134

Repayments:
Revolving credit facility	$(350)	$—
Canadian credit facility	(168)	(145)
Tax exempt bonds	(3)	(52)
Capital leases and other debt	(23)	(45)

	$(544)	$(242)

Net borrowings (repayments)	$259	$(108)

•	Proceeds and tax benefits from the exercise of options and warrants — The exercise of common stock options and warrants and the related excess tax benefits generated a total of $12 million of financing cash inflows during the first quarter of 2008, compared with $41 million for the first quarter of 2007.

•	Change in cash overdraft position — Changes in our cash overdraft position are reflected as “Other” financing activities in the Condensed Consolidated Statement of Cash Flows. There are often significant changes in our overdraft positions at period ends, which are generally attributable to the timing of cash deposits.

Liquidity Impacts of Uncertain Tax Positions

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

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2008 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Information regarding our legal proceedings can be found under the “Litigation” section of Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007 in response to Item 1A to Part I of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Our Board of Directors has approved a capital allocation program that provides a maximum of $1,458 million in combined cash dividends and common stock repurchases in 2008. All of the common stock repurchases made in 2008 have been pursuant to this capital allocation program. The following table summarizes our first quarter 2008 activity:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

January 1 — 31	4,665,000	$31.24	4,665,000	$1,305 Million
February 1 — 29	1,693,476	$33.28	1,693,476	$1,248 Million
March 1 — 31	2,709,469	$33.38	2,709,469	$1,158 Million

Total	9,067,945	$32.26	9,067,945

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

(b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided net of the dividends declared and paid in the first quarter of 2008. However, this amount does not include the impact of dividend payments we expect to make throughout the remainder of 2008 as a result of future dividend declarations. The approximate maximum dollar value of shares that may yet be purchased under the program is not necessarily an indication of the amount we intend to repurchase during the remainder of the year. As discussed above, the amount of capital available for share repurchases and dividend payments during 2008 is $1,584 million. During the three months ended March 31, 2008, we paid $133 million in dividends.

Item 6.	Exhibits.

Exhibit
No.		Description

12	—	Computation of Ratio of Earnings to Fixed Charges.
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ ROBERT G. SIMPSON
Robert G. Simpson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ GREG A. ROBERTSON
Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: April 29, 2008

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