Form 10-Q
period 2008-06-30
WASTE MANAGEMENT INC
filed 2008-07-29
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 23, 2008 was 490,462,991 (excluding treasury shares of 139,819,470).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$210	$348
Accounts receivable, net of allowance for doubtful accounts of $40 and $46, respectively	1,685	1,674
Other receivables	219	218
Parts and supplies	111	103
Deferred income taxes	43	51
Other assets	142	86

Total current assets	2,410	2,480
Property and equipment, net of accumulated depreciation and amortization of $13,126 and $12,844, respectively	11,300	11,351
Goodwill	5,444	5,406
Other intangible assets, net	128	124
Other assets	768	814

Total assets	$20,050	$20,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$600	$656
Accrued liabilities	1,076	1,151
Deferred revenues	469	462
Current portion of long-term debt	435	329

Total current liabilities	2,580	2,598
Long-term debt, less current portion	7,958	8,008
Deferred income taxes	1,436	1,411
Landfill and environmental remediation liabilities	1,343	1,312
Other liabilities	709	744

Total liabilities	14,026	14,073

Minority interest in subsidiaries and variable interest entities	302	310

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,537	4,542
Retained earnings	5,371	5,080
Accumulated other comprehensive income	206	229
Treasury stock at cost, 140,118,710 and 130,163,692 shares, respectively	(4,398)	(4,065)

Total stockholders’ equity	5,722	5,792

Total liabilities and stockholders’ equity	$20,050	$20,175

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues	$3,489	$3,358	$6,755	$6,546

Costs and expenses:
Operating	2,181	2,092	4,273	4,126
Selling, general and administrative	358	343	726	696
Depreciation and amortization	318	322	615	632
Restructuring	—	1	—	10
(Income) expense from divestitures, asset impairments and unusual items	—	(33)	(2)	(32)

	2,857	2,725	5,612	5,432

Income from operations	632	633	1,143	1,114

Other income (expense):
Interest expense	(105)	(132)	(227)	(267)
Interest income	4	11	9	29
Equity in net earnings (losses) of unconsolidated entities	(2)	(22)	(4)	(46)
Minority interest	(13)	(11)	(20)	(21)
Other, net	1	1	1	2

	(115)	(153)	(241)	(303)

Income before income taxes	517	480	902	811
Provision for income taxes	199	142	343	235

Net income	$318	$338	$559	$576

Basic earnings per common share	$0.65	$0.65	$1.13	$1.10

Diluted earnings per common share	$0.64	$0.64	$1.13	$1.09

Cash dividends declared per common share	$0.27	$0.24	$0.54	$0.48

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months
	Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$559	$576
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	19	16
Depreciation and amortization	615	632
Deferred income tax provision	45	(38)
Minority interest	20	21
Equity in net (earnings) losses of unconsolidated entities, net of distributions	1	21
Net gain on disposal of assets	(21)	(16)
Effect of (income) expense from divestitures, asset impairments and unusual items	(2)	(32)
Excess tax benefits associated with equity-based transactions	(7)	(20)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(29)	5
Other current assets	(27)	(19)
Other assets	5	7
Accounts payable and accrued liabilities	(39)	(48)
Deferred revenues and other liabilities	(8)	(30)

Net cash provided by operating activities	1,131	1,075

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(127)	(46)
Capital expenditures	(486)	(481)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	38	216
Purchases of short-term investments	—	(743)
Proceeds from sales of short-term investments	—	803
Net receipts from restricted trust and escrow accounts	91	81
Other	(15)	(14)

Net cash used in investing activities	(499)	(184)

Cash flows from financing activities:
New borrowings	971	315
Debt repayments	(1,001)	(452)
Common stock repurchases	(401)	(683)
Cash dividends	(266)	(251)
Exercise of common stock options and warrants	32	111
Excess tax benefits associated with equity-based transactions	7	20
Minority interest distributions paid	(25)	(12)
Other	(88)	15

Net cash used in financing activities	(771)	(937)

Effect of exchange rate changes on cash and cash equivalents	1	2

Decrease in cash and cash equivalents	(138)	(44)
Cash and cash equivalents at beginning of period	348	614

Cash and cash equivalents at end of period	$210	$570

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Treasury Stock
	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts

Balance, December 31, 2006	630,282	$6	$4,513	$4,410	$129	(96,599)	$(2,836)
Net income	—	—	—	1,163	—	—	—
Cash dividends declared	—	—	—	(495)	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	—	—	30	(2)	—	6,067	182
Common stock repurchases	—	—	—	—	—	(39,946)	(1,421)
Unrealized losses resulting from changes in fair values of derivative instruments, net of taxes of $22	—	—	—	—	(34)	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $30	—	—	—	—	47	—	—
Unrealized losses on marketable securities, net of taxes of $3	—	—	—	—	(5)	—	—
Translation adjustment of foreign currency statements	—	—	—	—	89	—	—
Change in funded status of defined benefit plan liabilities, net of taxes of $3	—	—	—	—	3	—	—
Cumulative effect of change in accounting principle	—	—	—	4	—	—	—
Other	—	—	(1)	—	—	314	10

Balance, December 31, 2007	630,282	$6	$4,542	$5,080	$229	(130,164)	$(4,065)
Net income	—	—	—	559	—	—	—
Cash dividends declared	—	—	—	(266)	—	—	—
Equity-based compensation transactions, net of taxes	—	—	(5)	(2)	—	2,225	70
Common stock repurchases	—	—	—	—	—	(12,185)	(403)
Unrealized losses resulting from changes in fair values of derivative instruments, net of taxes of $2	—	—	—	—	(3)	—	—
Realized gains on derivative instruments reclassified into earnings, net of taxes of $0	—	—	—	—	(1)	—	—
Unrealized losses on marketable securities, net of taxes of $1	—	—	—	—	(2)	—	—
Translation adjustment of foreign currency statements	—	—	—	—	(17)	—	—
Other	—	—	—	—	—	5	—

Balance, June 30, 2008	630,282	$6	$4,537	$5,371	$206	(140,119)	$(4,398)

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

The Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Accounting Change — In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, we adopted SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis. Our adoption of SFAS No. 157 during the first quarter of 2008 resulted in the recognition of a $6 million charge to operating expenses and a corresponding $3 million credit to minority interest expense for the re-measurement of the fair value of environmental remediation recovery assets accounted for in accordance with Statement of Position No. 96-1, Environmental Remediation Liabilities. The

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of SFAS No. 157 did not materially affect our consolidated financial position, results of operations or cash flows. Refer to Note 11 for information about our fair value measurements.

Reclassification of Segment Information — In the second quarter of 2008, we realigned our Midwest and Western Group organizations to facilitate improved business execution. We moved certain Canadian business operations in the Western Group to the Midwest Group. We have reflected the impact of this realignment for all periods presented to provide financial information that consistently reflects our current approach to managing our operations. Refer to Note 9 for information about our reportable segments.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2008			December 31, 2007
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$101	$43	$144	$106	$44	$150
Long-term	1,109	234	1,343	1,072	240	1,312

	$1,210	$277	$1,487	$1,178	$284	$1,462

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2007 and the six months ended June 30, 2008 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2006	$1,121	$268
Obligations incurred and capitalized	54	—
Obligations settled	(64)	(33)
Interest accretion	74	9
Revisions in estimates	(13)	35
Acquisitions, divestitures and other adjustments	6	5

December 31, 2007	1,178	284
Obligations incurred and capitalized	26	—
Obligations settled	(24)	(17)
Interest accretion	37	4
Revisions in estimates	(7)	7
Acquisitions, divestitures and other adjustments	—	(1)

June 30, 2008	$1,210	$277

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $223 million at June 30, 2008, and is primarily included as long-term “Other assets” in our Condensed Consolidated Balance Sheet.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

Debt

The following table summarizes the major components of debt at each balance sheet date (in millions):

	June 30,	December 31,
	2008	2007

Revolving credit facility (weighted average interest rate of 5.4% at December 31, 2007)	$—	$300
Letter of credit facilities	—	—
Canadian credit facility (weighted average interest rate of 4.0% at June 30, 2008 and 5.3% at December 31, 2007)	290	336
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.0% to 7.75% (weighted average interest rate of 6.8% at June 30, 2008 and 7.0% at December 31, 2007)	4,919	4,584
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 1.5% to 7.4% (weighted average interest rate of 3.8% at June 30, 2008 and 4.4% at December 31, 2007)	2,607	2,533
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 1.3% to 9.3% (weighted average interest rate of 5.0% at June 30, 2008 and 5.3% at December 31, 2007)	288	290
Capital leases and other, maturing through 2031, interest rates up to 12%	289	294

Total long-term debt	8,393	8,337
Current portion of long-term debt	435	329

Long-term debt, less current portion	$7,958	$8,008

We have $1.4 billion of scheduled debt maturities during the next twelve months. We have classified $951 million of these borrowings as long-term as of June 30, 2008 based on our intent and ability to refinance these borrowings on a long-term basis.

The significant changes in our debt balances from December 31, 2007 to June 30, 2008 are related to the following:

•	Revolving credit facility — We repaid $50 million of the outstanding borrowings with available cash and repaid the remaining $250 million of outstanding borrowings with proceeds from the issuance of senior notes as discussed below.

•	Canadian credit facility — Approximately $374 million of advances matured, of which $47 million were repaid with available cash and the remaining $327 million were renewed under the terms of the credit facility. As of December 31, 2007 and June 30, 2008, $281 million and $271 million, respectively, of these advances were classified as long-term based on our intent and ability to refinance the obligations on a long-term basis under the terms of the facility.

•	Senior notes — We issued $600 million of 6.1% senior notes due March 15, 2018. The net proceeds from the debt issuance were $594 million. A portion of the proceeds from this offering was used to repay $250 million of outstanding borrowings under the revolving credit facility. In addition, we used proceeds from this offering to repay $244 million of 8.75% senior notes that would have matured in 2018. We repaid these notes in May 2008, recognizing a net credit to interest expense of approximately $10 million for the immediate recognition of fair value adjustments associated with terminated interest rate swaps that had been deferred and were being amortized over the life of the debt.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with our issuance of the senior notes, we executed interest rate swap contracts with a total notional value of $200 million. We designated these fixed-to-floating interest rate swap agreements as fair value hedges, resulting in all fair value adjustments being reflected as a component of the carrying value of the underlying debt. For information related to the fair value of our interest rate derivatives, refer to Note 11.

We have $386 million of 6.5% senior notes that mature in November 2008. As of December 31, 2007 and June 30, 2008, $310 million and $386 million, respectively, of these notes was classified as long-term based on our intent and ability to refinance the obligation on a long-term basis. In addition, we have $500 million of 6.875% senior notes that mature in May 2009. As of June 30, 2008, $294 million of these notes was classified as long-term based on our intent and ability to refinance the obligation on a long-term basis. Although we intend to refinance both of these obligations on a long-term basis, our classification of the borrowings as long-term as of December 31, 2007 and June 30, 2008 was limited by the available capacity of our $2.4 billion revolving credit facility at each balance sheet date.

•	Tax-exempt bonds — We issued $79 million of tax-exempt bonds during the six months ended June 30, 2008. The proceeds from the issuance of the bonds were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. Accordingly, the restricted funds provided by these financing activities have not been included in “New Borrowings” in our Condensed Consolidated Statement of Cash Flows. During the six months ended June 30, 2008, $5 million of our tax-exempt bonds were repaid with available cash or restricted tax-exempt bond funds.

4.	Income Taxes

Our effective tax rates for the three and six months ended June 30, 2008 were 38.4% and 38.0%, respectively, compared with 29.7% and 29.0% for the three and six months ended June 30, 2007, respectively. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2008 is primarily due to the unfavorable impact of state and local income taxes, which was offset, in part, by the favorable impacts of tax audit settlements and the true-up of our 2007 non-conventional fuel tax credits.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2007 is primarily due to the effects of the favorable impact of non-conventional fuel tax credits and tax audit settlements, discussed below, which were partially offset by the unfavorable impact of state and local income taxes and nondeductible goodwill associated with divestitures. In addition, during the second quarter of 2007, we recognized tax benefits related to scheduled tax rate reductions in Canada and an $8 million benefit from state tax credits, both of which resulted in the revaluation of our related deferred tax balances.

We evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

Tax audit settlements — The settlement of tax audits during the three and six months ended June 30, 2008, resulted in reductions in our provision for income taxes of $7 million and $13 million, respectively. The settlement of tax audits during the three and six months ended June 30, 2007, resulted in reductions in our provision for income taxes of $11 million and $27 million, respectively.

Non-conventional fuel tax credits — The favorable impact of non-conventional fuel tax credits on our 2007 effective tax rate was derived from our investments in two coal-based, synthetic fuel production facilities and our landfill gas-to-energy projects. The fuel generated from the facilities and our landfill gas-to-energy projects qualified for tax credits through 2007 pursuant to Section 45K of the Internal Revenue Code. Our recorded taxes for the three and six months ended June 30, 2007 included benefits of $29 million and $58 million, respectively, from Section 45K tax credits.

Our effective tax rate for the three and six months ended June 30, 2007 reflected our expectations for the phase-out of 29% of Section 45K tax credits generated during 2007. As of December 31, 2007, our estimate of the 2007

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

phase-out rate had increased to 69%. In April 2008, the IRS published the phase-out percentage that must be applied to Section 45K tax credits generated in 2007, which was 67.2%. Our provision for income taxes for the first quarter of 2008 includes an adjustment of our 2007 year-end estimate to the final 2007 phase-out, which resulted in the recognition of a $3 million benefit.

The tax credits generated by our investments in the synthetic fuel production facilities are offset, in part, by the recognition of our pro-rata share of the facilities’ losses, which are recognized as “Equity in net losses of unconsolidated entities.” The following table summarizes the impact of our investments in the Facilities on our Condensed Consolidated Statements of Operations (in millions) for the periods presented:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Equity in net losses of unconsolidated entities	$(1)	$(24)	$(3)	$(51)
Benefit from income taxes	1	31	4	64

Net income	$—	$7	$1	$13

The significant decline in the equity losses and associated tax benefits of the Facilities in 2008 as compared with the prior year is due to the expiration of our investments and Section 45K tax credits at the end of 2007.

Canada statutory rate change — During the second quarter of 2007, the Canadian federal government enacted tax rate reductions. Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, requires that deferred tax balances be revalued to reflect the tax rate changes. The revaluations resulted in a $3 million tax benefit for the three and six months ended June 30, 2007.

5.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$318	$338	$559	$576

Other comprehensive income (loss):
Unrealized gains (losses) resulting from changes in fair values of derivative instruments, net of taxes	(9)	(18)	(3)	(22)
Realized (gains) losses on derivative instruments reclassified into earnings, net of taxes	4	22	(1)	25
Unrealized gains (losses) on marketable securities, net of taxes	(1)	—	(2)	—
Translation adjustment of foreign currency statements	5	43	(17)	48

Other comprehensive income (loss)	(1)	47	(23)	51

Comprehensive income	$317	$385	$536	$627

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income were as follows (in millions):

	June 30,	December 31,
	2008	2007

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(24)	$(20)
Accumulated unrealized gain on marketable securities, net of taxes	3	5
Cumulative translation adjustment of foreign currency statements	223	240
Underfunded post-retirement benefit obligations, net of taxes	4	4

	$206	$229

6.	Earnings Per Share

Basic and diluted earnings per common share were computed using the following common share data (shares in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Number of common shares outstanding at end of period	490.2	518.9	490.2	518.9
Effect of using weighted average common shares outstanding	0.5	0.1	3.1	5.3

Weighted average basic common shares outstanding	490.7	519.0	493.3	524.2
Dilutive effect of equity-based compensation awards, warrants and other contingently issuable shares	3.9	4.9	3.3	4.9

Weighted average diluted common shares outstanding	494.6	523.9	496.6	529.1

Potentially issuable shares	16.5	20.2	16.5	20.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.9	2.8	1.9	3.1

7.	Commitments and Contingencies

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We also have guaranteed the obligations of and provided indemnification to third parties in the ordinary course of business. Guarantee agreements outstanding as of June 30, 2008 include guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $10 million; agreements guaranteeing the market value of homeowners’ properties adjacent to landfills; and the guarantee of interest rate swap obligations of the funding entity in connection with our letter of credit facility. Our indemnification obligations generally provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. We do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements are accounted for as incurred.

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

Estimating our degree of responsibility for remediation of a particular site is inherently difficult and determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $155 million higher than the $277 million recorded in the Condensed Consolidated Financial Statements as of June 30, 2008. Our ongoing review of our remediation liabilities could result in revisions that could cause upward or downward adjustments to income from operations. These adjustments could also be material in any given period.

As of June 30, 2008, we had been notified by the government that we are a PRP in connection with 75 locations listed on the EPA’s National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own were initially developed by others as landfill disposal facilities. The NPL sites are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund. CERCLA generally provides for liability for those parties owning, operating, transporting to or disposing at the sites. Proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and remediation, which costs could be substantial and could have a material adverse effect on our consolidated financial statements. At some of the sites at which we have been identified as a PRP, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters potentially could have a material adverse effect on our consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation — In April 2002, two former participants in WM Holdings’ ERISA plans filed a lawsuit in the U.S. District Court for the District of Columbia in a case entitled William S. Harris, et al. v. James E. Koenig, et al. The lawsuit named as defendants WM Holdings; various members of WM Holdings’ Board of Directors prior to the acquisition of WM Holdings by WMI, including Pastora San Juan Cafferty, Steven Rothmeier and John C. Pope, each of whom is currently a director of WMI; the Administrative Committee of WM Holdings’ ERISA plans and its individual members, which included former officers and directors of WM Holdings; various members of the Administrative Committee of WMI’s ERISA plans, including former officers of WMI; various members of the Investment Committee of WMI’s ERISA plans, including former officers of WMI and Robert G. Simpson; and State Street Bank & Trust, the trustee and investment manager of WMI’s ERISA plans. The lawsuit attempts to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the securities class action against WM Holdings that was settled in 1998 and the securities class action against WMI that was settled in 2001. Subsequently, the issues related to the latter class action have been dropped as to WMI and all of its current and former officers and directors, including Mr. Simpson. The case is ongoing with respect to the other defendants, including Ms. Cafferty, Mr. Rothmeier and Mr. Pope, in their capacities as former directors of WM Holdings. All of the defendants intend to defend themselves vigorously.

There are two separate wage and hour lawsuits pending against us in California, each seeking class certification. The actions have recently been coordinated to proceed in San Diego County. Both lawsuits make the same general allegations that the defendants failed to comply with certain California wage and hour laws, including allegedly failing to provide meal and rest periods, and failing to properly pay hourly and overtime wages. We deny the plaintiffs’ claims and intend to vigorously defend these matters. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can possible damages, if any, be reasonably estimated.

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

WMI’s charter and bylaws currently require indemnification of its officers and directors if statutory standards of conduct have been met and allow the advancement of expenses to these individuals upon receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not meet the required standards of conduct. Additionally, WMI has entered into separate indemnification agreements with each of the members of its Board of Directors as well as its Chief Executive Officer, its President and its Chief Financial Officer. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings, including the Harris lawsuit mentioned above, that may be brought against its former or current officers, directors and employees.

On March 20, 2008, we filed a lawsuit in state court in the Southern District of Texas against SAP AG and SAP America, Inc., alleging fraud and breach of contract. The lawsuit relates to our 2005 software license from SAP for a waste and recycling revenue management system and agreement for SAP to implement the software on a fixed-fee basis. We have alleged that SAP contracted to provide software that would not need to be customized or enhanced and that the software would be fully implemented throughout the Company in 18 months. We are pursuing all legal remedies, including recovery of all payments we have made, costs we have incurred and savings not realized. SAP recently filed a general denial to the suit. We will vigorously pursue all claims available.

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

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. The following are the four matters pending as of June 30, 2008 that are disclosed in accordance with that requirement:

On April 4, 2006, the EPA issued a Finding and Notice of Violation (“FNOV”) to Waste Management of Hawaii, Inc., an indirect wholly-owned subsidiary of WMI, and to the County of Hawaii for alleged violations of the federal Clean Air Act. The alleged violations were based on the failure to submit certain reports required by the EPA, including annual reports calculating the quantities of certain emissions from the West Hawaii Landfill on the Big Island. The FNOV did not propose a penalty amount and the parties have been in confidential settlement negotiations. Pursuant to an indemnity agreement, any penalty assessed will be paid by the Company, and not by the County.

The EPA also issued an FNOV to Waste Management of Hawaii, Inc. and to the City and County of Honolulu for alleged violations of the federal Clean Air Act, based on alleged failure to submit certain reports and design plans required by the EPA, and the failure to begin and timely complete the installation of a gas collection and control system for the Waimanalo Gulch Sanitary Landfill on Oahu. The FNOV did not propose a penalty amount and the parties have been in confidential settlement negotiations. Pursuant to an indemnity agreement, any penalty assessed will be paid by the Company, and not by the City and County of Honolulu.

On March 17, 2008, Chemical Waste Management, LLC, an indirect wholly-owned subsidiary of WMI, received a proposed Order on Consent and Complaint from the New York State Department of Environmental Conservation (“DEC”) alleging violations under the Resource Conservation and Recovery Act that were either self-reported by Chemical Waste or observed during DEC inspections involving handling, disposal and transportation-related activities. The Order provided for a civil penalty in the amount of $240,250 and covers the period from November 2000 through January 2007. Subsequently, at the request of Chemical Waste, the DEC agreed to amend its proposed Order to include an alleged stormwater violation with a total proposed penalty of $290,000. The parties are engaged in confidential settlement discussions involving the alleged violations and amount of the penalty.

By letter dated September 22, 2006, the Pennsylvania Department of Environmental Protection proposed a Consent Agreement and Order to Shade Landfill, Inc., an indirect wholly-owned subsidiary of WMI, to address boron effluent values in excess of the landfill’s discharge permits between 2002 and 2006. The proposed Consent Agreement and Order included a proposed penalty of $200,000. The parties are in confidential settlement negotiations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multi-employer, defined benefit pension plans — We have collective bargaining agreements with various union locals across the United States. As a result of many of these agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multi-employer, defined benefit pension plans for the affected employees, including the Central States Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”). In March 2008, the Central States Pension Plan reported that it has adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008, which placed the Central States Pension Plan in “critical status,” as defined by the Pension Protection Act of 2006. In connection with our ongoing re-negotiation of various collection bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. We do not believe that our withdrawal from any of these plans, individually or in the aggregate, would have a material adverse effect on our financial condition or liquidity. However, our decision to withdraw from the plans could have a material adverse effect on our results of operations for the period in which any such withdrawal were recorded.

Tax matters — In the second quarter of 2008, we concluded the IRS audit of the 2006 tax year and recognized a $4 million net benefit as a reduction to our provision for income taxes. We are currently in the examination phase of IRS audits for the years 2007 and 2008. We expect the 2007 audit to be completed within the next six months and the 2008 audit to be completed within the next 18 months. Audits associated with state and local jurisdictions date back to 1999 and examinations associated with Canada date back to 2002. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

We have approximately $2.9 billion of tax-exempt financings as of June 30, 2008. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code, which exempt from taxation the interest income earned by the bondholders in the transactions. The requirements of the Code can be complex, and failure to comply with these requirements could cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code and applicable regulations. It is possible that an adverse determination by the IRS could have a material adverse effect on the Company’s cash flows and results of operations.

8.	Restructuring

In the first quarter of 2007, we restructured certain operations and functions resulting in the recognition of a charge of $9 million. We incurred an additional $1 million of costs for this restructuring during the second quarter of 2007, increasing the pre-tax costs incurred to date to $10 million. Approximately $7 million of our restructuring costs was incurred by our Corporate organization, $2 million was incurred by our Midwest Group and $1 million was incurred by our Western Group. These charges included $8 million for employee severance and benefit costs and $2 million related to operating lease agreements.

Through June 30, 2008, we had paid $7 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the first quarter of 2009.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

managed by Wheelabrator, recycling services and other services to commercial, industrial, municipal and residential customers throughout the United States and in Puerto Rico and Canada. The operations not managed through our six operating Groups are presented herein as “Other.”

During the second quarter of 2008, we realigned our Midwest and Western Group organizations to facilitate improved business execution. We reassigned responsibility for the management of certain Canadian business operations in the Western Group to the Midwest Group. The prior period segment information provided in the following table has been reclassified to reflect the impact of our realignment to provide financial information that consistently reflects our current approach to managing our operations.

Summarized financial information concerning our reportable segments for the three and six months ended June 30 is shown in the following tables (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues	Revenues	Operations

June 30, 2008
Eastern	$845	$(162)	$683	$141
Midwest	838	(130)	708	139
Southern	940	(128)	812	214
Western	848	(110)	738	163
Wheelabrator	225	(19)	206	77
WMRA	275	(5)	270	23
Other	81	(9)	72	(14)

	4,052	(563)	3,489	743
Corporate and Other	—	—	—	(111)

Total	$4,052	$(563)	$3,489	$632

June 30, 2007
Eastern	$849	$(171)	$678	$152
Midwest	811	(132)	679	131
Southern	928	(138)	790	208
Western	845	(115)	730	167
Wheelabrator	219	(17)	202	79
WMRA	230	(5)	225	22
Other	71	(17)	54	(13)

	3,953	(595)	3,358	746
Corporate and Other	—	—	—	(113)

Total	$3,953	$(595)	$3,358	$633

Six Months Ended:
June 30, 2008
Eastern	$1,604	$(299)	$1,305	$255
Midwest	1,571	(241)	1,330	237
Southern	1,853	(254)	1,599	428
Western	1,658	(215)	1,443	312
Wheelabrator	438	(41)	397	135
WMRA	550	(11)	539	43
Other	159	(17)	142	(29)

	7,833	(1,078)	6,755	1,381
Corporate and Other	—	—	—	(238)

Total	$7,833	$(1,078)	$6,755	$1,143

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Six Months Ended:	Revenues	Revenues	Revenues	Operations

June 30, 2007
Eastern	$1,639	$(317)	$1,322	$272
Midwest	1,524	(246)	1,278	235
Southern	1,847	(275)	1,572	416
Western	1,663	(222)	1,441	315
Wheelabrator	427	(34)	393	115
WMRA	445	(10)	435	41
Other	138	(33)	105	(21)

	7,683	(1,137)	6,546	1,373
Corporate and Other	—	—	—	(259)

Total	$7,683	$(1,137)	$6,546	$1,114

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

From time to time, the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. In addition to the impacts of “(Income) Expense from Divestitures, Asset Impairments and Unusual Items,” which are discussed in Note 10, the following items have significantly affected the operating results of our segments during the periods presented:

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

(Income) expense from divestitures (including held-for-sale impairments) — We recognized $2 million of net gains on divestitures during the six months ended June 30, 2008 related to the divestiture of operations in our Southern Group. Total proceeds from divestitures completed during the six months ended June 30, 2008 were $4 million. Proceeds received were largely the result of a non-monetary exchange of businesses.

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

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As of June 30, 2008, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$359	$359	$—	$—
Interest rate derivatives	5	—	5	—
Environmental remediation recovery assets	28	—	28	—

Total assets	$392	$359	$33	$—

Liabilities:
Interest rate derivatives	$26	$—	$26	$—
Foreign currency derivatives	28	—	28	—
Commodity derivatives	9	—	9	—

Total liabilities	$63	$—	$63	$—

12.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WMI’s senior indebtedness. WMI has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WMI’s other subsidiaries have

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guaranteed any of WMI’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$167	$—	$43	$—	$210
Other current assets	4	—	2,196	—	2,200

	171	—	2,239	—	2,410
Property and equipment, net	—	—	11,300	—	11,300
Investments in and advances to affiliates	10,079	11,007	603	(21,689)	—
Other assets	29	14	6,297	—	6,340

Total assets	$10,279	$11,021	$20,439	$(21,689)	$20,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$218	$—	$217	$—	$435
Accounts payable and other current liabilities	81	17	2,047	—	2,145

	299	17	2,264	—	2,580
Long-term debt, less current portion	4,234	634	3,090	—	7,958
Other liabilities	24	1	3,463	—	3,488

Total liabilities	4,557	652	8,817	—	14,026
Minority interest in subsidiaries and variable interest entities	—	—	302	—	302
Stockholders’ equity	5,722	10,369	11,320	(21,689)	5,722

Total liabilities and stockholders’ equity	$10,279	$11,021	$20,439	$(21,689)	$20,050

December 31, 2007

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$416	$—	$—	$(68)	$348
Other current assets	—	—	2,132	—	2,132

	416	—	2,132	(68)	2,480
Property and equipment, net	—	—	11,351	—	11,351
Investments in and advances to affiliates	9,617	10,622	173	(20,412)	—
Other assets	28	15	6,301	—	6,344

Total assets	$10,061	$10,637	$19,957	$(20,480)	$20,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$129	$—	$200	$—	$329
Accounts payable and other current liabilities	79	22	2,236	(68)	2,269

	208	22	2,436	(68)	2,598
Long-term debt, less current portion	4,034	889	3,085	—	8,008
Other liabilities	27	2	3,438	—	3,467

Total liabilities	4,269	913	8,959	(68)	14,073
Minority interest in subsidiaries and variable interest entities	—	—	310	—	310
Stockholders’ equity	5,792	9,724	10,688	(20,412)	5,792

Total liabilities and stockholders’ equity	$10,061	$10,637	$19,957	$(20,480)	$20,175

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,489	$—	$3,489
Costs and expenses	—	—	2,857	—	2,857

Income from operations	—	—	632	—	632

Other income (expense):
Interest income (expense)	(68)	(3)	(30)	—	(101)
Equity in subsidiaries, net of taxes	361	363	—	(724)	—
Minority interest	—	—	(13)	—	(13)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(1)	—	(1)

	293	360	(44)	(724)	(115)

Income before income taxes	293	360	588	(724)	517
Provision for (benefit from) income taxes	(25)	(1)	225	—	199

Net income	$318	$361	$363	$(724)	$318

Three Months Ended June 30, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,358	$—	$3,358
Costs and expenses	—	—	2,725	—	2,725

Income from operations	—	—	633	—	633

Other income (expense):
Interest income (expense)	(74)	(16)	(31)	—	(121)
Equity in subsidiaries, net of taxes	385	395	—	(780)	—
Minority interest	—	—	(11)	—	(11)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(21)	—	(21)

	311	379	(63)	(780)	(153)

Income before income taxes	311	379	570	(780)	480
Provision for (benefit from) income taxes	(27)	(6)	175	—	142

Net income	$338	$385	$395	$(780)	$338

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$6,755	$—	$6,755
Costs and expenses	—	—	5,612	—	5,612

Income from operations	—	—	1,143	—	1,143

Other income (expense):
Interest income (expense)	(136)	(19)	(63)	—	(218)
Equity in subsidiaries, net of taxes	645	657	—	(1,302)	—
Minority interest	—	—	(20)	—	(20)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(3)	—	(3)

	509	638	(86)	(1,302)	(241)

Income before income taxes	509	638	1,057	(1,302)	902
Provision for (benefit from) income taxes	(50)	(7)	400	—	343

Net income	$559	$645	$657	$(1,302)	$559

Six Months Ended June 30, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$6,546	$—	$6,546
Costs and expenses	—	—	5,432	—	5,432

Income from operations	—	—	1,114	—	1,114

Other income (expense):
Interest income (expense)	(147)	(33)	(58)	—	(238)
Equity in subsidiaries, net of taxes	669	690	—	(1,359)	—
Minority interest	—	—	(21)	—	(21)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(44)	—	(44)

	522	657	(123)	(1,359)	(303)

Income before income taxes	522	657	991	(1,359)	811
Provision for (benefit from) income taxes	(54)	(12)	301	—	235

Net income	$576	$669	$690	$(1,359)	$576

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$559	$645	$657	$(1,302)	$559
Equity in earnings of subsidiaries, net of taxes	(645)	(657)	—	1,302	—
Other adjustments	(9)	(15)	596	—	572

Net cash provided by (used in) operating activities	(95)	(27)	1,253	—	1,131

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(127)	—	(127)
Capital expenditures	—	—	(486)	—	(486)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	38	—	38
Net receipts from restricted trust and escrow accounts and other, net	—	—	76	—	76

Net cash used in investing activities	—	—	(499)	—	(499)

Cash flows from financing activities:
New borrowings	644	—	327	—	971
Debt repayments	(350)	(244)	(407)	—	(1,001)
Common stock repurchases	(401)	—	—	—	(401)
Cash dividends	(266)	—	—	—	(266)
Exercise of common stock options and warrants	32	—	—	—	32
Minority interest distributions paid and other	6	—	(112)	—	(106)
(Increase) decrease in intercompany and investments, net	181	271	(520)	68	—

Net cash provided by (used in) financing activities	(154)	27	(712)	68	(771)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(249)	—	43	68	(138)
Cash and cash equivalents at beginning of period	416	—	—	(68)	348

Cash and cash equivalents at end of period	$167	$—	$43	$—	$210

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

SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for the Company beginning January 1, 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The adoption of SFAS No. 160 will not have a material impact on our Condensed Consolidated Financial Statements. However, it could impact our accounting for future transactions.

14.	Subsequent Event

On June 23, 2008, Republic Services, Inc. and Allied Waste Industries, Inc. announced that they had entered into a definitive merger agreement, pursuant to which each 1.00 share of Allied would receive 0.45 shares of Republic. Their merger agreement provided that neither Republic nor Allied would actively solicit third-party acquisition proposals, but that either party could provide information to and engage in discussions with a third party if the Board of Directors of the company receiving the proposal determined that the proposal either constitutes, or could reasonably be expected to lead to, a Superior Proposal (as defined in the agreement).

On July 14, 2008, we announced that we had made a proposal to the Board of Directors of Republic to acquire all of Republic’s outstanding shares of common stock for $34.00 per share, or $6.2 billion based on shares outstanding as of June 30, 2008, in an all-cash merger, a proposal we believe constituted a Superior Proposal.

On July 18, 2008, Republic announced that its Board of Directors had determined that our proposal did not constitute, and could not reasonably be expected to lead to, a Superior Proposal, and, as a result, Republic’s Board of Directors had declined to authorize Republic to provide us with information or engage in discussions and negotiations with us. We are disappointed in the Republic Board of Directors’ unwillingness to consider our proposal as one that could reasonably be expected to lead to a Superior Proposal. On July 24, 2008, we announced that we had made a filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 relating to purchases of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of Republic. The filing also initiates the Department of Justice’s expected antitrust review of our proposed merger transaction with Republic and starts the applicable waiting period.

On July 28, 2008, Republic announced that it had taken steps intended to ensure that all Republic stockholders are treated equally in a transaction involving Republic. These steps included the adoption of a stockholder rights plan; the waiver of Section 203 of the Delaware General Corporation Law as it relates to Cascade Investments, LLC, a major stockholder of Republic; and amendments to Republic’s bylaws to provide for advance notice of stockholders’ actions by written consents. As we announced on July 28, 2008, these actions do not change our focus on acquiring Republic.

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

Some of the risks that we face and that could affect our business and financial statements for 2008 and beyond include the following:

•	competition may negatively affect our profitability or cash flows, our price increases may have negative effects on volumes, and price roll-backs and lower than average pricing to retain and attract customers may negatively affect our yield on base business;

•	we may be unable to maintain or expand margins if we are unable to control costs or raise prices;

•	we may not be able to successfully execute or continue our operational or other margin improvement plans and programs, including pricing increases; passing on increased costs to our customers; reducing costs due to our operational improvement programs; and divesting under-performing assets and purchasing accretive businesses, any of which could negatively affect our revenues and margins;

•	weather conditions cause our quarter-to-quarter results to fluctuate, and harsh weather or natural disasters may cause us to temporarily shut down operations;

•	inflation, higher interest rates and other general and local economic conditions may negatively affect the volumes of waste generated, our financing costs and other expenses;

•	possible changes in our estimates of costs for site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory requirements may increase our expenses;

•	regulations may negatively impact our business by, among other things, restricting our operations, increasing costs of operations or requiring additional capital expenditures;

•	climate change legislation, including possible limits on carbon emissions, may negatively impact our results of operations by increasing expenses related to tracking, measuring and reporting our greenhouse emissions and increasing operating costs and capital expenditures that may be required to comply with any such legislation;

•	if we are unable to obtain and maintain permits needed to open, operate, and/or expand our facilities, our results of operations will be negatively impacted;

•	limitations or bans on disposal or transportation of out-of-state, cross-border, or certain categories of waste, as well as mandates on the disposal of waste, can increase our expenses and reduce our revenue;

•	fuel price increases or fuel supply shortages may increase our expenses or restrict our ability to operate;

•	increased costs to obtain financial assurance or the inadequacy of our insurance coverages could negatively impact our liquidity and increase our liabilities;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	fluctuating commodity prices may have negative effects on our operating revenue and expenses;

•	trends toward recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have negative effects on volumes of waste going to landfills and waste-to-energy facilities;

•	efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have been chosen to be represented by unions, which could lead to labor disruptions, including strikes and lock-outs, which could adversely affect our results of operations and cash flows;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs, limit our ability to conduct or expand our operations, or limit our ability to execute our business plans and strategies;

•	problems with the operation of our current information technology or the development and deployment of new information systems could decrease our efficiencies, increase our costs, or lead to an impairment charge;

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations; and

•	we may reduce or eliminate our dividend or share repurchase program or we may need to raise additional capital if cash flows are less than we expect or capital expenditures or acquisition spending are more than we expect, and we may not be able to obtain any needed capital on acceptable terms.

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

We are the leading provider of integrated waste services in North America. Using our vast network of assets and employees, we provide a comprehensive range of waste management services. Through our subsidiaries we provide collection, transfer, recycling, disposal and waste-to-energy services. In providing these services, we actively pursue projects and initiatives that we believe make a positive difference for our environment, including using waste-to-energy technology to convert solid waste into clean, renewable electric power; expanding our network of material recovery facilities to promote recycling efforts as a means to protecting natural resources and conserving energy; and recovering and processing the methane gas produced naturally by landfills into a renewable energy source. Our customers include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities and governmental entities.

Overview

We had a strong second quarter, evidenced by internal revenue growth of 3.2%, income from operations of $632 million, or 18.1% of revenues, and diluted earnings per common share of $0.64. In comparing the results of the current period with the second quarter of 2007, income from operations decreased from $633 million for the second quarter of 2007 to $632 million in the current period. However, when excluding $33 million of net gains on divestitures and $1 million of restructuring charges recognized last year, our income from operations improved by over 5%. We believe that comparing our results without the impact of the 2007 gains on divestitures and restructuring charges is helpful in assessing the achievements we have made because these items are not reflective of our ongoing operations. We also believe that our financial results this quarter are particularly impressive given the strong headwinds we have faced. The most significant challenges of the current quarter were record high fuel prices and volume declines due to pricing competition, the general slowdown in the economy and the sharp decline in residential construction in many parts of the country.

Our revenues increased by $131 million, or 3.9%, in the second quarter of 2008, as compared with the prior year period. Our internal revenue growth from yield on base business was 3.1%, which marks the sixth consecutive quarter where this key metric has exceeded three percent. Higher fuel surcharge revenue contributed 2.2% of internal revenue growth, and higher commodity prices provided an additional 1.7%, resulting in total internal revenue growth from yield of 7.0%. Internal revenue growth from yield was offset, in part, by a 3.8% decline in volume-related revenues.

Our operating costs increased by $89 million, or 4.3% in the current period. The increased costs were primarily as a result of (i) record high fuel prices, which resulted in higher direct fuel costs and higher subcontractor costs; and (ii) increased costs of good sold caused by higher commodity prices. The impacts of higher fuel costs and commodity prices largely offset the margin expansion provided by our continued success in reducing or maintaining our other costs. Our operating costs as a percentage of revenue remained relatively flat, increasing from 62.3% in the second quarter of 2007 to 62.5% in the current period, which we believe is encouraging given the current environment in which we are operating.

Our selling, general and administrative costs increased by $15 million, or 4.4%, in the second quarter of 2008 as compared with the prior year period. The cost increase was primarily a result of higher compensation expense and increased costs associated with our sales efforts and other employee and customer initiatives. Given our ability to continue to increase our revenues in the current economic environment, we believe these were costs well spent. As a percentage of revenue, our selling, general and administrative costs were flat, at 10.3% in the current period compared with 10.2% in the prior year period.

We calculate free cash flow as shown in the table below (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net cash provided by operating activities	$570	$537	$1,131	$1,075
Capital expenditures	(273)	(209)	(486)	(481)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	24	147	38	216

Free cash flow(a)	$321	$475	$683	$810

(a)	We have included free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business and believe it is indicative of our ability to pay our quarterly dividends, repurchase our common stock and fund acquisitions and other investments. Free cash flow is not intended to replace the GAAP measure of “Net cash provided by operating activities”, which is the most comparable GAAP measure. However, by subtracting cash used for capital expenditures and adding the cash proceeds from divestitures and other asset sales, we believe free cash flow gives investors greater insight into our liquidity. The presentation of free cash flow has material limitations. Free cash flow does not represent our cash flow available for discretionary expenditures because it excludes certain expenditures that are required or that we have committed to such as debt service requirements. Our definition of free cash flow may not be comparable to similarly titled measures presented by other companies.

Free cash flow for the three months ended June 30, 2008 decreased by $154 million, or 32.4%, when compared with the three months ended June 30, 2007. This decrease is a result of (i) a significant decline in proceeds from divestitures, as we have had fewer under-performing businesses for sale this year; and (ii) higher capital spending in the current year period due to increased fleet spending. However, our net cash provided by operating activities increased by 6.1% for the three months ended June 30, 2008 as compared with the prior year period. We believe this increase is indicative of our focus on earnings growth and the ability to generate strong and consistent cash flow from our operations.

Proposal to Acquire Republic Services, Inc.

On June 23, 2008, Republic Services, Inc. and Allied Waste Industries, Inc. announced that they had entered into a definitive merger agreement. Their merger agreement provided that neither Republic nor Allied would actively solicit third-party acquisition proposals, but that either party could provide information to and engage in discussions with a third party if the Board of Directors of the company receiving the proposal determined that the proposal either constitutes, or could reasonably be expected to lead to, a Superior Proposal (as defined in the agreement). On July 14, 2008, we announced that we had made a proposal to acquire all of Republic’s outstanding shares of common stock for $34.00 per share in an all-cash merger. On July 18, 2008, Republic announced that its Board of Directors had determined our proposal did not constitute, and could not reasonably be expected to lead to, a Superior Proposal and, as a result, they were rejecting our offer. Our Board of Directors and management team are currently evaluating the Company’s options and working diligently to prepare a response that addresses all of the issues raised by Republic’s Board of Directors in their letter dated July 18, 2008. On July 24, 2008, we made a filing with the Department of Justice to initiate the expected antitrust review of our proposed merger transaction with Republic and start the applicable Hart-Scott-Rodino waiting period based on our intended purchases of shares of Republic’s common stock. Our future results of operations will be impacted by our having made our proposal to acquire Republic, our decisions as to how we will proceed, and Republic’s response to our actions. The impacts may include (i) higher than expected expenditures in future quarters associated with the proposal; (ii) higher expenses to the extent these higher expenditures are not able to be capitalized in accordance with generally accepted accounting principles; and (iii) increased restructuring or similar charges that may be incurred if the merger proceeds.

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

Results of Operations

Operating Revenues

Our operating revenues for the three and six months ended June 30, 2008 were $3.5 billion and $6.8 billion, respectively, compared with $3.4 billion and $6.5 billion for the three and six months ended June 30, 2007, respectively. Shown below (in millions) is the contribution to revenues during each period provided by our six operating Groups and our other waste services:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Eastern	$845	$849	$1,604	$1,639
Midwest	838	811	1,571	1,524
Southern	940	928	1,853	1,847
Western	848	845	1,658	1,663
Wheelabrator	225	219	438	427
WMRA	275	230	550	445
Other	81	71	159	138
Intercompany	(563)	(595)	(1,078)	(1,137)

Total	$3,489	$3,358	$6,755	$6,546

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Collection	$2,237	$2,193	$4,375	$4,314
Landfill	786	791	1,471	1,511
Transfer	424	433	804	822
Wheelabrator	225	219	438	427
Recycling	324	276	644	534
Other	56	41	101	75
Intercompany	(563)	(595)	(1,078)	(1,137)

Total	$3,489	$3,358	$6,755	$6,546

Decreases in volume-related revenues in our collection and transfer lines of business have negatively affected the revenues in our landfill line of business. These collection and transfer volume declines generally have resulted in a decrease in intercompany revenues at our landfills and have not significantly affected the change in our net operating revenues for the landfill line of business. Changes in our third-party revenues when comparing the three and six months ended June 30, 2008 and 2007 are discussed further in the following table and analysis.

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change for the		Change for the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008 and 2007		2008 and 2007

Average yield:
Base business	$103	3.1%	$203	3.1%
Commodity	56	1.7	127	2.0
Electricity (IPPs)	2	—	2	—
Fuel surcharges and mandated fees	75	2.2	116	1.8

Total	236	7.0	448	6.9
Volume	(128)	(3.8)	(251)	(3.9)

Internal revenue growth	108	3.2	197	3.0
Acquisitions	32	1.0	57	0.9
Divestitures	(25)	(0.8)	(86)	(1.3)
Foreign currency translation	16	0.5	41	0.6

	$131	3.9%	$209	3.2%

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

When comparing the three and six months ended June 30, 2008 with the comparable prior year periods, our pricing excellence initiative continues to be the primary contributor to our revenue growth from base business yield. The increase in revenue from base business yield was driven by our collection operations. However, our transfer stations and landfill municipal solid waste streams also contributed significant improvements. We also saw an increase in revenue from yield at our waste-to-energy facilities, largely due to annual rate increases for electricity under long-term contracts and favorable energy market pricing, which is generally indexed to natural gas prices.

Revenues from our environmental fee, which we include in our base business yield, were $47 million and $88 million during the three and six months ended June 30, 2008, respectively, compared with $31 million and $53 million in the comparable prior year periods. The increase in revenues from our environmental fee is due to an increase of 1.2% in the fee charged to customers receiving services subject to the fee.

Commodity — Increases in the prices of recycling commodities contributed $56 million and $127 million of revenue growth during the three and six months ended June 30, 2008, respectively. During the first six months of 2008, average prices for old corrugated cardboard increased by 21% and average prices for old newsprint increased by 20%. A significant portion of revenues attributable to commodities is rebated to our suppliers of recyclable materials. Accordingly, changes in our revenues due to fluctuations in commodity prices have a corresponding impact on our cost of goods sold.

Fuel surcharges and mandated fees — Fuel surcharges increased revenues by $75 million and $118 million during the three and six months ended June 30, 2008, respectively. This increase is due to our continued effort to pass on our higher fuel costs to our customers through fuel surcharges. Although our fuel surcharge program is designed to respond to changes in the market price for fuel, there is a delay between the time our fuel costs increase and when we are able to recover those increases through the surcharge. This timing difference has negatively affected our ability to fully recover our cost increases in the first six months of 2008 due to the continued increases in the cost of fuel during the year.

The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — The $128 million and $251 million declines in revenues due to lower volumes when comparing the three and six months ended June 30, 2008 with the corresponding prior year periods have been driven by declines in our collection volumes. Declines in revenues due to reduced volumes in our collection business accounted for $121 million of the decrease for the three-month period and $230 million of the decrease for the six-month period. Our revenues from collection volumes continue to be affected by our focus on improving margins through increased pricing. However, the continued slowdown in the economy also had a significant impact on each of our collection lines of business for the first six months of 2008. Our industrial collection operations experienced the most significant revenue declines due to lower volumes as a result of the significant slowdown in residential construction across the United States.

Revenue from waste-to-energy disposal volumes also declined during the three and six months ended June 30, 2008, largely due to the termination of an operating and maintenance agreement in May 2007. For the six months ended June 30, 2008, we also experienced declines in third-party revenue at our landfills due to reduced construction and demolition and municipal solid waste volumes, partially offset by an increase in special waste disposal volumes. However, for the three months ended June 30, 2008, third-party revenue at our landfills was up slightly as a result of increased special waste disposal volumes, particularly in our Southern Group. The revenue growth from special waste disposal volumes was largely offset by declines in our municipal solid waste and construction and demolition waste disposal volumes, although the volume decline in our construction and demolition waste stream is at a slower rate than it had been in the past several quarters.

Acquisitions and divestitures — Revenues increased $32 million during the three months ended June 30, 2008 due to acquisitions, while divestitures accounted for decreased revenues of $25 million for the same period. This represents the first time in over two years that revenue growth from acquisitions exceeded revenue declines from divestitures, reflecting (i) that there are less under-performing operations that are being considered for divestiture and (ii) the resulting shift of focus to accretive acquisitions. Acquisitions contributed $57 million of additional revenues when comparing the six months ended June 30, 2008 with the comparable prior year period, and divestitures of under-performing or non-strategic operations accounted for decreased revenues of $86 million.

Operating Expenses

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period to		Ended		Period to
	June 30,		Period		June 30,		Period
	2008	2007	Change		2008	2007	Change

Labor and related benefits	$602	$602	$—	—%	$1,195	$1,195	$—	—%
Transfer and disposal costs	279	295	(16)	(5.4)	536	575	(39)	(6.8)
Maintenance and repairs	276	269	7	2.6	555	546	9	1.6
Subcontractor costs	239	226	13	5.8	456	439	17	3.9
Cost of goods sold	214	185	29	15.7	430	352	78	22.2
Fuel	212	145	67	46.2	380	274	106	38.7
Disposal and franchise fees and taxes	160	162	(2)	(1.2)	302	296	6	2.0
Landfill operating costs	67	61	6	9.8	131	124	7	5.6
Risk management	48	51	(3)	(5.9)	105	112	(7)	(6.3)
Other	84	96	(12)	(12.5)	183	213	(30)	(14.1)

	$2,181	$2,092	$89	4.3%	$4,273	$4,126	$147	3.6%

Our operating expenses as a percentage of revenues increased from 62.3% for the three months ended June 30, 2007 to 62.5% for the current period. Operating expenses as a percentage of revenues increased by 0.3 percentage points for the six months ended June 30, 2008, from 63.0% for the six months ended June 30, 2007 to 63.3% for the six months ended June 30, 2008. The increases in our operating expenses during the three and six months ended June 30, 2008 can largely be attributed to the following economic and market conditions:

•	Fuel cost increases — On average, diesel fuel prices increased 56% from $2.82 per gallon in the second quarter of 2007 to $4.40 per gallon in the second quarter of 2008. For the six months ended June 30, 2008, the average diesel fuel price increased 48% from $2.68 per gallon for the first six months of 2007 to $3.97 per gallon for the first six months of 2008. Higher fuel costs caused increases in both our direct fuel costs and our subcontractor costs throughout the first half of 2008.

•	Higher market prices for commodities — Market prices for commodities rose sharply when comparing the three and six months ended June 30, 2008 with the corresponding prior year periods. This significant increase in market prices was the driver of the current quarter and year-to-date increases in cost of goods sold.

•	Strengthening of the Canadian dollar — When comparing the average exchange rate for the three months ended June 30, 2008 with the same 2007 period, the Canadian rate strengthened by approximately 9%, while for the six months ended June 30, 2008 the rate strengthened by approximately 13%. The strengthening of the Canadian dollar increased our expenses in all operating cost categories, increasing total operating expenses by $13 million for the three-month period and $32 million for the six-month period.

After considering the significant impacts that these general economic conditions had on our operating expenses, we are encouraged that our results continue to reflect our focus on (i) identifying operational efficiencies that translate into cost savings; (ii) managing our fixed costs and reducing our variable costs as volumes decline due to our pricing program and the slowdown in the economy; and (iii) reducing our costs in light of recent divestitures.

Other items affecting the comparability of our operating expenses by category for the three and six months ended June 30, 2008 and 2007 include the following:

•	Labor and related benefits — Although we have experienced higher labor costs due to (i) annual merit increases and (ii) additional overtime and other labor costs attributed to severe winter weather conditions experienced during the first quarter of 2008 in our Midwest Group, our costs are flat year-over-year due to offsetting cost savings provided by our operational efficiencies mentioned above.

•	Transfer and disposal costs — These costs have decreased due to volume declines and, to a lesser extent, divestitures, which largely impacted the first quarter of 2008.

•	Maintenance and repairs — Increases in these costs can be attributed to (i) changes in the timing and the increased scope of maintenance projects at our waste-to-energy and landfill gas-to-energy facilities and (ii) higher costs for steel parts and oil-based supplies such as lubricants. These increases were offset in part by cost savings due to our fleet maintenance improvement efforts.

•	Cost of goods sold — In addition to the sharp rise in market prices for commodities mentioned above, our cost of goods sold is higher for the six months ended June 30, 2008 as compared with the prior year period due to an increase in our brokerage volumes. However, during the three months ended June 30, 2008, we experienced lower brokerage and recycling facility volumes, which we believe were generally due to pricing competition and the downturn in the economy, partially offsetting the effect of higher commodity prices.

•	Disposal and franchise fees and taxes — The favorable resolution of a tax matter in our Eastern Group reduced expenses by $15 million during the first quarter of 2007 and $3 million during the first quarter of 2008. In addition, volume declines have reduced these costs during the first half of 2008.

•	Landfill operating costs — The increase in costs during 2008 can be attributed to (i) the unfavorable impact of the January 1, 2008 adoption of SFAS No. 157, which resulted in a $6 million charge to landfill operating costs; (ii) increased leachate collection, trucking, treatment and disposal costs that were attributed, in part, to higher precipitation levels experienced during 2008; and (iii) charges recognized during the current quarter for changes in the expected costs for the settlement of environmental remediation obligations. Our landfill operating costs for the six months ended June 30, 2007 included an $8 million charge for a revision in our estimate associated with remediation costs at one of our closed landfills.

•	Risk management — These cost decreases are due primarily to lower claims costs, which can be attributed to our continuous focus on safety as reflected by reduced accident and injury rates.

•	Other — The decrease in these costs when comparing the three months ended June 30, 2008 with the comparable prior year period is primarily due to the recognition of gains on the sale of surplus real estate assets during the second quarter of 2008. The comparison of these costs for the six-month period is also significantly affected by $21 million of lease termination costs recognized in the first quarter of 2007 due to the purchase of one of our independent power production plants that we had previously operated through a lease agreement.

Selling, General and Administrative

The following table summarizes the major components of our selling, general and administrative costs for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period to		Ended		Period to
	June 30,		Period		June 30,		Period
	2008	2007	Change		2008	2007	Change

Labor and related benefits	$217	$204	$13	6.4%	$434	$413	$21	5.1%
Professional fees	35	36	(1)	(2.8)	72	73	(1)	(1.4)
Provision for bad debts	8	10	(2)	(20.0)	23	19	4	21.1
Other	98	93	5	5.4	197	191	6	3.1

	$358	$343	$15	4.4%	$726	$696	$30	4.3%

Labor and related benefits — The current year increases are primarily attributable to (i) higher salaries and hourly wages driven by annual merit raises and an overall increase in headcount; (ii) higher non-cash compensation costs associated with the equity-based compensation provided for by our long-term incentive plans; and (iii) higher insurance and benefit costs. These increases were partially offset by lower bonus expenses in 2008.

Other — Our continued focus on our sales, marketing and other initiatives and identifying new customers resulted in an increase in our advertising costs and travel and entertainment costs in the current year. When comparing the six months ended June 30, 2008 with the comparable prior year period, these increases were partially offset by the impact of a $4 million charge recognized during the first quarter of 2007 as a result of an unclaimed property audit settlement.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization costs for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period to		Ended		Period to
	June 30,		Period		June 30,		Period
	2008	2007	Change		2008	2007	Change

Depreciation of tangible property and equipment	$198	$199	$(1)	(0.5)%	$395	$398	$(3)	(0.8)%
Amortization of landfill airspace	114	118	(4)	(3.4)	208	223	(15)	(6.7)
Amortization of intangible assets	6	5	1	20.0	12	11	1	9.1

	$318	$322	$(4)	(1.2)%	$615	$632	$(17)	(2.7)%

Depreciation and amortization expense for the three months ended June 30, 2008 was 9.1% of revenues compared with 9.6% of revenues for the comparable prior year period. Depreciation and amortization expense for the six months ended June 30, 2008 was 9.1% of revenues compared with 9.7% of revenues for the comparable prior year period. The decrease in depreciation and amortization expense in the first half of 2008 can generally be attributed to landfill volume declines.

Restructuring

In the first quarter of 2007, we restructured certain operations and functions, resulting in the recognition of a pre-tax charge of $9 million. We incurred an additional $1 million of costs for this restructuring during the second quarter of 2007, increasing the pre-tax costs incurred to date to $10 million. Approximately $7 million of our restructuring costs was incurred by our Corporate organization, $2 million was incurred by our Midwest Group and $1 million was incurred by our Western Group. These charges included $8 million for employee severance and benefit costs and $2 million related to operating lease agreements.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

(Income) expense from divestitures (including held-for-sale impairments) — We recognized $2 million of net gains on divestitures during the six months ended June 30, 2008 related to the divestiture of operations in our Southern Group. Total proceeds from divestitures completed during the six months ended June 30, 2008 were $4 million. Proceeds received were largely the result of a non-monetary exchange of businesses.

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

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three- and six-month periods ended June 30 and provides explanations of significant factors contributing to the identified variances (dollars in millions):

	Three Months				Six Months
	Ended		Period to		Ended		Period to
	June 30,		Period		June 30,		Period
	2008	2007	Change		2008	2007	Change

Operating segments:
Eastern	$141	$152	$(11)	(7.2)%	$255	$272	$(17)	(6.3)%
Midwest	139	131	8	6.1	237	235	2	0.9
Southern	214	208	6	2.9	428	416	12	2.9
Western	163	167	(4)	(2.4)	312	315	(3)	(1.0)
Wheelabrator	77	79	(2)	(2.5)	135	115	20	17.4
WMRA	23	22	1	4.5	43	41	2	4.9
Other	(14)	(13)	(1)	*	(29)	(21)	(8)	*

	743	746	(3)	(0.4)	1,381	1,373	8	0.6
Corporate and Other	(111)	(113)	2	(1.8)	(238)	(259)	21	(8.1)

Total	$632	$633	$(1)	(0.2)%	$1,143	$1,114	$29	2.6%

*	Percentage change does not provide a meaningful comparison.

Operating segments — The most significant items affecting the results of operations of our geographic operating segments continue to be (i) increased revenue from yield on base business as a result of our pricing strategies, particularly in our collection operations; (ii) declines in revenues due to lower volumes, which can be attributed to pricing competition, the significant downturn in residential construction and the slowdown of the general economy; (iii) our continued focus on controlling costs through operating efficiencies; and (iv) the unfavorable effect on both operating income and operating margins of significantly higher fuel costs, which in 2008 have not been fully recovered by our fuel surcharge.

Other significant items affecting the comparability of the operating segments’ results of operations for the three and six months ended June 30, 2008 and 2007 are summarized below:

Eastern — The Group’s operating income during the second quarter of 2007 included a $25 million net gain from divestitures. Additionally, the first quarter of 2007 included a $15 million decrease in disposal fees and taxes due to the favorable resolution of a disposal tax matter. The same disposal tax matter resulted in a $3 million decrease in disposal fees and taxes in the first quarter of 2008.

Midwest — The Group’s operating income for the three and six months ended June 30, 2008 included the recognition of a $6 million gain primarily related to the sale of surplus real estate. For the six-month period, this increase in operating income was largely offset by the negative impacts of unfavorable weather conditions and increased bad debt expense experienced during the first quarter of 2008.

Southern — The Group recognized $3 million of divestiture gains during the first quarter of 2008 and $7 million during the first quarter of 2007. In 2007, the impact of gains on divestitures was more than offset by $10 million of impairment charges attributable to two landfills.

Western — The decline in the Group’s operating income for the three and six months ended June 30, 2008 when compared with the prior year periods is largely due to the recognition of gains on divestitures of $7 million during the second quarter of 2007. The Group’s 2008 operating income has benefited from (i) the recognition of a $6 million gain primarily related to the sale of surplus real estate during the second quarter; and (ii) a reduction in landfill amortization expense as a result of changes in certain estimates related to our final capping, closure and post-closure obligations. These favorable impacts were offset, in part, by an increase in bad debt expense.

Wheelabrator — During the first quarter of 2007, the Group purchased an independent power production plant that it had previously operated through a lease agreement. The early termination of the lease agreement resulted in a $21 million charge to “Operating” expenses.

WMRA — In the first six months of 2007 and 2008, the Group’s operating income benefited from substantial increases in market prices for commodities. In addition, the Group experienced income growth due to an increased focus on maintaining or reducing rebates made to suppliers. During 2008, the Group has increased its brokerage activities, which contributed to an increase in their operating revenues. However, due to the low-margin nature of this business, which is acceptable to us because of the relatively low capital investment required, the Group’s operating margins have declined. Higher than normal operating expenses, including higher subcontractor, repair and maintenance, and facility start-up costs, have also negatively affected the Group’s operating margins in 2008. The comparison of the Group’s operating income for the periods presented has also been affected by $4 million of net gains from divestitures recognized during the second quarter of 2007.

Significant items affecting the comparability of the remaining components of our results of operations for the three and six months ended June 30, 2008 and 2007 are summarized below:

Other — The changes in operating results are largely related to certain quarter-end adjustments recorded in consolidation related to our reportable segments that were not included in the measure of segment income from operations used to assess their performance for the periods disclosed.

Corporate and Other  — The decline in expenses in 2008 as compared with 2007 is primarily due to (i) lower bonus expense in the current year; (ii) the recognition of approximately $6 million of restructuring charges during the first quarter of 2007 for employee severance and benefit costs; and (iii) a $4 million charge recognized during the first quarter of 2007 due to a settlement reached with one of the states participating in our unclaimed property audits. These cost decreases were partially offset by an increase in advertising costs in the current year.

Other Components of Net Income

The following table summarizes the other major components of our net income for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period to		Ended		Period to
	June 30,		Period		June 30,		Period
	2008	2007	Change		2008	2007	Change

Interest expense	$(105)	$(132)	$27	(20.5)%	$(227)	$(267)	$40	(15.0)%
Interest income	4	11	(7)	*	9	29	(20)	*
Equity in net earnings (losses) of unconsolidated entities	(2)	(22)	20	*	(4)	(46)	42	*
Minority interest	(13)	(11)	(2)	18.2	(20)	(21)	1	(4.8)
Other, net	1	1	—	*	1	2	(1)	*
Provision for income taxes	199	142	57	*	343	235	108	*

*	Percentage change does not provide a meaningful comparison. Refer to the explanations below for a discussion of the relationship between current period and prior period activity.

Interest expense — Although our outstanding debt balances are relatively consistent year-over-year, our interest costs have declined significantly when comparing the three and six months ended June 30, 2008 with the prior year periods. The decrease in interest expense is generally related to (i) the maturity of higher rate debt that we have refinanced at lower interest rates; (ii) a decline in market interest rates, which has reduced the interest expense associated with our interest rate swaps and our variable rate debt; and (iii) the early redemption of $244 million of 8.75% senior notes during the second quarter of 2008, which resulted in the recognition of a credit to interest expense of approximately $10 million for the immediate recognition of fair value adjustments associated with terminated interest rate swaps that had been deferred and were being amortized over the life of the debt.

Interest income — Decreases in our average cash and investment balances on a year-over-year basis resulted in a decline in interest income when comparing the first half of 2008 with the comparable prior year period. In addition, interest income for the first half of 2007 included $7 million of interest income received in connection with a favorable resolution of a disposal tax matter in our Eastern Group. The favorable resolution of this matter also had a $15 million favorable impact on the disposal fees and taxes component of our “Operating” expenses during the first half of 2007.

Equity in net losses of unconsolidated entities — The significant decline in these losses in 2008 as compared with the prior year is due to the expiration of our investments in the two coal-based, synthetic fuel production facilities that have driven our equity losses for the last several years. The equity losses generated by the facilities were more than offset by the tax benefits realized as a result of the investments’ generation of Section 45K tax credits.

Provision for income taxes — We recognized a provision for income taxes of $199 million during the second quarter of 2008, representing an effective tax rate of 38.4%, compared with a provision for income taxes of $142 million during the second quarter of 2007, representing a 29.7% effective tax rate. Our effective tax rate for the first half of 2008 was 38.0% compared with 29.0% for the first half of 2007. The significant increase in our provision for income taxes and our effective tax rate in 2008 is primarily due to (i) a decrease in the benefit of Section 45K tax credits due to the expiration of these tax credits at the end of 2007; and (ii) the impact of tax audit settlements. Section 45K tax credits reduced our provision for income taxes by $3 million during the first half of 2008 compared with $58 million during the first half of 2007. The settlement of tax audits reduced our provision for income taxes by $13 million during the first half of 2008 compared with a $27 million reduction of our provision for income taxes during the first half of 2007. The increase in our provision for income taxes when comparing the first half of 2008 with the prior year period is also due to the increase in our pre-tax income.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash, restricted trust and escrow accounts and debt balances as of June 30, 2008 and December 31, 2007 (dollars in millions):

	June 30,	December 31,
	2008	2007

Cash and cash equivalents	$210	$348

Restricted trust and escrow accounts:
Tax-exempt bond funds	$110	$117
Closure, post-closure and environmental remediation funds	223	231
Debt service funds	48	47
Other	10	23

Total restricted trust and escrow accounts	$391	$418

Debt:
Current portion of long-term debt	$435	$329
Long-term debt, less current portion	7,958	8,008

Total long-term debt	$8,393	$8,337

Percentage of total debt at variable interest rates	37%	34%

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$52	$72

Changes in our outstanding debt balances from December 31, 2007 to June 30, 2008 can primarily be attributed to (i) $971 million of cash borrowings, including $594 million in net proceeds from the March 2008 issuance of $600 million of 6.1% senior notes; (ii) the cash repayment of $757 million of outstanding borrowings at their scheduled maturities; (iii) the early redemption of $244 million of 8.75% senior notes with a scheduled maturity in May 2018, that became callable by us in May 2008; (iv) non-cash proceeds from tax-exempt borrowings of $79 million; (v) a $20 million decrease in the carrying value of our debt due to hedge accounting for interest rate swaps; and (vi) the impacts of accounting for other non-cash changes in our balances due to foreign currency translation, interest and capital leases.

We have $1.4 billion of scheduled debt maturities during the next twelve months. We have classified $951 million of these borrowings as long-term as of June 30, 2008 based on our intent and ability to refinance these borrowings on a long-term basis.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six-month periods ended June 30 (in millions):

	Six Months
	Ended
	June 30,
	2008	2007

Net cash provided by operating activities	$1,131	$1,075

Net cash used in investing activities	$(499)	$(184)

Net cash used in financing activities	$(771)	$(937)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the six-month periods ended June 30, 2008 and 2007 are summarized below:

•	Earnings improvements — Our income from operations, net of depreciation and amortization, and excluding the impact of asset impairments and unusual items, increased by $42 million when comparing the six months ended June 30, 2008 with the comparable prior year period. We have excluded asset impairment and unusual items because the impact on income from operations was primarily a result of a gain recognized in 2007 for the divestiture of collection and transfer operations in our Eastern Group, and any cash flows associated with divestitures is included in cash flows from investing activities. The increase in operating income has positively affected our cash flows from operations in 2008.

•	Changes in accounts payable and accrued liabilities — Although aggregate changes in accounts payable and accrued liabilities did not significantly affect the comparison of our cash flows from operations for the reported periods, the following variances within our operating liabilities did have notable effects on operating cash flows:

•	Accounts payable processes — In 2008, we began various initiatives to improve our working capital management, including reviewing our accounts payable process to ensure vendor payments are made on a basis that results in more optimal cash management. The changes made to the timing of our vendor payments favorably affected the comparison of our cash flow from operations for the six months ended June 30, 2008 with the comparable prior year period.

•	Increased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $85 million higher in the six months ended June 30, 2008 due to an increase in both our taxable income and our effective tax rate.

•	Decreased interest payments — Cash paid for interest was approximately $35 million lower in the six months ended June 30, 2008. This decline is due, in part, to a decline in our weighted average borrowing rate, which can be attributed to the maturity of higher rate debt that we refinanced at lower rates and a decline in market interest rates. While we expect the decrease in interest payments associated with the decline in our weighted average borrowing rate to benefit the remainder of 2008, the decrease in cash interest payments during the first six months of 2008 is also due to the timing of scheduled interest payments for the $600 million of senior notes issued in March 2008. The first scheduled interest payment associated with this debt obligation is due in the third quarter of 2008.

•	Changes in receivables — The change in our receivables for the six months ended June 30, 2008 generally reflects the impacts of the seasonal nature of our business, which causes increases in trade receivables due to the higher revenues typical of the second quarter of each year. For the six months ended June 30, 2007, the impact of this general trend on cash flows from operations was more than offset by cash inflows associated with the collection of insurance, financial assurance and other receivables.

In July 2008, we received $83 million related to our investments in the synthetic fuel production facilities that provided us with Section 45K tax credits through 2007. Approximately $60 million of the cash received represents amounts that we paid to the facilities during 2006 and 2007 for which we did not ultimately realize a tax benefit, and will be reflected as an operating cash inflow in the third quarter of 2008. The remaining $23 million represents a return of our investment in the facilities, and it will be reflected as an investing cash inflow in the third quarter of 2008.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the six-month periods ended June 30, 2008 and 2007 are summarized below:

•	Acquisitions and divestitures — Proceeds from divestitures (net of cash divested) and other sales of assets were $38 million for the six months ended June 30, 2008 compared with $216 million in the 2007 period. Our spending on acquisitions increased from $46 million for the six months ended June 30, 2007 to $127 million for the six months ended June 30, 2008. The decline in proceeds from divestitures and increase in acquisition spending is due to fewer under-performing businesses being for sale in 2008 and the resulting shift in focus to accretive acquisitions and other investments that will contribute to improved future results of operations and enhance and expand our existing service offerings.

•	Purchases and sales of short-term investments — Net sales of short-term investments provided $60 million of cash during the six months ended June 30, 2007, which was used to contribute to the funding of our common stock repurchases, dividend payments and debt repayments. We did not hold any short-term investments at December 31, 2007 or during the first half of 2008.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six-month periods ended June 30, 2008 and 2007 are summarized below:

•	Share repurchases and dividend payments — During the first half of 2008, we repurchased 12.2 million shares of our common stock in open market transactions for $403 million. Approximately $2 million of our second quarter 2008 share repurchases was paid in July 2008. We repurchased 19.6 million shares of our common stock for $686 million during the first half of 2007, of which approximately $3 million was paid in July 2007.

We paid $266 million in aggregate cash dividends in the first and second quarters of 2008 compared with $251 million in the first and second quarters of 2007. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.24 in 2007 to $0.27 in 2008, partially offset by a reduction in the number of our outstanding shares as a result of our share repurchase program.

Share repurchases and dividend payments during the remainder of 2008 will be made at the discretion of the Board of Directors and management, and will depend on various factors, including our net earnings, financial condition, cash required for future acquisitions and other factors the Board may deem relevant.

•	Net debt repayments — Net debt repayments were $30 million for the first half of 2008 and net debt repayments were $137 million for the first half of 2007. The following summarizes our most significant cash borrowings and debt repayments made during each six-month period (in millions):

	Six Months
	Ended
	June 30,
	2008	2007

Borrowings:
Revolving credit facility	$50	$—
Canadian credit facility	327	315
Senior Notes	594	—

	$971	$315

Repayments:
Revolving credit facility	$(350)	$—
Canadian credit facility	(374)	(349)
Senior Notes	(244)	—
Tax exempt bonds	(4)	(52)
Capital leases and other debt	(29)	(51)

	$(1,001)	$(452)

Net repayments	$(30)	$(137)

•	Proceeds and tax benefits from the exercise of options and warrants — The exercise of common stock options and warrants and the related excess tax benefits generated a total of $39 million of financing cash inflows during the first half of 2008, compared with $131 million for the first half of 2007.

•	Change in cash overdraft position — Changes in our cash overdraft position are reflected as “Other” financing activities in the Condensed Consolidated Statement of Cash Flows. There are often significant changes in our overdraft positions at period ends, which are generally attributable to the timing of cash deposits.

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

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2008 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

While inflationary increases in costs, including the cost of fuel, have affected our operating margins in recent periods, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and certain environmental remediation liabilities.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC, and is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2008. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors has approved a capital allocation program that provides a maximum of $1,584 million in combined cash dividends and common stock repurchases in 2008. All of the common stock repurchases made in 2008 have been pursuant to this capital allocation program. The following table summarizes our second quarter 2008 activity:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Maximum
	Total		Shares Purchased as	Dollar Value of Shares
	Number of	Average	Part of Publicly	that May yet be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share(a)	Programs	Plans or Programs(b)

April 1 — 30	2,311,600	$34.85	2,311,600	$945 Million
May 1 — 31	595,000	$36.92	595,000	$923 Million
June 1 — 30	210,418	$37.93	210,418	$915 Million

Total	3,117,018	$35.46	3,117,018

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

(b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided net of the $266 million of dividends declared and paid in 2008. However, this amount does not include the impact of dividend payments we expect to make throughout the remainder of 2008 as a result of future dividend declarations. The approximate maximum dollar value of shares that may yet be purchased under the program is not necessarily an indication of the amount we intend to repurchase during the remainder of the year.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our 2008 Annual Meeting of Stockholders on May 9, 2008 in Houston, Texas. A total of 445,525,934 shares of common stock, which is approximately 90% of the common stock outstanding at that time, were represented either in person or by proxy. The following information summarizes the results of the vote on matters submitted at the 2008 Annual Meeting of Stockholders.

1. The nine directors listed below were elected until their successors are duly elected and qualified:

Directors	For	Against	Abstain

Pastora San Juan Cafferty	436,036,001	5,250,059	4,239,874
Frank M. Clark, Jr.	438,800,094	2,385,674	4,339,977
Patrick W. Gross	418,271,732	22,845,631	4,408,381
Thomas I. Morgan	438,511,895	2,684,325	4,329,313
John C. Pope	434,347,788	6,996,245	4,181,500
W. Robert Reum	438,752,197	2,443,046	4,330,290
Steven G. Rothmeier	434,703,053	6,503,612	4,318,869
David P. Steiner	436,666,622	4,672,995	4,186,127
Thomas H. Weidemeyer	438,851,306	2,505,647	4,168,581

2. The appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm was ratified:

For	Against	Abstain

440,808,567	816,891	3,900,475

3. Stockholder’s proposal relating to disclosure of political contributions:

For	Against	Abstain

97,744,089	234,734,553	59,231,096

Item 6.	Exhibits.

Exhibit
No.		Description

12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ ROBERT G. SIMPSON
Robert G. Simpson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ GREG A. ROBERTSON
Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: July 29, 2008

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