Form 10-Q
period 2008-09-30
WASTE MANAGEMENT INC
filed 2008-10-30
CIK 823768

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 27, 2008 was 490,571,189 (excluding treasury shares of 139,711,272).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$504	$348
Accounts receivable, net of allowance for doubtful accounts of $39 and $46, respectively	1,670	1,674
Other receivables	146	218
Parts and supplies	113	103
Deferred income taxes	41	51
Other assets	119	86

Total current assets	2,593	2,480
Property and equipment, net of accumulated depreciation and amortization of $13,285 and $12,844, respectively	11,291	11,351
Goodwill	5,493	5,406
Other intangible assets, net	147	124
Other assets	819	814

Total assets	$20,343	$20,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$666	$656
Accrued liabilities	1,070	1,151
Deferred revenues	454	462
Current portion of long-term debt	816	329

Total current liabilities	3,006	2,598
Long-term debt, less current portion	7,613	8,008
Deferred income taxes	1,466	1,411
Landfill and environmental remediation liabilities	1,372	1,312
Other liabilities	686	744

Total liabilities	14,143	14,073

Minority interest in subsidiaries and variable interest entities	304	310

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,548	4,542
Retained earnings	5,547	5,080
Accumulated other comprehensive income	182	229
Treasury stock at cost, 139,727,949 and 130,163,692 shares, respectively	(4,387)	(4,065)

Total stockholders’ equity	5,896	5,792

Total liabilities and stockholders’ equity	$20,343	$20,175

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating revenues	$3,525	$3,403	$10,280	$9,949

Costs and expenses:
Operating	2,221	2,143	6,494	6,269
Selling, general and administrative	369	365	1,095	1,061
Depreciation and amortization	326	331	941	963
Restructuring	—	—	—	10
(Income) expense from divestitures, asset impairments and unusual items	(23)	(1)	(25)	(33)

	2,893	2,838	8,505	8,270

Income from operations	632	565	1,775	1,679

Other income (expense):
Interest expense	(114)	(128)	(341)	(395)
Interest income	5	10	14	39
Equity in net earnings (losses) of unconsolidated entities	—	1	(4)	(45)
Minority interest	(13)	(12)	(33)	(33)
Other, net	1	—	2	2

	(121)	(129)	(362)	(432)

Income before income taxes	511	436	1,413	1,247
Provision for income taxes	201	158	544	393

Net income	$310	$278	$869	$854

Basic earnings per common share	$0.63	$0.54	$1.76	$1.64

Diluted earnings per common share	$0.63	$0.54	$1.75	$1.62

Cash dividends declared per common share	$0.27	$0.24	$0.81	$0.72

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months
	Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$869	$854
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	32	27
Depreciation and amortization	941	963
Deferred income tax provision	83	53
Minority interest	33	33
Equity in net (earnings) losses of unconsolidated entities, net of distributions	1	33
Net gain from disposal of assets	(25)	(23)
Effect of (income) expense from divestitures, asset impairments and unusual items	(25)	(33)
Excess tax benefits associated with equity-based transactions	(7)	(26)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	35	(16)
Other current assets	(29)	(13)
Other assets	2	6
Accounts payable and accrued liabilities	12	27
Deferred revenues and other liabilities	(20)	(39)

Net cash provided by operating activities	1,902	1,846

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(230)	(86)
Capital expenditures	(787)	(721)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	92	235
Purchases of short-term investments	—	(1,221)
Proceeds from sales of short-term investments	—	1,288
Net receipts from restricted trust and escrow accounts	142	121
Other	7	(23)

Net cash used in investing activities	(776)	(407)

Cash flows from financing activities:
New borrowings	1,091	439
Debt repayments	(1,206)	(658)
Common stock repurchases	(410)	(1,059)
Cash dividends	(399)	(374)
Exercise of common stock options and warrants	36	137
Excess tax benefits associated with equity-based transactions	7	26
Minority interest distributions paid	(33)	(16)
Other	(56)	(14)

Net cash used in financing activities	(970)	(1,519)

Effect of exchange rate changes on cash and cash equivalents	—	3

Increase (decrease) in cash and cash equivalents	156	(77)
Cash and cash equivalents at beginning of period	348	614

Cash and cash equivalents at end of period	$504	$537

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income	Treasury Stock
	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts

Balance, December 31, 2006	630,282	$6	$4,513	$4,410	$129	(96,599)	$(2,836)
Net income	—	—	—	1,163	—	—	—
Cash dividends declared	—	—	—	(495)	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	—	—	30	(2)	—	6,067	182
Common stock repurchases	—	—	—	—	—	(39,946)	(1,421)
Unrealized losses resulting from changes in fair values of derivative instruments, net of taxes of $22	—	—	—	—	(34)	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $30	—	—	—	—	47	—	—
Unrealized losses on marketable securities, net of taxes of $3	—	—	—	—	(5)	—	—
Translation adjustment of foreign currency statements	—	—	—	—	89	—	—
Change in funded status of defined benefit plan liabilities, net of taxes of $3	—	—	—	—	3	—	—
Cumulative effect of change in accounting principle	—	—	—	4	—	—	—
Other	—	—	(1)	—	—	314	10

Balance, December 31, 2007	630,282	$6	$4,542	$5,080	$229	(130,164)	$(4,065)
Net income	—	—	—	869	—	—	—
Cash dividends declared	—	—	—	(399)	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	—	—	6	(3)	—	2,818	88
Common stock repurchases	—	—	—	—	—	(12,390)	(410)
Unrealized gains resulting from changes in fair values of derivative instruments, net of taxes of $8	—	—	—	—	12	—	—
Realized gains on derivative instruments reclassified into earnings, net of taxes of $6	—	—	—	—	(10)	—	—
Unrealized losses on marketable securities, net of taxes of $2	—	—	—	—	(4)	—	—
Translation adjustment of foreign currency statements	—	—	—	—	(45)	—	—
Other	—	—	—	—	—	8	—

Balance, September 30, 2008	630,282	$6	$4,548	$5,547	$182	(139,728)	$(4,387)

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

The Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Reclassification of Segment Information — In the second quarter of 2008, we realigned our Midwest and Western Group organizations to facilitate improved business execution. We moved certain Canadian business operations from the Western Group to the Midwest Group. We have reflected the impact of this realignment for all periods presented to provide financial information that consistently reflects our current approach to managing our operations. Refer to Note 9 for information about our reportable segments.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2008			December 31, 2007
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$91	$43	$134	$106	$44	$150
Long-term	1,142	230	1,372	1,072	240	1,312

	$1,233	$273	$1,506	$1,178	$284	$1,462

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2007 and the nine months ended September 30, 2008 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2006	$1,121	$268
Obligations incurred and capitalized	54	—
Obligations settled	(64)	(33)
Interest accretion	74	9
Revisions in estimates	(13)	35
Acquisitions, divestitures and other adjustments	6	5

December 31, 2007	1,178	284
Obligations incurred and capitalized	39	—
Obligations settled	(45)	(26)
Interest accretion	57	6
Revisions in estimates	4	12
Acquisitions, divestitures and other adjustments	—	(3)

September 30, 2008	$1,233	$273

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. The fair

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of these escrow accounts and trust funds was $218 million at September 30, 2008, and is primarily included as long-term “Other assets” in our Condensed Consolidated Balance Sheet.

3.	Debt

The following table summarizes the major components of debt at each balance sheet date (in millions):

	September 30,	December 31,
	2008	2007

Revolving credit facility (weighted average interest rate of 5.4% at December 31, 2007)	$—	$300
Letter of credit facilities	—	—
Canadian credit facility (weighted average interest rate of 3.9% at September 30, 2008 and 5.3% at December 31, 2007)	279	336
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.0% to 7.75% (weighted average interest rate of 6.8% at September 30, 2008 and 7.0% at December 31, 2007)	4,925	4,584
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 2.9% to 9.5% (weighted average interest rate of 5.5% at September 30, 2008 and 4.4% at December 31, 2007)	2,684	2,533
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2027, fixed and variable interest rates ranging from 4.5% to 9.4% (weighted average interest rate of 6.0% at September 30, 2008 and 5.3% at December 31, 2007)	269	290
Capital leases and other, maturing through 2050, interest rates up to 12%	272	294

Total long-term debt	8,429	8,337
Current portion of long-term debt	816	329

Long-term debt, less current portion	$7,613	$8,008

We have $1.3 billion of scheduled debt maturities during the next twelve months. We have classified $522 million of these borrowings as long-term as of September 30, 2008 based on our intent and ability to refinance these borrowings on a long-term basis.

The significant changes in our debt balances from December 31, 2007 to September 30, 2008 are related to the following:

•	Revolving credit facility — We repaid $50 million of the outstanding borrowings with available cash and repaid the remaining $250 million of outstanding borrowings with proceeds from the issuance of senior notes as discussed below.

•	Canadian credit facility — Approximately $496 million of advances matured, of which $49 million were repaid with available cash and the remaining $447 million were renewed under the terms of the credit facility. The remaining decrease in the carrying value of this obligation is due to currency translation adjustments, which were partially offset by the impact of interest accretion.

As of December 31, 2007 and September 30, 2008, $281 million and $255 million, respectively, of these advances were classified as long-term based on our intent and ability to refinance the obligations on a long-term basis under the terms of the facility.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Senior notes — We issued $600 million of 6.1% senior notes due March 15, 2018. The net proceeds from the debt issuance were $594 million. A portion of the proceeds from this offering was used to repay $250 million of outstanding borrowings under our revolving credit facility. The remaining proceeds from the offering were used for the early redemption of $244 million of 8.75% senior notes that would have matured in 2018 in May 2008 due to their relatively high interest rate. We recognized a net credit to interest expense of approximately $10 million for the immediate recognition of fair value adjustments associated with terminated interest rate swaps that had been deferred and were being amortized over the life of the debt.

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

We have $386 million of 6.5% senior notes that mature in November 2008 and $500 million of 6.875% senior notes that mature in May 2009. As of September 30, 2008, $267 million of this debt was classified as long-term based on our intent and ability to refinance the obligations on a long-term basis. We are currently evaluating our repayment options and expect to refinance the $886 million of senior notes maturing in the next twelve months on a long-term basis. However, our classification of the borrowings as long-term as of September 30, 2008 was limited to $267 million by the available and forecasted capacity of our $2.4 billion revolving credit facility, resulting in the remaining $619 million being reflected as a current debt obligation as of September 30, 2008.

•	Tax-exempt bonds — We issued $171 million of tax-exempt bonds during the nine months ended September 30, 2008. The proceeds from the issuance of the bonds were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. Accordingly, the restricted funds provided by these financing activities have not been included in “New Borrowings” in our Condensed Consolidated Statement of Cash Flows. During the nine months ended September 30, 2008, $20 million of our tax-exempt bonds were repaid with available cash or restricted tax-exempt bond funds.

•	Tax-exempt project bonds, capital leases and other — The decrease in these debt balances is primarily related to the repayment of various borrowings upon their scheduled maturities.

4.	Income Taxes

Our effective tax rates for the three and nine months ended September 30, 2008 were 39.3% and 38.5%, respectively, compared with 36.1% and 31.5% for the three and nine months ended September 30, 2007, respectively. Our estimated recurring effective tax rate as of September 30, 2008 is 40.0%, which is relatively consistent with our estimated recurring effective tax rate throughout 2008. Our estimated recurring effective tax rate as of September 30, 2007 was 35.9%, which represents a 1.9 percentage point increase from the June 30, 2007 rate. This increase, which was largely due to revisions in our expectations for the phase-out of Section 45K tax credits, resulted in additional “Provision for income taxes” and a reduction in our “Net income” of $24 million, or $0.05 per diluted share, for the three and nine months ended September 30, 2007.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2008 was primarily due to the unfavorable impact of state and local income taxes, which was offset, in part, by the favorable impacts of tax audit settlements and the true-up of our 2007 non-conventional fuel tax credits.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2007 was primarily due to the impacts of state and local income taxes, which were offset in part by the favorable impacts of the finalization of our 2006 tax returns and tax audit

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlements. These items also affected our reported income taxes for the nine months ended September 30, 2007. In addition, our reported income taxes for the nine months ended September 30, 2007 were favorably affected by non-conventional fuel tax credits and the revaluation of deferred tax balances for scheduled tax rate reductions in Canada and an increase in state tax credits.

We evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

Tax audit settlements — The settlement of tax audits resulted in a reduction to our provision for income taxes of $13 million, or $0.03 per diluted share, for the nine months ended September 30, 2008. The settlement of various federal and state tax audits resulted in a reduction in our provision for income taxes of $3 million, or $0.01 per diluted share, for the three months ended September 30, 2007 and $30 million, or $0.06 per diluted share, for the nine months ended September 30, 2007.

Non-conventional fuel tax credits — The favorable impact of non-conventional fuel tax credits on our 2007 effective tax rate was derived from our investments in two coal-based, synthetic fuel production facilities and our landfill gas-to-energy projects. The fuel generated from the facilities and our landfill gas-to-energy projects qualified for tax credits through 2007 pursuant to Section 45K of the Internal Revenue Code. Our recorded taxes for the nine months ended September 30, 2007 included a benefit of $58 million from Section 45K tax credits.

Our effective tax rate for the three and nine months ended September 30, 2007 reflected our expectations for the phase-out of 52% of Section 45K tax credits generated during 2007. As of December 31, 2007, our estimate of the 2007 phase-out rate had increased to 69%. In April 2008, the IRS published the phase-out percentage that must be applied to Section 45K tax credits generated in 2007, which was 67.2%. Our provision for income taxes for the first quarter of 2008 included an adjustment of our 2007 year-end estimate to the final 2007 phase-out, which resulted in the recognition of a $3 million benefit.

The tax credits generated by our investments in the synthetic fuel production facilities were offset, in part, by the recognition of our pro-rata share of the facilities’ losses, which were recognized as “Equity in net losses of unconsolidated entities” and “Interest expense.” During the nine months ended September 30, 2007, we recognized $50 million of equity losses and $2 million of interest expense associated with our interest in the facilities. The income tax benefit attributable to the facilities was $65 million for the nine months ended September 30, 2007, including $44 million of Section 45K tax credits. Our investment in the facilities increased net income for the nine months ended September 30, 2007 by $13 million. Our interest in the facilities did not contribute significantly to net income for the three and nine months ended September 30, 2008 due to the expiration of our investments and Section 45K tax credits at the end of 2007.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$310	$278	$869	$854

Other comprehensive income (loss):
Unrealized gains (losses) resulting from changes in fair values of derivative instruments, net of taxes	15	(14)	12	(36)
Realized (gains) losses on derivative instruments reclassified into earnings, net of taxes	(9)	19	(10)	44
Unrealized losses on marketable securities, net of taxes	(2)	(4)	(4)	(4)
Translation adjustment of foreign currency statements	(28)	41	(45)	89

Other comprehensive income (loss)	(24)	42	(47)	93

Comprehensive income	$286	$320	$822	$947

The components of accumulated other comprehensive income were as follows (in millions):

	September 30,	December 31,
	2008	2007

Accumulated unrealized loss on derivative instruments, net of tax benefit	$(18)	$(20)
Accumulated unrealized gain on marketable securities, net of taxes	1	5
Cumulative translation adjustment of foreign currency statements	195	240
Underfunded post-retirement benefit obligations, net of taxes	4	4

	$182	$229

6.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Number of common shares outstanding at end of period	490.6	509.8	490.6	509.8
Effect of using weighted average common shares outstanding	0.2	6.1	1.9	11.6

Weighted average basic common shares outstanding	490.8	515.9	492.5	521.4
Dilutive effect of equity-based compensation awards, warrants and other contingently issuable shares	3.3	4.2	3.3	4.6

Weighted average diluted common shares outstanding	494.1	520.1	495.8	526.0

Potentially issuable shares	15.4	18.8	15.4	18.8
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.9	2.4	0.9	2.5

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Commitments and Contingencies

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

Management does not expect to have any claims against or draws on these instruments that would have a material adverse effect on our consolidated financial statements and we have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations.

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

We also have guaranteed the obligations of and provided indemnification to third parties in the ordinary course of business. Guarantee agreements outstanding as of September 30, 2008 include guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $10 million; agreements guaranteeing the market value of homeowners’ properties adjacent to landfills; and the guarantee of interest rate swap obligations of the funding entity in connection with our letter of credit facility. Our indemnification obligations generally provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. We do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements are accounted for as incurred.

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

Estimating our degree of responsibility for remediation of a particular site is inherently difficult and determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $150 million higher than the $273 million recorded in the Condensed Consolidated Financial Statements as of September 30, 2008. Our ongoing review of our remediation liabilities could result in revisions that could cause upward or downward adjustments to income from operations. These adjustments could also be material in any given period.

As of September 30, 2008, we had been notified by the government that we are a PRP in connection with 74 locations listed on the EPA’s National Priorities List, or NPL. Of the 74 sites at which claims have been made against us, 16 are sites we own. All of the NPL sites we own were initially developed by others as landfill disposal facilities. The NPL sites are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund. CERCLA generally provides for liability for those parties owning, operating, transporting to or disposing at the sites. Proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and remediation, which costs could be substantial and could have a material adverse effect on our consolidated financial statements. At some of the sites at which we have been identified as a PRP, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain. Any of these matters potentially could have a material adverse effect on our consolidated financial statements.

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

There are two separate wage and hour lawsuits pending against us in California, each seeking class certification. The actions have recently been coordinated to proceed in San Diego County. Both lawsuits make the same general allegations that the defendants failed to comply with certain California wage and hour laws, including allegedly failing to provide meal and rest periods, and failing to properly pay hourly and overtime wages. Similarly, a purported class action lawsuit was filed in August 2008 in federal court in Minnesota alleging that we violated the Fair Labor Standards Act. The Company has filed a motion to dismiss, alleging lack of jurisdiction. We deny all of these claims and intend to vigorously defend these matters. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can possible damages, if any, be reasonably estimated.

From time to time, we also are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of having owned, operated or transported waste to a disposal facility that is alleged to have contaminated the environment or, in certain cases, on the basis of having conducted environmental

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 20, 2008, we filed a lawsuit in state court in the Southern District of Texas against SAP AG and SAP America, Inc., alleging fraud and breach of contract. The lawsuit relates to our 2005 software license from SAP for a waste and recycling revenue management system and agreement for SAP to implement the software on a fixed-fee basis. We have alleged that SAP contracted to provide software that would not need to be customized or enhanced and that the software would be fully implemented throughout the Company in 18 months. We are pursuing all legal remedies, including recovery of all payments we have made, costs we have incurred and savings not realized. SAP filed a general denial to the suit. Discovery is ongoing and we have been assigned a trial date of October 2009. We are vigorously pursuing all claims available.

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

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. The following are the three matters pending as of September 30, 2008 that are disclosed in accordance with that requirement:

On April 4, 2006, the EPA issued a Finding and Notice of Violation (“FNOV”) to Waste Management of Hawaii, Inc., an indirect wholly-owned subsidiary of WMI, and to the City and County of Honolulu for alleged violations of the federal Clean Air Act, based on alleged failure to submit certain reports and design plans required by the EPA, and the failure to begin and timely complete the installation of a gas collection and control system for

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Waimanalo Gulch Sanitary Landfill on Oahu. The FNOV did not propose a penalty amount and the parties have been in confidential settlement negotiations. Pursuant to an indemnity agreement, any penalty assessed will be paid by the Company, and not by the City and County of Honolulu.

On March 17, 2008, Chemical Waste Management, LLC, an indirect wholly-owned subsidiary of WMI, received a proposed Order on Consent and Complaint from the New York State Department of Environmental Conservation (“DEC”) alleging violations under the Resource Conservation and Recovery Act that were either self-reported by Chemical Waste or observed during DEC inspections involving handling, disposal and transportation-related activities. The Order provided for a civil penalty in the amount of $240,250 and covers the period from November 2000 through January 2007. Subsequently, at the request of Chemical Waste, the DEC agreed to amend its proposed Order to include an alleged storm water violation with a total proposed penalty of $290,000. The parties are engaged in confidential settlement discussions involving the alleged violations and amount of the penalty.

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

Multi-employer, defined benefit pension plans — We have collective bargaining agreements with various union locals across the United States. As a result of many of these agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multi-employer, defined benefit pension plans for the affected employees, including the Central States Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”). In March 2008, the Central States Pension Plan reported that it has adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008, which placed the Central States Pension Plan in “critical status,” as defined by the Pension Protection Act of 2006. In connection with our ongoing re-negotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. In September 2008, we recognized an $18 million charge to “Operating” expenses for the agreed-upon withdrawal of a bargaining unit in Milwaukee, Wisconsin from the Central States Pension Fund in connection with our negotiations of that unit’s agreement. We do not believe that our withdrawals from the multi-employer plans, individually or in the aggregate, would have a material adverse effect on our financial condition or liquidity. However, withdrawals of other bargaining units in the future could have a material adverse effect on our results of operations for the period in which any such withdrawal were recorded.

Tax matters — In the second quarter of 2008, we concluded the IRS audit of the 2006 tax year and recognized a $4 million net benefit as a reduction to our provision for income taxes. We are currently in the examination phase of IRS audits for the years 2007 and 2008. We expect the 2007 audit to be completed within the next three months and the 2008 audit to be completed within the next 15 months. Audits associated with state and local jurisdictions date back to 1999 and examinations associated with Canada date back to 1998. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

We have approximately $3.0 billion of tax-exempt financings as of September 30, 2008. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code, which exempt from taxation the interest income earned by the bondholders in the transactions. The requirements of the Code can be complex, and failure to comply with these requirements could cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and applicable regulations. It is possible that an adverse determination by the IRS could have a material adverse effect on the Company’s cash flows and results of operations.

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

Through September 30, 2008, we had paid $7 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the first quarter of 2009.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three and nine months ended September 30 is shown in the following tables (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues	Revenues	Operations

September 30, 2008
Eastern	$826	$(155)	$671	$135
Midwest	831	(123)	708	119
Southern	935	(123)	812	225
Western	861	(111)	750	151
Wheelabrator	245	(24)	221	104
WMRA	296	(4)	292	26
Other	87	(16)	71	(12)

	4,081	(556)	3,525	748
Corporate and Other	—	—	—	(116)

Total	$4,081	$(556)	$3,525	$632

September 30, 2007
Eastern	$841	$(164)	$677	$124
Midwest	821	(130)	691	139
Southern	923	(136)	787	201
Western	851	(110)	741	140
Wheelabrator	222	(17)	205	90
WMRA	248	(5)	243	20
Other	80	(21)	59	(12)

	3,986	(583)	3,403	702
Corporate and Other	—	—	—	(137)

Total	$3,986	$(583)	$3,403	$565

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Nine Months Ended:	Revenues	Revenues	Revenues	Operations

September 30, 2008
Eastern	$2,430	$(454)	$1,976	$390
Midwest	2,402	(364)	2,038	356
Southern	2,788	(377)	2,411	653
Western	2,519	(326)	2,193	463
Wheelabrator	683	(65)	618	239
WMRA	846	(15)	831	69
Other	246	(33)	213	(41)

	11,914	(1,634)	10,280	2,129
Corporate and Other	—	—	—	(354)

Total	$11,914	$(1,634)	$10,280	$1,775

September 30, 2007
Eastern	$2,480	$(481)	$1,999	$396
Midwest	2,345	(376)	1,969	374
Southern	2,770	(411)	2,359	617
Western	2,514	(332)	2,182	455
Wheelabrator	649	(51)	598	205
WMRA	693	(15)	678	61
Other	218	(54)	164	(33)

	11,669	(1,720)	9,949	2,075
Corporate and Other	—	—	—	(396)

Total	$11,669	$(1,720)	$9,949	$1,679

The income from operations provided by our four geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these Groups do provide recycling and other services that can affect these margins. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the region in which our facilities are concentrated. Income from operations provided by our WMRA segment generally reflects operating margins typical of the recycling industry, which tend to be lower than those provided by our base business, but may fluctuate significantly as market prices for commodities change. Fluctuations in our operating results between quarters may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and general economic conditions.

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

From time to time, the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. In addition to the impacts of “(Income) Expense from Divestitures, Asset Impairments and Unusual Items,” which are discussed in Note 10, the following items have significantly affected the operating results of our segments during the periods presented:

•	Eastern — The Group’s operating results for the three and nine months ended September 30, 2007 were improved by $3 million and $18 million, respectively, due to the favorable resolution of a disposal tax matter. The same disposal tax matter also improved the Group’s operating results by $3 million in the first quarter of 2008. These impacts were recognized as reductions to disposal fees and taxes within our “Operating” expenses.

•	Midwest — During the third quarter of 2008, the Group’s operating results were negatively affected by $26 million of increased “Operating” expenses due to a labor disruption associated with the renegotiation of a collective bargaining agreement in Milwaukee, Wisconsin and the related agreement of the bargaining unit to withdraw from the Central States Pension Fund.

•	Western — During the third quarter of 2007, the Group’s operating results were negatively affected by $26 million, principally for increased “Operating” expenses, due to a labor dispute in Oakland, California and, to a much lesser extent, the management of collective bargaining agreements in other parts of California. Costs incurred were largely related to security efforts and the deployment and lodging costs incurred for replacement workers who were brought to Oakland from across the organization.

•	Wheelabrator — The Group’s income from operations for the first quarter of 2007 was negatively affected by $21 million of charges incurred for the early termination of a lease agreement in connection with the purchase of one of our independent power production plants. This charge was recorded as “Operating” expenses.

10.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

(Income) expense from divestitures (including held-for-sale impairments) — We recognized $28 million of net gains from divestitures during the nine months ended September 30, 2008 related to the divestiture of under-performing collection operations in our Southern Group, $2 million of which was recognized during the first quarter of 2008 and $26 million of which was recognized during the third quarter of 2008. Total proceeds from divestitures completed during the nine months ended September 30, 2008 were $48 million, which we primarily received in cash.

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

Impairments of assets held-for-use — During the third quarter of 2008, we recognized a $3 million impairment charge as a result of a decision to close a landfill in our Southern Group. During the nine months ended September 30, 2007, we recognized $11 million in impairment charges for our landfill line of business. These charges were principally due to impairments recognized during the first quarter of 2007 for two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to the volumes for the second landfill.

11.	Fair Value Measurements

SFAS No. 157 provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As of September 30, 2008, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$403	$403	$—	$—
Interest rate derivatives	5	—	5	—
Environmental remediation recovery assets (a)	29	—	—	29

Total assets	$437	$403	$5	$29

Liabilities:
Interest rate derivatives	$13	$—	$13	$—
Foreign currency derivatives	13	—	13	—

Total liabilities	$26	$—	$26	$—

(a)	Changes in the fair value of these assets are generally related to (i) revisions in our estimates of the cost to remediate a site because the amounts owed by third parties are directly related to the underlying environmental remediation liabilities; (ii) receipt of funds from third parties; (iii) changes in our expectations for the recovery of the balances; (iv) the accretion of interest income; and (v) changes in the applicable discount rates due to either fluctuations in market interest rates or changes in the credit-worthiness of our counterparties. There have not been any material changes in these fair value measurements during 2008.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$453	$—	$51	$—	$504
Other current assets	3	—	2,086	—	2,089

	456	—	2,137	—	2,593
Property and equipment, net	—	—	11,291	—	11,291
Investments in and advances to affiliates	9,963	11,350	1,064	(22,377)	—
Other assets	30	14	6,415	—	6,459

Total assets	$10,449	$11,364	$20,907	$(22,377)	$20,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$626	$—	$190	$—	$816
Accounts payable and other current liabilities	83	6	2,101	—	2,190

	709	6	2,291	—	3,006
Long-term debt, less current portion	3,833	635	3,145	—	7,613
Other liabilities	11	1	3,512	—	3,524

Total liabilities	4,553	642	8,948	—	14,143
Minority interest in subsidiaries and variable interest entities	—	—	304	—	304
Stockholders’ equity	5,896	10,722	11,655	(22,377)	5,896

Total liabilities and stockholders’ equity	$10,449	$11,364	$20,907	$(22,377)	$20,343

December 31, 2007

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$416	$—	$—	$(68)	$348
Other current assets	—	—	2,132	—	2,132

	416	—	2,132	(68)	2,480
Property and equipment, net	—	—	11,351	—	11,351
Investments in and advances to affiliates	9,617	10,622	173	(20,412)	—
Other assets	28	15	6,301	—	6,344

Total assets	$10,061	$10,637	$19,957	$(20,480)	$20,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$129	$—	$200	$—	$329
Accounts payable and other current liabilities	79	22	2,236	(68)	2,269

	208	22	2,436	(68)	2,598
Long-term debt, less current portion	4,034	889	3,085	—	8,008
Other liabilities	27	2	3,438	—	3,467

Total liabilities	4,269	913	8,959	(68)	14,073
Minority interest in subsidiaries and variable interest entities	—	—	310	—	310
Stockholders’ equity	5,792	9,724	10,688	(20,412)	5,792

Total liabilities and stockholders’ equity	$10,061	$10,637	$19,957	$(20,480)	$20,175

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,525	$—	$3,525
Costs and expenses	—	—	2,893	—	2,893

Income from operations	—	—	632	—	632

Other income (expense):
Interest income (expense)	(68)	(11)	(30)	—	(109)
Equity in subsidiaries, net of taxes	353	360	—	(713)	—
Minority interest	—	—	(13)	—	(13)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	1	—	1

	285	349	(42)	(713)	(121)

Income before income taxes	285	349	590	(713)	511
Provision for (benefit from) income taxes	(25)	(4)	230	—	201

Net income	$310	$353	$360	$(713)	$310

Three Months Ended September 30, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,403	$—	$3,403
Costs and expenses	—	—	2,838	—	2,838

Income from operations	—	—	565	—	565

Other income (expense):
Interest income (expense)	(74)	(16)	(28)	—	(118)
Equity in subsidiaries, net of taxes	325	335	—	(660)	—
Minority interest	—	—	(12)	—	(12)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	1	—	1

	251	319	(39)	(660)	(129)

Income before income taxes	251	319	526	(660)	436
Provision for (benefit from) income taxes	(27)	(6)	191	—	158

Net income	$278	$325	$335	$(660)	$278

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$10,280	$—	$10,280
Costs and expenses	—	—	8,505	—	8,505

Income from operations	—	—	1,775	—	1,775

Other income (expense):
Interest income (expense)	(204)	(30)	(93)	—	(327)
Equity in subsidiaries, net of taxes	998	1,017	—	(2,015)	—
Minority interest	—	—	(33)	—	(33)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(2)	—	(2)

	794	987	(128)	(2,015)	(362)

Income before income taxes	794	987	1,647	(2,015)	1,413
Provision for (benefit from) income taxes	(75)	(11)	630	—	544

Net income	$869	$998	$1,017	$(2,015)	$869

Nine Months Ended September 30, 2007
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$9,949	$—	$9,949
Costs and expenses	—	—	8,270	—	8,270

Income from operations	—	—	1,679	—	1,679

Other income (expense):
Interest income (expense)	(221)	(49)	(86)	—	(356)
Equity in subsidiaries, net of taxes	994	1,025	—	(2,019)	—
Minority interest	—	—	(33)	—	(33)
Equity in net earnings (losses) of unconsolidated entities and other, net	—	—	(43)	—	(43)

	773	976	(162)	(2,019)	(432)

Income before income taxes	773	976	1,517	(2,019)	1,247
Provision for (benefit from) income taxes	(81)	(18)	492	—	393

Net income	$854	$994	$1,025	$(2,019)	$854

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$869	$998	$1,017	$(2,015)	$869
Equity in earnings of subsidiaries, net of taxes	(998)	(1,017)	—	2,015	—
Other adjustments	(11)	(27)	1,071	—	1,033

Net cash provided by (used in) operating activities	(140)	(46)	2,088	—	1,902

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(230)	—	(230)
Capital expenditures	—	—	(787)	—	(787)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	92	—	92
Net receipts from restricted trust and escrow accounts and other, net	(2)	—	151	—	149

Net cash used in investing activities	(2)	—	(774)	—	(776)

Cash flows from financing activities:
New borrowings	644	—	447	—	1,091
Debt repayments	(371)	(244)	(591)	—	(1,206)
Common stock repurchases	(410)	—	—	—	(410)
Cash dividends	(399)	—	—	—	(399)
Exercise of common stock options and warrants	36	—	—	—	36
Minority interest distributions paid and other	7	—	(89)	—	(82)
(Increase) decrease in intercompany and investments, net	672	290	(1,030)	68	—

Net cash provided by (used in) financing activities	179	46	(1,263)	68	(970)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	37	—	51	68	156
Cash and cash equivalents at beginning of period	416	—	—	(68)	348

Cash and cash equivalents at end of period	$453	$—	$51	$—	$504

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

SFAS No. 141(R) — Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be effective for the Company beginning January 1, 2009. The adoption of SFAS No. 141(R) will not have a material impact on our Condensed Consolidated Financial Statements. However, it could impact our accounting and reporting for future acquisitions.

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

On June 23, 2008, Republic Services, Inc. and Allied Waste Industries, Inc. announced that they had entered into a definitive merger agreement. Their merger agreement provided that neither Republic nor Allied would actively solicit third-party acquisition proposals, but that either party could provide information to and engage in discussions with a third party if the Board of Directors of the company receiving the proposal determined that the proposal either constitutes, or could reasonably be expected to lead to, a Superior Proposal (as defined in the agreement). During the third quarter of 2008, we made two proposals to the Board of Directors of Republic to acquire all of Republic’s outstanding shares of common stock in an all-cash merger, first at $34 per share and then at $37 per share. Subsequent to each proposal, Republic announced that its Board of Directors had determined that our proposals did not constitute, and could not reasonably be expected to lead to, a Superior Proposal and, as a result, it had declined to authorize Republic to provide us with information or engage in discussions and negotiations with us. On October 13, 2008, we announced that we were withdrawing our proposal given the current state of the financial markets.

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

Some of the risks that we face and that could affect our business and financial statements for 2008 and beyond include the following:

•	competition may negatively affect our profitability or cash flows, our price increases may have negative effects on volumes, and price roll-backs and lower than average pricing to retain and attract customers may negatively affect our yield on base business;

•	we may be unable to maintain or expand margins if we are unable to control costs or raise prices;

•	we may not be able to successfully execute or continue our operational or other margin improvement plans and programs, including pricing increases, passing on increased costs to our customers, reducing costs due to our operational improvement programs, and divesting under-performing assets and purchasing accretive businesses, any of which could negatively affect our revenues and margins;

•	weather conditions cause our quarter-to-quarter results to fluctuate, and harsh weather or natural disasters may cause us to temporarily shut down operations;

•	continued volatility and further deterioration in the credit markets, inflation, higher interest rates and other general and local economic conditions may negatively affect the volumes of waste generated, our liquidity, our financing costs and other expenses;

•	economic conditions may negatively affect parties with whom we do business, which could result in late payments or the uncollectability of receivables as well as the non-performance of certain agreements, including expected funding under our credit agreement, which could negatively impact our liquidity and results of operations;

•	possible changes in our estimates of costs for site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses;

•	regulations may negatively impact our business by, among other things, restricting our operations, increasing costs of operations or requiring additional capital expenditures;

•	climate change legislation, including possible limits on carbon emissions, may negatively impact our results of operations by increasing expenses related to tracking, measuring and reporting our greenhouse gas emissions and increasing operating costs and capital expenditures that may be required to comply with any such legislation;

•	if we are unable to obtain and maintain permits needed to open, operate, and/or expand our facilities, our results of operations will be negatively impacted;

•	limitations or bans on disposal or transportation of out-of-state, cross-border, or certain categories of waste, as well as mandates on the disposal of waste, can increase our expenses and reduce our revenue;

•	fuel price increases or fuel supply shortages may increase our expenses or restrict our ability to operate;

•	increased costs or the inability to obtain financial assurance or the inadequacy of our insurance coverages could negatively impact our liquidity and increase our liabilities;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	fluctuations in commodity prices may have negative effects on our operating results;

•	trends requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of waste could have negative effects on volumes of waste going to landfills and waste-to-energy facilities;

•	efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have chosen to be represented by unions, which could lead to labor disruptions, including strikes and lock-outs, which could adversely affect our results of operations and cash flows;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs, limit our ability to conduct or expand our operations, or limit our ability to execute our business plans and strategies;

•	problems with the operation of our current information technology or the development and deployment of new information systems could decrease our efficiencies, increase our costs, or lead to an impairment charge;

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations; and

•	we may reduce or permanently eliminate our dividend or share repurchase program, reduce capital spending and cease acquisitions if cash flows are less than we expect and we are not able to obtain capital needed to refinance our debt obligations, including near-term maturities, on acceptable terms.

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

Overview

Our operating results for the third quarter of 2008 were strong, reflecting continued progress in both earnings growth and margin expansion. Highlights from the quarter include:

•	An increase in revenues of $122 million, or 3.6%, from $3,403 million in the third quarter of 2007 to $3,525 million in the current period;

•	An increase in reported diluted earnings per share of 16.7%, from $0.54 in the third quarter of 2007 to $0.63 in the current period;

•	An increase in income from operations of 11.9%, from $565 million in the third quarter of 2007 to $632 million in the current period; and

•	Margin growth, reflected by income from operations as a percentage of revenue, of 130 basis points, from 16.6% in the third quarter of 2007 to 17.9% in the current period.

We believe that our financial results this quarter continue to be particularly impressive given the strong headwinds we continue to face. The most significant challenges of the current quarter were record high fuel prices and volume declines due to pricing competition and the general downturn in the economy, including the sharp decline in construction in many parts of the country.

Our operating costs increased by $78 million, or 3.6% in the current period, while our operating costs as a percentage of revenue remained flat at 63.0% in both the current period and prior year. The largest contributor to the increased costs was fuel, followed by costs of good sold in our recycling operations as a result of higher commodity prices. Additionally, we recognized $26 million of operating expenses during the current quarter for a labor disruption in the Milwaukee, Wisconsin area, which resulted in higher than expected operating expenses for the period. Notwithstanding these difficulties, we were able to maintain our operating expenses as a percentage of revenue because of our disciplined approach to controlling our costs and our focus on operational excellence and safety. Our selling, general and administrative costs increased by $4 million, or 1.1%, in the third quarter of 2008, as compared with the prior year period due in large part to $5 million of professional fees incurred to support our previously proposed acquisition of Republic Services, Inc. and higher labor and benefit costs, which were partially offset by decreases in consulting fees paid for our strategic initiatives. As a percentage of revenue, our selling, general and administrative costs declined to 10.5% in the current period compared with 10.7% in the prior year period.

As is our practice, we are including free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business. We also believe it is indicative of our ability to pay our quarterly dividends, repurchase common stock, fund acquisitions and other investments, and, in the absence of refinancings, to repay our debt obligations. Free cash flow is not intended to replace “Net cash provided by operating activities,” which is the most comparable GAAP measure. However, by subtracting cash used for capital expenditures and adding the cash proceeds from divestitures and other asset sales, we believe free cash flow gives investors greater insight into how we view our liquidity. Nonetheless, the use of free cash flow as a liquidity measure has material limitations because it excludes certain expenditures that are required or that we have committed to, such as declared dividend payments and debt service requirements.

We calculate free cash flow as shown in the table below (in millions), which may not be the same as similarly titled measures presented by other companies:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net cash provided by operating activities	$771	$771	$1,902	$1,846
Capital expenditures	(301)	(240)	(787)	(721)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	54	19	92	235

Free cash flow	$524	$550	$1,207	$1,360

Free cash flow for the third quarter of 2008 decreased by $26 million, or 4.7%, when compared with the prior year period. The decline is a result of higher capital spending in the current year period due to increased fleet spending offset, in part, by an increase in proceeds from divestitures of businesses and other sales of assets. On a year-to-date basis, our operating cash flows have increased by $56 million, or 3.0%, which we believe is indicative of our focus on earnings growth and our ability to generate strong and consistent cash flow from operations.

Outlook

The recent distress in the financial markets did not have a significant impact on our financial position, results of operations or liquidity in the third quarter of 2008. However, as noted below, the recent volatility and disruption of the credit markets was a significant factor in our decision to withdraw our proposal to acquire the outstanding common stock of Republic Services, Inc. Additionally, depending on events that are beyond our control, it is possible that we may not have access to the credit markets if we were to try to access those markets in the foreseeable future. If the credit markets are not available to us, or are not available on terms we deem acceptable, we expect to rely on our available cash, our existing credit facility and the cash we generate from our operations to meet our debt repayment and other obligations. At September 30, 2008, we had over $500 million of cash and cash equivalents on hand. We also had $897 million of available capacity under our revolving credit facility, which is with a diverse portfolio of banks. See the “Liquidity and Capital Resources” section for additional discussion of our debt maturities and our credit facility.

The expected weakness in the overall economy and any continued lack of liquidity in the credit markets may continue to put negative pressure on both consumer and business spending, resulting in less consumption and waste produced. However, we believe that we are well positioned to weather the current crisis. We provide services that are essential in any economic environment. Additionally, although our levels of net cash provided by operating activities may be negatively affected by general economic conditions, we believe that we will continue to generate strong cash flow from operations, which, along with our available cash and existing credit facility, will provide the means needed to meet our debt repayment obligations during the next 12 months. Our discretionary spending includes capital expenditures for equipment, acquisitions of assets and businesses and repurchases of our common stock. To the extent operating cash flows decline, we have the ability to reduce our discretionary spending while continuing to focus on delivering superior service to our customers and a strong financial performance for our stockholders.

During the third quarter of 2008, we made two proposals to the Board of Directors of Republic to acquire all of Republic’s outstanding shares of common stock in an all-cash merger, first at $34 per share and then at $37 per share. Subsequent to each proposal, Republic announced that its Board of Directors had declined to authorize Republic to provide us with information or engage in discussions and negotiations with us. On October 13, 2008, we announced that we were withdrawing our proposal to acquire all of the outstanding shares of Republic Services, Inc. due to the current state of the financial markets.

Our outlook for the fourth quarter of 2008 and early 2009 has also been affected by recent changes in the recyclable commodities markets. Over the years, the recyclables that we process have been subject to significant market price fluctuations, and in 2008, increases in the prices of recycling commodities have contributed to our revenue growth, margin expansion and earnings. In October 2008, we have seen significant dislocation in the commodities markets, including substantial reductions in demand from the Asian markets, which is resulting in difficulties in selling recyclable commodities and sharp declines in commodity prices. This market downturn will reduce our revenues and may negatively affect our earnings and operating cash flows for the remainder of the year.

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

Results of Operations

Operating Revenues

Our operating revenues for the three and nine months ended September 30, 2008 were $3.5 billion and $10.3 billion, respectively, compared with $3.4 billion and $9.9 billion for the three and nine months ended September 30, 2007, respectively. Shown below (in millions) is the contribution to revenues during each period provided by our six operating Groups and our other waste services:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Eastern	$826	$841	$2,430	$2,480
Midwest	831	821	2,402	2,345
Southern	935	923	2,788	2,770
Western	861	851	2,519	2,514
Wheelabrator	245	222	683	649
WMRA	296	248	846	693
Other	87	80	246	218
Intercompany	(556)	(583)	(1,634)	(1,720)

Total	$3,525	$3,403	$10,280	$9,949

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Collection	$2,233	$2,210	$6,608	$6,524
Landfill	787	789	2,258	2,300
Transfer	417	426	1,221	1,248
Wheelabrator	245	222	683	649
Recycling	344	294	988	828
Other	55	45	156	120
Intercompany	(556)	(583)	(1,634)	(1,720)

Total	$3,525	$3,403	$10,280	$9,949

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change for the		Change for the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008 and 2007		2008 and 2007

Average yield:
Base business	$92	2.7%	$295	3.0%
Commodity	51	1.5	178	1.8
Electricity (IPPs)	5	0.2	7	—
Fuel surcharges and mandated fees	77	2.3	193	2.0

Total	225	6.7	673	6.8
Volume	(108)	(3.2)	(359)	(3.6)

Internal revenue growth	117	3.5	314	3.2
Acquisitions	28	0.8	85	0.8
Divestitures	(24)	(0.7)	(110)	(1.1)
Foreign currency translation	1	—	42	0.4

	$122	3.6%	$331	3.3%

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

Our pricing excellence initiative continues to be the primary contributor to our revenue growth from base business yield when comparing the three and nine months ended September 30, 2008 with the comparable prior year periods. The increase in revenue from base business yield continues to be driven by our collection pricing programs, although pricing at our transfer stations and for landfill municipal solid waste streams also contributed significant improvements.

In addition to the revenue growth provided by our pricing initiatives, we also saw an increase in revenue from yield at our waste-to-energy facilities. This increase was largely due to annual rate increases for electricity under long-term contracts and favorable energy market pricing, which is generally indexed to natural gas prices.

Revenues from our environmental fee increased our base business yield by $13 million and $48 million when comparing the three and nine months ended September 30, 2008, respectively, with the comparable prior year periods. The increase in revenues from our environmental fee is due to an increase of 1.2% in the fee charged to customers receiving services subject to the fee.

Commodity — Increases in the prices of recycling commodities contributed $51 million and $178 million of revenue growth during the three and nine months ended September 30, 2008, respectively. For the nine months ended September 30, 2008, average prices for old corrugated cardboard increased by 10% and average prices for old newsprint increased by 30%. While market prices for commodities remained strong throughout the third quarter, we did see a 9% decline in average prices for old corrugated cardboard when comparing the three months ended September 30, 2008 with the comparable prior year period. Over 50% of the increase in revenue from yield on our recycling operations is associated with our relatively lower margin brokerage activities.

Fuel surcharges and mandated fees — Fuel surcharges increased revenues by $77 million and $194 million when comparing the three and nine months ended September 30, 2008, respectively, with the comparable prior year periods. This increase is due to our continued effort to pass on our higher fuel costs to our customers through fuel surcharges. Although our fuel surcharge program is designed to respond to changes in the market price for fuel, there is an administrative delay between the time our fuel costs change and when we are able to make the corresponding change in our fuel surcharges. This delay negatively affected our ability to fully recover our cost increases in the first six months of 2008 as the increases in our fuel surcharges consistently lagged the sharp increases in fuel costs throughout the first half of the year. However, the cost of fuel began to decline during the third quarter of 2008, allowing us to fully recover the fuel costs we incurred during the period.

The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — The $108 million and $359 million declines in revenues due to lower volumes when comparing the three and nine months ended September 30, 2008 with the corresponding prior year periods have been driven by declines in our collection volumes. Declines in revenues due to reduced volumes in our collection business were $115 million for the three-month period and $345 million for the nine-month period. Our revenues from collection volumes continue to be affected by our focus on improving margins through increased pricing. However, the slowdown in the economy continues to have a significant impact, particularly on our commercial and industrial collection lines of business. Our industrial collection operations experienced the most significant revenue declines due to lower volumes as a result of the continued slowdown in construction activities across the United States.

Third-party revenue at our landfills is relatively flat when comparing the three and nine months ended September 30, 2008 with the comparable prior year periods. Throughout 2008, we have experienced declines in third-party revenue at our landfills due to reduced construction and demolition and municipal solid waste volumes, although the volume decline in our construction and demolition waste stream is at a slower rate than it had been in the past several quarters. In both the second and third quarters of 2008, these volume declines have been more than offset by an increase in special waste disposal volumes, principally in our Southern Group.

Acquisitions and divestitures — Revenues increased $28 million during the three months ended September 30, 2008 due to acquisitions, while divestitures accounted for decreased revenues of $24 million for the same period. In both the second and third quarters of 2008, revenue growth from acquisitions exceeded revenue declines from divestitures, a trend we had not seen in over two years. This change reflects (i) that there are less under-performing operations that are being considered for divestiture and (ii) the resulting shift of focus to accretive acquisitions. Acquisitions contributed $85 million of additional revenues when comparing the nine months ended September 30, 2008 with the comparable prior year period, and divestitures of under-performing or non-strategic operations accounted for decreased revenues of $110 million.

Operating Expenses

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2008	2007	Change		2008	2007	Change

Labor and related benefits	$625	$610	$15	2.5%	$1,820	$1,805	$15	0.8%
Transfer and disposal costs	274	293	(19)	(6.5)	810	868	(58)	(6.7)
Maintenance and repairs	260	262	(2)	(0.8)	815	808	7	0.9
Subcontractor costs	239	234	5	2.1	695	673	22	3.3
Cost of goods sold	237	205	32	15.6	667	557	110	19.7
Fuel	205	145	60	41.4	585	419	166	39.6
Disposal and franchise fees and taxes	160	154	6	3.9	462	450	12	2.7
Landfill operating costs	63	63	—	—	194	187	7	3.7
Risk management	53	63	(10)	(15.9)	158	175	(17)	(9.7)
Other	105	114	(9)	(7.9)	288	327	(39)	(11.9)

	$2,221	$2,143	$78	3.6	$6,494	$6,269	$225	3.6

The increases in our operating expenses during the three and nine months ended September 30, 2008 can largely be attributed to the following:

•	Fuel cost increases — On average, diesel fuel prices increased 50% from $2.90 per gallon in the third quarter of 2007 to $4.34 per gallon in the third quarter of 2008. For the nine months ended September 30, 2008, the average diesel fuel price increased 49% from $2.75 per gallon for the first nine months of 2007 to $4.10 per gallon for the first nine months of 2008. Higher fuel costs caused increases in both our direct fuel costs and our subcontractor costs throughout 2008.

•	Higher market prices for commodities — Market prices for commodities rose sharply when comparing the three and nine months ended September 30, 2008 with the corresponding prior year periods. This significant increase in market prices was the driver of the current quarter and year-to-date increases in cost of goods sold.

•	Strengthening of the Canadian dollar — When comparing the average exchange rate for the nine months ended September 30, 2008 with the same 2007 period, the Canadian rate strengthened by approximately 8%, increasing total operating expenses by $33 million. Average Canadian exchange rates were relatively flat when comparing the three-month periods, resulting in an insignificant impact on our operating expenses.

Our operating expenses for the three and nine months ended September 30, 2008 were also significantly affected by a labor disruption associated with the renegotiation of a collective bargaining agreement in Milwaukee, Wisconsin and the related agreement of the bargaining unit to withdraw from the Central States Pension Fund, which is discussed in Note 7 to the Condensed Consolidated Financial Statements. These activities increased the operating expenses of our Midwest Group by $26 million during the third quarter of 2008, of which $21 million was included in the “Labor and related benefits” category and $5 million was included in “Other.” Approximately $18 million of the additional labor and benefits costs was associated with a charge related to the bargaining unit agreeing to our proposal to withdraw them from the Teamsters’ underfunded multi-employer pension fund. The remaining costs incurred were related to security and the deployment and lodging costs incurred for the Company’s replacement workers who were brought to Milwaukee from across the organization.

Our Western Group incurred “Other” operating expenses of $23 million during the three months ended September 30, 2007 and $26 million during the nine months ended September 30, 2007 for security, labor, lodging and travel costs incurred as a result of a labor disruption in Oakland, California.

After considering the significant impacts that fuel, commodity prices, foreign currency translation and the renegotiation of the Milwaukee collective bargaining agreement have had on our 2008 operating expenses, we are encouraged that our results continue to reflect our focus on (i) identifying operational efficiencies that translate into cost savings; (ii) managing our fixed costs and reducing our variable costs as volumes decline due to our pricing program and the downturm in the economy; and (iii) reducing our costs in light of recent divestitures.

Other items affecting the comparability of our operating expenses by category for the three and nine months ended September 30, 2008 and 2007 include the following:

•	Labor and related benefits — In addition to the $18 million charge mentioned above for the agreed-upon withdrawal of the Milwaukee bargaining unit from the Central States Pension Fund, we have experienced higher labor costs in the current year due to (i) annual merit increases and (ii) additional overtime and other labor costs attributed to severe winter weather conditions experienced during the first quarter of 2008 in our Midwest Group. In spite of these cost increases, we have been able to maintain our overall labor and benefits cost levels by focusing on operational efficiencies that result in cost savings.

•	Transfer and disposal costs — These costs have decreased due to volume declines and, to a lesser extent, divestitures, which largely impacted the first quarter of 2008.

•	Cost of goods sold — During the second and third quarters of 2008, we experienced lower brokerage and recycling facility volumes, which we believe were generally due to pricing competition and the downturn in the economy. These volume declines partially offset the effect of higher commodity prices on our cost of goods sold.

•	Disposal and franchise fees and taxes — The favorable resolution of a tax matter in our Eastern Group reduced expenses by $15 million during the first quarter of 2007 and by $3 million during both the third quarter of 2007 and first quarter of 2008. In addition, volume declines have reduced these costs during the nine months ended September 30, 2008.

•	Landfill operating costs — The year-to-date increase in costs during 2008 can be attributed to (i) the unfavorable impact of the January 1, 2008 adoption of SFAS No. 157, which resulted in a $6 million charge to landfill operating costs; (ii) increased leachate collection, trucking, treatment and disposal costs that were attributed, in part, to higher precipitation levels experienced across much of the country during the first half of 2008; and (iii) charges recognized during the second quarter of 2008 for changes in the expected costs for the settlement of environmental remediation obligations. Our landfill operating costs for the nine months ended September 30, 2007 included an $8 million charge for a revision in our estimate associated with remediation costs at one of our closed landfills.

•	Risk management — These costs have decreased throughout 2008, particularly for reduced actuarial projections of claim losses for workers’ compensation and auto and general liability claims, which can be attributed to our continued focus on safety and reduced accident and injury rates.

•	Other — The comparison of these costs for the nine-month period is significantly affected by $21 million of lease termination costs recognized in the first quarter of 2007 due to the purchase of one of our independent power production plants that we had previously operated through a lease agreement.

Selling, General and Administrative

The following table summarizes the major components of our selling, general and administrative costs for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2008	2007	Change		2008	2007	Change

Labor and related benefits	$214	$210	$4	1.9%	$648	$623	$25	4.0%
Professional fees	44	43	1	2.3	116	116	—	—
Provision for bad debts	14	13	1	7.7	37	32	5	15.6
Other	97	99	(2)	(2.0)	294	290	4	1.4

	$369	$365	$4	1.1	$1,095	$1,061	$34	3.2

Labor and related benefits — The current year increases are primarily attributable to (i) higher salaries and hourly wages driven by annual merit raises and an overall increase in headcount; (ii) higher non-cash compensation costs associated with the equity-based compensation provided for by our long-term incentive plans; and (iii) higher year-to-date insurance and benefit costs. These increases were partially offset by lower bonus expenses accrued in 2008.

Professional fees — Although our professional fees are relatively flat when comparing the three and nine months ended September 30, 2008 with the comparable prior year periods, we incurred significant costs in each year that are of a non-recurring nature. In 2008, we incurred $5 million of legal and consulting costs to support our previously proposed acquisition of Republic Services, Inc. In 2007, our consulting fees were higher due to increased spending for various strategic initiatives, including the support and development of the SAP waste and recycling revenue management system, which we discontinued development of in early 2008. For information related to the current status of our pending litigation against SAP, refer to Note 7 of our Condensed Consolidated Financial Statements.

Other — Our continued focus on our sales, marketing and other initiatives and identifying new customers resulted in increases in our advertising costs and travel and entertainment costs in the current year. When comparing the nine months ended September 30, 2008 with the comparable prior year period, these increases were partially offset by the impact of the $4 million charge recognized during the first quarter of 2007 as a result of an unclaimed property audit settlement.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization costs for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2008	2007	Change		2008	2007	Change

Depreciation of tangible property and equipment	$197	$200	$(3)	(1.5)%	$592	$598	$(6)	(1.0)%
Amortization of landfill airspace	124	125	(1)	(0.8)	332	348	(16)	(4.6)
Amortization of intangible assets	5	6	(1)	*	17	17	—	—

	$326	$331	$(5)	(1.5)	$941	$963	$(22)	(2.3)

*	Percentage change does not provide a meaningful comparison.

The decrease in depreciation and amortization expense in 2008 can generally be attributed to landfill volume declines, although landfill volumes did begin to stabilize in the third quarter. During the third quarter of 2008, we recognized a $6 million charge to landfill amortization expense for revisions in estimates of final capping, closure and post-closure cost estimates, which largely offset the impacts of reduced landfill amortization expense due to lower volumes.

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

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

(Income) expense from divestitures (including held-for-sale impairments) — We recognized $28 million of net gains from divestitures during the nine months ended September 30, 2008 related to the divestiture of under-performing collection operations in our Southern Group, $2 million of which was recognized during the first quarter of 2008 and $26 million of which was recognized during the third quarter of 2008. Total proceeds from divestitures completed during the nine months ended September 30, 2008 were $48 million, which were primarily received in cash.

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

Impairments of assets held-for-use — During the third quarter of 2008, we recognized a $3 million impairment charge as a result of a decision to close a landfill in our Southern Group. During the nine months ended September 30, 2007, we recognized $11 million in impairment charges for our landfill line of business. These charges were principally due to impairments recognized during the first quarter of 2007 for two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to the volumes for the second landfill.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three- and nine-month periods ended September 30 and provides explanations of significant factors contributing to the identified variances (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2008	2007	Change		2008	2007	Change

Operating segments:
Eastern	$135	$124	$11	8.9%	$390	$396	$(6)	(1.5)%
Midwest	119	139	(20)	(14.4)	356	374	(18)	(4.8)
Southern	225	201	24	11.9	653	617	36	5.8
Western	151	140	11	7.9	463	455	8	1.8
Wheelabrator	104	90	14	15.6	239	205	34	16.6
WMRA	26	20	6	30.0	69	61	8	13.1
Other	(12)	(12)	—	—	(41)	(33)	(8)	*

	748	702	46	6.6	2,129	2,075	54	2.6
Corporate and Other	(116)	(137)	21	(15.3)	(354)	(396)	42	(10.6)

Total	$632	$565	$67	11.9	$1,775	$1,679	$96	5.7

*	Percentage change does not provide a meaningful comparison.

Operating segments — The most significant items affecting the results of operations of our geographic operating segments continue to be (i) increased revenue from yield on base business as a result of our pricing strategies, particularly in our collection operations; (ii) declines in revenues due to lower volumes, which can be attributed to pricing competition, the significant downturn in construction and the slowdown of the general economy; (iii) our continued focus on controlling costs through operating efficiencies; and (iv) the unfavorable effect on operating margins of significantly higher fuel costs.

Other significant items affecting the comparability of the operating segments’ results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 are summarized below:

Eastern — The Group’s operating income for the nine months ended September 30, 2007 includes (i) an $18 million decrease in disposal fees and taxes due to the favorable resolution of a disposal tax matter and (ii) a $25 million net gain on divestitures. The same disposal tax matter resulted in a $3 million decrease in disposal fees and taxes in the first quarter of 2008. The impact of the disposal tax resolution in both periods is included as a reduction to “Operating” expenses in our Statements of Operations. When excluding the impact of these items, the growth in the Group’s operating income for the three and nine months ended September 30, 2008 was largely due to (i) margin expansion provided by our pricing strategies and focus on controlling costs; (ii) the divestiture of under-performing businesses and the acquisition of accretive operations; and (iii) an increase in the profitability of a significant transfer contract.

Midwest — The Group’s third quarter 2008 operating results were negatively affected by $26 million of additional operating expenses incurred as a result of a labor dispute in Milwaukee, Wisconsin. Included in these labor dispute expenses is an $18 million charge related to that location’s bargaining unit agreeing to our proposal to withdraw the bargaining unit from the Teamsters’ underfunded Central States Pension Fund. Also affecting the comparability of the Group’s income from operations for the periods presented were the negative impacts of unfavorable weather conditions in the first quarter 2008.

Southern — In the third quarter of 2008, the Group’s net increase in operating income is primarily due to a $26 million divestiture gain offset partially by a $3 million landfill impairment charge. Further affecting the comparability of the year-to-date operating income were the recognition of (i) first quarter 2007 impairment charges of $10 million attributable to two landfills, (ii) 2007 year-to-date gains on divestitures of $9 million, $7 million of which was recognized during the first quarter of 2007; and (iii) first quarter 2008 divestiture gains of $3 million.

Western — The comparability of the Group’s operating results for the reported periods has been most significantly affected by the negative impacts of a labor dispute in Oakland, California in 2007, which negatively affected operating income by $25 million for the three months ended September 30, 2007 and $28 million for the nine months ended September 30, 2007. Other items affecting the comparability of the Group’s results are (i) $7 million of unfavorable landfill amortization adjustments recognized during the third quarter of 2008 as a result of changes in estimates related to our final capping, closure, and post-closure obligations and (ii) increases in bad debt expense in the current year.

Wheelabrator — The increase in the Group’s operating income when comparing the three months ended September 30, 2008 with the comparable prior year period is largely due to favorable energy market rates in the third quarter of 2008. Affecting the comparability of the Group’s year-to-date operating income is a $21 million charge recognized in the first quarter of 2007 for the early termination of a lease agreement due to the Group’s purchase of an independent power production plant that it had previously operated through a lease agreement.

WMRA — In the first nine months of 2007 and 2008, the Group’s operating income benefited from substantial increases in market prices for commodities. In addition, the Group experienced income growth due to an increased focus on maintaining or reducing rebates made to suppliers. Higher than normal operating expenses, including higher subcontractor, repair and maintenance, and facility start-up costs, have negatively affected the Group’s operating income in 2008. The comparison of the Group’s year-to-date operating income for the periods presented has also been affected by $7 million of net gains from divestitures recognized during the nine months ended September 30, 2007.

Significant items affecting the comparability of the remaining components of our results of operations for the three-and nine-month periods ended September 30, 2008 and 2007 are summarized below:

Other — The changes in operating results are largely related to certain quarter-end adjustments recorded in consolidation related to our reportable segments that, due to timing, were not included in the measure of segment income from operations used to assess their performance for the periods disclosed.

Corporate and Other — The decline in expenses in 2008 as compared with 2007 is primarily due to (i) lower bonus expense in the current year; (ii) the recognition of approximately $6 million of restructuring charges during the first quarter of 2007 for employee severance and benefit costs; (iii) a $4 million charge during the first quarter of 2007 as a result of a settlement reached with one of the states participating in our unclaimed property audits; (iv) reduced risk management costs in 2008, which is attributable to reduced actuarial projections of claim losses for workers’ compensation and auto and general liability claims; and (v) lower employee healthcare coverage expenses in the third quarter of 2008 due to unusually high claims experienced during the third quarter of 2007. These expense decreases were partially offset by costs incurred for the potential acquisition of Republic during the third quarter of 2008.

Other Components of Net Income

The following table summarizes the other major components of our net income for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2008	2007	Change		2008	2007	Change

Interest expense	$(114)	$(128)	$14	(10.9)%	$(341)	$(395)	$54	(13.7)%
Interest income	5	10	(5)	*	14	39	(25)	*
Equity in net earnings (losses) of unconsolidated entities	—	1	(1)	*	(4)	(45)	41	*
Minority interest	(13)	(12)	(1)	8.3	(33)	(33)	—	—
Other, net	1	—	1	*	2	2	—	—
Provision for income taxes	201	158	43	*	544	393	151	*

*	Percentage change does not provide a meaningful comparison.

Interest expense — Although our outstanding debt balances are relatively consistent year-over-year, our interest costs have declined significantly when comparing the three and nine months ended September 30, 2008 with the prior year periods. The decrease in interest expense is generally related to (i) the maturity of higher rate debt that we have refinanced at lower interest rates; (ii) a decline in market interest rates through late in the third quarter of 2008, which has reduced the interest expense associated with our interest rate swaps and our variable rate debt; and (iii) the early redemption of $244 million of 8.75% senior notes during the second quarter of 2008, which resulted in the recognition of a credit to interest expense of approximately $10 million for the immediate recognition of fair value adjustments associated with terminated interest rate swaps that had been deferred and were being amortized over the life of the debt.

Interest income — Decreases in our average cash and investment balances on a year-over-year basis resulted in a decline in interest income when comparing the three and nine months ended September 30, 2008 with the comparable prior year periods. In addition, interest income for the nine months ended September 30, 2007 included $7 million of interest income received in connection with a favorable resolution of a disposal tax matter in our Eastern Group.

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

Provision for income taxes — We recognized a provision for income taxes of $201 million during the third quarter of 2008, representing an effective tax rate of 39.3%, compared with a provision for income taxes of $158 million during the third quarter of 2007, representing a 36.1% effective tax rate. Our effective tax rate for the nine months ended September 30, 2008 was 38.5% compared with 31.5% for the nine months ended September 30, 2007. The significant increase in our provision for income taxes and our effective tax rate in 2008 is primarily due to (i) a decrease in the benefit of Section 45K tax credits due to the expiration of these tax credits at the end of 2007; and (ii) the impact of tax audit settlements. Section 45K tax credits reduced our provision for income taxes by $3 million during the nine months ended September 30, 2008 compared with $58 million during the comparable prior year period. The settlement of tax audits reduced our provision for income taxes by $13 million during 2008 compared with a $30 million reduction of our provision for income taxes during the nine months ended September 30, 2007. The increase in our provision for income taxes when comparing the nine months ended September 30, 2008 with the comparable prior year period is also due to the increase in our pre-tax income.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash, restricted trust and escrow accounts and debt balances as of September 30, 2008 and December 31, 2007 (in millions):

	September 30,	December 31,
	2008	2007

Cash and cash equivalents	$504	$348

Restricted trust and escrow accounts:
Tax-exempt bond funds	$158	$117
Closure, post-closure and environmental remediation funds	218	231
Debt service funds	49	47
Other	10	23

Total restricted trust and escrow accounts	$435	$418

Debt:
Current portion of long-term debt	$816	$329
Long-term debt, less current portion	7,613	8,008

Total long-term debt	$8,429	$8,337

Percentage of total debt at variable interest rates	37%	34%

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$58	$72

Changes in our outstanding debt balances from December 31, 2007 to September 30, 2008 can primarily be attributed to (i) $1,091 million of cash borrowings, including $594 million in net proceeds from the March 2008 issuance of $600 million of 6.1% senior notes; (ii) the cash repayment of $962 million of outstanding borrowings at their scheduled maturities; (iii) the early redemption of $244 million of 8.75% senior notes with a scheduled maturity in May 2018, that became callable by us in May 2008; (iv) non-cash proceeds from tax-exempt borrowings of $171 million; (v) a $14 million decrease in the carrying value of our debt due to hedge accounting for interest rate swaps; and (vi) the impacts of accounting for other non-cash changes in our balances due to foreign currency translation, interest and capital leases.

We have $1.3 billion of scheduled debt maturities during the next twelve months. We have classified $522 million of these borrowings as long-term as of September 30, 2008 based on our intent and ability to refinance these borrowings on a long-term basis.

We continually monitor our actual and forecasted cash flows, our liquidity and our access to capital resources to plan for our working capital, financial assurance and other cash needs. Our current liquidity and capital resource focus is (i) refinancing $386 million of senior notes that mature in November 2008 and $500 million of senior notes that mature in May 2009 and (ii) replacing the financial assurance capacity provided by the $350 million letter of credit facility that matures in December 2008. Through September 30, 2008, we had not experienced any unmanageable difficulty in accessing capital needed to support our ongoing operations or in obtaining financial assurance required for our tax-exempt financings or operations. However, given the recent distress in the financial markets, it is possible that we may not have access to the credit markets on reasonable terms in the foreseeable future. If the credit markets are not available to us, or are not available on terms we deem acceptable, we currently expect to rely on our available cash, cash flow generated from operations or the available capacity under our existing $2.4 billion revolving credit facility to meet our debt repayment obligations and to support the letters of credit currently issued under the $350 million facility that matures in December 2008.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine-month periods ended September 30 (in millions):

	Nine Months
	Ended
	September 30,
	2008	2007

Net cash provided by operating activities	$1,902	$1,846

Net cash used in investing activities	$(776)	$(407)

Net cash used in financing activities	$(970)	$(1,519)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the nine-month periods ended September 30, 2008 and 2007 are summarized below:

•	Earnings improvements — Our income from operations, net of depreciation and amortization, increased by $74 million when comparing the nine months ended September 30, 2008 with the comparable prior year period. The increase in operating income has positively affected our cash flows from operations in 2008.

•	Changes in accounts payable and accrued liabilities — Although aggregate changes in accounts payable and accrued liabilities did not significantly affect the comparison of our cash flows from operations for the reported periods, the following variances within our operating liabilities did have notable effects on operating cash flows:

•	Accounts payable processes — In 2008, we began various initiatives to improve our working capital management, including reviewing our accounts payable process to ensure vendor payments are made on a basis that results in more optimal cash management. The changes made to the timing of our vendor payments favorably affected the comparison of our cash flow from operations for the nine months ended September 30, 2008 with the comparable prior year period.

•	Increased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $170 million higher in the nine months ended September 30, 2008 due to an increase in both our taxable income and our effective tax rate.

•	Decreased interest payments — Cash paid for interest was approximately $30 million lower in the nine months ended September 30, 2008. This decline is due primarily to a decline in our weighted average borrowing rate, which can be attributed to the maturity of higher rate debt that we refinanced at lower rates and a decline in market interest rates through late in the third quarter of 2008.

•	Changes in receivables — The primary driver of the change in our receivables for the nine months ended September 30, 2008 is the receipt of an outstanding receivable related to our investments in the synthetic fuel production facilities that provided us with Section 45K tax credits through 2007. Approximately $60 million of the cash we received represented amounts that we paid to the facilities during 2006 and 2007 for which we did not ultimately realize a tax benefit, and was reflected as an operating cash inflow in the third quarter of

2008. Additionally, our focus on working capital management and the timely collection of our trade receivables has favorably affected our cash flow from operations in the current year. For the nine months ended September 30, 2007, cash flows from operations was favorably affected by cash inflows associated with the collection of insurance, financial assurance and other receivables.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the nine-month periods ended September 30, 2008 and 2007 are summarized below:

•	Acquisitions and divestitures — Proceeds from divestitures (net of cash divested) and other sales of assets were $92 million for the nine months ended September 30, 2008 compared with $235 million in the 2007 period. Our spending on acquisitions increased from $86 million for the nine months ended September 30, 2007 to $230 million for the nine months ended September 30, 2008. The decline in proceeds from divestitures and increase in acquisition spending is due to fewer under-performing businesses being for sale in 2008 and the resulting shift in focus to accretive acquisitions and other investments that will contribute to improved future results of operations and enhance and expand our existing service offerings.

•	Purchases and sales of short-term investments — Net sales of short-term investments provided $67 million of cash during the nine months ended September 30, 2007, which was used to contribute to the funding of our common stock repurchases, dividend payments and debt repayments. We did not hold any short-term investments at December 31, 2007 or during the nine months ended September 30, 2008.

•	Capital expenditures — We used $787 million during the nine months ended September 30, 2008 for capital expenditures, compared with $721 million in the 2007 period. Although our capital spending is higher than it was in 2007, our current year capital expenditures are currently in line with our expectations for the full year.

•	Net receipts from restricted funds — Net funds received from our restricted trust and escrow accounts, which are largely generated from the issuance of tax-exempt bonds for our capital needs, contributed $142 million to our investing activities during the nine months ended September 30, 2008 compared with $121 million in the 2007 period. Requisitions of restricted funds for capital spending are higher in the current year due to an increase in tax-exempt borrowings.

•	Return of investment — As discussed above, during the third quarter of 2008, we received a cash payment related to an outstanding receivable associated with our investments in the synthetic fuel production facilities that provided us with Section 45K tax credits through 2007. In addition to the $60 million operating cash inflow, we also received $23 million for the return of our investment in the facilities. This cash receipt was reflected as an “Other” investing cash inflow in the third quarter of 2008 and is the primary driver of the year-over-year change in that category of cash flows from investing activities.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine-month periods ended September 30, 2008 and 2007 are summarized below:

•	Share repurchases and dividend payments — During the nine months ended September 30, 2008, we spent $410 million on share repurchases, a decrease of $649 million when compared with the prior year period. This decrease is largely due to management’s decision to suspend share repurchases in July 2008 pending the outcome of our proposal to acquire Republic Services, Inc.

We paid $399 million in aggregate cash dividends during the nine months ended September 30, 2008 compared with $374 million in the comparable 2007 period. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.24 in 2007 to $0.27 in 2008, partially offset by a reduction in the number of our outstanding shares as a result of our share repurchase program.

Dividend payments and share repurchases during the remainder of 2008 will be made at the discretion of the Board of Directors and management, and will depend on various factors, including our net earnings, our ability to access capital markets to refinance current debt maturities on a long-term basis, our financial condition, cash required for future acquisitions, and other factors the Board and our management may deem relevant.

•	Net debt repayments — During the nine months ended September 30, 2008, net debt repayments were $115 million as compared with $219 million in the comparable 2007 period. The following summarizes our most significant cash borrowings and debt repayments made during each nine-month period (in millions):

	Nine Months
	Ended
	September 30,
	2008	2007

Borrowings:
Revolving credit facility	$50	$439
Canadian credit facility	447	—
Senior notes	594	—

	$1,091	$439

Repayments:
Revolving credit facility	$(371)	$(439)
Canadian credit facility	(496)	(66)
Senior notes	(244)	—
Tax exempt bonds	(38)	(78)
Capital leases and other debt	(57)	(75)

	$(1,206)	$(658)

Net repayments	$(115)	$(219)

•	Proceeds and tax benefits from the exercise of options and warrants — The exercise of common stock options and warrants and the related excess tax benefits generated a total of $43 million of financing cash inflows during 2008, a decrease of $120 million from the comparable prior year period.

•	Accrued liabilities for checks written in excess of cash balances — Changes in our accrued liabilities for checks written in excess of cash balances are reflected as “Other” financing activities in the Condensed Consolidated Statement of Cash Flows. There are often significant changes in these accrued liability balances at period ends, which are generally attributable to the timing of cash deposits.

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

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2008 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Changes in Internal Controls over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2008. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors approved a capital allocation program that provides a maximum of $1,584 million in combined cash dividends and common stock repurchases in 2008. All of the common stock repurchases made in 2008 have been pursuant to this capital allocation program. In July 2008, in connection with our proposal to acquire all of the outstanding shares of common stock of Republic Services, Inc., management decided to suspend repurchases of our common stock pending the outcome of decisions related to the proposal and the financing of the proposed acquisition. The following table summarizes our third quarter 2008 activity:

Issuer Purchases of Equity Securities

Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

July 1 — 31	204,626	$36.57	204,626	$775 Million
August 1 — 31	—		—	$775 Million
September 1 — 30	—		—	$775 Million

Total	204,626	$36.57	204,626

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

(b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided net of the $399 million of dividends declared and paid through the third quarter of 2008. However, this amount does not include the impact of payments we expect to make throughout the remainder of 2008 as a result of future dividend declarations. The approximate maximum dollar value of shares that may yet be purchased under the program is not necessarily an indication of the amount we intend to repurchase during the remainder of the year.

Item 6.	Exhibits.

Exhibit
No.		Description

12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ ROBERT G. SIMPSON
Robert G. Simpson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ GREG A. ROBERTSON
Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 30, 2008

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