Form 10-K
period 2008-12-31
WASTE MANAGEMENT INC
filed 2009-02-17
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2008 was approximately $18.5 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 12, 2009 was 491,461,631 (excluding treasury shares of 138,820,830).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business.

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

We are the leading provider of integrated waste services in North America. Using our vast network of assets and employees, we provide a comprehensive range of waste management services. Through our subsidiaries we provide collection, transfer, recycling, disposal and waste-to-energy services. In providing these services, we actively pursue projects and initiatives that we believe make a positive difference for our environment, including recovering and processing the methane gas produced naturally by landfills into a renewable energy source. Our customers include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities and governmental entities. During 2008, no single customer accounted for more than 1% of our operating revenue. We employed approximately 45,900 people as of December 31, 2008.

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

Our primary strategy is to improve our organization and maximize returns to shareholders by focusing on operational excellence, pricing excellence and the profitable growth of our business. Although current economic conditions are presenting challenges to us and others, we believe that continuously working to create more efficient operations and to attract and retain customers while raising prices are the steps that will allow us to weather the current environment. We continue our efforts toward revenue growth through pricing and differentiating our services to retain our customers. Additionally, we are working to lower operating and selling, general and administrative expenses through process standardization and productivity improvements. We do not have control over the general economic conditions that are affecting consumers and businesses, including ours. However, we do have the ability to react to a changing environment and proactively take steps to reduce the impact that current conditions may have on our operations.

In February 2009, we announced that we were taking steps to further streamline our organization by consolidating many of our Market Areas. Our principal operations are managed through six Groups, as described below. Each of our geographic Groups had been further divided into several Market Areas. As a result of our restructuring, the 45 separate Market Areas that we previously operated have been consolidated into 25 Areas. Management at this level of the organization is responsible for selling and marketing our services and coordinating all of our operations within the market. In addition, they implement market-based strategies and plans, and provide staff support in administration, financial control and analysis, human resources, customer service, pricing and business strategy, safety, fleet services, and community and municipal relations. We have found that our larger Market Areas generally were able to achieve efficiencies through economies of scale that were not present in the smaller Market Areas. We have also realigned our Corporate organization with this new structure in order to provide these support functions more efficiently. We currently estimate that this restructuring will eliminate over 1,000 employee positions throughout the Company and result in a restructuring charge of between $40 million and $50 million. We expect to recognize most of this charge during the first quarter of 2009. This realignment is the natural next step in our efforts to lower costs and further standardize processes and improve productivity, and we currently estimate that it will provide annualized cost savings in excess of $100 million.

We intend to continue building on our strategy to meet the needs of a changing environment. As the largest waste services provider in North America, we believe we are well positioned to meet the needs of our customers and communities as they, too, Think Green®. We believe that helping our customers achieve their environmental goals will enable us to achieve profitable growth. We regularly help customers reduce, reuse and recycle the waste they produce. We also focus on ways to convert waste to a usable energy source. By focusing on providing new environmentally responsible and sustainable solutions to our customers’ waste problems, we believe we can create a competitive advantage across all of our lines of business.

Our focus on operational excellence has provided us a strong foundation on which to build. We intend to take advantage of strategic opportunities as they arise and continue to seek profitable growth through targeted sales efforts and acquisitions. We also continue to seek to grow our current business in different areas that fit into our current operations. We believe that, even in these challenging economic times, we can make investments that will provide long-term value to our stockholders.

Operations

General

We currently manage and evaluate our principal operations through six operating Groups, of which four are organized by geographic area and two are organized by function. The geographic Groups include our Eastern, Midwest, Southern and Western Groups, and the two functional Groups are our Wheelabrator Group, which provides waste-to-energy services, and our WM Recycle America (“WMRA”) Group, which provides recycling services not managed by our geographic Groups. We also provide additional waste management services that are not managed through our six Groups. These services include in-plant services, where we work at our clients’ facilities to provide full-service waste management solutions and provide opportunities for process improvements and associated cost reductions in their waste management. Other services not managed within our Groups include methane gas recovery, sub-contracted and administrative services performed by our National Accounts and Upstream organizations, portable self-storage, fluorescent lamp recycling and healthcare solutions services, including medical waste disposal. These services are presented in this report as “Other.”

The table below shows the total revenues (in millions) contributed annually by each of our reportable segments in the three-year period ended December 31, 2008. More information about our results of operations by reportable segment is included in Note 20 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report.

	Years Ended December 31,
	2008	2007	2006

Eastern	$3,182	$3,281	$3,614
Midwest	3,117	3,141	3,141
Southern	3,667	3,681	3,759
Western	3,300	3,350	3,373
Wheelabrator	912	868	902
WMRA	1,014	953	740
Other	330	307	283
Intercompany	(2,134)	(2,271)	(2,449)

Total	$13,388	$13,310	$13,363

The services we provide include collection, landfill (solid and hazardous waste landfills), transfer, Wheelabrator (waste-to-energy facilities and independent power production plants), recycling and other services, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years indicated:

	Years Ended December 31,
	2008	2007	2006

Collection	$8,679	$8,714	$8,837
Landfill	2,955	3,047	3,197
Transfer	1,589	1,654	1,802
Wheelabrator	912	868	902
Recycling	1,180	1,135	905
Other	207	163	169
Intercompany	(2,134)	(2,271)	(2,449)

Total	$13,388	$13,310	$13,363

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

Landfill.  Landfills are the main depositories for solid waste in North America. At December 31, 2008, we owned or operated 267 solid waste landfills, which represents the largest network of landfills in North America. Solid waste landfills are built and operated on land with geological and hydrological properties that limit the possibility of water pollution, and are operated under prescribed procedures. A landfill must be maintained to meet federal, state or provincial, and local regulations. The operation and closure of a solid waste landfill includes excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other inert material and constructing final capping of the landfill. These operations are carefully planned to maintain sanitary conditions, to maximize the use of the airspace and to prepare the site so it can ultimately be used for other purposes.

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

We also operate six secure hazardous waste landfills in the United States. Under federal environmental laws, the federal government (or states with delegated authority) must issue permits for all hazardous waste landfills. All of our hazardous waste landfills have obtained the required permits, although some can accept only certain types of hazardous waste. These landfills must also comply with specialized operating standards. Only hazardous waste in a stable, solid form, which meets regulatory requirements, can be deposited in our secure disposal cells. In some cases, hazardous waste can be treated before disposal. Generally, these treatments involve the separation or removal of solid materials from liquids and chemical treatments that transform waste into inert materials that are no longer hazardous. Our hazardous waste landfills are sited, constructed and operated in a manner designed to provide long-term containment of waste. We also operate a hazardous waste facility at which we isolate treated hazardous waste in liquid form by injection into deep wells that have been drilled in rock formations far below the base of fresh water to a point that is separated by other substantial geological confining layers.

Transfer.  At December 31, 2008, we owned or operated 355 transfer stations in North America. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

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

Wheelabrator.  As of December 31, 2008, we owned or operated 16 waste-to-energy facilities and five independent power production plants, or IPPs, which are located in the Northeast and in Florida, California and Washington.

At our waste-to-energy facilities, solid waste is burned at high temperatures in specially designed boilers to produce heat that is converted into high-pressure steam. As of December 31, 2008, our waste-to-energy facilities were capable of processing up to 21,100 tons of solid waste each day. In 2008, our waste-to-energy facilities received and processed 7.0 million tons of solid waste, or approximately 19,200 tons per day.

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

Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. Our recycling operations include the following:

Collection and materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our material recovery facilities (“MRFs”) for processing. We operate 98 MRFs where paper, metals and plastics are recovered for resale. We also operate six secondary processing facilities where materials received from MRFs can be further processed into raw products used in the manufacturing of consumer goods. Specifically, material processing services include data destruction, automated color sorting, and construction and demolition processing.

Plastics and rubber materials recycling — Using state-of-the-art sorting and processing technology, we process, inventory and sell plastic and rubber commodities making the recycling of such items more cost effective and convenient.

Electronics recycling services — We recycle discarded computers, communications equipment, and other electronic equipment. Services include the collection, sorting and disassembling of electronics in an effort to reuse or recycle all collected materials.

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

Our WMRA Group purchases recyclable materials processed in our MRFs from various sources, including third parties and other operating subsidiaries of WMI. The cost per ton of material purchased is based on market prices and the cost to transport the finished goods to our customers. The price our WMRA Group pays for recyclable materials is often referred to as a “rebate.” Rebates are generally based upon the price we receive for sales of finished goods and market conditions, but in some cases are based on fixed contractual rates or defined minimum per-ton rates. As a result, changes in commodity prices can significantly affect our revenues, the rebates we pay to our suppliers and our operating income and margins.

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

We also develop, operate and promote projects for the beneficial use of landfill gas through our Waste Management Renewable Energy Program. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The United States Environmental Protection Agency endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. At December 31, 2008, landfill gas beneficial use projects were producing commercial quantities of methane gas at 111 of our solid waste landfills. At 80 of these landfills, the processed gas is delivered to electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. At 23 landfills, the gas is delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. At eight landfills, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers.

In addition, we rent and service portable restroom facilities to municipalities and commercial customers under the name Port-O-Let®, and provide street and parking lot sweeping services. We also have begun providing portable self-storage, fluorescent lamp recycling and healthcare solutions services. From time to time, we are also contracted to construct waste facilities on behalf of third parties.

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

We compete for disposal business on the basis of tipping fees, geographic location and quality of operations. Our ability to obtain disposal business may be limited in areas where other companies own or operate their own landfills, to which they will send their waste. We compete for collection accounts primarily on the basis of price and quality of services. Operating costs, disposal costs and collection fees vary widely throughout the geographic areas in which we operate. The prices that we charge are determined locally, and typically vary by the volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, the availability of airspace within the geographic region, labor costs and amount and type of equipment furnished to the customer. We face intense competition based on pricing and quality of service. Our customer service contracts limit our ability to implement certain price increases and pass through some of our increased costs. From time to time, competitors may reduce the price of their services and accept lower margins in an effort to expand or maintain market share or to successfully obtain competitively bid contracts.

Employees

At December 31, 2008, we had approximately 45,900 full-time employees, of which approximately 8,000 were employed in administrative and sales positions and the balance in operations. Approximately 11,000 of our employees are covered by collective bargaining agreements.

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

We establish financial assurance using surety bonds, letters of credit, insurance policies, trust and escrow agreements and financial guarantees. The type of assurance used is based on several factors; most importantly the jurisdiction, contractual requirements, market factors and availability of credit capacity. The following table summarizes the various forms and dollar amounts (in millions) of financial assurance that we had outstanding as of December 31, 2008:

Surety bonds:
Issued by consolidated subsidiary(a)	$273
Issued by affiliated entity(b)	1,094
Issued by third-party surety companies	1,589

Total surety bonds		$2,956
Letters of credit:
Revolving credit facility(c)	1,803
Letter of credit and term loan agreements(d)	272
Other lines of credit	91

Total letters of credit		2,166
Insurance policies:
Issued by consolidated subsidiary(a)	979
Issued by affiliated entity(b)	16

Total insurance policies		995
Funded trust and escrow accounts(e)		258
Financial guarantees(f)		251

Total financial assurance		$6,626

(a)	We use surety bonds and insurance policies issued by a wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue financial assurance to WMI and our subsidiaries. National Guaranty Insurance Company is authorized to write up to approximately $1.4 billion in surety bonds or insurance policies for our closure and post-closure requirements, waste collection contracts and other business related obligations.

(b)	We hold a non-controlling financial interest in an entity that we use to obtain financial assurance. Our contractual agreement with this entity does not specifically limit the amounts of surety bonds or insurance that we may obtain, making our financial assurance under this agreement limited only by the guidelines and restrictions of surety and insurance regulations.

(c)	WMI has a $2.4 billion revolving credit facility that matures in August 2011. At December 31, 2008, $1,803 million of letters of credit and $300 million of borrowings were outstanding under the facility, leaving an unused and available credit capacity of $297 million. The increase in our utilization of this facility during 2008 is due to the expiration of our $350 million letter of credit facility in December 2008. The letters of credit that had previously been supported by that facility have been issued under the revolving credit facility.

(d)	We have a $175 million letter of credit and term loan agreement that expires in June 2010 and a $105 million letter of credit and term loan agreement that expires in June 2013. At December 31, 2008, $272 million of letters of credit were outstanding under these agreements, leaving an unused and available credit capacity of $8 million.

(e)	Our funded trust and escrow accounts have been established to support landfill closure, post-closure and environmental remediation obligations, the repayment of debt obligations and our performance under various operating contracts. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts.

(f)	WMI provides financial guarantees on behalf of its subsidiaries to municipalities, customers and regulatory authorities. They are provided primarily to support our performance of landfill closure and post-closure activities.

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

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. As of December 31, 2008, our per-incident deductible for our general liability program was $2.5 million and our per-incident deductible for our workers’ compensation insurance program was $5 million. As of December 31, 2008, our auto liability insurance program included a per-incident base deductible of $1 million, subject to additional aggregate deductibles in the $1 million to $5 million layer and the $5 million to $10 million layer of $2.4 million and $2.5 million, respectively. Effective January 1, 2009, we increased the per-incident base deductible of our auto liability insurance program to $5 million, subject to an additional aggregate deductible in the $5 million to $10 million range of $4.8 million. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2008 are summarized in Note 10 to the Consolidated Financial Statements.

Regulation

Our business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. EPA and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States and various agencies in Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.

Because the major component of our business is the collection and disposal of solid waste in an environmentally sound manner, a significant amount of our capital expenditures is related, either directly or indirectly, to environmental protection measures, including compliance with federal, state or provincial and local provisions that regulate the placement of materials into the environment. There are costs associated with siting, design, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. In connection with our acquisition, development or expansion of a disposal facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There cannot be any assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

The primary United States federal statutes affecting our business are summarized below:

•	The Resource Conservation and Recovery Act of 1976, as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations are typically implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations.

•	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional disposal of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially approved settlement. Liability could also include liability to a PRP that voluntarily expends site clean-up costs. Further, liability may include damage to publicly owned natural resources. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed or as a generator or transporter of hazardous substances disposed of at other locations.

•	The Federal Water Pollution Control Act of 1972, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water runoff that require landfills and other waste-handling facilities to obtain storm water discharge permits. In addition, if a landfill or other facility discharges wastewater through a sewage system to a publicly owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, before the development or expansion of a landfill can alter or affect “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

•	The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and large municipal waste-to-energy facilities. Standards have also been imposed on manufacturers of transportation vehicles (including waste collection vehicles). In 1996 the EPA issued new source performance standards and emission guidelines controlling landfill gases from new and existing large landfills. The regulations impose limits on air emissions from large municipal solid waste landfills, subject most of our large municipal solid waste landfills to certain operating permitting requirements under Title V of the Clean Air Act, and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on or off-site. In general, controlling emissions involves drilling collection wells into a landfill and routing the gas to a suitable energy recovery system or combustion device. We are currently capturing and utilizing the renewable energy value of landfill gas at 111 of our solid waste landfills. In January 2003, the EPA issued additional regulations that required affected landfills to prepare, by January 2004, startup, shutdown and malfunction plans to ensure proper operation of gas collection, control and treatment systems.

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

•	The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal. Various state and local agencies with jurisdiction over disposal of hazardous waste may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

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

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, certain state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the United States Supreme Court ruled that a flow control ordinance that gave preference to a local facility that was privately owned was unconstitutional, but in 2007 the Court ruled that an ordinance directing waste to a facility owned by the local government was constitutional. In addition, from time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control or the adoption of legislation affecting interstate transportation of waste at the state level could adversely affect our operations. Courts’ interpretation of flow control legislation or the Supreme Court decisions also could adversely affect our solid and hazardous waste management services.

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

See Note 10 to the Consolidated Financial Statements for disclosures relating to our current assessments of the impact of regulations on our current and future operations.

Item 1A.	Risk Factors.

In an effort to keep our shareholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements generally include statements containing:

•	projections about accounting and finances;

•	plans and objectives for the future;

•	projections or estimates about assumptions relating to our performance; or

•	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2009 and beyond.

General economic conditions can adversely affect our revenues and our operating margins.

Our business is affected by changes in national and general economic factors that are outside of our control, including consumer confidence, interest rates and access to capital markets. Although our services are of an essential nature, a weak economy generally results in decreases in volumes of waste generated, which decreases our revenues. Additionally, consumer uncertainty and the loss of consumer confidence may limit the number or amount of services requested by customers and our ability to increase customers’ pricing. During weak economic conditions we may also be adversely impacted by customers’ inability to pay us in a timely manner, if at all, due to their financial difficulties, which could include bankruptcies. The availability of credit in the second half of 2008 was severely limited, which negatively affected business and consumer spending generally. If our customers do not have access to capital, we do not expect that our volumes will improve or that we will increase new business.

We have $2.8 billion of debt as of December 31, 2008 that is exposed to changes in market interest rates because of the combined impact of our variable rate tax-exempt bonds and our interest rate swap agreements. Therefore, any increase in interest rates can significantly increase our interest expenses. Additionally, the unavailability of credit on favorable terms can adversely impact our growth, development and capital spending plans.

The waste industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists of two national waste management companies, regional companies and local companies of varying sizes and financial resources. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage.

In addition, competitors may reduce their prices to expand sales volume or to win competitively bid contracts. When this happens, we may roll-back prices or offer lower pricing to attract or retain our customers, resulting in a negative impact to our revenue growth from yield on base business.

If we do not successfully manage our costs, or do not successfully implement our plans and strategies to improve margins, our income from operations could be lower than expected.

In recent years, we have implemented several profit improvement initiatives aimed at lowering our costs and enhancing our revenues.

We have implemented price increases and environmental fees, and we have continued our fuel surcharge program, all of which have increased our internal revenue growth. The loss of volumes as a result of price increases may negatively affect our cash flows or results of operations. We continue to seek to divest under-performing and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of under-performing and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses. Additionally, in February 2009 we announced that we had taken steps to realign our field operations to combine several of our Market Areas in an effort to achieve greater economies of scale in our local and regional operations and our Corporate organization to provide support functions more efficiently. If we are not able to fully or successfully implement our plans and strategies for any reason, many of which are out of our control, we may not see the expected improvements in our income from operations or our operating margins.

The seasonal nature of our business causes our quarterly results to fluctuate, and prior performance is not necessarily indicative of our future results.

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes generally experienced by our Southern Group, actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates earnings at comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

For these and other reasons, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period.

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

Stringent government regulations at the federal, state, provincial, and local level in the United States and Canada have a substantial impact on our business. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, they may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

•	limitations on siting and constructing new waste disposal, transfer or processing facilities or expanding existing facilities;

•	limitations, regulations or levies on collection and disposal prices, rates and volumes;

•	limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste; or

•	mandates regarding the disposal of solid waste, including requirements to recycle rather than landfill certain waste streams.

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

The price and supply of fuel are unpredictable, and can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. We have seen average quarterly fuel prices increase by as much as 56% on a year-over-year basis and decrease by as much as 9% on a year-over-year basis within the last two years. We need fuel to run our collection and transfer trucks and equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass through of the increased costs. We may initiate other programs or means to guard against the rising costs of fuel, although there can be no assurances that we will be able to do so or that such programs will be successful. Regardless of any offsetting surcharge programs, the increased operating costs will decrease our operating margins.

We have substantial financial assurance and insurance requirements, and increases in the costs of obtaining adequate financial assurance, or the inadequacy of our insurance coverages, could negatively impact our liquidity and increase our liabilities.

The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide, and therefore, our coverages are generally maintained at the minimum statutorily required levels. We face the risk of incurring additional costs for environmental damage if our insurance coverage is ultimately inadequate to cover those damages. We also carry a broad range of insurance coverages that are customary for a company our size. We use these programs to mitigate risk of loss, thereby allowing us to manage our self-insurance exposure associated with claims. The inability of our insurers to meet their commitments in a timely manner and the effect of significant claims or litigation against insurance companies may subject us to additional risks. To the extent our insurers were unable to meet their obligations, or our own obligations for claims were more than we estimated, there could be a material adverse effect to our financial results.

In addition, to fulfill our financial assurance obligations with respect to environmental closure and post-closure obligations, we generally obtain letters of credit or surety bonds, rely on insurance, including captive insurance, fund trust and escrow accounts or rely upon WMI financial guarantees. We currently have in place all financial assurance instruments necessary for our operations. We do not anticipate any unmanageable difficulty in obtaining financial assurance instruments in the future, although general economic factors may adversely affect the cost of our current financial assurance instruments. Additionally, in the event we are unable to obtain sufficient surety bonding, letters of credit or third-party insurance coverage at reasonable cost, or one or more states cease to view captive insurance as adequate coverage, we would need to rely on other forms of financial assurance. It is possible that we could be forced to deposit cash to collateralize our obligations. Other forms of financial assurance could be more expensive to obtain, and any requirements to use cash to support our obligations would negatively impact our liquidity and capital resources and could affect our ability to meet our obligations as they become due.

We may record material charges against our earnings due to any number of events that could cause impairments to our assets.

In accordance with generally accepted accounting principles, we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. Events that could, in some circumstances, lead to an impairment include, but are not limited to, shutting down a facility or operation or abandoning a development project or the denial of an expansion permit. If we determine a development or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such facility or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheet, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. The recent downturn in the recycling commodities market could potentially cause the carrying value of WMRA’s assets to be lower than their fair value, resulting in an impairment to goodwill.

We may be required to incur charges against earnings if we determine that events such as those described cause impairments. Any such charges could have a material adverse effect on our results of operations.

Our revenues will fluctuate based on changes in commodity prices.

Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and glass, all of which are subject to significant market price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard, known as OCC, and old newsprint, or ONP. The fluctuations in the market prices or demand for these commodities can affect our operating income and cash flows, as we experienced in 2008. In the fourth quarter of 2008, the monthly market prices for OCC and ONP fell by 79% and 72%, respectively, from their high points within the year. The decline in market prices for commodities resulted in a fourth quarter 2008 year-over-year decrease in revenue of almost $100 million. Additionally, our recycling operations offer rebates to suppliers. Therefore, even if we experience higher revenues based on increased market prices for commodities, the rebates we pay will also increase and in some circumstances, the rebates may have floors even as market prices decrease, which could eliminate any expected profit margins.

Additionally, there may be significant price fluctuations in the price of methane gas, electricity and other energy related products that are marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plant operations. The marketing and sales of energy related products by our landfill gas and waste-to-energy operations are generally pursuant to long-term sales agreements. Therefore, market volatility does not cause our quarterly results to fluctuate significantly. However, as longer-term agreements expire and are up for renewal, or as market prices remain at lower levels for sustained periods, our revenues will be adversely affected. Additionally, revenues from our independent power production plants can be affected by price fluctuations. In the past two years, the year-over-year changes in the average quarterly electricity prices have ranged from increases of as much as 26% to decreases of as much as 5%.

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

Our operating expenses could increase as a result of labor unions organizing or changes in regulations related to labor unions.

Labor unions constantly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have already chosen to be represented by unions, and we have negotiated collective bargaining agreements with some of the groups. Additional groups of employees may seek union representation in the future, and, if successful, the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. Considerable attention has been focused on proposed legislation that could amend the National Labor Relations Act that would make it easier for unions to become recognized as the bargaining representative for employees. Depending on the form of legislation, if any, that is ultimately enacted, it is reasonably possible that our operating expenses would increase as a result of the provisions of such legislation. If we are unable to negotiate acceptable collective bargaining agreements, or future legislation requires us to submit the terms of employment to binding arbitration in the event an agreement cannot be reached in a timely manner, our operating expenses could increase significantly as a result of work stoppages, including strikes, or unfavorable terms in agreements that result from arbitration. Any of these matters could adversely affect our financial condition, results of operations and cash flows.

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

We may experience problems with either the operation of our current information technology systems or the development and deployment of new information technology systems that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. We encountered problems with the revenue management application that we had been piloting throughout 2007, resulting in the termination of the pilot, which has impeded our ability to realize improved operating margins as a result of a new system. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected cost savings. There can be no assurances that our issues related to the licensed application will not ultimately result in an impairment charge, which could be material.

Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

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

We currently expect to meet our anticipated cash needs for capital expenditures, scheduled debt repayments, acquisitions and other cash expenditures with our cash flows from operations and, to the extent necessary and available, additional financings. However, materially adverse events, including recent economic conditions, may reduce our cash flows from operations. Our Board of Directors has approved a capital allocation program for 2009 that provides for up to $1.3 billion in aggregate dividend payments, share repurchases, acquisitions and debt reductions. In December 2008, we announced that we expect future quarterly dividend payments, when declared by the Board of Directors, to be $0.29 per share. If the impact on our cash flows from operations is significant, we may need to reduce capital expenditures, acquisition activity or dividend declarations unless we are able to incur indebtedness to either pay for these activities or refinance our scheduled debt maturities. In light of the recent state of the credit markets, there can be no assurances that we will be able to obtain additional financings on acceptable terms. In these circumstances, we would likely use our revolving credit facility to meet our cash needs, to the extent available. As of December 31, 2008, we had $297 million of capacity under our revolving credit facility.

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

Our principal executive offices are in Houston, Texas, where we lease approximately 400,000 square feet under leases expiring at various times through 2020. Our operating Group offices are in Pennsylvania, Illinois, Georgia, Arizona, New Hampshire and Texas. We also have field-based administrative offices in Arizona and Illinois. We own or lease real property in most locations where we have operations. We have operations in each of the fifty states other than Montana and Wyoming. We also have operations in the District of Columbia, Puerto Rico and throughout Canada.

Our principal property and equipment consists of land (primarily landfills and other disposal facilities, transfer stations and bases for collection operations), buildings, vehicles and equipment. We believe that our vehicles, equipment, and operating properties are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with future acquisitions. For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

The following table summarizes our various operations at December 31 for the periods noted:

	2008	2007
Landfills:
Owned	212	216
Operated through lease agreements	27	26
Operated through contractual agreements	34	35

	273	277
Transfer stations	355	341
Material recovery facilities	98	99
Secondary processing facilities	6	6
Waste-to-energy facilities	16	16
Independent power production plants	5	5

The following table provides certain information by Group regarding the 239 landfills owned or operated through lease agreements and a count, by Group, of contracted disposal sites as of December 31, 2008:

					Contracted
		Total	Permitted	Expansion	Disposal
	Landfills	Acreage(a)	Acreage(b)	Acreage(c)	Sites

Eastern	41	29,957	6,224	534	6
Midwest	75	29,357	7,539	1,755	9
Southern	77	38,409	12,146	378	12
Western	42	41,827	10,087	987	7
Wheelabrator	4	781	299	42	—

	239	140,331	36,295	3,696	34

(a)	“Total acreage” includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land owned or leased by our landfill operations.

(b)	“Permitted acreage” consists of all acreage at the landfill encompassed by an active permit to dispose of waste.

(c)	“Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions section included herein.

Item 3.	Legal Proceedings.

Information regarding our legal proceedings can be found under the Litigation section of Note 10 in the Consolidated Financial Statements included in this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our stockholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WMI.” The following table sets forth the range of the high and low per share sales prices for our common stock as reported on the NYSE:

	High	Low

2007
First Quarter	$38.70	$32.56
Second Quarter	40.35	33.93
Third Quarter	40.80	33.94
Fourth Quarter	39.11	32.56
2008
First Quarter	$34.64	$28.10
Second Quarter	39.24	33.33
Third Quarter	37.34	31.05
Fourth Quarter	33.43	24.51
2009
First Quarter (through February 12, 2009)	$33.99	$27.60

On February 12, 2009, the closing sale price as reported on the NYSE was $29.26 per share. The number of holders of record of our common stock at February 12, 2009 was 14,899.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the Dow Jones Waste & Disposal Services Index and the S&P 500 Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of Cumulative Five Year Total Return

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Waste Management, Inc.	$100	$104	$108	$134	$123	$128
S&P 500 Index	$100	$111	$116	$135	$142	$90
Dow Jones Waste & Disposal Services Index	$100	$103	$110	$135	$141	$132

In October 2004, we announced that our Board of Directors approved a capital allocation program authorizing up to $1.2 billion of stock repurchases and dividend payments annually for each of 2005, 2006 and 2007. In December 2007, we announced that our Board of Directors had approved a capital allocation plan for 2008 that authorized up to $1.4 billion of stock repurchases and dividends. Under these programs we paid quarterly cash dividends of $0.22 per share for a total of $476 million in 2006; $0.24 per share for a total of $495 million in 2007; and $0.27 per share for a total of $531 million in 2008.

We repurchased 31 million shares of our common stock for $1,072 million in 2006; 40 million shares of our common stock for $1,421 million in 2007; and 12 million shares of our common stock for $410 million in 2008. Our share repurchases in each year have been pursuant to Board authorized capital allocation programs, which were modified in both 2006 and 2007 by our Board of Directors to increase the amount of capital authorized for share repurchases by $350 million and $900 million, respectively. In 2008, all of our common stock repurchases occurred between January and July. In July 2008, we suspended our repurchases in connection with our proposal to acquire all of the outstanding stock of Republic Services, Inc., and when the proposal was withdrawn in October 2008, we determined that, given the state of the financial markets, it would be prudent to suspend repurchases for the foreseeable future. As a result, there are no repurchases to report for the three months ended December 31, 2008 and the repurchases made during 2008 are significantly less than that which was authorized.

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

	Years Ended December 31,
	2008(a)	2007(a)	2006(a)	2005	2004
	(In millions, except per share amounts)

Statement of Operations Data:
Operating revenues	$13,388	$13,310	$13,363	$13,074	$12,516

Costs and expenses:
Operating	8,466	8,402	8,587	8,631	8,228
Selling, general and administrative	1,477	1,432	1,388	1,276	1,267
Depreciation and amortization	1,238	1,259	1,334	1,361	1,336
Restructuring	2	10	—	28	(1)
(Income) expense from divestitures, asset impairments and unusual items	(29)	(47)	25	68	(13)

	11,154	11,056	11,334	11,364	10,817

Income from operations	2,234	2,254	2,029	1,710	1,699
Other expense, net	(478)	(551)	(555)	(618)	(521)

Income before income taxes and accounting changes	1,756	1,703	1,474	1,092	1,178
Provision for (benefit from) income taxes	669	540	325	(90)	247

Income before accounting changes	1,087	1,163	1,149	1,182	931
Accounting changes, net of taxes	—	—	—	—	8

Net income	$1,087	$1,163	$1,149	$1,182	$939

Basic earnings per common share:
Income before accounting changes	$2.21	$2.25	$2.13	$2.11	$1.62
Accounting changes, net of taxes	—	—	—	—	0.01

Net income	$2.21	$2.25	$2.13	$2.11	$1.63

Diluted earnings per common share:
Income before accounting changes	$2.19	$2.23	$2.10	$2.09	$1.60
Accounting changes, net of taxes	—	—	—	—	0.01

Net income	$2.19	$2.23	$2.10	$2.09	$1.61

Cash dividends declared per common share (2005 includes $0.22 paid in 2006)	$1.08	$0.96	$0.66	$1.02	$0.75

Cash dividends paid	$1.08	$0.96	$0.88	$0.80	$0.75

Balance Sheet Data (at end of period):
Working capital (deficit)	$(701)	$(118)	$(86)	$194	$(386)
Goodwill and other intangible assets, net	5,620	5,530	5,413	5,514	5,453
Total assets	20,227	20,175	20,600	21,135	20,905
Debt, including current portion	8,326	8,337	8,317	8,687	8,566
Stockholders’ equity	5,902	5,792	6,222	6,121	5,971

(a)	For more information regarding these financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and changes in our accounting policies on the comparability of this information, see Note 2 of the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our operations for the three years ended December 31, 2008. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A, Risk Factors. The following discussion should be read in light of that disclosure and together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements.

Overview

In 2008, we saw significant changes in the environment in which we operate, including severe economic uncertainty, increasing market volatility and continued tightening of credit markets, as well as a merger of two of the largest industry competitors. The market conditions in 2008 contributed to record high fuel and commodity prices during most of the year and nearly unprecedented drops in these commodity prices in the second half of the year. We often note that we are a recession resilient industry, but in challenging economic times, reduced consumer and business spending means less waste is being produced. Additionally, businesses across the country are experiencing slower demands for their products and services and a tightening of the credit markets, which makes it more difficult for many of our customers to pay their bills, leading to decreases in the services they request and, in some cases, cancelling our services all together.

Against this backdrop, we believe that our results of operations show just how successful we have been in improving our business. The highlights in 2008 include:

•	An increase in revenues of $78 million in 2008 as compared with the prior year, driven by internal revenue growth on base business due to yield of 2.8%;

•	Income from operations as a percentage of revenue of 16.7% in 2008 as compared with 16.9% in 2007, in spite of:

•	the dislocation in the recycling commodities markets experienced during the fourth quarter of 2008;

•	sharply higher fuel costs throughout most of 2008; and

•	higher operating expenses in the current year for non-recurring items, including

(i)	a $33 million non-cash charge for an increase in the estimated present value of recorded obligations for environmental remediation liabilities due to a sharp decline in risk-free interest rates at year-end; and

(ii)	$50 million of costs associated with labor related matters, which were primarily for the withdrawal of certain collective bargaining units from underfunded multi-employer pension funds, compared with $33 million of costs incurred for labor disruptions in 2007;

•	Strong and consistent diluted earnings per share, which was $2.19 in 2008 compared with $2.23 in 2007; and

•	An increase in cash flow generated from operating activities of 5.6%, from $2,439 million in 2007 to $2,575 million in 2008.

We experienced revenue increases during each of the first three quarters of 2008 as compared with 2007, followed by a significant decline in revenues in the fourth quarter caused primarily by the effect of the recycling commodities markets and the decrease in revenues from our fuel surcharge program. Our pricing program, which focuses on ensuring that we receive appropriate pricing for all of our services, continued to provide significant increases in our revenues from base business yield during 2008, reflecting our commitment to pricing discipline despite the economic environment. We are committed to our pricing excellence program, and do not intend to take volumes at prices that do not cover our costs and provide strong operating margins.

Our operating costs increased by $64 million, or less than one percent, in 2008 as compared with 2007. The largest contributors to the increase were the result of conditions discussed above. The negative effect of these cost increases was offset, in part, by benefits from our focus on operating efficiencies, managing fixed costs and reducing variable costs as our volumes decline due to (i) the slowdown in the economy; (ii) our pricing program; and (iii) divestitures.

Our selling, general and administrative expenses increased by $45 million, or 3.1%, in 2008 as compared with 2007. The increase is largely attributable to increased labor costs as a result of merit increases, headcount increases, higher compensation costs associated with our equity-based compensation program for our senior employees, and higher insurance and benefit costs. We have also seen an increase in bad debt expense as a result of the weakened economy. Finally, we have incurred significant costs for our business development initiatives, which are focused on gaining new customers and entering new lines of business that are complementary to our core operations. These are costs that we believe are necessary to position Waste Management as a leading environmental solutions provider.

As is our practice, we are including free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business. We also believe it is indicative of our ability to pay our quarterly dividends, repurchase common stock, fund acquisitions and other investments and, in the absence of refinancings, to repay our debt obligations. Free cash flow is not intended to replace “Net cash provided by operating activities,” which is the most comparable GAAP measure. However, we believe free cash flow gives investors greater insight into how we view our liquidity. Nonetheless, the use of free cash flow as a liquidity measure has material limitations because it excludes certain expenditures that are required or that we have committed to, such as declared dividend payments and debt service requirements.

We calculate free cash flow as shown in the table below (in millions), which may not be the same as similarly titled measures presented by other companies:

	Years Ended
	December 31,
	2008	2007

Net cash provided by operating activities	$2,575	$2,439
Capital expenditures	(1,221)	(1,211)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	112	278

Free cash flow	$1,466	$1,506

Our free cash flow in 2008 exceeded the $1.4 billion we targeted for the year, which we believe is indicative of our continued ability to generate strong cash flow from our operations even in a challenging economic environment. The decrease in our free cash flow when comparing 2008 with 2007 is due to decreased proceeds from divestitures, which is largely a result of having fewer underperforming operations to sell as part of our fix-or-seek-exit initiative, offset in large part by growth in our net cash provided by operating activities.

Outlook

In 2008, we experienced challenges associated with changing market conditions, which caused significant volatility in fuel and recyclable commodity prices, and the tightening of the economy, which has put negative pressure on both consumer and business spending, resulting in less consumption and waste produced. However, we are encouraged that our 2008 results demonstrate that the cornerstones of our business are resilient in a difficult economic environment. We believe we are well positioned to weather the current economic downturn. In 2009, we will focus on (i) ensuring that we are operating efficiently; and (ii) generating strong and consistent free cash flow.

In February 2009, we announced that we are taking steps to further streamline our organization by consolidating many of our Market Areas. As a result of our restructuring, the 45 separate Market Areas that we previously operated have been consolidated into 25 Areas. We currently estimate that this restructuring will eliminate over

1,000 employee positions throughout the Company and result in a restructuring charge of between $40 million and $50 million. We expect to recognize most of this charge during the first quarter of 2009. This realignment is the next step in our efforts to lower costs and further standardize processes and improve productivity, and we currently estimate that it will provide annualized cost savings in excess of $100 million.

Although we expect that our net cash provided by operating activities may be negatively affected by general economic conditions, we believe that we will continue to generate strong cash flow from operations, which, along with our available cash, will provide sufficient liquidity to allow us to return value to our shareholders. Our 2009 capital allocation program provides for up to $1.3 billion in aggregate dividend payments, share repurchases, acquisitions and debt reductions. In 2009, we have significant debt repayment obligations, and while we currently intend to refinance a significant portion of the required repayments on a long-term basis, it is possible that we may not have access to the credit markets on acceptable terms. If the credit markets are not available to us, or are not available on terms we deem acceptable, we expect to rely on our available cash, our existing credit facility and the cash we generate from our operations to meet our debt repayment and other obligations. Our discretionary spending includes acquisitions of assets and businesses, dividends, repurchases of our common stock and certain capital expenditures. To the extent operating cash flows decline or are needed to support our debt repayment obligations, we have the ability to reduce our discretionary spending and still deliver superior service to our customers and a strong financial performance for our stockholders.

Over the years, the recyclables that we process have been subject to significant market price fluctuations, and in the first three quarters of 2008, increases in the prices of recycling commodities contributed to our revenue growth, margin expansion and earnings. However, our fourth quarter 2008 operating results reflect the significant dislocation in the commodities markets, including substantial reductions in demand both domestically and internationally. In this environment, we have experienced sharp declines in commodity prices and a degree of difficulty in selling recyclable commodities, including at contractually defined prices. We currently expect this market downturn to reduce our revenues and negatively affect our earnings and operating cash flows in 2009. Further, a sustained period of depressed commodity prices and/or demand for recyclables could result in a significant decline in the estimated fair value of WMRA, which could require us to record a non-cash impairment charge to their goodwill.

As discussed in our Overview, the cost of fuel also fell significantly in the second half of 2008. We do not expect future volatility in fuel prices to significantly affect our income from operations. However, we do expect the sharp decline in fuel prices to significantly reduce (i) the revenue provided by our fuel surcharge program; and (ii) our direct and indirect fuel costs in 2009 as compared with 2008.

Technology Update — On March 20, 2008, we filed a lawsuit in state court in the Southern District of Texas against SAP AG and SAP America, Inc., alleging fraud and breach of contract. The lawsuit relates to our 2005 software license from SAP for a waste and recycling revenue management system and agreement for SAP to implement the software on a fixed-fee basis. We have been assigned a trial date in October 2009. As we continue to assess the alternatives available to us, we may determine that the best course of action is to abandon the SAP revenue management system, which would result in an impairment charge of between $45 million and $55 million.

Basis of Presentation of Consolidated and Segment Financial Information

Accounting Changes — Effective January 1, 2008, we adopted SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis. Our adoption of SFAS No. 157 during the first quarter of 2008 resulted in the recognition of a $6 million charge to operating expenses and a corresponding $3 million credit to minority interest expense for the re-measurement of the fair value of environmental remediation recovery assets accounted for in accordance with Statement of Position No. 96-1, Environmental Remediation Liabilities. The adoption of SFAS No. 157 did not materially affect our consolidated financial position, results of operations or cash flows. Refer to Note 17 for information about our fair value measurements.

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

Reclassification of Segment Information — During the second quarter of 2008, we moved certain Canadian business operations from the Western Group to the Midwest Group to facilitate improved business execution. We have reflected the impact of this change for all periods presented to provide financial information that consistently reflects our current approach to managing our operations.

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

Landfills — The cost estimates for final capping, closure and post-closure activities at landfills for which we have responsibility are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. We also estimate additional costs, pursuant to the requirements of SFAS No. 143, based on the amount a third party would charge us to perform such activities even when we expect to perform these activities internally. We estimate the airspace to be consumed related to each final capping event and the timing of construction related to each final capping event and of closure and post-closure activities. Because landfill final capping, closure and post-closure obligations are measured at estimated fair value using present value techniques, changes in the estimated timing of construction of future landfill final capping and closure and post-closure activities would have an effect on these liabilities, related assets and results of operations.

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

Expansion Airspace — We include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the final expansion permit to be received within five years. Second, we must believe the success of obtaining the expansion permit is likely, considering the following criteria:

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if these criteria are no longer met, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 42 landfill sites with expansions at December 31, 2008, 19 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Ten of these landfills required approval by the Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining nine landfills required approval primarily due to the permit application processes not meeting the one- or five-year requirements, as a result of state-specific permitting procedures.

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor, or AUF, is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and then adjusted to account for settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate, and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement cost related to final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

After determining the costs and remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for each landfill for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates, higher final capping, closure or post-closure rates, or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if it is determined that the expansion capacity should no longer be considered in calculating the recoverability of the landfill asset, we may be required to recognize an asset impairment. If it is determined that the likelihood of receiving an expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.

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

Asset Impairments — Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to assess whether a potential impairment exists, the assets’ carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset; (ii) actual third-party valuations; and/or (iii) information available regarding the current market environment for similar assets. If the fair value of an asset is determined to be less than the carrying amount of the asset, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs.

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

Goodwill — At least annually, we assess whether goodwill is impaired. We assess whether an impairment exists by comparing the fair value of each Group to its carrying value, including goodwill. We rely on discounted cash flow analysis, which requires significant judgments and estimates about the future operations of each Group, to develop our estimates of fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.

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

Results of Operations

Operating Revenues

Our operating revenues in 2008 were $13.4 billion, compared with $13.3 billion in 2007 and $13.4 billion in 2006. We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, Wheelabrator and WMRA Groups. These six operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each year provided by our six operating Groups and our Other waste services:

	Years Ended December 31,
	2008	2007	2006

Eastern	$3,182	$3,281	$3,614
Midwest	3,117	3,141	3,141
Southern	3,667	3,681	3,759
Western	3,300	3,350	3,373
Wheelabrator	912	868	902
WMRA	1,014	953	740
Other	330	307	283
Intercompany	(2,134)	(2,271)	(2,449)

Total	$13,388	$13,310	$13,363

Our operating revenues generally come from fees charged for our collection, disposal, transfer, Wheelabrator and recycling services. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the weight, volume and type of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Our Wheelabrator revenues are based on the type and volume of waste received at our waste-to-energy facilities and IPPs and fees charged for the sale of energy and steam. Recycling revenue, which is generated by our WMRA Group as well as recycling operations embedded in the operations of our four geographic operating Groups, generally consists of tipping fees and the sale of recyclable commodities to third parties. The fees we charge for our collection, disposal, transfer and recycling services generally include fuel surcharges, which are indexed to current market costs for fuel. Our “other” revenues include our in-plant services, methane gas recovery, Port-O-Let® services, street and parking lot sweeping services, portable self-storage, fluorescent lamp recycling and healthcare solutions services. Intercompany revenues between our operations have been eliminated in the consolidated financial statements. The mix of operating revenues from our different services is reflected in the table below (in millions):

	Years Ended December 31,
	2008	2007	2006

Collection	$8,679	$8,714	$8,837
Landfill	2,955	3,047	3,197
Transfer	1,589	1,654	1,802
Wheelabrator	912	868	902
Recycling	1,180	1,135	905
Other	207	163	169
Intercompany	(2,134)	(2,271)	(2,449)

Total	$13,388	$13,310	$13,363

The following table provides details associated with the period-to-period change in revenues (dollars in millions) and includes internal revenue growth calculated as a percentage of revenues from related business and as a percentage of total Company revenues:

	Period-to-Period Change			Period-to-Period Change
	2008 vs. 2007			2007 vs. 2006
		As a% of	As a% of		As a% of	As a% of
		Related	Total		Related	Total
	Amount	Business(a)	Company(b)	Amount	Business(a)	Company(b)

Average yield:
Solid waste	$347	3.2%	2.6%	$431	4.0%	3.3%
Waste-to-energy	19	2.7	0.2	1	0.1	—

Base business	366	3.2	2.8	432	3.7	3.3
Commodity	81	6.9	0.6	306	34.3	2.3
Electricity (IPPs)	8	10.8	0.1	2	2.7	—
Fuel surcharges and mandated fees	189	36.5	1.4	35	7.3	0.3

Total	644	4.9	4.9	775	5.9	5.9
Volume	(557)		(4.2)	(588)		(4.5)

Internal revenue growth	87		0.7	187		1.4
Acquisition	117		0.9	37		0.3
Divestitures	(130)		(1.0)	(320)		(2.4)
Foreign currency translation	4		—	43		0.3

	$78		0.6%	$(53)		(0.4)%

(a)	These percentages are calculated by dividing the amount of the current year increase by the prior year’s related business revenue adjusted to exclude the impacts of current year divestitures ($130 million and $320 million for 2008 and 2007, respectively). The table below summarizes the related business revenues for each year, which were used to calculate the percentages of related business:

	Denominator
	2008	2007

Related business revenues:
Solid waste	$10,715	$10,877
Waste-to-energy	693	716

Base business	11,408	11,593
Commodity	1,180	893
Electricity (IPPs)	74	75
Fuel surcharges and mandated fees	518	482

Total Company	$13,180	$13,043

(b)	These percentages are calculated by dividing the amount of the current year increase or decrease by the prior year’s total company revenue ($13,310 million and $13,363 million for 2008 and 2007, respectively) adjusted to exclude the impacts of current year divestitures ($130 million and $320 million for 2008 and 2007, respectively).

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

In both 2008 and 2007, our pricing excellence initiative was the primary contributor to our revenue growth from base business yield. Although our pricing programs are contributing to yield improvements in each of our core solid waste lines of business, the increase in revenue from base business yield has been driven by our collection operations in each reported period. Increased collection revenues due to yield were more than offset by revenue declines from lower collection volumes. However, we continue to find that, in spite of collection volume declines, increased yield on base business and a focus on controlling variable costs provide notable margin improvements and earnings expansion in our collection line of business.

Throughout 2008 and 2007, we also experienced increases in revenue due to yield on base business from our pricing excellence initiative at our transfer stations and the municipal solid waste streams at our landfills. The increases in transfer station revenues have been the most significant in the Eastern portion of the United States. At our landfills, municipal solid waste revenue growth from yield has been the most significant in our Southern Group, although the Midwest and Western Groups also provided notable revenue growth from yield in this line of business. In 2007, we also experienced increases in revenue due to yield on base business in the special waste and construction and demolition waste streams at our landfills.

In addition to the revenue growth provided by our pricing initiative, we saw an increase in revenue from yield at our waste-to-energy facilities in 2008. This increase was largely due to annual rate increases for electricity under long-term contracts and favorable energy market pricing, which is generally indexed to natural gas prices.

Revenues from our environmental fee, which is included in base business yield, were $181 million, $121 million and $76 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Commodity — For the first nine months of 2008, revenues increased $178 million due to higher recycling prices as compared with the prior year period. However, during the fourth quarter of 2008, a rapid decline in commodity prices due to a significant decrease in the demand for commodities both domestically and internationally caused a year-over-year revenue decrease of $97 million. In 2008, average prices for old corrugated cardboard decreased 9% and average prices for old newsprint increased by 14%. However, when comparing commodity prices during the fourth quarter of 2008 with the comparable prior year period, average prices for old corrugated cardboard decreased by 58% and average prices for old newsprint decreased by 30%.

In 2007, average prices for old corrugated cardboard increased by 62% and average prices for old newsprint increased by 39% when compared with 2006, which drove the $306 million of revenue growth from commodity yield in 2007.

Fuel surcharges and mandated fees — Fuel surcharges increased revenues year-over-year by $189 million in 2008. This increase is due to our continued effort to pass on our higher fuel costs to our customers through fuel surcharges. Although our fuel surcharge program is designed to respond to changes in the market price for fuel, there is an administrative delay between the time our fuel costs change and when we are able to make the corresponding change in our fuel surcharges. This delay negatively affected our ability to fully recover our cost increases in the first six months of 2008 as the increases in our fuel surcharges consistently lagged the sharp increases in fuel costs throughout the first half of the year. However, the cost of fuel began to decline during the third quarter of 2008, allowing us to fully recover the fuel cost increases we incurred during the year.

Fuel surcharges increased revenues year-over-year by $29 million in 2007. Market prices for fuel were relatively flat for the first nine months of 2007, but increased sharply during the fourth quarter. Accordingly, all of the revenue increase due to fuel surcharges in 2007 was generated during the fourth quarter, and we were unable to fully recover our higher fuel costs for the period.

The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — The decline in our revenues due to lower volumes when comparing 2008 with 2007 has been driven by declines in our collection volumes and, to a lesser extent, lower transfer station, recycling and third-party disposal volumes. Decreases in 2008 revenue due to lower volumes are discussed in more detail below:

Our revenues from collection volumes continue to be affected by our focus on improving margins through increased pricing. However, the slowdown in the economy has also had a significant impact on our industrial collection line of business as a result of the continued slowdown in both residential and commercial construction activities across the United States. While our commercial collection line of business tends to be relatively recession resistant, we have experienced some volume declines in this business that we attribute to the sluggish economy.

Declines in revenue due to lower third-party volumes in our transfer station operations have been the most notable in our Eastern and Southern Groups and can generally be attributed to the effects of pricing and sluggish economic conditions. The declines in our revenues due to lower volumes in our recycling operations are attributable to the drastic decline in the demand for recyclables in late 2008, both domestically and internationally.

We have experienced declines in third-party revenue at our landfills due to reduced construction and demolition and municipal solid waste volumes throughout 2008, although the volume decline in our construction and demolition waste stream was at a slower rate than it had been in 2007 largely as a result of hurricane-related volume increases in our Southern Group. These volume declines have been offset, in part, by an increase in special waste disposal volumes, primarily in our Southern Group.

The decline in our revenues due to lower volumes when comparing 2007 with 2006 was driven by declines in our collection volumes and, to a lesser extent, lower transfer station and third-party disposal volumes. Decreases in 2007 revenue due to lower volumes are discussed in more detail below:

Collection volume declines significantly affected the revenues of each of our collection lines of business in each geographic operating Group, but they were the most significant in our industrial collection business due to the significant slowdown in residential construction across the United States.

In 2007, declines in revenue due to lower third-party volumes in our transfer station operations were the most notable in our Eastern Group and were generally due to the effects of pricing. We also experienced declines in third-party revenue at our landfills due to reduced disposal volumes. The most significant declines were in our construction and demolition waste, particularly in our Southern Group. The reduction in construction and demolition volumes was largely due to the significant slowdown in residential construction across the United States. The volume declines for our municipal solid waste disposal operations were the most significant in our Midwest Group due primarily to our focus on pricing increases.

Waste-to-energy and recycling revenues also declined in 2007 due to volume decreases. In our waste-to-energy business, the decrease was largely due to the termination of an operating and maintenance agreement in May 2007. The revenue decline due to lower third-party volumes in our recycling business was primarily attributable to the decreases in certain brokerage activities and the closure of a plastics processing facility.

Acquisitions and Divestitures — Revenues increased $117 million in 2008 and $37 million in 2007 due to acquisitions, principally in the collection, transfer and recycling businesses, although we also made acquisitions in 2008 in our “Other” business as we focus on entering new lines of business. Divestitures accounted for decreased revenues of $130 million in 2008 and $320 million in 2007. These divestitures were primarily comprised of collection operations and, to a lesser extent, transfer station and recycling operations. In the second, third and fourth quarters of 2008, revenue growth from acquisitions exceeded revenue declines from divestitures, a trend we had not seen in over two years. This change reflects (i) that there are less under-performing operations that are being considered for divestiture and (ii) the resulting shift of focus to accretive acquisitions.

Operating Expenses

Our operating expenses include (i) labor and related benefits (excluding labor costs associated with maintenance and repairs included below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are driven by variables such as volumes, distance and fuel prices; (v) costs of goods sold, which are primarily the rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees and royalties; (viii) landfill operating costs, which include interest accretion on asset retirement and environmental remediation obligations, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include workers’ compensation and insurance and claim costs and (x) other operating costs, which include, among other costs, equipment and facility rent and property taxes.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
	2008	Period Change		2007	Period Change		2006

Labor and related benefits	$2,420	$8	0.3%	$2,412	$(67)	(2.7)%	$2,479
Transfer and disposal costs	1,048	(100)	(8.7)	1,148	(100)	(8.0)	1,248
Maintenance and repairs	1,074	(5)	(0.5)	1,079	(58)	(5.1)	1,137
Subcontractor costs	901	(1)	(0.1)	902	(69)	(7.1)	971
Cost of goods sold	812	43	5.6	769	180	30.6	589
Fuel	715	134	23.1	581	2	0.3	579
Disposal and franchise fees and taxes	608	6	1.0	602	(39)	(6.1)	641
Landfill operating costs	291	30	11.5	261	23	9.7	238
Risk management	209	(8)	(3.7)	217	(74)	(25.4)	291
Other	388	(43)	(10.0)	431	17	4.1	414

	$8,466	$64	0.8%	$8,402	$(185)	(2.2)%	$8,587

The changes in our operating expenses for 2008 and 2007 compared with the prior years can largely be attributed to the following:

•	Volume declines and divestitures — In both 2008 and 2007, we experienced volume declines as a result of (i) the weakening economy; (ii) our focus on our pricing program and shedding unprofitable business; and (iii) divestitures. We continue to manage our fixed costs and reduce our variable costs as we experience volume declines, and have achieved significant cost savings as a result. These cost decreases have benefited each of the operating cost categories identified in the table above.

•	Acquisitions and growth initiatives — During 2008, a significant portion of the cost savings derived from divestitures was offset by cost increases attributed to recently acquired businesses and, to a lesser extent, other growth initiatives.

•	Fuel price increases — In each year, increased fuel costs have increased our operating expenses and negatively affected our operating margins. Diesel fuel prices varied significantly in 2008, reaching a record-high price of $4.76 per gallon in July and falling to a three-year low of $2.33 per gallon by the end of the year. On average, diesel fuel prices increased 32% from $2.88 per gallon in 2007 to $3.81 per gallon in 2008. For 2007, we experienced an average increase of $0.18 per gallon as compared with 2006, or almost 7%. Higher fuel costs caused increases in both our direct fuel costs and our subcontractor costs throughout 2008 and 2007. As disclosed in the Operating Revenues section above, we have a fuel surcharge program that is designed to recover our increased fuel costs. Although our fuel surcharge program is designed to respond to changes in the market price for fuel, there is an administrative delay between the time our fuel costs change and when we are able to make the corresponding change in our fuel surcharges. This delay negatively affected our ability to fully recover our cost increases in the first six months of 2008 as the increases in our fuel surcharges consistently lagged the sharp increases in fuel costs throughout the first half of the year. However, the cost of fuel declined during the last half of 2008, allowing us to fully recover the fuel costs increase we incurred during the year.

•	Commodities markets — Market prices for recyclable commodities increased significantly from 2006 to 2007 and also continued to climb through most of 2008, resulting in higher costs of goods sold in both periods. However, during the fourth quarter of 2008, the market prices and demand for recyclable commodities declined sharply. The significant decrease in market prices during the fourth quarter of 2008 and significant decreases in our brokerage and recycling facility volumes during much of 2008 partially offset the effect of higher commodity prices on our cost of goods sold during the first three quarters of 2008.

•	Union-related labor issues — Our 2008 operating expenses were significantly affected by a labor disruption associated with the renegotiation of a collective bargaining agreement in Milwaukee, Wisconsin and the related agreement of the bargaining unit to withdraw from the underfunded Central States Pension Fund, which is discussed in Note 10 to the Consolidated Financial Statements. These activities increased the operating expenses of our Midwest Group by $32 million during the third and fourth quarters of 2008. Approximately $24 million of these costs have been included in the “Labor and related benefits” category, $21 million of which were associated with charges related to the bargaining unit agreeing to our proposal to withdraw them from the underfunded Central States Pension Fund. The remaining $8 million has been included in our “Other” category and was related to security and the deployment and lodging costs incurred for the Company’s replacement workers who were brought to Milwaukee from across the organization.

Additionally, during the fourth quarter of 2008, we incurred another $18 million in “Labor and related benefits” charges associated with the withdrawal of certain bargaining units in our Midwest and Eastern Groups from underfunded multi-employer pension plans.

In 2007, our Western Group incurred “Other” operating expenses of $33 million for security, labor, lodging, travel and other costs incurred as a result of labor disruptions in Oakland and Los Angeles, California.

•	Changes in risk-free interest rates — We recognized a $33 million charge to landfill operating costs during the fourth quarter of 2008 due to a sharp decline in United States Treasury rates, which are used to estimate the present value of our environmental remediation obligations. During the fourth quarter of 2008, the discount rate used was reduced from 4.00% to 2.25%. During 2007, we recorded an $8 million charge to reduce the discount rate from 4.75% to 4.00% and during 2006 we recorded a $6 million decrease in expense to reflect an increase in the rate from 4.25% to 4.75%.

Many of the cost increases summarized above are due to general economic and market conditions over which we have little or no control. After considering the significant impacts of market-driven factors, we are encouraged that our results continue to reflect our focus on (i) identifying operational efficiencies that translate into cost savings; (ii) managing our fixed costs and reducing our variable costs as volumes decline due to our pricing program and the downturn in the economy; and (iii) reducing our costs in light of recent divestitures.

Other items affecting the comparability of our operating expenses by category for the three years presented include the following:

Labor and related benefits

•	In each year, wages increased due to annual merit adjustments, although these higher costs have been more than offset by headcount reductions due to operational efficiencies and divestitures.
•	We experienced additional overtime and other labor costs due to severe winter weather conditions during the first quarter of 2008 in our Midwest Group.
•	Our accrued bonus expenses were lower in 2008 because our performance against targets established by our incentive plans was not as strong as it had been in either 2007 or 2006.

Transfer and disposal costs

•	During 2008 and 2007, these costs decreased due to volume declines and divestitures.
•	During 2008 and 2007, these costs further decreased due to our focus on improving internalization.

Disposal and franchise fees and taxes

•	The favorable resolution of a disposal tax matter in our Eastern Group reduced these expenses by $18 million during 2007 and $3 million during 2008.

Landfill operating costs

•	In 2008, these costs included the unfavorable impact of the January 1, 2008 adoption of SFAS No. 157, which resulted in a $6 million charge.

•	During 2007, we recognized an $8 million charge for a revision in our estimate of remediation costs associated with one of our prior operations.

Risk management

•	Over the last three years, we have been successful in reducing these costs, which can be primarily attributed to our continued focus on safety and reduced accident and injury rates.
•	For 2008, the decrease in expense was largely associated with reduced actuarial projections of workers’ compensation costs and reduced auto and general liability claims for current claim periods.
•	For 2007, the decrease in expense was largely associated with reduced actuarial projections of auto and general liability claims and, to a lesser extent, reduced workers’ compensation costs, all primarily related to prior claim periods.

Other

•	In 2007, we incurred $21 million of lease termination costs associated with the purchase of one of our independent power production plants that had previously been operated through a lease agreement.
•	In 2008 and 2007, we had an increase in gains recognized on the sales of assets due to our focus on identifying under-utilized assets in order to increase our efficiency.

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

The following table summarizes the major components of our selling, general and administrative expenses for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
	2008	Period Change		2007	Period Change		2006

Labor and related benefits	$853	$18	2.2%	$835	$41	5.2%	$794
Professional fees	168	8	5.0	160	(1)	(0.6)	161
Provision for bad debts	57	8	16.3	49	—	—	49
Other	399	11	2.8	388	4	1.0	384

	$1,477	$45	3.1%	$1,432	$44	3.2%	$1,388

A significant portion of the $45 million increase in our “Selling, general and administrative” expenses in 2008 was as a result of our focus on business development initiatives, including gaining new customers and entering new lines of business. We estimate that these initiatives increased our expenses by nearly $19 million when comparing 2008 with 2007. Approximately $8 million of the $19 million increase is associated with increased consulting costs and has been included in “Professional fees.” The remaining cost increases can generally be attributed to increased headcount, advertising and travel and entertainment costs.

Other significant changes in our selling, general and administrative expenses during the reported periods are summarized below:

Labor and related benefits — The increases in 2008 and 2007 are primarily attributable to (i) higher salaries and hourly wages due to merit raises; (ii) higher compensation costs due to an increase in headcount driven by an increase in the size of our sales force and our focus on our people and business development initiatives; and (iii) higher non-cash compensation costs associated with the equity-based compensation provided for by our long-term incentive plans. In 2008, we also experienced higher insurance and benefit costs. These increases were partially offset by lower bonus expenses accrued in 2008 because our performance against targets established by our incentive plan was not as strong as it had been in either 2007 or 2006.

Professional fees — We incurred significant costs in both 2008 and 2007 that are of a non-recurring nature. In 2008, we incurred over $7 million of legal and consulting costs to support our previously proposed acquisition of Republic Services, Inc. In 2007, our consulting fees were higher due to increased spending for various strategic initiatives, including the support and development of the SAP waste and recycling revenue management system, which we discontinued development of in early 2008. For information related to the current status of our pending litigation against SAP, refer to Note 10 of our Consolidated Financial Statements.

Provision for bad debts — The increase in our provision for bad debts in 2008 is due to the effects of the weakened economy, which has increased collection risks associated with certain customers.

Other — As discussed above, our continued focus on our sales, marketing and other initiatives and identifying new customers resulted in increases in our advertising costs and travel and entertainment costs in 2008. The comparability of these costs for the periods presented has also been affected by net charges of approximately $2 million in 2007 and $20 million in 2006 to record our estimated obligations for unclaimed property. Additionally, in both 2007 and 2006, our other costs increased due to higher sales and marketing costs and higher travel and entertainment costs due partially to the development of our revenue management system and our efforts to implement various initiatives.

Depreciation and Amortization

Depreciation and amortization includes (i) depreciation of property and equipment, including assets recorded due to capital leases, on a straight-line basis from three to 50 years; (ii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction, asset retirement costs arising from closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the estimated remaining permitted and expansion capacity of a site; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; and (iv) amortization of intangible assets with a definite life, either using a 150% declining balance approach or a straight-line basis over the definitive terms of the related agreements, which are generally from two to ten years depending on the type of asset.

The following table summarizes the components of our depreciation and amortization costs for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
	2008	Period Change		2007	Period Change		2006

Depreciation of tangible property and equipment	$785	$(11)	(1.4)%	$796	$(33)	(4.0)%	$829
Amortization of landfill airspace	429	(11)	(2.5)	440	(39)	(8.1)	479
Amortization of intangible assets	24	1	4.3	23	(3)	(11.5)	26

	$1,238	$(21)	(1.7)%	$1,259	$(75)	(5.6)%	$1,334

In both 2008 and 2007, the decrease in depreciation on tangible property and equipment is largely due to (i) components of enterprise-wide software becoming fully-depreciated; and (ii) our focus on identifying operational efficiencies as we shed unprofitable business, which has allowed us to retire or sell under-utilized assets.

The decrease in amortization of landfill airspace expense in 2008 and 2007 is largely due to volume declines as a result of (i) the slowdown in the economy; (ii) our pricing program, which has significantly reduced our collection volumes; and (iii) the redirection of waste to third-party disposal facilities in certain regions due to either the closure of our own landfills or the current capacity constraints of landfills where we are working on procuring an expansion permit. The comparability of our amortization of landfill airspace for the years ended December 31, 2008, 2007, and 2006 has also been affected by adjustments recorded in each year for changes in estimates related to our final capping, closure and post-closure obligations. During the years ended December 31, 2008, 2007 and 2006, landfill amortization expense was reduced by $3 million, $17 million and $1 million, respectively, for the effects of these changes in estimates. In each year, the majority of the reduced expense resulting from the revised estimates was associated with final capping changes that were generally the result of (i) concerted efforts to improve the operating efficiencies of our landfills and volume declines, both of which have allowed us to delay spending for final capping activities; (ii) landfill expansions that resulted in reduced or deferred final capping costs; or (iii) completed final capping construction that cost less than anticipated.

Restructuring

Management continuously reviews our organization to determine if we are operating under the most advantageous structure. As discussed in Note 24 to the Consolidated Financial Statements, in February 2009 we announced that we were taking steps to streamline our organization by consolidating many of our Market Areas and realigning our Corporate support organization. In 2008, we recognized $2 million of restructuring expenses for the reorganization of customer service functions in our Western Group and the realignment of certain operations in our Southern Group. In the first quarter of 2007, we restructured certain operations and functions, resulting in the recognition of a charge of approximately $9 million. We incurred an additional $1 million of costs for this restructuring during the second quarter of 2007, increasing total costs incurred to $10 million. Approximately $7 million of the 2007 restructuring costs was incurred by our Corporate organization, $2 million was incurred by our Midwest Group and $1 million was incurred by our Western Group. These charges included approximately $8 million for employee severance and benefit costs and approximately $2 million related to operating lease agreements.

The most significant cost savings we have obtained through these restructurings have been attributable to the labor and related benefits component of our “Selling, general and administrative” expenses.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2008	2007	2006

(Income) expense from divestitures (including held-for-sale impairments)	$(33)	$(59)	$(26)
Impairments of assets held-for-use	4	12	24
Other	—	—	27

	$(29)	$(47)	$25

(Income) expense from divestitures (including held-for-sale impairments) — The net gains from divestitures in all three years were a result of our fix-or-seek-exit initiative. In 2008, these gains were primarily related to the divestiture of underperforming collection operations in our Southern Group; in 2007, the gains were related to the divestiture of underperforming collection, transfer and recycling operations in our Eastern, Western, Southern and WMRA Groups; and in 2006, the gains were primarily related to the divestiture of underperforming collection operations in our Western Group. Gains recognized from divestitures in 2006 were partially offset by the recognition of aggregate impairment charges of $18 million, which were principally recognized by our Eastern Group, for business operations held for sale as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Impairments of assets held-for-use — During 2008, we recognized a $4 million impairment charge primarily as a result of a decision to close a landfill in our Southern Group. During 2007, we recognized $12 million in impairment charges due to impairments recognized for two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to the volumes for the second landfill. The $24 million of impairment charges recognized during 2006 was primarily related to the impairment of a landfill in our Eastern Group as a result of a change in our expectations for future expansions and the impairment of under-performing operations in our WMRA Group.

Other — In 2006, we recognized a $26 million charge for the impact of an arbitration ruling against us related to the termination of a joint venture relationship in 2000.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
	2008	Period Change		2007	Period Change		2006

Operating segments:
Eastern	$501	$(19)	(3.7)%	$520	$131	33.7%	$389
Midwest	463	(39)	(7.8)	502	47	10.3	455
Southern	863	47	5.8	816	12	1.5	804
Western	601	(3)	(0.5)	604	(16)	(2.6)	620
Wheelabrator	323	31	10.6	292	(23)	(7.3)	315
WMRA	52	(26)	(33.3)	78	64	*	14
Other	(58)	(18)	45.0	(40)	(17)	*	(23)
Corporate and other	(511)	7	(1.4)	(518)	27	(5.0)	(545)

Total	$2,234	$(20)	(0.9)%	$2,254	$225	11.1%	$2,029

*	Percentage change does not provide a meaningful comparison.

Operating segments — The most significant items affecting the results of operations of our geographic operating segments during the three-year period ended December 31, 2008, are (i) increased revenue from yield on base business as a result of our pricing strategies, particularly in our collection operations; (ii) declines in revenues due to lower volumes, which can be attributed to pricing competition, the significant downturn in construction and the slowdown of the general economy; and (iii) our continued focus on controlling costs through operating efficiencies. For the first nine months of 2008, our Groups also experienced an unfavorable effect on operating income of significantly higher fuel costs. However, during the fourth quarter of 2008, fuel costs decreased significantly enough to reverse this trend, resulting in an immaterial impact to the full year. See additional discussion in the Operating Revenues section above.

Summarized below are the other significant items specific to each operating segment’s results of operations for the years ended December 31, 2008, 2007 and 2006:

Eastern — The Group’s operating income for the year ended December 31, 2008 was negatively affected by a $14 million charge related to the withdrawal of certain collective bargaining units from underfunded multi-employer pension plans. This charge was offset, in part, by a reduction in landfill amortization expense as a result of changes in certain estimates related to our final capping, closure and post-closure obligations. The Group’s operating income for the year ended December 31, 2007 was favorably affected by (i) net divestiture gains of $33 million; (ii) an $18 million decrease in disposal fees and taxes due to the favorable resolution of a disposal tax matter; and (iii) a reduction in landfill amortization expense as a result of changes in certain estimates related to our final capping, closure and post-closure obligations. The Group’s operating income for the year ended December 31, 2006 was negatively affected by $26 million in impairment charges associated with (i) businesses being sold as part of our divestiture program; and (ii) a change in our expectations for future operations of a landfill. In 2006, the Group also incurred $14 million of strike-related costs incurred primarily in the New York City area.

Midwest — The Group’s 2008 operating results were negatively affected by $44 million of additional operating expenses primarily incurred as a result of a labor dispute in Milwaukee, Wisconsin. Included in the labor dispute expenses is a $32 million charge related to the withdrawal of certain of the Group’s bargaining units from underfunded multi-employer pension plans. In addition, the Group experienced unfavorable weather conditions in the first quarter of 2008. Positively affecting operating results both in 2008 and in 2007 were divestiture gains of $4 million in 2008 and $1 million in 2007 and reductions in landfill amortization expense resulting from changes in certain estimates related to our final capping, closure and post-closure obligations.

Southern — During 2008, the increase in the Group’s operating income is largely due to $29 million of divestiture gains, offset, in part, by a $3 million landfill impairment charge. During 2007, the Group recorded $12 million of impairment charges attributable to two of its landfills. These charges were largely offset by gains on divestitures of $11 million.

Western — The Group’s 2008 operating results were negatively affected by an increase in landfill amortization expense as a result of changes in certain estimates related to our final capping, closure and post-closure obligations. In 2007, labor disputes negatively affected the Group’s operating results by $37 million, principally as a result of “Operating” expenses incurred for security, deployment and lodging costs for replacement workers. Gains on divestitures of operations were $16 million for the year ended December 31, 2007 as compared with $48 million for 2006.

Wheelabrator — The Group’s 2008 operating results were favorably affected by increases in market rates for energy during the second half of 2008. The decline in operating income for the year ended December 31, 2007 was driven by a $21 million charge recorded in the first quarter of 2007 for the early termination of a lease agreement. The early termination was due to the Group’s purchase of an independent power production plant that it had previously operated through a lease agreement. Additionally, the termination of an operating and maintenance agreement in May 2007 resulted in a decline in revenue and operating income compared with the prior year.

WMRA — During the first nine months of 2008 and throughout all of 2007, the Group’s operating income benefited from substantial increases in market prices for commodities. Also during these periods, the Group experienced income growth due to an increased focus on maintaining or reducing rebates made to suppliers. During the fourth quarter of 2008, however, commodity prices dropped sharply as a result of a significant decrease in the demand for commodities both domestically and internationally. This significant decline in commodity prices resulted in operating losses that more than offset the income generated during the first nine months of the year. Higher than normal operating expenses, including higher subcontractor, repair and maintenance, and facility start-up costs, also negatively affected the Group’s operating income throughout 2008. The comparison of the Group’s operating income for the periods presented has also been affected by (i) $7 million of net gains on divestitures in 2007 and (ii) the recognition in 2006 of $10 million of charges for a loss from a divestiture and an impairment of certain under-performing operations, which were slightly more than offset by savings associated with the Group’s cost control efforts.

Significant items affecting the comparability of the remaining components of our results of operations for the years ended December 31, 2008, 2007 and 2006 are summarized below:

Other — The unfavorable change in operating results in 2008 when compared with 2007 is the result of costs being incurred to support our increased focus on the identification and development of new lines of business that will complement our core business. The unfavorable change in operating results in 2007 when compared with 2006 is largely related to (i) certain year-end adjustments recorded in consolidation related to our reportable segments that were not included in the measure of segment income from operations used to assess their performance for the periods disclosed; and (ii) the deconsolidation of a variable interest entity in April 2006.

Corporate and Other — The decline in expenses in 2008 as compared with 2007 was primarily due to:

•	lower bonus expense in 2008;
•	the recognition of approximately $6 million of restructuring charges during the first quarter of 2007 for employee severance and benefit costs;
•	reduced risk management costs in 2008, which is attributable to reduced actuarial projections of claim losses for workers’ compensation and auto and general liability claims; and
•	higher employee healthcare coverage expenses in the third quarter of 2007 due to unusually high claims activity.

The expense declines noted above were largely offset by the impacts of the following:

•	a $32 million charge to landfill operating costs for the closed landfills that are managed by our closed sites management group through our Corporate organization, due to a sharp decline in United States Treasury rates in late 2008, which caused an increase in the present value of our environmental remediation obligations; and
• costs incurred for the potential acquisition of Republic during the third quarter of 2008.

The decline in expenses when comparing 2007 with 2006 was primarily due to:

• significantly lower risk management costs largely due to our focus on safety and controlling costs;

•	a reduction in expenses from the discontinuation of depreciation for certain enterprise-wide software; and
•	a $20 million charge recorded in 2006 to recognize unrecorded obligations associated with unclaimed property.

The expense declines noted above were offset, in part, by the impacts of the following:

•	increased spending on the support and development of our information technology, people and pricing strategic initiatives;
•	increased labor and related benefits costs; and
•	restructuring charges recognized during the first quarter of 2007.

Other Components of Net Income

The following table summarizes the other major components of our income for the year ended December 31 for each respective period (dollars in millions):

		Period-to-			Period-to-
	2008	Period Change		2007	Period Change		2006

Interest expense	$(455)	$66	(12.7)%	$(521)	$24	(4.4)%	$(545)
Interest income	19	(28)	(59.6)	47	(22)	(31.9)	69
Equity in net losses of unconsolidated entities	(4)	31	*	(35)	1	(2.8)	(36)
Minority interest	(41)	5	(10.9)	(46)	(2)	4.5	(44)
Other, net	3	(1)	(25.0)	4	3	*	1
Provision for income taxes	669	129	*	540	215	*	325

*	Percentage change does not provide a meaningful comparison. Refer to the explanations of these items below for a discussion of the relationship between current year and prior year activity.

Interest Expense

Although our outstanding debt balances are relatively consistent year-over-year, the decline in interest costs when comparing 2008 with 2007 is generally related to (i) the maturity of higher rate debt that we have refinanced at lower interest rates; (ii) significant declines in market interest rates, which impact the interest expense associated with our interest rate swaps and our variable rate debt; and (iii) the early redemption of $244 million of 8.75% senior notes during the second quarter of 2008, which resulted in the recognition of a reduction in interest expense of approximately $10 million for the immediate recognition of fair value adjustments associated with terminated interest rate swaps that had been deferred and were being amortized over the life of the debt. The decrease in interest expense when comparing 2007 with 2006 is largely related to a decrease in our average debt balances.

We use interest rate derivative contracts to manage our exposure to changes in market interest rates. The combined impact of active and terminated interest rate swap agreements resulted in a net interest expense decrease of $50 million for 2008 and net interest expense increases of $11 million for 2007 and $4 million for 2006. Our active interest rate swaps decreased our interest expense in 2008 by $8 million compared with an increase in interest expense in 2007 from active hedges of $48 million. The significant change in the impact of our active interest rate swaps when comparing 2008 with 2007 has been driven by the decrease in short-term market interest rates, which drive our periodic interest obligations under our active swap agreements. Our periodic interest obligations under these agreements are based on a spread from the three-month LIBOR, which was as low as 1.43% in late 2008 and as high as 5.62% in the second half of 2007. In 2008, the year-over-year change in the impact of interest rate swaps is also due to our terminated swaps, which caused a $42 million reduction in interest expense in 2008 compared with a $37 million reduction in interest expense in 2007. Our terminated interest rate swaps are expected to reduce interest expense by $18 million in 2009, $11 million in 2010, and $5 million in 2011.

Interest Income

When comparing 2008 with 2007, the decrease in interest income is primarily due to (i) significant declines in market interest rates; (ii) the recognition of $7 million in interest income during the first quarter of 2007 for the favorable resolution of a disposal tax matter in our Eastern Group; and (iii) a decrease in our average cash and investment balances. When comparing 2007 with 2006, the decrease in interest income is primarily due to (i) a decrease in our average cash and investment balances; and (ii) $14 million of interest income realized in 2006 on tax refunds received from the IRS for the settlement of several federal audits.

Equity in Net Losses of Unconsolidated Entities

During the reported periods, our “Equity in net losses of unconsolidated entities” was primarily related to our equity interests in two coal-based synthetic fuel production facilities. The equity losses generated by the facilities were offset by the tax benefit realized as a result of these investments as discussed below within Provision for income taxes.

Our equity in the losses of these facilities was $3 million for the year ended December 31, 2008, $42 million for the year ended December 31, 2007 and $41 million for the year ended December 31, 2006. The significant decline in these losses in 2008 as compared with the prior year periods is due to the expiration of our investments at the end of 2007. The comparability of the losses incurred in 2007 and 2006 is primarily affected by (i) the impact of the partial phase-out of Section 45K credits during each year on our contractual obligations associated with funding the facilities’ losses; (ii) the temporary suspension of operations at the facilities in 2006; and (iii) the recognition of a cumulative adjustment necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the facilities and the value of our investment, which was recognized in 2006. Refer to Note 8 for additional information related to the impact of these investments.

Minority Interest

On December 31, 2003, we consolidated two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator Group as a result of our implementation of FIN 46(R). Our minority interest expense for 2008, 2007 and 2006 is primarily related to the other members’ equity interest in the earnings of these entities. Additional information related to these investments is included in Note 19 to the Consolidated Financial Statements.

Provision for Income Taxes

We recorded a provision for income taxes of $669 million in 2008, $540 million in 2007 and $325 million in 2006. These tax provisions resulted in an effective income tax rate of approximately 38.1%, 31.7% and 22.1% for each of the three years, respectively. At current income levels, we expect that our 2009 recurring effective tax rate will be approximately 40%. The comparability of our reported income taxes for the years ended December 31, 2008, 2007 and 2006 is primarily affected by (i) increases in our income before taxes; (ii) differences in the impacts of tax audit settlements; and (iii) the impact of non-conventional fuel tax credits, which expired at the end of 2007. The impacts of tax audit settlements and non-conventional fuel tax credits, which are the items that had the most significant impacts on the comparability of our effective tax rate during the years ended December 31, 2008, 2007 and 2006, are summarized below:

•	Tax audit settlements — When excluding the effect of interest income, the settlement of various tax audits resulted in a reduction in income tax expense of $26 million for the year ended December 31, 2008 (representing a 1.5 percentage point reduction in our effective tax rate), $40 million for the year ended

December 31, 2007 (representing a 2.3 percentage point reduction in our effective tax rate) and $149 million for the year ended December 31, 2006 (representing a 10.1 percentage point reduction in our effective tax rate).

•	Non-conventional fuel tax credits — Through December 31, 2007, non-conventional fuel tax credits were derived from our landfills and our investments in the two coal-based, synthetic fuel production facilities discussed in the Equity in net losses of unconsolidated entities section above. Pursuant to Section 45K of the Internal Revenue Code, these tax credits were phased-out if the price of oil exceeded an annual average as determined by the IRS. Based on an estimated phase-out of 69% of Section 45K tax credits generated during 2007, our income taxes for the year ended December 31, 2007 included $50 million of non-conventional fuel tax credits. These tax credits resulted in a 2.9 percentage point reduction in our effective tax rate for the year ended December 31, 2007. In April 2008, the IRS published the phase-out percentage that must be applied to Section 45K tax credits generated in 2007, which was 67.2%. Our provision for income taxes for the first quarter of 2008 included an adjustment of our 2007 year-end estimate to the final 2007 phase-out, which resulted in the recognition of a $3 million benefit. Our income taxes for the year ended December 31, 2006 included $71 million of non-conventional fuel tax credits, resulting in a 4.8 percentage point reduction in our effective tax rate. Non-conventional fuel tax credits expired at the end of 2007 pursuant to Section 45K of the Internal Revenue Code.

Other items that have affected our reported income taxes during the reported periods include the following:

•	Canadian tax rate changes and the related revaluation of deferred tax balances resulted in a $30 million tax benefit during 2007 compared with a $20 million tax benefit in 2006. We did not have any comparable adjustments during the year ended December 31, 2008.

•	We recorded reductions to income tax expense of $8 million in 2008, $9 million in 2007 and $20 million in 2006 due to state-related tax items. These impacts were generally due to either (i) the revaluation of net accumulated deferred tax liabilities as a result of a decrease in our effective state tax rate or (ii) the expected utilization of state net operating loss and credit carryforwards.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 267 solid waste and six hazardous waste landfills at December 31, 2008 and we owned or operated 271 solid waste and six hazardous waste landfills at December 31, 2007. At December 31, 2008 and 2007, the expected remaining capacity in cubic yards and tonnage of waste that can be accepted at our owned or operated landfills is shown below (in millions):

	December 31, 2008			December 31, 2007
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Remaining cubic yards	4,456	816	5,272	4,265	944	5,209
Remaining tonnage	3,979	794	4,773	3,787	893	4,680

Based on remaining permitted airspace as of December 31, 2008 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 32 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion permit. We are seeking expansion permits at 42 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions section above. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 39 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills we own or operate as of December 31, 2008, segregated by their estimated operating lives (in years), based on remaining permitted and expansion airspace and projected annual disposal volume was as follows:

	0 to 5	6 to 10	11 to 20	21 to 40	41+	Total

Owned	11	17	41	65	78	212
Operated through lease(a)	5	4	5	7	6	27
Operating contracts(b)	11	4	10	5	4	34

Total landfills	27	25	56	77	88	273

(a)	From an operating perspective, landfills we operate through lease agreements are similar to landfills we own because we own the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill. We are usually responsible for the closure and post-closure obligations of the landfills we lease.

(b)	For operating contracts, the property owner owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. The property owner is generally responsible for closure and post-closure obligations under our operating contracts.

The following table reflects landfill capacity and airspace changes, as measured in tons of waste, for landfills owned or operated by us during the years ended December 31, 2008 and 2007 (in millions):

	December 31, 2008			December 31, 2007
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Balance, beginning of year	3,787	893	4,680	3,760	959	4,719
Acquisitions, divestitures, newly permitted landfills and closures	20	15	35	(5)	(15)	(20)
Changes in expansions pursued(a)	—	94	94	—	60	60
Expansion permits granted(b)	228	(228)	—	128	(128)	—
Airspace consumed	(107)	—	(107)	(114)	—	(114)
Changes in engineering estimates and other(c)	51	20	71	18	17	35

Balance, end of year	3,979	794	4,773	3,787	893	4,680

(a)	Amounts reflected here relate to the combined impact of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted; and (iv) decreases due to our decision to no longer pursue an expansion permit.

(b)	We received expansion permits at 28 of our landfills during 2008 and 17 of our landfills during 2007, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal capacity of our existing landfills.

(c)	Changes in engineering estimates can result in changes to the estimated available remaining capacity of a landfill or changes in the utilization of such landfill capacity, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate; and operating practices. We continually focus on improving the utilization of airspace through efforts that include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials; and increasing initial compaction through improved landfill equipment, operations and training.

The tons received at our landfills in 2008 and 2007 are shown below (in thousands):

	2008					2007
	# of		Total		Tons	# of	Total		Tons
	Sites		Tons		per Day	Sites	Tons		per Day

Solid waste landfills	267	(a)	106,731		391	271	113,449		417
Hazardous waste landfills	6		1,384		5	6	1,473		5

	273		108,115		396	277	114,922		422

Solid waste landfills closed or divested during related year	9		882			8	1,555

			108,997	(b)			116,477	(b)

(a)	In 2008, we acquired five landfills, closed five landfills and discontinued operations at four landfills.

(b)	These amounts include 2.0 million tons at December 31, 2008 and 2.4 million tons at December 31, 2007 that were received at our landfills but were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate (i) reaches its permitted waste capacity; (ii) is permanently capped; and (iii) receives certification of closure from the applicable regulatory agency, management of the site, including remediation activities, is generally transferred to our closed sites management group. In addition to the 273 active landfills we managed at December 31, 2008, we managed 195 closed landfills.

Landfill Assets — We capitalize various costs that we incur to make a landfill ready to accept waste. These costs generally include expenditures for land (including the landfill footprint and required landfill buffer property), permitting, excavation, liner material and installation, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, and on-site road construction and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities, which are discussed further below.

The following table reflects the total cost basis of our landfill assets and accumulated landfill airspace amortization as of December 31, 2008 and 2007, and summarizes significant changes in these amounts during 2008 (in millions):

		Accumulated
	Cost Basis of	Landfill Airspace
	Landfill Assets	Amortization	Landfill Assets

December 31, 2007	$11,549	$(5,834)	$5,715
Capital additions	473	—	473
SFAS No. 143 obligations incurred and capitalized	51	—	51
Acquisitions	46	—	46
Landfill airspace amortization expense	—	(429)	(429)
Foreign currency translation	(234)	61	(173)
Asset retirements and other adjustments	(169)	149	(20)

December 31, 2008	$11,716	$(6,053)	$5,663

As of December 31, 2008, we estimate that we will spend approximately $500 million in 2009, and approximately $1 billion in 2010 and 2011 combined for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

Landfill and Environmental Remediation Liabilities — As we accept waste at our landfills, we incur significant asset retirement obligations, which include liabilities associated with landfill final capping, closure and post-closure activities. These liabilities are accounted for in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and its Interpretations, and are discussed in Note 3 of our Consolidated Financial Statements. We also have liabilities for the remediation of properties that have incurred environmental damage, which generally was caused by operations or for damage caused by conditions that existed before we acquired operations or a site. We recognize environmental remediation liabilities when we determine that the liability is probable and the estimated cost for the likely remedy can be reasonably estimated.

The following table reflects our landfill liabilities and our environmental remediation liabilities as of December 31, 2008 and 2007, and summarizes significant changes in these amounts during 2008 (in millions):

		Environmental
	Landfill	Remediation

December 31, 2007	$1,178	$284
Obligations incurred and capitalized	51	—
Obligations settled	(72)	(38)
Interest accretion	77	8
Revisions in cost estimates and interest rate assumptions(a)	(13)	49
Acquisitions, divestitures and other adjustments	(3)	(4)

December 31, 2008	$1,218	$299

(a)	The significant increase in our environmental remediation liabilities for revisions in cost estimates and interest rate assumptions is largely related to the decline in the risk-free discount rate used to estimate the present value of the obligations. The impact of this revision in estimate is discussed further below.

Landfill Costs and Expenses — As disclosed in the Operating Expenses section above, our landfill operating costs include interest accretion on asset retirement obligations, interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets, leachate and methane collection and treatment, landfill remediation costs, and other landfill site costs. The following table summarizes these costs for each of the three years indicated (in millions):

	Years Ended December 31,
	2008	2007	2006

Interest accretion on landfill liabilities	$77	$74	$70
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	41	18	3
Leachate and methane collection and treatment	69	58	59
Landfill remediation costs	17	17	6
Other landfill site costs	87	94	100

Total landfill operating costs	$291	$261	$238

The increase in these costs in 2008 can largely be attributed to a significant decline in the risk-free discount rate that we use to estimate the present value of our environmental remediation liabilities, which is based on the rate for United States Treasury bonds with a term approximating the weighted-average period until settlement of the underlying obligations. During the fourth quarter of 2008, we recorded a $33 million charge to “Operating” expenses, offset in part by a $6 million reduction in “Minority interest” expense, to reduce the discount rate from 4.00% to 2.25%. We recorded an $8 million charge to “Operating” expenses during the fourth quarter of 2007 to reduce the discount rate from 4.75% to 4.00% and a $6 million decrease in “Operating” expenses during the fourth quarter of 2006 to increase the discount rate from 4.25% to 4.75%. Additionally, in 2008, our leachate collection costs were higher in our Eastern Group and Midwest Group due to increased precipitation and operational changes in these regions.

Amortization of landfill airspace, which is included as a component of “Depreciation and amortization” expense, includes the following:

•	the amortization of landfill capital costs, including (i) costs that have been incurred and capitalized and (ii) estimated future costs for landfill development and construction required to develop our landfills to their remaining permitted and expansion airspace; and

•	the amortization of asset retirement costs arising from landfill final capping, closure and post-closure obligations, including (i) costs that have been incurred and capitalized and (ii) projected asset retirement costs.

Amortization expense is recorded on a units-of-consumption basis, applying cost as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. Landfill capital costs and closure and post-closure asset retirement costs are generally incurred to support the operation of the landfill over its entire operating life, and are, therefore, amortized on a per ton basis using a landfill’s total airspace capacity. Final capping asset retirement costs are attributed to a specific final capping event, and are, therefore, amortized on a per ton basis using each discrete capping event’s estimated airspace capacity. Accordingly, each landfill has multiple per ton amortization rates.

The following table calculates our landfill airspace amortization expense on a per ton basis:

	Years Ended December 31,
	2008	2007	2006

Landfill airspace amortization expense (in millions)	$429	$440	$479
Tons received, net of redirected waste (in millions)	107	114	126
Average landfill airspace amortization expense per ton	$4.01	$3.86	$3.80

Different per ton amortization rates are applied at each of our 273 landfills, and per ton amortization rates vary significantly from one landfill to the next due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities; and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace amortization expense measured on a per ton basis can fluctuate due to changes in the mix of volumes received across the Company year-over-year. The comparability of our total Company average landfill airspace amortization expense per ton for the years ended December 31, 2008, 2007 and 2006 has also been affected by the recognition of reductions to amortization expense for changes in our estimates related to our final capping, closure and post-closure obligations. Landfill amortization expense was reduced by $3 million in 2008, $17 million in 2007 and $1 million in 2006, for the effects of these changes in estimates. In each year, the majority of the reduced expense resulted from revisions in the estimated timing or cost of final capping events that were generally the result of (i) concerted efforts to improve the operating efficiencies of our landfills and volume declines, both of which have allowed us to delay spending for final capping activities; (ii) landfill expansions that resulted in reduced or deferred final capping costs; or (iii) completed final capping construction that cost less than anticipated.

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

Summary of Cash, Short-Term Investments, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash, short-term investments available for use, restricted trust and escrow accounts and debt balances as of December 31, 2008 and December 31, 2007 (in millions):

	2008	2007

Cash and cash equivalents	$480	$348

Restricted trust and escrow accounts:
Tax-exempt bond funds	$123	$117
Closure, post-closure and environmental remediation funds	213	231
Debt service funds	35	47
Other	10	23

Total restricted trust and escrow accounts	$381	$418

Debt:
Current portion	$835	$329
Long-term portion	7,491	8,008

Total debt	$8,326	$8,337

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$150	$72

Cash and cash equivalents — Cash and cash equivalents consist primarily of cash on deposit and money market funds that invest in United States government obligations, all of which have original maturities of three months or less.

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

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but also use other instruments and facilities when appropriate. The components of our long-term borrowings as of December 31, 2008 are described in Note 7 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2007 to December 31, 2008 can primarily be attributed to (i) net debt repayments of $260 million; (ii) non-cash proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds of $169 million; (iii) a $78 million increase in the carrying value of our debt due to hedge accounting for interest rate swaps; and (iv) the impacts of accounting for other non-cash changes in our balances due to foreign currency translation, interest and capital leases.

We have approximately $1.2 billion of scheduled debt maturities during the next twelve months. We have classified approximately $509 million of these borrowings as long-term as of December 31, 2008 based on our intent and ability to refinance these borrowings on a long-term basis.

We have credit facilities in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit (in millions) at December 31 categorized by facility:

	2008	2007

Revolving credit facility(a)	$1,803	$1,437
Letter of credit facility(b)	—	350
Letter of credit and term loan agreements(c)	272	294
Other(d)	91	90

	$2,166	$2,171

(a)	WMI’s $2.4 billion revolving credit facility matures in August 2011. At December 31, 2008, $1,803 million of letters of credit and $300 million of borrowings were outstanding under the facility, leaving an unused and available credit capacity of $297 million. The increase in our utilization of this facility during 2008 is due to the expiration of our $350 million letter of credit facility in December 2008.

(b)	This $350 million letter of credit facility expired in December 2008, and the letters of credit that had previously been supported by this facility were issued under the revolving credit facility.

(c)	At December 31, 2008, we have a $175 million letter of credit and term loan agreement that expires in June 2010 and a $105 million letter of credit and term loan agreement that expires in June 2013. At December 31, 2008, no borrowings were outstanding under these agreements, and we had $8 million of unused and available capacity. At December 31, 2007, we also had a $15 million letter of credit and term loan agreement that expired in June 2008.

(d)	These letters of credit are outstanding under various arrangements that do not provide for a committed credit capacity.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the year ended December 31 for each respective period (in millions):

	2008	2007	2006

Net cash provided by operating activities	$2,575	$2,439	$2,540

Net cash used in investing activities	$(1,183)	$(761)	$(788)

Net cash used in financing activities	$(1,256)	$(1,946)	$(1,803)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for 2008 and 2007 are summarized below:

•	Earnings decline — Our income from operations, net of depreciation and amortization, decreased by $41 million, on a year-over-year basis, which negatively affected our cash flow from operations in 2008.

•	Receivables — The change in our trade receivables balances, net of effects of acquisitions and divestitures, provided a source of cash of approximately $185 million in 2008. In 2008, our receivables balances declined primarily due to a decrease in fourth quarter revenues as compared with the prior year, but also due to improved efficiency of collections. Additionally, during the third quarter of 2008, we collected an outstanding receivable related to our investments in the synthetic fuel production facilities that provided us with Section 45K tax credits through 2007. Approximately $60 million of the cash we received represented amounts that we paid to the facilities during 2006 and 2007 for which we did not ultimately realize a tax benefit, and was reflected as an operating cash inflow.

•	Increased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $170 million higher on a year-over-year basis, due in large part to an increase in both our taxable income and our effective tax rate. The comparability of our 2008 and

2007 effective tax rates is discussed in the Provision for income taxes section above. In addition, the overpayment of income taxes in 2006 reduced our 2007 tax payments.

•	Decreased interest payments — Cash paid for interest was approximately $65 million lower on a year-over-year basis. This decline is due primarily to a decline in our weighted average borrowing rate, which can be attributed to the maturity of higher rate debt that we refinanced at lower rates and a decline in market rates.

•	Accounts payable processes — In 2008, we began various initiatives to improve our working capital management, including reviewing our accounts payable process to ensure vendor payments are made on a basis that results in more optimal cash management. The changes made to the timing of our vendor payments favorably impacted our cash flow from operations on a year-over-year basis by approximately $30 million.

The most significant items affecting the comparison of our operating cash flows for 2007 and 2006 are summarized below:

•	Earnings improvements — Our income from operations, net of depreciation and amortization, increased by $150 million, on a year-over-year basis, which positively affected our cash flows from operations in 2007.

•	Decreased income tax payments and refunds — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $80 million lower on a year-over-year basis, largely due to excess tax payments in 2006, which reduced our estimated tax payment made in the third quarter of 2007. Cash tax refunds attributable to audit settlements decreased by approximately $40 million on a year-over-year basis.

•	Risk management assets and liabilities — During 2007, we were able to reduce risk management liabilities by approximately $80 million, primarily as a result of reduced actuarial projections of claim losses for auto and general liability and worker’s compensation claims, which was attributed to our continued focus on safety and reduced accident and injury rates. While this non-cash reserve reduction had a positive impact on income from operations, it did not have a significant impact on our cash flow from operations.

•	Trade receivables — The change in our receivables balances, net of effects of acquisitions and divestitures, negatively affected the comparison of our cash flows from operations by approximately $70 million. This decline is primarily attributable to increased trade receivables when comparing 2007 and 2006 as compared to decreased trade receivables when comparing 2006 to 2005.

•	Increased bonus payments — Our bonus payments for 2006, which were paid in the first quarter of 2007, were higher than bonus payments for 2005 paid in 2006 due to the relative strength of our financial performance against incentive plan measures in 2006 as compared with 2005. The comparative changes in our liabilities for bonuses negatively affected the comparison of our cash flow from operations by approximately $60 million.

•	Liabilities for unclaimed property — In 2007, we made significant cash payments for our obligations associated with unclaimed property, reducing our liabilities. In 2006, our liabilities for unclaimed property increased, primarily due to the charge to earnings required to fully record our obligations. The changes in our recorded obligations for unclaimed property negatively affected the comparison of our cash flow from operations by approximately $30 million.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

•	Cash paid for acquisitions — Our spending on acquisitions increased from $32 million during 2006 to $90 million during 2007 and $280 million in 2008 due to an increased focus on accretive acquisitions and other investments that will contribute to improved future results of operations and enhance and expand our existing service offerings.

•	Proceeds from divestitures — Proceeds from divestitures (net of cash divested) and other sales of assets were $112 million in 2008, $278 million in 2007 and $240 million in 2006. Our proceeds from divestitures for all three years have been driven by the divestiture of under-performing and non-strategic operations. The decrease in proceeds from divestitures in 2008 was largely a result of having fewer underperforming operations to sell as part of our fix-or-seek-exit initiative.

•	Capital expenditures — We used $1,221 million during 2008 for capital expenditures, compared with $1,211 million in 2007 and $1,329 million in 2006. Capital expenditures in 2006 were higher than either 2007 or 2008 due to relatively high levels of fleet capital spending done in advance of significant mandated changes in heavy-duty truck engines beginning in January 2007.

•	Purchases and sales of short-term investments — Net sales of short-term investments provided $184 million of cash in 2007, compared with $122 million during 2006. We used proceeds from the sale of our short-term investments to provide cash that we used to fund our common stock repurchases, dividend payments and debt repayments, which are discussed below. We did not hold any short-term investments during 2008.

•	Net receipts from restricted funds — Net funds received from our restricted trust and escrow accounts, which are largely generated from the issuance of tax-exempt bonds for our capital needs, contributed $178 million to our investing activities in 2008 compared with $120 million in 2007 and $253 million in 2006.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•	Share repurchases and dividend payments — Our 2008, 2007 and 2006 share repurchases and dividend payments have been made in accordance with capital allocation programs approved by our Board of Directors.

We paid $410 million for share repurchases in 2008 as compared with $1,421 million in 2007 and $1,072 million in 2006. We repurchased approximately 12 million, 40 million and 31 million shares of our common stock in 2008, 2007 and 2006, respectively. The significant decline in share repurchases during 2008 is largely attributable to the suspension of our share repurchases in connection with our proposal to acquire all of the outstanding stock of Republic Services, Inc. When the proposal was withdrawn in October 2008, we determined that, given the state of the financial markets, it would be prudent to suspend repurchases for the foreseeable future.

We paid an aggregate of $531 million in cash dividends during 2008 compared with $495 million in 2007 and $476 million in 2006. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.22 in 2006, to $0.24 in 2007 and to $0.27 in 2008. The impact of the year-over-year increases in the per share dividend has been partially offset by a reduction in the number of our outstanding shares as a result of our share repurchase program.

In December 2008, our Board of Directors approved a new capital allocation program that includes the authorization for up to $1.3 billion in combined cash dividends, common stock repurchases, debt reduction and acquisitions in 2009. At this time, the Board of Directors also announced that it expects future quarterly dividend payments will be $0.29 per share. All future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future prospects and other factors the Board may deem relevant.

•	Proceeds and tax benefits from the exercise of options and warrants — The exercise of common stock options and warrants and the related excess tax benefits generated a total of $44 million of financing cash inflows during 2008 compared with $168 million during 2007 and $340 million in 2006. We believe the relatively large impact of stock option and warrant exercises in 2006 was due to the substantial increase in the market value of our common stock during 2006 and the accelerated vesting of all outstanding stock options in December 2005 because the acceleration made additional options available for exercise.

•	Net debt repayments — Net debt repayments were $260 million in 2008, $256 million in 2007 and $500 million in 2006. The following summarizes our most significant cash borrowings and debt repayments made during each year (in millions):

	Years Ended December 31,
	2008	2007	2006

Borrowings:
Revolving credit facility	$350	$300	$—
Canadian credit facility	581	644	432
Senior notes	594	—	—

	$1,525	$944	$432

Repayments:
Revolving credit facility	$(371)	$—	$—
Canadian credit facility	(634)	(680)	(479)
Senior notes	(633)	(300)	(300)
Tax exempt bonds	(19)	(52)	(9)
Tax exempt project bonds	(67)	(61)	(50)
Capital leases and other debt	(61)	(107)	(94)

	$(1,785)	$(1,200)	$(932)

Net repayments	$(260)	$(256)	$(500)

This summary excludes the impacts of non-cash borrowings and debt repayments. For the years ended December 31, 2008, 2007 and 2006, these non-cash financing activities were primarily associated with our tax-exempt bond financings. Proceeds from tax-exempt bond issuances, net of principal repayments made directly from trust funds, were $169 million in 2008, $144 million in 2007 and $157 million in 2006.

•	Accrued liabilities for checks written in excess of cash balances — Changes in our accrued liabilities for checks written in excess of cash balances are reflected as “Other” financing activities in the Consolidated Statement of Cash Flows. There are significant changes in these accrued liability balances as of each year-end, which is generally attributable to the timing of cash deposits.

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2009	2010	2011	2012	2013	Thereafter	Total

Recorded Obligations:
Expected environmental liabilities(a)
Final capping, closure and post-closure	$108	$124	$84	$84	$90	$1,776	$2,266
Environmental remediation	49	35	24	18	15	152	293

	157	159	108	102	105	1,928	2,559
Debt payments(b), (c)	1,184	719	255	583	170	5,277	8,188
Unrecorded Obligations:(d)
Non-cancelable operating lease obligations	81	71	58	57	46	272	585
Estimated unconditional purchase obligations(e)	103	103	65	53	41	269	634

Anticipated liquidity impact as of December 31, 2008	$1,525	$1,052	$486	$795	$362	$7,746	$11,966

(a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs. The amounts included here reflect environmental liabilities recorded in our Consolidated Balance Sheet as of December 31, 2008 without the impact of discounting and inflation. Our recorded environmental liabilities for final capping, closure and post-closure will increase as we continue to place additional tons within the permitted airspace at our landfills.

(b)	Our debt obligations as of December 31, 2008 include $347 million of fixed rate tax-exempt bonds and $40 million of tax-exempt project bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowing for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2008, refer to Note 7 to the Consolidated Financial Statements.

(c)	Our recorded debt obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in an impact to our liquidity in future periods. In addition, $35 million of our future debt payments and related interest obligations will be made with debt service funds held in trust and included as long-term “Other assets” within our December 31, 2008 Consolidated Balance Sheet.

(d)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees, as discussed in Note 10 to the Consolidated Financial Statements, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.

(e)	Our unconditional purchase obligations are for various contractual obligations that we generally incur in the ordinary course of our business. Certain of our obligations are quantity driven. For these contracts, we have estimated our future obligations based on the current market values of the underlying products or services. This approach has resulted in a significant decline in our reported contractual obligations associated with our waste paper purchase agreements due to the sharp decline in commodity prices late in 2008. Accordingly, the amounts reported in the table will not be indicative of our actual cash flow obligations associated with these contracts should the market prices for the recyclable commodities recover. See Note 10 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations.

We have contingencies that are not considered reasonably likely. As a result, the impact of these contingencies has not been included in the above table. See Note 10 to the Consolidated Financial Statements for further discussion of these contingencies.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 8 to our Consolidated Financial Statements, we have liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 10 to the Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2008 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Seasonal Trends and Inflation

Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes generally experienced by our Southern Group, can actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates earnings at comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

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

New Accounting Pronouncements

SFAS No. 157 — Fair Value Measurements

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Accordingly, as of December 31, 2008, we have not applied the provisions of SFAS No. 157 to our asset retirement obligations, which are accounted for under the provisions of SFAS No. 143. FSP FAS 157-2 establishes January 1, 2009 as the effective date of SFAS No. 157 with respect to these fair value measurements for the Company. We do not currently expect the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on our consolidated financial statements. However, we will continue to assess the potential effects of SFAS No. 157 as additional guidance becomes available.

SFAS No. 141(R) — Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company beginning January 1, 2009. The portions of the statement that relate to business combinations completed before the effective date will not have a material impact on our consolidated financial statements. However, our adoption of SFAS No. 141(R) will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It states that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for the Company beginning January 1, 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The adoption of SFAS No. 160 will not have a material impact on our consolidated financial statements. However, it could impact our accounting for future transactions.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount, with no multipliers or leverage. As of December 31, 2008, all of our derivative transactions were related to actual or anticipated economic exposures although certain transactions did not qualify for hedge accounting. We are exposed to credit risk in the event of non-performance by our derivative counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties, all of whom we either consider credit-worthy, or who have issued letters of credit to support their performance.

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

Interest Rate Exposure.  Our exposure to market risk for changes in interest rates relates primarily to our debt obligations, which are primarily denominated in U.S. dollars. In addition, we use interest rate swaps to manage the mix of fixed and floating rate debt obligations, which directly impacts variability in interest costs. As of December 31, 2008, 33% of our total debt is at variable interest rates, compared with 34% at December 31, 2007. An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves would have decreased the fair value of our combined debt and interest rate swap positions by approximately $595 million at December 31, 2008 and $445 million at December 31, 2007. As disclosed in Note 7 to the Consolidated Financial Statements, there have not been any material changes in the amount or type of debt or derivatives outstanding since December 31, 2007; nor has there been a material change in the extent of our exposure to variability in interest rates. Accordingly, the significant increase when comparing the effect of the one percentage point increase at December 31, 2008 with December 31, 2007 can be attributed to a substantial decline in risk-free interest rates, which are used in the discounted cash flow analysis performed to support this disclosure. This analysis does not reflect the effect that increasing interest rates would have on items other than our outstanding debt and interest rate derivatives, nor the unfavorable impact they would have on interest expense and cash payments for interest.

We are also exposed to interest rate market risk because we have $381 million and $418 million of assets held in restricted trust funds and escrow accounts primarily included within long-term “Other assets” in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. These assets are generally restricted for future capital expenditures and closure, post-closure and environmental remediation activities at our disposal facilities and are, therefore, invested in high quality, liquid instruments including money market accounts and U.S. government agency debt securities. Because of the short terms to maturity of these investments, we believe that our exposure to changes in fair value due to interest rate fluctuations is insignificant.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007 the Company adopted Financial Accounting Standard Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” and FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waste Management, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Waste Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Waste Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Management, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 17, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 17, 2009

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$480	$348
Accounts receivable, net of allowance for doubtful accounts of $39 and $46, respectively	1,463	1,674
Other receivables	147	218
Parts and supplies	110	103
Deferred income taxes	39	51
Other assets	96	86

Total current assets	2,335	2,480
Property and equipment, net of accumulated depreciation and amortization of $13,273 and $12,844, respectively	11,402	11,351
Goodwill	5,462	5,406
Other intangible assets, net	158	124
Other assets	870	814

Total assets	$20,227	$20,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$716	$656
Accrued liabilities	1,034	1,151
Deferred revenues	451	462
Current portion of long-term debt	835	329

Total current liabilities	3,036	2,598
Long-term debt, less current portion	7,491	8,008
Deferred income taxes	1,484	1,411
Landfill and environmental remediation liabilities	1,360	1,312
Other liabilities	671	744

Total liabilities	14,042	14,073

Minority interest in subsidiaries and variable interest entities	283	310

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,558	4,542
Retained earnings	5,631	5,080
Accumulated other comprehensive income	88	229
Treasury stock at cost, 139,546,915 and 130,163,692 shares, respectively	(4,381)	(4,065)

Total stockholders’ equity	5,902	5,792

Total liabilities and stockholders’ equity	$20,227	$20,175

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Operating revenues	$13,388	$13,310	$13,363

Costs and expenses:
Operating	8,466	8,402	8,587
Selling, general and administrative	1,477	1,432	1,388
Depreciation and amortization	1,238	1,259	1,334
Restructuring	2	10	—
(Income) expense from divestitures, asset impairments and unusual items	(29)	(47)	25

	11,154	11,056	11,334

Income from operations	2,234	2,254	2,029

Other income (expense):
Interest expense	(455)	(521)	(545)
Interest income	19	47	69
Equity in net losses of unconsolidated entities	(4)	(35)	(36)
Minority interest	(41)	(46)	(44)
Other, net	3	4	1

	(478)	(551)	(555)

Income before income taxes	1,756	1,703	1,474
Provision for income taxes	669	540	325

Net income	$1,087	$1,163	$1,149

Basic earnings per common share	$2.21	$2.25	$2.13

Diluted earnings per common share	$2.19	$2.23	$2.10

Cash dividends declared per common share (2006 excludes $0.22 declared in 2005, but paid in 2006)	$1.08	$0.96	$0.66

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$1,087	$1,163	$1,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,238	1,259	1,334
Deferred income tax provision	150	70	(23)
Interest accretion on landfill liabilities	77	74	70
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	41	17	3
Provision for bad debts	50	43	43
Equity-based compensation expense	48	37	28
Minority interest	41	46	44
Equity in net losses of unconsolidated entities, net of distributions	1	39	47
Net gain from disposal of assets	(33)	(27)	(15)
Effect of (income) expense from divestitures, asset impairments and unusual items	(29)	(47)	25
Excess tax benefits associated with equity-based transactions	(7)	(26)	(45)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	216	(22)	12
Other current assets	(9)	6	(1)
Other assets	5	5	(9)
Accounts payable and accrued liabilities	(183)	(88)	(73)
Deferred revenues and other liabilities	(118)	(110)	(49)

Net cash provided by operating activities	2,575	2,439	2,540

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(280)	(90)	(32)
Capital expenditures	(1,221)	(1,211)	(1,329)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	112	278	240
Purchases of short-term investments	—	(1,220)	(3,001)
Proceeds from sales of short-term investments	—	1,404	3,123
Net receipts from restricted trust and escrow accounts	178	120	253
Other	28	(42)	(42)

Net cash used in investing activities	(1,183)	(761)	(788)

Cash flows from financing activities:
New borrowings	1,525	944	432
Debt repayments	(1,785)	(1,200)	(932)
Common stock repurchases	(410)	(1,421)	(1,072)
Cash dividends	(531)	(495)	(476)
Exercise of common stock options and warrants	37	142	295
Excess tax benefits associated with equity-based transactions	7	26	45
Minority interest distributions paid	(56)	(20)	(22)
Other	(43)	78	(73)

Net cash used in financing activities	(1,256)	(1,946)	(1,803)

Effect of exchange rate changes on cash and cash equivalents	(4)	2	(1)

Increase (decrease) in cash and cash equivalents	132	(266)	(52)
Cash and cash equivalents at beginning of year	348	614	666

Cash and cash equivalents at end of year	$480	$348	$614

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except shares in thousands)

					Accumulated
					Other	Restricted
			Additional		Comprehensive	Stock
	Common Stock		Paid-In	Retained	Income	Unearned	Treasury Stock		Comprehensive
	Shares	Amounts	Capital	Earnings	(Loss)	Compensation	Shares	Amounts	Income

Balance, December 31, 2005	630,282	$6	$4,486	$3,615	$126	$(2)	(78,029)	$(2,110)
Net income	—	—	—	1,149	—	—	—	—	$1,149
Cash dividends declared	—	—	—	(355)	—	—	—	—	—
Cash dividends adjustment	—	—	—	1	—	—	—	—	—
Equity-based compensation transactions, net of taxes	—	—	24	—	—	2	11,483	321	—
Common stock repurchases	—	—	—	—	—	—	(30,965)	(1,073)	—
Unrealized loss resulting from changes in fair values of derivative instruments, net of taxes of $7	—	—	—	—	(11)	—	—	—	(11)
Realized losses on derivative instruments reclassified into earnings, net of taxes of $3	—	—	—	—	5	—	—	—	5
Unrealized gain on marketable securities, net of taxes of $3	—	—	—	—	5	—	—	—	5
Translation adjustment of foreign currency statements	—	—	—	—	3	—	—	—	3
Underfunded post-retirement benefit obligations, net of taxes of $3	—	—	—	—	1	—	—	—	—
Other	—	—	3	—	—	—	912	26	—

Balance, December 31, 2006	630,282	$6	$4,513	$4,410	$129	$—	(96,599)	$(2,836)	$1,151

Net income	—	—	—	1,163	—	—	—	—	$1,163
Cash dividends declared	—	—	—	(495)	—	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	—	—	30	(2)	—	—	6,067	182	—
Common stock repurchases	—	—	—	—	—	—	(39,946)	(1,421)	—
Unrealized loss resulting from changes in fair values of derivative instruments, net of taxes of $22	—	—	—	—	(34)	—	—	—	(34)
Realized losses on derivative instruments reclassified into earnings, net of taxes of $30	—	—	—	—	47	—	—	—	47
Unrealized loss on marketable securities, net of taxes of $3	—	—	—	—	(5)	—	—	—	(5)
Translation adjustment of foreign currency statements	—	—	—	—	89	—	—	—	89
Change in funded status of defined benefit plan liabilities, net of taxes of $3	—	—	—	—	3	—	—	—	3
Cumulative effect of change in accounting principle	—	—	—	4	—	—	—	—	—
Other	—	—	(1)	—	—	—	314	10	—

Balance, December 31, 2007	630,282	$6	$4,542	$5,080	$229	$—	(130,164)	$(4,065)	$1,263

Net income	—	—	—	1,087	—	—	—	—	$1,087
Cash dividends declared	—	—	—	(531)	—	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	—	—	16	(4)	—	—	2,995	94	—
Common stock repurchases	—	—	—	—	—	—	(12,390)	(410)	—
Unrealized gain resulting from changes in fair values of derivative instruments, net of taxes of $25	—	—	—	—	40	—	—	—	40
Realized gains on derivative instruments reclassified into earnings, net of taxes of $24	—	—	—	—	(39)	—	—	—	(39)
Unrealized loss on marketable securities, net of taxes of $4	—	—	—	—	(7)	—	—	—	(7)
Translation adjustment of foreign currency statements	—	—	—	—	(127)	—	—	—	(127)
Change in funded status of defined benefit plan liabilities, net of taxes of $5	—	—	—	—	(8)	—	—	—	(8)
Cumulative effect of change in accounting principle	—	—	—	(1)	—	—	—	—	—
Other	—	—	—	—	—	—	12	—	—

Balance, December 31, 2008	630,282	$6	$4,558	$5,631	$88	$—	(139,547)	$(4,381)	$946

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006

1.	Business

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; Waste Management’s wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management or its subsidiaries are the primary beneficiary as described in Note 19. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WMI,” we are referring only to Waste Management, Inc., the parent holding company.

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

Accounting Changes

SFAS No. 157 — Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, we adopted SFAS No. 157 for assets and liabilities recognized at fair value on a recurring basis. Our adoption of SFAS No. 157 during the first quarter of 2008 resulted in the recognition of a $6 million charge to operating expenses and a corresponding $3 million credit to minority interest expense for the re-measurement of the fair value of environmental remediation recovery assets accounted for in accordance with Statement of Position No. 96-1, Environmental Remediation Liabilities. The adoption of SFAS No. 157 did not materially affect our consolidated financial position, results of operations or cash flows. Refer to Note 17 for information about our fair value measurements.

SFAS No. 158 — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of their defined benefit pension and other post-retirement plans as an asset or liability and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. As required, we adopted the recognition provisions of SFAS No. 158 on December 31, 2006.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With the adoption of SFAS No. 158 on December 31, 2006, we recorded a liability and a corresponding deferred loss adjustment to “Accumulated other comprehensive income” of $2 million related to the previously unaccrued liability balance associated with unfunded benefit obligations in our defined benefit pension and other post-retirement plans. The December 31, 2006 net increase of $1 million in “Accumulated other comprehensive income” attributable to the underfunded status of our post-retirement plans is associated with the net impact of adjustments to increase deferred tax assets by $3 million, partially offset by the additional $2 million related to liabilities recorded.

SFAS No. 158 also requires companies to measure the funded status of defined benefit pension and other post-retirement plans as of their year-end reporting date. The measurement date provisions of SFAS No. 158 were effective for us as of December 31, 2008. We applied the measurement provisions by measuring our benefit obligations as of September 30, 2007, our prior measurement date, and recognizing a pro-rata share of net benefit costs for the transition period from October 1, 2007 to December 31, 2008 as a cumulative effect of change in accounting principle in retained earnings as of December 31, 2008. The adoption of the measurement date provisions of SFAS No. 158 did not have a material impact on our financial position or results of operations for the periods presented.

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

Reclassifications

Statements of Cash Flows — As a result of an increase in the significance of certain non-cash expenses, we have elected to separately identify the effects of “Interest accretion on landfill liabilities,” “Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets” and “Equity-based compensation expense” within the “Cash flows from operating activities” section of our Consolidated Statements of Cash Flows. We have made reclassifications in our 2007 and 2006 Consolidated Statements of Cash Flows to conform prior year information with our current period presentation.

Segments — During the second quarter of 2008, we moved certain Canadian business operations from the Western Group to the Midwest Group to facilitate improved business execution. We have reflected the impact of this change for all periods presented to provide financial information that consistently reflects our current approach to managing our operations. Refer to Note 20 for further discussion about our reportable segments.

Certain other minor reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash on deposit and money market funds that invest in United States government obligations, all of which have original maturities of three months or less.

Concentrations of credit risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements. In addition, our overall credit risk associated with trade receivables is limited due to the large number of geographically diverse customers we service. At December 31, 2008 and 2007, no single customer represented greater than 5% of total accounts receivable.

Trade and other receivables

Our receivables are recorded when billed or when cash is advanced and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends, type of customer, such as municipal or non-municipal, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written-off when our internal collection efforts have been unsuccessful in collecting the amount due. Also, we recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Additionally, an estimate of fair value also should include the price that marketplace participants are able to receive for bearing the uncertainties inherent in these cash flows. However, when using discounted cash flow techniques, reliable estimates of market premiums may not be obtainable. In the waste industry, there generally is not a market for selling the responsibility for final capping, closure and post-closure obligations independent of selling the landfill in its entirety. Accordingly, we do not believe that it is possible to develop a methodology to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reliably estimate a market risk premium and have excluded any such premium from our determination of expected cash flows for landfill asset retirement obligations.

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2008 and 2007, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at December 31, 2008 is between 6.00% and 7.25%, the range of the credit-adjusted, risk-free discount rates effective since adopting SFAS No. 143 in 2003. We expect to apply a credit-adjusted, risk-free discount rate of 8.00% to liabilities incurred in the first quarter of 2009.

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

During the years ended December 31, 2008, 2007 and 2006, adjustments associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace resulted in $3 million, $17 million and $1 million in net credits to landfill airspace amortization expense, respectively, with the majority of these credits resulting from revised estimates associated with final capping changes. In managing our landfills, our engineers look for ways to reduce or defer our construction costs, including final capping costs. The benefit recognized in these years was generally the result of (i) concerted efforts to improve the operating efficiencies of our landfills and volume declines, both of which have allowed us to delay spending for final capping activities; (ii) landfill expansions that resulted in reduced or deferred final capping costs; or (iii) completed final capping construction that cost less than anticipated.

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in “Operating” costs and expenses within our Consolidated Statements of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We apply the following guidelines in determining a landfill’s remaining permitted and expansion airspace:

•	Remaining Permitted Airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is then used to compare the existing landfill topography to the expected final landfill topography.

•	Expansion Airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the final expansion permit to be received within five years. Second, we must believe the success of obtaining the expansion permit is likely, considering the following criteria:

•	Personnel are actively working to obtain land use and local, state or provincial approvals for an expansion of an existing landfill;

•	It is likely that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

•	We have a legal right to use or obtain land to be included in the expansion plan;

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could impair the success of such expansion;

•	Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

•	Airspace and related costs, including additional closure and post-closure costs, have been estimated based on conceptual design.

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if these criteria are no longer met, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval of the Chief Financial Officer and a review by the Audit Committee of the Board of Directors on a quarterly basis. Of the 42 landfill sites with expansions at December 31, 2008, 19 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Ten of these landfills required approval by the Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining nine landfills required approval primarily due to the permit application processes not meeting the one- or five-year requirements, as a result of state-specific permitting procedures.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor, or AUF, is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and then adjusted to account for settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate, and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement costs related to final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

After determining the costs and remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for each landfill for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates, higher final capping, closure or post-closure rates, or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if it is determined that the expansion capacity should no longer be considered in calculating the recoverability of the landfill asset, we may be required to recognize an asset impairment. If it is determined that the likelihood of receiving the expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

•	The typical allocation of costs among PRPs unless the actual allocation has been determined.

There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies and its Interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $135 million higher on a discounted basis than the $299 million recorded in the Consolidated Financial Statements as of December 31, 2008.

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

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% at both December 31, 2008 and December 31, 2007) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” costs and expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities during the reported periods (in millions) and the risk-free discount rate applied as of each reporting date:

	Years Ended December 31,
	2008	2007	2006

Net decrease (increase) in income before taxes(a), (b)	$27	$8	$(6)
Risk-free discount rate applied to environmental remediation liabilities(b)	2.25%	4.00%	4.75%

(a)	In 2008, the net charge to income from operations is reflected in our Consolidated Statement of Operations as a $33 million charge to “Operating” expenses and a $6 million reduction in “Minority interest” expense. In both 2007 and 2006, the reported amounts were included in “Operating” expenses in our Consolidated Statements of Operations.

(b)	The impact to earnings in each year also includes the effect of discount rate adjustments on our environmental remediation recovery assets. In 2006 and 2007, these discount rate adjustments were also related to changes in risk-free interest rates. As a result of our adoption of SFAS No. 157, in 2008, this impact is based on the credit-adjusted, risk-free interest rates of third parties.

The portion of our recorded environmental remediation liabilities that has never been subject to inflation or discounting as the amounts and timing of payments are not readily determinable was $47 million at both December 31, 2008 and 2007. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have been decreased by $6 million at December 31, 2008 and increased by $28 million at December 31, 2007.

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

We include capitalized costs associated with developing or obtaining internal-use software within furniture, fixtures and office equipment. These costs include external direct costs of materials and services used in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the software development project. As of December 31, 2008, capitalized costs for software placed in service, net of accumulated depreciation, were $29 million. In addition, our furniture, fixtures and office equipment includes $90 million as of December 31, 2008 and $81 million as of December 31, 2007 for costs incurred for software under development. This includes $70 million of costs associated with the development of our waste and recycling revenue management system. As disclosed in Note 10, we have filed a lawsuit against SAP AG and SAP America, Inc. related to the implementation of this software. We are still examining all of our alternatives associated with the development and implementation of a revenue management system, some of which may be affected by the ultimate resolution of the lawsuit. As we continue to assess the alternatives available to us, we may determine that the best course of action will be to abandon the SAP revenue management system, which would result in an impairment charge of between $45 million and $55 million.

When property and equipment are retired, sold or otherwise disposed of, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is included in results of operations as an offset or increase to operating expense for the period.

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

Operating leases — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years, for which we are contractually obligated as of December 31, 2008, are disclosed in Note 10.

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

Acquisitions

We account for the assets acquired and liabilities assumed in a business combination based on fair value estimates as of the date of acquisition. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees have been resolved or settled during the allocation period, such items have been included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies has been included in results of operations in the periods in which the adjustments are determined.

In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. Contingent payments, when incurred, have been recorded as purchase price adjustments or compensation expense, as appropriate, based on the nature of each contingent payment. Refer to the Guarantees section of Note 10 for additional information related to these contingent obligations.

Discontinued operations

We analyze our operations that have been divested or classified as held-for-sale in order to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity under generally accepted accounting principles can be included in discontinued operations. Only components of an entity where we do not have significant continuing involvement with the divested operations would qualify for discontinued operations accounting. For our purposes, continuing involvement would include continuing to receive waste at our landfill, waste-to-energy facility or recycling facility from a divested hauling operation or transfer station or continuing to dispose of waste at a divested landfill or transfer station. After completing our analysis at December 31, 2008, we determined that the operations that qualify for discontinued operations accounting are not material to our Consolidated Statements of Operations.

Goodwill and other intangible assets

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. As discussed in the Asset impairments section below, we assess our goodwill for impairment at least annually.

Other intangible assets consist primarily of customer contracts, customer lists, covenants not-to-compete, licenses, permits (other than landfill permits, as all landfill related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy), and other contracts. Other intangible assets are recorded at cost and are amortized using either a 150% declining balance approach or a straight-line basis as we determine appropriate. Customer contracts and customer lists are generally amortized over seven to ten years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally two to five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset impairments

We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If an indication of impairment occurs, the asset is reviewed to determine whether there has been an impairment. An impairment loss is recorded as the difference between the carrying amount and fair value of the asset. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flow. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market environment for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “(Income) expense from divestitures, asset impairments and unusual items” line item in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. There are other considerations for impairments of landfills and goodwill, as described below.

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

Goodwill — At least annually, we assess whether goodwill is impaired. We assess whether an impairment exists by comparing the fair value of each Group to its carrying value, including goodwill. We rely on discounted cash flow analysis, which requires significant judgments and estimates about the future operations of each Group, to develop our estimates of fair value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.

Restricted trust and escrow accounts

As of December 31, 2008, our restricted trust and escrow accounts consist principally of (i) funds deposited for purposes of settling landfill closure, post-closure and environmental remediation obligations; (ii) funds held in trust for the construction of various facilities; and (iii) funds held in trust for the repayment of our debt obligations. As of December 31, 2008 and 2007, we had $381 million and $418 million, respectively, of restricted trust and escrow accounts, which are primarily included in long-term “Other assets” in our Consolidated Balance Sheets.

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

Derivative financial instruments

We primarily use derivative financial instruments to manage our risk associated with fluctuations in interest rates and foreign currency exchange rates. We use interest rate swaps to maintain a strategic portion of our debt obligations at variable, market-driven interest rates. In prior periods, we have also entered into interest rate derivatives in anticipation of our senior note issuances to effectively lock in a fixed interest rate. Foreign currency exchange rate derivatives are used to hedge our exposure to changes in exchange rates for anticipated cash transactions between WM Holdings and its Canadian subsidiaries.

We obtain current valuations of our interest rate and foreign currency hedging instruments from third-party pricing models. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of derivatives is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset. There was no significant ineffectiveness in 2008, 2007 or 2006.

•	Interest rate derivatives — Our interest rate swaps have been designated as fair value hedges for accounting purposes, which results in derivative assets being accounted for as corresponding increases in the carrying value of our underlying debt obligations and derivative liabilities being accounted for as corresponding decreases in the carrying value of our underlying debt instruments. These fair value adjustments are deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instruments. The impacts of our use of interest rate derivatives on the carrying value of our debt and interest expense are discussed in Note 7.

•	Foreign currency derivatives — Our foreign currency derivatives have been designated as cash flow hedges for accounting purposes, which results in the unrealized changes in the fair value of the derivative instruments being recorded in “Accumulated other comprehensive income” within the equity section of our Consolidated Balance Sheets. The associated balance in other comprehensive income is reclassified to earnings as the hedged cash flows occur. In each of the periods presented, these derivatives have effectively mitigated the impacts of the hedged transactions, resulting in immaterial impacts to our results of operations for the periods presented.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign currency

We have operations in Canada. The functional currency of our Canadian subsidiaries is Canadian dollars. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate at the balance sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of comprehensive income.

Revenue recognition

Our revenues are generated from the fees we charge for waste collection, transfer, disposal and recycling services and the sale of recycled commodities, electricity and steam. The fees charged for our services are generally defined in our service agreements and vary based on contract specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rates. The fees we charge for our services generally include fuel surcharges, which are intended to pass through increased direct and indirect costs incurred because of changes in market prices for fuel. We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, recycling commodities are delivered or as kilowatts are delivered to a customer by a waste-to-energy facility or independent power production plant.

We bill for certain services prior to performance. Such services include, among others, certain residential contracts that are billed on a quarterly basis and equipment rentals. These advance billings are included in deferred revenues and recognized as revenue in the period service is provided.

Capitalized interest

We capitalize interest on certain projects under development, including internal-use software and landfill expansion projects, and on certain assets under construction, including operating landfills and waste-to-energy facilities. During 2008, 2007 and 2006, total interest costs were $472 million, $543 million and $563 million, respectively, of which $17 million for 2008, $22 million for 2007 and $18 million for 2006, were capitalized, primarily for landfill construction costs. The capitalization of interest for operating landfills is based on the costs incurred in the pursuit of probable landfill expansions and on discrete landfill cell construction projects that are expected to exceed $500,000 and require over 60 days to construct. In addition to the direct cost of the cell construction project, the calculation of capitalized interest includes an allocated portion of the common landfill site costs. The common landfill site costs include the development costs of a landfill project or the purchase price of an operating landfill, and the ongoing infrastructure costs benefiting the landfill over its useful life. These costs are amortized to expense in a manner consistent with other landfill site costs.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Supplemental cash flow information

	Years Ended December 31,
	2008	2007	2006

Cash paid during the year (in millions) for:
Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$478	$543	$548
Income taxes	603	416	475

Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. For the years ended December 31, 2008, 2007 and 2006, non-cash activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $169 million, $144 million and $157 million, respectively.

4.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2008			December 31, 2007
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$108	$49	$157	$106	$44	$150
Long-term	1,110	250	1,360	1,072	240	1,312

	$1,218	$299	$1,517	$1,178	$284	$1,462

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the years ended December 31, 2007 and 2008 are as follows (in millions):

		Environmental
	Landfill	Remediation

December 31, 2006	$1,121	$268
Obligations incurred and capitalized	54	—
Obligations settled	(64)	(33)
Interest accretion	74	9
Revisions in cost estimates and interest rate assumptions	(13)	35
Acquisitions, divestitures and other adjustments	6	5

December 31, 2007	1,178	284
Obligations incurred and capitalized	51	—
Obligations settled	(72)	(38)
Interest accretion	77	8
Revisions in cost estimates and interest rate assumptions	(13)	49
Acquisitions, divestitures and other adjustments	(3)	(4)

December 31, 2008	$1,218	$299

Our recorded liabilities as of December 31, 2008 include the impacts of inflating certain of these costs based on our expectations for the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities as measured in current dollars are $49 million in 2009; $35 million in 2010; $24 million in 2011; $18 million in 2012; $15 million in 2013; and $152 million thereafter.

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $213 million at December 31, 2008 and $231 million at December 31, 2007, and is primarily included as long-term “Other assets” in our Consolidated Balance Sheets.

5.	Property and Equipment

Property and equipment at December 31 consisted of the following (in millions):

	2008	2007

Land	$606	$598
Landfills	11,716	11,549
Vehicles	3,683	3,646
Machinery and equipment	3,079	2,929
Containers	2,272	2,291
Buildings and improvements	2,635	2,541
Furniture, fixtures and office equipment	684	641

	24,675	24,195
Less accumulated depreciation on tangible property and equipment	(7,220)	(7,010)
Less accumulated landfill airspace amortization	(6,053)	(5,834)

	$11,402	$11,351

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense, including amortization expense for assets recorded as capital leases, was comprised of the following for the years ended December 31 (in millions):

	2008	2007	2006

Depreciation of tangible property and equipment	$785	$796	$829
Amortization of landfill airspace	429	440	479

Depreciation and amortization expense	$1,214	$1,236	$1,308

6.	Goodwill and Other Intangible Assets

We incurred no impairment of goodwill as a result of our annual, fourth quarter goodwill impairment tests in 2008, 2007 or 2006. Additionally, we did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2008, 2007 or 2006. However, there can be no assurance that goodwill will not be impaired at any time in the future.

In late 2008, our WMRA segment experienced a rapid decline in commodity prices due to a significant decrease in demand for recyclable commodities both domestically and internationally. This decline was considered in our annual impairment test for 2008. Although we currently believe that these market conditions are temporary in nature, a sustained period of depressed commodity prices and/or demand for recyclables could result in a significant decline in the estimated fair value of WMRA. Such a decline could require us to record a non-cash impairment charge to WMRA’s goodwill balance, which was $143 million at December 31, 2008. The estimated fair value of WMRA is based upon discounted cash flow analysis, and is directly impacted by our expectations for the recovery of commodity prices and the demand for recyclables, our cost of goods sold and interest rates used for discounting.

Refer to Note 20 for a summary of changes in our goodwill during 2008 and 2007 by reportable segment.

Our other intangible assets as of December 31, 2008 and 2007 were comprised of the following (in millions):

	Customer
	Contracts and	Covenants	Licenses,
	Customer	Not-to-	Permits
	Lists	Compete	and Other	Total

December 31, 2008
Intangible assets	$134	$55	$72	$261
Less accumulated amortization	(56)	(30)	(17)	(103)

	$78	$25	$55	$158

December 31, 2007
Intangible assets	$109	$55	$60	$224
Less accumulated amortization	(52)	(34)	(14)	(100)

	$57	$21	$46	$124

Landfill operating permits are not presented above and are recognized on a combined basis with other landfill assets and amortized using our landfill amortization method. Amortization expense for other intangible assets was $24 million for 2008, $23 million for 2007 and $26 million for 2006. At December 31, 2008, we had $24 million of other intangible assets that are not subject to amortization. The intangible asset amortization expense estimated as of December 31, 2008 is $24 million in 2009; $21 million in 2010; $19 million in 2011; $17 million in 2012; and $14 million in 2013.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt and Interest Rate Derivatives

Debt

The following table summarizes the major components of debt at December 31 (in millions) and provides the maturities and interest rates of each major category as of December 31, 2008:

	2008	2007

Revolving credit facility (weighted average interest rate of 2.4% at December 31, 2008 and 5.4% at December 31, 2007)	$300	$300
Letter of credit facilities	—	—
Canadian credit facility (weighted average interest rate of 3.3% at December 31, 2008 and 5.3% at December 31, 2007)	242	336
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.0% to 7.75% (weighted average interest rate of 6.8% at December 31, 2008 and 7.0% at December 31, 2007)	4,628	4,584
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 0.9% to 7.4% (weighted average interest rate of 3.9% at December 31, 2008 and 4.4% at December 31, 2007)	2,684	2,533
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2029, fixed and variable interest rates ranging from 1.2% to 9.3% (weighted average interest rate of 4.9% at December 31, 2008 and 5.3% at December 31, 2007)	220	290
Capital leases and other, maturing through 2050, interest rates up to 12%	252	294

	$8,326	$8,337
Less current portion	835	329

	$7,491	$8,008

Revolving credit facility — On August 17, 2006, WMI entered into a five-year, $2.4 billion revolving credit facility. This facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit. At December 31, 2008, we had $300 million of outstanding borrowings and $1,803 million of letters of credit issued and supported by the facility. The unused and available credit capacity of the facility was $297 million as of December 31, 2008.

The $300 million of outstanding borrowings at December 31, 2007 was repaid in the first quarter of 2008 with $50 million of available cash and $250 million of proceeds from the March 2008 issuance of senior notes discussed below. The current borrowing was made in November 2008 to repay a portion of the $386 million of 6.5% senior notes that matured on November 15, 2008.

The borrowing outstanding at December 31, 2008 matures in the first quarter of 2009, although we currently intend to refinance this borrowing on a long-term basis. Accordingly, this debt obligation has been reflected as long-term in our December 31, 2008 Consolidated Balance Sheet. As of December 31, 2007, $250 million of our outstanding debt obligation under the facility was reflected as long-term in our Consolidated Balance Sheet.

Letter of credit facilities — As of December 31, 2008, we have a $175 million letter of credit and term loan agreement that expires in June 2010 and a $105 million letter of credit and term loan agreement that expires in June 2013. These facilities are currently being used to back letters of credit issued to support our bonding and financial assurance needs. Our letters of credit generally have terms providing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term of the respective agreement or facility. Through December 31, 2008, we had not experienced any unreimbursed draws on letters of credit under these facilities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, no borrowings were outstanding under these letter of credit facilities, and we had unused and available credit capacity of $8 million.

Canadian Credit Facility — In November 2005, Waste Management of Canada Corporation, one of our wholly-owned subsidiaries, entered into a three-year credit facility agreement with an initial credit capacity of up to Canadian $410 million. The agreement was entered into to facilitate WMI’s repatriation of accumulated earnings and capital from its Canadian subsidiaries. In December 2007, we amended the agreement, increasing the available capacity, which had been reduced to Canadian $305 million due to debt repayments, to Canadian $340 million, extending the maturity date to November 2012 and adding an uncommitted option to increase the capacity by an additional Canadian $25 million.

As of December 31, 2008, we had US$247 million of principal (US$242 million net of discount) outstanding under this credit facility. Advances under the facility do not accrue interest during their terms. Accordingly, the proceeds we initially received were for the principal amount of the advances net of the total interest obligation due for the term of the advance, and the debt was initially recorded based on the net proceeds received. The advances have a weighted average effective interest rate of 3.3% at December 31, 2008, which is being amortized to interest expense with a corresponding increase in our recorded debt obligation using the effective interest method. During the year ended December 31, 2008, we increased the carrying value of the debt for the recognition of US$13 million of interest expense. A total of US$53 million of advances under the facility matured during 2008 and were repaid with available cash. Accounting for changes in the Canadian currency translation rate decreased the carrying value of these borrowings by US$54 million during 2008.

Our outstanding advances mature less than one year from the date of issuance, but may be renewed under the terms of the facility, which matures in November 2012. We currently expect to repay US$33 million of our borrowings under the facility with available cash and refinance the remaining borrowings. Accordingly, US$209 million of these borrowings are classified as long-term in our December 31, 2008 Consolidated Balance Sheet based on our intent and ability to refinance the obligations under the terms of the facility. As of December 31, 2007, we had expected to repay a portion of our borrowings under the facility with available cash and refinance the remaining borrowings under the terms of the facility. Based on our expectations at that time, we classified US$55 million as current and US$281 million as long-term in our December 31, 2007 Consolidated Balance Sheet.

Senior notes — In March 2008, we issued $600 million of 6.1% senior notes due March 15, 2018. The net proceeds from the debt issuance were $594 million. A portion of the proceeds from this offering was used to repay $250 million of outstanding borrowings under our revolving credit facility. The remaining proceeds from the offering were used for the early redemption of $244 million of 8.75% senior notes that matured in May 2018, but became callable by us beginning in May 2008. We elected to call the notes in May 2008 due to their relatively high interest rate. As a result of the early retirement of these senior notes, we recognized a net reduction in interest expense of approximately $10 million for the immediate recognition of fair value adjustments associated with terminated interest rate swaps that had been deferred and were being amortized over the life of the debt.

In connection with our March 2008 issuance of the senior notes, we executed interest rate swap contracts with a total notional value of $200 million. We designated these fixed-to-floating interest rate swap agreements as fair value hedges, resulting in all fair value adjustments being reflected as a component of the carrying value of the underlying debt.

On November 15, 2008, $386 million of 6.5% senior notes matured and were repaid with $300 million of borrowings under the revolving credit facility and available cash. We have $500 million of 6.875% senior notes that mature in May 2009 that we currently expect to refinance on a long-term basis by issuing new senior notes. If the credit markets are not available to us, or are not available on terms we deem acceptable, we expect to rely on our available cash and the cash we generate from our operations to repay this debt. While we intend to refinance this debt on a long-term basis, it has been classified as current in the December 31, 2008 Consolidated Balance Sheet

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

because we do not have sufficient available and forecasted capacity under our $2.4 billion revolving credit facility to demonstrate our ability to do so at the balance sheet date.

Tax-exempt bonds — We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. We issued $171 million of tax-exempt bonds during 2008. The proceeds from these debt issuances may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. Proceeds from bond issues are held in trust until such time as we incur qualified expenditures, at which time we are reimbursed from the trust funds. During the year ended December 31, 2008, $20 million of our tax-exempt bonds were repaid with either available cash or debt service funds.

We issue both fixed- and variable-rate tax-exempt obligations. Interest rates on variable-rate tax-exempt bonds are reset on either a daily or weekly basis through a remarketing process. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. As of December 31, 2008, we have $771 million of variable-rate tax-exempt bonds. We classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2008 because the borrowings are supported by letters of credit issued under our five-year revolving credit facility, which is long-term.

As of December 31, 2008, $347 million of fixed-rate tax-exempt bonds are subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation for financial reporting purposes. However, $233 million of these bonds have been classified as long-term in our Consolidated Balance Sheet as of December 31, 2008. The classification of these obligations as long-term was based upon our intent to refinance the borrowings with other long-term financings in the event of a failed re-offering and our ability, in the event other sources of long-term financing are not available, to use our five-year revolving credit facility. The classification of these obligations as long-term was limited to $233 million by the available and forecasted capacity of our $2.4 billion revolving credit facility as of December 31, 2008.

Tax-exempt project bonds — Tax-exempt project bonds have been used by our Wheelabrator Group to finance the development of waste-to-energy facilities. These facilities are integral to the local communities they serve, and, as such, are supported by long-term contracts with multiple municipalities. The bonds generally have periodic amortizations that are supported by the cash flow of each specific facility being financed. During the year ended December 31, 2008, we repaid $68 million of our tax-exempt project bonds with either available cash or debt service funds.

As of December 31, 2008, we had $46 million of tax-exempt project bonds that are remarketed either daily or weekly by a remarketing agent to effectively maintain a variable yield. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2008 because the borrowings are supported by letters of credit issued under our five-year revolving credit facility, which is long-term.

Additionally, as of December 31, 2008, we had $40 million of fixed rate tax-exempt project bonds subject to repricing within the next twelve months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. These bonds are not backed by letters of credit that would serve to guarantee repayment in the event of a failed re-offering and are, therefore, considered a current obligation for financial reporting purposes.

Capital leases and other — The decrease in our capital leases and other debt obligations in 2008 is primarily related to the repayment of various borrowings upon their scheduled maturities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled debt and capital lease payments — Scheduled debt and capital lease payments for the next five years are as follows: $1,184 million in 2009; $719 million in 2010; $255 million in 2011; $583 million in 2012; and $170 million in 2013. Our recorded debt and capital lease obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities, which have been excluded from these amounts because they will not result in cash payments.

Scheduled debt maturities for 2009 include (i) the $300 million borrowing outstanding under the revolving credit facility; (ii) US$247 million of advances outstanding under the Canadian credit facility; (iii) $500 million of 6.875% senior notes that mature in May 2009; (iv) $41 million of tax-exempt bonds; (v) $63 million of tax-exempt project bonds; and (vi) $33 million of capital leases and other debt obligations. As discussed above, $509 million of these borrowings have been classified as long-term based on our intent and ability to refinance the obligations on a long-term basis.

Secured debt — Our debt balances are generally unsecured, except for $133 million of the tax-exempt project bonds outstanding at December 31, 2008 that were issued by certain subsidiaries within our Wheelabrator Group. These bonds are secured by the related subsidiaries’ assets that have a carrying value of $439 million and the related subsidiaries’ future revenue.

Debt Covenants

Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the revolving credit facility:

Requirement
	per	December 31,	December 31,
Covenant	Facility	2008	2007

Interest coverage ratio	> 2.75 to 1	4.7 to 1	4.1 to 1
Total debt to EBITDA	< 3.5 to 1	2.4 to 1	2.4 to 1

Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2008, we were in compliance with the covenants and restrictions under all of our debt agreements.

Interest rate swaps

We manage the interest rate risk of our debt portfolio largely by using interest rate derivatives to achieve a desired position of fixed and floating rate debt. As of December 31, 2008, the interest payments on $2.0 billion of our fixed-rate debt have been swapped to variable rates, allowing us to maintain approximately 67% of our debt at fixed interest rates and approximately 33% of our debt at variable interest rates. We do not use interest rate derivatives for trading or speculative purposes. Our significant interest rate swap agreements that were outstanding as of December 31, 2008 and 2007 are set forth in the table below (dollars in millions):

					Fair Value
	Notional				Net
As of	Amount	Receive	Pay	Maturity Date	Asset/(Liability)(a)

December 31, 2008	$1,950	Fixed 5.00%-7.65%	Floating 1.22%-5.82%	Through March 15, 2018	$92	(b)
December 31, 2007	$2,100	Fixed 5.00%-7.65%	Floating 4.50%-9.09%	Through December 15, 2017	$(28	)(c)

(a)	These interest rate derivatives qualify for hedge accounting. Therefore, the fair value adjustments to the underlying debt are deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instrument.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	The fair value for these interest rate derivatives is comprised of $3 million of current assets and $89 million of long-term assets.

(c)	The fair value for these interest rate derivatives is comprised of $5 million of long-term assets, $4 million of current liabilities and $29 million of long-term liabilities.

Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $150 million as of December 31, 2008 and $72 million as of December 31, 2007. The following table summarizes the accumulated fair value adjustments from interest rate swap agreements at December 31 (in millions):

Increase (decrease) in carrying value of debt due
to hedge accounting for interest rate swaps	2008	2007

Senior notes:
Active swap agreements	$92	$(28)
Terminated swap agreements(a)	58	100

	$150	$72

(a)	At December 31, 2008, $18 million (on a pre-tax basis) of the carrying value of debt associated with terminated swap agreements is scheduled to be reclassified as a reduction in interest expense over the next twelve months.

Interest rate swap agreements decreased net interest expense by $50 million for the year ended December 31, 2008 and increased net interest expense by $11 million and $4 million for the years ended December 31, 2007 and 2006, respectively. The significant increase in the benefit recognized as a result of our interest rate swap agreements is largely attributable to the decrease in short-term market interest rates, which drive our periodic interest obligations under these agreements. The benefit from our interest rate swap agreements in 2008 is also related to the $10 million net reduction in interest expense from terminated interest rate swaps associated with the early retirement of $244 million of $8.75% senior notes discussed above.

The significant terms of the interest rate contracts and the underlying debt instruments are identical and therefore no ineffectiveness has been realized.

Interest rate locks

In the past, we have entered into cash flow hedges to secure underlying interest rates in anticipation of senior note issuances. These hedging agreements resulted in a deferred loss, net of taxes, of $20 million at December 31, 2008 and $24 million at December 31, 2007, which is included in “Accumulated other comprehensive income.” As of December 31, 2008, $7 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

Provision for income taxes

Our provision for income taxes consisted of the following (in millions):

	Years Ended December 31,
	2008	2007	2006

Current:
Federal	$436	$412	$283
State	52	33	55
Foreign	31	25	10

	519	470	348

Deferred:
Federal	126	91	(14)
State	27	(3)	(14)
Foreign	(3)	(18)	5

	150	70	(23)

Provision for income taxes	$669	$540	$325

The U.S. federal statutory income tax rate is reconciled to the effective rate as follows:

	Years Ended December 31,
	2008	2007	2006

Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	3.71	2.69	2.81
Non-conventional fuel tax credits	—	(2.61)	(4.57)
Taxing authority audit settlements and other tax adjustments	(1.00)	(1.22)	(9.34)
Nondeductible costs relating to acquired intangibles	0.81	1.11	1.20
Tax rate differential on foreign income	(0.03)	0.04	—
Cumulative effect of change in tax rates	—	(1.81)	(1.96)
Other	(0.39)	(1.47)	(1.09)

Provision for income taxes	38.10%	31.73%	22.05%

The comparability of our reported income taxes for the reported periods has been significantly affected by increases in our income before income taxes, tax audit settlements and non-conventional fuel tax credits, which are discussed in more detail below. For financial reporting purposes, income before income taxes showing domestic and foreign sources was as follows (in millions) for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006

Domestic	$1,652	$1,605	$1,390
Foreign	104	98	84

Income before income taxes	$1,756	$1,703	$1,474

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax audit settlements — The Company and its subsidiaries file income tax returns in the United States and Puerto Rico, as well as various state and local jurisdictions and Canada. We are currently under audit by the IRS and from time to time we are audited by other taxing authorities. Our audits are in various stages of completion.

During 2008, we settled IRS audits for the 2006 and 2007 tax years as well as various state tax audits. In addition, we settled Canadian audits for the tax years 2002 through 2005. The settlement of these tax audits resulted in a reduction to our provision for income taxes of $26 million, or $0.05 per diluted share, for the year ended December 31, 2008.

During 2007, we settled an IRS audit for the tax years 2004 and 2005 and various state tax audits, resulting in a reduction in income tax expense of $40 million, or $0.08 per diluted share. Our 2007 net income was also increased by $1 million due to interest income recognized from audit settlements. During 2006, we completed the IRS audit for the years 2002 and 2003. The settlement of the IRS audit, as well as other state and foreign tax audit matters, resulted in a reduction in our 2006 provision for income taxes (excluding the effects of related interest income) of $149 million, or $0.27 per diluted share. Our 2006 net income also increased by $14 million, or $9 million net of tax, principally due to interest income from audit settlements. The reduction in income taxes recognized as a result of these settlements is primarily due to the associated reduction in our long-term accrued tax liabilities. Our recorded liabilities associated with uncertain tax positions are discussed below.

We are currently in the examination phase of an IRS audit for the 2008 tax year, and expect this audit to be completed within the next 12 months. Audits associated with state and local jurisdictions date back to 1999 and Canadian examinations date back to 1998.

Non-conventional fuel tax credits — The favorable impact of non-conventional fuel tax credits on our 2007 and 2006 effective tax rates was derived from our investments in two coal-based, synthetic fuel production facilities and our landfill gas-to-energy projects. The fuel generated from the facilities and our landfill gas-to-energy projects qualified for tax credits through 2007 under Section 45K of the Internal Revenue Code.

The tax credits were subject to a phase-out if the price of crude oil exceeded an annual average price threshold determined by the Internal Revenue Service. As of December 31, 2007, our estimate of the 2007 phase-out rate was 69%. In April 2008, the IRS published the phase-out percentage that must be applied to Section 45K tax credits generated in 2007, which was approximately 67%. As of December 31, 2006, we had estimated that 36% of Section 45K tax credits generated during 2006 would be phased out. In April 2007, the IRS established the final phase-out of Section 45K credits generated during 2006 at approximately 33%.

Our minority ownership interests in the facilities resulted in the recognition of our pro-rata share of the facilities’ losses, the amortization of our investments, and additional expense associated with other estimated obligations all being recorded as “Equity in net losses of unconsolidated entities” within our Consolidated Statements of Operations.

The following table summarizes the impact of our investments in the facilities on our Consolidated Statements of Operations (in millions):

	Years Ended December 31,
	2008	2007	2006

Equity in net losses of unconsolidated entities(a)	$3	$42	$41
Interest expense	—	1	4

Loss before income taxes(a)	3	43	45
Benefit from income taxes(a), (b)	4	53	64

Net income(a)	$1	$10	$19

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	As discussed above, the comparison of the impacts of our investments in the facilities during the periods presented have been significantly affected by (i) the phase-out of 69% of Section 45K tax credits in 2007 and 36% in 2006; and (ii) the expiration of our investments and the Section 45K tax credits at the end of 2007. In addition, for the year ended December 31, 2006, our “Equity in net losses of unconsolidated entities” was reduced by a cumulative adjustment recorded during the second quarter of 2006, which was necessary to appropriately reflect our life-to-date obligations to fund the costs of operating the facilities and the value of our investment. We determined that the recognition of the cumulative adjustment was not material to our financial statements presented herein. Equity losses for our estimate of contractual obligations associated with the facilities’ operations and associated tax benefits were also relatively lower in 2006 due to the suspension of operations of the facilities from May 2006 to late September 2006.

(b)	The benefit from income taxes attributable to the facilities includes tax credits of $3 million, $37 million and $47 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In 2006 and 2007, we also generated Section 45K tax credits through our Renewable Energy Program, under which we develop, operate and promote the beneficial use of landfill gas. Our recorded taxes include benefits of $13 million and $24 million for the years ended December 31, 2007 and 2006, respectively, from tax credits generated by our landfill gas-to-energy projects.

Effective state tax rate change — During 2008, our current state tax rate increased from 5.5% to 6.0% primarily due to changes in state law. The increase in our effective tax rate attributable to state income taxes when comparing 2008 with 2007 and 2006 was primarily a result of this rate increase. The comparison of our effective state tax rate during the reported periods has also been affected by return-to-accrual adjustments, which reduced our “Provision for income taxes” in both 2007 and 2006. Our estimated effective state tax rate declined during 2006, resulting in a net benefit of $9 million related to the revaluation of net accumulated deferred tax liabilities. Our state estimated effective tax rate did not change in 2007; therefore no revaluation of net accumulated deferred tax liabilities was necessary.

Canada statutory tax rate change — During 2007, the Canadian federal government enacted tax rate reductions, which resulted in a $30 million tax benefit for the revaluation of our deferred tax balances. During 2006, both the Canadian federal government and several provinces enacted tax rate reductions. The revaluation of our deferred tax balances for these rate changes resulted in a $20 million tax benefit for the year ended December 31, 2006. We did not have any comparable adjustments during the year ended December 31, 2008.

Repatriation of earnings in foreign subsidiaries — During 2006, we repatriated $12 million of our accumulated foreign earnings, resulting in an increase in tax expense of $3 million. No foreign earnings were repatriated during 2007 or 2008.

At December 31, 2008, remaining unremitted earnings in foreign operations were approximately $500 million, which are considered permanently invested and, therefore, no provision for U.S. income taxes has been accrued for these unremitted earnings.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities)

The components of the net deferred tax assets (liabilities) at December 31 are as follows (in millions):

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss, capital loss and tax credit carryforwards	$168	$194
Landfill and environmental remediation liabilities	21	35
Miscellaneous and other reserves	249	225

Subtotal	438	454
Valuation allowance	(135)	(168)
Deferred tax liabilities:
Property and equipment	(1,012)	(957)
Goodwill and other intangibles	(736)	(689)

Net deferred tax liabilities	$(1,445)	$(1,360)

At December 31, 2008, we had $29 million of federal net operating loss, or NOL, carryforwards, $1.1 billion of state NOL carryforwards, and $15 million of Canadian NOL carryforwards. The federal and state NOL carryforwards have expiration dates through the year 2028. The Canadian NOL carryforwards have the following expiry: $13 million in 2009 and $2 million in 2016. In addition, we have $40 million of state tax credit carryforwards at December 31, 2008.

We have established valuation allowances for uncertainties in realizing the benefit of tax loss and credit carryforwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation. The valuation allowance decreased $33 million in 2008. We realized a $3 million state tax benefit due to a reduction in the valuation allowance related to the expected utilization of state NOL and credit carryforwards. The remaining reduction in our valuation allowance was offset by changes in our gross deferred tax assets due to changes in state NOL and credit carryforwards.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon adoption of FIN 48 and FSP No. 48-1, our income tax liabilities as of January 1, 2007 included a total of $101 million for unrecognized tax benefits and $16 million of related accrued interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including accrued interest for 2008 and 2007 is as follows (in millions):

	2008	2007

Balance at January 1	$102	$117
Additions based on tax positions related to the current year	9	10
Additions related to tax positions of prior years	11	4
Accrued interest	4	7
Reductions for tax positions of prior years	—	(1)
Settlements	(36)	(26)
Lapse of statute of limitations	(6)	(9)

Balance at December 31	$84	$102

These liabilities are primarily included as a component of long-term “Other liabilities” in our Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. As of December 31, 2008, $58 million of unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

We recognize interest expense related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008, 2007 and 2006 we recognized approximately $4 million, $7 million and $7 million, respectively, of such interest expense as a component of our “Provision for income taxes.” We had approximately $9 million and $13 million of accrued interest in our Consolidated Balance Sheet as of December 31, 2008 and 2007, respectively. We do not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the years ended December 31, 2008, 2007 and 2006.

We anticipate that approximately $20 million of liabilities for unrecognized tax benefits, including accrued interest, and $4 million of related deferred tax assets may be reversed within the next 12 months. The anticipated reversals are related to various federal and state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

9.	Employee Benefit Plans

Defined contribution plans — Our Waste Management Retirement Savings Plan covers employees (except those working subject to collective bargaining agreements, which do not provide for coverage under such plans) following a 90-day waiting period after hire. Eligible employees may contribute as much as 25% of their annual compensation under the Savings Plan, subject to annual contribution limitations established by the IRS. Under the Savings Plan, we match, in cash, 100% of employee contributions on the first 3% of their eligible compensation and match 50% of employee contributions on the next 3% of their eligible compensation, resulting in a maximum match of 4.5%. Both employee and Company contributions vest immediately. Charges to “Operating” and “Selling, general and administrative” expenses for our defined contribution plans were $59 million in 2008, $54 million in 2007 and $51 million in 2006.

Defined benefit plans — Certain of the Company’s subsidiaries sponsor pension plans that cover employees not covered by the Savings Plan. These employees are members of collective bargaining units. In addition, Wheelabrator Technologies Inc., a wholly-owned subsidiary, sponsors a pension plan for its former executives and former Board members. As of December 31, 2008, the combined benefit obligation of these pension plans was $66 million, and the plans had $41 million of plan assets, resulting in an unfunded benefit obligation for these plans of $25 million.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, Waste Management Holdings, Inc. and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retired employees as of December 31, 1998. The unfunded benefit obligation for these plans was $52 million at December 31, 2008.

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans are $77 million as of December 31, 2008 and are included as a component of “Accrued liabilities” in our Consolidated Balance Sheet.

We are a participating employer in a number of trustee-managed multi-employer, defined benefit pension plans for employees who participate in collective bargaining agreements. Contributions of $35 million in 2008, $33 million in 2007 and $37 million in 2006 were charged to operations for our subsidiaries’ ongoing participation in these defined benefit plans. Our portion of the projected benefit obligation, plan assets and unfunded liability of the multi-employer pension plans are not material to our financial position. Specific benefit levels provided by union pension plans are not negotiated with or known by the employer contributors.

Based on our negotiations with collective bargaining units and our review of the plans in which they participate, we may negotiate for the complete or partial withdrawal from one or more of these pension plans. If we elect to withdraw from these plans, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. As discussed in Note 10, in 2008, we recognized an aggregate charge of $39 million to “Operating” expenses for the withdrawal of certain bargaining units from multi-employer pension plans.

10.	Commitments and Contingencies

Financial instruments — We have obtained letters of credit, performance bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation, and other obligations.

Historically, our revolving credit facilities have been used to obtain letters of credit to support our bonding and financial assurance needs. We also have two letter of credit and term loan agreements that were established to provide us with additional sources of capacity from which we may obtain letters of credit. These facilities are discussed further in Note 7. We obtain surety bonds and insurance policies from an entity in which we have a non-controlling financial interest. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for the parent holding company and its other subsidiaries, to secure such performance obligations. In those instances where our use of captive insurance is not allowed, we generally have available alternative bonding mechanisms.

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

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated accruals for these liabilities could be affected if future occurrences or loss development significantly differ from the assumptions used. As of December 31, 2008, our general liability insurance program carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2008, our auto liability insurance program included a per-incident base deductible of $1 million, subject to additional aggregate deductibles in the $1 million to $5 million layer and the $5 million to $10 million layer of $2.4 million and $2.5 million, respectively. Self-insurance claims reserves acquired as part of our acquisition of WM Holdings in July 1998 were discounted at 2.25% at December 31, 2008 and 4.0% at December 31, 2007. The changes to our net insurance liabilities for the years ended December 31, 2007 and 2008 are summarized below (in millions):

	Gross Claims	Estimated Insurance	Net Claims
	Liability	Recoveries(a)	Liability

Balance, December 31, 2005	$660	$(311)	$349
Self-insurance expense (benefit)	233	(31)	202
Cash (paid) received	(241)	75	(166)

Balance, December 31, 2006	652	(267)	385
Self-insurance expense (benefit)	144	(1)	143
Cash (paid) received	(225)	54	(171)

Balance, December 31, 2007	571	(214)	357
Self-insurance expense (benefit)	169	(28)	141
Cash (paid) received	(209)	51	(158)

Balance, December 31, 2008	$531	$(191)	$340

Current portion at December 31, 2008	$142	$(63)	$79
Long-term portion at December 31, 2008	$389	$(128)	$261

(a)	Amounts reported as estimated insurance recoveries are related to both paid and unpaid claims liabilities.

For the 14 months ended January 1, 2000, we insured certain risks, including auto, general liability and workers’ compensation, with Reliance National Insurance Company, whose parent filed for bankruptcy in June 2001. In October 2001, the parent and certain of its subsidiaries, including Reliance National Insurance Company, were placed in liquidation. We believe that because of probable recoveries from the liquidation, currently estimated to be $15 million, it is unlikely that events relating to Reliance will have a material adverse impact on our financial statements.

We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Operating leases — Rental expense for leased properties was $114 million, $135 million and $122 million during 2008, 2007 and 2006, respectively. These amounts primarily include rents under operating leases. Minimum contractual payments due for our operating lease obligations are $81 million in 2009, $71 million in 2010, $58 million in 2011, $57 million in 2012 and $46 million in 2013.

Our minimum contractual payments for lease agreements during future periods is significantly less than current year rent expense because our significant lease agreements at landfills have variable terms based either on a percentage of revenue or a rate per ton of waste received.

Other commitments — We have the following unconditional obligations:

•	Fuel Supply — We have purchase agreements expiring at various dates through 2011 that require us to purchase minimum amounts of wood waste, anthracite coal waste (culm) and conventional fuels at our independent power production plants. These fuel supplies are used to produce steam that is sold to industrial

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and commercial users and electricity that is sold to electric utilities, which is generally subject to the terms and conditions of long-term contracts. Our purchase agreements have been established based on the plants’ anticipated fuel supply needs to meet the demands of our customers under these long-term electricity sale contracts. Under our fuel supply take-or-pay contracts, we are generally obligated to pay for a minimum amount of waste or conventional fuel at a stated rate even if such quantities are not required in our operations.

•	Disposal — We have several agreements expiring at various dates through 2024 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities.

•	Waste Paper — We are party to a waste paper purchase agreement that requires us to purchase a minimum number of tons of waste paper. The cost per ton we pay is based on market prices plus the cost of delivery to our customers. We currently expect to fulfill our purchase obligations by 2012.

•	Royalties — At some of our landfills, we are required to make minimum royalty payments to the prior land owners, lessors or host communities where the landfills are located. Our obligations expire at various dates through 2023. Although we have an obligation to make minimum payments, actual payments are based on per ton rates for waste received at the landfill and are significantly higher.

•	Property — From time to time, we make commitments to purchase assets that we expect to use in our operations. We are currently party to an agreement to purchase a corporate aircraft to replace an existing aircraft, the lease for which is expiring in early 2011. The agreement requires that we make installment payments between now and delivery, expected in 2010, based on the total purchase price for the aircraft.

Our unconditional obligations are established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. Our actual future obligations under these outstanding agreements are generally quantity driven, and, as a result, our associated financial obligations are not fixed as of December 31, 2008. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of December 31, 2008, WM Holdings has fully and unconditionally guaranteed all of WMI’s senior indebtedness, which matures through 2032. WMI has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, which matures through 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 22 for further information.

•	WMI and WM Holdings have guaranteed the tax-exempt bonds and other debt obligations of their subsidiaries. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WMI or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 7 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Consolidated Balance Sheets. As of December 31, 2008, our maximum future payments associated with these guarantees are approximately $10 million. We do not believe that it is likely that we will be required to perform under these guarantees.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	WM Holdings has guaranteed all reimbursement obligations of WMI under its $280 million letter of credit and term loan agreements. Under those facilities, WMI must reimburse the entities funding the facilities for any draw on a letter of credit supported by the facilities. As of December 31, 2008, we had $272 million in outstanding letters of credit under these facilities.

•	Certain of our subsidiaries have guaranteed the market or contractually determined value of certain homeowners’ properties that are adjacent to certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually determined value of the homeowners’ properties. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements have been accounted for as incurred.

•	WMI and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

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

As of December 31, 2008, we had been notified that we are a PRP in connection with 74 locations listed on the EPA’s National Priorities List, or NPL. Of the 74 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own was initially developed by others as landfill disposal facilities. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at or near the time that we make the remedial expenditures. The other 58 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There are two separate wage and hour lawsuits pending against certain of our subsidiaries in California, each seeking class certification. The actions have recently been coordinated to proceed in San Diego County. Both lawsuits make the same general allegations that the defendants failed to comply with certain California wage and hour laws, including allegedly failing to provide meal and rest periods, and failing to properly pay hourly and overtime wages. Similarly, a purported class action lawsuit was filed against WMI in August 2008 in federal court in Minnesota alleging that we violated the Fair Labor Standards Act. The Company has filed a motion to dismiss, alleging lack of jurisdiction. We deny all of these claims and intend to vigorously defend these matters. As the litigation is in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can possible damages, if any, be reasonably estimated.

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

As a large company with operations across the United States and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, customer, and employment-related claims, including purported class action lawsuits related to our customer service agreements and purported class actions involving federal and state wage and hour and other laws. The plaintiffs in

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. We currently do not believe that any such actions will ultimately have a material adverse impact on our consolidated financial statements.

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

We are still examining all of our alternatives associated with the development and implementation of a revenue management system, some of which may be affected by the ultimate resolution of the lawsuit. As we continue to assess the alternatives available to us, we may determine that the best course of action will be to move forward with another software and abandon the SAP revenue management system. If we decide to abandon the SAP software, the abandonment would result in an impairment charge of between $45 million and $55 million.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. The following matter pending as of December 31, 2008 is disclosed in accordance with that requirement:

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

Multi-employer, defined benefit pension plans — Over 20% of our workforce is covered by collective bargaining agreements, which are with various union locals across the United States. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multi-employer, defined benefit pension plans for the affected employees. One of the most significant multi-employer pension plans in which we participate is the Central States Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”), which has reported that it adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008. The Central States Pension Plan is in “critical status,” as defined by the Pension Protection Act of 2006.

In connection with our ongoing re-negotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. In 2008, we

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized an aggregate charge of $39 million to “Operating” expenses for the withdrawal of certain bargaining units from multi-employer pension plans, including a $35 million charge resulting from our partial withdrawal from the Central States Pension Plan. We do not believe that our withdrawals from the multi-employer plans, individually or in the aggregate, would have a material adverse effect on our financial condition or liquidity. However, withdrawals of other bargaining units in the future could have a material adverse effect on our results of operations for the period in which any such withdrawals were recorded.

Tax matters — During 2008, we settled IRS audits for the 2006 and 2007 tax years, as well as various state tax audits. In addition, we settled Canadian audits for tax years 2002 through 2005. As a result of these audit settlements, we recognized a $26 million net benefit as a reduction to our provision for income taxes. We are currently in the examination phase of an IRS audit for the 2008 tax year. We expect this audit to be completed within the next 12 months. Audits associated with state and local jurisdictions date back to 1999 and examinations associated with Canada date back to 1998. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

As discussed in Note 7 we have approximately $2.9 billion of tax-exempt financings as of December 31, 2008. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code, which exempt from taxation the interest income earned by the bondholders in the transactions. The requirements of the Code can be complex, and failure to comply with these requirements could cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code and applicable regulations. It is possible that an adverse determination by the IRS could have a material adverse effect on the Company’s cash flows and results of operations.

11.	Restructuring

2008 and 2009 Restructurings — The $2 million of restructuring expenses recognized during 2008 was related to a reorganization of customer service functions in our Western Group and the realignment of certain operations in our Southern Group. Refer to Note 24 for a discussion of our ongoing 2009 restructuring activities.

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

Through December 31, 2008, we had paid approximately $8 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the first quarter of 2009. These first quarter 2009 payments amount to less than $1 million.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  (Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended
	December 31,
	2008	2007	2006

(Income) expense from divestitures (including held-for-sale impairments)	$(33)	$(59)	$(26)
Impairments of assets held-for-use	4	12	24
Other	—	—	27

	$(29)	$(47)	$25

(Income) expense from divestitures (including held-for-sale impairments) — The net gains from divestitures in all three years were a result of our fix-or-seek-exit initiative. In 2008, these gains were primarily related to the divestiture of underperforming collection operations in our Southern Group; in 2007, the gains were related to the divestiture of underperforming collection, transfer and recycling operations in our Eastern, Western, Southern and WMRA Groups; and in 2006, the gains were primarily related to the divestiture of underperforming collection operations in our Western Group. Gains recognized from divestitures in 2006 were partially offset by the recognition of aggregate impairment charges of $18 million, which were principally recognized by our Eastern Group, for business operations held for sale as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Impairments of assets held-for-use — During 2008, we recognized a $4 million impairment charge primarily as a result of a decision to close a landfill in our Southern Group. During 2007, we recognized $12 million in impairment charges due to impairments recognized for two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to the volumes for the second landfill. The $24 million of impairment charges recognized during 2006 was primarily related to the impairment of a landfill in our Eastern Group as a result of a change in our expectations for future expansions and the impairment of under-performing operations in our WMRA Group.

Other — In 2006, we recognized a $26 million charge for the impact of an arbitration ruling against us related to the termination of a joint venture relationship in 2000.

13.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in millions):

	December 31,
	2008	2007	2006

Accumulated unrealized loss on derivative instruments, net of taxes of $12 for 2008, $13 for 2007, and $21 for 2006	$(19)	$(20)	$(33)
Accumulated unrealized gain (loss) on marketable securities, net of taxes of $1 for 2008, $3 for 2007, and $6 for 2006	(2)	5	10
Cumulative translation adjustment of foreign currency statements	113	240	151
Underfunded post-retirement benefit obligations, net of taxes of $5 for 2008, $0 for 2007 and $3 for 2006	(4)	4	1

	$88	$229	$129

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Capital Stock, Share Repurchases and Dividends

Capital stock

As of December 31, 2008, we have 490.7 million shares of common stock issued and outstanding. We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have ten million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Share repurchases

In 2004, our Board of Directors approved a capital allocation plan that allowed for up to $1.2 billion in annual share repurchases, and dividend payments, for each of 2005, 2006 and 2007. In June 2006, our Board of Directors approved up to $350 million of additional share repurchases for 2006; in March 2007, approved up to $600 million of additional share repurchases for 2007; and in November 2007, approved up to $300 million of additional share repurchases, which was not limited to any calendar year. As a result, the maximum amount of capital allocated to our share repurchases and dividend payments in 2007 was $2.1 billion. All share repurchases in 2006 and 2007 were made pursuant to these Board authorized capital allocation plans.

In December 2007, our Board of Directors approved a capital allocation program that included the authorization for up to $1.4 billion in combined cash dividends and common stock repurchases in 2008. Approximately $184 million of the November 2007 increased authorization of $300 million remained available for repurchases at December 31, 2007. In July 2008, we suspended our share repurchases in connection with our proposal to acquire all of the outstanding stock of Republic Services, Inc. When the proposal was withdrawn in October 2008, we determined that, given the state of the financial markets, it would be prudent to suspend repurchases for the foreseeable future. As a result, the share repurchases made during 2008 are significantly less than that which was authorized.

In December 2008, our Board of Directors approved a capital allocation program for the authorization of up to $1.3 billion in combined cash dividends, common stock repurchases, debt reduction and acquisitions.

The following is a summary of activity under our stock repurchase programs for each year presented:

	Years Ended December 31,
	2008	2007	2006

Shares repurchased (in thousands)	12,390	39,946	30,965
Per share purchase price	$28.98-$38.44	$33.00-$40.13	$32.23-$38.49
Total repurchases (in millions)	$410	$1,421	$1,072

Our 2006 share repurchase activity included $291 million paid to repurchase our common stock through an accelerated share repurchase transaction. The number of shares we repurchased under the accelerated repurchase transaction was determined by dividing $275 million by the fair market value of our common stock on the repurchase date. At the end of the valuation period, which was in February 2006, we were required to make a settlement payment for the difference between the $275 million paid at the inception of the valuation period and the weighted average daily market price of our common stock during the valuation period times the number of shares we repurchased, or $16 million. We elected to make the required settlement payment in cash.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

Our quarterly dividends have been declared by our Board of Directors and paid in accordance with the capital allocation programs discussed above. The following is a summary of dividends declared and paid each year:

	Years Ended December 31,
	2008	2007	2006

Cash dividends per common share:
Declared(a)	$1.08	$0.96	$0.66
Paid	$1.08	$0.96	$0.88
Total cash dividends (in millions):
Declared(a)	$531	$495	$355
Paid	$531	$495	$476

(a)	In 2006, the cash dividend declared amounts excluded the first quarterly dividend for 2006 of $0.22 per share, which was declared by the Board of Directors in 2005.

In December 2008, we announced that our Board of Directors expects to increase the per share quarterly dividend from $0.27 to $0.29 for dividends declared in 2009. However, all future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

15.	Stock-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, employees are able to purchase shares of common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made through payroll deductions, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2008, 2007 and 2006 was approximately 839,000, 713,000, and 644,000, respectively. Including the impact of the January 2009 issuance of shares associated with the July to December 2008 offering period, approximately 470,000 shares remain available for issuance under the plan.

Our Employee Stock Purchase Plan is “compensatory” under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment. Accordingly, beginning with our adoption of SFAS No. 123(R) on January 1, 2006 we recognize compensation expense associated with our employees’ participation in the Stock Purchase Plan. Our Employee Stock Purchase Plan increased annual compensation expense by approximately $6 million, or $4 million net of tax, for 2008 and approximately $5 million, or $3 million net of tax, for both 2007 and 2006.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of both the changes in accounting required by SFAS No. 123(R) for share-based payments and a desire to design our long-term incentive plans in a manner that creates a stronger link to operating and market performance, the Management Development and Compensation Committee approved a substantial change in the form of awards that we grant. Through December 31, 2004, stock option awards were the primary form of equity-based compensation. Beginning in 2005, annual stock option grants were eliminated and, for key members of our management and operations personnel, replaced with grants of restricted stock units and performance share units. The Management Development and Compensation Committee subsequently determined that the equity-based compensation granted to the Company’s senior leadership should all be linked to the Company’s financial performance. Accordingly, beginning with the 2008 annual equity grant, the awards granted to the Company’s senior leadership team are 100% performance share units. The Company also grants restricted stock units to employees working on key initiatives and in connection with new hires and promotions.

Restricted stock units — During the year ended December 31, 2008, we granted approximately 359,000 restricted stock units. Restricted stock units provide award recipients with dividend equivalents during the vesting period, but the units may not be voted or sold until time-based vesting restrictions have lapsed. Restricted stock units granted prior to 2007 vest ratably over a four-year period. In 2007, the Management Development and Compensation Committee changed the terms of the restricted stock units granted to provide for three-year cliff vesting. Unvested units are subject to forfeiture in the event of voluntary or for-cause termination. Restricted stock units are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and become immediately vested in the event of an employee’s death or disability.

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

A summary of our restricted stock units is presented in the table below (units in thousands):

	Years Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair		Fair		Fair
	Units	Value	Units	Value	Units	Value

Unvested, Beginning of year	1,124	$32.58	1,279	$30.63	767	$29.04
Granted	359	$33.33	324	$37.28	755	$31.82
Vested(a)	(338)	$30.41	(376)	$30.43	(214)	$29.11
Forfeited	(24)	$33.22	(103)	$30.94	(29)	$30.85

Unvested, End of year	1,121	$33.46	1,124	$32.58	1,279	$30.63

(a)	The total fair market value of the shares issued upon the vesting of restricted stock units during the years ended December 31, 2008, 2007 and 2006 was $11 million, $14 million and $7 million, respectively.

Performance share units — During the year ended December 31, 2008, we granted approximately 1,169,000 performance share units. The performance share units are payable in shares of common stock based on the achievement of certain financial measures, after the end of a three-year performance period. At the end of the three-year period, the number of shares awarded can range from 0% to 200% of the targeted amount. Performance share units have no voting rights and performance share units granted prior to 2007 received no dividend equivalents during the required performance period. Beginning in 2007, dividend equivalents are paid out in cash based on actual performance at the end of the awards’ performance period. Performance share units are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the performance period, are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and are subject to forfeiture in the event of voluntary or for-cause termination.

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

A summary of our performance share units is presented in the table below (units in thousands):

	Years Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair		Fair		Fair
	Units	Value	Units	Value	Units	Value

Unvested, Beginning of year	2,134	$32.72	1,391	$29.52	693	$27.05
Granted	1,169	$32.92	907	$37.28	724	$31.93
Vested(a)	(615)	$27.05	(53)	$27.05	—	N/A
Forfeited	(44)	$34.48	(111)	$32.86	(26)	$30.80

Unvested, End of year	2,644	$34.10	2,134	$32.72	1,391	$29.52

(a)	The units that vested in 2008 were subject to a three-year performance target that was established in 2005 when the awards were granted. The Company’s financial results for the three-year period, as measured for purposes of these awards, was lower than the target level established. Accordingly, we issued approximately 561,000 shares, or 91% of the target, upon the vesting of these awards. The shares issued upon the vesting of these awards had a fair market value of $19 million. The Company’s performance exceeded the target level established for the awards that vested in 2007. Accordingly, we issued approximately 65,000 shares with a fair market value of $2 million upon the vesting of these awards.

For the years ended December 31, 2008, 2007 and 2006, we recognized $42 million, $31 million and $21 million, respectively, of compensation expense associated with restricted stock unit and performance share unit awards as a component of “Selling, general and administrative” expenses in our Consolidated Statement of Operations. Our “Provision for income taxes” for the years ended December 31, 2008, 2007 and 2006 include a related deferred income tax benefit of $16 million, $12 million and $8 million, respectively. We have not capitalized any equity-based compensation costs during the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, we estimate that a total of approximately $43 million of currently unrecognized compensation expense will be recognized in future periods for unvested restricted stock unit and performance share unit awards issued and outstanding. This expense is expected to be recognized over a weighted average period of approximately 1.7 years.

Stock options — Prior to 2005, stock options were the primary form of equity-based compensation we granted to our employees. On December 16, 2005, the Management Development and Compensation Committee of our Board of Directors approved the acceleration of the vesting of all unvested stock options awarded under our stock incentive plans effective December 28, 2005.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our stock options is presented in the table below (shares in thousands):

	Years Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, Beginning of year	14,620	$29.33	21,779	$29.52	33,004	$28.06
Granted(a)	6	$35.27	17	$38.47	88	$37.42
Exercised(b)	(1,506)	$24.95	(5,252)	$25.96	(10,820)	$24.47
Forfeited or expired	(2,075)	$45.09	(1,924)	$40.75	(493)	$43.47

Outstanding, End of year(c)	11,045	$26.97	14,620	$29.33	21,779	$29.52

Exercisable, End of year	11,044	$26.97	14,618	$29.33	21,694	$29.49

(a)	Although we stopped granting stock options in 2005, some of our outstanding options have a reload feature that provides for the automatic grant of a new stock option when the exercise price of the existing stock option is paid using already owned shares of common stock. The new option will be for the same number of shares used as payment of the exercise price.

(b)	The aggregate intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $16 million, $62 million and $112 million, respectively.

(c)	Stock options outstanding as of December 31, 2008 have a weighted average remaining contractual term of 3.5 years and an aggregate intrinsic value of $80 million based on the market value of our common stock on December 31, 2008.

We received cash proceeds of $37 million, $135 million and $270 million during the years ended December 31, 2008, 2007 and 2006, respectively, from our employees’ stock option exercises. We also realized tax benefits from these stock option exercises during the years ended December 31, 2008, 2007 and 2006 of $6 million, $24 million and $42 million, respectively. These amounts have been presented as cash inflows in the “Cash flows from financing activities” section of our Consolidated Statements of Cash Flows.

Exercisable stock options at December 31, 2008, were as follows (shares in thousands):

		Weighted Average	Weighted Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Years

$13.31-$20.00	2,215	$18.62	3.25
$20.01-$30.00	7,887	$27.09	3.85
$30.01-$40.00	273	$33.20	3.38
$40.01-$50.00	125	$47.11	0.02
$50.01-$56.44	544	$51.38	0.06

$13.31-$56.44	11,044	$26.97	3.49

Non-Employee Director Plans

Our non-employee directors receive annual grants of shares of our common stock, payable in two equal installments, under our 2004 Stock Incentive Plan. Prior to 2008, our directors received deferred stock units and were allowed to elect to defer a portion of their cash compensation in the form of deferred stock units, which were to be paid out in shares of our common stock at the termination of board service, pursuant to our 2003 Directors’ Deferred Compensation Plan. However, in late 2007, the members of the Board of Directors each elected to receive payment of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the shares their deferred stock units represented and recognize taxable income on such payment. The payment occurred in December 2008. The 2003 Directors’ Plan is still in effect and there currently are approximately 377,000 shares remaining available for issuance under the plan. However, it is the Company’s current intent to utilize common stock grants, which will be issued under the 2004 Stock Incentive Plan or any successor plans, for director compensation.

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

	Years Ended December 31,
	2008	2007	2006

Number of common shares outstanding at year-end	490.7	500.1	533.7
Effect of using weighted average common shares outstanding	1.4	17.2	6.7

Weighted average basic common shares outstanding	492.1	517.3	540.4
Dilutive effect of equity-based compensation awards, warrants and other contingently issuable shares	3.3	4.5	5.7

Weighted average diluted common shares outstanding	495.4	521.8	546.1

Potentially issuable shares	15.1	18.2	26.0
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.8	2.4	4.6

17.	Fair Value Measurements

SFAS No. 157 provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As of December 31, 2008, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities(a)	$365	$365	$—	$—
Interest rate derivatives	92	—	92	—
Foreign currency derivatives	28	—	28	—
Environmental remediation recovery assets(b)	28	—	—	28

Total assets	$513	$365	$120	$28

Liabilities:
Interest rate derivatives	$1	$—	$1	$—

(a)	These assets include (i) restricted trusts and escrow accounts invested in money market mutual funds; (ii) restricted trusts and escrow accounts invested in equity-based mutual funds, which are discussed further below; and (iii) other equity securities, which are discussed further below.

(b)	Changes in the fair value of these assets are generally related to (i) revisions in our estimates of the cost to remediate a site because the amounts owed by third parties are directly related to the underlying environmental remediation liabilities; (ii) receipt of funds from third parties; (iii) changes in our expectations for the recovery of the balances; (iv) the accretion of interest income; and (v) changes in the applicable discount rates due to either fluctuations in market interest rates or changes in the credit-worthiness of our counterparties. There have not been any material changes in these fair value measurements during 2008.

We have determined the estimated fair value amounts of our financial instruments using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2008. These amounts have not been revalued since that date, and current estimates of fair value could differ significantly from the amounts presented.

Cash and cash equivalents and available-for-sale securities are reflected at fair value in our Consolidated Financial Statements. The carrying values of trade accounts receivable, trade accounts payable and other receivables are reflected in our Consolidated Financial Statements at historical cost, which is materially representative of their fair value principally because of the short-term maturities of these instruments.

Long-term investments — The cost basis of restricted trusts and escrow accounts invested in equity-based mutual funds and other equity securities was $77 million as of December 31, 2008 and $73 million at December 31, 2007. Unrealized holding gains and losses on these instruments are recorded as either an increase or decrease to the asset balance and deferred as a component of “Accumulated other comprehensive income” in the equity section of our Consolidated Balance Sheets. The net unrealized holding losses on these instruments, net of taxes, were $2 million as of December 31, 2008 and the net unrealized holding gains on these instruments, net of taxes, were

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5 million as of December 31, 2007. The fair value of our remaining available-for-sale securities approximates our cost basis in the investments.

Debt and interest rate derivatives — At December 31, 2008 and 2007, the carrying value of our debt was approximately $8.3 billion. The carrying value includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged. For active hedge arrangements, the fair value of the derivative is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate.

The estimated fair value of our debt was approximately $7.7 billion at December 31, 2008 and approximately $8.5 billion at December 31, 2007. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the attached interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments. The significant decline in the fair value of our debt when comparing 2008 with 2007 is primarily related to (i) the sharp decrease in market prices for corporate debt securities in late 2008 due to the overall condition of the credit markets, which caused a substantial decrease in the fair value of our publicly-traded senior notes; and (ii) a significant increase in current market rates on fixed-rate tax-exempt bonds.

18.	Acquisitions and Divestitures

Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our solid waste operations and enhance and expand our existing service offerings. We have seen the greatest opportunities for realizing superior returns from tuck-in acquisitions, which are primarily the purchases of collection operations that enhance our existing route structures and are strategically located near our existing disposal operations. During the years ended December 31, 2008, 2007 and 2006 we completed several acquisitions for a cost, net of cash acquired, of $280 million, $90 million, and $32 million, respectively.

Divestitures

The aggregate sales price for divestitures of operations was $59 million in 2008, $224 million in 2007, and $184 million in 2006. The proceeds from these sales were comprised substantially of cash. We recognized net gains on these divestitures of $33 million in 2008, $59 million in 2007, and $26 million in 2006. These divestitures have been made as part of our initiative to improve or divest certain under-performing and non-strategic operations. As disclosed in Note 3, we analyze operations that have been divested in order to determine if they qualify for discontinued operations reporting. We have determined that the operations that qualify for discontinued operations accounting are not material to our Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006. Additional information related to our divestitures activity is included in Note 12.

19.	Variable Interest Entities

We have financial interests in various variable interest entities. Following is a description of all interests that we consider significant. For purposes of applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, we are considered the primary beneficiary of certain of these entities. Such entities have been consolidated into our financial statements as noted below.

Consolidated variable interest entities

Waste-to-Energy LLCs — On June 30, 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we lease, operate and maintain. We own a 0.5% interest in one of the LLCs (“LLC I”) and a 0.25% interest in the second LLC (“LLC II”). John Hancock Life Insurance Company owns 99.5% of LLC I and 99.75% of LLC II is owned by LLC I and the CIT Group. In 2000, Hancock and CIT made an initial investment of $167 million in the LLCs, which was used to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase the three waste-to-energy facilities and assume the seller’s indebtedness. Under the LLC agreements, the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all members of the LLCs; (ii) December 31, 2063; (iii) a court’s dissolution of the LLCs; or (iv) the LLCs ceasing to own any interest in the waste-to-energy facilities.

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% based on their respective equity interests. All capital allocations made through December 31, 2008 have been based on initial capital account balances as the target returns have not yet been achieved.

Our obligations associated with our interests in the LLCs are primarily related to the lease of the facilities. In addition to our minimum lease payment obligations, we are required to make cash payments to the LLCs for differences between fair market rents and our minimum lease payments. These payments are subject to adjustment based on factors that include the fair market value of rents for the facilities and lease payments made through the re-measurement dates. In addition, we may be required under certain circumstances to make capital contributions to the LLCs based on differences between the fair market value of the facilities and defined termination values as provided for by the underlying lease agreements, although we believe the likelihood of the occurrence of these circumstances is remote.

We determined that we are the primary beneficiary of the LLCs because our interest in the entities is subject to variability based on changes in the fair market value of the leased facilities, while Hancock’s and CIT’s interests are structured to provide targeted returns based on their respective initial investments. As of December 31, 2008, our Consolidated Balance Sheet includes $342 million of net property and equipment associated with the LLCs’ waste-to-energy facilities and $228 million in minority interest associated with Hancock’s and CIT’s interests in the LLCs. During the years ended December 31, 2008, 2007 and 2006, we recognized minority interest expense of $41 million, $35 million and $33 million, respectively, for Hancock’s and CIT’s interests in the LLCs’ earnings, which are largely eliminated in WMI’s consolidation.

Trusts for Closure, Post-Closure or Environmental Remediation Obligations — We have determined that we are the primary beneficiary of trust funds that were created to settle certain of our closure, post-closure or environmental remediation obligations. Although we are not always the sole beneficiary of these trust funds, we have determined that we are the primary beneficiary because we retain a majority of the risks and rewards associated with changes in the fair value of the assets held in trust. As the trust funds are expected to continue to meet the statutory requirements for which they were established, we do not believe that there is any material exposure to loss associated with the trusts. The consolidation of these variable interest entities has not materially affected our financial position or results of operations.

Significant unconsolidated variable interest entities

Investments in Coal-Based Synthetic Fuel Production Facilities — As discussed in Note 8, through December 31, 2007, we owned an interest in two coal-based synthetic fuel production facilities. Along with the other equity investors, we supported the operations of the entities in exchange for a pro-rata share of the tax credits generated by the facilities. Our obligation to support the facilities’ operations was, therefore, limited to the tax benefit we received. We were not the primary beneficiary of either of these entities. As such, we accounted for these investments under the equity method of accounting and did not consolidate the facilities.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

residential customers throughout the United States and in Puerto Rico and Canada. The operations not managed through our six operating Groups are presented herein as “Other.”

During the second quarter of 2008, we moved certain Canadian business operations from the Western Group to the Midwest Group to facilitate improved business execution. The prior period segment information provided in the following table has been reclassified to reflect the impact of this change to provide financial information that consistently reflects our current approach to managing our operations.

Summarized financial information concerning our reportable segments for the respective years ended December 31 is shown in the following table (in millions):

				Income
	Gross	Intercompany	Net	from	Depreciation	Capital	Total
	Operating	Operating	Operating	Operations	and	Expenditures	Assets
	Revenues	Revenues(c)	Revenues	(d), (e)	Amortization	(f), (g)	(h), (i)

2008
Eastern	$3,182	$(596)	$2,586	$501	$274	$296	$4,278
Midwest	3,117	(471)	2,646	463	278	292	4,538
Southern	3,667	(491)	3,176	863	291	299	3,114
Western	3,300	(425)	2,875	601	233	290	3,628
Wheelabrator	912	(92)	820	323	56	24	2,359
WMRA	1,014	(19)	995	52	30	37	479
Other(a)	330	(40)	290	(58)	29	79	738

	15,522	(2,134)	13,388	2,745	1,191	1,317	19,134
Corporate and Other(b)	—	—	—	(511)	47	45	1,676

Total	$15,522	$(2,134)	$13,388	$2,234	$1,238	$1,362	$20,810

2007
Eastern	$3,281	$(631)	$2,650	$520	$289	$245	$4,279
Midwest	3,141	(498)	2,643	502	297	292	4,813
Southern	3,681	(540)	3,141	816	298	268	3,105
Western	3,350	(438)	2,912	604	228	220	3,533
Wheelabrator	868	(71)	797	292	57	26	2,399
WMRA	953	(21)	932	78	26	29	454
Other(a)	307	(72)	235	(40)	10	66	777

	15,581	(2,271)	13,310	2,772	1,205	1,146	19,360
Corporate and Other(b)	—	—	—	(518)	54	(2)	1,472

Total	$15,581	$(2,271)	$13,310	$2,254	$1,259	$1,144	$20,832

2006
Eastern	$3,614	$(739)	$2,875	$389	$322	$274	$4,386
Midwest	3,141	(521)	2,620	455	307	321	4,587
Southern	3,759	(568)	3,191	804	302	302	3,156
Western	3,373	(460)	2,913	620	238	339	3,517
Wheelabrator	902	(71)	831	315	60	11	2,453
WMRA	740	(20)	720	14	26	23	449
Other(a)	283	(70)	213	(23)	1	44	619

	15,812	(2,449)	13,363	2,574	1,256	1,314	19,167
Corporate and Other(b)	—	—	—	(545)	78	57	2,015

Total	$15,812	$(2,449)	$13,363	$2,029	$1,334	$1,371	$21,182

(a)	Our “Other” net operating revenues and “Other” income from operations include (i) the effects of those elements of our in-plant services, methane gas recovery and third-party sub-contract and administration revenues managed by our Upstream, Renewable Energy and National Accounts organizations that are not

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included with the operations of our reportable segments; and (ii) the impacts of investments that we are making in expanded service offerings such as portable self-storage, fluorescent lamp recycling and healthcare solutions. In addition, our “Other” income from operations reflects the impacts of (i) non-operating entities that provide financial assurance and self-insurance support for the operating Groups or financing for our Canadian operations; and (ii) certain year-end adjustments recorded in consolidation related to the reportable segments that were not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our six operating Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and other” also includes costs associated with our long-term incentive program and managing our international and non-solid waste divested operations, which primarily includes administrative expenses and the impact of revisions to our estimated obligations.

(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(d)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 3.

(e)	The income from operations provided by our four geographic segments is generally indicative of the margins provided by our collection, landfill and transfer businesses, although these Groups do provide recycling and other services that can affect these trends. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the regions in which our facilities are concentrated. Income from operations provided by our WMRA segment generally reflects operating margins typical of the recycling industry, which tend to be significantly lower than those provided by our base business and subject to increased variability due to the impacts of commodity prices. From time to time the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. Refer to Note 11 and Note 12 for an explanation of transactions and events affecting the operating results of our reportable segments.

(f)	Includes non-cash items. Capital expenditures are reported in our operating segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

(g)	Because of the length of time inherent in certain fleet purchases, our Corporate and Other segment initiates certain fleet-related purchases on behalf of our operating segments. The related capital expenditures are recorded in our Corporate and Other segment until the time at which the fleet items are delivered to our operating groups. Once delivery occurs, the total cost of the items received are reported as capital expenditures in our operating groups with an offset for the costs previously reported by the Corporate and Other segment. In 2007, the quantity of fleet purchases previously reported by the Corporate and Other segment that were delivered to our operating groups more than offset the quantity of new fleet purchases initiated by our Corporate and Other segment.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	The reconciliation of total assets reported above to “Total assets” in the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2008	2007	2006

Total assets, as reported above	$20,810	$20,832	$21,182
Elimination of intercompany investments and advances	(583)	(657)	(582)

Total assets, per Consolidated Balance Sheets	$20,227	$20,175	$20,600

(i)	Goodwill is included within each Group’s total assets. During the second quarter of 2008, we moved certain Canadian business operations from the Western Group to the Midwest Group to facilitate improved business execution. This realignment resulted in a reallocation of goodwill among our segments. The following table shows changes in goodwill during 2007 and 2008 by reportable segment on a realigned basis (in millions):

	Eastern	Midwest	Southern	Western	Wheelabrator	WMRA	Other	Total

Balance, December 31, 2006	$1,462	$1,253	$568	$1,115	$788	$106	$—	$5,292
Acquired goodwill	5	11	13	2	—	(2)	15	44
Divested goodwill, net of assets held-for-sale	4	—	—	24	—	(5)	—	23
Translation adjustments	—	40	—	7	—	—	—	47

Balance, December 31, 2007	$1,471	$1,304	$581	$1,148	$788	$99	$15	$5,406
Acquired goodwill	4	20	10	53	—	44	1	132
Divested goodwill, net of assets held-for-sale	(3)	(2)	(4)	—	—	—	—	(9)
Translation and other adjustments	(2)	(52)	(1)	(12)	—	—	—	(67)

Balance, December 31, 2008	$1,470	$1,270	$586	$1,189	$788	$143	$16	$5,462

The table below shows the total revenues by principal line of business (in millions):

	Years Ended December 31,
	2008	2007	2006

Collection	$8,679	$8,714	$8,837
Landfill	2,955	3,047	3,197
Transfer	1,589	1,654	1,802
Wheelabrator	912	868	902
Recycling(a)	1,180	1,135	905
Other(b)	207	163	169
Intercompany(c)	(2,134)	(2,271)	(2,449)

Operating revenues	$13,388	$13,310	$13,363

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	In addition to the revenue generated by WMRA, we have included recycling services generated within our four geographic operating Groups in the “Recycling” line-of-business.

(b)	The “Other” line-of-business includes in-plant services, methane gas recovery operations, Port-O-Let® services, portable self-storage, fluorescent lamp recycling, street and parking lot sweeping services and healthcare solutions services.

(c)	Intercompany revenues between lines of business are eliminated within the Consolidated Financial Statements included herein.

Net operating revenues relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	Years Ended December 31,
	2008	2007	2006

United States and Puerto Rico	$12,621	$12,566	$12,674
Canada	767	744	689

Total	$13,388	$13,310	$13,363

Property and equipment (net) relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	December 31,
	2008	2007	2006

United States and Puerto Rico	$10,355	$10,122	$10,163
Canada	1,047	1,229	1,016

Total	$11,402	$11,351	$11,179

21.	Quarterly Financial Data (Unaudited)

Fluctuations in our operating results between quarters may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and general economic conditions. In addition, our revenues and income from operations typically reflect seasonal patterns. Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as hurricanes generally experienced by our Southern Group actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the unaudited quarterly results of operations for 2008 and 2007 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Operating revenues	$3,266	$3,489	$3,525	$3,108
Income from operations	511	632	632	459
Net income	241	318	310	218
Basic earnings per common share	0.49	0.65	0.63	0.44
Diluted earnings per common share	0.48	0.64	0.63	0.44
2007
Operating revenues	$3,188	$3,358	$3,403	$3,361
Income from operations	481	633	565	575
Net income	238	338	278	309
Basic earnings per common share	0.45	0.65	0.54	0.61
Diluted earnings per common share	0.45	0.64	0.54	0.61

Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

From time to time, our operating results are significantly affected by unusual or infrequent transactions or events. The following significant and unusual items have affected the comparison of our operating results during the periods presented:

First Quarter 2008

•	Net income was positively affected by a $6 million reduction in our “Provision for income taxes” recognized as a result of the settlement of tax audits.

Second Quarter 2008

•	Net income was positively affected by (i) a $7 million reduction in our “Provision for income taxes” recognized as a result of the settlement of tax audits; and (ii) a $10 million net reduction in “Interest expense,” or $6 million net of tax, for the immediate recognition of fair value adjustments associated with terminated interest rate swaps related to our $244 million of 8.75% senior notes that were repaid in May 2008, but would have matured in 2018.

Third Quarter 2008

•	Income from operations was positively affected by the recognition of a $23 million net credit to “(Income) expense from divestitures, asset impairments and unusual items” due to $26 million of gains from divestitures of underperforming collection operations in our Southern Group, offset in part by a $3 million impairment charge recognized as a result of a decision to close a landfill in our Southern Group. These items positively affected net income for the period by $14 million, or $0.03 per diluted share.

•	Income from operations was negatively affected by $26 million of increased “Operating” expenses due to a labor disruption associated with the renegotiation of a collective bargaining agreement in Milwaukee,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wisconsin and the related agreement of the bargaining unit to withdraw from the Central States Pension Fund. These charges negatively affected net income for the period by $16 million, or $0.03 per diluted share.

Fourth Quarter 2008

•	Income from operations was positively affected by (i) a $6 million reduction in landfill amortization expenses associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace; and (ii) the recognition of a $5 million net credit to “(Income) expense from divestitures, asset impairments and unusual items” for the divestiture of operations, principally in our Midwest Group. These items positively affected net income for the period by $6 million, or $0.01 per diluted share.

•	Income from operations was negatively affected by (i) $24 million of increased “Operating” expenses due to labor disruptions associated with the renegotiation of various collective bargaining agreements and the related withdrawal of the bargaining units from multi-employer pension plans; and (ii) a $33 million charge to “Operating” expenses as a result of a decrease in the risk-free interest rate used to discount our environmental remediation liabilities. The charge to “Operating” expenses associated with the change in the discount rate used for our environmental remediation liabilities resulted in a $6 million decrease in minority interest expense during the period. Collectively, these items negatively affected net income for the period by $30 million, or $0.06 per diluted share.

•	Net income was positively affected by a $13 million reduction in our “Provision for income taxes” recognized as a result of tax audit settlements.

First Quarter 2007

•	Income from operations was improved by $15 million due to the favorable resolution of a disposal tax matter in our Eastern Group, which was recognized as a reduction to disposal fees and taxes within our “Operating” expenses. The resolution of this matter also increased “Interest income” for the quarter by $7 million. These items positively affected net income for the period by $13 million, or $0.02 per diluted share.

•	Income from operations was negatively affected by (i) a $21 million charge to “Operating” expenses for the early termination of a lease agreement in connection with the purchase of one of our independent power production plants; (ii) a $10 million charge to “(Income) expense from divestitures, asset impairments and unusual items” for impairment charges associated with two landfills in our Southern Group; and (iii) a $9 million “Restructuring” charge incurred to support a realignment of certain operations. These charges negatively affected net income for the period by $24 million, or $0.05 per diluted share.

•	Net income was positively affected by a $16 million reduction in our “Provision for income taxes” recognized as a result of the settlement of tax audits.

Second Quarter 2007

•	Income from operations was positively affected by the recognition of a $33 million net credit to “(Income) expense from divestitures, asset impairments and unusual items” due to gains from divestitures as a result of our fix-or-seek-exit initiative. These gains positively affected net income for the period by $17 million, or $0.03 per diluted share.

•	Net income was positively affected by a $22 million reduction in our “Provision for income taxes” related to (i) an $11 million credit recognized for the settlement of tax audits; (ii) an $8 million tax benefit related to the expected utilization of state net operating loss carryforwards and state tax credits; and (iii) a $3 million tax benefit related to scheduled tax rate reductions in Canada.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Third Quarter 2007

•	Income from operations was negatively affected by $26 million, principally for increased “Operating” expenses, due to a labor dispute in Oakland, California and, to a much lesser extent, the management of labor disputes and collective bargaining agreements in other parts of California. Costs incurred were largely related to security efforts and the deployment and lodging costs incurred for replacement workers who were brought to Oakland from across the organization. These costs negatively affected net income for the period by $16 million, or $0.03 per diluted share.

Fourth Quarter 2007

•	Income from operations was positively affected by (i) the recognition of a $14 million net credit to “(Income) expense from divestitures, asset impairments and unusual items” due to gains from divestitures as a result of our fix-or-seek-exit initiative; and (ii) a $18 million reduction in landfill amortization expenses associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace. These items positively affected net income for the period by $19 million, or $0.04 per diluted share.

•	Income from operations was negatively affected by $8 million, principally for increased “Operating” expenses, due to labor disruptions in California. These costs negatively affected net income for the period by $5 million, or $0.01 per diluted share.

•	Net income was positively affected by a $38 million reduction in our “Provision for income taxes” related to (i) a $10 million credit recognized for the settlement of tax audits; (ii) a $27 million tax benefit related to scheduled tax rate reductions in Canada; and (iii) a $1 million tax benefit related to the expected utilization of state net operating loss carryforwards and state tax credits.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2008

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$450	$—	$30	$—	$480
Other current assets	6	—	1,849	—	1,855

	456	—	1,879	—	2,335
Property and equipment, net	—	—	11,402	—	11,402
Investments and advances to affiliates	9,851	11,615	1,334	(22,800)	—
Other assets	109	18	6,363	—	6,490

Total assets	$10,416	$11,633	$20,978	$(22,800)	$20,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$507	$—	$328	$—	$835
Accounts payable and other current liabilities	76	17	2,108	—	2,201

	583	17	2,436	—	3,036
Long-term debt, less current portion	3,931	638	2,922	—	7,491
Other liabilities	—	—	3,515	—	3,515

Total liabilities	4,514	655	8,873	—	14,042
Minority interest in subsidiaries and variable interest entities	—	—	283	—	283
Stockholders’ equity	5,902	10,978	11,822	(22,800)	5,902

Total liabilities and stockholders’ equity	$10,416	$11,633	$20,978	$(22,800)	$20,227

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS — (Continued)

December 31, 2007

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$416	$—	$—	$(68)	$348
Other current assets	—	—	2,132	—	2,132

	416	—	2,132	(68)	2,480
Property and equipment, net	—	—	11,351	—	11,351
Investments in and advances to affiliates	9,617	10,622	173	(20,412)	—
Other assets	28	15	6,301	—	6,344

Total assets	$10,061	$10,637	$19,957	$(20,480)	$20,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$129	$—	$200	$—	$329
Accounts payable and other current liabilities	79	22	2,236	(68)	2,269

	208	22	2,436	(68)	2,598
Long-term debt, less current portion	4,034	889	3,085	—	8,008
Other liabilities	27	2	3,438	—	3,467

Total liabilities	4,269	913	8,959	(68)	14,073
Minority interest in subsidiaries and variable interest entities	—	—	310	—	310
Stockholders’ equity	5,792	9,724	10,688	(20,412)	5,792

Total liabilities and stockholders’ equity	$10,061	$10,637	$19,957	$(20,480)	$20,175

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2008
Operating revenues	$—	$—	$13,388	$—	$13,388
Costs and expenses	—	—	11,154	—	11,154

Income from operations	—	—	2,234	—	2,234

Other income (expense):
Interest income (expense)	(274)	(40)	(122)	—	(436)
Equity in subsidiaries, net of taxes	1,254	1,278	—	(2,532)	—
Minority interest	—	—	(41)	—	(41)
Equity in net losses of unconsolidated entities and other, net	—	—	(1)	—	(1)

	980	1,238	(164)	(2,532)	(478)

Income before income taxes	980	1,238	2,070	(2,532)	1,756
Provision for (benefit from) income taxes	(107)	(16)	792	—	669

Net income	$1,087	$1,254	$1,278	$(2,532)	$1,087

Year Ended December 31, 2007
Operating revenues	$—	$—	$13,310	$—	$13,310
Costs and expenses	—	—	11,056	—	11,056

Income from operations	—	—	2,254	—	2,254

Other income (expense):
Interest income (expense)	(291)	(66)	(117)	—	(474)
Equity in subsidiaries, net of taxes	1,347	1,389	—	(2,736)	—
Minority interest	—	—	(46)	—	(46)
Equity in net losses of unconsolidated entities and other, net	—	—	(31)	—	(31)

	1,056	1,323	(194)	(2,736)	(551)

Income before income taxes	1,056	1,323	2,060	(2,736)	1,703
Provision for (benefit from) income taxes	(107)	(24)	671	—	540

Net income	$1,163	$1,347	$1,389	$(2,736)	$1,163

Year Ended December 31, 2006
Operating revenues	$—	$—	$13,363	$—	$13,363
Costs and expenses	—	—	11,334	—	11,334

Income from operations	—	—	2,029	—	2,029

Other income (expense):
Interest income (expense)	(287)	(79)	(110)	—	(476)
Equity in subsidiaries, net of taxes	1,331	1,381	—	(2,712)	—
Minority interest	—	—	(44)	—	(44)
Equity in net losses of unconsolidated entities and other, net	—	—	(35)	—	(35)

	1,044	1,302	(189)	(2,712)	(555)

Income before income taxes	1,044	1,302	1,840	(2,712)	1,474
Provision for (benefit from) income taxes	(105)	(29)	459	—	325

Net income	$1,149	$1,331	$1,381	$(2,712)	$1,149

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2008
Cash flows from operating activities:
Net income	$1,087	$1,254	$1,278	$(2,532)	$1,087
Equity in earnings of subsidiaries, net of taxes	(1,254)	(1,278)	—	2,532	—
Other adjustments	(22)	(16)	1,526	—	1,488

Net cash provided by (used in) operating activities	(189)	(40)	2,804	—	2,575

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(280)	—	(280)
Capital expenditures	—	—	(1,221)	—	(1,221)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	112	—	112
Net receipts from restricted trust and escrow accounts and other, net	(2)	—	208	—	206

Net cash used in investing activities	(2)	—	(1,181)	—	(1,183)

Cash flows from financing activities:
New borrowings	944	—	581	—	1,525
Debt repayments	(760)	(244)	(781)	—	(1,785)
Common stock repurchases	(410)	—	—	—	(410)
Cash dividends	(531)	—	—	—	(531)
Exercise of common stock options and warrants	37	—	—	—	37
Minority interest distributions paid and other	7	—	(99)	—	(92)
(Increase) decrease in intercompany and investments, net	938	284	(1,290)	68	—

Net cash provided by (used in) financing activities	225	40	(1,589)	68	(1,256)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)

Increase in cash and cash equivalents	34	—	30	68	132
Cash and cash equivalents at beginning of period	416	—	—	(68)	348

Cash and cash equivalents at end of period	$450	$—	$30	$—	$480

Year Ended December 31, 2007
Cash flows from operating activities:
Net income	$1,163	$1,347	$1,389	$(2,736)	$1,163
Equity in earnings of subsidiaries, net of taxes	(1,347)	(1,389)	—	2,736	—
Other adjustments	(53)	(3)	1,332	—	1,276

Net cash provided by (used in) operating activities	(237)	(45)	2,721	—	2,439

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(90)	—	(90)
Capital expenditures	—	—	(1,211)	—	(1,211)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	278	—	278
Purchases of short-term investments	(1,220)	—	—	—	(1,220)
Proceeds from sales of short-term investments	1,404	—	—	—	1,404
Net receipts from restricted trust and escrow accounts and other, net	—	(4)	82	—	78

Net cash provided by (used in) investing activities	184	(4)	(941)	—	(761)

Cash flows from financing activities:
New borrowings	300	—	644	—	944
Debt repayments	(352)	—	(848)	—	(1,200)
Common stock repurchases	(1,421)	—	—	—	(1,421)
Cash dividends	(495)	—	—	—	(495)
Exercise of common stock options and warrants	142	—	—	—	142
Minority interest distributions paid and other	26	—	58	—	84
(Increase) decrease in intercompany and investments, net	1,594	49	(1,636)	(7)	—

Net cash provided by (used in) financing activities	(206)	49	(1,782)	(7)	(1,946)

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Decrease in cash and cash equivalents	(259)	—	—	(7)	(266)
Cash and cash equivalents at beginning of period	675	—	—	(61)	614

Cash and cash equivalents at end of period	$416	$—	$—	$(68)	$348

Year Ended December 31, 2006
Cash flows from operating activities:
Net income	$1,149	$1,331	$1,381	$(2,712)	$1,149
Equity in earnings of subsidiaries, net of taxes	(1,331)	(1,381)	—	2,712	—
Other adjustments	(52)	(9)	1,452	—	1,391

Net cash provided by (used in) operating activities	(234)	(59)	2,833	—	2,540

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(32)	—	(32)
Capital expenditures	—	—	(1,329)	—	(1,329)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	240	—	240
Purchases of short-term investments	(3,001)	—	—	—	(3,001)
Proceeds from sales of short-term investments	3,117	—	6	—	3,123
Net receipts from restricted trust and escrow accounts and other, net	—	—	211	—	211

Net cash used in investing activities	116	—	(904)	—	(788)

Cash flows from financing activities:
New borrowings	—	—	432	—	432
Debt repayments	—	(300)	(632)	—	(932)
Common stock repurchases	(1,072)	—	—	—	(1,072)
Cash dividends	(476)	—	—	—	(476)
Exercise of common stock options and warrants	295	—	—	—	295
Minority interest distributions paid and other	44	—	(94)	—	(50)
(Increase) decrease in intercompany and investments, net	1,304	359	(1,634)	(29)	—

Net cash provided by (used in) financing activities	95	59	(1,928)	(29)	(1,803)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Decrease in cash and cash equivalents	(23)	—	—	(29)	(52)
Cash and cash equivalents at beginning of period	698	—	—	(32)	666

Cash and cash equivalents at end of period	$675	$—	$—	$(61)	$614

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	New Accounting Pronouncements (Unaudited)

SFAS No. 157 — Fair Value Measurements

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Accordingly, as of December 31, 2008, we have not applied the provisions of SFAS No. 157 to our asset retirement obligations, which are accounted for under the provisions of SFAS No. 143. FSP FAS 157-2 establishes January 1, 2009 as the effective date of SFAS No. 157 with respect to these fair value measurements for the Company. We do not currently expect the application of the fair value framework established by SFAS No. 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on our consolidated financial statements. However, we will continue to assess the potential effects of SFAS No. 157 as additional guidance becomes available.

SFAS No. 141(R) — Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for the Company beginning January 1, 2009. The portions of the statement that relate to business combinations completed before the effective date will not have a material impact on our consolidated financial statements. However, our adoption of SFAS No. 141(R) will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It states that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 will be effective for the Company beginning January 1, 2009 and must be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The adoption of SFAS No. 160 will not have a material impact on our consolidated financial statements. However, it could impact our accounting for future transactions.

24.	Subsequent Event (Unaudited)

In February 2009, we announced that we were taking steps to further streamline our organization by consolidating many of our Market Areas. As a result of our restructuring, the 45 separate Market Areas that we previously operated have been consolidated into 25 Areas. We have found that our larger Market Areas generally were able to achieve efficiencies through economies of scale that were not present in our smaller Market Areas, and believe that this reorganization will allow us to lower costs and continue to standardize processes and improve productivity. It is also a proactive measure to ensure that we will continue to have the ability to operate efficiently and effectively in difficult economic times.

We currently estimate that this restructuring will eliminate over 1,000 employee positions throughout the Company and result in a restructuring charge of between $40 million and $50 million, principally for employee severance and benefit costs. We expect to recognize the majority of this charge during the first quarter of 2009.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Effectiveness of Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC, and is accumulated and communicated to management including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2008. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, to be held May 8, 2009.

We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at http://www.wm.com under the caption “Ethics and Diversity.”

Item 11.	Executive Compensation.

The information required by this Item is set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is set forth in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

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

Date: February 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Steiner David P. Steiner	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2009

/s/ Robert G. Simpson Robert G. Simpson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2009

/s/ Greg A. Robertson Greg A. Robertson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2009

/s/ Pastora San Juan Cafferty Pastora San Juan Cafferty	Director	February 17, 2009

/s/ Frank M. Clark Frank M. Clark	Director	February 17, 2009

/s/ Patrick W. Gross Patrick W. Gross	Director	February 17, 2009

/s/ John C. Pope John C. Pope	Chairman of the Board and Director	February 17, 2009

/s/ W. Robert Reum W. Robert Reum	Director	February 17, 2009

/s/ Steven G. Rothmeier Steven G. Rothmeier	Director	February 17, 2009

/s/ Thomas H. Weidemeyer Thomas H. Weidemeyer	Director	February 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the consolidated financial statements of Waste Management, Inc. as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated February 17, 2009 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas
February 17, 2009

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

			Accounts
	Balance	Charged	Written		Balance
	Beginning of	(Credited) to	Off/Use of		End of
	Year	Income	Reserve	Other(a)	Year

2006 — Reserves for doubtful accounts(b)	$62	$42	$(52)	$(1)	$51
2007 — Reserves for doubtful accounts(b)	$51	$43	$(44)	$(3)	$47
2008 — Reserves for doubtful accounts(b)	$47	$50	$(56)	$(2)	$39
2006 — Merger and restructuring accruals(c)	$8	$—	$(7)	$—	$1
2007 — Merger and restructuring accruals(c)	$1	$10	$(7)	$—	$4
2008 — Merger and restructuring accruals(c)	$4	$2	$(4)	$—	$2

(a)	The “Other” activity is related to reserves for doubtful accounts of acquired businesses, reserves associated with dispositions of businesses, reserves reclassified to operations held-for-sale, and reclassifications among reserve accounts.

(b)	Includes reserves for doubtful accounts receivable and notes receivable.

(c)	Included in accrued liabilities in our Consolidated Balance Sheets. These accruals represent employee severance and benefit costs and transitional costs.

INDEX TO EXHIBITS

Exhibit No.*		Description

3.1	—	Second Amended and Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002].
3.2	—	Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to Form 8-K dated December 11, 2008].
4.1	—	Specimen Stock Certificate [Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Indenture for Subordinated Debt Securities dated February 1, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
10.1	—	2004 Stock Incentive Plan [Incorporated by reference to Appendix C-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.2	—	2005 Annual Incentive Plan [Incorporated by reference to Appendix D-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.3	—	1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C to the Proxy Statement for the 2006 Annual Meeting of Stockholders].
10.4	—	Waste Management, Inc. 409A Deferral Savings Plan. [Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2006].
10.5	—	$2.4 Billion Revolving Credit Agreement by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto and Citibank, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A. and Bank of America, N.A., as Syndication Agents and Barclays Bank PLC and Deutsche Bank Securities Inc. as Documentation Agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Bookrunners dated August 17, 2006. [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006].
10.6	—	Ten-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003].
10.7	—	Seven-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003].
10.8	—	2003 Waste Management, Inc. Directors Deferred Compensation Plan [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2003].
10.9	—	Employment Agreement between the Company and Cherie C. Rice dated August 26, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2005].
10.10	—	Employment Agreement between the Company and Greg A. Robertson dated August 1, 2003 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004].
10.11	—	Employment Agreement between the Company and Lawrence O’Donnell III dated January 21, 2000 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000].
10.12	—	Employment Agreement between the Company and Lynn M. Caddell dated March 12, 2004 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004].
10.13	—	Employment Agreement between the Company and Duane C. Woods dated October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.14	—	Employment Agreement between the Company and David Steiner dated as of May 6, 2002 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002].

Exhibit No.*			Description

10.15		—	Employment Agreement between the Company and James E. Trevathan dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2000].
10.16		—	Employment Agreement between Recycle America Alliance, LLC and Patrick DeRueda dated as of August 4, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated August 8, 2005].
10.17		—	Employment Agreement between the Company and Robert G. Simpson dated as of October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.18		—	Employment Agreement between the Company and Barry H. Caldwell dated as of September 23, 2002 [Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.19		—	Employment Agreement between the Company and David Aardsma dated June 16, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 22, 2005].
10.20		—	Employment Agreement between the Company and Rick L Wittenbraker dated as of November 10, 2003 [Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].
10.21		—	Employment Agreement between Wheelabrator Technologies Inc. and Mark A. Weidman dated May 11, 2006. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 11, 2006].
10.22		—	Employment Agreement between the Company and Jeff Harris dated December 1, 2006. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2006].
10.23		—	Employment Agreement between the Company and Michael Jay Romans dated January 25, 2007. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 25, 2007].
10.24		—	Employment Agreement between Waste Management, Inc. and Brett Frazier dated July 13, 2007 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 13, 2007].
10.25		—	CDN $410,000,000 Credit Facility Credit Agreement by and between Waste Management of Canada Corporation (as Borrower), Waste Management, Inc. and Waste Management Holdings, Inc. (as Guarantors), BNP Paribas Securities Corp. and Scotia Capital (as Lead Arrangers and Book Runners) and Bank of Nova Scotia (as Administrative Agent) and the Lenders from time to time party to the Agreement dated as of November 30, 2005. [Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2005].
10.26		—	First Amendment Agreement dated as of December 21, 2007 to a Credit Agreement dated as of November 30, 2005 by and between Waste Management of Canada Corporation as borrower, Waste Management, Inc. and Waste Management Holdings, Inc. as guarantors, the lenders from time to time party thereto and the Bank of Nova Scotia as Administrative Agent.
12	.1*	—	Computation of Ratio of Earnings to Fixed Charges.
21	.1*	—	Subsidiaries of the Registrant.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
31	.1*	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31	.2*	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32	.1*	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32	.2*	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.

*	Filed herewith.