Form 10-Q
period 2009-03-31
WASTE MANAGEMENT INC
filed 2009-04-29
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 24, 2009 was 492,002,011 (excluding treasury shares of 138,280,450).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$947	$480
Accounts receivable, net of allowance for doubtful accounts of $42 and $39, respectively	1,357	1,463
Other receivables	111	147
Parts and supplies	103	110
Deferred income taxes	67	39
Other assets	119	96

Total current assets	2,704	2,335
Property and equipment, net of accumulated depreciation and amortization of $13,440 and $13,273, respectively	11,206	11,402
Goodwill	5,471	5,462
Other intangible assets, net	162	158
Other assets	857	870

Total assets	$20,400	$20,227

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$451	$716
Accrued liabilities	1,011	1,034
Deferred revenues	431	451
Current portion of long-term debt	693	835

Total current liabilities	2,586	3,036
Long-term debt, less current portion	8,096	7,491
Deferred income taxes	1,494	1,484
Landfill and environmental remediation liabilities	1,362	1,360
Other liabilities	669	671

Total liabilities	14,207	14,042

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,532	4,558
Retained earnings	5,642	5,631
Accumulated other comprehensive income	67	88
Treasury stock at cost, 138,355,917 and 139,546,915 shares, respectively	(4,344)	(4,381)

Total Waste Management, Inc. stockholders’ equity	5,903	5,902
Noncontrolling interests	290	283

Total equity	6,193	6,185

Total liabilities and equity	$20,400	$20,227

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months
	Ended
	March 31,
	2009	2008

Operating revenues	$2,810	$3,266

Costs and expenses:
Operating	1,725	2,092
Selling, general and administrative	337	368
Depreciation and amortization	289	297
Restructuring	38	—
(Income) expense from divestitures, asset impairments and unusual items	49	(2)

	2,438	2,755

Income from operations	372	511

Other income (expense):
Interest expense	(105)	(122)
Interest income	4	5
Other, net	—	(2)

	(101)	(119)

Income before income taxes	271	392
Provision for income taxes	101	144

Consolidated net income	170	248
Less: Net income attributable to noncontrolling interests	(15)	(7)

Net income attributable to Waste Management, Inc.	$155	$241

Basic earnings per common share	$0.31	$0.49

Diluted earnings per common share	$0.31	$0.48

Cash dividends declared per common share	$0.29	$0.27

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months
	Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Consolidated net income	$170	$248
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	289	297
Deferred income tax provision	(10)	17
Interest accretion on landfill liabilities	19	19
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	(9)	2
Provision for bad debts	19	14
Equity-based compensation expense	6	12
Net gain on disposal of assets	(1)	(5)
Effect of (income) expense from divestitures, asset impairments and unusual items	49	(2)
Excess tax benefits associated with equity-based transactions	—	(2)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	87	61
Other current assets	(23)	(38)
Other assets	(2)	4
Accounts payable and accrued liabilities	(40)	(34)
Deferred revenues and other liabilities	(35)	(32)

Net cash provided by operating activities	519	561

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(22)	(69)
Capital expenditures	(325)	(213)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	5	14
Net receipts from restricted trust and escrow accounts	46	77
Other	—	(9)

Net cash used in investing activities	(296)	(200)

Cash flows from financing activities:
New borrowings	895	803
Debt repayments	(452)	(544)
Common stock repurchases	—	(281)
Cash dividends	(143)	(133)
Exercise of common stock options	4	10
Excess tax benefits associated with equity-based transactions	—	2
Distributions paid to noncontrolling interests	(8)	(8)
Other	(51)	(92)

Net cash provided by (used in) financing activities	245	(243)

Effect of exchange rate changes on cash and cash equivalents	(1)	—

Increase in cash and cash equivalents	467	118
Cash and cash equivalents at beginning of period	480	348

Cash and cash equivalents at end of period	$947	$466

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

			Waste Management, Inc. Stockholders’ Equity
							Accumulated
							Other
					Additional		Comprehensive
		Comprehensive	Common Stock		Paid-In	Retained	Income	Treasury Stock		Noncontrolling
	Total	Income	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts	Interests

Balance, December 31, 2007	$6,102		630,282	$6	$4,542	$5,080	$229	(130,164)	$(4,065)	$310
Comprehensive Income:
Net income	1,128	$1,128	—	—	—	1,087	—	—	—	41
Other comprehensive income (loss), net of taxes:
Unrealized gains resulting from changes in fair values of derivative instruments, net of taxes of $25	40	40	—	—	—	—	40	—	—	—
Realized gains on derivative instruments reclassified into earnings, net of taxes of $24	(39)	(39)	—	—	—	—	(39)	—	—	—
Unrealized losses on marketable securities, net of taxes of $4	(18)	(18)	—	—	—	—	(7)	—	—	(11)
Translation adjustment of foreign currency statements	(127)	(127)	—	—	—	—	(127)	—	—	—
Change in funded status of defined benefit plan liabilities, net of taxes of $5	(8)	(8)	—	—	—	—	(8)	—	—	—

Other comprehensive income (loss)	(152)	(152)

Comprehensive income	976	$976

Cash dividends declared	(531)		—	—	—	(531)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	106		—	—	16	(4)	—	2,995	94	—
Common stock repurchases	(410)		—	—	—	—	—	(12,390)	(410)	—
Cumulative effect of change in accounting principle	(1)		—	—	—	(1)	—	—	—	—
Distributions paid to noncontrolling interests	(56)		—	—	—	—	—	—	—	(56)
Other	(1)		—	—	—	—	—	12	—	(1)

Balance, December 31, 2008	$6,185		630,282	$6	$4,558	$5,631	$88	(139,547)	$(4,381)	$283
Comprehensive Income:
Net income	170	$170	—	—	—	155	—	—	—	15
Other comprehensive income (loss), net of taxes:
Unrealized gains resulting from changes in fair values of derivative instruments, net of taxes of $5	8	8	—	—	—	—	8	—	—	—
Realized gains on derivative instruments reclassified into earnings, net of taxes of $4	(7)	(7)	—	—	—	—	(7)	—	—	—
Unrealized losses on marketable securities, net of taxes of $1	(3)	(3)	—	—	—	—	(1)	—	—	(2)
Translation adjustment of foreign currency statements	(21)	(21)	—	—	—	—	(21)	—	—	—

Other comprehensive income (loss)	(23)	(23)

Comprehensive income	147	$147

Cash dividends declared	(143)		—	—	—	(143)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	10		—	—	(26)	(1)	—	1,189	37	—
Distributions paid to noncontrolling interests	(8)		—	—	—	—	—	—	—	(8)
Other	2		—	—	—	—	—	2	—	2

Balance, March 31, 2009	$6,193		630,282	$6	$4,532	$5,642	$67	(138,356)	$(4,344)	$290

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; Waste Management’s wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management or its subsidiaries are the primary beneficiary. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WMI,” we are referring only to Waste Management, Inc., the parent holding company.

We manage and evaluate our principal operations through five operating Groups, of which four are organized by geographic area and one is organized by function. Our geographic operating Groups, which include our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, recycling and disposal services. Our functional operating group is the Wheelabrator Group, which provides waste-to-energy services. We also provide additional waste management services that are not managed through our five Groups, which are presented in this report as “Other.” Additional information related to our segments, including changes in our basis of segmentation from December 31, 2008, can be found under “Reclassifications,” below, and in Note 9.

The Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, and self-insurance reserves and recoveries. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Accounting Changes

SFAS No. 157 — In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS No. 157 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by SFAS No. 157 to these fair value measurements did not have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective January 1, 2009, we adopted SFAS No. 141(R). The portions of the statement that relate to business combinations completed on or before January 1, 2009 did not have a material impact on our consolidated financial statements. Further, business combinations completed in the first quarter of 2009 were not material to our financial position, results of operations or cash flows. However, to the extent that future business combinations are material, our adoption of SFAS No. 141(R) will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also establishes that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS No. 160 on January 1, 2009. The presentation and disclosure requirements of SFAS No. 160, which must be applied retrospectively for all periods presented, have resulted in reclassifications to our prior period consolidated financial information and the remeasurement of our 2008 effective tax rate.

Reclassifications

Statement of Cash Flows — As a result of an increase in the significance of certain non-cash expenses, we have elected to separately identify the effects of “Interest accretion on landfill liabilities,” “Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets” and “Equity-based compensation expense” within the “Cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows. We have made reclassifications in our 2008 Condensed Consolidated Statements of Cash Flows to conform prior year information with our current period presentation.

Segments — During the first quarter of 2009, we transferred responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities to the management teams of our geographic Groups. We believe that by integrating the management of these aspects of our recycling operations with the remainder of our solid waste business we can ensure that we are focusing on maximizing the profitability and return on invested capital of all aspects of our business as well as more efficiently providing comprehensive environmental solutions to our customers. As a result of this operational change, we also changed the way we review the financial results of our geographic Groups. Beginning in 2009, the financial results of our material recovery facilities and secondary processing facilities are included as a component of their respective geographic Group or segment and the financial results of our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. We have reflected the impact of this change for all periods presented to provide financial information that consistently reflects our current approach to managing our geographic Group operations. Refer to Note 9 for further discussion about our reportable segments.

Certain other minor reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2009			December 31, 2008
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$108	$50	$158	$108	$49	$157
Long-term	1,128	234	1,362	1,110	250	1,360

	$1,236	$284	$1,520	$1,218	$299	$1,517

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2008 and the three months ended March 31, 2009 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2007	$1,178	$284
Obligations incurred and capitalized	51	—
Obligations settled	(72)	(38)
Interest accretion	77	8
Revisions in estimates	(13)	49
Acquisitions, divestitures and other adjustments	(3)	(4)

December 31, 2008	1,218	299
Obligations incurred and capitalized	9	—
Obligations settled	(10)	(7)
Interest accretion	19	1
Revisions in estimates	1	(10)
Acquisitions, divestitures and other adjustments	(1)	1

March 31, 2009	$1,236	$284

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $211 million at March 31, 2009, and is primarily included as long-term “Other assets” in our Condensed Consolidated Balance Sheet.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rates of each major category as of March 31, 2009:

	March 31,	December 31,
	2009	2008

Revolving credit facility (weighted average interest rate of 2.4% at December 31, 2008)	$—	$300
Letter of credit facilities	—	—
Canadian credit facility (weighted average interest rate of 2.2% at March 31, 2009 and 3.3% at December 31, 2008)	235	242
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.0% to 7.75% (weighted average interest rate of 6.9% at March 31, 2009 and 6.8% at December 31, 2008)	5,411	4,628
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 0.4% to 7.4% (weighted average interest rate of 3.7% at March 31, 2009 and 3.9% at December 31, 2008)	2,673	2,684
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2029, fixed and variable interest rates ranging from 0.4% to 9.3% (weighted average interest rate of 4.6% at March 31, 2009 and 4.9% at December 31, 2008)	220	220
Capital leases and other, maturing through 2050, interest rates up to 12%	250	252

Total long-term debt	8,789	8,326
Current portion of long-term debt	693	835

Long-term debt, less current portion	$8,096	$7,491

As of March 31, 2009, we had $896 million of debt maturing within twelve months. We have classified $203 million of these borrowings as long-term as of March 31, 2009 based on our intent and ability to refinance these borrowings on a long-term basis.

The significant changes in our debt balances from December 31, 2008 to March 31, 2009 are related to the following:

•	Revolving credit facility — We repaid $300 million of the outstanding borrowings with proceeds from the issuance of senior notes as discussed below.

•	Canadian credit facility — Approximately $102 million of advances matured and were renewed under the terms of the credit facility. The decrease in the carrying value of this obligation is due to currency translation adjustments, which were partially offset by the impact of interest accretion. As of March 31, 2009 and December 31, 2008, $203 million and $209 million, respectively, of these advances were classified as long-term based on our intent and ability to refinance the obligations on a long-term basis under the terms of the facility.

•	Senior notes — In February 2009, we issued $350 million of 6.375% senior notes due March 11, 2015 and $450 million of 7.375% senior notes due March 11, 2019. The net proceeds from the debt issuance were $793 million. A portion of the proceeds from this offering was used to repay $300 million of outstanding borrowings under the revolving credit facility, with the remaining proceeds to be used to repay $500 million of 6.875% senior notes that mature in May 2009. Accordingly, the $500 million of 6.875% senior notes have been classified as current as of March 31, 2009.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Tax-exempt bonds — We issued $30 million of tax-exempt bonds during the three months ended March 31, 2009. The proceeds from the issuance of the bonds were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. Accordingly, the restricted funds provided by these financing activities have not been included in “New Borrowings” in our Condensed Consolidated Statement of Cash Flows. During the three months ended March 31, 2009, $41 million of our tax-exempt bonds were repaid with available cash.

4.	Income Taxes

Our effective tax rate for the three months ended March 31, 2009 was 37.2% compared with 36.8% for the comparable prior year period. As a result of our adoption of SFAS No. 160, the measurement of our effective tax rate has changed from previous years. This change is a result of an increase in our “Income before income taxes” resulting from the exclusion of “Net income attributable to noncontrolling interests,” or what was previously referred to as “Minority interest” expense, from this measure. Our 2008 effective tax rate has been remeasured and reported in a manner consistent with the current measurement approach. Amounts reported as “Net income attributable to noncontrolling interests” are reported net of any applicable taxes.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three- month periods ended March 31, 2009 and 2008 is primarily due to the unfavorable impact of state and local income taxes. For the three months ended March 31, 2008, the unfavorable impact of state and local income taxes was offset, in part, by the favorable impact of tax audit settlements, which reduced our provision for income taxes for the period by $6 million. Our provision for income taxes for the three months ended March 31, 2008 also included a $3 million tax benefit for the final true-up of our 2007 non-conventional fuel tax credits.

We evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

5.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months
	Ended
	March 31,
	2009	2008

Consolidated net income	$170	$248

Other comprehensive income (loss), net of taxes:
Unrealized gains resulting from changes in fair value of derivative instruments, net of taxes	8	6
Realized gains on derivative instruments reclassified into earnings, net of taxes	(7)	(5)
Unrealized losses on marketable securities, net of taxes	(3)	(3)
Translation adjustment of foreign currency statements	(21)	(22)

Other comprehensive income (loss)	(23)	(24)

Comprehensive income	147	224
Comprehensive income attributable to noncontrolling interests	(13)	(5)

Comprehensive income attributable to Waste Management, Inc.	$134	$219

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income were as follows (in millions):

	March 31,	December 31,
	2009	2008

Accumulated unrealized loss on derivative instruments, net of taxes	$(18)	$(19)
Accumulated unrealized loss on marketable securities, net of taxes	(3)	(2)
Cumulative translation adjustment of foreign currency statements	92	113
Underfunded post-retirement benefit obligations, net of taxes	(4)	(4)

	$67	$88

6.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months
	Ended
	March 31,
	2009	2008

Number of common shares outstanding at end of period	491.9	492.4
Effect of using weighted average common shares outstanding	(0.1)	3.6

Weighted average basic common shares outstanding	491.8	496.0
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.2	2.3

Weighted average diluted common shares outstanding	493.0	498.3

Potentially issuable shares	14.7	17.9
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	3.3	2.3

7.	Commitments and Contingencies

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

We also have guaranteed the obligations of and provided indemnification to third parties in the ordinary course of business. Guarantee agreements outstanding as of March 31, 2009 include guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $12 million; agreements guaranteeing the market value of homeowners’ properties adjacent to landfills; and the guarantee of interest rate swap obligations of the funding entity in connection with our letter of credit facility. Our indemnification obligations generally provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. We do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements are accounted for as incurred.

Environmental matters — A significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection, as we are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by operations, or for damage caused by conditions that existed before we acquired a site. In addition to remediation activity required by state or local authorities, such liabilities include potentially responsible party, or PRP, investigations. The costs associated with these liabilities can include settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy.

Estimating our degree of responsibility for remediation of a particular site is inherently difficult and determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amounts that are the low ends of such ranges in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $110 million higher than the $284 million recorded in the Condensed Consolidated Financial Statements as of March 31, 2009. Our ongoing review of our remediation liabilities could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of March 31, 2009, we had been notified that we are a PRP in connection with 74 locations listed on the EPA’s National Priorities List, or NPL. Of the 74 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at or near the time that we make the remedial expenditures. The other 58 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation — In April 2002, two former participants in the ERISA plans of Waste Management Holdings, Inc., a wholly-owned subsidiary we acquired in 1998 (“WM Holdings”), filed a lawsuit in the U.S. District Court for the District of Columbia in a case entitled William S. Harris, et al. v. James E. Koenig, et al. The lawsuit named as defendants WM Holdings and various members of WM Holdings’ Board of Directors prior to July 1998, and the Administrative Committee of WM Holdings’ ERISA plans and its individual members; various members of the Administrative and Investment Committees of WMI’s ERISA plans; and State Street Bank & Trust, the trustee and investment manager of WMI’s ERISA plans. The lawsuit attempts to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the securities class action against WM Holdings that was settled in 1998 and the securities class action against WMI that was settled in 2001. The defendants filed motions to dismiss the complaints on the pleadings and in April 2009, the Court granted in part and denied in part the defendants’ motions. The Court dismissed the plaintiffs’ claims that were based on alleged accounting irregularities by WM Holdings for the time period between January 1990 and February 1998. However, the Court denied defendants’ motion to dismiss plaintiffs’ claims alleging breaches of fiduciary duties against all of the defendants during the time period between July 1999 and December 1999 based on defendants allowing the WM Holdings ERISA plan to participate in the settlement of the securities class action against WM Holdings. Each of Mr. Pope, Mr. Rothmeier and Ms. San Juan Cafferty, members of our Board of Directors, was a member of the WM Holdings’ Board of Directors and therefore is a named defendant in these actions, as is Mr. Simpson, our Chief Financial Officer, by virtue of his membership on the WMI ERISA plan Investment Committee. The Court also denied the defendants’ motion for dismissal for the claims during the time period between February 2002 and July 2002 against State Street for failing to adequately represent the plaintiffs’ interests in the settlement of the securities class action against WMI. All of the defendants intend to defend themselves vigorously.

There are two separate wage and hour lawsuits pending against certain of our subsidiaries in California, each seeking class certification. The actions have recently been coordinated to proceed in San Diego County. Both lawsuits make the same general allegations that the defendants failed to comply with certain California wage and hour laws, including allegedly failing to provide meal and rest periods, and failing to properly pay hourly and overtime wages. Similarly, a purported class action lawsuit was filed against WMI in August 2008 in federal court in Minnesota alleging that we violated the Fair Labor Standards Act. We deny the claims in all of the actions and intend to vigorously defend all of these matters. As these matters are in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcomes cannot be predicted at this time, nor can possible damages, if any, be reasonably estimated.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 20, 2008, we filed a lawsuit in state district court in Harris County, Texas against SAP AG and SAP America, Inc., alleging fraud and breach of contract. The lawsuit relates to our 2005 software license from SAP for a waste and recycling revenue management system and agreement for SAP to implement the software on a fixed-fee basis. We have alleged that SAP demonstrated and sold software that SAP represented was a mature, “out-of-the-box” software solution that met the specific business requirements of the Company, that no production, modification or customization would be necessary and that the software would be fully implemented throughout the Company in 18 months. We are pursuing all legal remedies, including recovery of all payments we have made, costs we have incurred and the benefits we have not realized. SAP filed a general denial to the suit. Discovery is ongoing and we have been assigned a trial date of March 2010. We are vigorously pursuing all claims available.

During the first quarter of 2009, we determined to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of a revenue management system that would include the licensed SAP software. Accordingly, after careful consideration of the failures and immaturity of the SAP software, we determined to abandon any alternative that includes the use of the SAP software. Our determination to abandon the SAP software resulted in a non-cash impairment charge of $49 million. Refer to Note 10 for additional information related to the impairment charge.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. The following matter, pending as of March 31, 2009, is disclosed in accordance with that requirement:

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

Tax matters — We are currently in the examination phase of an IRS audit for the 2008 tax year. We expect this audit to be completed within the next nine months. Audits associated with state and local jurisdictions date back to 1999 and examinations associated with Canada date back to 1998. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

We have approximately $2.9 billion of tax-exempt financings as of March 31, 2009. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code, which exempt from taxation the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest income earned by the bondholders in the transactions. The requirements of the Code are complex, and failure to comply with these requirements could cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code and applicable regulations.

8.	Restructuring

In January 2009, we took steps to further streamline our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with the remainder of our solid waste business; and (iii) realigning our Corporate organization with this new structure in order to provide support functions more efficiently.

Our principal operations are managed through our Groups, which are discussed in Note 9. Each of our geographic Groups had been further divided into several Market Areas. As a result of our restructuring, the 45 separate Market Areas that we previously operated have been consolidated into 25 Areas. We have found that our larger Market Areas generally were able to achieve efficiencies through economies of scale that were not present in our smaller Market Areas, and believe that this reorganization will allow us to lower costs and continue to standardize processes and improve productivity. In addition, during the first quarter of 2009, responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities was transferred from our Waste Management Recycle America, or WMRA, organization to our geographic Groups. By integrating the management of these recycling services with the remainder of our solid waste business, we have significantly reduced the overhead costs associated with managing this portion of our business and have increased the geographic Groups’ focus on maximizing the profitability and return on invested capital of all aspects of our business as well as more efficiently providing comprehensive environmental solutions to our customers.

This reorganization has eliminated over 1,300 employee positions throughout the Company. During the first quarter of 2009, we recognized a $38 million pre-tax restructuring charge associated with this reorganization, $36 million of which was related to employee severance and benefit costs. The remaining charge was primarily related to abandoned operating lease agreements. The following table summarizes the charge recognized for this restructuring by each of our current reportable segments and our Corporate organization (in millions):

Eastern	$8
Midwest	8
Southern	8
Western	5
Wheelabrator	—
Corporate	9

Total	$38

Through March 31, 2009, we had paid approximately $12 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the third quarter of 2010.

We currently expect to incur additional restructuring charges of between $5 million and $15 million associated with this reorganization during 2009.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Segment and Related Information

We currently manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western and Wheelabrator Groups. These five Groups are presented below as our reportable segments. Our segments provide integrated waste management services consisting of collection, disposal (solid waste and hazardous waste landfills), transfer, waste-to-energy facilities and independent power production plants that are managed by Wheelabrator, recycling services and other services to commercial, industrial, municipal and residential customers throughout the United States and in Puerto Rico and Canada. The operations not managed through our five operating Groups are presented herein as “Other.”

As a result of the transfer of responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities to the management teams of our geographic Groups, we also changed the way we review the financial results of our geographic Groups. Beginning in 2009, the financial results of our material recovery facilities and secondary processing facilities are included as a component of their respective geographic Group or segment and the financial results of our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. We have reflected the impact of this change for all periods presented to provide financial information that consistently reflects our current approach to managing our geographic Group operations. As of December 31, 2008, $94 million, $88 million, $104 million and $58 million of recycling assets were transferred to our Eastern, Midwest, Southern and Western Groups, respectively. The remaining $135 million of our recycling assets as of December 31, 2008, which primarily included trade accounts receivable, have been reclassified for reporting purposes to our “Other” operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following tables (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues	Revenues	Operations

March 31, 2009
Eastern	$692	$(122)	$570	$92
Midwest	649	(95)	554	85
Southern	833	(107)	726	197
Western	757	(100)	657	128
Wheelabrator	201	(26)	175	39
Other	132	(4)	128	(31)

	3,264	(454)	2,810	510
Corporate and Other	—	—	—	(138)

Total	$3,264	$(454)	$2,810	$372

March 31, 2008
Eastern	$797	$(138)	$659	$123
Midwest	774	(112)	662	102
Southern	932	(127)	805	218
Western	834	(106)	728	153
Wheelabrator	213	(22)	191	58
Other	231	(10)	221	(16)

	3,781	(515)	3,266	638
Corporate and Other	—	—	—	(127)

Total	$3,781	$(515)	$3,266	$511

Fluctuations in our operating results between quarters may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and general economic conditions. During the periods presented, the comparability of the revenue and operating results of our geographic Groups has been significantly affected by (i) the continued economic downturn, which resulted in a decrease in our revenues from the first quarter of 2008 to the first quarter of 2009 due to reduced consumer and business spending; (ii) sharply lower recycling commodities prices when comparing the first quarter of 2009 with the first quarter of 2008; (iii) our continued focus on pricing, which continues to increase our revenues and the operating margins of our collection line of business; and (iv) a 38% decline in diesel fuel prices, which resulted in a decline in both revenues and operating expenses when comparing the first quarter of 2009 with the first quarter of 2008. As disclosed in Note 8, the income from operations of each of our geographic Groups for the three months ended March 31, 2009 has also been affected by our January 2009 reorganization.

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

10.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

As of December 31, 2008, our “Property and equipment” included $70 million of accumulated costs associated with the development of our waste and recycling revenue management system. Approximately $49 million of these costs were specifically associated with the purchase of the license of SAP’s waste and recycling revenue management software and the efforts required to develop and configure that software for our use. The remaining costs were associated with the general efforts of integrating a revenue management system with our existing applications and hardware.

After a failed pilot implementation of the software in one of our smallest market areas, the development efforts associated with this revenue management system were suspended in 2007. As disclosed in Note 7, in March 2008, we filed suit against SAP and have been assigned a trial date of March 2010.

During the first quarter of 2009, we determined that we plan to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of a revenue management system that would include the licensed SAP software. Accordingly, after careful consideration of the failures of the SAP software, we determined to abandon any alternative that includes the use of the SAP software. Our determination to abandon the SAP software resulted in a non-cash impairment charge of $49 million.

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

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As of March 31, 2009, our assets that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(a)	$927	$927	$—	$—
Available-for-sale securities(b)	344	344	—	—
Interest rate derivatives(c),(d)	83	—	83	—
Foreign currency derivatives(e)	41	—	41	—
Environmental remediation recovery assets(f)	27	—	—	27

Total assets	$1,422	$1,271	$124	$27

(a)	Our cash equivalents consist primarily of money market funds that invest in United States government obligations with original maturities of three months or less.

(b)	These assets include (i) restricted trusts and escrow accounts invested in money market mutual funds; (ii) restricted trusts and escrow accounts invested in equity-based mutual funds; and (iii) other equity securities.

(c)	We use interest rate swaps to maintain a strategic portion of our debt obligations at variable, market-driven interest rates. As of March 31, 2009, we have approximately $5.3 billion in fixed-rate senior notes outstanding. The interest payments on $2.0 billion of these senior notes have been swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates. We have designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. The following table summarizes the impact of our interest rate derivatives on our balance sheet as of March 31, 2009 (in millions):

Derivatives designated as hedging
instruments under SFAS No. 133	Balance Sheet Location	Fair Value

Interest rate contracts	Current other assets	$1
Interest rate contracts	Long-term other assets	$82

Gains or losses on the derivatives as well as the offsetting losses or gains on the hedged item attributable to interest rate risk are recognized in current earnings. We include gains and losses on derivative instruments in the same financial statement line item as offsetting gains and losses on the related hedged items. The following table summarizes the impact of changes in the fair value of our derivatives and the underlying hedged items on our results of operations for the three months ended March 31, 2009 (in millions):

Statement of Operations	Gain (Loss) on	Gain (Loss) on
Classification	Swap	Fixed-Rate Debt

Interest expense	$(9)	$9

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Certain of our interest rate derivative instruments contain provisions related to the Company’s credit ratings. If the Company’s credit rating were to fall below investment grade, the counterparties have the ability to cancel the derivative agreements and request immediate payment of derivative instruments in net liability positions. We do not have any derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2009.

(e)	We use foreign currency exchange rate derivatives to hedge our exposure to changes in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. As of March 31, 2009, we have foreign currency forward contracts outstanding for all of our anticipated cash flows associated with an outstanding debt arrangement with these wholly-owned subsidiaries. The hedged cash flows include $370 million of principal payments, which are scheduled for December 31, 2010, and $44 million of total interest payments scheduled for December 31, 2009 and December 31, 2010. We have designated our foreign currency derivatives as cash flow hedges. The following table summarizes the impact of our foreign currency derivatives on our balance sheet as of March 31, 2009 (in millions):

Derivatives Designated as Hedging
Instruments Under SFAS No. 133	Balance Sheet Location	Fair Value

Foreign exchange contracts	Current other assets	$2
Foreign exchange contracts	Long-term other assets	$39

Gains or losses on the derivatives as well as the offsetting losses or gains on the hedged item attributable to foreign currency exchange risk are recognized in current earnings. We include gains and losses on derivative instruments in the same financial statement line item as offsetting gains and losses on the related hedged items. The following table summarizes the impact of our cash flow derivatives on our results of operations and comprehensive income for the three months ended March 31, 2009 (in millions):

Amount of Gain or
Derivatives in	(Loss) Recognized		Amount of Gain or
SFAS No. 133 Cash	in OCI on	Statement of	(Loss) Reclassified
Flow Hedging	Derivatives	Operations	from AOCI into
Relationships	(Effective Portion)	Classification	Income (Effective Portion)

Foreign exchange contracts	$8	Other income (expense)	$7

There was no significant ineffectiveness during the three months ended March 31, 2009.

(f)	Changes in the fair value of these assets are generally related to (i) revisions in our estimates of the cost to remediate a site because the amounts owed by third parties are directly related to the underlying environmental remediation liabilities; (ii) receipt of funds from third parties; (iii) changes in our expectations for the recovery of the balances; (iv) the accretion of interest income; and (v) changes in the applicable discount rates due to either fluctuations in market interest rates or changes in the credit-worthiness of our counterparties. There have not been any material changes in these fair value measurements during the three months ended March 31, 2009.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$921	$—	$26	$—	$947
Other current assets	9	—	1,748	—	1,757

	930	—	1,774	—	2,704
Property and equipment, net	—	—	11,206	—	11,206
Investments in and advances to affiliates	9,862	11,799	1,511	(23,172)	—
Other assets	107	17	6,366	—	6,490

Total assets	$10,899	$11,816	$20,857	$(23,172)	$20,400

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$502	$35	$156	$—	$693
Accounts payable and other current liabilities	75	6	1,812	—	1,893

	577	41	1,968	—	2,586
Long-term debt, less current portion	4,419	603	3,074	—	8,096
Other liabilities	—	—	3,525	—	3,525

Total liabilities	4,996	644	8,567	—	14,207
Equity:
Stockholders’ equity	5,903	11,172	12,000	(23,172)	5,903
Noncontrolling interests	—	—	290	—	290

	5,903	11,172	12,290	(23,172)	6,193

Total liabilities and equity	$10,899	$11,816	$20,857	$(23,172)	$20,400

December 31, 2008

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$450	$—	$30	$—	$480
Other current assets	6	—	1,849	—	1,855

	456	—	1,879	—	2,335
Property and equipment, net	—	—	11,402	—	11,402
Investments and advances to affiliates	9,851	11,615	1,334	(22,800)	—
Other assets	109	18	6,363	—	6,490

Total assets	$10,416	$11,633	$20,978	$(22,800)	$20,227

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$507	$—	$328	$—	$835
Accounts payable and other current liabilities	76	17	2,108	—	2,201

	583	17	2,436	—	3,036
Long-term debt, less current portion	3,931	638	2,922	—	7,491
Other liabilities	—	—	3,515	—	3,515

Total liabilities	4,514	655	8,873	—	14,042
Equity:
Stockholders’ equity	5,902	10,978	11,822	(22,800)	5,902
Noncontrolling interests	—	—	283	—	283

	5,902	10,978	12,105	(22,800)	6,185

Total liabilities and equity	$10,416	$11,633	$20,978	$(22,800)	$20,227

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,810	$—	$2,810
Costs and expenses	—	—	2,438	—	2,438

Income from operations	—	—	372	—	372

Other income (expense):
Interest income (expense)	(64)	(10)	(27)	—	(101)
Equity in subsidiaries, net of taxes	194	200	—	(394)	—
Other, net	—	—	—	—	—

	130	190	(27)	(394)	(101)

Income before income taxes	130	190	345	(394)	271
Provision for (benefit from) income taxes	(25)	(4)	130	—	101

Consolidated net income	155	194	215	(394)	170
Less: Net income attributable to noncontrolling interests	—	—	(15)	—	(15)

Net income attributable to Waste Management, Inc.	$155	$194	$200	$(394)	$155

Three Months Ended March 31, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,266	$—	$3,266
Costs and expenses	—	—	2,755	—	2,755

Income from operations	—	—	511	—	511

Other income (expense):
Interest income (expense)	(68)	(16)	(33)	—	(117)
Equity in subsidiaries, net of taxes	284	294	—	(578)	—
Other, net	—	—	(2)	—	(2)

	216	278	(35)	(578)	(119)

Income before income taxes	216	278	476	(578)	392
Provision for (benefit from) income taxes	(25)	(6)	175	—	144

Consolidated net income	241	284	301	(578)	248
Less: Net income attributable to noncontrolling interests	—	—	(7)	—	(7)

Net income attributable to Waste Management, Inc.	$241	$284	$294	$(578)	$241

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income	$155	$194	$215	$(394)	$170
Equity in earnings of subsidiaries, net of taxes	(194)	(200)	—	394	—
Other adjustments	(5)	(12)	366	—	349

Net cash provided by (used in) operating activities	(44)	(18)	581	—	519

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(22)	—	(22)
Capital expenditures	—	—	(325)	—	(325)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	5	—	5
Net receipts from restricted trust and escrow accounts and other, net	—	—	46	—	46

Net cash provided by (used in) investing activities	—	—	(296)	—	(296)

Cash flows from financing activities:
New borrowings	793	—	102	—	895
Debt repayments	(300)	—	(152)	—	(452)
Cash dividends	(143)	—	—	—	(143)
Exercise of common stock options	4	—	—	—	4
Distributions paid to noncontrolling interests and other	—	—	(59)	—	(59)
(Increase) decrease in intercompany and investments, net	161	18	(179)	—	—

Net cash provided by (used in) financing activities	515	18	(288)	—	245

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	471	—	(4)	—	467
Cash and cash equivalents at beginning of period	450	—	30	—	480

Cash and cash equivalents at end of period	$921	$—	$26	$—	$947

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Three Months Ended March 31, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income	$241	$284	$301	$(578)	$248
Equity in earnings of subsidiaries, net of taxes	(284)	(294)	—	578	—
Other adjustments	9	(7)	311	—	313

Net cash provided by (used in) operating activities	(34)	(17)	612	—	561

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(69)	—	(69)
Capital expenditures	—	—	(213)	—	(213)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	14	—	14
Net receipts from restricted trust and escrow accounts and other, net	—	—	68	—	68

Net cash used in investing activities	—	—	(200)	—	(200)

Cash flows from financing activities:
New borrowings	644	—	159	—	803
Debt repayments	(350)	—	(194)	—	(544)
Common stock repurchases	(281)	—	—	—	(281)
Cash dividends	(133)	—	—	—	(133)
Exercise of common stock options	10	—	—	—	10
Distributions paid to noncontrolling interests and other	3	—	(101)	—	(98)
(Increase) decrease in intercompany and investments, net	182	17	(267)	68	—

Net cash provided by (used in) financing activities	75	17	(403)	68	(243)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase in cash and cash equivalents	41	—	9	68	118
Cash and cash equivalents at beginning of period	416	—	—	(68)	348

Cash and cash equivalents at end of period	$457	$—	$9	$—	$466

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Some of the risks that we face and that could affect our business and financial statements for 2009 and beyond include the following:

•	continued volatility and further deterioration in the credit markets, inflation, higher interest rates and other general and local economic conditions may negatively affect the volumes of waste generated, our liquidity, our financing costs and other expenses;

•	economic conditions may negatively affect parties with whom we do business, which could result in late payments or the uncollectability of receivables as well as the non-performance of certain agreements, including expected funding under our credit agreement, which could negatively impact our liquidity and results of operations;

•	competition may negatively affect our profitability or cash flows, our price increases may have negative effects on volumes, and price roll-backs and lower than average pricing to retain and attract customers may negatively affect our average yield on our collection and disposal business;

•	we may be unable to maintain or expand margins if we are unable to control costs or raise prices;

•	we may not be able to successfully execute or continue our operational or other margin improvement plans and programs, including: pricing increases; passing on increased costs to our customers; reducing costs; and divesting under-performing assets and purchasing accretive businesses, the failures of which could negatively affect our revenues and margins;

•	weather conditions cause our quarter-to-quarter results to fluctuate, and harsh weather or natural disasters may cause us to temporarily shut down operations;

•	possible changes in our estimates of costs for site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses;

•	regulations may negatively impact our business by, among other things, restricting our operations, increasing costs of operations or requiring additional capital expenditures;

•	climate change legislation, including possible limits on carbon emissions, may negatively impact our results of operations by increasing expenses related to tracking, measuring and reporting our greenhouse gas emissions and increasing operating costs and capital expenditures that may be required to comply with any such legislation;

•	if we are unable to obtain and maintain permits needed to open, operate, and/or expand our facilities, our results of operations will be negatively impacted;

•	limitations or bans on disposal or transportation of out-of-state, cross-border, or certain categories of waste, as well as mandates on the disposal of waste, can increase our expenses and reduce our revenue;

•	fuel price increases or fuel supply shortages may increase our expenses or restrict our ability to operate;

•	increased costs or the inability to obtain financial assurance or the inadequacy of our insurance coverages could negatively impact our liquidity and increase our liabilities;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	fluctuations in commodity prices may have negative effects on our operating results;

•	trends requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of waste could have negative effects on volumes of waste going to landfills and waste-to-energy facilities;

•	efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have chosen to be represented by unions, which could lead to labor disruptions, including strikes and lock-outs, which could adversely affect our results of operations and cash flows;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs, limit our ability to conduct or expand our operations, or limit our ability to execute our business plans and strategies;

•	problems with the operation of our current information technology or the development and deployment of new information systems could decrease our efficiencies and increase our costs;

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations; and

•	we may reduce or permanently eliminate our dividend or share repurchase program, reduce capital spending or cease acquisitions if cash flows are less than we expect and we are not able to obtain capital needed to refinance our debt obligations, including near-term maturities, on acceptable terms.

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

Overview

In the first quarter of 2009, our revenues were $2.8 billion compared with $3.3 billion for the first quarter of 2008. Net income attributable to Waste Management, Inc. for the quarter was $155 million, or $0.31 per diluted share, compared with $241 million, or $0.48 per diluted share, for the first quarter of 2008. In order to meaningfully compare the results of our first quarter of 2009 with the prior year period, it is important to highlight the following items, which significantly affected our 2009 results:

•	The decrease in demand for recyclable commodities both domestically and internationally and the resulting sharp decline in recyclable commodity prices that we experienced in the fourth quarter of 2008 continued into the first quarter of 2009. The decrease in recyclable commodity prices reduced our revenues by $178 million when comparing the first quarter of 2009 with the first quarter of 2008. Although these revenue declines were offset in part by a reduction in our operating expenses, we have determined that the change in the recyclable commodities markets had a negative $0.09 impact on our diluted earnings per share.

•	We recognized a pre-tax, non-cash charge of $49 million related to the abandonment of SAP software as our revenue management system, which had a negative $0.06 impact on our diluted earnings per share.

•	We recognized a pre-tax charge of $38 million for our January 2009 restructuring, which was primarily related to severance and benefit costs. The restructuring charge reduced diluted earnings per share for the quarter by $0.05, although we are beginning to see significant cost reductions, particularly in our selling, general and administrative expenses, that indicate that we will quickly realize the benefit of our streamlined structure. In 2009, we expect annualized cost savings from this restructuring to exceed $120 million.

We believe that our operating results demonstrate our success in pricing discipline, operating efficiently and generating strong earnings and cash flows through a challenging economic environment.

Revenues declined by $456 million when comparing the first quarter of 2009 with the first quarter of 2008. Over 70% of this decrease was due to commodity impacts related to recycling materials, fuel and energy, and non-operational items including foreign currency translation and one fewer workday during the first quarter of 2009. The remaining decrease can be attributed to volume declines, which were partially offset by increased revenues from yield on our collection and disposal business. Volume declines during the first quarter of 2009 were generally due to the slowdown in the economy, which is significantly affecting the volumes of our more economically sensitive industrial collection operations, although our commercial collection volumes have also declined due to the significant decreases in consumer and business spending. These revenue declines were partially offset by internal revenue growth from yield on our collection and disposal operations, which increased our first quarter 2009 revenues by $84 million, or 2.6%, reflecting our commitment to pricing even in the current economic environment.

Our operating expenses decreased from $2.1 billion, or 64.1% of revenues, in the first quarter of 2008 to $1.7 billion, or 61.4% of revenues in the current period. The significant decrease in these expenses is primarily due to lower costs of goods sold as a result of the weakened commodities markets, lower direct and indirect fuel costs as a result of a 38% reduction in diesel fuel prices and lower costs in each of our ten operating expense categories due to the decrease in volumes. Our selling, general and administrative expenses decreased by $31 million, or 8.4%, from $368 million in the first quarter of 2008 to $337 million in the first quarter of 2009. The decrease is due in large part to the cost savings that we are beginning to realize as a result of our January 2009 restructuring and our focus on identifying and reducing discretionary costs. The reductions in our operating and selling, general and administrative expenses when comparing the first quarter of 2009 with the first quarter of 2008 demonstrate our focus on operating efficiently. While we are encouraged that these efforts are allowing us to maintain our margins on our base business, we believe that it is necessary to identify and manage potential exposures over the short- and long-term. Steps taken to date include the implementation of a salary freeze, reductions in planned spending for travel and meetings and an increased focus on monitoring the financial health of suppliers and customers. We are also in the process of fully implementing our restructuring plan intended to streamline our field-based management structure and increase the efficiency of our Corporate organization.

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

We calculate free cash flow as shown in the table below (in millions), which may not be the same as similarly titled measures presented by other companies:

	Three Months
	Ended
	March 31,
	2009	2008

Net cash provided by operating activities	$519	$561
Capital expenditures	(325)	(213)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	5	14

Free cash flow	$199	$362

We believe that our ability to generate over $500 million in operating cash flow during the first quarter of 2009 in spite of this challenging economic environment is an indication of the strength and resilience of our solid waste business. Our continued ability to generate cash flows in line with our expectations has allowed us to continue to make capital investments intended to sustain and grow our business. For example, our capital expenditures for the first quarter of 2009 included approximately $30 million related to the purchase of a permitted landfill development project in our Southern Group. The remaining increase in capital expenditures when comparing the first quarter of 2009 with the prior year period can generally be attributed to timing differences associated with cash payments for the previous year’s fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. A more significant portion of our fourth quarter 2008 spending was paid in cash in 2009 than in the preceding year.

Basis of Presentation of Consolidated and Segment Financial Information

Accounting Changes

SFAS No. 157 — In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS No. 157 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by SFAS No. 157 to these fair value measurements did not have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective January 1, 2009, we adopted SFAS No. 141(R). The portions of the statement that relate to business combinations completed on or before January 1, 2009 did not have a material impact on our consolidated financial statements. Further, business combinations completed in the first quarter of 2009 were not material to our financial position, results of operations or cash flows. However, to the extent that future business combinations are material, our adoption of SFAS No. 141(R) will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also establishes that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS No. 160 on January 1, 2009. The presentation and disclosure requirements of SFAS No. 160, which must be applied retrospectively for all periods presented, have resulted in reclassifications to our prior period consolidated financial information and the remeasurement of our 2008 effective tax rate.

Reclassifications

Segments — During the first quarter of 2009, we transferred responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities to the management teams of our geographic Groups. We believe that by integrating the management of these aspects of our recycling operations with the remainder of our solid waste business we can ensure that we are focusing on maximizing the profitability and return on invested capital of all aspects of our business as well as more efficiently providing comprehensive environmental solutions to our customers. As a result of this operational change, we also changed the way we review the financial results of our geographic Groups. Beginning in 2009, the financial results of our material recovery facilities and secondary processing facilities are included as a component of their respective geographic Group or segment and the financial results of our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. We have reflected the impact of this change for all periods presented to provide financial information that consistently reflects our current approach to managing our geographic Group operations.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements the most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments and self-insurance reserves and recoveries, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Results of Operations

Operating Revenues

We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western, and Wheelabrator (which includes our waste-to-energy facilities and independent power production plants, or IPPs) Groups. These five operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each period provided by our five operating Groups and our Other waste services:

	Three Months
	Ended
	March 31,
	2009	2008

Eastern	$692	$797
Midwest	649	774
Southern	833	932
Western	757	834
Wheelabrator	201	213
Other	132	231
Intercompany	(454)	(515)

Total	$2,810	$3,266

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months
	Ended
	March 31,
	2009	2008

Collection	$1,952	$2,138
Landfill	600	685
Transfer	321	380
Wheelabrator	201	213
Recycling	143	320
Other	47	45
Intercompany	(454)	(515)

Total	$2,810	$3,266

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of current period changes:

	Period-to-Period Change
	2009 vs. 2008
		As a% of	As a% of
		Related	Total
	Amount	Business(a)	Company(b)

Average yield:
Collection, landfill and transfer	$84	3.3%	2.6%
Waste-to-energy disposal(c)	—	—	—

Collection and disposal(c)	84	3.1	2.6
Recycling commodity	(178)	(53.0)	(5.5)
Electricity(c)	(9)	(10.8)	(0.3)
Fuel surcharges and mandated fees	(64)	(42.1)	(2.0)

Total	(167)	(5.2)	(5.2)
Volume	(265)		(8.1)

Internal revenue growth	(432)		(13.3)
Acquisition	23		0.7
Divestitures	(12)		(0.3)
Foreign currency translation	(35)		(1.1)

	$(456)		(14.0)%

(a)	These percentages are calculated by dividing the increase or decrease for the three months ended March 31, 2009 by related business revenue for the three months ended March 31, 2008, adjusted to exclude the impacts of divestitures of operations that contributed to revenues for the three months ended March 31, 2008 ($12 million). The table below summarizes the related business revenues for the three months ended March 31, 2008, adjusted to exclude the impacts of divestitures, which represents the denominator used to calculate the percentages of related business:

Related business revenues:
Collection, landfill and transfer	$2,582
Waste-to-energy disposal	101

Collection and disposal	2,683
Recycling commodity	336
Electricity	83
Fuel surcharges and mandated fees	152

Total Company	$3,254

(b)	These percentages are calculated by dividing the amount of the increase or decrease for the three months ended March 31, 2009 by total company revenue for the three months ended March 31, 2008 ($3,266 million) adjusted to exclude the impacts of divestitures ($12 million).

(c)	Average yield from “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator Group, which are reported as “Electricity” revenues. In prior periods, amounts reported as “Electricity” revenues were attributable to Wheelabrator’s IPPs only. Beginning with our current period reporting, “Electricity” also includes electricity-related revenues at our waste-to-energy facilities. Accordingly, beginning in 2009, the “Waste-to-energy disposal” component of “Collection and disposal” average yield is principally related to disposal revenues.

Our revenues decreased $456 million, or 14.0%, for the three months ended March 31, 2009 as compared with the prior year period. Over 70% of this decline can be attributed to (i) recyclable commodity prices; (ii) lower fuel prices, which reduced revenue provided by our fuel surcharge program; (iii) foreign currency translation on revenues from our Canadian operations; (iv) fewer work days in the current quarter than in the same quarter of the prior year; and (v) the effect of lower electricity prices on our waste-to-energy business. In addition, revenues continue to decline due to lower volumes, which has been driven by the slowdown in the economy. During the first quarter of 2009, economic pressures continued to significantly reduce consumer and business spending, which means less waste is being produced. A portion of the volume decline can also be attributed to our continued focus on improving our margins through increased pricing. Our revenue growth from average yield on our collection and disposal operations was $84 million in the first quarter of 2009, which demonstrates our commitment to pricing even in the current economic environment.

The following provides further details associated with our period-to-period change in revenues.

Collection and disposal average yield — This measure reflects the effect on our revenue from the pricing activities of our collection, transfer, landfill and waste-to-energy disposal operations, exclusive of volume changes. Revenue growth from collection and disposal average yield includes not only base rate changes and environmental and service fee increases, but also (i) certain average price changes related to the overall mix of services, which are due to both the types of services provided and the geographic locations where our services are provided; (ii) changes in average price from new and lost business; and (iii) price decreases to retain customers.

The increases in yield were driven by our collection operations, which experienced substantial yield growth in all lines of business and in every geographic operating group primarily as a result of our continued focus on pricing. As discussed below, increased collection revenues due to pricing have been more than offset by revenue declines from lower collection volumes. However, increased yield on base business and a focus on controlling variable costs continue to provide margin improvements in our collection line of business. In addition to the improvements in the collection line of business, we experienced increases in revenues from yield at our landfills and our transfer stations due to our continued focus on pricing activities.

Revenues from our environmental fee, which are included in average yield on collection and disposal, increased from $42 million for the three months ended March 31, 2008 to $52 million for the three months ended March 31, 2009.

Recycling commodity — Decreases in the prices of the recycling commodities we process resulted in a decline in revenues of $178 million for the three months ended March 31, 2009 as compared with the prior year period. During the fourth quarter of 2008, we saw a rapid decline in commodity prices due to a significant decrease in the demand for commodities both domestically and internationally. Commodity demand and prices continued to be weak in the first quarter of 2009, particularly as compared with the same period of the prior year when commodity prices were increasing. For the first three months of 2009, average prices for old corrugated cardboard decreased by almost 75% and average prices for old newsprint decreased by almost 65% as compared with the comparable prior year period.

Electricity — For the three months ended March 31, 2009, we experienced declines in revenue from yield at our waste-to-energy facilities due to the falling natural gas prices. The changes in revenue from yield provided by our waste-to-energy business are largely due to fluctuations in rates charged for electricity under our power purchase contracts, which generally are indexed to natural gas prices. Our waste-to-energy facilities’ exposure to market price volatility is increasing as more long-term contracts expire and we shift our focus to a varied-term portfolio strategy to minimize energy risk.

Fuel surcharges and mandated fees — Revenue generated by our fuel surcharge program decreased by $64 million when comparing the first quarter of 2009 with the first quarter of 2008. This decline is directly attributable to the decrease in the cost of fuel.

The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — The $265 million decline in revenues due to lower volumes when comparing the three months ended March 31, 2009 with the corresponding prior year period have been driven by a $150 million decline in our collection volumes. Our industrial collection operations experienced the most significant revenue declines due to lower volumes as a result of the continued slowdown in both residential and commercial construction activities across the United States. While our commercial collection line of business tends to be relatively recession resistant, we have experienced some volume declines in this business that we attribute to the recessionary environment. In addition, our revenues from collection volumes continue to decrease as we improve margins through increased pricing.

During the three-month period, we also experienced declines in third-party revenue at our landfills due to reduced municipal solid waste and special waste volumes. The most significant decline was in the municipal solid waste stream particularly in the Eastern and Western Groups due primarily to the slowdown in the economy.

Declines in revenues due to lower third party volumes in our transfer station operations have been the most notable in our Eastern Group and can generally be attributed to the effects of pricing and sluggish economic conditions. Revenues decreased $24 million when comparing the first quarter of 2009 with the first quarter of 2008 due to lower volumes in our recycling operations. The decrease was attributable to the drastic decline in the domestic and international demand for recyclables in late 2008 that has continued in 2009.

Acquisition and Divestitures — Revenues increased $23 million due to acquisitions, while divestitures accounted for decreased revenues of $12 million for the three months ended March 31, 2009. Revenue growth from acquisitions exceeded revenue declines from divestitures, reflecting (i) that there are less under-performing operations that are being considered for divestiture and (ii) the resulting shift of focus to accretive acquisitions.

Operating Expenses

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three-month periods ended March 31 (dollars in millions):

	Three Months
	Ended		Period-to-
	March 31,		Period
	2009	2008	Change

Labor and related benefits	$556	$593	$(37)	(6.2)%
Transfer and disposal costs	216	257	(41)	(16.0)
Maintenance and repairs	269	279	(10)	(3.6)
Subcontractor costs	170	217	(47)	(21.7)
Cost of goods sold	96	216	(120)	(55.6)
Fuel	89	168	(79)	(47.0)
Disposal and franchise fees and taxes	135	142	(7)	(4.9)
Landfill operating costs	43	64	(21)	(32.8)
Risk management	50	57	(7)	(12.3)
Other	101	99	2	2.0

	$1,725	$2,092	$(367)	(17.5)%

As summarized in the table above, our operating expenses decreased by $367 million, or 17.5%, when comparing the three months ended March 31, 2009 with the comparable prior year period. Our operating expenses as a percentage of revenues decreased from 64.1% in the first quarter of 2008 to 61.4% in the current period. The decreases in our operating expenses during the first quarter of 2009 can largely be attributed to the following economic and market conditions:

•	Volume declines — In the first quarter of 2009, we experienced volume declines as a result of the weaker economy and our focus on our pricing program. We continue to manage our fixed costs and reduce our variable costs as we experience volume declines, and have achieved significant cost savings as a result. These cost decreases have benefited each of the operating cost categories identified in the table above.

•	Lower market prices for commodities — Market prices for commodities declined sharply when comparing the first quarter of 2009 with the corresponding prior year period. This significant decrease in market prices was the driver of the current quarter decrease in cost of goods sold. Market prices for recyclable commodities climbed robustly through most of 2008, achieving multi-year record levels during the first quarter of 2008. However, during the fourth quarter of 2008, the market prices and demand for recyclable commodities declined sharply. These multi-year low prices and demand carried into the first quarter of 2009 and had a significant negative impact on the recycling portion of our business.

•	Fuel cost decreases — On average, diesel fuel prices decreased 38% from $3.55 per gallon in the first quarter of 2008 to $2.19 per gallon in the first quarter of 2009. Lower fuel costs caused decreases in both our direct fuel costs and our subcontractor costs for the first quarter of 2009.

•	Weakening of the Canadian dollar — When comparing the average exchange rate for the first quarter of 2009 with the first quarter of 2008, the Canadian rate weakened by 19%, which decreased our expenses in all operating cost categories.

After considering the significant impacts that these general economic and market conditions had on our operating expenses for the first quarter of 2009, we are encouraged that our results continue to reflect our focus on identifying operational efficiencies that translate into cost savings and on managing our fixed costs and reducing our variable costs as volumes decline due to our pricing program and the current economic downturn.

Other items affecting the comparability of our operating expenses by category for the three months ended March 31, 2009 and 2008 include the following:

•	Labor and related benefits — Decreases are a result of (i) cost savings provided by our operational improvement initiatives; and (ii) a benefit from the impact of the reorganization the Company initiated in January of 2009, although most of these savings are reflected in our selling, general and administrative expenses. These cost savings have been offset by higher salaries and hourly wages due to annual merit increases that were effective on April 1, 2008.

•	Maintenance and repairs — These costs have declined as a result of various fleet initiatives that have favorably affected our maintenance, parts and supplies costs, which have been offset by cost increases due to changes in the timing and scope of planned maintenance projects at our waste-to-energy and landfill gas-to-energy facilities.

•	Landfill operating costs — These cost decreases can be attributed to:

(i) the recognition of a $10 million favorable adjustment during the first quarter of 2009 due to higher United States Treasury rates, which are used to estimate the present value of our environmental remediation obligations. During the first quarter of 2009, the discount rate used was increased from 2.25% to 2.75%; and

(ii) the impact of the January 1, 2008 adoption of SFAS No. 157 with respect to assets and liabilities recognized at fair value on a recurring basis, which resulted in a $6 million charge to landfill operating costs during the first quarter of 2008.

•	Risk management — cost decreases due primarily to reduced costs related to auto and general liability, partially offset by higher costs associated with workers’ compensation.

Selling, General and Administrative

The following table summarizes the major components of our selling, general and administrative costs for the three-month periods ended March 31 (dollars in millions):

	Three Months
	Ended		Period-to-
	March 31,		Period
	2009	2008	Change

Labor and related benefits	$196	$217	$(21)	(9.7)%
Professional fees	34	37	(3)	(8.1)
Provision for bad debts	21	15	6	40.0
Other	86	99	(13)	(13.1)

	$337	$368	$(31)	(8.4)%

Labor and related benefits — During the current quarter we began realizing benefits associated with our January 2009 reorganization (which is discussed in the Restructuring section below). Other items affecting the comparability of our labor and related benefits expenses include (i) lower non-cash compensation costs associated with the equity-based compensation provided for by our long-term incentive plans as a result of both a decline in our stock price and relatively lower performance against established targets than in the prior year; and (ii) a decline in contract labor costs that were primarily incurred for Corporate support functions.

Provision for bad debts — The increase in our provision for bad debts is due to the effects of the weakened economy, which has increased collection risks associated with certain customers.

Other — During the current year we experienced lower travel and entertainment costs resulting from the Company’s increased efforts to reduce controllable spending. These lower costs were attributable, in part, to the recent reorganization.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization costs for the three-month periods ended March 31 (dollars in millions):

	Three Months
	Ended		Period-to-
	March 31,		Period
	2009	2008	Change

Depreciation of tangible property and equipment	$195	$197	$(2)	(1.0)%
Amortization of landfill airspace	88	94	(6)	(6.4)
Amortization of intangible assets	6	6	—	—

	$289	$297	$(8)	(2.7)

The decrease in depreciation and amortization expense in 2009 can generally be attributed to landfill volume declines.

Restructuring

In January 2009, we took steps to further streamline our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with the remainder of our solid waste business; and (iii) realigning our Corporate organization with this new structure in order to provide support functions more efficiently.

Our principal operations are managed through our Groups, which are discussed in Note 9. Each of our geographic Groups had been further divided into several Market Areas. As a result of our restructuring, the 45 separate Market Areas that we previously operated have been consolidated into 25 Areas. We have found that our larger Market Areas generally were able to achieve efficiencies through economies of scale that were not present in our smaller Market Areas, and believe that this reorganization will allow us to lower costs and continue to standardize processes and improve productivity. In addition, during the first quarter of 2009, responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities was transferred from our Waste Management Recycle America, or WMRA, organization to our geographic Groups. By integrating the management of our recycling services with the remainder of our solid waste business, we have significantly reduced the overhead costs associated with managing this portion of our business and have increased the geographic Groups’ focus on maximizing the profitability and return on invested capital of all aspects of our business as well as more efficiently providing comprehensive environmental solutions to our customers.

This reorganization has eliminated over 1,300 employee positions throughout the Company. During the first quarter of 2009, we recognized a $38 million pre-tax restructuring charge associated with this reorganization, $36 million of which was related to employee severance and benefit costs. The remaining charge was primarily related to abandoned operating lease agreements. We currently expect to incur additional restructuring charges of between $5 million and $15 million associated with this reorganization during 2009.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

As of December 31, 2008, our “Property and equipment” included $70 million of accumulated costs associated with the development of our waste and recycling revenue management system. Approximately $49 million of these costs were specifically associated with the purchase of the license of SAP’s waste and recycling revenue management software and the efforts required to develop and configure that software for our use. The remaining costs were associated with the general efforts of integrating a revenue management system with our existing applications and hardware.

After a failed pilot implementation of the software in one of our smallest market areas, the development efforts associated with this revenue management system were suspended in 2007. As disclosed in Note 7 to our Condensed Consolidated Financial Statements, in March 2008, we filed suit against SAP and have been assigned a trial date of March 2010.

During the first quarter of 2009, we determined that we plan to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of a revenue management system that would include the licensed SAP software. Accordingly, after careful consideration of the failures of the SAP software, we determined to abandon any alternative that includes the use of the SAP software. Our determination to abandon the SAP software resulted in a non-cash impairment charge of $49 million.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three-month periods ended March 31 and provides explanations of significant factors contributing to the identified variances (dollars in millions):

	Three Months
	Ended		Period-to-
	March 31,		Period
	2009	2008	Change

Reportable segments:
Eastern	$92	$123	$(31)	(25.2)%
Midwest	85	102	(17)	(16.7)
Southern	197	218	(21)	(9.6)
Western	128	153	(25)	(16.3)
Wheelabrator	39	58	(19)	(32.8)
Other	(31)	(16)	(15)	*

	510	638	(128)	(20.1)
Corporate and Other	(138)	(127)	(11)	8.7

Total	$372	$511	$(139)	(27.2)%

*	Percentage change does not provide a meaningful comparison.

Reportable segments — The following general market and economic conditions and the impacts of our January 2009 reorganization were the main drivers of the decline in the income from operations of each of our four geographic segments when comparing the first quarter of 2009 with the first quarter of 2008:

•	Significantly lower recycling commodity prices in the first quarter of 2009 as compared with the first quarter of 2008 had an unfavorable effect on each Group’s results. During the fourth quarter of 2008, commodity prices dropped sharply as a result of a significant decrease in the demand for commodities both domestically and internationally and these market conditions continued during the first quarter of 2009. The significant decline in commodity prices resulted in reduced earnings, including operating losses at certain of our recycling businesses, during the first quarter of 2009 compared with the strong earnings they produced during the first quarter of 2008 when commodity prices were at record highs.

•	We recorded $38 million of restructuring charges during the first quarter of 2009 associated with our January 2009 reorganization. Refer to Note 8 of our Condensed Consolidated Financial Statements for information related to the impact of this charge on each of our reportable segments.

•	Each Group experienced declines in revenues due to lower volumes. The volume declines were generally the result of the significant downturn in the overall economic environment, particularly in our industrial collection line of business which has been affected by the sharp decline in residential and commercial construction across the United States.

The negative impact of these factors has been partially offset by the favorable effects of (i) increased yield on our collection and disposal business as a result of our pricing strategies, particularly in our collection operations; and (ii) cost savings attributed to our recent reorganization, our continued focus on controlling costs through operating efficiencies and our increased focus on reducing controllable selling, general and administrative expenses, particularly for travel and entertainment.

Other significant items included those affecting the comparability of our Midwest and Wheelabrator Groups’ results of operations for the three-month periods ended March 31, 2009 and 2008, which are summarized below:

Midwest — When comparing the average exchange rate for the first quarter of 2009 with the first quarter of 2008, the Canadian rate weakened by 19%, which decreased the Group’s income from operations. The effects of foreign currency translation were the most significant to this Group because substantially all of our Canadian operations are managed by our Midwest organization.

Wheelabrator — Lower natural gas market prices, increased exposure to current energy market prices and higher repairs and maintenance costs unfavorably affected the Group’s income from operations for the first quarter of 2009. Exposure to current energy market prices increased from 2% of total energy production for the first quarter of 2008 to 28% during the current quarter due in large part to the expiration of several long-term energy contracts. The Group’s exposure to current energy market price volatility will continue to grow as several long-term contracts are set to expire later this year. The increase in maintenance and repairs costs is primarily due to differences in the timing and scope of planned maintenance activities at waste-to-energy facilities during each period.

Significant items affecting the comparability of the remaining components of our results of operations for the three-month periods ended March 31, 2009 and 2008 are summarized below:

Other — The unfavorable change in operating results is largely due to (i) the unfavorable effect of lower recycling commodity prices on our recycling brokerage activities; (ii) an increase in costs being incurred to support the identification and development of new lines of business that will complement our core business; and (iii) certain quarter-end adjustments recorded in consolidation related to our reportable segments that were not included in the measure of segment income from operations used to assess their performance for the periods disclosed.

Corporate and Other — The increase in expenses in the first quarter of 2009 as compared with the first quarter of 2008 is primarily due to:

•	a $49 million charge recognized during the first quarter of 2009 associated with the abandonment of SAP software as our revenue management system; and

•	a $9 million restructuring charge recognized as a result of our January 2009 reorganization.

The increases in expenses noted above were largely offset by the impacts of the following:

•	a significant decline in selling, general and administrative expenses resulting from workforce reductions associated with the restructuring, increased efforts to reduce our controllable spending and lower equity compensation costs;

•	the recognition of a $10 million favorable adjustment by our closed sites management group during the first quarter of 2009 due to an increase in the United States Treasury rates used to estimate the present value of our environmental remediation obligations; and

•	the recognition of a $6 million charge by our closed sites management group during the first quarter of 2008 related to the adoption of SFAS No. 157, which resulted in the re-measurement of the fair value of environmental remediation recovery assets.

Other Components of Net Income Attributable to Waste Management, Inc.

The following table summarizes the other major components of our net income for the three-month periods ended March 31 (dollars in millions):

	Three Months
	Ended		Period-to-
	March 31,		Period
	2009	2008	Change

Interest expense	$(105)	$(122)	$17	(13.9)%
Interest income	4	5	(1)	(20.0)
Other, net	—	(2)	2	*
Provision for income taxes	101	144	(43)	*
Noncontrolling interests	(15)	(7)	(8)	*

*	Percentage change does not provide a meaningful comparison.

Interest expense — The decrease in interest expense when comparing the three months ended March 31, 2009 with the comparable prior year period is generally related to a decline in market interest rates, which has increased the reduction in interest expense provided by our interest rate swaps and reduced the interest expense associated with our variable rate tax-exempt debt. These interest expense reductions were offset slightly by the impact of higher average debt balances due to the issuance of $800 million of senior notes in February 2009. We used $300 million of the proceeds from this issuance to repay the borrowing previously outstanding under our revolving credit facility and intend to use the remaining proceeds to repay senior notes that mature in May 2009, which will reduce our debt balances to a level comparable with 2008.

Interest income — The decrease in interest income when comparing the three months ended March 31, 2009 with the comparable prior year period is generally related to a decline in market interest rates offset, in part, by an increase in our cash and cash equivalents balances on a year-over-year basis due to our February 2009 issuance of $800 million of senior notes.

Provision for income taxes — We recorded a provision for income taxes of $101 million during the first quarter of 2009, representing an effective tax rate of 37.2%, compared with a provision for income taxes of $144 million during the first quarter of 2008, representing a 36.8% effective tax rate. The year-over-year decrease in our provision for income taxes is primarily due to the decline in our pre-tax income when comparing the first quarter of 2009 with the comparable prior year period.

The comparison of our provision for income taxes and our effective tax rate for the reported periods was also affected by (i) the settlement of tax audits during the first quarter of 2008, which reduced our provision for income taxes for that period by $6 million; and (ii) a $3 million reduction in our first quarter 2008 provision for income taxes due to the final true-up of our 2007 non-conventional fuel tax credits.

As a result of our adoption of SFAS No. 160, the measurement of our effective tax rate has changed from previous years. This change is a result of an increase in our “Income before income taxes” resulting from the exclusion of “Net income attributable to noncontrolling interests,” or what was previously referred to as “Minority interest” expense, from this measure. Our 2008 effective tax rate has been remeasured and reported in a manner consistent with the current measurement approach. Amounts reported as “Net income attributable to noncontrolling interests” are reported net of any applicable taxes.

Noncontrolling interests — The increase in noncontrolling interests in consolidated net income when comparing the three months ended March 31, 2009 with the comparable prior year period is generally related to (i) a $2 million increase in noncontrolling interest during the first quarter of 2009 due to a reduction in consolidated operating expenses associated with a decrease in the present value of our environmental remediation obligations; (ii) a $3 million decrease in noncontrolling interest during the first quarter of 2008 due to an increase in consolidated operating expenses for the re-measurement of the fair value of environmental remediation recovery assets as a result of our adoption of SFAS No. 157; and (iii) an increase in the profitability of our waste-to-energy LLCs in 2009.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash, restricted trust and escrow accounts and debt obligations as of March 31, 2009 and December 31, 2008 (dollars in millions):

	March 31,	December 31,
	2009	2008

Cash and cash equivalents	$947	$480

Restricted trust and escrow accounts:
Tax-exempt bond funds	$106	$123
Closure, post-closure and environmental remediation funds	211	213
Debt service funds	35	35
Other	8	10

Total restricted trust and escrow accounts	$360	$381

Debt:
Current portion of long-term debt	$693	$835
Long-term debt, less current portion	8,096	7,491

Total long-term debt	$8,789	$8,326

Percentage of total debt at variable interest rates	32%	33%

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$135	$150

Changes in our outstanding debt balances from December 31, 2008 to March 31, 2009 can primarily be attributed to (i) $895 million of cash borrowings, including $793 million in net proceeds from the February 2009 issuance of $800 million of senior notes; (ii) the cash repayment of $452 million of outstanding borrowings at their scheduled maturities; (iii) proceeds from tax-exempt borrowings of $30 million; (iv) a $15 million decrease in the carrying value of our debt due to hedge accounting for interest rate swaps; and (v) the impacts of accounting for other non-cash changes in our debt balances due to foreign currency translation, interest and capital leases.

We plan to use a significant portion of the proceeds from the February 2009 senior note offering to repay $500 million of 6.875% senior notes that mature in May 2009. Accordingly, these notes have been classified as current as of March 31, 2009.

As of March 31, 2009, we had $896 million of debt maturing within twelve months. We have classified $203 million of these borrowings as long-term as of March 31, 2009 based on our intent and ability to refinance these borrowings on a long-term basis.

2009 Capital Allocation Program

In December 2008, our Board of Directors approved a capital allocation program that includes the authorization for up to $1.3 billion in combined cash dividends, common stock repurchases, debt reduction and acquisitions in 2009. The following is a summary of our utilization of capital pursuant to the program through March 31, 2009 (in millions):

March 31,
2009

Cash dividends	$143
Common stock repurchases	—
Debt reduction(a)	9
Acquisitions	22

$174

(a)	For purposes of our capital allocation program, amounts measured as debt reduction are total debt repayments excluding (i) repayments of debt that are refinanced on a long-term basis, including the first quarter 2009 repayment of the $300 million borrowing previously outstanding under our revolving credit facility, which was repaid with proceeds from our February 2009 senior note issuance, and the first quarter 2009 repayment of a matured advance under our Canadian credit facility, which was renewed under the terms of the credit facility; and (ii) the repayment of tax-exempt bonds in accordance with their scheduled maturities.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three-month periods ended March 31 (in millions):

	Three Months
	Ended
	March 31,
	2009	2008

Net cash provided by operating activities	$519	$561

Net cash used in investing activities	$(296)	$(200)

Net cash provided by (used in) financing activities	$245	$(243)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the first quarter of 2009 and the first quarter of 2008 are summarized below:

•	Decrease in earnings — Our income from operations, excluding depreciation and amortization, decreased by $147 million, on a year-over-year basis. While this earnings decline had a negative affect on our cash flows from operations, as we compare the two periods, the cash flow decline is not as significant as this measure of earnings decline because of the following:

•	In the first quarter of 2009, we recorded a non-cash charge of $49 million due to the abandonment of our SAP revenue management software.

•	During the first quarter of 2009, we recognized a $38 million charge associated with our recently announced restructuring. Only $12 million of the severance and benefit costs associated with the restructuring had been paid through March 31, 2009.

The above comparison of our income from operations was also affected by a $17 million decrease in non-cash charges attributable to equity-based compensation expense and interest accretion and discount rate adjustments on environmental remediation liabilities when comparing the first quarter of 2009 with the first quarter of 2008.

•	Decreased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $25 million lower on a year-over-year basis.

•	Decreased bonus payments — Employee bonus payments earned in 2008, which were paid in the first quarter of 2009, were lower than the bonus payments earned in 2007 but paid in 2008 due to the relative strength of our financial performance against incentive measures in 2007 as compared to 2008. The comparative change in our liabilities for bonuses favorably affected the comparison of our cash flow from operations by approximately $25 million.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the first quarter of 2009 and the first quarter of 2008 are summarized below:

•	Capital expenditures — We used $325 million during the first quarter of 2009 for capital expenditures compared with $213 million in the first quarter of 2008. The increase in capital expenditures when comparing the first quarter of 2009 with the prior year period can generally be attributed to timing differences associated with cash payments for the previous years’ fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. Approximately $245 million of our fourth quarter 2008 spending was paid in cash in 2009 compared with approximately $105 million of our fourth quarter 2007 spending that was paid in the first quarter of 2008. In addition, our capital expenditures for the first quarter of 2009 included approximately $30 million related to the purchase of a permitted landfill development project in our Southern Group.

•	Net receipts from restricted funds — Net funds received from our restricted trust and escrow accounts contributed $46 million to our investing activities in the first quarter of 2009 compared with $77 million in the first quarter of 2008. The year-over-year decrease in cash received from our restricted trust and escrow accounts is generally due to the timing of requisitions from our tax-exempt bond funds, which are used to support related capital projects.

•	Acquisitions — Our spending on acquisitions decreased from $69 million in the first quarter of 2008 to $22 million in the first quarter of 2009. Although our acquisition spending was relatively lower in 2009, we intend to continue to focus on accretive acquisitions and other investments that will contribute to improved future results of operations and enhance and expand our existing service offerings.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the first quarter of 2009 and the first quarter of 2008 are summarized below:

•	Share repurchases and dividend payments — In the latter part of 2008, we determined that, given the state of the financial markets and the economy, it would be prudent to suspend our share repurchases for the foreseeable future. Accordingly, we did not repurchase any shares of our common stock during the first quarter of 2009. We repurchased 9.1 million shares of our common stock for $293 million during the first quarter of 2008, of which approximately $12 million was paid in April 2008.

We paid $143 million in cash dividends in the first quarter of 2009 compared with $133 million in the first quarter of 2008. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.27 in 2008 to $0.29 in 2009.

Share repurchases during the remainder of 2009 will be made at the discretion of management and the Board of Directors will declare dividends at their discretion, with any decisions dependent on various factors, including our net earnings, financial condition, cash required for future acquisitions and other factors the Board may deem relevant.

•	Borrowings, net of repayments — Debt borrowings, net of repayments, were $443 million for the three months ended March 31, 2009 and $259 million for the three months ended March 31, 2008. The following summarizes our most significant cash borrowings and debt repayments made during each period (in millions):

	Three Months
	Ended
	March 31,
	2009	2008

Borrowings:
Revolving credit facility	$—	$50
Canadian credit facility	102	159
Senior Notes	793	594

	$895	$803

Repayments:
Revolving credit facility	$(300)	$(350)
Canadian credit facility	(102)	(168)
Tax exempt bonds	(41)	(3)
Capital leases and other debt	(9)	(23)

	$(452)	$(544)

Net borrowings	$443	$259

•	Accrued liabilities for checks written in excess of cash balances — Changes in our accrued liabilities for checks written in excess of cash balances are reflected as “Other” financing activities in the Consolidated Statement of Cash Flows. There are significant changes in these accrued liability balances at period ends, which are generally attributable to the timing of cash deposits.

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

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2009 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Seasonal Trends and Inflation

Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes experienced by our Southern Group, can actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

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

Item 4.  Controls and Procedures.

Effectiveness of Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2009. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

Information regarding our legal proceedings can be found under the “Litigation” section of Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008 in response to Item 1A to Part I of Form 10-K.

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
Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: April 29, 2009

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