Form 10-Q
period 2009-06-30
WASTE MANAGEMENT INC
filed 2009-07-30
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 27, 2009 was 492,689,736 (excluding treasury shares of 137,592,725.

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$528	$480
Accounts receivable, net of allowance for doubtful accounts of $35 and $39, respectively	1,420	1,463
Other receivables	145	147
Parts and supplies	102	110
Deferred income taxes	85	39
Other assets	137	96

Total current assets	2,417	2,335
Property and equipment, net of accumulated depreciation and amortization of $13,681 and $13,273, respectively	11,262	11,402
Goodwill	5,524	5,462
Other intangible assets, net	178	158
Other assets	767	870

Total assets	$20,148	$20,227

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$519	$716
Accrued liabilities	1,017	1,034
Deferred revenues	455	451
Current portion of long-term debt	244	835

Total current liabilities	2,235	3,036
Long-term debt, less current portion	7,999	7,491
Deferred income taxes	1,504	1,484
Landfill and environmental remediation liabilities	1,359	1,360
Other liabilities	684	671

Total liabilities	13,781	14,042

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,532	4,558
Retained earnings	5,747	5,631
Accumulated other comprehensive income	119	88
Treasury stock at cost, 138,113,207 and 139,546,915 shares, respectively	(4,336)	(4,381)

Total Waste Management, Inc. stockholders’ equity	6,068	5,902
Noncontrolling interests	299	283

Total equity	6,367	6,185

Total liabilities and equity	$20,148	$20,227

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating revenues	$2,952	$3,489	$5,762	$6,755

Costs and expenses:
Operating	1,786	2,181	3,511	4,273
Selling, general and administrative	323	358	660	726
Depreciation and amortization	302	318	591	615
Restructuring	5	—	43	—
(Income) expense from divestitures, asset impairments and unusual items	2	—	51	(2)

	2,418	2,857	4,856	5,612

Income from operations	534	632	906	1,143

Other income (expense):
Interest expense	(107)	(105)	(212)	(227)
Interest income	3	4	7	9
Other, net	—	(1)	—	(3)

	(104)	(102)	(205)	(221)

Income before income taxes	430	530	701	922
Provision for income taxes	163	199	264	343

Consolidated net income	267	331	437	579
Less: Net income attributable to noncontrolling interests	(20)	(13)	(35)	(20)

Net income attributable to Waste Management, Inc.	$247	$318	$402	$559

Basic earnings per common share	$0.50	$0.65	$0.82	$1.13

Diluted earnings per common share	$0.50	$0.64	$0.81	$1.13

Cash dividends declared per common share	$0.29	$0.27	$0.58	$0.54

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months
	Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Consolidated net income	$437	$579
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	591	615
Deferred income tax provision	(35)	45
Interest accretion on landfill liabilities	39	38
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	(29)	4
Provision for bad debts	28	19
Equity-based compensation expense	9	25
Net gain on disposal of assets	(4)	(21)
Effect of (income) expense from divestitures, asset impairments and unusual items	51	(2)
Excess tax benefits associated with equity-based transactions	—	(7)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	22	(29)
Other current assets	(11)	(27)
Other assets	(3)	6
Accounts payable and accrued liabilities	(16)	(64)
Deferred revenues and other liabilities	(12)	(50)

Net cash provided by operating activities	1,067	1,131

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(59)	(127)
Capital expenditures	(583)	(486)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	12	38
Net receipts from restricted trust and escrow accounts	71	91
Other	(4)	(15)

Net cash used in investing activities	(563)	(499)

Cash flows from financing activities:
New borrowings	908	971
Debt repayments	(1,014)	(1,001)
Common stock repurchases	—	(401)
Cash dividends	(285)	(266)
Exercise of common stock options	8	32
Excess tax benefits associated with equity-based transactions	—	7
Distributions paid to noncontrolling interests	(22)	(25)
Other	(51)	(88)

Net cash used in financing activities	(456)	(771)

Effect of exchange rate changes on cash and cash equivalents	—	1

Increase (decrease) in cash and cash equivalents	48	(138)
Cash and cash equivalents at beginning of period	480	348

Cash and cash equivalents at end of period	$528	$210

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

			Waste Management, Inc. Stockholders’ Equity
							Accumulated
							Other
					Additional		Comprehensive
		Comprehensive	Common Stock		Paid-In	Retained	Income	Treasury Stock		Noncontrolling
	Total	Income	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts	Interests

Balance, December 31, 2007	$6,102		630,282	$6	$4,542	$5,080	$229	(130,164)	$(4,065)	$310
Comprehensive Income:
Net income	1,128	$1,128	—	—	—	1,087	—	—	—	41
Other comprehensive income (loss), net of taxes:
Unrealized gains resulting from changes in fair values of derivative instruments, net of taxes of $25	40	40	—	—	—	—	40	—	—	—
Realized gains on derivative instruments reclassified into earnings, net of taxes of $24	(39)	(39)	—	—	—	—	(39)	—	—	—
Unrealized losses on marketable securities, net of taxes of $4	(18)	(18)	—	—	—	—	(7)	—	—	(11)
Foreign currency translation adjustments	(127)	(127)	—	—	—	—	(127)	—	—	—
Change in funded status of defined benefit plan liabilities, net of taxes of $5	(8)	(8)	—	—	—	—	(8)	—	—	—

Other comprehensive income (loss)	(152)	(152)

Comprehensive income	976	$976

Cash dividends declared	(531)		—	—	—	(531)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	106		—	—	16	(4)	—	2,995	94	—
Common stock repurchases	(410)		—	—	—	—	—	(12,390)	(410)	—
Cumulative effect of change in accounting principle	(1)		—	—	—	(1)	—	—	—	—
Distributions paid to noncontrolling interests	(56)		—	—	—	—	—	—	—	(56)
Other	(1)		—	—	—	—	—	12	—	(1)

Balance, December 31, 2008	$6,185		630,282	$6	$4,558	$5,631	$88	(139,547)	$(4,381)	$283
Comprehensive Income:
Net income	437	$437	—	—	—	402	—	—	—	35
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair values of derivative instruments, net of taxes of $5	(7)	(7)	—	—	—	—	(7)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $6	9	9	—	—	—	—	9	—	—	—
Unrealized gains on marketable securities, net of taxes of $0	3	3	—	—	—	—	1	—	—	2
Foreign currency translation adjustments	28	28	—	—	—	—	28	—	—	—

Other comprehensive income (loss)	33	33

Comprehensive income	470	$470

Cash dividends declared	(285)		—	—	—	(285)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	18		—	—	(26)	(1)	—	1,430	45	—
Distributions paid to noncontrolling interests	(22)		—	—	—	—	—	—	—	(22)
Other	1		—	—	—	—	—	4	—	1

Balance, June 30, 2009	$6,367		630,282	$6	$4,532	$5,747	$119	(138,113)	$(4,336)	$299

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

We manage and evaluate our principal operations through five operating Groups, of which four are organized by geographic area and one is organized by function. Our geographic operating Groups, which include our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, recycling and disposal services. Our functional operating group is the Wheelabrator Group, which provides waste-to-energy services. We also provide additional waste management services that are not managed through our five Groups, which are presented in this report as “Other.” Additional information related to our segments, including changes in the basis for our reported segments from December 31, 2008, can be found under “Reclassifications” below and in Note 9.

The Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Adoption of New Accounting Pronouncements

SFAS No. 157 — In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS No. 157 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by SFAS No. 157 to these fair value measurements did not have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective January 1, 2009, we adopted SFAS No. 141(R). The portions of the statement that relate to business combinations completed on or before January 1, 2009 did not have a material impact on our consolidated financial statements. Further, business combinations completed in 2009 have not been material to our financial position, results of operations or cash flows. However, to the extent that future business combinations are material, our adoption of SFAS No. 141(R) will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values when such amounts can be determined; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

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

SFAS No. 165 — In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have adopted the provisions of SFAS No. 165, which became effective for interim and annual reporting periods ending after June 15, 2009. Subsequent events have been evaluated through the date and time the financial statements were issued on July 30, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in our current period financial statements.

Reclassifications

Statement of Cash Flows — As a result of an increase in the significance of certain non-cash expenses, we have elected to separately identify the effects of “Interest accretion on landfill liabilities,” “Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets” and “Equity-based compensation expense” within the “Cash flows from operating activities” section of our Condensed Consolidated Statements of Cash Flows. We have made reclassifications in our 2008 Condensed Consolidated Statements of Cash Flows to conform prior-year information with our current period presentation.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2009			December 31, 2008
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$113	$55	$168	$108	$49	$157
Long-term	1,142	217	1,359	1,110	250	1,360

	$1,255	$272	$1,527	$1,218	$299	$1,517

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2008 and the six months ended June 30, 2009 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2007	$1,178	$284
Obligations incurred and capitalized	51	—
Obligations settled	(72)	(38)
Interest accretion	77	8
Revisions in estimates	(13)	49
Acquisitions, divestitures and other adjustments	(3)	(4)

December 31, 2008	1,218	299
Obligations incurred and capitalized	19	—
Obligations settled	(27)	(15)
Interest accretion	39	3
Revisions in estimates(a)	4	(17)
Acquisitions, divestitures and other adjustments	2	2

June 30, 2009	$1,255	$272

(a)	The revisions in estimates associated with our environmental remediation liabilities were primarily related to the impact of changes in the risk-free discount rate used to measure the liabilities. As of December 31, 2008, we used a risk-free discount rate for these obligations of 2.25%. The applicable rate increased to 3.50% as of June 30, 2009. The change in discount rate resulted in a $23 million decrease to our environmental remediation liabilities and a corresponding reduction to “Operating” expenses for the six months ended June 30, 2009.

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $220 million at June 30, 2009, and is primarily included as long-term “Other assets” in our Condensed Consolidated Balance Sheet.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rates of each major category as of June 30, 2009:

	June 30,	December 31,
	2009	2008

Revolving credit facility (weighted average interest rate of 2.4% at December 31, 2008)	$—	$300
Letter of credit facilities	—	—
Canadian credit facility (weighted average interest rate of 2.1% at June 30, 2009 and 3.3% at December 31, 2008)	247	242
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.0% to 7.75% (weighted average interest rate of 6.9% at June 30, 2009 and 6.8% at December 31, 2008)	4,876	4,628
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 0.1% to 7.4% (weighted average interest rate of 3.6% at June 30, 2009 and 3.9% at December 31, 2008)	2,648	2,684
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2029, fixed and variable interest rates ranging from 0.3% to 9.3% (weighted average interest rate of 4.5% at June 30, 2009 and 4.9% at December 31, 2008)	219	220
Capital leases and other, maturing through 2050, interest rates up to 12%	253	252

Total long-term debt	8,243	8,326
Current portion of long-term debt	244	835

Long-term debt, less current portion	$7,999	$7,491

As of June 30, 2009, we had $401 million of debt maturing within twelve months and $617 million of fixed-rate tax-exempt bonds and $39 million of fixed-rate tax-exempt project bonds subject to remarketing within the next twelve months. We have classified $244 million of these borrowings as current portion of long-term debt; the remaining $813 million is classified as long-term as of June 30, 2009 based on our intent and ability, given the capacity available under our revolving credit facility and Canadian credit facility, to refinance these borrowings on a long-term basis.

The significant changes in our debt balances from December 31, 2008 to June 30, 2009 are related to the following:

•	Revolving credit facility — We repaid the $300 million of outstanding borrowings with proceeds from the issuance of senior notes as discussed below.

•	Canadian credit facility — The increase in the carrying value of this obligation is due to (i) accounting for changes in the Canadian currency translation rate, which increased the carrying value of this debt by $12 million during the six months ended June 30, 2009, and (ii) the impact of interest accretion, which increased the carrying value of this debt by $3 million during the six months ended June 30, 2009. These increases were partially offset by $10 million of debt repayments.

As of June 30, 2009 and December 31, 2008, $230 million and $209 million, respectively, of these advances were classified as long-term based on our intent and ability to refinance the obligations on a long-term basis under the terms of the facility.

•	Senior notes — In February 2009, we issued $350 million of 6.375% senior notes due March 11, 2015 and $450 million of 7.375% senior notes due March 11, 2019. The net proceeds from the debt issuance were $793 million. A portion of the proceeds was used to repay $300 million of outstanding borrowings under the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving credit facility and the remaining proceeds were used to repay $500 million of 6.875% senior notes that matured in May 2009.

The remaining change in the carrying value of our senior notes from December 31, 2008 to June 30, 2009 is due to accounting for our fixed-to-floating interest rate swap agreements, which are accounted for as fair value hedges resulting in all fair value adjustments being reflected as a component of the carrying value of the underlying debt. For additional information regarding our interest rate derivatives, refer to Note 11.

•	Tax-exempt bonds — We issued $30 million of tax-exempt bonds during the six months ended June 30, 2009. The proceeds from the issuance of the bonds were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. Accordingly, the restricted funds provided by these financing activities have not been included in “New Borrowings” in our Condensed Consolidated Statement of Cash Flows. During the six months ended June 30, 2009, $65 million of our tax-exempt bonds were repaid with available cash.

4.	Income Taxes

Our effective tax rate for the three and six months ended June 30, 2009 was 37.9% and 37.6%, respectively, compared with 37.5% and 37.2%, respectively, for the comparable prior-year periods. As a result of our adoption of SFAS No. 160, the measurement of our effective tax rate has changed from previous years. This change is a result of an increase in our “Income before income taxes” because of the exclusion from this measure of “Net income attributable to noncontrolling interests,” or what was previously referred to as “Minority interest” expense. Our 2008 effective tax rate has been remeasured and reported in a manner consistent with the current measurement approach. Amounts reported as “Net income attributable to noncontrolling interests” are reported net of any applicable taxes.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three- and six- month periods ended June 30, 2009 and 2008 is primarily due to state and local income taxes. For the three and six months ended June 30, 2008, the increase from state and local income taxes was offset, in part, by the favorable impact of tax audit settlements, which reduced our provision for income taxes by $7 million and $13 million, respectively. Our provision for income taxes for the six months ended June 30, 2008 also included a tax benefit of $3 million for the final true-up of our 2007 non-conventional fuel tax credits.

We evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Consolidated net income	$267	$331	$437	$579

Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes	(15)	(9)	(7)	(3)
Realized (gains) losses on derivative instruments reclassified into earnings, net of taxes	16	4	9	(1)
Unrealized gains (losses) on marketable securities, net of taxes	6	(2)	3	(5)
Foreign currency translation adjustments	49	5	28	(17)

Other comprehensive income (loss)	56	(2)	33	(26)

Comprehensive income	323	329	470	553
Comprehensive income attributable to noncontrolling interests	(24)	(12)	(37)	(17)

Comprehensive income attributable to Waste Management, Inc.	$299	$317	$433	$536

The components of accumulated other comprehensive income, which is included as a component of Waste Management, Inc. stockholders’ equity, were as follows (in millions):

	June 30,	December 31,
	2009	2008

Accumulated unrealized loss on derivative instruments, net of taxes	$(17)	$(19)
Accumulated unrealized loss on marketable securities, net of taxes	(1)	(2)
Cumulative foreign currency translation adjustments	141	113
Underfunded post-retirement benefit obligations, net of taxes	(4)	(4)

	$119	$88

6.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Number of common shares outstanding at end of period	492.2	490.2	492.2	490.2
Effect of using weighted average common shares outstanding	0.2	0.5	(0.1)	3.1

Weighted average basic common shares outstanding	492.4	490.7	492.1	493.3
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.3	3.9	1.5	3.3

Weighted average diluted common shares outstanding	493.7	494.6	493.6	496.6

Potentially issuable shares	14.2	16.5	14.2	16.5
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	5.4	1.9	3.3	1.9

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Commitments and Contingencies

Financial instruments — We have obtained letters of credit, performance bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation, and other obligations. Letters of credit generally are supported by our revolving credit facility and other credit facilities established for that purpose. We obtain surety bonds and insurance policies from an entity in which we have a non-controlling financial interest. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for us. In those instances where our use of financial assurance from entities we own or have financial interests in is not allowed, we generally have available alternative financial assurance mechanisms.

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

We also have guaranteed the obligations of and provided indemnification to third parties in the ordinary course of business. Guarantee agreements outstanding as of June 30, 2009 include guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $10 million; agreements guaranteeing the market value of homeowners’ properties adjacent to landfills; and the guarantee of interest rate swap obligations of the funding entity in connection with our letter of credit facility. Our indemnification obligations generally provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. We do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. The costs associated with any additional consideration requirements are accounted for as incurred.

Environmental matters — A significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection, as we are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a site. In addition to remediation activity required by state or local authorities, such liabilities include potentially responsible party, or PRP, investigations. The costs associated with these liabilities can include settlements, certain legal and consultant fees, and costs directly associated with site investigation and clean-up, such as materials and incremental internal costs directly related to the remedy.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimating our degree of responsibility for remediation of a particular site is inherently difficult and determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range in accordance with SFAS No. 5, Accounting for Contingencies, and its interpretations. If we used the high ends of such ranges, our aggregate potential liability would be approximately $145 million higher than the $272 million recorded in the Condensed Consolidated Financial Statements as of June 30, 2009. Our ongoing review of our remediation liabilities could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of June 30, 2009, we had been notified that we are a PRP in connection with 75 locations listed on the EPA’s National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are pursuing resolution of an allocation formula. We generally expect to receive any amounts due from these parties at or near the time that we make the remedial expenditures. The other 59 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

Litigation — In April 2002, two former participants in the ERISA plans of Waste Management Holdings, Inc., a wholly-owned subsidiary we acquired in 1998 (“WM Holdings”), filed a lawsuit in the U.S. District Court for the District of Columbia in a case entitled William S. Harris, et al. v. James E. Koenig, et al. The lawsuit named as defendants WM Holdings and various members of WM Holdings’ Board of Directors prior to July 1998, and the Administrative Committee of WM Holdings’ ERISA plans and its individual members; various members of the Administrative and Investment Committees of WMI’s ERISA plans; and State Street Bank & Trust, the trustee and investment manager of WMI’s ERISA plans. The lawsuit attempts to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the securities class action against WM Holdings that was settled in 1998 and the securities class action against WMI that was settled in 2001. The defendants filed motions to dismiss the complaints on the pleadings, and in April 2009, the Court granted in part and denied in part the defendants’ motions. The Court dismissed the plaintiffs’ claims that were based on alleged accounting irregularities by WM Holdings for the period between January 1990 and February 1998. However, the Court denied defendants’ motion to dismiss plaintiffs’ claims alleging breaches of fiduciary duties against all of the defendants during the time period between July 1999 and December 1999 based primarily on defendants allowing the WM Holdings ERISA plan to participate in the settlement of the securities class action against WM Holdings. Each of Mr. Pope, Mr. Rothmeier and Ms. San Juan Cafferty, members of our Board of Directors, was a member of the WM Holdings’ Board of Directors and therefore is a named defendant in these actions, as is Mr. Simpson, our Chief Financial Officer, by virtue of his membership on the WMI ERISA plan Investment Committee. The Court also denied the defendants’ motion for dismissal for the claims related to the period between February 2002 and July 2002 against State Street for failing to adequately represent the plaintiffs’ interests in the settlement of the securities class action against WMI. All of the defendants intend to defend themselves vigorously.

There are two separate wage and hour lawsuits pending against certain of our subsidiaries in California, each seeking class certification. The actions have recently been coordinated to proceed in San Diego County. Both lawsuits make the same general allegations that the defendants failed to comply with certain California wage and hour laws, including allegedly failing to provide meal and rest periods, and failing to properly pay hourly and overtime wages. Similarly, a purported class action lawsuit was filed against WMI in August 2008 in federal court in Minnesota alleging that we violated the Fair Labor Standards Act. We deny the claims in all of the actions and

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intend to vigorously defend all of these matters. Given the inherent uncertainties of litigation, the ultimate outcomes cannot be predicted at this time, nor can possible damages, if any, be reasonably estimated.

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

WMI’s charter and bylaws currently require indemnification of its officers and directors if statutory standards of conduct have been met and allow the advancement of expenses to these individuals upon receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not meet the required standards of conduct. Additionally, WMI has entered into separate indemnification agreements with each of the members of its Board of Directors as well as its Chief Executive Officer, its President and its Chief Financial Officer. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries, including the Harris lawsuit mentioned above, or other actions or proceedings that may be brought against its former or current officers, directors and employees.

On March 20, 2008, we filed a lawsuit in state district court in Harris County, Texas against SAP AG and SAP America, Inc., alleging fraud and breach of contract. The lawsuit relates to our 2005 software license from SAP for a waste and recycling revenue management system and agreement for SAP to implement the software on a fixed-fee basis. We have alleged (i) that SAP demonstrated and sold software that SAP represented was a mature, “out-of-the-box” software solution that met the specific business requirements of the Company, (ii) that no production, modification or customization would be necessary and (iii) that the software would be fully implemented throughout the Company in 18 months. We are vigorously pursuing all claims available, including recovery of all payments we have made, costs we have incurred and the benefits we have not realized. SAP filed a general denial to the suit. Discovery is ongoing and we have been assigned a trial date of March 2010.

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

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably believe could exceed $100,000. The following matter, pending as of June 30, 2009, is disclosed in accordance with that requirement:

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

Tax matters — We are currently in the examination phase of IRS audits for the 2008 and 2009 tax years. We expect the 2008 audit to be completed within the next six months and the 2009 audit to be completed within the next 18 months. Audits associated with state and local jurisdictions date back to 1999 and examinations associated with Canada date back to 1998. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

We have approximately $2.9 billion of tax-exempt bond financings as of June 30, 2009. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code, which exempt from taxation the interest income earned by the bondholders. The requirements of the Code are complex, and failure to comply with these requirements could cause certain past interest payments made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code and applicable regulations.

8.	Restructuring

In January 2009, we took steps to further streamline our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with the remainder of our solid waste business; and (iii) realigning our Corporate organization with this new structure in order to provide support functions more efficiently.

Our principal operations are managed through our Groups, which are discussed in Note 9. Each of our geographic Groups had been further divided into several Market Areas. As a result of our restructuring, the 45 separate Market Areas that we previously operated have been consolidated into 25 Areas. We have found that our larger Market Areas generally were able to achieve efficiencies through economies of scale that were not present in our smaller Market Areas, and believe that this reorganization will allow us to lower costs and continue to standardize processes and improve productivity. In addition, during the first quarter of 2009, responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities was transferred from our Waste Management Recycle America, or WMRA, organization to our geographic Groups. By integrating the management of these recycling services with the remainder of our solid waste business, we will be able to more efficiently provide comprehensive environmental solutions to our customers. In addition, as a result of this realignment, we have significantly reduced the overhead costs associated with managing this portion of our business and have increased the geographic Groups’ focus on maximizing the profitability and return on invested capital of all aspects of our business.

This reorganization has eliminated over 1,500 employee positions throughout the Company. During the three and six months ended June 30, 2009, we recognized $5 million and $43 million, respectively, of pre-tax restructuring charges associated with this reorganization of which $2 million and $38 million, respectively, were related to employee severance and benefit costs. The remaining charges were primarily related to abandoned

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating lease agreements. The following table summarizes the charges recognized for this restructuring by each of our current reportable segments and our Corporate organization (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Eastern	$2	$10
Midwest	1	9
Southern	1	9
Western	1	6
Wheelabrator	—	—
Corporate	—	9

Total	$5	$43

Through June 30, 2009, we had paid approximately $25 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the third quarter of 2010.

We currently expect to incur additional restructuring charges of up to $10 million associated with this reorganization during the remainder of 2009.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three and six months ended June 30 is shown in the following tables (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
Three Months Ended:	Revenues	Revenues	Revenues	Operations

June 30, 2009
Eastern	$756	$(143)	$613	$119
Midwest	723	(112)	611	116
Southern	840	(111)	729	191
Western	785	(104)	681	146
Wheelabrator	212	(32)	180	54
Other	146	(8)	138	(28)

	3,462	(510)	2,952	598
Corporate and Other	—	—	—	(64)

Total	$3,462	$(510)	$2,952	$534

June 30, 2008
Eastern	$884	$(163)	$721	$150
Midwest	881	(129)	752	144
Southern	957	(128)	829	216
Western	872	(110)	762	167
Wheelabrator	225	(19)	206	77
Other	233	(14)	219	(11)

	4,052	(563)	3,489	743
Corporate and Other	—	—	—	(111)

Total	$4,052	$(563)	$3,489	$632

Six Months Ended:

June 30, 2009
Eastern	$1,448	$(265)	$1,183	$211
Midwest	1,372	(207)	1,165	201
Southern	1,673	(218)	1,455	388
Western	1,542	(204)	1,338	274
Wheelabrator	413	(58)	355	93
Other	278	(12)	266	(59)

	6,726	(964)	5,762	1,108
Corporate and Other	—	—	—	(202)

Total	$6,726	$(964)	$5,762	$906

June 30, 2008
Eastern	$1,681	$(301)	$1,380	$273
Midwest	1,655	(241)	1,414	246
Southern	1,889	(255)	1,634	434
Western	1,706	(216)	1,490	320
Wheelabrator	438	(41)	397	135
Other	464	(24)	440	(27)

	7,833	(1,078)	6,755	1,381
Corporate and Other	—	—	—	(238)

Total	$7,833	$(1,078)	$6,755	$1,143

Fluctuations in our operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and general economic conditions.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the periods presented, the comparability of the revenue and operating results of our geographic Groups has been significantly affected by (i) the continued economic downturn, which resulted in a decrease in our revenues when comparing the three and six months ended June 30, 2009 with the comparable prior-year periods due to reduced consumer and business spending; (ii) sharply lower recycling commodities prices and diesel fuel prices when comparing the three and six months ended June 30, 2009 with the comparable prior-year periods, which resulted in a decline in both revenues and operating expenses; and (iii) our continued focus on pricing, which continues to increase revenues and the operating margins of our collection line of business. As disclosed in Note 8, the income from operations of each of our geographic Groups for the three and six months ended June 30, 2009 has also been affected by our January 2009 reorganization.

The operating margins provided by our Wheelabrator segment (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business due generally to the combined impact of high margin long-term disposal and energy contracts and the high disposal demands of the regions in which our facilities are concentrated.

In addition, our revenues and income from operations typically reflect seasonal patterns. Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends, although we saw a significantly weaker seasonal volume increase during 2009 than we generally experience. Additionally, certain destructive weather conditions that tend to occur during the second half of the year actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

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

During the first quarter of 2009, we determined to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of a revenue management system that would include the licensed SAP software. Accordingly, after careful consideration of the failures of the SAP software, we determined to abandon any alternative that would include the use of the SAP software. The determination to abandon the SAP software as our revenue management system resulted in a non-cash charge of $49 million.

During the second quarter of 2009, we recognized a $2 million impairment charge due to a change in expectations for the operating life of a landfill in our Southern Group.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

SFAS No. 157 provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As of June 30, 2009, our assets that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(a)	$467	$467	$—	$—
Available-for-sale securities(b)	329	329	—	—
Interest rate derivatives(c),(d)	52	—	52	—
Foreign currency derivatives(e)	16	—	16	—

Total assets	$864	$796	$68	$—

(a)	Our cash equivalents consist primarily of money market funds that invest in United States government obligations with original maturities of three months or less.

(b)	These assets include (i) restricted trusts and escrow accounts invested in money market mutual funds; (ii) restricted trusts and escrow accounts invested in equity-based mutual funds; and (iii) other equity securities.

(c)	We use interest rate swaps to maintain a strategic portion of our debt obligations at variable, market-driven interest rates. As of June 30, 2009, we had approximately $4.8 billion in fixed-rate senior notes outstanding. The interest payments on $1.5 billion of these senior notes have been swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates. We have designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. The following table summarizes the impact of our interest rate derivatives on our balance sheet as of June 30, 2009 (in millions):

Derivatives Designated as Hedging
Instruments Under SFAS No. 133	Balance Sheet Location	Fair Value

Interest rate contracts	Current other assets	$—
Interest rate contracts	Long-term other assets	$52

Gains or losses on the derivatives as well as the offsetting losses or gains on the hedged items attributable to interest rate risk are recognized in current earnings. We include gains and losses on derivative instruments in the same financial statement line item as offsetting gains and losses on the related hedged items. The following table summarizes the impact of changes in the fair value of our derivatives and the underlying hedged items on our results of operations for the three and six months ended June 30, 2009 (in millions):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Statement of Operations	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on
Classification	Swap	Fixed-Rate Debt	Swap	Fixed-Rate Debt

Interest expense	$(31)	$31	$(40)	$40

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Certain of our interest rate derivative instruments contain provisions related to the Company’s credit ratings. If the Company’s credit rating were to fall below investment grade, the counterparties have the ability to cancel the derivative agreements and request immediate payment of derivative instruments that are in net liability positions. We do not have any derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2009.

(e)	We use foreign currency exchange rate derivatives to hedge our exposure to changes in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. As of June 30, 2009, we have foreign currency forward contracts outstanding for all of our anticipated cash flows associated with an outstanding debt arrangement with these wholly-owned subsidiaries. The hedged cash flows include $370 million of principal payments, which are scheduled for December 31, 2010, and $44 million of total interest payments scheduled for December 31, 2009 and December 31, 2010. We have designated our foreign currency derivatives as cash flow hedges. The following table summarizes the impact of our foreign currency derivatives on our balance sheet as of June 30, 2009 (in millions):

Derivatives Designated as Hedging
Instruments Under SFAS No. 133	Balance Sheet Location	Fair Value

Foreign exchange contracts	Current other assets	$1
Foreign exchange contracts	Long-term other assets	$15

Gains or losses on the derivatives as well as the offsetting losses or gains on the hedged items attributable to foreign currency exchange risk are recognized in current earnings. We include gains and losses on derivative instruments in the same financial statement line item as offsetting gains and losses on the related hedged items. The following table summarizes the pre-tax impacts of our foreign currency cash flow derivatives on our results of operations and comprehensive income for the three and six months ended June 30, 2009 (in millions):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Amount of Gain or		Amount of Gain or	Amount of Gain or		Amount of Gain or
Derivatives in	(Loss) Recognized		(Loss) Reclassified	(Loss) Recognized		(Loss) Reclassified
SFAS No. 133 Cash	in OCI on	Statement of	from AOCI into	in OCI on	Statement of	from AOCI into
Flow Hedging	Derivatives	Operations	Income	Derivatives	Operations	Income
Relationships	(Effective Portion)	Classification	(Effective Portion)	(Effective Portion)	Classification	(Effective Portion)

Foreign exchange contracts	$(24)	Other income (expense)	$(24)	$(12)	Other income (expense)	$(12)

The above table represents the impacts of our foreign exchange contracts on a pre-tax basis. Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. We recognized an after-tax loss to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges of $15 million during the three months ended June 30, 2009 and $7 million during the six months ended June 30, 2009. After-tax losses reclassified from accumulated other comprehensive income into income were $15 million and $8 million during the three and six months ended June 30, 2009, respectively.

There was no significant ineffectiveness during the three and six months ended June 30, 2009.

Fair Value of Debt

At June 30, 2009, the carrying value of our debt was approximately $8.2 billion compared with $8.3 billion at December 31, 2008. The carrying value of our debt includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged.

The estimated fair value of our debt was approximately $8.1 billion at June 30, 2009 and approximately $7.7 billion at December 31, 2008. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the attached interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently pay for similar types of instruments. The increase in the fair value of our debt when comparing June 30, 2009 with December 31, 2008 is primarily related to (i) an increase in market prices for corporate debt securities due to a significant improvement in the condition of the credit markets as compared with late 2008, which caused a substantial increase in the fair value of our publicly-traded senior notes; and (ii) a significant decrease in current market rates on fixed-rate tax-exempt bonds.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of June 30, 2009 and December 31, 2008. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$459	$—	$69	$—	$528
Other current assets	10	1	1,878	—	1,889

	469	1	1,947	—	2,417
Property and equipment, net	—	—	11,262	—	11,262
Investments in and advances to affiliates	9,998	12,098	1,713	(23,809)	—
Other assets	77	17	6,375	—	6,469

Total assets	$10,544	$12,116	$21,297	$(23,809)	$20,148

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$17	$35	$192	$—	$244
Accounts payable and other current liabilities	89	17	1,885	—	1,991

	106	52	2,077	—	2,235
Long-term debt, less current portion	4,370	603	3,026	—	7,999
Other liabilities	—	—	3,547	—	3,547

Total liabilities	4,476	655	8,650	—	13,781

Equity:
Stockholders’ equity	6,068	11,461	12,348	(23,809)	6,068
Noncontrolling interests	—	—	299	—	299

	6,068	11,461	12,647	(23,809)	6,367

Total liabilities and equity	$10,544	$12,116	$21,297	$(23,809)	$20,148

December 31, 2008

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$450	$—	$30	$—	$480
Other current assets	6	—	1,849	—	1,855

	456	—	1,879	—	2,335
Property and equipment, net	—	—	11,402	—	11,402
Investments and advances to affiliates	9,851	11,615	1,334	(22,800)	—
Other assets	109	18	6,363	—	6,490

Total assets	$10,416	$11,633	$20,978	$(22,800)	$20,227

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$507	$—	$328	$—	$835
Accounts payable and other current liabilities	76	17	2,108	—	2,201

	583	17	2,436	—	3,036
Long-term debt, less current portion	3,931	638	2,922	—	7,491
Other liabilities	—	—	3,515	—	3,515

Total liabilities	4,514	655	8,873	—	14,042

Equity:
Stockholders’ equity	5,902	10,978	11,822	(22,800)	5,902
Noncontrolling interests	—	—	283	—	283

	5,902	10,978	12,105	(22,800)	6,185

Total liabilities and equity	$10,416	$11,633	$20,978	$(22,800)	$20,227

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,952	$—	$2,952
Costs and expenses	—	—	2,418	—	2,418

Income from operations	—	—	534	—	534

Other income (expense):
Interest income (expense)	(69)	(11)	(24)	—	(104)
Equity in subsidiaries, net of taxes	289	296	—	(585)	—

	220	285	(24)	(585)	(104)

Income before income taxes	220	285	510	(585)	430
Provision for (benefit from) income taxes	(27)	(4)	194	—	163

Consolidated net income	247	289	316	(585)	267
Less: Net income attributable to noncontrolling interests	—	—	(20)	—	(20)

Net income attributable to Waste Management, Inc.	$247	$289	$296	$(585)	$247

Three Months Ended June 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,489	$—	$3,489
Costs and expenses	—	—	2,857	—	2,857

Income from operations	—	—	632	—	632

Other income (expense):
Interest income (expense)	(68)	(3)	(30)	—	(101)
Equity in subsidiaries, net of taxes	361	363	—	(724)	—
Other, net	—	—	(1)	—	(1)

	293	360	(31)	(724)	(102)

Income before income taxes	293	360	601	(724)	530
Provision for (benefit from) income taxes	(25)	(1)	225	—	199

Consolidated net income	318	361	376	(724)	331
Less: Net income attributable to noncontrolling interests	—	—	(13)	—	(13)

Net income attributable to Waste Management, Inc.	$318	$361	$363	$(724)	$318

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$5,762	$—	$5,762
Costs and expenses	—	—	4,856	—	4,856

Income from operations	—	—	906	—	906

Other income (expense):
Interest income (expense)	(133)	(21)	(51)	—	(205)
Equity in subsidiaries, net of taxes	483	496	—	(979)	—

	350	475	(51)	(979)	(205)

Income before income taxes	350	475	855	(979)	701
Provision for (benefit from) income taxes	(52)	(8)	324	—	264

Consolidated net income	402	483	531	(979)	437
Less: Net income attributable to noncontrolling interests	—	—	(35)	—	(35)

Net income attributable to Waste Management, Inc.	$402	$483	$496	$(979)	$402

Six Months Ended June 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$6,755	$—	$6,755
Costs and expenses	—	—	5,612	—	5,612

Income from operations	—	—	1,143	—	1,143

Other income (expense):
Interest income (expense)	(136)	(19)	(63)	—	(218)
Equity in subsidiaries, net of taxes	645	657	—	(1,302)	—
Other, net	—	—	(3)	—	(3)

	509	638	(66)	(1,302)	(221)

Income before income taxes	509	638	1,077	(1,302)	922
Provision for (benefit from) income taxes	(50)	(7)	400	—	343

Consolidated net income	559	645	677	(1,302)	579
Less: Net income attributable to noncontrolling interests	—	—	(20)	—	(20)

Net income attributable to Waste Management, Inc.	$559	$645	$657	$(1,302)	$559

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income	$402	$483	$531	$(979)	$437
Equity in earnings of subsidiaries, net of taxes	(483)	(496)	—	979	—
Other adjustments	7	(1)	624	—	630

Net cash provided by (used in) operating activities	(74)	(14)	1,155	—	1,067

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(59)	—	(59)
Capital expenditures	—	—	(583)	—	(583)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	12	—	12
Net receipts from restricted trust and escrow accounts and other, net	—	—	67	—	67

Net cash provided by (used in) investing activities	—	—	(563)	—	(563)

Cash flows from financing activities:
New borrowings	793	—	115	—	908
Debt repayments	(810)	—	(204)	—	(1,014)
Cash dividends	(285)	—	—	—	(285)
Exercise of common stock options	8	—	—	—	8
Distributions paid to noncontrolling interests and other	—	—	(73)	—	(73)
(Increase) decrease in intercompany and investments, net	377	14	(391)	—	—

Net cash provided by (used in) financing activities	83	14	(553)	—	(456)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase in cash and cash equivalents	9	—	39	—	48
Cash and cash equivalents at beginning of period	450	—	30	—	480

Cash and cash equivalents at end of period	$459	$—	$69	$—	$528

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Six Months Ended June 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income	$559	$645	$677	$(1,302)	$579
Equity in earnings of subsidiaries, net of taxes	(645)	(657)	—	1,302	—
Other adjustments	(9)	(15)	576	—	552

Net cash provided by (used in) operating activities	(95)	(27)	1,253	—	1,131

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(127)	—	(127)
Capital expenditures	—	—	(486)	—	(486)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	38	—	38
Net receipts from restricted trust and escrow accounts and other, net	—	—	76	—	76

Net cash used in investing activities	—	—	(499)	—	(499)

Cash flows from financing activities:
New borrowings	644	—	327	—	971
Debt repayments	(350)	(244)	(407)	—	(1,001)
Common stock repurchases	(401)	—	—	—	(401)
Cash dividends	(266)	—	—	—	(266)
Exercise of common stock options	32	—	—	—	32
Distributions paid to noncontrolling interests and other	6	—	(112)	—	(106)
(Increase) decrease in intercompany and investments, net	181	271	(520)	68	—

Net cash provided by (used in) financing activities	(154)	27	(712)	68	(771)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(249)	—	43	68	(138)
Cash and cash equivalents at beginning of period	416	—	—	(68)	348

Cash and cash equivalents at end of period	$167	$—	$43	$—	$210

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	New Accounting Pronouncement Pending Adoption

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 replaces FIN 46’s quantitative-based assessment for determining which enterprise has a controlling interest in a variable interest entity with an approach that is primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity rather than a reassessment only upon the occurrence of specific events as currently required by FIN 46. SFAS No. 167 is effective for the Company January 1, 2010. We currently are in the process of assessing the provisions of SFAS No. 167 and have not determined whether the adoption of SFAS No. 167 will have a material impact on our consolidated financial statements.

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

Overview

Our operating results for the second quarter of 2009 have been negatively affected by an economic environment that continues to present challenges. Income from operations in the second quarter of 2009 was $534 million, or 18.1% of revenues, compared with $632 million, or 18.1% of revenues, in the second quarter of 2008. Net income attributable to Waste Management, Inc. was $247 million, or $0.50 per diluted share, for the quarter compared with $318 million, or $0.64 per diluted share, for the second quarter of 2008. In order to meaningfully compare these results, it is important to note that the weakened recycling commodities markets in the current year caused a $59 million decrease in our income from operations and a $0.07 decrease in our diluted earnings per share. In addition, during the second quarter of 2009, the Company recorded a pre-tax charge of $5 million in connection with the current year restructuring and a pre-tax charge of $2 million due to changes in our expectations related to the operating life of a landfill in our Southern Group.

In the second quarter of 2009, our revenues were $3.0 billion compared with $3.5 billion for the second quarter of 2008. Consistent with the first quarter of 2009, over 60% of the decline in our revenues was caused by market conditions that do not relate to our collection and disposal operations; specifically, commodity price and demand impacts related to recyclable materials, fuel and energy prices, and foreign currency translation. The remaining decrease in revenues can be attributed to volume declines due to the slowdown in the economy, which is significantly affecting the volumes of our more economically sensitive landfill and industrial collection operations. These revenue declines were partially offset by internal revenue growth from yield in our collection and disposal operations, which increased our second quarter 2009 revenues by $85 million, or 2.4%, reflecting our commitment to pricing even in the current economic environment.

Our operating expenses decreased by $395 million in the second quarter of 2009 as compared with the prior-year period and our operating costs as a percentage of revenues declined from 62.5% in the second quarter of 2008 to 60.5% of revenues in the current period. A significant portion of the decrease in these expenses is due to lower cost of goods sold as a result of the weakened recycling commodities markets, lower direct and indirect fuel costs and lower overall costs due to the decrease in volumes. We were also able to manage our fixed and variable operating costs as volumes declined. Our selling, general and administrative expenses decreased by $35 million in the second quarter of 2009 as compared with the prior year, although as a percentage of revenues, selling, general and administrative costs increased from 10.3% in the second quarter of 2008 to 10.9% in the current period. We have been successful in controlling and lowering many of our selling, general and administrative costs, including labor and related benefits and travel and entertainment, largely as a result of our January 2009 restructuring. However, these cost savings were offset, in part, by increased professional fees due to litigation costs and business development costs for our expansion of waste-to-energy internationally, as well as an increased provision for bad debts due to the economic environment.

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

We calculate free cash flow as shown in the table below (in millions), which may not be the same as similarly titled measures presented by other companies:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net cash provided by operating activities	$548	$570	$1,067	$1,131
Capital expenditures(a)	(258)	(273)	(583)	(486)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	7	24	12	38

Free cash flow	$297	$321	$496	$683

(a)	The increase in capital expenditures when comparing the first six months of 2009 with the prior-year period can generally be attributed to timing differences associated with cash payments for the previous year’s fourth quarter accrued capital spending. The remaining increase in capital expenditures is largely due to the purchase of a permitted landfill development project in our Southern Group during the first quarter of 2009.

We believe that our ability to generate over $1 billion in cash flow from operations during the first half of 2009 in spite of this challenging economic environment is an indication of the strength and resilience of our solid waste business. Our continued ability to generate cash flows in line with our expectations has allowed us to continue to make capital investments that are intended to sustain and grow our business. Given the strength of our operating cash flow during the first half of the year and our current expectations for the remainder of 2009, we have decided to resume our share repurchases in the third quarter. We have a solid balance sheet and our operations consistently demonstrate that we can generate strong and consistent cash flows. As a result, during the second half of 2009, we expect to return value to our shareholders through share repurchases and dividends while continuing to make capital investments to sustain and grow our business.

Basis of Presentation of Consolidated and Segment Financial Information

Adoption of New Accounting Pronouncements

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

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective January 1, 2009, we adopted SFAS No. 141(R). The portions of the statement that relate to business combinations completed on or before January 1, 2009 did not have a material impact on our consolidated financial statements. Further, business combinations completed in 2009 have not been material to our financial position, results of operations or cash flows. However, to the extent that future business combinations are material, our adoption of SFAS No. 141(R) will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values when such amounts can be determined; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

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

SFAS No. 165 — In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have adopted the provisions of SFAS No. 165, which is effective for interim and annual reporting periods ending after June 15, 2009. Subsequent events have been evaluated through the date and time the financial statements were issued on July 30, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in our current period financial statements.

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

New Accounting Pronouncement Pending Adoption

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 replaces FIN 46’s quantitative-based assessment for determining which enterprise has a controlling interest in a variable interest entity with an approach that is primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity rather than a reassessment only upon the occurrence of specific events as currently required by FIN 46. SFAS No. 167 is effective for the Company January 1, 2010. We currently are in the process of assessing the provisions of SFAS No. 167 and have not determined whether the adoption of SFAS No. 167 will have a material impact on our consolidated financial statements.

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Eastern	$756	$884	$1,448	$1,681
Midwest	723	881	1,372	1,655
Southern	840	957	1,673	1,889
Western	785	872	1,542	1,706
Wheelabrator	212	225	413	438
Other	146	233	278	464
Intercompany	(510)	(563)	(964)	(1,078)

Total	$2,952	$3,489	$5,762	$6,755

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Collection	$1,999	$2,237	$3,951	$4,375
Landfill	663	786	1,263	1,471
Transfer	366	424	687	804
Wheelabrator	212	225	413	438
Recycling	165	324	308	644
Other	57	56	104	101
Intercompany	(510)	(563)	(964)	(1,078)

Total	$2,952	$3,489	$5,762	$6,755

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change			Period-to-Period Change
	for the Three Months Ended			for the Six Months Ended
	June 30,			June 30,
	2009 vs. 2008			2009 vs. 2008
		As a% of	As a% of		As a% of	As a% of
		Related	Total		Related	Total
	Amount	Business(a)	Company(b)	Amount	Business(a)	Company(b)

Average yield:
Collection, landfill and transfer	$87	3.2%	2.5%	$171	3.2%	2.5%
Waste-to-energy disposal(c)	(2)	(1.8)	(0.1)	(2)	(0.9)	—

Collection and disposal(c)	85	3.0	2.4	169	3.1	2.5
Recycling commodity	(165)	(48.7)	(4.8)	(343)	(50.8)	(5.1)
Electricity(c)	(22)	(25.0)	(0.6)	(31)	(18.1)	(0.5)
Fuel surcharges and mandated fees	(116)	(57.1)	(3.3)	(180)	(50.7)	(2.6)

Total	(218)	(6.3)	(6.3)	(385)	(5.7)	(5.7)
Volume	(299)		(8.6)	(564)		(8.4)

Internal revenue growth	(517)		(14.9)	(949)		(14.1)
Acquisition	21		0.6	44		0.7
Divestitures	(13)		(0.3)	(25)		(0.4)
Foreign currency translation	(28)		(0.8)	(63)		(0.9)

	$(537)		(15.4)%	$(993)		(14.7)%

(a)	Calculated by dividing the increase or decrease for the current year period by the prior-year period’s related business revenue, adjusted to exclude the impacts of divestitures for the current year period (total of $13 million and $25 million for the three and six-month periods, respectively). The table below summarizes the related business revenues for each prior-year period adjusted to exclude the impacts of divestitures, which represents the denominator used to calculate the percentages of related business:

	Denominator
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2009	2009

Related business revenues:
Collection, landfill and transfer	$2,735	$5,317
Waste-to-energy disposal	111	212

Collection and disposal	2,846	5,529
Recycling commodity	339	675
Electricity	88	171
Fuel surcharges and mandated fees	203	355

Total Company	$3,476	$6,730

(b)	Calculated by dividing the amount of the current year period increase or decrease by the prior-year period’s total company revenue ($3,489 million and $6,755 million for the three- and six-month periods, respectively), adjusted to exclude the impacts of current year period divestitures ($13 million and $25 million for the three and six month periods, respectively).

(c)	Average revenue growth from yield from “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator Group, which are reported as “Electricity” revenues. Before 2009, we reported electricity-related revenues from Wheelabrator’s IPPs as “Electricity” and electricity-related revenues from Wheelabrator’s waste-to-energy facilities in “Waste-to-energy.” Beginning in 2009, all of Wheelabrator’s electricity-related revenues are included in “Electricity” and only the disposal revenues are included in “Waste-to-energy disposal.” We have reflected the impact of this change for all periods presented to provide information that consistently reflects our current approach.

Our revenues decreased $537 million, or 15.4%, for the three months ended June 30, 2009 as compared with the prior-year period and $993 million, or 14.7%, for the six months ended June 30, 2009 as compared with the prior-year period. A substantial portion of these declines can be attributed to market factors including (i) recyclable commodity prices; (ii) lower fuel prices, which reduced revenue provided by our fuel surcharge program; (iii) foreign currency translation on revenues from our Canadian operations; and (iv) the effect of lower electricity prices on our waste-to-energy business.

In addition, revenues continue to decline due to lower volumes, which have resulted from the slowdown in the economy. During the first six months of 2009, economic pressures continued to significantly reduce consumer and business spending, which means less waste is being produced. Our revenue growth from average yield on our collection and disposal operations was $85 million and $169 million for the three and six months ended June 30, 2009, which demonstrates our commitment to pricing even in the current economic environment.

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

The increases in revenues from yield were driven by our collection operations, which experienced substantial yield growth in all lines of business and in every geographic operating group, primarily as a result of our continued focus on pricing. As discussed below, increased collection revenues due to pricing have been more than offset by revenue declines from lower collection volumes. However, increased revenue growth from yield on base business and a focus on controlling variable costs continue to provide margin improvements in our collection line of business. In addition to the revenue growth from yield in the collection line of business, we experienced increases in revenues from yield at our landfills and our transfer stations due to our continued focus on pricing activities.

Revenues from our environmental fee, which are included in average yield on collection and disposal, increased by $9 million for the three-month period and $20 million for the six-month period. These revenues were $56 million and $108 million during the three and six months ended June 30, 2009, respectively, and $47 million and $88 million in the comparable prior-year periods.

Recycling commodity — Decreases in the prices of the recycling commodities we process resulted in a decline in revenues of $165 million and $343 million for the three and six months ended June 30, 2009 as compared with the prior-year periods. During the fourth quarter of 2008, we saw a rapid decline in commodity prices due to a significant decrease in the demand for commodities both domestically and internationally. Commodity demand and prices continued to be weak in the first half of 2009, particularly as compared with the same period of the prior year when commodity prices were at record highs, although prices have recovered from the record lows experienced in late 2008 and early 2009. For example, for the first half of 2009, average prices for old corrugated cardboard decreased by 67% and average prices for old newsprint decreased by 60% as compared with the prior-year period.

Electricity — The changes in revenue from yield provided by our waste-to-energy business are largely due to fluctuations in rates charged for electricity under our power purchase contracts, which generally are indexed to natural gas prices. For the three and six months ended June 30, 2009, we experienced declines in revenue from yield at our waste-to-energy facilities of $22 million and $31 million, respectively, due to falling natural gas prices. Our waste-to-energy facilities’ exposure to market price volatility is increasing as more long-term contracts expire and we shift our focus to a varied-term portfolio strategy to minimize energy risk.

Fuel surcharges and mandated fees — Revenue generated by our fuel surcharge program decreased by $116 million and $180 million during the three and six months ended June 30, 2009, respectively. This decline is directly attributable to the decrease in the crude oil index prices we use for our fuel surcharge program.

The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — Declines in revenues due to reduced volumes in our collection business accounted for $175 million of the decrease for the three-month period and $323 million of the decrease for the six-month period. Our industrial collection operations experienced the most significant revenue declines due to lower volumes as a result of the continued slowdown in both residential and commercial construction activities across the United States. Although our commercial collection line of business tends to be more recession resistant than our other lines of business, we still experienced some commercial collection volume declines that we attribute to the recessionary environment.

For the three and six months ended June 30, 2009, we also experienced declines in third-party revenue at our landfills, particularly in our more economically sensitive special waste and construction and demolition waste streams. Lower third-party volumes in our transfer station operations caused revenue declines, particularly in our Eastern Group, and can generally be attributed to the effects of pricing and sluggish economic conditions. Lower volumes in our recycling operations caused declines in revenues of $20 million and $45 million for the three and six months ended June 30, 2009, respectively. These decreases are attributable to the drastic decline in the domestic and international demand for recyclables in late 2008 that has continued in 2009.

Acquisition and Divestitures — Revenue growth from acquisitions exceeded revenue declines from divestitures in both the three and six months ended June 30, 2009, reflecting (i) fewer under-performing operations being considered for divestiture and (ii) our resulting shift of focus to accretive acquisitions.

Operating Expenses

Our operating expenses decreased by $395 million, or 18.1%, and $762 million, or 17.8%, when comparing the three and six months ended June 30, 2009 with the comparable prior-year periods, respectively. Our operating expenses as a percentage of revenues decreased from 62.5% in the second quarter of 2008 to 60.5% in the current period. For the six months ended June 30, 2009, operating expenses as a percentage of revenues decreased to 60.9% from 63.3% for the six months ended June 30, 2008. The decreases in our operating expenses during the three and six months ended June 30, 2009 can largely be attributed to the following economic and market conditions:

•	Volume declines — Throughout the first six months of 2009, we experienced volume declines as a result of the weaker economy. We continue to manage our fixed costs and reduce our variable costs as we experience volume declines, and have achieved significant cost savings as a result. These cost decreases have benefited each of the operating cost categories identified in the table below.

•	Lower market prices for recyclable commodities — Market prices for commodities declined sharply when comparing the three and six months ended June 30, 2009 with the corresponding prior-year periods. This significant decrease in market prices was the driver of the current quarter and year-to-date decrease in cost of goods sold. Market prices for recyclable commodities climbed robustly through most of 2008, achieving levels during the first half of 2008 that had not been seen in several years. However, during the fourth quarter of 2008, the market prices and demand for recyclable commodities declined sharply. The resulting near-historic low prices and reduced demand carried into the first and second quarters of 2009 and had a significant negative impact on the recycling portion of our business.

•	Fuel cost decreases — On average, diesel fuel prices decreased 47%, from $4.40 per gallon for the second quarter of 2008 to $2.33 per gallon for the second quarter of 2009. On a year-to-date basis, diesel fuel prices decreased 43%, from $3.97 per gallon for the first six months of 2008 to $2.26 per gallon for the six months ended June 30, 2009. Lower fuel costs caused decreases in both our direct fuel costs and our subcontractor costs for the three and six months ended June 30, 2009.

•	Weakening of the Canadian dollar — When comparing the average exchange rate for the three and six months ended June 30, 2009 with the comparative 2008 periods, the Canadian exchange rate weakened by 13% and 16% respectively, which decreased our expenses in all operating cost categories. The weakening of the Canadian dollar decreased our total operating expenses by $22 million for the three months ended June 30, 2009 and $50 million for the six-month period.

While the items discussed above have driven the decline in our operating expenses, the cost decreases also reflect our focus on identifying operational efficiencies that translate into cost savings and on managing our fixed costs and reducing our variable costs.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to-		Ended		Period-to-
	June 30,		Period		June 30,		Period
	2009	2008	Change		2009	2008	Change

Labor and related benefits	$566	$602	$(36)	(6.0)%	$1,122	$1,195	$(73)	(6.1)%
Transfer and disposal costs	243	279	(36)	(12.9)	459	536	(77)	(14.4)
Maintenance and repairs	258	276	(18)	(6.5)	527	555	(28)	(5.0)
Subcontractor costs	180	239	(59)	(24.7)	350	456	(106)	(23.2)
Cost of goods sold	104	214	(110)	(51.4)	200	430	(230)	(53.5)
Fuel	98	212	(114)	(53.8)	187	380	(193)	(50.8)
Disposal and franchise fees and taxes	149	160	(11)	(6.9)	284	302	(18)	(6.0)
Landfill operating costs	44	67	(23)	(34.3)	87	131	(44)	(33.6)
Risk management	50	48	2	4.2	100	105	(5)	(4.8)
Other	94	84	10	11.9	195	183	12	6.6

	$1,786	$2,181	$(395)	(18.1)%	$3,511	$4,273	$(762)	(17.8)%

The period-to-period changes for each category of operating expenses are discussed below:

•	Labor and related benefits — These costs declined as a result of (i) headcount and overtime reductions related to volume declines; (ii) effects of foreign currency translation; (iii) a benefit from the impact of the reorganization the Company initiated in January of 2009, although most of these savings are reflected in our selling, general and administrative expenses; and (iv) cost savings provided by our operational improvement initiatives. These cost savings have been offset in part by (i) a $9 million charge related to bargaining unit employees in New Jersey agreeing to our proposal to withdraw them from an underfunded, multi-employer pension fund; and (ii) the impact of 2008 annual merit increases that became effective April 1, 2008, which resulted in higher salaries and hourly wages during the first three months of 2009 as compared with the first three months of 2008.

•	Transfer and disposal costs — These cost decreases are a result of volume declines, our continued focus on reducing disposal costs associated with our third-party disposal volumes by improving internalization and foreign currency translation.

•	Maintenance and repairs — These costs declined as a result of volume declines and various fleet initiatives that have favorably affected our maintenance, parts and supplies costs, which have been offset partially by cost increases due to changes in the timing and scope of planned maintenance projects at our waste-to-energy and landfill gas-to-energy facilities.

•	Subcontractor costs — These cost decreases are a result of volume declines, a significant decrease in diesel fuel prices and the effects of foreign currency translation.

•	Cost of goods sold — These cost decreases are principally due to a reduction in the recycling commodity rebates we pay to our customers as a result of the significant decline in market prices for recyclable commodities, which is discussed above, and volume declines.

•	Fuel — These cost decreases are a result of a significant decline in market prices for diesel fuel, which is discussed above, and volume declines.

•	Disposal and franchise fees and taxes — These cost decreases are principally a result of volume declines.

•	Landfill operating costs — These cost decreases can be attributed to:

(i) the recognition of favorable adjustments of $22 million for the three months ended June 30, 2009 and $32 million for the six months ended June 30, 2009 due to higher United States Treasury rates, which are used to estimate the present value of our environmental remediation obligations and recovery assets. During the second quarter of 2009, the discount rate used was increased from 2.75% to 3.50% and during the first quarter of 2009, the discount rate used was increased from 2.25% to 2.75%; and

(ii) the impact of a $6 million charge to landfill operating costs during the first quarter of 2008 related to the re-measurement of environmental remediation recovery assets due to changes in the discount rates used.

•	Other — The increase in these costs when comparing the three and six months ended June 30, 2009 with the comparable prior-year periods is primarily due to the recognition of gains on the sale of surplus real estate assets during the second quarter of 2008.

Selling, General and Administrative

The following table summarizes the major components of our selling, general and administrative costs for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to-		Ended		Period-to-
	June 30,		Period		June 30,		Period
	2009	2008	Change		2009	2008	Change

Labor and related benefits	$186	$217	$(31)	(14.3)%	$382	$434	$(52)	(12.0)%
Professional fees	44	35	9	25.7	78	72	6	8.3
Provision for bad debts	11	8	3	37.5	32	23	9	39.1
Other	82	98	(16)	(16.3)	168	197	(29)	(14.7)

	$323	$358	$(35)	(9.8)%	$660	$726	$(66)	(9.1)%

Labor and related benefits — In 2009, our labor and related benefits costs have declined because we have been realizing benefits associated with our January 2009 reorganization, discussed under Restructuring below. The comparability of our labor and related benefits expenses has also been affected by a significant decrease in non-cash compensation costs associated with the equity-based compensation provided for by our long-term incentive plan as a result of (i) a decline in the grant-date fair value of our equity awards; (ii) lower performance against established targets for certain awards than in the prior year; and (iii) the reversal of all compensation costs previously recognized for our 2008 performance share units based on a determination that it is no longer probable that the targets established for that award will be met. Additionally, contract labor costs incurred for various Corporate Support functions were lower during the three and six months ended June 30, 2009 than in the comparable prior year periods.

Professional Fees — We experienced higher professional fees in the current year as a result of (i) an increase in consulting fees due to our business development initiatives, particularly related to the expansion of our waste-to-energy business in China, Europe and the United States; and (ii) increased legal fees.

Provision for bad debts — The increase in our provision for bad debts is due to the effects of the weakened economy, which has increased collection risks associated with certain customers.

Other — During the current year, our costs associated with meetings, seminars, and travel and entertainment have declined as a result of the Company’s increased efforts to reduce controllable spending. These lower costs were due, in part, to the recent reorganization.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization costs for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to-		Ended		Period-to-
	June 30,		Period		June 30,		Period
	2009	2008	Change		2009	2008	Change

Depreciation of tangible property and equipment	$196	$198	$(2)	(1.0)%	$391	$395	$(4)	(1.0)%
Amortization of landfill airspace	100	114	(14)	(12.3)	188	208	(20)	(9.6)
Amortization of intangible assets	6	6	—	—	12	12	—	—

	$302	$318	$(16)	(5.0)%	$591	$615	$(24)	(3.9)%

The decrease in depreciation and amortization expense in 2009 can primarily be attributed to landfill volume declines.

Restructuring

In January 2009, we took steps to further streamline our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with the remainder of our solid waste business; and (iii) realigning our Corporate organization with this new structure in order to provide support functions more efficiently.

Our principal operations are managed through our Groups, which are discussed in Note 9. Each of our geographic Groups had been further divided into several Market Areas. As a result of our restructuring, the 45 separate Market Areas that we previously operated have been consolidated into 25 Areas. We have found that our larger Market Areas generally were able to achieve efficiencies through economies of scale that were not present in our smaller Market Areas, and believe that this reorganization will allow us to lower costs and continue to standardize processes and improve productivity. In addition, during the first quarter of 2009, responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities was transferred from our Waste Management Recycle America, or WMRA, organization to our geographic Groups. By integrating the management of our recycling services with the remainder of our solid waste business, we will be able to more efficiently provide comprehensive environmental solutions to our customers. In addition, as a result of this realignment, we have significantly reduced the overhead costs associated with managing this portion of our business and have increased the geographic Groups’ focus on maximizing the profitability and return on invested capital of all aspects of our business.

This reorganization has eliminated over 1,500 employee positions throughout the Company. During the three and six months ended June 30, 2009, we recognized $5 million and $43 million, respectively, of pre-tax restructuring charges associated with this reorganization of which $2 million and $38 million, respectively, were related to employee severance and benefit costs. The remaining charge was primarily related to abandoned operating lease agreements. We currently expect to incur additional restructuring charges of up to $10 million associated with this reorganization during the remainder of 2009.

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

During the first quarter of 2009, we determined to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of a revenue management system that would include the licensed SAP software. Accordingly, after careful consideration of the failures of the SAP software, we determined to abandon any alternative that would include the use of the SAP software. The determination to abandon the SAP software as our revenue management system resulted in a non-cash charge of $49 million.

During the second quarter of 2009, we recognized a $2 million impairment charge due to a change in expectations for the operating life of a landfill in our Southern Group.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three- and six-month periods ended June 30 and provides explanations of significant factors contributing to the identified variances (dollars in millions):

	Three Months				Six Months
	Ended		Period-to-		Ended		Period-to-
	June 30,		Period		June 30,		Period
	2009	2008	Change		2009	2008	Change

Reportable segments:
Eastern	$119	$150	$(31)	(20.7)%	$211	$273	$(62)	(22.7)%
Midwest	116	144	(28)	(19.4)	201	246	(45)	(18.3)
Southern	191	216	(25)	(11.6)	388	434	(46)	(10.6)
Western	146	167	(21)	(12.6)	274	320	(46)	(14.4)
Wheelabrator	54	77	(23)	(29.9)	93	135	(42)	(31.1)
Other	(28)	(11)	(17)	*	(59)	(27)	(32)	*

	598	743	(145)	(19.5)	1,108	1,381	(273)	(19.8)
Corporate and Other	(64)	(111)	47	(42.3)	(202)	(238)	36	(15.1)

Total	$534	$632	$(98)	(15.5)%	$906	$1,143	$(237)	(20.7)%

*	Percentage change does not provide a meaningful comparison.

Reportable segments — The main drivers of the decline in the income from operations of each of our four geographic segments when comparing the second quarter and first half of 2009 with the second quarter and first half of 2008 are summarized below:

•	Significantly lower recycling commodity prices in the second quarter and first half of 2009 as compared with the respective periods of 2008 had an unfavorable effect on each Group’s results. During the fourth quarter of 2008, commodity prices dropped sharply as a result of a significant decrease in the demand for commodities both domestically and internationally. These market conditions continued during the first and second quarters of 2009. The significant decline in commodity prices has resulted in reduced earnings, including operating losses at certain of our recycling businesses, during the second quarter and first six months of 2009. This is in sharp contrast to the strong earnings our recycling operations produced during the second quarter and first six months of 2008 when commodity prices were at record highs. Recyclable commodity prices have shown gradual improvement over the past six months, with the month of June 2009 reflecting prices approximately 40% higher than in January 2009 when the market hit a multi-year low. However, average June 2009 domestic commodity prices were still less than the average price during the second quarter and first six months of 2008 by at least 50%.

•	We recorded $5 million and $43 million of restructuring charges associated with our January 2009 restructuring during the three and six months ended June 30, 2009, respectively. Refer to Note 8 of our

Condensed Consolidated Financial Statements for information related to the impact of these charges on each of our reportable segments.

•	Each Group experienced declines in revenues due to lower volumes resulting in decreased income from operations as compared with the three and six months ended June 30, 2008. The volume declines were generally the result of the significant downturn in the overall economic environment, particularly in our industrial collection line of business, which has been affected by the sharp decline in residential and commercial construction across the United States.

The negative impact of these factors has been partially offset by the favorable effects of (i) increased revenue growth from yield on our collection and disposal business as a result of our pricing strategies, particularly in our collection operations; and (ii) cost savings attributed to our recent reorganization, our continued focus on controlling costs through operating efficiencies and our increased focus on reducing controllable selling, general and administrative expenses, particularly for travel and entertainment.

Other significant items affecting the comparability of each Groups’ results of operations for the three and six-month periods ended June 30, 2009 and 2008 are summarized below:

Eastern — During the second quarter of 2009, the Group recognized a $9 million charge related to bargaining unit employees in New Jersey agreeing to our proposal to withdraw them from an underfunded, multi-employer pension fund.

Midwest — When comparing the average exchange rate for the second quarter and first six months of 2009 with the second quarter and first six months of 2008, the Canadian exchange rate weakened by 13% and 16%, respectively, which decreased the Group’s income from operations. The effects of foreign currency translation were the most significant to this Group because substantially all of our Canadian operations are managed by our Midwest organization. Also contributing to the decrease in the Group’s operating income in the current year is the impact of the recognition of a $6 million gain during the second quarter of 2008 primarily related to the sale of surplus real estate.

Southern — During the second quarter of 2009, the Group experienced (i) a combined increase of $7 million in landfill amortization expense and environmental remediation operating costs resulting from changes in certain estimates related to final capping, closure, post-closure and remedial obligations; and (ii) the recognition of a $2 million impairment charge during the second quarter of 2009 due to a change in the expectations for the operating life of a landfill. Also unfavorably affecting the comparison of the six months ended June 30, 2009 with the prior-year period was the Group’s recognition of $3 million in divestiture gains during the first quarter of 2008.

Western — Unfavorably affecting the comparison of the second quarter and first six months of 2009 with the respective prior-year periods was the recognition of a $6 million gain during the second quarter of 2008 primarily related to the sale of surplus real estate. During the second quarter of 2009, the Group benefitted from a $3 million reduction in landfill amortization expense due to changes in certain estimates related to our final capping, closure and post-closure obligations.

Wheelabrator — Lower natural gas market prices, increased exposure to current energy market prices and an increase in international and domestic business development activities unfavorably affected the Group’s income from operations for the second quarter and first half of 2009 as compared with the respective prior-year periods. Exposure to current energy market prices increased from 2% of total energy production for the second quarter of 2008 to 28% during the current quarter due in large part to the expiration of several long-term energy contracts. The Group’s exposure to current energy market price volatility will continue to grow as several long-term contracts are set to expire later this year. Additionally, costs increased $5 million during the first half of 2009 as a result of a property tax dispute. Partially offsetting these unfavorable items was the favorable impact of additional intercompany disposal tonnage received during the second quarter of 2009 from our Eastern and Southern Groups in order to fill available waste-to-energy plant capacity.

Significant items affecting the comparability of the remaining components of our results of operations for the three-and six-month periods ended June 30, 2009 and 2008 are summarized below:

Other — The unfavorable change in operating results is largely due to (i) the effect of lower recycling commodity prices on our recycling brokerage activities; (ii) an increase in costs being incurred to support the identification and development of new lines of business that will complement our core business; and (iii) certain quarter-end adjustments recorded in consolidation related to our reportable segments that were not included in the measure of segment income from operations used to assess their performance for the periods disclosed.

Corporate and Other — The decrease in expenses for the three and six months ended June 30, 2009 as compared with the same periods of 2008 is primarily due to:

•	a significant decline in selling, general and administrative expenses resulting from workforce reductions associated with the restructuring, increased efforts to reduce our controllable spending and lower equity compensation costs;

•	the recognition of $22 million and $32 million of favorable adjustments during the three and six months ended June 30, 2009 by our closed sites management group due to increases in the United States Treasury rates used to estimate the present value of our environmental remediation obligations and environmental remediation recovery assets; and

•	the recognition of a $6 million charge by our closed sites management group during the first quarter of 2008 related to the re-measurement of environmental remediation recovery assets due to changes in the discount rates used.

The decreases in expenses noted above were partially offset by:

•	a $49 million non-cash abandonment charge recognized during the first quarter of 2009 associated with the determination that we would not pursue any alternatives associated with the development and implementation of a revenue management system that would include the use of the SAP software; and

•	a $9 million restructuring charge recognized as a result of our January 2009 reorganization.

Other Components of Net Income Attributable to Waste Management, Inc.

The following table summarizes the other major components of our net income for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to-		Ended		Period-to-
	June 30,		Period		June 30,		Period
	2009	2008	Change		2009	2008	Change

Interest expense	$(107)	$(105)	$(2)	1.9%	$(212)	$(227)	$15	(6.6)%
Interest income	3	4	(1)	(25.0)	7	9	(2)	(22.2)
Other, net	—	(1)	1	*	—	(3)	3	*
Provision for income taxes	163	199	(36)	*	264	343	(79)	*
Noncontrolling interests	(20)	(13)	(7)	*	(35)	(20)	(15)	*

*	Percentage change does not provide a meaningful comparison. Refer to the explanations below for a discussion of the relationship between current period and prior period activity.

Interest expense — When comparing the three and six months ended June 30, 2009 with the comparable prior-year periods, there has been a significant decline in market interest rates. The lower interest rates have increased the benefits to interest expense provided by our active interest rate swap agreements and reduced the interest expense associated with our variable-rate tax-exempt debt. A slight decrease in our average debt balances when comparing 2009 with 2008 has also contributed to a decrease in interest expense for the reported periods.

The decreases in interest expense during the three months ended June 30, 2009 attributable to lower interest rates and average debt balances were more than offset by a $10 million reduction to 2008 interest expense for the immediate recognition of fair value adjustments associated with terminated interest rate swaps that had been deferred and were being amortized over the life of senior notes. We elected to redeem the related senior notes prior to their scheduled maturity during the second quarter of 2008, resulting in the immediate recognition of all deferred amounts related to that debt.

Interest income — The decrease in interest income when comparing the three and six months ended June 30, 2009 with the comparable prior-year periods is generally related to a decline in market interest rates offset, in part, by an increase in our cash and cash equivalents balances on a year-over-year basis.

Provision for income taxes — We recorded a provision for income taxes of $163 million during the second quarter of 2009, representing an effective tax rate of 37.9%, compared with a provision for income taxes of $199 million during the second quarter of 2008, representing a 37.5% effective tax rate. Our effective tax rate for the first half of 2009 was 37.6% compared with 37.2% for the first half of 2008.

The year-over-year decrease in our provision for income taxes is primarily due to the decline in our pre-tax income. The comparison of our provision for income taxes and our effective tax rate for the reported periods was also affected by (i) the settlement of tax audits during 2008, which reduced our provision for income taxes by $7 million and $13 million for the three and six months ended June 30, 2008, respectively; and (ii) a $3 million reduction in our first quarter 2008 provision for income taxes due to the final true-up of our 2007 non-conventional fuel tax credits.

As a result of our adoption of SFAS No. 160, the measurement of our effective tax rate has changed from previous years. This change is a result of an increase in our “Income before income taxes” because of the exclusion from this measure of “Net income attributable to noncontrolling interests,” or what was previously referred to as “Minority interest” expense. Our 2008 effective tax rate has been remeasured and reported in a manner consistent with the current measurement approach. Amounts reported as “Net income attributable to noncontrolling interests” are reported net of any applicable taxes.

Noncontrolling interests — The increase in noncontrolling interests in consolidated net income when comparing the three and six months ended June 30, 2009 with the comparable prior-year periods is generally related to (i) a $2 million charge to noncontrolling interest expense during the first quarter of 2009 and a $6 million charge during the second quarter of 2009 due to reductions in consolidated operating expenses associated with a decrease in the present value of our environmental remediation obligations; (ii) a $3 million decrease in noncontrolling interest expense during the first quarter of 2008 due to an increase in consolidated operating expenses for the re-measurement of the fair value of environmental remediation recovery assets; and (iii) an increase in the profitability of our waste-to-energy LLCs in 2009.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of June 30, 2009 and December 31, 2008 (dollars in millions):

	June 30,	December 31,
	2009	2008

Cash and cash equivalents	$528	$480

Restricted trust and escrow accounts:
Tax-exempt bond funds	$81	$123
Closure, post-closure and environmental remediation funds	220	213
Debt service funds	35	35
Other	9	10

Total restricted trust and escrow accounts	$345	$381

Debt:
Current portion of long-term debt	$244	$835
Long-term debt, less current portion	7,999	7,491

Total long-term debt	$8,243	$8,326

Percentage of total debt at variable interest rates	28%	33%

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$99	$150

Changes in our outstanding debt balances from December 31, 2008 to June 30, 2009 can primarily be attributed to (i) $908 million of cash borrowings, including $793 million in net proceeds from the February 2009 issuance of $800 million of senior notes; (ii) the cash repayment of $1,014 million of outstanding borrowings at their scheduled maturities; (iii) proceeds from tax-exempt borrowings of $30 million; (iv) a $51 million decrease in the carrying value of our debt due to hedge accounting for interest rate swaps; and (v) the impacts of accounting for other non-cash changes in our debt balances due to foreign currency translation, interest and capital leases.

As of June 30, 2009, we had $401 million of debt maturing within twelve months and $617 million of fixed-rate tax-exempt bonds and $39 million of fixed-rate tax-exempt project bonds subject to remarketing within the next twelve months. We have classified $244 million of these borrowings as current portion of long-term debt; the remaining $813 million is classified as long-term as of June 30, 2009 based on our intent and ability, given the capacity available under our revolving credit facility and Canadian credit facility, to refinance these borrowings on a long-term basis.

2009 Capital Allocation Program

In December 2008, our Board of Directors approved a capital allocation program that includes the authorization for up to $1.3 billion in combined cash dividends, common stock repurchases, debt reduction and acquisitions in 2009. The following is a summary of our utilization of capital pursuant to the program through June 30, 2009 (in millions):

June 30,
2009

Cash dividends	$285
Common stock repurchases(a)	—
Debt reduction(b)	24
Acquisitions	59

$368

(a)	Management has determined that given the strength of our operating cash flows and the improvement in the capital markets, we will resume our common stock repurchases in the third quarter of 2009. We currently expect to repurchase up to $400 million of our common stock during the remainder of 2009.

(b)	For purposes of our capital allocation program, amounts measured as debt reduction include (i) net debt repayments of borrowings outstanding under our Canadian credit facility; and (ii) repayments of our capital leases and other debt obligations.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six-month periods ended June 30 (in millions):

	Six Months
	Ended
	June 30,
	2009	2008

Net cash provided by operating activities	$1,067	$1,131

Net cash used in investing activities	$(563)	$(499)

Net cash used in financing activities	$(456)	$(771)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the six-month periods ended June 30, 2009 and 2008 are summarized below:

•	Decrease in earnings — Our income from operations, excluding depreciation and amortization, decreased by $261 million on a year-over-year basis. While this earnings decline had a negative effect on our cash flows from operations, as we compare the two periods, the cash flow decline is not as significant as this measure of earnings decline because of the following:

•	In the first quarter of 2009, we recorded a non-cash charge of $49 million due to the abandonment of our SAP revenue management software.

•	During 2009, we recognized a $43 million charge associated with our restructuring, with the majority of this charge occurring in the first quarter. Only $25 million of the severance and benefit costs associated with the restructuring had been paid through June 30, 2009.

The above comparison of our income from operations was also affected by a $48 million decrease in non-cash charges attributable to equity-based compensation expense and interest accretion and discount rate adjustments on environmental remediation liabilities when comparing the six months ended June 30, 2009 with the comparable period of 2008. This is partially offset by a $17 million decrease in gains on disposal of assets when comparing the six months ended June 30, 2009 with the comparable period of 2008.

•	Change in receivables — The increase in our receivables for the six months ended June 30, 2008 generally reflected the impacts of the seasonal nature of our business, which causes increases in trade receivables due to the higher revenues traditionally experienced during the second quarter of each year. This seasonal increase in revenues was not as significant in 2009 due to the current economic environment, which has significantly reduced consumer and business spending.

•	Decreased interest payments — Cash paid for interest was approximately $41 million lower during the six months ended June 30, 2009 than in the comparable prior-year period. This decrease is due, in part, to a decline in market interest rates, which has increased the benefits to our interest costs provided by our active interest rate swap agreements and reduced the interest costs associated with our variable-rate tax-exempt debt. While we currently expect the decrease in interest payments associated with the decline in market interest rates to benefit the remainder of 2009, the decrease in cash interest payments during the first six months of 2009 is also due to the timing of scheduled interest payments for the $800 million of senior notes issued in February 2009. The first scheduled interest payment associated with this debt obligation is due in the third quarter of 2009.

•	Decreased bonus payments — Employee bonus payments earned in 2008, which were paid in the first quarter of 2009, were lower than the bonus payments earned in 2007 but paid in 2008 due to the relative strength of our financial performance against incentive measures in 2007 as compared with 2008. The year-over-year decrease in cash bonuses favorably affected the comparison of our cash flow from operations by approximately $29 million.

•	Decreased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $18 million lower on a year-over-year basis.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the six-month periods ended June 30, 2009 and 2008 are summarized below:

•	Capital expenditures — We used $583 million during the six months ended June 30, 2009 for capital expenditures compared with $486 million during the six months ended June 30, 2008. The increase in capital expenditures when comparing the first half of 2009 with the prior-year period can generally be attributed to timing differences associated with cash payments for the previous years’ fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. Approximately $245 million of our fourth quarter 2008 spending was paid in cash in 2009 compared with approximately $105 million of our fourth quarter 2007 spending that was paid in cash in the first quarter of 2008. In addition, our capital expenditures for the first quarter of 2009 included approximately $30 million related to the purchase of a permitted landfill development project in our Southern Group.

•	Acquisitions — Our spending on acquisitions decreased from $127 million for the six months ended June 30, 2008 to $59 million for the six months ended June 30, 2009. Although our acquisition spending was relatively lower in the first half of 2009, we intend to continue to focus on accretive acquisitions and other investments that will contribute to improved future results of operations and enhance and expand our existing service offerings.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six-month periods ended June 30, 2009 and 2008 are summarized below:

•	Share repurchases and dividend payments — In the latter part of 2008, we determined that, given the state of the financial markets and the economy, it would be prudent to continue the suspension of our share repurchases for the foreseeable future. Accordingly, we did not repurchase any shares of our common stock during the six months ended June 30, 2009. Given the strength of our operating cash flow during the first half of the year and our expectations for the remainder of 2009, we have decided to resume our share repurchases in the third quarter. We repurchased 12.2 million shares of our common stock for $403 million during the first half of 2008. Approximately $2 million of our second quarter 2008 share repurchases was paid in July 2008.

We paid $285 million in aggregate cash dividends in the first and second quarters of 2009 compared with $266 million in the first and second quarters of 2008. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.27 in 2008 to $0.29 in 2009.

The Board of Directors will declare dividends during the remainder of 2009 at their discretion, with any decisions dependent on various factors, including our net earnings, financial condition, cash required for future acquisitions and other factors the Board may deem relevant. Additionally, the Board of Directors has authorized management to, at its discretion, repurchase up to $400 million of our common stock during the remainder of the year.

•	Net debt repayments — Net debt repayments were $106 million during the six months ended June 30, 2009 and $30 million during the six months ended June 30, 2008. The following summarizes our most significant cash borrowings and debt repayments made during each six-month period (in millions):

	Six Months
	Ended
	June 30,
	2009	2008

Borrowings:
Revolving credit facility	$—	$50
Canadian credit facility	115	327
Senior Notes	793	594

	$908	$971

Repayments:
Revolving credit facility	$(310)	$(350)
Canadian credit facility	(125)	(374)
Senior Notes	(500)	(244)
Tax exempt bonds	(65)	(4)
Capital leases and other debt	(14)	(29)

	$(1,014)	$(1,001)

Net repayments	$(106)	$(30)

•	Accrued liabilities for checks written in excess of cash balances — Changes in our accrued liabilities for checks written in excess of cash balances are reflected as “Other” financing activities in the Consolidated Statement of Cash Flows. There are significant changes in these accrued liability balances at period ends, which are generally attributable to the timing of cash deposits or payments.

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

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2009 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Seasonal Trends and Inflation

Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends, although we saw a significantly weaker seasonal volume increase during 2009 than we generally experience.

Certain destructive weather conditions that tend to occur during the second half of the year, such as hurricanes experienced by our Southern Group, can actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

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

Changes in Internal Controls over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2009. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We held our 2009 Annual Meeting of Stockholders on May 8, 2009 in Houston, Texas. A total of 438,982,328 shares of common stock, which is approximately 90% of the common stock outstanding at that time, were represented either in person or by proxy at the meeting. The following information summarizes the results of the votes on matters submitted at the meeting.

1. The eight directors listed below were elected until their successors are duly elected and qualified:

Directors	For	Against	Abstain

Pastora San Juan Cafferty	414,506,071	23,323,295	1,152,914
Frank M. Clark, Jr.	417,299,121	20,215,227	1,467,931
Patrick W. Gross	414,680,545	22,931,678	1,370,056
John C. Pope	412,416,637	25,393,834	1,171,810
W. Robert Reum	417,392,938	20,284,750	1,304,592
Steven G. Rothmeier	408,065,165	29,760,174	1,156,941
David P. Steiner	430,851,737	6,870,125	1,260,417
Thomas H. Weidemeyer	431,976,805	5,621,620	1,383,854

2. The appointment of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm was ratified:

For	Against	Abstain

377,126,483	60,804,424	1,051,421

3. A majority of shares voted were voted for an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares authorized for issuance under the plan:

For	Against	Abstain	Broker Non-Votes

348,850,841	39,072,190	1,017,382	50,041,915

4. A majority of shares voted were voted for a proposal to approve the Company’s 2009 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Votes

327,160,620	27,868,405	1,257,706	82,695,597

5. Stockholder’s proposal relating to disclosure of political contributions:

For	Against	Abstain	Broker Non-Votes

96,160,397	206,163,247	53,963,088	82,695,596

6. Stockholder’s proposal related to the elimination of super-majority provisions of our governing documents:

For	Against	Abstain	Broker Non-Votes

285,226,978	69,700,449	1,358,906	82,695,995

Item 6.	Exhibits.

Exhibit
No.		Description

12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer
101	—	The following materials from Waste Management, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Changes in Equity; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ ROBERT G. SIMPSON
Robert G. Simpson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ GREG A. ROBERTSON
Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: July 30, 2009

EXHIBIT INDEX

Exhibit
No.		Description

12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer
101	—	The following materials from Waste Management, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Changes in Equity; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.