Form 10-Q
period 2009-09-30
WASTE MANAGEMENT INC
filed 2009-10-29
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 26, 2009 was 489,651,990 (excluding treasury shares of 140,630,471).

PART I.
Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Par Value Amounts)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Millions, Except Per Share Amounts) (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (In Millions, Except Shares in Thousands) (Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$612	$480
Accounts receivable, net of allowance for doubtful accounts of $32 and $39, respectively	1,459	1,463
Other receivables	154	147
Parts and supplies	106	110
Deferred income taxes	56	39
Other assets	123	96

Total current assets	2,510	2,335
Property and equipment, net of accumulated depreciation and amortization of $13,929 and $13,273, respectively	11,356	11,402
Goodwill	5,575	5,462
Other intangible assets, net	206	158
Other assets	745	870

Total assets	$20,392	$20,227

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$554	$716
Accrued liabilities	1,062	1,034
Deferred revenues	447	451
Current portion of long-term debt	742	835

Total current liabilities	2,805	3,036
Long-term debt, less current portion	7,504	7,491
Deferred income taxes	1,518	1,484
Landfill and environmental remediation liabilities	1,361	1,360
Other liabilities	683	671

Total liabilities	13,871	14,042

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,534	4,558
Retained earnings	5,880	5,631
Accumulated other comprehensive income	178	88
Treasury stock at cost, 139,719,246 and 139,546,915 shares, respectively	(4,382)	(4,381)

Total Waste Management, Inc. stockholders’ equity	6,216	5,902
Noncontrolling interests	305	283

Total equity	6,521	6,185

Total liabilities and equity	$20,392	$20,227

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating revenues	$3,023	$3,525	$8,785	$10,280

Costs and expenses:
Operating	1,856	2,221	5,367	6,494
Selling, general and administrative	339	369	999	1,095
Depreciation and amortization	301	326	892	941
Restructuring	3	—	46	—
(Income) expense from divestitures, asset impairments and unusual items	(1)	(23)	50	(25)

	2,498	2,893	7,354	8,505

Income from operations	525	632	1,431	1,775

Other income (expense):
Interest expense	(104)	(114)	(316)	(341)
Interest income	3	5	10	14
Other, net	1	1	1	(2)

	(100)	(108)	(305)	(329)

Income before income taxes	425	524	1,126	1,446
Provision for income taxes	133	201	397	544

Consolidated net income	292	323	729	902
Less: Net income attributable to noncontrolling interests	(15)	(13)	(50)	(33)

Net income attributable to Waste Management, Inc.	$277	$310	$679	$869

Basic earnings per common share	$0.56	$0.63	$1.38	$1.76

Diluted earnings per common share	$0.56	$0.63	$1.37	$1.75

Cash dividends declared per common share	$0.29	$0.27	$0.87	$0.81

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months
	Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Consolidated net income	$729	$902
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	892	941
Deferred income tax provision	(10)	83
Interest accretion on landfill liabilities	59	57
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	(28)	6
Provision for bad debts	37	32
Equity-based compensation expense	19	38
Net gain on disposal of assets	(6)	(25)
Effect of (income) expense from divestitures, asset impairments and unusual items	50	(25)
Excess tax benefits associated with equity-based transactions	(2)	(7)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(17)	35
Other current assets	(19)	(29)
Other assets	1	3
Accounts payable and accrued liabilities	2	(26)
Deferred revenues and other liabilities	(65)	(83)

Net cash provided by operating activities	1,642	1,902

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(127)	(230)
Capital expenditures	(823)	(787)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	20	92
Net receipts from restricted trust and escrow accounts	98	142
Other	2	7

Net cash used in investing activities	(830)	(776)

Cash flows from financing activities:
New borrowings	1,026	1,091
Debt repayments	(1,142)	(1,206)
Common stock repurchases	(65)	(410)
Cash dividends	(428)	(399)
Exercise of common stock options	10	36
Excess tax benefits associated with equity-based transactions	2	7
Distributions paid to noncontrolling interests	(35)	(33)
Other	(51)	(56)

Net cash used in financing activities	(683)	(970)

Effect of exchange rate changes on cash and cash equivalents	3	—

Increase in cash and cash equivalents	132	156
Cash and cash equivalents at beginning of period	480	348

Cash and cash equivalents at end of period	$612	$504

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

			Waste Management, Inc. Stockholders’ Equity
							Accumulated
							Other
					Additional		Comprehensive
		Comprehensive	Common Stock		Paid-In	Retained	Income	Treasury Stock		Noncontrolling
	Total	Income	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts	Interests

Balance, December 31, 2008	$6,185		630,282	$6	$4,558	$5,631	$88	(139,547)	$(4,381)	$283
Comprehensive Income:
Net income	729	$729	—	—	—	679	—	—	—	50
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $16	(27)	(27)	—	—	—	—	(27)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $17	28	28	—	—	—	—	28	—	—	—
Unrealized gains on marketable securities, net of taxes of $2	8	8	—	—	—	—	3	—	—	5
Foreign currency translation adjustments	86	86	—	—	—	—	86	—	—	—

Other comprehensive income (loss)	95	95

Comprehensive income	824	$824

Cash dividends declared	(428)		—	—	—	(428)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	43		—	—	(24)	(2)	—	2,182	69	—
Common stock repurchases	(70)		—	—	—	—	—	(2,362)	(70)	—
Distributions paid to noncontrolling interests	(35)		—	—	—	—	—	—	—	(35)
Other	2		—	—	—	—	—	8	—	2

Balance, September 30, 2009	$6,521		630,282	$6	$4,534	$5,880	$178	(139,719)	$(4,382)	$305

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

We manage and evaluate our principal operations through five operating Groups. Our four geographic operating Groups, which include our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, recycling and disposal services. Our fifth operating group is the Wheelabrator Group, which provides waste-to-energy services. We also provide additional waste management services that are not managed through our five Groups, which are presented in this report as “Other.” Additional information related to our segments, including changes in the basis for our reported segments from December 31, 2008, can be found under “Reclassifications” below and in Note 9.

The Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2009 and 2008 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Adoption of New Accounting Standards

Fair Value Measurements — In September 2006, the Financial Accounting Standards Board issued new authoritative guidance associated with fair value measurements. This guidance defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of the new guidance for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Accordingly, we adopted this guidance for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008 and adopted the guidance for non-financial assets and liabilities measured on a non-recurring basis effective January 1, 2009. The application of the fair value framework did not have a material impact on our consolidated financial position, results of operations or cash flows.

Business Combinations — In December 2007, the FASB issued revisions to the authoritative guidance associated with business combinations. This guidance clarified and revised the principles for how an acquirer

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognizes and measures identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. This guidance also addressed the recognition and measurement of goodwill acquired in business combinations and expanded disclosure requirements related to business combinations. Effective January 1, 2009, we adopted the FASB’s revised guidance associated with business combinations. The portions of this guidance that relate to business combinations completed before January 1, 2009 did not have a material impact on our consolidated financial statements. Further, business combinations completed in 2009 have not been material to our financial position, results of operations or cash flows. However, to the extent that future business combinations are material, our adoption of the FASB’s revised authoritative guidance associated with business combinations will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values when such amounts can be determined and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

Noncontrolling Interests in Consolidated Financial Statements — In December 2007, the FASB issued new authoritative guidance that established accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of a subsidiary. The guidance also established that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted this new guidance on January 1, 2009. The presentation and disclosure requirements of this guidance, which must be applied retrospectively for all periods presented, have resulted in reclassifications to our prior period consolidated financial information and the remeasurement of our 2008 effective tax rates, which are discussed in Note 4.

Subsequent Events — In May 2009, the FASB established standards related to accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. We have adopted the provisions of this new authoritative guidance, which became effective for interim and annual reporting periods ending after June 15, 2009. Subsequent events have been evaluated through the date and time the financial statements were issued on October 29, 2009. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in our current period financial statements.

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

Segments — During the first quarter of 2009, we transferred responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities to the management teams of our four geographic Groups. We believe that, by integrating the management of these aspects of our recycling operations with the remainder of our solid waste business, we can more efficiently provide comprehensive environmental solutions to our customers and ensure that we are focusing on maximizing the profitability and return on invested capital of all aspects of our business. As a result of this operational change, we also changed the way we review the financial results of our geographic Groups. Beginning in 2009, the financial results of our material recovery facilities and secondary processing facilities are included as a component of their respective geographic Group and the financial results of our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. We have reflected the impact of these changes for all periods presented to provide financial information that consistently reflects our current approach to managing our geographic Group operations. Refer to Note 9 for further discussion about our reportable segments.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain other minor reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2009			December 31, 2008
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$113	$55	$168	$108	$49	$157
Long-term	1,155	206	1,361	1,110	250	1,360

	$1,268	$261	$1,529	$1,218	$299	$1,517

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2008 and the nine months ended September 30, 2009 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2007	$1,178	$284
Obligations incurred and capitalized	51	—
Obligations settled	(72)	(38)
Interest accretion	77	8
Revisions in cost estimates and interest rate assumptions	(13)	49
Acquisitions, divestitures and other adjustments	(3)	(4)

December 31, 2008	1,218	299
Obligations incurred and capitalized	29	—
Obligations settled	(51)	(33)
Interest accretion	59	5
Revisions in cost estimates and interest rate assumptions(a)	9	(12)
Acquisitions, divestitures and other adjustments	4	2

September 30, 2009	$1,268	$261

(a)	During the nine months ended September 30, 2009, we recognized a $23 million decrease to our environmental remediation liabilities and a corresponding reduction to “Operating” expenses for the impact of changes in the risk-free discount rate used to measure the liabilities. As of December 31, 2008, we used a risk-free discount rate of 2.25% for these obligations. The applicable rate was increased to 2.75% effective March 31, 2009 and 3.50% effective June 30, 2009. There was not a change in the applicable discount rate during the three months ended September 30, 2009. The decrease in these liabilities due to changes in discount rate have been partially offset by the recognition of additional liabilities at both active and closed landfills resulting generally from an increase in the expected costs required to remediate the sites.

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $230 million at September 30, 2009, and is primarily included as long-term “Other assets” in our Condensed Consolidated Balance Sheet.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rates of each major category as of September 30, 2009:

	September 30,	December 31,
	2009	2008

Revolving credit facility (weighted average interest rate of 2.4% at December 31, 2008)	$—	$300
Letter of credit facilities	—	—
Canadian credit facility (weighted average interest rate of 2.0% at September 30, 2009 and 3.3% at December 31, 2008)	269	242
Senior notes and debentures, maturing through 2032, interest rates ranging from 5.0% to 7.75% (weighted average interest rate of 6.9% at September 30, 2009 and 6.8% at December 31, 2008)	4,884	4,628
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 0.2% to 7.4% (weighted average interest rate of 3.6% at September 30, 2009 and 3.9% at December 31, 2008)	2,649	2,684
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2029, fixed and variable interest rates ranging from 0.3% to 9.3% (weighted average interest rate of 4.4% at September 30, 2009 and 4.9% at December 31, 2008)	194	220
Capital leases and other, maturing through 2050, interest rates up to 12%	250	252

Total long-term debt	8,246	8,326
Current portion of long-term debt	742	835

Long-term debt, less current portion	$7,504	$7,491

As of September 30, 2009, we had (i) $1,014 million of debt maturing within twelve months, consisting primarily of $269 million under our Canadian credit facility and $600 million of 7.375% senior notes that mature in August 2010; and (ii) $723 million of fixed-rate tax-exempt borrowings subject to re-pricing within the next twelve months. Under accounting principles generally accepted in the United States, this $1,737 million of debt must be classified as current unless we have the intent and ability to refinance it on a long-term basis. As discussed below, as of September 30, 2009, we had the intent and ability to refinance $995 million of this debt on a long-term basis. We have classified the remaining $742 million as current obligations as of September 30, 2009.

All of the borrowings outstanding under the Canadian credit facility mature less than one year from the date of issuance, but may be renewed under the terms of the facility, which matures in November 2012. As of September 30, 2009, we intend to repay $18 million of the outstanding borrowings under the facility with available cash during the next twelve months and refinance the remaining balance under the terms of the facility. As a result, as of September 30, 2009, $251 million of advances under the facility were classified as long-term based on our intent and ability to refinance the obligations on a long-term basis under the terms of the facility.

Additionally, we have classified the $723 million of tax-exempt bonds subject to re-pricing within twelve months as long-term as of September 30, 2009 based on our intent and ability to refinance any failed re-pricings using our $2.4 billion revolving credit facility. Although we also intend to refinance the $600 million of senior notes maturing in August 2010 on a long-term basis, an aggregate of $1,632 million of capacity under our revolving credit facility is currently utilized to support outstanding letters of credit and we currently expect our utilization of the facility for this purpose to increase by $24 million during the next twelve months. After giving effect to these items, only $21 million of capacity is forecasted to be available under the revolving credit facility, giving us the ability to classify only $21 million of the August 2010 maturity as long-term as of September 30, 2009.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant changes in our debt balances from December 31, 2008 to September 30, 2009 are related to the following:

•	Revolving credit facility — We repaid the $300 million of outstanding borrowings with proceeds from the issuance of senior notes, discussed below.

•	Canadian credit facility — The increase in the carrying value is due to (i) accounting for changes in the Canadian currency translation rate, which increased the carrying value by $33 million during the nine months ended September 30, 2009, and (ii) the impact of interest accretion, which increased the carrying value by $5 million during the nine months ended September 30, 2009. These increases were partially offset by $11 million of debt repayments.

•	Senior notes — In February 2009, we issued $350 million of 6.375% senior notes due March 11, 2015 and $450 million of 7.375% senior notes due March 11, 2019. The net proceeds from the debt issuance were $793 million. A portion of the proceeds was used to repay $300 million of outstanding borrowings under the revolving credit facility and the remaining proceeds were used to repay $500 million of 6.875% senior notes that matured in May 2009.

The remaining change in the carrying value of our senior notes from December 31, 2008 to September 30, 2009 is due to accounting for our fixed-to-floating interest rate swap agreements, which are accounted for as fair value hedges resulting in all fair value adjustments being reflected as a component of the carrying value of the underlying debt. For additional information regarding our interest rate derivatives, refer to Note 11.

•	Tax-exempt bonds — We issued $30 million of tax-exempt bonds during the nine months ended September 30, 2009. The proceeds from the issuance of the bonds were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised. Accordingly, the restricted funds provided by these financing activities have not been included in “New Borrowings” in our Condensed Consolidated Statement of Cash Flows. During the nine months ended September 30, 2009, $65 million of our tax-exempt bonds were repaid with available cash.

•	Tax-exempt project bonds — Tax-exempt project bonds have been used by our Wheelabrator Group to finance the development of waste-to-energy facilities. These facilities are integral to the local communities they serve, and, as such, are supported by long-term contracts with multiple municipalities. The bonds generally have periodic amortizations that are supported by the cash flow of each specific facility being financed. During the nine months ended September 30, 2009, we repaid $26 million of our tax-exempt project bonds with debt service funds and available cash.

4.	Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2009 was 31.2% and 35.2%, respectively, compared with 38.4% and 37.6%, respectively, for the comparable prior-year periods. As a result of our adoption on January 1, 2009 of accounting guidance associated with noncontrolling interests in consolidated financial statements, the measurement of our effective tax rate has changed from previous years. This change is a result of an increase in our “Income before income taxes” because of the exclusion from this measure of “Net income attributable to noncontrolling interests,” or what was previously referred to as “Minority interest” expense. Our 2008 effective tax rates have been remeasured and reported in a manner consistent with the current measurement approach. Amounts reported as “Net income attributable to noncontrolling interests” are reported net of any applicable taxes.

The most significant items affecting the reconciliation of income taxes computed at the federal statutory rate and reported income taxes for the three- and nine-month periods ended September 30, 2009 were (i) the finalization of our 2008 tax returns, which reduced our provision for income taxes by $11 million; (ii) tax audit settlements, which reduced our provision for income taxes by $9 million; (iii) a $5 million benefit related to the utilization of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state net operating loss carryforwards; (iv) the impacts of state and local income taxes; and (v) a $6 million increase in our provision for income taxes related to an increase in our net accumulated state deferred tax liabilities.

The difference between income taxes computed at the federal statutory rate and reported income taxes for the three- and nine-month periods ended September 30, 2008 was primarily due to state and local income taxes. For the nine months ended September 30, 2008, the increase from state and local income taxes was offset, in part, by the favorable impact of tax audit settlements, which reduced our provision for income taxes by $13 million, and a $3 million tax benefit recognized for the final true-up of our non-conventional fuel tax credits.

We evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

5.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Consolidated net income	$292	$323	$729	$902

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) resulting from changes in fair value of derivative instruments, net of taxes	(20)	15	(27)	12
Realized (gains) losses on derivative instruments reclassified into earnings, net of taxes	19	(9)	28	(10)
Unrealized gains (losses) on marketable securities, net of taxes	5	(5)	8	(10)
Foreign currency translation adjustments	58	(28)	86	(45)

Other comprehensive income (loss)	62	(27)	95	(53)

Comprehensive income	354	296	824	849
Comprehensive income attributable to noncontrolling interests	(18)	(10)	(55)	(27)

Comprehensive income attributable to Waste Management, Inc.	$336	$286	$769	$822

The components of accumulated other comprehensive income, which is included as a component of Waste Management, Inc. stockholders’ equity, were as follows (in millions):

	September 30,	December 31,
	2009	2008

Accumulated unrealized loss on derivative instruments, net of taxes	$(18)	$(19)
Accumulated unrealized gain (loss) on marketable securities, net of taxes	1	(2)
Cumulative foreign currency translation adjustments	199	113
Underfunded post-retirement benefit obligations, net of taxes	(4)	(4)

	$178	$88

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Number of common shares outstanding at end of period	490.6	490.6	490.6	490.6
Effect of using weighted average common shares outstanding	1.6	0.2	1.5	1.9

Weighted average basic common shares outstanding	492.2	490.8	492.1	492.5
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.4	3.3	2.0	3.3

Weighted average diluted common shares outstanding	494.6	494.1	494.1	495.8

Potentially issuable shares	13.7	15.4	13.7	15.4
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	3.1	0.9	3.3	0.9

7.	Commitments and Contingencies

Purchase commitments — We continue to focus on the expansion of our waste-to-energy business and are actively pursuing various projects in the United States and internationally. In August 2009, we entered into an agreement to purchase a 40 percent equity investment in Shanghai Environment Group (“SEG”), a subsidiary of Shanghai Chengtou Holding, for approximately $140 million. As a joint venture partner in SEG, we will participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG will also focus on building new waste-to-energy facilities in China. Our purchase of an interest in SEG is subject to regulatory approval, but the transaction is currently expected to be approved in early 2010.

Financial instruments — We have obtained letters of credit, performance bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation, and other obligations. Letters of credit generally are supported by our revolving credit facility and other credit facilities established for that purpose. We obtain surety bonds and insurance policies from an entity in which we have a noncontrolling financial interest. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for us. In those instances where our use of financial assurance from entities we own or have financial interests in is not allowed, we generally have available alternative financial assurance mechanisms.

Management does not expect to have any claims against or draws on these instruments that would have a material adverse effect on our consolidated financial statements and we have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations.

Insurance — We carry insurance coverage for protection of our assets and operations from certain risks including automobile liability, general liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. Our exposure, however, could increase if our insurers were unable to meet their commitments on a timely basis.

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred-but-not-reported losses, is based on an actuarial valuation and internal estimates. The estimated accruals for these liabilities could be affected if future occurrences or loss development significantly

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

differ from the assumptions used. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

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

We also have guaranteed the obligations of, and provided indemnification to, third parties in the ordinary course of business. Guarantee agreements outstanding as of September 30, 2009 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $10 million; and (ii) agreements guaranteeing the market value of homeowners’ properties adjacent to or near certain of our landfills. Our indemnification obligations generally arise in divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. For acquisitions completed in 2009, we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. For acquisitions completed before 2009, the costs associated with any additional consideration requirements are accounted for as incurred. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

Environmental matters — A significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection, as we are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a site. In addition to remediation activity required by state or local authorities, such liabilities include potentially responsible party, or PRP, investigations. The costs associated with these liabilities can include settlements, certain legal and consultant fees, as well as incremental internal and external costs directly associated with site investigation and clean-up.

Estimating our degree of responsibility for remediation of a particular site is inherently difficult and determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $145 million higher than the $261 million recorded in the Condensed Consolidated Financial Statements as of September 30, 2009. Our ongoing review of our remediation liabilities could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of September 30, 2009, we had been notified that we are a PRP in connection with 74 locations listed on the EPA’s National Priorities List, or NPL. Of the 74 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 58 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation — In April 2002, two former participants in the ERISA plans of Waste Management Holdings, Inc., a wholly-owned subsidiary we acquired in 1998 (“WM Holdings”), filed a lawsuit in the U.S. District Court for the District of Columbia in a case entitled William S. Harris, et al. v. James E. Koenig, et al. The lawsuit named as defendants WM Holdings and various members of WM Holdings’ Board of Directors prior to July 1998, and the Administrative Committee of WM Holdings’ ERISA plans and its individual members; various members of the Administrative and Investment Committees of WMI’s ERISA plans; and State Street Bank & Trust, the trustee and investment manager of WMI’s ERISA plans. The lawsuit attempts to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the securities class action against WM Holdings that was settled in 1998 and the securities class action against WMI that was settled in 2001. The defendants filed motions to dismiss the complaints on the pleadings, and in April 2009, the Court granted in part and denied in part the defendants’ motions. The Court dismissed the plaintiffs’ claims that were based on alleged accounting irregularities by WM Holdings for the period between January 1990 and February 1998. However, the Court denied defendants’ motion to dismiss plaintiffs’ claims alleging breaches of fiduciary duties against all of the defendants during the time period between July 1999 and December 1999 based primarily on defendants allowing the WM Holdings ERISA plan to participate in the settlement of the securities class action against WM Holdings. Each of Mr. Pope, Mr. Rothmeier and Ms. San Juan Cafferty, members of our Board of Directors, was a member of the WM Holdings’ Board of Directors and therefore is a named defendant in these actions, as is Mr. Simpson, our Chief Financial Officer, by virtue of his membership on the WMI ERISA plan Investment Committee at that time. The Court also denied the defendants’ motion for dismissal for the claims related to the period between February 2002 and July 2002 against State Street for failing to adequately represent the plaintiffs’ interests in the settlement of the securities class action against WMI. All of the defendants intend to defend themselves vigorously.

There are two separate wage and hour lawsuits pending against certain of our subsidiaries in California, each seeking class certification. The actions have recently been coordinated to proceed in San Diego County. Both lawsuits make the same general allegations that the defendants failed to comply with certain California wage and hour laws, including allegedly failing to provide meal and rest periods, and failing to properly pay hourly and overtime wages. Similarly, a purported class action lawsuit was filed against WMI in August 2008 in federal court in Minnesota alleging that we violated the Fair Labor Standards Act. The court in the Minnesota lawsuit denied the plaintiffs’ motion for conditional class certification, and the plaintiffs have asked for reconsideration. The plaintiffs also have indicated that without class certification, they intend to pursue their claims through individual lawsuits. We deny the claims in all of the actions and intend to continue to vigorously defend all of these matters. Given the inherent uncertainties of litigation, the ultimate outcomes cannot be predicted at this time, nor can possible damages, if any, be reasonably estimated.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 20, 2008, we filed a lawsuit in state district court in Harris County, Texas against SAP AG and SAP America, Inc., alleging fraud and breach of contract. The lawsuit relates to our 2005 software license from SAP for a waste and recycling revenue management system and agreement for SAP to implement the software on a fixed-fee basis. We have alleged (i) that SAP demonstrated and sold software that SAP represented was a mature, “out-of-the-box” software solution that met the specific business requirements of the Company, (ii) that SAP represented no production, modification or customization would be necessary and (iii) that SAP represented the software would be fully implemented throughout the Company in 18 months. We are vigorously pursuing all claims available, including recovery of all payments we have made, costs we have incurred and the benefits we have not realized. SAP filed a general denial to the suit. Discovery is ongoing and trial is currently scheduled for May 2010.

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

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. The following matter, pending as of September 30, 2009, is disclosed in accordance with that requirement:

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

Tax matters — In the third quarter of 2009 we effectively settled our 2008 federal tax audit and various state tax audits resulting in a tax benefit of $9 million. We participate in the IRS’s Compliance Assurance Program, whereby we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are currently in the examination phase of an IRS audit for the 2009 tax year. We expect this audit to be completed within the next 15 months. Audits associated with state and local jurisdictions date back to 1999 and examinations associated with Canada date back to 1998. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities could have a material effect on our quarterly or annual cash flows as audits

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are completed, although we do not believe that current tax audit matters will have a material adverse impact on our results of operations.

We have approximately $2.8 billion of tax-exempt bonds outstanding as of September 30, 2009. Tax-exempt financings are structured pursuant to certain terms and conditions of the Internal Revenue Code, which exempt from taxation the interest income earned by the bondholders. The requirements of the Code are complex, and failure to comply with these requirements could cause certain interest payments previously made on the bonds to be taxable and could cause either outstanding principal amounts on the bonds to be accelerated or future interest payments on the bonds to be taxable. Some of the Company’s tax-exempt financings have been, or currently are, the subject of examinations by the IRS to determine whether the financings meet the requirements of the Code and applicable regulations. We do not believe that current examinations will have a material adverse impact on our financial position, results of operations or cash flows.

8.	Restructuring

In January 2009, we took steps to further streamline our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with the remainder of our solid waste business; and (iii) realigning our Corporate organization with this new structure in order to provide support functions more efficiently.

Our principal operations are managed through our Groups, which are discussed in Note 9. Each of our four geographic Groups had been further divided into several Market Areas. As a result of our restructuring, the 45 separate Market Areas that we previously operated have been consolidated into 25 Areas. We found that our larger Market Areas generally were able to achieve efficiencies through economies of scale that were not present in our smaller Market Areas, and this reorganization has allowed us to lower costs and to continue to standardize processes and improve productivity. In addition, during the first quarter of 2009, responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities was transferred from our Waste Management Recycle America, or WMRA, organization to our four geographic Groups. By integrating the management of these recycling services with the remainder of our solid waste business, we are able to more efficiently provide comprehensive environmental solutions to our customers. In addition, as a result of this realignment, we have significantly reduced the overhead costs associated with managing this portion of our business and have increased the geographic Groups’ focus on maximizing the profitability and return on invested capital of all aspects of our business.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This reorganization has eliminated over 1,500 employee positions throughout the Company. During the three and nine months ended September 30, 2009, we recognized $3 million and $46 million, respectively, of pre-tax restructuring charges associated with this reorganization, of which $2 million and $40 million, respectively, were related to employee severance and benefit costs. The remaining charges were primarily related to abandoned operating lease agreements. The following table summarizes the charges recognized for this restructuring by each of our current reportable segments and our Corporate and Other organizations (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Eastern	$—	$10
Midwest	1	10
Southern	1	10
Western	—	6
Wheelabrator	—	—
Corporate and Other	1	10

Total	$3	$46

Through September 30, 2009, we had paid approximately $32 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the fourth quarter of 2010.

We currently expect to incur additional restructuring charges of between $5 million and $10 million associated with this reorganization during the remainder of 2009.

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

As a result of the transfer of responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities to the management teams of our geographic Groups, we also changed the way we review the financial results of our geographic Groups. Beginning in 2009, the financial results of our material recovery facilities and secondary processing facilities are included as a component of their respective geographic Group and the financial results of our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. We have reflected the impact of these changes for all periods presented to provide financial information that consistently reflects our current approach to managing our geographic Group operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three and nine months ended September 30 is shown in the following tables (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
	Revenues	Revenues	Revenues	Operations

Three Months Ended:

September 30, 2009
Eastern	$763	$(139)	$624	$138
Midwest	749	(112)	637	126
Southern	836	(108)	728	193
Western	801	(106)	695	141
Wheelabrator	214	(32)	182	74
Other	163	(6)	157	(32)

	3,526	(503)	3,023	640
Corporate and Other	—	—	—	(115)

Total	$3,526	$(503)	$3,023	$525

September 30, 2008
Eastern	$869	$(156)	$713	$144
Midwest	876	(127)	749	125
Southern	957	(124)	833	231
Western	886	(112)	774	156
Wheelabrator	245	(24)	221	104
Other	248	(13)	235	(12)

	4,081	(556)	3,525	748
Corporate and Other	—	—	—	(116)

Total	$4,081	$(556)	$3,525	$632

Nine Months Ended:

September 30, 2009
Eastern	$2,211	$(404)	$1,807	$349
Midwest	2,121	(319)	1,802	327
Southern	2,509	(326)	2,183	581
Western	2,343	(310)	2,033	415
Wheelabrator	627	(90)	537	167
Other	441	(18)	423	(91)

	10,252	(1,467)	8,785	1,748
Corporate and Other	—	—	—	(317)

Total	$10,252	$(1,467)	$8,785	$1,431

September 30, 2008
Eastern	$2,550	$(457)	$2,093	$417
Midwest	2,531	(368)	2,163	371
Southern	2,846	(379)	2,467	665
Western	2,592	(328)	2,264	476
Wheelabrator	683	(65)	618	239
Other	712	(37)	675	(39)

	11,914	(1,634)	10,280	2,129
Corporate and Other	—	—	—	(354)

Total	$11,914	$(1,634)	$10,280	$1,775

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fluctuations in our operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and by general economic conditions. In addition, our revenues and income from operations typically reflect seasonal patterns. Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends, although we saw a significantly weaker seasonal volume increase during 2009 than we generally experience.

Although there have not been significant impacts of weather-related services for the reported periods, certain destructive weather conditions that tend to occur during the second half of the year actually increase our revenues in the areas affected. For several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

During the periods presented, the comparability of the revenue and operating results of our geographic Groups has been significantly affected by (i) the economic downturn, which resulted in a decrease in our revenues when comparing the three and nine months ended September 30, 2009 with the comparable prior-year periods due to reduced consumer and business spending; (ii) sharply lower recycling commodities prices and diesel fuel prices when comparing the three and nine months ended September 30, 2009 with the comparable prior-year periods, which resulted in a decline in both revenues and operating expenses; and (iii) our continued focus on pricing, which has increased revenues and the operating margins of our collection line of business.

The revenues and operating results of our Wheelabrator Group have been unfavorably affected by a significant decrease in the rates charged for electricity under our power purchase contracts, which are tied to natural gas prices. Exposure to market fluctuations in natural gas prices has increased for the Wheelabrator Group in 2009 due in large part to the expiration of several long-term energy contracts. Additionally, the Company’s current focus on the expansion of our waste-to-energy business both internationally and domestically has increased Wheelabrator’s costs and expenses, which has negatively affected the comparability of their operating results for the periods presented.

From time to time, the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. As disclosed in Note 8, the income from operations of each of our geographic Groups for the three and nine months ended September 30, 2009 has been affected by our January 2009 reorganization. In addition, the Midwest Group’s operating results for the three and nine months ended September 30, 2008 were negatively affected by $26 million of increased “Operating” expenses due to a labor disruption associated with the renegotiation of a collective bargaining agreement in Milwaukee, Wisconsin and the related agreement of the bargaining unit to withdraw from the Central States Pension Fund.

10.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

Three and Nine Months Ended September 30, 2009

As of December 31, 2008, our “Property and equipment” included $70 million of accumulated costs associated with the development of our waste and recycling revenue management system. Approximately $49 million of these costs were specifically associated with the purchase of the license of SAP’s waste and recycling revenue management software and the efforts required to develop and configure that software for our use. The remaining costs were primarily associated with the general efforts of integrating a revenue management system with our existing applications and hardware.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

After a failed pilot implementation of the software in one of our smallest market areas, the development efforts associated with this revenue management system were suspended in 2007. As disclosed in Note 7, in March 2008, we filed suit against SAP and are currently scheduled for trial in May 2010.

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

Three and Nine Months Ended September 30, 2008

We recognized $28 million of net gains from divestitures during the nine months ended September 30, 2008 related to the divestiture of under-performing collection operations in our Southern Group, $2 million of which was recognized during the first quarter of 2008 and $26 million of which was recognized during the third quarter of 2008. The impact of the gains from divestitures was offset, in part, by the recognition of a $3 million impairment charge during the third quarter of 2008 as a result of a decision to close a landfill in our Southern Group.

11.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Authoritative guidance associated with fair value measurements provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As of September 30, 2009, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents(a)	$525	$525	$—	$—
Available-for-sale securities(b)	307	307	—	—
Interest rate derivatives(c),(d)	63	—	63	—

Total assets	$895	$832	$63	$—

Liabilities:
Interest rate derivatives(d),(e)	3	—	3	—
Foreign currency derivatives(f)	12	—	12	—

Total liabilities	$15	$—	$15	$—

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Our cash equivalents consist primarily of money market funds that invest in United States government obligations with original maturities of three months or less.

(b)	These assets include (i) restricted trusts and escrow accounts invested in money market mutual funds; (ii) restricted trusts and escrow accounts invested in equity-based mutual funds; and (iii) other equity securities.

(c)	We use interest rate swaps to maintain a portion of our debt obligations at variable, market-driven interest rates. As of September 30, 2009, we had approximately $4.8 billion in fixed-rate senior notes outstanding. The interest payments on $1.5 billion of these senior notes have been swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates. We have designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. The following table summarizes the impact of these interest rate derivatives on our balance sheet as of September 30, 2009 (in millions):

Derivatives Designated as Hedging
Instruments Under SFAS No. 133	Balance Sheet Location	Fair Value

Interest rate contracts	Current other assets	$12
Interest rate contracts	Long-term other assets	$51

Gains or losses on the derivatives as well as the offsetting losses or gains on the hedged items attributable to interest rate swaps are recognized in current earnings. We include gains and losses on derivative instruments in the same financial statement line item as offsetting gains and losses on the related hedged items. The following table summarizes the impact of changes in the fair value of our interest rate swaps and the underlying hedged items on our results of operations for the three and nine months ended September 30, 2009 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
Statement of Operations	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on	Gain (Loss) on
Classification	Swap	Fixed-Rate Debt	Swap	Fixed-Rate Debt

Interest expense	$11	$(11)	$(29)	$29

(d)	Certain of our interest rate derivative instruments contain provisions related to the Company’s credit ratings. If the Company’s credit rating were to fall below investment grade, the counterparties have the ability to cancel the derivative agreements and request immediate payment of derivative instruments that are in net liability positions. We do not have any derivative instruments with credit-risk-related contingent features that are in a net liability position at September 30, 2009.

(e)	During the third quarter of 2009, we entered into Treasury rate locks with a total notional value of $200 million to hedge the risk of changes in semi-annual interest payments associated with senior notes that the Company plans to issue in June 2010. We have designated our Treasury rate lock derivatives as cash flow hedges. As of September 30, 2009, the fair value of these interest rate derivatives is comprised of $3 million of current liabilities. We recognized pre-tax and after-tax losses of $3 million and $2 million, respectively, to other comprehensive income for changes in the fair value of our Treasury rate cash flow hedges during the three and nine months ended September 30, 2009.

(f)	We use foreign currency exchange rate derivatives to hedge our exposure to changes in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. As of September 30, 2009, we have foreign currency forward contracts outstanding for all of our anticipated cash flows associated with an outstanding debt arrangement with these wholly-owned subsidiaries. The hedged cash flows include Canadian $370 million of principal payments, which are scheduled for December 31, 2010, and Canadian $44 million of total interest payments scheduled for December 31, 2009 and December 31, 2010. We have designated our foreign currency derivatives as cash flow hedges. The following table

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarizes the impact of our foreign currency derivatives on our balance sheet as of September 30, 2009 (in millions):

Derivatives Designated as Hedging
Instruments Under SFAS No. 133	Balance Sheet Location	Fair Value

Foreign exchange contracts	Current other liabilities	$1
Foreign exchange contracts	Long-term other liabilities	$11

Gains or losses on the derivatives as well as the offsetting losses or gains on the hedged items attributable to foreign currency exchange risk are recognized in current earnings. We include gains and losses on derivative instruments in the same financial statement line item as offsetting gains and losses on the related hedged items. The following table summarizes the pre-tax impacts of our foreign currency cash flow derivatives on our results of operations and comprehensive income for the three and nine months ended September 30, 2009 (in millions):

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Amount of Gain or		Amount of Gain or	Amount of Gain or		Amount of Gain or
Derivatives in	(Loss) Recognized		(Loss) Reclassified	(Loss) Recognized		(Loss) Reclassified
SFAS No. 133 Cash	in OCI on	Statement of	from AOCI into	in OCI on	Statement of	from AOCI into
Flow Hedging	Derivatives	Operations	Income	Derivatives	Operations	Income
Relationships	(Effective Portion)	Classification	(Effective Portion)	(Effective Portion)	Classification	(Effective Portion)

Foreign exchange contracts	$(28)	Other income (expense)	$(28)	$(40)	Other income (expense)	$(40)

The above table represents the impacts of our foreign exchange contracts on a pre-tax basis. Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. We recognized an after-tax loss to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges of $18 million during the three months ended September 30, 2009 and $25 million during the nine months ended September 30, 2009. After-tax losses reclassified from accumulated other comprehensive income into income were $17 million and $25 million during the three and nine months ended September 30, 2009, respectively. There was no significant ineffectiveness associated with these hedges during the three and nine months ended September 30, 2009.

Fair Value of Debt

At September 30, 2009, the carrying value of our debt was approximately $8.2 billion compared with $8.3 billion at December 31, 2008. The carrying value of our debt includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged.

The estimated fair value of our debt was approximately $8.6 billion at September 30, 2009 and approximately $7.7 billion at December 31, 2008. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the attached interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments. The increase in the fair value of our debt when comparing September 30, 2009 with December 31, 2008 is primarily related to (i) an increase in market prices for corporate debt securities due to a significant improvement in the condition of the credit markets as compared with late 2008, which caused a substantial increase in the fair value of our publicly-traded senior notes; and (ii) a significant decrease in current market rates on fixed-rate tax-exempt bonds.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of September 30, 2009 and December 31, 2008. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$509	$—	$103	$—	$612
Other current assets	21	—	1,877	—	1,898

	530	—	1,980	—	2,510
Property and equipment, net	—	—	11,356	—	11,356
Investments in and advances to affiliates	10,069	12,404	2,035	(24,508)	—
Other assets	75	17	6,434	—	6,526

Total assets	$10,674	$12,421	$21,805	$(24,508)	$20,392

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$615	$35	$92	$—	$742
Accounts payable and other current liabilities	63	6	1,994	—	2,063

	678	41	2,086	—	2,805
Long-term debt, less current portion	3,780	602	3,122	—	7,504
Other liabilities	—	—	3,562	—	3,562

Total liabilities	4,458	643	8,770	—	13,871
Equity:
Stockholders’ equity	6,216	11,778	12,730	(24,508)	6,216
Noncontrolling interests	—	—	305	—	305

	6,216	11,778	13,035	(24,508)	6,521

Total liabilities and equity	$10,674	$12,421	$21,805	$(24,508)	$20,392

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,023	$—	$3,023
Costs and expenses	—	—	2,498	—	2,498

Income from operations	—	—	525	—	525

Other income (expense):
Interest income (expense)	(65)	(10)	(26)	—	(101)
Equity in subsidiaries, net of taxes	317	323	—	(640)	—
Other, net	—	—	1	—	1

	252	313	(25)	(640)	(100)

Income before income taxes	252	313	500	(640)	425
Provision for (benefit from) income taxes	(25)	(4)	162	—	133

Consolidated net income	277	317	338	(640)	292
Less: Net income attributable to noncontrolling interests	—	—	(15)	—	(15)

Net income attributable to Waste Management, Inc.	$277	$317	$323	$(640)	$277

Three Months Ended September 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,525	$—	$3,525
Costs and expenses	—	—	2,893	—	2,893

Income from operations	—	—	632	—	632

Other income (expense):
Interest income (expense)	(68)	(11)	(30)	—	(109)
Equity in subsidiaries, net of taxes	353	360	—	(713)	—
Other, net	—	—	1	—	1

	285	349	(29)	(713)	(108)

Income before income taxes	285	349	603	(713)	524
Provision for (benefit from) income taxes	(25)	(4)	230	—	201

Consolidated net income	310	353	373	(713)	323
Less: Net income attributable to noncontrolling interests	—	—	(13)	—	(13)

Net income attributable to Waste Management, Inc.	$310	$353	$360	$(713)	$310

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2009
(Unaudited)

			WM	Non-Guarantor
	WMI		Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$		$—	$8,785	$—	$8,785
Costs and expenses		—	—	7,354	—	7,354

Income from operations		—	—	1,431	—	1,431

Other income (expense):
Interest income (expense)		(198)	(31)	(77)	—	(306)
Equity in subsidiaries, net of taxes		800	819	—	(1,619)	—
Other, net		—	—	1	—	1

		602	788	(76)	(1,619)	(305)

Income before income taxes		602	788	1,355	(1,619)	1,126
Provision for (benefit from) income taxes		(77)	(12)	486	—	397

Consolidated net income		679	800	869	(1,619)	729
Less: Net income attributable to noncontrolling interests		—	—	(50)	—	(50)

Net income attributable to Waste Management, Inc.		$679	$800	$819	$(1,619)	$679

Nine Months Ended September 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$10,280	$—	$10,280
Costs and expenses	—	—	8,505	—	8,505

Income from operations	—	—	1,775	—	1,775

Other income (expense):
Interest income (expense)	(204)	(30)	(93)	—	(327)
Equity in subsidiaries, net of taxes	998	1,017	—	(2,015)	—
Other, net	—	—	(2)	—	(2)

	794	987	(95)	(2,015)	(329)

Income before income taxes	794	987	1,680	(2,015)	1,446
Provision for (benefit from) income taxes	(75)	(11)	630	—	544

Consolidated net income	869	998	1,050	(2,015)	902
Less: Net income attributable to noncontrolling interests	—	—	(33)	—	(33)

Net income attributable to Waste Management, Inc.	$869	$998	$1,017	$(2,015)	$869

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income	$679	$800	$869	$(1,619)	$729
Equity in earnings of subsidiaries, net of taxes	(800)	(819)	—	1,619	—
Other adjustments	(20)	(13)	946	—	913

Net cash provided by (used in) operating activities	(141)	(32)	1,815	—	1,642

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(127)	—	(127)
Capital expenditures	—	—	(823)	—	(823)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	20	—	20
Net receipts from restricted trust and escrow accounts and other, net	—	—	100	—	100

Net cash provided by (used in) investing activities	—	—	(830)	—	(830)

Cash flows from financing activities:
New borrowings	793	—	233	—	1,026
Debt repayments	(810)	—	(332)	—	(1,142)
Common stock repurchases	(65)	—	—	—	(65)
Cash dividends	(428)	—	—	—	(428)
Exercise of common stock options	10	—	—	—	10
Distributions paid to noncontrolling interests and other	2	—	(86)	—	(84)
(Increase) decrease in intercompany and investments, net	698	32	(730)	—	—

Net cash provided by (used in) financing activities	200	32	(915)	—	(683)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Increase in cash and cash equivalents	59	—	73	—	132
Cash and cash equivalents at beginning of period	450	—	30	—	480

Cash and cash equivalents at end of period	$509	$—	$103	$—	$612

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Nine Months Ended September 30, 2008
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income	$869	$998	$1,050	$(2,015)	$902
Equity in earnings of subsidiaries, net of taxes	(998)	(1,017)	—	2,015	—
Other adjustments	(11)	(27)	1,038	—	1,000

Net cash provided by (used in) operating activities	(140)	(46)	2,088	—	1,902

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(230)	—	(230)
Capital expenditures	—	—	(787)	—	(787)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	92	—	92
Net receipts from restricted trust and escrow accounts and other, net	(2)	—	151	—	149

Net cash used in investing activities	(2)	—	(774)	—	(776)

Cash flows from financing activities:
New borrowings	644	—	447	—	1,091
Debt repayments	(371)	(244)	(591)	—	(1,206)
Common stock repurchases	(410)	—	—	—	(410)
Cash dividends	(399)	—	—	—	(399)
Exercise of common stock options	36	—	—	—	36
Distributions paid to noncontrolling interests and other	7	—	(89)	—	(82)
(Increase) decrease in intercompany and investments, net	672	290	(1,030)	68	—

Net cash provided by (used in) financing activities	179	46	(1,263)	68	(970)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase in cash and cash equivalents	37	—	51	68	156
Cash and cash equivalents at beginning of period	416	—	—	(68)	348

Cash and cash equivalents at end of period	$453	$—	$51	$—	$504

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	New Accounting Standards Pending Adoption

Consolidation of Variable Interest Entities — In June 2009, the FASB issued revised authoritative guidance associated with the consolidation of variable interest entities. This revised guidance replaces the current quantitative-based assessment for determining which enterprise has a controlling interest in a variable interest entity with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This revised guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity rather than a reassessment only upon the occurrence of specific events. The new FASB-issued authoritative guidance associated with the consolidation of variable interest entities is effective for the Company January 1, 2010. The change in accounting may either be applied by recognizing a cumulative-effect adjustment to retained earnings on the date of adoption or by retrospectively restating one or more years and recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the earliest year restated. We currently are in the process of assessing the provisions of this new guidance, but have not determined whether the adoption will have a material impact on our consolidated financial statements.

Multiple-Deliverable Revenue Arrangements — In September 2009, the FASB amended authoritative guidance associated with multiple-deliverable revenue arrangements. This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which transaction consideration is allocated across the separately identifiable deliverables. The amendments to authoritative guidance associated with multiple-deliverable revenue arrangements are effective for the Company January 1, 2011, although the FASB does permit early adoption of the guidance provided that it is retroactively applied to the beginning of the year of adoption. The new accounting standard may be applied either retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the date of adoption. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements. However, our adoption of this guidance may significantly impact our accounting and reporting for future revenue arrangements to the extent they are material.

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

Some of the risks that we face and that could affect our business and financial statements for 2009 and beyond include the following:

•	volatility and deterioration in the credit markets, inflation, higher interest rates and other general and local economic conditions may negatively affect the volumes of waste generated, our liquidity, our financing costs and other expenses;

•	economic conditions may negatively affect parties with whom we do business, which could result in late payments or the uncollectability of receivables as well as the non-performance of certain agreements, including expected funding under our credit agreement, which could negatively impact our liquidity and results of operations;

•	competition may negatively affect our profitability or cash flows, our price increases may have negative effects on volumes, and price roll-backs and lower than average pricing to retain and attract customers may negatively affect our average yield on our collection and disposal business;

•	we may be unable to maintain or expand margins if we are unable to control costs or raise prices;

•	we may not be able to successfully execute or continue our operational or other margin improvement plans and programs, including: pricing increases; passing on increased costs to our customers; reducing costs; and divesting under-performing assets and purchasing accretive businesses, the failures of which could negatively affect our revenues and margins;

•	weather conditions cause our quarter-to-quarter results to fluctuate, and harsh weather or natural disasters may cause us to temporarily shut down operations;

•	possible changes in our estimates of costs for site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses;

•	regulations may negatively impact our business by, among other things, restricting our operations, increasing costs of operations or requiring additional capital expenditures;

•	climate change legislation, including possible limits on carbon emissions, may negatively impact our results of operations by increasing expenses related to tracking, measuring and reporting our greenhouse gas emissions and increasing operating costs and capital expenditures that may be required to comply with any such legislation;

•	if we are unable to obtain and maintain permits needed to open, operate, and/or expand our facilities, our results of operations will be negatively impacted;

•	limitations or bans on disposal or transportation of out-of-state, cross-border, or certain categories of waste, as well as mandates on the disposal of waste, can increase our expenses and reduce our revenue;

•	fuel price increases or fuel supply shortages may increase our expenses or restrict our ability to operate;

•	increased costs or the inability to obtain financial assurance or the inadequacy of our insurance coverages could negatively impact our liquidity and increase our liabilities;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	fluctuations in commodity prices may have negative effects on our operating results;

•	trends requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of waste could have negative effects on volumes of waste going to landfills and waste-to-energy facilities;

•	efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have chosen to be represented by unions, which could lead to labor disruptions, including strikes and lock-outs, which could adversely affect our results of operations and cash flows;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs, limit our ability to conduct or expand our operations, or limit our ability to execute our business plans and strategies;

•	problems with the operation of our current information technology or the development and deployment of new information systems could decrease our efficiencies and increase our costs;

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations; and

•	we may reduce or permanently eliminate our dividend or share repurchase program, reduce capital spending or cease acquisitions if cash flows are less than we expect and we are not able to obtain capital needed to refinance our debt obligations, including near-term maturities, on acceptable terms.

General

Our principal executive offices are located at 1001 Fannin Street, Suite 4000, Houston, Texas 77002. Our telephone number at that address is (713) 512-6200. Our website address is http://www.wm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, on our website as soon as practicable after we file the reports with the SEC. Our stock is traded on the New York Stock Exchange under the symbol “WM.”

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

Overview

In spite of current economic conditions, our operating results for the third quarter of 2009 were solid and our results continue to demonstrate our focus on pricing and controlling our costs. Highlights of our financial results for the quarter include:

•	Revenues of $3,023 million compared with $3,525 million in the third quarter of 2008;

•	Internal revenue growth from yield on collection and disposal business measured as a percentage of the related business of 2.9% in the current period compared with 3.0% in the same period of the prior year;

•	Operating expenses of $1,856 million, or 61.4% of revenues, compared with $2,221 million, or 63.0% of revenues, in the third quarter of 2008;

•	Selling, general and administrative expenses decreased by $30 million, from $369 million in the prior year period to $339 million in the third quarter of 2009, due in large part to the benefits of our January 2009 restructuring and our focus on reducing controllable spending;

•	Income from operations of $525 million, or 17.4% of revenues, for the third quarter of 2009 compared with $632 million, or 17.9% of revenues, for the third quarter of 2008; and

•	Net income attributable to Waste Management, Inc. of $277 million, or $0.56 per diluted share for the current quarter, as compared with $310 million, or $0.63 per diluted share, for the prior year period.

During the third quarter of 2009, we continued to face a challenging economic environment that significantly affected the comparability of our results of operations. The most significant challenges of the current quarter were:

•	The negative effect on our revenues and income from operations of significantly lower recyclable commodity prices and the negative effect natural gas prices had on our waste-to-energy and landfill gas-to-energy businesses. Combined, these items had a negative $0.09 per diluted share impact on our current quarter’s “Net income attributable to Waste Management, Inc.”; and

•	Declines in revenues due to reduced volumes, particularly in our industrial collection and disposal operations, due to the contraction of the economy, pricing and competition.

Although the current market environment continues to present challenges, we have seen a steady recovery in recyclable commodity prices from the record lows experienced in the fourth quarter of 2008 and early 2009. In addition, volumes appear to be stabilizing and we are optimistic that some of our more economically sensitive lines of business will begin to compare more favorably with prior periods. We also expect to continue to benefit from our January 2009 restructuring and believe that the cost savings of our leaner organization will provide even more pronounced benefits when volumes improve.

In August 2009, we entered into an agreement to purchase a 40 percent equity investment in Shanghai Environment Group (“SEG”) for approximately $140 million. As a joint venture partner in SEG, we will participate in the operation and management of waste-to-energy and other waste services in the Chinese market. Our purchase of an interest in SEG is subject to regulatory approval, and the transaction is currently expected to be approved in early 2010. Our experience in the waste-to-energy business has shown that investments in this business generally provide strong and predictable returns. Accordingly, we are actively pursuing other waste-to-energy projects in the United States and Europe and are hopeful that we will be making additional investments in this business in the near term.

Free Cash Flow

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

We calculate free cash flow as shown in the table below (in millions), which may not be the same as similarly titled measures presented by other companies:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net cash provided by operating activities	$575	$771	$1,642	$1,902
Capital expenditures	(240)	(301)	(823)	(787)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	8	54	20	92

Free cash flow	$343	$524	$839	$1,207

We believe that our ability to generate strong cash flow from operations in spite of this challenging economic environment is an indication of the strength and resilience of our solid waste business. Our ability to generate strong cash flows from operating activities has allowed us to continue to make capital investments that are intended to sustain and grow our business, although we have been monitoring our capital spending and making appropriate adjustments for the changes in our operating results.

Given the stabilization of the capital markets and economic conditions, we resumed our share repurchases in the third quarter of 2009. As a result, during the current period, we returned value to our shareholders by repurchasing $65 million of our common stock and paying $143 million of dividends.

Basis of Presentation of Consolidated and Segment Financial Information

Adoption of New Accounting Standards

Fair Value Measurements — In September 2006, the Financial Accounting Standards Board issued new authoritative guidance associated with fair value measurements. This guidance defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of the new guidance for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Accordingly, we adopted this guidance for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008 and adopted the guidance for non-financial assets and liabilities measured on a non-recurring basis effective January 1, 2009. The application of the fair value framework did not have a material impact on our consolidated financial position, results of operations or cash flows.

Business Combinations — In December 2007, the FASB issued revisions to the authoritative guidance associated with business combinations. This guidance clarified and revised the principles for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. This guidance also addressed the recognition and measurement of goodwill acquired in business combinations and expanded disclosure requirements related to business combinations. Effective January 1, 2009, we adopted the FASB’s revised guidance associated with business combinations. The portions of this guidance that relate to business combinations completed before January 1, 2009 did not have a material impact on our consolidated financial statements. Further, business combinations completed in 2009 have not been material to our financial position, results of operations or cash flows. However, to the extent that future business combinations are material, our adoption of the FASB’s revised authoritative guidance associated with business combinations will significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values when such amounts can be determined and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

Noncontrolling Interests in Consolidated Financial Statements — In December 2007, the FASB issued new authoritative guidance that established accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of a subsidiary. The guidance also established that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted this new guidance on January 1, 2009. The presentation and disclosure requirements of this guidance, which must be applied retrospectively for all periods presented, have resulted in reclassifications to our prior period consolidated financial information and the remeasurement of our 2008 effective tax rates.

Subsequent Events — In May 2009, the FASB established standards related to accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. We have adopted the provisions of this new authoritative guidance, which became effective for interim and annual reporting periods ending after June 15, 2009. Subsequent events have been evaluated through the date and time the financial statements were issued on October 29, 2009. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in our current period financial statements.

Reclassifications

Segments — During the first quarter of 2009, we transferred responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities to the management teams of our four geographic Groups. We believe that, by integrating the management of these aspects of our recycling operations with the remainder of our solid waste business, we can more efficiently provide comprehensive environmental solutions to our customers and ensure that we are focusing on maximizing the profitability and return on invested capital of all aspects of our business. As a result of this operational change, we also changed the way we review the financial results of our geographic Groups. Beginning in 2009, the financial results of our material recovery facilities and secondary processing facilities are included as a component of their respective geographic Group and the financial results of our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. We have reflected the impact of these changes for all periods presented to provide financial information that consistently reflects our current approach to managing our geographic Group operations.

New Accounting Standards Pending Adoption

Consolidation of Variable Interest Entities — In June 2009, the FASB issued revised authoritative guidance associated with the consolidation of variable interest entities. This revised guidance replaces the current quantitative-based assessment for determining which enterprise has a controlling interest in a variable interest entity with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This revised guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity rather than a reassessment only upon the occurrence of specific events. The new FASB-issued authoritative guidance associated with the consolidation of variable interest entities is effective for the Company January 1, 2010. The change in accounting may either be applied by recognizing a cumulative-effect adjustment to retained earnings on the date of adoption or by retrospectively restating one or more years and recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the earliest year restated. We currently are in the process of assessing the provisions of this new guidance, but have not determined whether the adoption will have a material impact on our consolidated financial statements.

Multiple-Deliverable Revenue Arrangements — In September 2009, the FASB amended authoritative guidance associated with multiple-deliverable revenue arrangements. This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which transaction consideration is allocated across the separately identifiable deliverables. The amendments to authoritative guidance associated with multiple-deliverable revenue arrangements are effective for the Company January 1, 2011, although the FASB does permit early adoption of the guidance provided that it is retroactively applied to the beginning of the year of adoption. The new accounting standard may be applied either retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the date of adoption. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements. However, our adoption of this guidance may significantly impact our accounting and reporting for future revenue arrangements to the extent they are material.

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

Results of Operations

Operating Revenues

We manage and evaluate our operations primarily through our Eastern, Midwest, Southern and Western Groups, and our Wheelabrator Group, which includes our waste-to-energy facilities and independent power production plants, or IPPs. These five operating Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each period provided by our five operating Groups and our Other waste services:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Eastern	$763	$869	$2,211	$2,550
Midwest	749	876	2,121	2,531
Southern	836	957	2,509	2,846
Western	801	886	2,343	2,592
Wheelabrator	214	245	627	683
Other	163	248	441	712
Intercompany	(503)	(556)	(1,467)	(1,634)

Total	$3,023	$3,525	$8,785	$10,280

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Collection	$2,024	$2,233	$5,975	$6,608
Landfill	666	787	1,929	2,258
Transfer	359	417	1,046	1,221
Wheelabrator	214	245	627	683
Recycling	202	344	510	988
Other	61	55	165	156
Intercompany	(503)	(556)	(1,467)	(1,634)

Total	$3,023	$3,525	$8,785	$10,280

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change			Period-to-Period Change
	for the Three Months Ended			for the Nine Months Ended
	September 30,			September 30,
	2009 vs. 2008			2009 vs. 2008
		As a % of	As a % of		As a % of	As a % of
		Related	Total		Related	Total
	Amount	Business(a)	Company(b)	Amount	Business(a)	Company(b)

Average yield:
Collection, landfill and transfer	$85	3.1%	2.4%	$256	3.2%	2.5%
Waste-to-energy disposal(c)	(3)	(2.6)	(0.1)	(5)	(1.5)	(0.1)

Collection and disposal(c)	82	2.9	2.3	251	3.0	2.4
Recycling commodity	(139)	(38.7)	(3.9)	(482)	(46.6)	(4.7)
Electricity(c)	(27)	(27.3)	(0.8)	(58)	(21.5)	(0.6)
Fuel surcharges and mandated fees	(108)	(51.2)	(3.1)	(288)	(50.9)	(2.7)

Total	(192)	(5.5)	(5.5)	(577)	(5.6)	(5.6)
Volume	(314)		(8.9)	(878)		(8.6)

Internal revenue growth	(506)		(14.4)	(1,455)		(14.2)
Acquisitions	23		0.7	67		0.7
Divestitures	(9)		(0.2)	(34)		(0.3)
Foreign currency translation	(10)		(0.3)	(73)		(0.7)

	$(502)		(14.2)%	$(1,495)		(14.5)%

(a)	Calculated by dividing the increase or decrease for the current-year period by the prior-year period’s related business revenue, adjusted to exclude the impacts of divestitures for the current-year period (total of $9 million and $34 million for the three- and nine-month periods, respectively). The table below summarizes the related business revenues for each period, adjusted to exclude the impacts of divestitures:

	Denominator
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2009	2009

Related business revenues:
Collection, landfill and transfer	$2,733	$8,050
Waste-to-energy disposal	114	326

Collection and disposal	2,847	8,376
Recycling commodity	359	1,034
Electricity	99	270
Fuel surcharges and mandated fees	211	566

Total Company	$3,516	$10,246

(b)	Calculated by dividing the amount of the current-year period increase or decrease by the prior-year period’s total company revenue ($3,525 million and $10,280 million for the three- and nine-month periods, respectively), adjusted to exclude the impacts of current-year period divestitures ($9 million and $34 million for the three- and nine-month periods, respectively).

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

Our revenues decreased $502 million, or 14.2%, for the three months ended September 30, 2009 as compared with the prior-year period and $1,495 million, or 14.5%, for the nine months ended September 30, 2009 as compared with the prior-year period. A substantial portion of these declines can be attributed to market factors, including (i) recyclable commodity prices; (ii) lower fuel prices, which reduced revenue provided by our fuel surcharge program; (iii) foreign currency translation on revenues from our Canadian operations; and (iv) the effect of lower electricity prices on our waste-to-energy business.

In addition, revenues continue to decline due to lower volumes, which have resulted from the slowdown in the economy. During the first nine months of 2009, economic pressures continued to significantly reduce consumer and business spending, which meant less waste was being generated. However, our revenue growth from average yield on our collection and disposal operations was $82 million and $251 million for the three and nine months ended September 30, 2009, which demonstrates our commitment to pricing even in the current economic environment.

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

The increases in revenues from yield were driven by our collection operations, which experienced substantial yield growth in all lines of business and in every geographic operating group, primarily as a result of our continued focus on pricing initiatives, including various fee increases. As discussed below, increased collection revenues due to pricing have been more than offset by revenue declines from lower collection volumes. However, increased revenue growth from yield on base business and a focus on controlling variable costs continue to provide margin improvements in our collection line of business. In addition to the revenue growth from yield in the collection line of business, we experienced increases in revenues from yield at our landfills and our transfer stations due to our continued focus on pricing activities.

Revenues from our environmental fee, which are included in average yield on collection and disposal, increased by $10 million, or 21.3%, for the three months ended September 30, 2009 and by $30 million, or 22.2%, during the nine months ended September 30, 2009. Environmental fee revenues totaled $57 million and $165 million during the three and nine months ended September 30, 2009, respectively, compared with $47 million and $135 million in the prior-year periods.

Recycling commodity — Decreases in the prices of the recycling commodities we process resulted in a decline in revenues of $139 million and $482 million for the three and nine months ended September 30, 2009 as compared with the prior-year periods. During the fourth quarter of 2008, we saw a rapid decline in commodity prices due to a significant decrease in the demand for commodities both domestically and internationally. Commodity demand and prices continued to be weak in the first nine months of 2009 as compared with record-high commodity prices of the prior-year periods. However, market prices for recyclable commodities are recovering and prices have increased in each of the last eight months from the record lows experienced in late 2008 and early 2009. While commodity prices are still significantly less than the levels seen in 2007 and the first nine months of 2008, the current price recovery trend is expected to contribute to revenue growth and earnings improvement in the fourth quarter of 2009.

Electricity — The changes in revenue from yield provided by our waste-to-energy business are largely due to fluctuations in rates charged for electricity under our power purchase contracts that are indexed to natural gas prices. For the three and nine months ended September 30, 2009, we experienced declines in revenue from yield at our waste-to-energy facilities of $27 million and $58 million, respectively, due to falling natural gas prices. Our waste-to-energy facilities’ exposure to market price volatility is increasing as more long-term contracts expire.

Fuel surcharges and mandated fees — Revenue generated by our fuel surcharge program decreased by $108 million and $288 million during the three and nine months ended September 30, 2009, respectively. This decline is directly attributable to the decrease in the crude oil index prices we use for our fuel surcharge program.

The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — Declines in revenues due to reduced volumes in our collection business accounted for $167 million of the decrease for the three-month period and $490 million of the decrease for the nine-month period. Our industrial collection operations experienced the most significant revenue declines due to lower volumes primarily as a result of the continued slowdown in both residential and commercial construction activities across the United States. Although our commercial collection line of business tends to be more recession resistant than our other lines of business, we still experienced some commercial collection volume declines that we attribute to the recessionary environment, pricing and competition.

For the three and nine months ended September 30, 2009, we also experienced declines in third-party revenue at our landfills, particularly in our more economically sensitive special waste and construction and demolition waste streams. Lower third-party volumes in our transfer station operations caused revenue declines, particularly in our Eastern Group, and can generally be attributed to the sluggish economic conditions and the effects of pricing and competition. Lower volumes in our recycling operations caused declines in revenues of $23 million and $68 million for the three and nine months ended September 30, 2009, respectively. These decreases are attributable to the drastic decline in the domestic and international demand for recyclables in late 2008 that has continued in 2009.

Acquisition and Divestitures — Revenue growth from acquisitions exceeded revenue declines from divestitures in both the three and nine months ended September 30, 2009, reflecting (i) fewer under-performing operations being divested and (ii) our resulting shift of focus to accretive acquisitions.

Operating Expenses

Our operating expenses decreased by $365 million, or 16.4%, and $1,127 million, or 17.4%, when comparing the three and nine months ended September 30, 2009 with the comparable prior-year periods, respectively. Our operating expenses as a percentage of revenues decreased from 63.0% in the third quarter of 2008 to 61.4% in the third quarter of 2009 and from 63.2% for the nine months ended September 30, 2008 to 61.1% for the nine months ended September 30, 2009. The decreases in our operating expenses during the three and nine months ended September 30, 2009 can largely be attributed to the following economic and market conditions:

•	Volume declines — Throughout the first nine months of 2009, we experienced volume declines as a result of the weaker economy, pricing and competition. We continue to manage our fixed costs and reduce our variable costs as we experience volume declines, and have achieved significant cost savings as a result. These cost decreases have benefited each of the operating cost categories identified in the table below.

•	Lower market prices for recyclable commodities — Market prices for recyclable commodities declined sharply when comparing the three and nine months ended September 30, 2009 with the corresponding prior-year periods. This significant decrease in market prices was the driver of the current quarter and year-to-date decrease in cost of goods sold. Market prices for recyclable commodities climbed robustly through most of 2008, achieving levels during the first nine months of 2008 that had not been seen in several years. However, during the fourth quarter of 2008, the market prices and demand for recyclable commodities declined sharply. The resulting near-historic low prices and reduced demand carried into the first quarter of 2009 and, although prices have steadily increased, they are still significantly below prior-year levels.

•	Fuel cost decreases — On average, diesel fuel prices decreased 40%, from $4.34 per gallon for the third quarter of 2008 to $2.60 per gallon for the third quarter of 2009. On a year-to-date basis, diesel fuel prices decreased 42%, from $4.10 per gallon for the first nine months of 2008 to $2.37 per gallon for the nine months ended September 30, 2009. Lower fuel costs caused decreases in both our direct fuel costs and our subcontractor costs for the three and nine months ended September 30, 2009.

•	Weakening of the Canadian dollar — When comparing the average exchange rate for the three and nine months ended September 30, 2009 with the comparable 2008 periods, the Canadian exchange rate weakened by 5% and 13%, respectively, which decreased our expenses in all operating cost categories. The weakening of the Canadian dollar decreased our total operating expenses by $8 million for the three months ended September 30, 2009 and $58 million for the nine-month period.

While the items discussed above have driven the decline in our operating expenses, the cost decreases also reflect our focus on identifying operational efficiencies that translate into cost savings and on managing and reducing our fixed and variable costs.

The following table summarizes the major components of our operating expenses, which include the impact of foreign currency translation, for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2009	2008	Change		2009	2008	Change

Labor and related benefits	$566	$625	$(59)	(9.4)%	$1,688	$1,820	$(132)	(7.3)%
Transfer and disposal costs	242	274	(32)	(11.7)	701	810	(109)	(13.5)
Maintenance and repairs	247	260	(13)	(5.0)	774	815	(41)	(5.0)
Subcontractor costs	180	239	(59)	(24.7)	530	695	(165)	(23.7)
Cost of goods sold	134	237	(103)	(43.5)	334	667	(333)	(49.9)
Fuel	110	205	(95)	(46.3)	297	585	(288)	(49.2)
Disposal and franchise fees and taxes	152	160	(8)	(5.0)	436	462	(26)	(5.6)
Landfill operating costs	64	63	1	1.6	151	194	(43)	(22.2)
Risk management	58	53	5	9.4	158	158	—	—
Other	103	105	(2)	(1.9)	298	288	10	3.5

	$1,856	$2,221	$(365)	(16.4)%	$5,367	$6,494	$(1,127)	(17.4)%

The period-to-period changes for each category of operating expenses are discussed below.

•	Labor and related benefits — These cost declines are generally a result of (i) headcount and overtime reductions related to volume declines; (ii) effects of foreign currency translation; (iii) a benefit from the impact of the reorganization the Company initiated in January of 2009, although most of these savings are reflected in our selling, general and administrative expenses; and (iv) cost savings provided by our operational improvement initiatives. These cost savings have been offset, in part, by higher salaries and hourly wages due to merit increases.

The comparability of our labor and related benefits costs for the periods presented has also been affected by costs incurred for the resolution of labor disputes with certain collective bargaining units. During the third quarter of 2008, our Midwest Group incurred $21 million for a labor dispute in Milwaukee, Wisconsin. These costs were primarily associated with that location’s bargaining unit agreeing to our proposal to withdraw the unit from the under-funded Central States Pension Fund. During the second quarter of 2009, our Eastern Group incurred $9 million related to bargaining unit employees in New Jersey agreeing to our proposal to withdraw them from an under-funded multi-employer pension fund.

•	Transfer and disposal costs — These cost decreases are a result of volume declines, our continued focus on reducing disposal costs associated with our third-party disposal volumes by improving internalization and foreign currency translation.

•	Maintenance and repairs — These costs declined as a result of volume declines and various fleet initiatives that have favorably affected our maintenance, parts and supplies costs. These decreases have been offset partially by cost increases due to changes in the timing and scope of planned maintenance projects at our waste-to-energy and landfill gas-to-energy facilities.

•	Subcontractor costs — These cost decreases are a result of volume declines, a significant decrease in diesel fuel prices and the effects of foreign currency translation.

•	Cost of goods sold — These cost decreases are principally due to a reduction in the recycling commodity rebates we pay to our customers as a result of the significant decline in market prices for recyclable commodities and volume declines.

•	Fuel — These cost decreases are a result of a significant decline in market prices for diesel fuel and volume declines.

•	Disposal and franchise fees and taxes — These cost decreases are principally a result of volume declines.

•	Landfill operating costs — The year-to-date cost decreases can be attributed to:

(i) the recognition of a total of $32 million of favorable adjustments during the first and second quarter of 2009 due to higher United States Treasury rates, which are used to estimate the present value of our environmental remediation obligations and recovery assets. During the first quarter of 2009, the discount rate used was increased from 2.25% to 2.75% and during the second quarter of 2009, the discount rate used was increased from 2.75% to 3.50%; and

(ii) the impact of a $6 million charge to landfill operating costs during the first quarter of 2008 related to the re-measurement of the fair value of environmental remediation recovery assets.

•	Other — The increase in these costs when comparing the nine months ended September 30, 2009 with the comparable prior-year period is primarily due to (i) the recognition of gains on the sale of surplus real estate assets during the second quarter of 2008; and (ii) a significant increase in the property taxes assessed for one of our waste-to-energy facilities during 2009. These cost increases were partially offset by security, deployment and lodging costs incurred in the third quarter of 2008 for the labor dispute in our Midwest Group discussed above.

Selling, General and Administrative

The following table summarizes the major components of our selling, general and administrative costs for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2009	2008	Change		2009	2008	Change

Labor and related benefits	$194	$214	$(20)	(9.3)%	$576	$648	$(72)	(11.1)%
Professional fees	44	44	—	—	122	116	6	5.2
Provision for bad debts	10	14	(4)	(28.6)	42	37	5	13.5
Other	91	97	(6)	(6.2)	259	294	(35)	(11.9)

	$339	$369	$(30)	(8.1)%	$999	$1,095	$(96)	(8.8)%

Labor and related benefits — In 2009, our labor and related benefits costs have declined because we have been realizing benefits associated with our January 2009 reorganization, discussed under Restructuring below. The comparability of our labor and related benefits expenses has also been affected by a significant decrease in non-cash compensation costs associated with the equity-based compensation provided for by our long-term incentive plans as a result of (i) a decline in the grant-date fair value of our equity awards; (ii) lower performance against established targets for certain awards than in the prior year; and (iii) the reversal of all compensation costs previously recognized for our 2008 performance share units based on a determination that it is no longer probable that the targets established for that award will be met. Additionally, contract labor costs incurred for various Corporate support functions were lower during the three and nine months ended September 30, 2009 than in the comparable prior-year periods.

Professional Fees — The increase in these costs when comparing the nine-month periods is due to (i) higher legal fees and (ii) an increase in professional fees due to our business development initiatives, particularly related to the expansion of our waste-to-energy business in China, Europe and the United States. These cost increases have been partially offset by lower consulting costs in the current year related to our pricing initiatives. Additionally, the comparability of our professional fees for the three-month periods is affected by the impact of legal and consulting costs incurred in the third quarter of 2008 to support a proposed acquisition.

Provision for bad debts — The $4 million decline in our provision for bad debts when comparing the three months ended September 30, 2009 with the prior-year period can generally be attributed to (i) the decrease in our revenues and accounts receivable due to current economic conditions and market factors; and (ii) management’s continued focus on the collectability of our receivables. However, for the nine months ended September 30, 2009, our provision for bad debts has increased $5 million as the effects of the weakened economy have increased collection risks associated with certain customers.

Other — During the current year, our costs associated with advertising, meetings, seminars, and travel and entertainment have declined as a result of the Company’s increased efforts to reduce controllable spending. These lower costs were due, in part, to the recent reorganization.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization costs for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2009	2008	Change		2009	2008	Change

Depreciation of tangible property and equipment	$194	$197	$(3)	(1.5)%	$585	$592	$(7)	(1.2)%
Amortization of landfill airspace	100	124	(24)	(19.4)	288	332	(44)	(13.3)
Amortization of intangible assets	7	5	2	40.0	19	17	2	11.8

	$301	$326	$(25)	(7.7)%	$892	$941	$(49)	(5.2)%

The decrease in landfill airspace amortization expense in 2009 can primarily be attributed to landfill volume declines.

Restructuring

In January 2009, we took steps to further streamline our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with the remainder of our solid waste business; and (iii) realigning our Corporate organization with this new structure in order to provide support functions more efficiently.

Our principal operations are managed through our Groups. Each of our four geographic Groups had been further divided into several Market Areas. As a result of our restructuring, the 45 separate Market Areas that we previously operated have been consolidated into 25 Areas. We found that our larger Market Areas generally were able to achieve efficiencies through economies of scale that were not present in our smaller Market Areas, and this reorganization has allowed us to lower costs and to continue to standardize processes and improve productivity. In addition, during the first quarter of 2009, responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities was transferred from our Waste Management Recycle America, or WMRA, organization to our four geographic Groups. By integrating the management of these recycling services with the remainder of our solid waste business, we are able to more efficiently provide comprehensive environmental solutions to our customers. In addition, as a result of this realignment, we have significantly reduced the overhead costs associated with managing this portion of our business and have increased the geographic Groups’ focus on maximizing the profitability and return on invested capital of all aspects of our business.

This reorganization has eliminated over 1,500 employee positions throughout the Company. During the three and nine months ended September 30, 2009, we recognized $3 million and $46 million, respectively, of pre-tax restructuring charges associated with this reorganization, of which $2 million and $40 million, respectively, were related to employee severance and benefit costs. The remaining charges were primarily related to abandoned operating lease agreements. We currently expect to incur additional restructuring charges of between $5 million and $10 million associated with this reorganization during the remainder of 2009.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

Three and Nine Months Ended September 30, 2009

As of December 31, 2008, our “Property and equipment” included $70 million of accumulated costs associated with the development of our waste and recycling revenue management system. Approximately $49 million of these costs were specifically associated with the purchase of the license of SAP’s waste and recycling revenue management software and the efforts required to develop and configure that software for our use. The remaining costs were primarily associated with the general efforts of integrating a revenue management system with our existing applications and hardware.

After a failed pilot implementation of the software in one of our smallest market areas, the development efforts associated with this revenue management system were suspended in 2007. As disclosed in Note 7, in March 2008, we filed suit against SAP and are currently scheduled for trial in May 2010.

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

Three and Nine Months Ended September 30, 2008

We recognized $28 million of net gains from divestitures during the nine months ended September 30, 2008 related to the divestiture of under-performing collection operations in our Southern Group, $2 million of which was recognized during the first quarter of 2008 and $26 million of which was recognized during the third quarter of 2008. The impact of the gains from divestitures was offset, in part, by the recognition of a $3 million impairment charge during the third quarter of 2008 as a result of a decision to close a landfill in our Southern Group.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2009	2008	Change		2009	2008	Change

Reportable segments:
Eastern	$138	$144	$(6)	(4.2)%	$349	$417	$(68)	(16.3)%
Midwest	126	125	1	0.8	327	371	(44)	(11.9)
Southern	193	231	(38)	(16.5)	581	665	(84)	(12.6)
Western	141	156	(15)	(9.6)	415	476	(61)	(12.8)
Wheelabrator	74	104	(30)	(28.8)	167	239	(72)	(30.1)
Other	(32)	(12)	(20)	*	(91)	(39)	(52)	*

	640	748	(108)	(14.4)	1,748	2,129	(381)	(17.9)
Corporate and Other	(115)	(116)	1	(0.9)	(317)	(354)	37	(10.5)

Total	$525	$632	$(107)	(16.9)%	$1,431	$1,775	$(344)	(19.4)%

*	Percentage change does not provide a meaningful comparison.

Reportable segments — The main drivers of the decline in the income from operations of each of our four geographic Groups when comparing the third quarter and first nine months of 2009 with the same periods in 2008 are summarized below:

•	Significantly lower recycling commodity prices in the third quarter and first nine months of 2009 as compared with the respective periods of 2008 had an unfavorable effect on each Group’s results. During the fourth quarter of 2008, commodity prices dropped sharply as a result of a significant decrease in the demand for commodities both domestically and internationally. The resulting near-historic low prices and reduced demand carried into the first quarter of 2009 and, although prices have steadily recovered, they are still significantly below prior-year levels.

•	We recorded $3 million and $46 million of restructuring charges associated with our January 2009 restructuring during the three and nine months ended September 30, 2009, respectively. Refer to Note 8 of our Condensed Consolidated Financial Statements for information related to the impact of these charges on each of our reportable segments.

•	Each Group experienced declines in revenues due to lower volumes, resulting in decreased income from operations as compared with the three and nine months ended September 30, 2008. The volume declines were generally the result of the significant downturn in the overall economic environment, particularly in our industrial collection line of business, which has been affected by the sharp decline in residential and commercial construction across the United States.

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

Other significant items affecting the comparability of each Groups’ results of operations for the three and nine-month periods ended September 30, 2009 and 2008 are summarized below:

Eastern — During the second quarter of 2009, the Group recognized a $9 million charge related to bargaining unit employees in New Jersey agreeing to our proposal to withdraw them from an underfunded, multi-employer pension fund.

Midwest — During the third quarter of 2008, the Group recognized $26 million of additional operating expenses incurred as a result of a labor dispute in Milwaukee, Wisconsin. Included in these labor dispute expenses was an $18 million charge related to that location’s bargaining unit agreeing to our proposal to withdraw the bargaining unit from the Teamsters’ under-funded Central States Pension Fund. For the nine months ended September 30, 2008, these increased costs were partially offset by the recognition of a $6 million gain, which was primarily related to the sale of surplus real estate.

Additionally, when comparing the average exchange rate for the third quarter and first nine months of 2009 with the third quarter and first nine months of 2008, the Canadian exchange rate weakened by 5% and 13%, respectively, which decreased the Group’s income from operations. The effects of foreign currency translation were the most significant to this Group because substantially all of our Canadian operations are managed by our Midwest organization.

Southern — During the three and nine months ended September 30, 2008, the Group’s operating results were positively affected by $23 million and $26 million, respectively, related to gains recognized as a result of the divestiture of under-performing collection operations offset, in part, by a landfill impairment charge.

The operating results for the nine months ended September 30, 2009 have been negatively affected by (i) a $7 million increase in landfill amortization expense and environmental remediation operating costs during the second quarter of 2009 that resulted from changes in certain estimates related to final capping, closure, post-closure and remedial obligations; and (ii) the recognition of a $2 million impairment charge during the second quarter of 2009 due to a change in the expectations for the operating life of a landfill.

Western — Unfavorably affecting the comparison of the first nine months of 2009 with the respective prior-year period was the recognition of a $6 million gain during the second quarter of 2008 primarily related to the sale of surplus real estate. Also affecting the Group’s performance for the periods presented were several adjustments resulting from changes in estimates associated with our obligations for landfill final capping, closure and post-closure. These adjustments were primarily related to a closed landfill in Los Angeles, California for which the Group recognized $7 million of additional landfill amortization expense during the third quarter of 2009 and $6 million of additional landfill amortization expense during the third quarter of 2008. The additional amortization expense primarily related to increases in projected costs associated with the site’s landfill gas collection system. During the second quarter of 2009, the Group benefitted from a $3 million reduction in landfill amortization expense due to changes in estimated final capping, closure and post-closure costs at several sites.

Wheelabrator — Lower natural gas market prices, increased exposure to current electricity market prices and an increase in international and domestic business development activities unfavorably affected the Group’s income from operations for the three and nine months ended September 30, 2009 as compared with the respective prior-year periods. Exposure to current electricity market prices increased from 13% of total electricity production for the third quarter of 2008 to 43% during the current quarter due in large part to the expiration of several long-term energy contracts and short-term pricing arrangements. The Group’s exposure to current electricity market price volatility is expected to continue to grow to about 50% by the end of 2010 as several long-term contracts are set to expire next year. Additionally, costs increased $8 million during the first nine months of 2009 as a result of a significant increase in the property taxes assessed for one of our waste-to-energy facilities. Partially offsetting these unfavorable items was the favorable impact of additional intercompany disposal tonnage received during the second and third quarters of 2009 from our Eastern and Southern Groups in order to fill available waste-to-energy plant capacity.

Significant items affecting the comparability of the remaining components of our results of operations for the three-and nine-month periods ended September 30, 2009 and 2008 are summarized below:

Other — The unfavorable change in operating results is largely due to (i) the effect of lower recycling commodity prices on our recycling brokerage activities; (ii) an increase in costs being incurred to support the identification and development of new lines of business that will complement our core business; (iii) the unfavorable impact of lower energy prices on our landfill-gas-to-energy operations and (iv) certain quarter-end adjustments recorded in consolidation related to our reportable segments that were not included in the measure of segment income from operations used to assess their performance for the periods disclosed.

Corporate and Other — The decrease in expenses for the nine months ended September 30, 2009 as compared with the same period of 2008 is primarily due to:

•	a significant decline in selling, general and administrative expenses resulting from workforce reductions associated with the January 2009 restructuring, increased efforts to reduce our controllable spending and lower equity compensation costs;

•	the recognition of $32 million of favorable adjustments during the nine months ended September 30, 2009 by our closed sites management group due to increases in the United States Treasury rates used to estimate the present value of our environmental remediation obligations and environmental remediation recovery assets; and

•	the recognition of a $6 million charge by our closed sites management group during the first quarter of 2008 related to the re-measurement of the fair value of environmental remediation recovery assets.

The decreases in expenses noted above were partially offset by:

•	a $49 million non-cash abandonment charge recognized during the first quarter of 2009 associated with the determination that we would not pursue alternatives associated with the development and implementation of a revenue management system that would include the licensed SAP software;

•	an $8 million restructuring charge recognized as a result of our January 2009 reorganization; and

•	lower risk management costs in the third quarter of 2008 due to reduced actuarial projections of claim losses for workers’ compensation and auto and general liability claims.

Other Components of Net Income Attributable to Waste Management, Inc.

The following table summarizes the other major components of our net income for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2009	2008	Change		2009	2008	Change

Interest expense	$(104)	$(114)	$10	(8.8)%	$(316)	$(341)	$25	(7.3)%
Interest income	3	5	(2)	(40.0)	10	14	(4)	(28.6)
Other, net	1	1	—	—	1	(2)	3	*
Provision for income taxes	133	201	(68)	*	397	544	(147)	*
Noncontrolling interests	(15)	(13)	(2)	15.4	(50)	(33)	(17)	51.5

*	Percentage change does not provide a meaningful comparison. Refer to the explanations below for a discussion of the relationship between current period and prior period activity.

Interest expense — When comparing the three and nine months ended September 30, 2009 with the comparable prior-year periods, there has been a significant decline in market interest rates. The lower interest rates have increased the benefits to interest expense provided by our active interest rate swap agreements and reduced the interest expense associated with our variable-rate tax-exempt debt. A slight decrease in our average debt balances when comparing 2009 with 2008 has also contributed to a decrease in interest expense for the reported periods.

For the nine months ended September 30, 2009, these decreases were offset, in part, by the impact of the recognition of a $10 million credit to interest expense during the second quarter of 2008 as a result of the early redemption of senior notes, which resulted in the immediate recognition of fair value adjustments associated with terminated interest rate swaps that had been deferred and were being amortized over the life of the senior notes.

Interest income — The decrease in interest income when comparing the three and nine months ended September 30, 2009 with the comparable prior-year periods is generally related to a decline in market interest rates offset, in part, by an increase in our cash and cash equivalents balances on a year-over-year basis.

Provision for income taxes — We recorded a provision for income taxes of $133 million during the third quarter of 2009, representing an effective tax rate of 31.2%, compared with a provision for income taxes of $201 million during the third quarter of 2008, representing a 38.4% effective tax rate. Our effective tax rate for the nine months ended September 30, 2009 was 35.2% compared with 37.6% for the nine months ended September 30, 2008.

The decreases in our provision for income taxes when comparing the three and nine months ended September 30, 2009 with the comparable prior year periods is due to the decline in our pre-tax income as well as favorable impacts of (i) the finalization of our 2008 tax returns during the third quarter of 2009, which reduced our provision for income taxes by $11 million; (ii) tax audit settlements, which reduced our provision for income taxes by $9 million for the three and nine months ended September 30, 2009 and by $13 million for the nine months ended September 30, 2008; and (iii) a $5 million benefit related to the utilization of state net operating loss carry-forwards during the third quarter of 2009. For both the three and nine months ended September 30, 2009, these favorable impacts were offset by a $6 million increase in our provision for income taxes related to an increase in our net accumulated state deferred tax liabilities.

As a result of our adoption of new authoritative guidance associated with noncontrolling interests in consolidated financial statements, the measurement of our effective tax rate has changed from previous years. This change is a result of an increase in our “Income before income taxes” because of the exclusion from this measure of “Net income attributable to noncontrolling interests,” or what was previously referred to as “Minority interest” expense. Our 2008 effective tax rates have been remeasured and reported in a manner consistent with the current measurement approach. Amounts reported as “Net income attributable to noncontrolling interests” are reported net of any applicable taxes.

Noncontrolling interests — The increase in noncontrolling interests in consolidated net income when comparing the three and nine months ended September 30, 2009 with the comparable prior-year periods is generally related to (i) a $2 million charge to noncontrolling interest expense during the first quarter of 2009 and a $6 million charge during the second quarter of 2009 due to reductions in consolidated operating expenses associated with a decrease in the present value of our environmental remediation obligations; (ii) a $3 million decrease in noncontrolling interest expense during the first quarter of 2008 due to an increase in consolidated operating expenses for the re-measurement of the fair value of environmental remediation recovery assets; and (iii) an increase in the profitability of our waste-to-energy LLCs in 2009.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of September 30, 2009 and December 31, 2008 (dollars in millions):

	September 30,	December 31,
	2009	2008

Cash and cash equivalents	$612	$480

Restricted trust and escrow accounts:
Tax-exempt bond funds	$64	$123
Closure, post-closure and environmental remediation funds	230	213
Debt service funds	1	35
Other	10	10

Total restricted trust and escrow accounts	$305	$381

Debt:
Current portion of long-term debt	$742	$835
Long-term debt, less current portion	7,504	7,491

Total long-term debt	$8,246	$8,326

Percentage of total debt at variable interest rates	28%	33%

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$107	$150

Changes in our outstanding debt balances from December 31, 2008 to September 30, 2009 can primarily be attributed to (i) $1,026 million of cash borrowings, including $793 million in net proceeds from the February 2009 issuance of $800 million of senior notes; (ii) the cash repayment of $1,142 million of outstanding borrowings at their scheduled maturities; (iii) proceeds from tax-exempt borrowings of $30 million; (iv) a $43 million decrease in the carrying value of our debt due to hedge accounting for interest rate swaps; (v) a $35 million increase in the carrying value of our debt due to foreign currency translation; and (vi) the impacts of accounting for other non-cash changes in our debt balances due to acquisitions, interest and capital leases.

As of September 30, 2009, we had $1,014 million of debt maturing within twelve months, including $269 million of advances outstanding under our Canadian credit facility, $600 million of 7.375% senior notes maturing August 1, 2010 and $91 million of tax-exempt borrowings. The amount reported as the current portion of long-term debt as of September 30, 2009 excludes certain of these amounts because we have the intent and ability to refinance portions of our current maturities on a long-term basis. Refer to Note 3 of our Condensed Consolidated Financial Statements for information related to our classification of current maturities based on our intent and ability, given the capacity available under our revolving credit facility and Canadian credit facility, to refinance certain of these borrowings on a long-term basis.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine-month periods ended September 30 (in millions):

	Nine Months
	Ended
	September 30,
	2009	2008

Net cash provided by operating activities	$1,642	$1,902

Net cash used in investing activities	$(830)	$(776)

Net cash used in financing activities	$(683)	$(970)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the nine-month periods ended September 30, 2009 and 2008 are summarized below:

•	Decrease in earnings — Our income from operations, excluding depreciation and amortization, decreased by $393 million on a year-over-year basis. While this earnings decline had a negative effect on our cash flows from operations, as we compare the two periods, the cash flow decline is not as significant as this measure of earnings decline because of the impact of a non-cash charge of $49 million recognized in the first quarter of 2009 for the abandonment of our SAP revenue management software.

The comparison of our income from operations was also affected by a $51 million decrease in non-cash charges attributable to equity-based compensation expense and interest accretion and discount rate adjustments on environmental remediation liabilities when comparing the nine months ended September 30, 2009 with the comparable period of 2008.

•	Change in receivables — The change in our cash flow from operations associated with trade receivables was relatively flat when comparing the nine months ended September 30, 2009 with the comparable prior-year period. Negatively affecting the comparison of our other receivables is the receipt of an outstanding receivable during 2008 related to our investments in synthetic fuel production facilities that provided us with Section 45K tax credits in prior years. Approximately $60 million of the cash we received represented amounts we paid to the facilities during 2006 and 2007 for which we did not ultimately receive a tax benefit, and was reflected as an operating cash inflow in the third quarter of 2008.

•	Decreased interest payments — Cash paid for interest was approximately $20 million lower during the nine months ended September 30, 2009 than in the comparable prior-year period. This decrease is primarily due to a decline in market interest rates, which has increased the benefits to our interest costs provided by our active interest rate swap agreements and reduced the interest costs associated with our variable-rate tax-exempt debt.

•	Decreased bonus payments — Employee bonus payments earned in 2008, which were paid in the first quarter of 2009, were lower than the bonus payments earned in 2007 but paid in 2008 due to the relative strength of our financial performance against incentive measures in 2007 as compared with 2008. The year-over-year decrease in cash bonuses favorably affected the comparison of our cash flow from operations by $24 million.

•	Decreased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $52 million lower on a year-over-year basis.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the nine-month periods ended September 30, 2009 and 2008 are summarized below:

•	Capital expenditures — We used $823 million during the nine months ended September 30, 2009 for capital expenditures compared with $787 million during the nine months ended September 30, 2008. The year-over-year increase is largely due to timing differences in the cash settlement of the previous years’ fourth quarter capital spending offset, in part, by a decrease in our capital expenditures during the three months ended September 30, 2009.

•	Acquisitions — Our spending on acquisitions decreased from $230 million for the nine months ended September 30, 2008 to $127 million for the nine months ended September 30, 2009. Although our acquisition spending was relatively lower in 2009, we continue to focus on accretive acquisitions and other investments that will contribute to improved future results of operations and enhance and expand our existing service offerings.

•	Net receipts from restricted funds — Net funds received from our restricted trust and escrow accounts, which are largely generated from the issuance of tax-exempt bonds for our capital needs, contributed $98 million to our investing activities during the nine months ended September 30, 2009 compared with $142 million in the 2008 period. The year-over-year decrease in cash received from our restricted trust and escrow accounts is due to a decrease in tax-exempt borrowings.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine-month periods ended September 30, 2009 and 2008 are summarized below:

•	Share repurchases and dividend payments — During the nine months ended September 30, 2009, we spent $65 million on share repurchases, a decrease of $345 million when compared with the prior year period. This decrease is largely due to management’s decision to suspend share repurchases in the latter part of 2008 given the state of the financial markets and the economy. Accordingly, we did not repurchase any shares of common stock during the first half of 2009. Given the stabilization of the capital markets and economic conditions, we resumed our share repurchases in the third quarter.

We paid $428 million in aggregate cash dividends during the nine months ended September 30, 2009 compared with $399 million in the comparable 2008 period. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.27 in 2008 to $0.29 in 2009.

Share repurchases during the remainder of 2009 will be made at the discretion of management and the Board of Directors will declare dividends at their discretion, with any decisions dependent on various factors, including our net earnings, financial condition, cash required for future acquisitions and investments and other factors the Board may deem relevant.

•	Net debt repayments — Net debt repayments were $116 million during the nine months ended September 30, 2009 and $115 million during the nine months ended September 30, 2008. The following summarizes our most significant cash borrowings and debt repayments made during each nine-month period (in millions):

	Nine Months
	Ended
	September 30,
	2009	2008

Borrowings:
Revolving credit facility	$—	$50
Canadian credit facility	233	447
Senior Notes	793	594

	$1,026	$1,091

Repayments:
Revolving credit facility	$(310)	$(371)
Canadian credit facility	(244)	(496)
Senior Notes	(500)	(244)
Tax exempt bonds	(65)	(38)
Tax exempt project bonds	(2)	—
Capital leases and other debt	(21)	(57)

	$(1,142)	$(1,206)

Net repayments	$(116)	$(115)

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

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. Our third-party guarantee arrangements are generally established to support our financial assurance needs and landfill operations. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2009 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Although there have not been significant impacts of weather-related services for the reported periods, certain destructive weather conditions that tend to occur during the second half of the year, such as hurricanes experienced by our Southern Group, can actually increase our revenues in the areas affected. However, for several reasons, including significant start-up costs, such revenue often generates comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

While inflationary increases in costs, including the cost of diesel fuel, have affected our operating margins in recent periods, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

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

Changes in Internal Controls over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2009. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2008, our Board of Directors approved a capital allocation program that included the authorization for up to $1.3 billion for, among other things, common stock repurchases in 2009. However, the Company did not make any common stock repurchases in the first six months of 2009 due primarily to the state of the financial markets and the economy. In June 2009, we decided that the improvement in the capital markets and the economic environment supported a decision to resume our common stock repurchases in the third quarter of 2009. Accordingly, in July 2009, we announced that we expected to repurchase up to $400 million of our common stock during the remainder of 2009 pursuant to our previously announced program.

The following table summarizes common stock repurchases made during the third quarter of 2009:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

July 1 — 31	—	—	—	$400 Million
August 1 — 31	1,310,800	$29.35	1,310,800	$361 Million
September 1 — 30(c)	1,050,900	$29.94	1,050,900	$330 Million

Total	2,361,700	$29.62	2,361,700

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

(b)	The approximate maximum dollar value of shares that may yet be purchased under the program is not necessarily an indication of the amount we intend to repurchase during the remainder of the year.

(c)	The amounts reported include 150,500 shares repurchased for an aggregate of $5 million that were initiated in September, but settled in cash in October.

Item 6.	Exhibits.

Exhibit
No.		Description

12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer
101	—	The following materials from Waste Management, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Changes in Equity; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ ROBERT G. SIMPSON
Robert G. Simpson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ GREG A. ROBERTSON
Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 29, 2009

EXHIBIT INDEX

Exhibit
No.		Description

12	—	Computation of Ratio of Earnings to Fixed Charges
31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer
101	—	The following materials from Waste Management, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Changes in Equity; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.