Form 10-K
period 2009-12-31
WASTE MANAGEMENT INC
filed 2010-02-16
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2009 was approximately $13.8 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 11, 2010 was 484,972,117 (excluding treasury shares of 145,310,344).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business.

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

WMI was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, the Illinois-based waste services company formerly known as Waste Management, Inc. became a wholly-owned subsidiary of WMI and changed its name to Waste Management Holdings, Inc. (“WM Holdings”). At the same time, our parent holding company changed its name from USA Waste Services to Waste Management, Inc. Like WMI, WM Holdings is a holding company and all operations are conducted by subsidiaries. For detail on the financial position, results of operations and cash flows of WMI, WM Holdings and their subsidiaries, see Note 23 to the Consolidated Financial Statements.

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

We are the leading provider of integrated waste services in North America. Using our vast network of assets and employees, we provide a comprehensive range of waste management services. Through our subsidiaries we provide collection, transfer, recycling, disposal and waste-to-energy services. In providing these services, we actively pursue projects and initiatives that we believe make a positive difference for our environment, including recovering and processing the methane gas produced naturally by landfills into a renewable energy source. Our customers include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities and governmental entities. During 2009, our largest customer represented approximately 1% of annual revenues. We employed approximately 43,400 people as of December 31, 2009.

Our Company’s goals are targeted at serving our customers, our employees, the environment, the communities in which we work, and our stockholders.

Our primary strategy continues to be to improve our organization and maximize returns to shareholders by focusing on operational excellence, pricing excellence and the profitable growth of our business. We believe that creating more efficient operations and attracting and retaining customers while ensuring appropriate pricing are the steps that provide the foundation for growth. We are continuing to focus on pricing and working to lower operating and selling, general and administrative expenses through process standardization and productivity improvements. We also are continuing programs designed to ensure we make the best use of our assets and capital to realize returns in addition to increasing our operating margins.

We intend to continue to focus on meeting the needs of a changing environment. As the largest waste services provider in North America, we believe we are well positioned to meet the needs of our customers and communities as they, too, Think Green®. We believe that helping our customers achieve their environmental goals will enable us to achieve profitable growth.

Our focus on operational excellence has provided us a strong foundation on which to build. We intend to take advantage of strategic opportunities as they arise and continue to seek profitable growth through targeted sales efforts and acquisitions. We also continue to seek to grow our business in different areas that fit into our current operations. We believe that making such investments will provide long-term value to our stockholders. In addition, we intend to continue to return value to our shareholders through common stock repurchases and dividend payments. We recently announced that our Board of Directors expects that future quarterly dividend payments will be increased to $0.315 per share in 2010, which is an 8.6% increase from the quarterly dividend we paid in 2009. This will result in an increase in the amount of free cash flow that we expect to pay out as dividends for the seventh straight year, which is an indication of our ability to generate strong and consistent cash flows. All future dividend declarations will be made at the discretion of our Board of Directors.

Operations

General

We manage and evaluate our principal operations through five Groups. Our four geographic Groups, which include our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, recycling and disposal services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services. We also provide additional services that are not managed through our five Groups, as described below. These operations are presented in this report as “Other.”

The table below shows the total revenues (in millions) contributed annually by each of our Groups, or reportable segments, in the three-year period ended December 31, 2009. More information about our results of operations by reportable segment is included in Note 21 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report.

	Years Ended December 31,
	2009	2008	2007

Eastern	$2,960	$3,319	$3,411
Midwest	2,855	3,267	3,289
Southern	3,328	3,740	3,737
Western	3,125	3,387	3,444
Wheelabrator	841	912	868
Other	628	897	832
Intercompany	(1,946)	(2,134)	(2,271)

Total	$11,791	$13,388	$13,310

The services we provide include collection, landfill (solid and hazardous waste landfills), transfer, Wheelabrator (waste-to-energy facilities and independent power production plants), recycling and other services, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years indicated:

	Years Ended December 31,
	2009	2008	2007

Collection	$7,980	$8,679	$8,714
Landfill	2,547	2,955	3,047
Transfer	1,383	1,589	1,654
Wheelabrator	841	912	868
Recycling	741	1,180	1,135
Other	245	207	163
Intercompany	(1,946)	(2,134)	(2,271)

Total	$11,791	$13,388	$13,310

Collection.  Our commitment to customers begins with a vast waste collection network. Collection involves picking up and transporting waste and recyclable materials from where it was generated to a transfer station, material recovery facility (“MRF”) or disposal site. We generally provide collection services under one of two types of arrangements:

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

Landfill.  Landfills are the main depositories for solid waste in North America. At December 31, 2009, we owned or operated 268 solid waste landfills, which represents the largest network of landfills in North America. Solid waste landfills are built and operated on land with geological and hydrological properties that limit the possibility of water pollution, and are operated under prescribed procedures. A landfill must be maintained to meet federal, state or provincial, and local regulations. The operation and closure of a solid waste landfill includes excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other inert material and constructing final capping of the landfill. These operations are carefully planned to maintain sanitary conditions, to maximize the use of the airspace and to prepare the site so it can ultimately be used for other purposes.

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

Transfer.  At December 31, 2009, we owned or operated 345 transfer stations in North America. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

Access to transfer stations is critical to haulers who collect waste in areas not in close proximity to disposal facilities. Fees charged to third parties at transfer stations are usually based on the type and volume or weight of the waste deposited at the transfer station, the distance to the disposal site and general market factors.

The utilization of our transfer stations by our own collection operations improves internalization by allowing us to retain fees that we would otherwise pay to third parties for the disposal of the waste we collect. It enables us to manage costs associated with waste disposal because (i) transfer trucks, railcars or rail containers have larger capacities than collection trucks, allowing us to deliver more waste to the disposal facility in each trip; (ii) waste is accumulated and compacted at transfer stations that are strategically located to increase the efficiency of our network of operations; and (iii) we can retain the volume by managing the transfer of the waste to one of our own disposal sites.

The transfer stations that we operate but do not own generally are operated through lease agreements under which we lease property from third parties. There are some instances where transfer stations are operated under contract, generally for municipalities. In most cases we own the permits and will be responsible for any regulatory requirements relating to the operation and closure of the transfer station.

Wheelabrator.  As of December 31, 2009, we owned or operated 16 waste-to-energy facilities and five independent power production plants, or IPPs, which are located in the Northeast and in Florida, California and Washington.

At our waste-to-energy facilities, solid waste is burned at high temperatures in specially designed boilers to produce heat that is converted into high-pressure steam. As of December 31, 2009, our waste-to-energy facilities were capable of processing up to 21,100 tons of solid waste each day. In 2009, our waste-to-energy facilities received and processed 7.0 million tons of solid waste, or approximately 19,200 tons per day.

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

We generate steam at our waste-to-energy and IPP facilities for the production of electricity. We sell the electricity produced at our facilities into wholesale markets, which include investor-owned utilities, power marketers and regional power pools. Some of our facilities also sell steam directly to end users. Fees charged for electricity and steam at our waste-to-energy facilities and IPPs have generally been subject to the terms and conditions of long-term contracts that include interim adjustments to the prices charged for changes in market conditions such as inflation, electricity and other general market factors. In 2009, several of our long-term energy contracts and short-term pricing arrangements expired, significantly increasing our waste-to-energy revenues’ exposure to volatility attributable to changes in market prices for electricity, which generally correlate with fluctuations in natural gas prices in the markets where we operate. Refer to the Quantitative and Qualitative Disclosure About Market Risk section of this report for additional information about the Company’s current considerations related to the management of this market exposure.

Recycling.  Our recycling operations focus on improving the sustainability and future growth of recycling programs within communities and industries. During the first quarter of 2009, we transferred responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities to the management teams of our geographic Groups. Before that, all of our recycling operations other than certain services that were embedded within the geographic Groups’ other operations had comprised, and been reported as, a separate segment. The financial results of our material recovery facilities and secondary processing facilities are now included as a component of their respective geographic Group and the financial results of our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. We believe that integrating the management of our recycling facilities with the remainder of our solid waste business ensures that we are focusing on maximizing the profitability and return on invested capital of all aspects of our business and efficiently providing comprehensive environmental solutions to our customers.

In 2001, we became the first major solid waste company to focus on residential single-stream recycling, which allows customers to mix recyclable paper, plastic and glass in one bin. Residential single-stream programs have greatly increased the recycling rates. Single-stream recycling is possible through the use of various mechanized screens and optical sorting technologies. We have also been advancing the single-stream recycling programs for commercial applications. Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. Our recycling operations include the following:

Materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. We operate 90 MRFs where paper, metals, plastics, glass and other recyclable commodities are recovered for resale. We also operate eight secondary processing facilities where recyclable materials can be further processed into raw products used in the manufacturing of consumer goods. Specifically, material processing services include data destruction, automated color sorting, and construction and demolition processing.

Plastics materials recycling — Using state-of-the-art sorting and processing technology, we process, inventory and sell plastic commodities making the recycling of such items more cost effective and convenient.

Commodities recycling — We market and resell recyclable commodities to customers world-wide. We manage the marketing of recyclable commodities that are processed in our facilities by maintaining comprehensive service centers that continuously analyze market prices, logistics, market demands and product quality.

Fees for recycling services are influenced by the type of recyclable commodities being processed, the volume or weight of the recyclable material, degree of processing required, the market value of the recovered material and other market factors.

The recyclable materials processed in our MRFs are purchased from various sources, including third parties and our own operations. The cost per ton of material purchased is based on market prices and the cost to transport the finished goods to our customers to whom we sell the materials. The price we pay for recyclable materials is often referred to as a “rebate.” Rebates generally are based upon the price we receive for sales of finished goods and market conditions, but in some cases are based on fixed contractual rates or defined minimum per-ton rates. As a result, changes in commodity prices can significantly affect our revenues, the rebates we pay to our suppliers and our operating income and margins.

Other.  Other services not managed within our Groups include the following:

We provide recycling brokerage and electronic recycling services. Recycling brokerage includes managing the marketing of recyclable materials for third parties. The experience of our recycling operations in managing recyclable commodities for our own operations gives us the expertise needed to effectively manage volumes for third parties. Utilizing the resources and knowledge of our recycling operations’ service centers, we can assist customers in marketing and selling their recyclable commodities with little to no capital requirements. We also provide electronics recycling. We recycle discarded computers, communications equipment, and other electronic equipment. Services include the collection, sorting and disassembling of electronics in an effort to reuse or recycle all collected materials. In recent years, we have teamed with major electronics manufacturers to offer comprehensive “take-back” programs of their products to assist the general public in disposing of their old electronics in a convenient and environmentally safe manner.

We provide sustainability services to businesses through our Upstream® and Green Squad organizations. This includes in-plant services, where our employees work full-time inside our customers’ facilities to provide full-service waste management solutions and consulting services. Our vertically integrated waste management operations enable us to provide customers with full management of their waste. The breadth of our service offerings and the familiarity we have with waste management practices gives us the unique ability to assist customers in identifying recycling opportunities, minimizing waste, and determining the most efficient means available for waste collection and disposal.

We develop, operate and promote projects for the beneficial use of landfill gas through our Waste Management Renewable Energy Program. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The EPA endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. At December 31, 2009, landfill gas beneficial use projects were producing commercial quantities of methane gas at 119 of our solid waste landfills. At 87 of these landfills, the processed gas is delivered to electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. At 23 landfills, the gas is delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. At nine landfills, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers.

Our WM Healthcare Solutions subsidiary offers integrated medical waste services for healthcare facilities, pharmacies and individuals. We provide full-service solutions to facilities to assist them in best practices, indentifying waste streams and proper disposal. Our healthcare services also include a sharps mail return program through which individuals can safely dispose of their used syringes and lancets using our MedWaste Tracker system.

Although by their very nature many waste management services such as collection and disposal are local services, our National Accounts program works with customers whose locations span the United States. Our National Accounts program provides centralized customer service, billing and management of accounts to streamline the administration of customers’ multiple and nationwide locations’ waste management needs.

We also have begun investing in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations. These investments include joint ventures, acquisitions and partial ownership interests. The solutions and services include the development, operation and marketing of plasma gasification facilities; operation of a landfill gas-to-liquid natural gas plant; solar powered compact trash compactors; and organic waste-to-fuel conversion technology. Part of our expansion of services includes offering portable self-storage services and fluorescent bulb and universal waste mail-back through our LampTracker® program.

Finally, we rent and service portable restroom facilities to municipalities and commercial customers under the name Port-o-Let®, and provide street and parking lot sweeping services.

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

Operating costs, disposal costs and collection fees vary widely throughout the geographic areas in which we operate. The prices that we charge are determined locally, and typically vary by the volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, the availability of airspace within the geographic region, labor costs and amount and type of equipment furnished to the customer. We face intense competition in our core business based on pricing and quality of service. We have also begun competing for business based on service offerings. As companies, individuals and communities have begun to look for ways to be more sustainable, we are ensuring our customers know about our comprehensive services that go beyond our core business of picking up and disposing of waste.

Employees

At December 31, 2009, we had approximately 43,400 full-time employees, of which approximately 7,300 were employed in administrative and sales positions and the balance in operations. Approximately 9,900 of our employees are covered by collective bargaining agreements.

Financial Assurance and Insurance Obligations

Financial Assurance

Municipal and governmental waste service contracts generally require contracting parties to demonstrate financial responsibility for their obligations under the contract. Financial assurance is also a requirement for obtaining or retaining disposal site or transfer station operating permits. Various forms of financial assurance also are required by regulatory agencies for estimated closure, post-closure and remedial obligations at many of our landfills. In addition, certain of our tax-exempt borrowings require us to hold funds in trust for the repayment of our interest and principal obligations.

We establish financial assurance using surety bonds, letters of credit, insurance policies, trust and escrow agreements and financial guarantees. The type of assurance used is based on several factors, most importantly: the jurisdiction, contractual requirements, market factors and availability of credit capacity. The following table summarizes the various forms and dollar amounts (in millions) of financial assurance that we had outstanding as of December 31, 2009:

Surety bonds:
Issued by consolidated subsidiary(a)	$251
Issued by affiliated entity(b)	1,035
Issued by third-party surety companies	1,848

Total surety bonds		$3,134
Letters of credit:
Revolving credit facility(c)	1,578
Letter of credit facilities(d)	371
Other lines of credit	173

Total letters of credit		2,122
Insurance policies:
Issued by consolidated subsidiary(a)	1,066
Issued by affiliated entity(b)	16
Issued by third-party insurance companies	66

Total insurance policies		1,148
Funded trust and escrow accounts(e)		241
Financial guarantees(f)		243

Total financial assurance		$6,888

(a)	We use surety bonds and insurance policies issued by a wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue financial assurance to WMI and our subsidiaries. National Guaranty Insurance Company is authorized to write up to approximately $1.4 billion in surety bonds or insurance policies for our closure and post-closure requirements, waste collection contracts and other business-related obligations.

(b)	We hold a non-controlling financial interest in an entity that we use to obtain financial assurance. Our contractual agreement with this entity does not specifically limit the amounts of surety bonds or insurance that we may obtain, making our financial assurance under this agreement limited only by the guidelines and restrictions of surety and insurance regulations.

(c)	WMI has a $2.4 billion revolving credit facility that matures in August 2011. At December 31, 2009, we had no outstanding borrowings and $1,578 million of letters of credit issued and supported by the facility. The unused and available credit capacity of the facility was $822 million as of December 31, 2009.

(d)	We have three separate letter of credit facilities, including a $175 million facility maturing in June 2010; a $105 million facility maturing June 2013; and a $100 million facility maturing December 2014. At December 31, 2009, $371 million of letters of credit were outstanding under these agreements, leaving an unused and available capacity of $9 million.

(e)	Our funded trust and escrow accounts generally have been established to support landfill closure, post-closure and environmental remediation obligations and our performance under various operating contracts. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts. The assets held in our funded trust and escrow accounts may be drawn and used to meet the obligations for which the trusts and escrows were established.

(f)	WMI provides financial guarantees on behalf of its subsidiaries to municipalities, customers and regulatory authorities. They are provided primarily to support our performance of landfill closure and post-closure activities.

Our $2.4 billion revolving credit facility becomes current in the third quarter of 2010. Accordingly, we will be working to renegotiate our existing facility in the near-term. We currently expect that the cost of a similar facility will be significantly higher than the cost of our existing facility. In an effort to manage our financial assurance costs as well as ensure that we have access to facilities that meet our ongoing financial assurance needs, we are currently evaluating options for alternative cost-effective sources of financial assurance.

Virtually no claims have been made against our financial assurance instruments in the past, and considering our current financial position, management does not expect there to be claims against these instruments that will have a material adverse effect on our consolidated financial statements.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. As of December 31, 2009, our per-incident deductible for our general liability program was $2.5 million and our per-incident deductible for our workers’ compensation insurance program was $5 million. As of December 31, 2009, our auto liability insurance program included a per-incident base deductible of $5 million, subject to additional aggregate deductibles in the $5 million to $10 million layer of $4.8 million. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2009 are summarized in Note 11 to the Consolidated Financial Statements.

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

The primary United States federal statutes affecting our business are summarized below:

•	The Resource Conservation and Recovery Act of 1976, as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations are typically implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations.

•	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional disposal of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially-approved settlement. Liability could also include liability to a PRP that voluntarily expends site clean-up costs. Further, liability may include damage to publicly-owned natural resources. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed or as a generator or transporter of hazardous substances disposed of at other locations.

•	The Federal Water Pollution Control Act of 1972, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water runoff that require landfills and other waste-handling facilities to obtain storm water discharge permits. In addition, if a landfill or other facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, before the development or expansion of a landfill can alter or affect “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

•	The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and large municipal waste-to-energy facilities. Standards have also been imposed on manufacturers of transportation vehicles (including waste collection vehicles). In 1996 the EPA issued new source performance standards and emission guidelines controlling landfill gases from new and existing large landfills. The regulations impose limits on air emissions from large municipal solid waste landfills, subject most of our large municipal solid waste landfills to certain operating permitting requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on or off-site. In general, controlling emissions involves drilling collection wells into a landfill and routing the gas to a suitable energy recovery system or combustion device. We are currently capturing and utilizing the renewable energy value of landfill gas at 119 of our solid waste landfills. In January 2003, the EPA issued additional regulations that required affected landfills to prepare, by January 2004, startup, shutdown and malfunction plans to ensure proper operation of gas collection, control and treatment systems.

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

Many states, provinces and local jurisdictions have enacted “fitness” laws that allow the agencies that have jurisdiction over waste services contracts or permits to deny or revoke these contracts or permits based on the applicant’s or permit holder’s compliance history. Some states, provinces and local jurisdictions go further and consider the compliance history of the parent, subsidiaries or affiliated companies, in addition to the applicant or permit holder. These laws authorize the agencies to make determinations of an applicant’s or permit holder’s fitness to be awarded a contract to operate, and to deny or revoke a contract or permit because of unfitness, unless there is a showing that the applicant or permit holder has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations.

See Note 11 to the Consolidated Financial Statements for disclosures relating to our current assessments of the impact of regulations on our current and future operations.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2010 and beyond.

General economic conditions can adversely affect our revenues and our operating margins.

Our business is affected by changes in national and general economic factors that are outside of our control, including consumer confidence, interest rates and access to capital markets. Although our services are of an essential nature, a weak economy generally results in decreases in volumes of waste generated, which decreases our revenues. Additionally, consumer uncertainty and the loss of consumer confidence may limit the number or amount of services requested by customers and our ability to increase customers’ pricing. During weak economic conditions we may also be adversely impacted by customers’ inability to pay us in a timely manner, if at all, due to their financial difficulties, which could include bankruptcies. In addition to disruption in the credit markets, economic conditions over the last eighteen months negatively affected business and consumer spending generally. If our customers do not have access to capital, we do not expect that our volumes will improve or that we will increase new business.

The waste industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists primarily of two national waste management companies, regional companies and local companies of varying sizes and financial resources. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage.

In addition, competitors may reduce their prices to expand sales volume or to win competitively bid contracts. When this happens, we may roll back prices or offer lower pricing to attract or retain our customers, resulting in a negative impact to our revenue growth from yield on base business.

If we do not successfully manage our costs, or do not successfully implement our plans and strategies to improve margins, our income from operations could be lower than expected.

In recent years, we have implemented several profit improvement initiatives aimed at lowering our costs and enhancing our revenues.

We have implemented price increases and environmental fees, both of which have increased our internal revenue growth and we have continued our fuel surcharge program to offset fuel costs. The loss of volumes as a result of price increases may negatively affect our cash flows or results of operations. We continue to seek to divest underperforming and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of underperforming and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses. If we are not able to fully or successfully implement our plans and strategies for any reason, many of which are out of our control, we may not see the expected improvements in our income from operations or our operating margins.

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

In the ordinary course of our business, we have in the past, and may in the future, become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

•	agencies of federal, state, local or foreign governments seek to impose liability on us under applicable statutes, sometimes involving civil or criminal penalties for violations, or to revoke or deny renewal of a permit we need; and

•	local communities, citizen groups, landowners or governmental agencies oppose the issuance of a permit or approval we need, allege violations of the permits under which we operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage.

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

The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.

Environmental advocacy groups and regulatory agencies in the United States have been focusing considerable attention on the emissions of carbon dioxide, methane and other “greenhouse gases” and their potential role in climate change. The adoption of laws and regulations to implement controls of greenhouse gases, including the imposition of fees or taxes, could adversely affect our collection and disposal operations. Congress is currently working on legislation to control and reduce emissions of greenhouse gases in the United States, which includes establishing cap-and-trade programs. Additionally, the EPA recently announced proposed regulations to control emissions of greenhouse gases from stationary sources, including municipal solid waste landfills, and several states have already begun taking actions to reduce future emissions of greenhouse gases. Depending on the form of legislation and regulations that are ultimately enacted, our operating expenses could increase and some of our operations could be less profitable, as we may be required to take any number of actions, including the purchase of emission allowances or installation of additional pollution control technology.

Significant shortages in fuel supply or increases in fuel prices will increase our operating expenses.

The price and supply of fuel are unpredictable, and can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. We have seen average quarterly fuel prices increase by as much as 56% on a year-over-year basis and decrease by as much as 47% on a year-over-year basis within the last two years. We need fuel to run our collection and transfer trucks and equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. We may initiate other programs or means to guard against the rising costs of fuel, although there can be no assurances that we will be able to do so or that such programs will be successful. Regardless of any offsetting surcharge programs, the increased operating costs will decrease our operating margins.

We have substantial financial assurance and insurance requirements, and increases in the costs of obtaining adequate financial assurance, or the inadequacy of our insurance coverages, could negatively impact our liquidity and increase our liabilities.

The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide and, therefore, our coverages are generally maintained at the minimum statutorily-required levels. We face the risk of incurring additional costs for environmental damage if our insurance coverage is ultimately inadequate to cover those damages. We also carry a broad range of other insurance coverages that are customary for a company our size. We use these programs to mitigate risk of loss, thereby enabling us to manage our self-insurance exposure associated with claims. The inability of our insurers to meet their commitments in a timely manner and the effect of significant claims or litigation against insurance companies may subject us to additional risks. To the extent our insurers were unable to meet their obligations, or our own obligations for claims were more than we estimated, there could be a material adverse effect to our financial results.

In addition, to fulfill our financial assurance obligations with respect to environmental closure and post-closure obligations, we generally obtain letters of credit or surety bonds, rely on insurance, including captive insurance, fund trust and escrow accounts or rely upon WMI financial guarantees. We currently have in place all financial assurance instruments necessary for our operations. We currently do not anticipate any unmanageable difficulty in obtaining financial assurance instruments in the future, but general economic factors may adversely affect the cost of our current financial assurance instruments and changes in regulations may impose stricter requirements on the types of financial assurance that will be accepted. Additionally, in the event we are unable to obtain sufficient surety bonding, letters of credit or third-party insurance coverage at reasonable cost, or one or more states cease to view captive insurance as adequate coverage, we would need to rely on other forms of financial assurance. It is possible that we could be forced to deposit cash to collateralize our obligations. Other forms of financial assurance could be more expensive to obtain, and any requirements to use cash to support our obligations would negatively impact our liquidity and capital resources and could affect our ability to meet our obligations as they become due.

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

Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and glass, all of which are subject to significant market price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard, known as OCC, and old newsprint, or ONP. The fluctuations in the market prices or demand for these commodities can affect our operating income and cash flows, as we experienced in 2008. In the fourth quarter of 2008, the monthly market prices for OCC and ONP fell by 79%

and 72%, respectively, from their high points within the year. Additionally, the decline in market prices for commodities resulted in a year-over-year decrease in revenue of $447 million in 2009. Our recycling operations offer rebates to suppliers. Therefore, even if we experience higher revenues based on increased market prices for commodities, the rebates we pay will also increase and in some circumstances, the rebates may have floors even as market prices decrease, which could eliminate any expected profit margins.

There may be significant price fluctuations in the price of methane gas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plant operations. The marketing and sales of energy related products by our landfill gas and waste-to-energy operations are generally pursuant to long-term sales agreements. Therefore, market volatility does not cause our quarterly results to fluctuate significantly. However, as longer-term agreements expire and are up for renewal, or as market prices remain at lower levels for sustained periods, our revenues will be adversely affected. Many of our longer-term agreements expired in 2009, and the electricity prices we were able to charge without the benefit of long-term agreements were tied to market electricity prices, which generally correlate with fluctuations in natural gas prices in the markets where we operate. As a result, we experienced a $76 million decline in revenues for the year ended December 31, 2009 as compared with the prior year. Additionally, revenues from our independent power production plants can be affected by price fluctuations. If we are unable to successfully negotiate long-term contracts, or depending on market conditions even with long-term contracts, our revenues could be adversely affected.

The development and acceptance of alternatives to landfill disposal and waste-to-energy facilities could reduce our ability to operate at full capacity.

Our customers are increasingly using alternatives to landfill and waste-to-energy disposal, such as recycling and composting and others are working to reduce the waste they generate. In addition, some state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, at landfills or waste-to-energy facilities. Although such mandates are a useful tool to protect our environment, these developments reduce the volume of waste going to landfills and waste-to-energy facilities in certain areas, which may affect our ability to operate our landfills and waste-to-energy facilities at full capacity, as well as the prices that we can charge for landfill disposal and waste-to-energy services. Our landfills and our waste-to-energy facilities currently provide and have historically provided our highest operating margins. We have been expanding our service offerings and growing lines of businesses to have the ability to service waste streams that do not go to landfills or waste-to-energy facilities and to provide services for customers that wish to reduce waste entirely. However, it is reasonably possible that our revenues and our operating margins could be negatively affected due to disposal alternatives.

Our operating expenses could increase as a result of labor unions organizing or changes in regulations related to labor unions.

Labor unions constantly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have already chosen to be represented by unions, and we have negotiated collective bargaining agreements with these unions. Additional groups of employees may seek union representation in the future, and, if successful, the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. Additionally, it is possible that attempts to amend federal labor laws could be successful and make it easier for unions to become recognized as the bargaining representative for employees. If we are unable to negotiate acceptable collective bargaining agreements, our operating expenses could increase significantly as a result of work stoppages, including strikes. Any of these matters could adversely affect our financial condition, results of operations and cash flows.

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

Our capital requirements could increase our expenses or cause us to change our growth and development plans.

We currently expect to meet our anticipated cash needs for capital expenditures, scheduled debt repayments, acquisitions and other cash expenditures with our cash flows from operations and, to the extent necessary and available, additional financings. Recent economic conditions have reduced our cash flows from operations and could do so in the future. If impacts on our cash flows from operations are significant, we may reduce or suspend capital expenditures, acquisition activity, dividend declarations or share repurchases. We may choose to incur indebtedness to pay for these activities, and there can be no assurances that we would be able to incur indebtedness on terms we deem acceptable. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and decreasing our net income.

Additionally, we have $3.0 billion of debt as of December 31, 2009 that is exposed to changes in market interest rates within the next twelve months because of the combined impact of our tax-exempt bonds, our interest rate swap agreements and borrowings outstanding under our Canadian Credit Facility. Therefore, increases in interest rates can increase our interest expenses which also would lower our net income.

We may use our revolving credit facility to meet our cash needs, to the extent available. As of December 31, 2009, we had $822 million of capacity under our revolving credit facility. In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to continue to operate.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are in Houston, Texas, where we lease approximately 400,000 square feet under leases expiring at various times through 2020. Our Group offices are in Pennsylvania, Illinois, Georgia, Arizona and New Hampshire. We also have field-based administrative offices in Arizona, Illinois and Texas. We own or lease real property in most locations where we have operations. We have operations in each of the fifty states other than Montana. We also have operations in the District of Columbia, Puerto Rico and throughout Canada.

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

The following table summarizes our various operations at December 31 for the periods noted:

	2009	2008

Landfills:
Owned	211	212
Operated through lease agreements	26	27
Operated through contractual agreements	36	34

	273	273
Transfer stations	345	355
Material recovery facilities	90	98
Secondary processing facilities	8	6
Waste-to-energy facilities	16	16
Independent power production plants	5	5

The following table provides certain information by Group regarding the 237 landfills owned or operated through lease agreements and a count, by Group, of contracted disposal sites as of December 31, 2009:

					Contracted
		Total	Permitted	Expansion	Disposal
	Landfills	Acreage(a)	Acreage(b)	Acreage(c)	Sites

Eastern	40	30,419	6,406	533	7
Midwest	75	32,347	9,139	1,390	9
Southern	76	38,427	12,395	288	13
Western	42	38,452	8,666	993	7
Wheelabrator	4	781	299	39	—

	237	140,426	36,905	3,243	36

(a)	“Total acreage” includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land owned or leased by our landfill operations.

(b)	“Permitted acreage” consists of all acreage at the landfill encompassed by an active permit to dispose of waste.

(c)	“Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions section included herein.

Item 3.	Legal Proceedings.

Information regarding our legal proceedings can be found under the Litigation section of Note 11 in the Consolidated Financial Statements included in this report.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our stockholders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The following table sets forth the range of the high and low per share sales prices for our common stock as reported on the NYSE:

	High	Low

2008
First Quarter	$34.64	$28.10
Second Quarter	39.24	33.33
Third Quarter	37.34	31.05
Fourth Quarter	33.43	24.51
2009
First Quarter	$33.99	$22.10
Second Quarter	29.00	25.06
Third Quarter	30.80	26.31
Fourth Quarter	34.18	28.28
2010
First Quarter (through February 11, 2010)	$35.00	$31.30

On February 11, 2010, the closing sale price as reported on the NYSE was $31.93 per share. The number of holders of record of our common stock at February 11, 2010 was 14,327.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the Dow Jones Waste & Disposal Services Index and the S&P 500 Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of Cumulative Five Year Total Return

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Waste Management, Inc.	$100	$104	$129	$118	$124	$131
S&P 500 Index	$100	$105	$121	$128	$ 81	$102
Dow Jones Waste & Disposal Services Index	$100	$106	$130	$136	$128	$146

Under capital allocation programs approved by our Board of Directors, we have paid quarterly cash dividends of $0.24 per share for a total of $495 million in 2007; $0.27 per share for a total of $531 million in 2008; and $0.29 per share for a total of $569 million in 2009.

Our Board-approved capital allocation programs have also provided for common stock repurchases. The Company did not make any common stock repurchases in the first six months of 2009 due primarily to the state of the financial markets and the economy. In June 2009, we decided that the improvement in the capital markets and the economic environment supported a decision to repurchase up to $400 million of our common stock during the second half of 2009. We repurchased $226 million of our common stock during 2009, including $70 million of repurchases during the third quarter of 2009 and $156 million during the fourth quarter of 2009.

The following table summarizes common stock repurchases made during the fourth quarter of 2009:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs

October 1 — 31	1,218,000	$29.93	1,218,000	$293 million
November 1 — 30	2,383,900	$32.22	2,383,900	$216 million
December 1 — 31	1,272,900	$33.22	1,272,900	$174 million

Total	4,874,800	$31.91	4,874,800

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

Item 6.	Selected Financial Data.

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

	Years Ended December 31,
	2009(a)	2008(a)	2007(a)	2006	2005
	(In millions, except per share amounts)

Statement of Operations Data:
Operating revenues	$11,791	$13,388	$13,310	$13,363	$13,074

Costs and expenses:
Operating	7,241	8,466	8,402	8,587	8,631
Selling, general and administrative	1,364	1,477	1,432	1,388	1,276
Depreciation and amortization	1,166	1,238	1,259	1,334	1,361
Restructuring	50	2	10	—	28
(Income) expense from divestitures, asset impairments and unusual items	83	(29)	(47)	25	68

	9,904	11,154	11,056	11,334	11,364

Income from operations	1,887	2,234	2,254	2,029	1,710
Other expense, net	(414)	(437)	(505)	(511)	(570)

Income before income taxes	1,473	1,797	1,749	1,518	1,140
Provision for (benefit from) income taxes	413	669	540	325	(90)

Consolidated net income	1,060	1,128	1,209	1,193	1,230
Less: Net income attributable to noncontrolling interests	66	41	46	44	48

Net income attributable to Waste Management, Inc.	$994	$1,087	$1,163	$1,149	$1,182

Basic earnings per common share	$2.02	$2.21	$2.25	$2.13	$2.11

Diluted earnings per common share	$2.01	$2.19	$2.23	$2.10	$2.09

Cash dividends declared per common share (2005 includes $0.22 paid in 2006)	$1.16	$1.08	$0.96	$0.66	$1.02

Cash dividends paid	$1.16	$1.08	$0.96	$0.88	$0.80

Balance Sheet Data (at end of period):
Working capital (deficit)	$109	$(701)	$(118)	$(86)	$194
Goodwill and other intangible assets, net	5,870	5,620	5,530	5,413	5,514
Total assets	21,154	20,227	20,175	20,600	21,135
Debt, including current portion	8,873	8,326	8,337	8,317	8,687
Total Waste Management, Inc. stockholders’ equity	6,285	5,902	5,792	6,222	6,121
Total equity	6,591	6,185	6,102	6,497	6,402

(a)	For more information regarding these financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and changes in our accounting policies on the comparability of this information, see Note 2 of the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2009. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A, Risk Factors. The following discussion should be read in light of that disclosure and together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements.

2009 Overview

In our outlook for 2009, we communicated our belief that we would be well positioned to weather the challenges presented by the current economic environment. We also noted that we would focus our efforts on ensuring we are operating efficiently and generating strong and consistent free cash flows. When reviewing our 2009 financial results, we believe that our focus throughout the year on (i) maintaining our pricing discipline; (ii) controlling our costs and reducing discretionary spending; and (iii) ensuring that our cost structure is flexible enough to respond to volume changes in a timely manner has enabled us to produce solid results in a difficult environment.

During 2009, our most significant challenges included (i) reduced volumes due to an overall decrease in waste produced that can be attributed to sharp declines in residential and commercial construction and in consumer and business spending; (ii) an unusually weak recyclable commodities market for most of the year; and (iii) decreases in market prices for electricity, which affect the yield of our waste-to-energy and landfill gas-to-energy operations. Against this backdrop, we believe that our 2009 results of operations reflected the resilience of our core business and the opportunities that economic recovery will present for our more efficient organization. The highlights of our 2009 financial results include:

•	Revenues of $11.8 billion and internal revenue growth from yield from collection and disposal operations of 2.9%;

•	Income from operations of $1.9 billion and income from operations as a percentage of revenue of 16.0%, in spite of the recognition of $83 million of non-cash impairment charges, which were primarily a result of (i) our decision to abandon the SAP software as our revenue management system; and (ii) a change in expectations for the future operations of a landfill in California;

•	Effective tax rate of 28.1% due principally to the favorable impacts of fourth quarter adjustments to our provision for income taxes related to the carry-back of a capital loss, recognition of state net operating losses and tax credits, and revaluation of deferred taxes due to Canadian tax rate reductions;

•	Diluted earnings per share of $2.01; and

•	Cash flow generated from operating activities of $2.4 billion and free cash flow of $1.2 billion.

In February 2009, we announced that we were consolidating our 45 Market Areas into 25 Areas to further streamline our operations, and throughout 2009 we incurred $50 million of restructuring costs related to these efforts. The restructuring was a result of our continued efforts to improve the efficiency of our operations. In 2009, we exceeded our expected cost savings of $120 million on an annualized basis due to the restructuring. Although one of our most significant focuses throughout 2009 was on controlling costs, there are areas in which we have purposefully increased spending, as we believe that the long-term benefits we will achieve outweigh their negative short-term effect on our costs and margins. These include professional fees related to expansion projects, acquisitions and the growth of new business lines. We also have not cut back on spending for information technology, which we believe is imperative to enable our employees to perform efficiently.

Liquidity and Cash Flow — Although the credit markets came to an unprecedented standstill in late 2008, in February 2009 we were able to issue an aggregate of $800 million of senior notes. The proceeds of this debt issuance were primarily used to refinance debt maturities, which is generally consistent with our practice. The state of the credit markets in late 2009 allowed us, in large part because of our investment grade credit rating and strong balance sheet, to issue an additional $600 million of 30-year senior notes at an interest rate of 6.125%. We believe that the decision to raise capital on such favorable terms was a prudent decision, and will increase our flexibility in pursuing acquisitions and investments in businesses when opportunities arise. Even with the increased indebtedness, we are well within our debt to capitalization goals and all of our financial covenant requirements. However, the increased indebtedness is expected to increase our interest expense in 2010.

As is our practice, we are presenting free cash flow, which is a non-GAAP measure of liquidity. We believe free cash flow gives investors insight into our ability to pay our quarterly dividends, repurchase common stock, fund acquisitions and other investments and, in the absence of refinancings, to repay our debt obligations. However, the use of free cash flow as a liquidity measure has material limitations because it excludes certain expenditures that are required or that we have committed to, such as declared dividend payments and debt maturities.

We calculate free cash flow as shown in the table below (in millions), which may not be the same as similarly-titled measures presented by other companies:

	Years Ended
	December 31,
	2009	2008

Net cash provided by operating activities	$2,362	$2,575
Capital expenditures	(1,179)	(1,221)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	28	112

Free cash flow	$1,211	$1,466

The decrease in our free cash flow in 2009 as compared with 2008 was due, in large part, to the decline in operating cash flows. The decrease in cash flows provided by operating activities can generally be attributed to the economy and market conditions, the impacts of which are discussed in detail throughout the remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Decreased proceeds from divestitures on a year-over-year basis also contributed to the decline, due in large part to us having fewer underperforming operations to sell.

Our ability to generate over $1.2 billion in free cash flow in 2009 enabled us to return $795 million to stockholders during the year through the payment of $569 million in cash dividends and the repurchase of $226 million of our common stock.

Basis of Presentation of Consolidated and Segment Financial Information

Fair Value Measurements — In September 2006, the Financial Accounting Standards Board issued authoritative guidance associated with fair value measurements. This guidance defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of the guidance for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Accordingly, we adopted this guidance for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008 and adopted the guidance for non-financial assets and liabilities measured on a non-recurring basis effective January 1, 2009. The application of the fair value framework did not have a material impact on our consolidated financial position, results of operations or cash flows.

Business Combinations — In December 2007, the FASB issued revisions to the authoritative guidance associated with business combinations. This guidance clarified and revised the principles for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. This guidance also addressed the recognition and measurement of goodwill acquired in business combinations and expanded disclosure requirements related to business combinations. Effective January 1, 2009, we adopted the FASB’s revised guidance associated with business combinations. The portions of this guidance that relate to business combinations completed before January 1, 2009 did not have a material impact on our consolidated financial statements. Further, business combinations completed in 2009, which are discussed in Note 19 of our Consolidated Financial Statements, have not been material to our financial position, results of operations or cash flows. However, to the extent that future business combinations are material, our adoption of the FASB’s revised authoritative guidance associated with business combinations may significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values when such amounts can be determined and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

Noncontrolling Interests in Consolidated Financial Statements — In December 2007, the FASB issued authoritative guidance that established accounting and reporting standards for noncontrolling interests in subsidiaries and for the de-consolidation of a subsidiary. The guidance also established that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted this guidance on January 1, 2009. The presentation and disclosure requirements of this guidance, which must be applied retrospectively for all periods presented, have resulted in reclassifications to our prior period consolidated financial information and the remeasurement of our 2008 and 2007 effective tax rates, which are discussed in Note 9 of our Consolidated Financial Statements.

Refer to Note 2 of our Consolidated Financial Statements for additional information related to the impact of the implementation of new accounting pronouncements on our results of operations and financial position.

Reclassification of Segment Information — During the first quarter of 2009, we transferred responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities to the management teams of our four geographic Groups. We believe that, by integrating the management of our recycling facilities’ operations with the remainder of our solid waste business, we can more efficiently provide comprehensive environmental solutions to our customers and ensure that we are focusing on maximizing the profitability and return on invested capital of our business on an integrated basis. As a result of this operational change, we also changed the way we review the financial results of our geographic Groups. Beginning in 2009, the financial results of our material recovery facilities and secondary processing facilities are included as a component of their respective geographic Group and the financial results of our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. We have reflected the impact of these changes for all periods presented to provide financial information that consistently reflects our current approach to managing our geographic Group operations. Refer to Note 21 of our Consolidated Financial Statements for further discussion about our reportable segments.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments and self-insurance reserves and recoveries. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Landfills

Accounting for landfills requires that significant estimates and assumptions be made regarding (i) the cost to construct and develop each landfill asset; (ii) the estimated fair value of capping, closure and post-closure asset retirement obligations, which must consider both the expected cost and timing of these activities; (iii) the determination of each landfill’s remaining permitted and expansion airspace; and (iv) the airspace associated with each final capping event.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-

based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if these criteria are no longer met, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval of our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 39 landfill sites with expansions at December 31, 2009, 14 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Nine of these landfills required approval by our Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining five landfills required approval primarily due to the permit application processes not meeting the one- or five-year requirements.

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement cost related to final capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor, or AUF, is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate, and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi- level review by our engineering group, and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

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

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts, could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates, or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if it is determined that the expansion capacity should no longer be considered in calculating the recoverability of the landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense. If it is determined that the likelihood of receiving an expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.

Environmental Remediation Liabilities

We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a site. These liabilities include potentially responsible party, or PRP, investigations, settlements, and certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials, external contractor costs and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on a number of estimates and assumptions.

Where it is probable that a liability has been incurred, we estimate costs required to remediate sites based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were associated with the site. Next, we review the same type of information with respect to other named and unnamed PRPs. Estimates of the cost for the likely remedy are then either developed using our internal resources or by third-party environmental engineers or other service providers. Internally developed estimates are based on:

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

Asset Impairments

Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to assess whether a potential impairment exists, the assets’ carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset; (ii) actual third-party valuations; and/or (iii) information available regarding the current market environment for similar assets. If the fair value of an asset is determined to be less than the carrying amount of the asset, an impairment in the amount of the difference is recorded in the period that the events or changes in circumstances that indicated the carrying value of the assets may not be recoverable occurred. These events or changes in circumstances are referred to as impairment indicators.

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

Goodwill — At least annually, we assess whether goodwill is impaired. We assess whether an impairment exists by comparing the fair value of each operating segment to its carrying value, including goodwill. We use a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our operating segments. Fair value computed by these two methods is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, we believe that these two methods provide a reasonable approach to estimating the fair value of our operating segments.

The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics of our business as a multiple of their reported cash flows. We then apply that multiple to our operating segment’s cash flows to estimate their fair value. We believe that this approach is appropriate because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our operating segments.

The income approach is based on the long-term projected future cash flows of our operating segments. We discount the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon our operating segments’ expected long-term performance considering the economic and market conditions that generally affect our business.

Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.

Self-Insurance Reserves and Recoveries

We have retained a significant portion of the risks related to our health and welfare, automobile, general liability and workers’ compensation insurance programs. Our liabilities associated with the exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future incidents differ significantly from our assumptions. Estimated insurance recoveries related to recorded liabilities are recorded as assets when we believe that the receipt of such amounts is probable.

Results of Operations

Operating Revenues

Our operating revenues in 2009 were $11.8 billion, compared with $13.4 billion in 2008 and $13.3 billion in 2007. We manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western Groups, and our Wheelabrator Group, which includes our waste-to-energy facilities and independent power production plants, or IPPs. These five Groups are our reportable segments. Shown below (in millions) is the contribution to revenues during each year provided by our five Groups and our Other waste services:

	Years Ended December 31,
	2009	2008	2007

Eastern	$2,960	$3,319	$3,411
Midwest	2,855	3,267	3,289
Southern	3,328	3,740	3,737
Western	3,125	3,387	3,444
Wheelabrator	841	912	868
Other	628	897	832
Intercompany	(1,946)	(2,134)	(2,271)

Total	$11,791	$13,388	$13,310

Our operating revenues generally come from fees charged for our collection, disposal, transfer, recycling and waste-to-energy services and from sales of commodities by our recycling and waste-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the MRF or disposal facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenue generally consists of tipping fees and the sale of recyclable commodities to third parties. The fees we charge for our collection, disposal, transfer and recycling services generally include fuel surcharges, which are indexed to current market costs for fuel. Our waste-to-energy revenues, which are generated by our Wheelabrator Group, are based on the type and weight or volume of waste received at our waste-to-energy facilities and IPPs and amounts charged for the sale of energy and steam. Our “Other” revenues include our in-plant services, landfill gas-to-energy operations, Port-O-Let® services, street and parking lot sweeping services, portable self-storage, fluorescent lamp recycling and healthcare solutions services.

Intercompany revenues between our operations have been eliminated in the consolidated financial statements. The mix of operating revenues from our different services is reflected in the table below (in millions):

	Years Ended December 31,
	2009	2008	2007

Collection	$7,980	$8,679	$8,714
Landfill	2,547	2,955	3,047
Transfer	1,383	1,589	1,654
Wheelabrator	841	912	868
Recycling	741	1,180	1,135
Other	245	207	163
Intercompany	(1,946)	(2,134)	(2,271)

Total	$11,791	$13,388	$13,310

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change		Change
	2009 vs. 2008		2008 vs. 2007
		As a % of		As a % of
		Total		Total
	Amount	Company(a)	Amount	Company(a)

Average yield(b)	$(528)	(3.9)%	$644	4.9%
Volume	(1,078)	(8.1)	(557)	(4.2)

Internal revenue growth	(1,606)	(12.0)	87	0.7
Acquisitions	97	0.7	117	0.9
Divestitures	(37)	(0.2)	(130)	(1.0)
Foreign currency translation	(51)	(0.4)	4	—

	$(1,597)	(11.9)%	$78	0.6%

(a)	Calculated by dividing the amount of current year increase or decrease by the prior year’s total company revenue ($13,388 million and $13,310 million for 2009 and 2008, respectively) adjusted to exclude the impacts of current year divestitures ($37 million and $130 million for 2009 and 2008, respectively).

(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We analyze the changes in average yield in terms of related business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis:

	Period-to-Period		Period-to-Period
	Change		Change
	2009 vs. 2008		2008 vs. 2007
		As a % of		As a % of
		Related		Related
	Amount	Business(i)	Amount	Business(i)

Average yield:
Collection, landfill and transfer	$321	3.0%	$347	3.2%
Waste-to-energy disposal(ii)	2	0.5	3	0.7

Collection and disposal(ii)	323	2.9	350	3.1
Recycling commodities	(447)	(36.3)	81	6.9
Electricity(ii)	(76)	(21.3)	24	7.1
Fuel surcharges and mandated fees	(328)	(46.5)	189	36.5

Total	$(528)	(3.9)	$644	4.9

(i)	Calculated by dividing the increase or decrease for the current year by the prior-year’s related business revenue, adjusted to exclude the impacts of divestitures for the current year ($37 million and $130 million for 2009 and 2008, respectively). The table below summarizes the related business revenues for each year, adjusted to exclude the impacts of divestitures:

	Denominator
	2009	2008

Related business revenues:
Collection, landfill and transfer	$10,622	$10,715
Waste-to-energy disposal	434	431

Collection and disposal	11,056	11,146
Recycling commodities	1,233	1,180
Electricity	356	336
Fuel surcharges and mandated fees	706	518

Total Company	$13,351	$13,180

(ii)	Average revenue growth from yield from “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator Group, which are reported as “Electricity” revenues. Before 2009, we reported electricity-related revenues from Wheelabrator’s IPPs as “Electricity” and electricity-related revenues from Wheelabrator’s waste-to-energy facilities in “Waste-to-energy.” Beginning in 2009, all of Wheelabrator’s electricity-related revenues are included in “Electricity” and only the disposal revenues are included in “Waste-to-energy disposal.” We have reflected the impact of this change for all years presented to provide information that consistently reflects our current approach.

Our revenues decreased $1,597 million, or 11.9%, in 2009 as compared with 2008. A substantial portion of these declines can be attributed to market factors, including (i) recyclable commodity prices; (ii) lower fuel prices, which reduced revenue provided by our fuel surcharge program; (iii) the effect of lower electricity prices on our waste-to-energy business; and (iv) foreign currency translation on revenues from our Canadian operations.

In addition, revenues continue to decline due to lower volumes, which have resulted from the slowdown in the economy. In 2009, economic pressures continued to significantly reduce consumer and business spending, which meant less waste was being generated. However, our revenue growth from average yield on our collection and disposal operations was $323 million in 2009 which demonstrates our commitment to pricing even in the current economic environment.

Towards the end of 2009, we began to see the trend of volume decline moderate. For the fourth quarter of 2009, our revenue decline was $102 million, or 3.3% as compared with the fourth quarter of 2008. This improvement, as compared with our full-year revenue decline of 11.9%, is primarily driven by the steady commodity price recovery trend that occurred throughout 2009 as compared with the severe decline in commodity pricing and demand in the fourth quarter of 2008. Additionally, in the fourth quarter of 2009, we began to see our year-over-year volume comparisons improve in our collection and disposal businesses.

The following provides further details associated with our period-to-period change in revenues.

Average yield

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

In both 2009 and 2008, the increases in revenues from yield were driven by our collection operations, which experienced substantial yield growth in all lines of business and in every geographic operating group, primarily as a result of our continued focus on pricing initiatives, including various fee increases. As discussed below, increased collection revenues due to pricing have been more than offset by revenue declines from lower collection volumes. However, increased revenue growth from yield on base business and a focus on controlling variable costs has consistently provided margin improvements in our collection line of business. In addition to the revenue growth from yield in the collection line of business, we experienced increases in revenues from yield at our landfills and our transfer stations due to our continued focus on pricing activities.

Revenues from our environmental fee, which are included in average yield on collection and disposal, increased by $37 million and $60 million for the years ended December 31, 2009 and 2008, respectively. Environmental fee revenues totaled $218 million for the year ended December 31, 2009 compared with $181 million in 2008 and $121 million in 2007.

Recycling commodities — For the first nine months of 2008, record high commodity prices favorably impacted our revenue growth. Then, during the fourth quarter of 2008, we saw a rapid decline in commodity prices due to a significant decrease in the demand for commodities both domestically and internationally. Commodity demand and prices continued to be weak in the first nine months of 2009 as compared with record-high commodity prices experienced through September of 2008. However, market prices for recyclable commodities are recovering and prices have increased significantly from the record lows experienced in late 2008 and early 2009. While commodity prices are still significantly less than the levels seen in 2007 and the first nine months of 2008, the current price recovery trend contributed to revenue growth in the fourth quarter of 2009 and is expected to contribute to revenue growth in the coming year.

Electricity — The changes in revenue from yield provided by our waste-to-energy business are largely due to fluctuations in rates charged for electricity under our power purchase contracts that generally correlate with natural gas prices in the markets where we operate. In 2009, we experienced a decline of $76 million in revenue from yield at our waste-to-energy facilities due to the falling electricity prices. During 2009, approximately 34% of the electricity revenue at our waste-to-energy facilities was subject to current market rates, which is an increase from 18% during 2008. Our waste-to-energy facilities’ exposure to market price volatility is increasing as more long-term contracts expire.

In 2008, we saw an increase of $24 million in revenue from yield provided by our waste-to-energy business. This increase was largely due to annual rate increases for electricity under long-term contracts and favorable energy market pricing.

Fuel surcharges and mandated fees — Revenue generated by our fuel surcharge program decreased by $328 million and increased by $189 million for the years ended December 31, 2009 and 2008, respectively. The fluctuation is directly attributable to the fluctuation in the crude oil index prices we use for our fuel surcharge program.

The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — Our collection business accounted for $622 million of the total volume decrease in 2009. Our industrial collection operations experienced the most significant revenue declines due to lower volumes primarily as a result of the continued slowdown in both residential and commercial construction activities across the United States. Our commercial and residential collection lines of business tend to be more recession resistant than our other lines of business. However, we still experienced some commercial and residential collection volume declines in 2009 that we attribute to the recessionary economic environment, as well as to pricing and competition.

In 2009, we also experienced a 16% decline in third-party revenue due to volume at our landfills. This decrease was most significant in our more economically sensitive special waste and construction and demolition waste streams, although municipal solid waste streams at our landfills have also decreased. Lower third-party volumes in our transfer station operations also caused revenue declines and can generally be attributed to economic conditions and the effects of pricing and competition. Lower volumes in our recycling operations caused declines in revenues of $74 million in 2009. These decreases are attributable to the drastic decline in the domestic and international demand for recyclables in late 2008. Demand for recyclable commodities has recovered throughout 2009, although it has yet to compare favorably to the levels we experienced in advance of the market shift in the fourth quarter of 2008.

In 2008, revenue declines due to lower volumes were driven by lower collection volumes and, to a lesser extent, lower transfer station and third-party disposal volumes. Declines in revenues from volumes in these lines of business were most significantly affected by (i) our focus on improving margins through increased pricing; and (ii) economic conditions, which particularly affected our industrial collection line of business. Revenue declines attributable to lower volumes also affected our recycling operations due to the rapid decline in demand for recyclable commodities experienced during the fourth quarter of 2008

Acquisitions and divestitures — Revenues increased $97 million and $117 million for the years ended December 31, 2009 and 2008, respectively, due to acquisitions, principally in the collection, transfer and recycling businesses, although we also made acquisitions starting in 2008 in our “Other” business as we focused on entering new, complementary lines of business. Divestitures accounted for decreased revenues of $37 million and $130 million for the years ended December 31, 2009 and 2008, respectively. These divestitures were primarily comprised of collection operations and, to a lesser extent, transfer station and recycling operations. Beginning in the second quarter of 2008, revenue growth from acquisitions exceeded revenue declines from divestitures, a trend we had not seen in over two years. This change reflects our shift in focus from divesting underperforming operations to acquiring businesses.

Operating Expenses

Our operating expenses include (i) labor and related benefits (excluding labor costs associated with maintenance and repairs discussed below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are affected by variables such as volumes, distance and fuel prices; (v) costs of goods sold, which are primarily the rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees and royalties; (viii) landfill operating costs, which include interest accretion on asset retirement and environmental remediation obligations, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include workers’ compensation and insurance and claim costs; and (x) other operating costs, which include, among other costs, equipment and facility rent and property taxes.

Our operating expenses decreased by $1,225 million, or 14.5% when comparing 2009 with 2008 and increased $64 million, or 0.8% when comparing 2008 with 2007. Operating expenses as a percentage of revenues were 61.4% in 2009, 63.2% in 2008 and 63.1% in 2007. The changes in our operating expenses during the years ended December 31, 2009 and 2008 can largely be attributed to the following:

Volume declines and divestitures — Throughout 2009 and 2008, we experienced volume declines as a result of (i) the economy; (ii) pricing and competition; and (iii) divestitures. We continue to manage our fixed costs and reduce our variable costs as we experience volume declines, and have achieved significant cost savings as a result. These cost decreases have benefited each of the operating cost categories identified in the table below.

Changes in market prices for recyclable commodities — Market prices for recyclable commodities declined sharply when comparing 2009 with 2008. This significant decrease in market prices was the driver of the decrease in cost of goods sold during 2009. Market prices for recyclable commodities climbed robustly through most of 2008, achieving levels during the first nine months of 2008 that had not been seen in several years. However, during the fourth quarter of 2008, the market prices and demand for recyclable commodities declined sharply. The resulting near-historic low prices and reduced demand carried into the first quarter of 2009 and, although prices have steadily increased during 2009, they remained significantly below prior-year levels throughout most of 2009.

Fuel price changes — Lower market prices for fuel caused decreases in both our direct fuel costs and our subcontractor costs for the year ended December 31, 2009. On average, diesel fuel prices decreased 35%, from $3.81 per gallon for 2008 to $2.46 per gallon for 2009. Diesel fuel prices varied significantly in 2008, reaching a record-high price of $4.76 per gallon in July and falling to a three-year low of $2.33 per gallon by the end of the year. On average, diesel fuel prices increased 32% in 2008 from $2.88 per gallon in 2007 to $3.81 per gallon.

Changes in risk-free interest rates — We recognized $35 million in favorable adjustments during 2009 compared with $33 million in unfavorable adjustments during 2008 and $8 million in unfavorable adjustments during 2007 due to changes in United States Treasury rates, which are used to estimate the present value of our environmental remediation obligations and recovery assets. Over the course of 2009, the discount rate we use increased from 2.25% to 3.75%. During 2008, the discount rate we use declined from 4.00% to 2.25%. During 2007, the discount rate we use declined from 4.75% to 4.00%. These adjustments have been reflected in the landfill operating costs category in the table below.

Canadian exchange rates — When comparing the average exchange rate for the years ended December 31, 2009 and 2008, the Canadian exchange rate weakened by 7%, which decreased our expenses in all operating cost categories. The weakening of the Canadian dollar decreased our total operating expenses by $40 million for 2009 as compared with 2008. Changes in currency exchange rates had very little impact when comparing the years ended December 31, 2008 and 2007.

Acquisitions and growth initiatives — In both 2009 and 2008, we have experienced cost increases attributable to recently acquired businesses and, to a lesser extent, our various growth and business development initiatives. These cost increases have affected each of the operating cost categories identified in the table below.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
	2009	Period Change		2008	Period Change		2007

Labor and related benefits	$2,260	$(160)	(6.6)%	$2,420	$8	0.3%	$2,412
Transfer and disposal costs	937	(111)	(10.6)	1,048	(100)	(8.7)	1,148
Maintenance and repairs	1,033	(41)	(3.8)	1,074	(5)	(0.5)	1,079
Subcontractor costs	700	(201)	(22.3)	901	(1)	(0.1)	902
Cost of goods sold	488	(324)	(39.9)	812	43	5.6	769
Fuel	414	(301)	(42.1)	715	134	23.1	581
Disposal and franchise fees and taxes	578	(30)	(4.9)	608	6	1.0	602
Landfill operating costs	222	(69)	(23.7)	291	30	11.5	261
Risk management	211	2	1.0	209	(8)	(3.7)	217
Other	398	10	2.6	388	(43)	(10.0)	431

	$7,241	$(1,225)	(14.5)%	$8,466	$64	0.8%	$8,402

The period-to-period changes for each category of operating expenses are discussed below.

Labor and related benefits —

•	When comparing 2009 with 2008, the cost declines were generally a result of (i) headcount and overtime reductions related to volume declines; (ii) effects of foreign currency translation; (iii) a benefit from the restructuring we initiated in January of 2009, although most of these savings are reflected in our selling, general and administrative expenses; and (iv) cost savings provided by our operational improvement initiatives. These cost savings have been offset, in part, by higher hourly wages due to merit increases; and (ii) increased accrued bonus expense as our performance against targets established by our annual incentive plans was stronger than it had been in 2008.

•	When comparing 2008 with 2007, wages increased due to annual merit adjustments, although these higher costs were more than offset by headcount reductions due to operational efficiencies and divestitures. We experienced additional overtime and other labor costs due to severe winter weather conditions during the first quarter of 2008 in our Midwest Group. Our accrued bonus expenses were lower in 2008 because our performance against targets established by our incentive plans was not as strong as it had been in 2007.

•	The comparability of our labor and related benefits costs for the periods presented has also been affected by costs incurred for the resolution of labor disputes with certain collective bargaining units. Such costs increased our 2009 expense by $9 million and our 2008 expense by $42 million. The costs incurred during 2009 and 2008 were primarily associated with the withdrawal of certain bargaining units from underfunded multi-employer pension plans.

Transfer and disposal costs — During 2009 and 2008, these cost decreases were a result of volume declines and our continued focus on reducing disposal costs associated with our third-party disposal volumes by improving internalization. The 2009 decrease was also partially due to foreign currency translation.

Maintenance and repairs — During 2009, these costs declined as a result of volume declines and various fleet initiatives that have favorably affected our maintenance, parts and supplies costs. These decreases have been offset partially by cost increases due to differences in the timing and scope of planned maintenance projects at our waste-to-energy and landfill gas-to-energy facilities.

Subcontractor costs — During 2009, these cost decreases are a result of volume declines, a significant decrease in diesel fuel prices and the effects of foreign currency translation.

Cost of goods sold — The 2009 and 2008 cost changes are principally due to changes in the recycling commodity rebates we pay to our customers as a result of changes in market prices for recyclable commodities discussed above and volume declines.

Fuel — The cost changes for 2009 and 2008 are a result of changes in market prices for diesel fuel discussed above and volume declines.

Disposal and franchise fees and taxes — These cost decreases are principally a result of volume declines, although the comparability of the periods presented is also affected by the favorable resolution of a disposal tax matter in our Eastern Group, which reduced these expenses by $18 million during 2007 and $3 million during 2008.

Landfill operating costs — The changes in this category for the years presented was primarily driven by the changes in U.S. Treasury rates used to estimate the present value of our environmental remediation obligations and recovery assets. The impacts of these rate changes are discussed above.

Risk management — Our consistent risk management costs reflect the success we have had over the last several years in managing these costs, which can be primarily attributed to our continued focus on safety and reduced accident and injury rates. For 2008, the decrease in expense was largely associated with reduced actuarial projections of workers’ compensation costs and reduced auto and general liability claims for current claim periods.

Other — The comparison of these costs has been significantly affected by the following:

•	In 2009, we had a significant increase in the property taxes assessed for one of our waste-to-energy facilities.

•	In 2008 and 2007, we had relatively higher gains recognized on the sales of assets due to our focus on identifying and selling under-utilized assets in order to increase our efficiency.

•	In 2007, our Western Group incurred “Other” operating expenses of $33 million for security, labor, lodging, travel and other costs incurred as a result of labor disruptions in Oakland and Los Angeles, California.

•	In 2007, we incurred $21 million of lease termination costs associated with the purchase of one of our independent power production plants that had previously been operated through a lease agreement.

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

The following table summarizes the major components of our selling, general and administrative expenses for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
	2009	Period Change		2008	Period Change		2007

Labor and related benefits	$775	$(78)	(9.1)%	$853	$18	2.2%	$835
Professional fees	167	(1)	(0.6)	168	8	5.0	160
Provision for bad debts	54	(3)	(5.3)	57	8	16.3	49
Other	368	(31)	(7.8)	399	11	2.8	388

	$1,364	$(113)	(7.7)%	$1,477	$45	3.1%	$1,432

Significant changes in our selling, general, and administrative expenses during the reported periods are as summarized below:

Labor and related benefits — In 2009, our labor and related benefits costs have declined because we have been realizing benefits associated with our January 2009 restructuring The comparability of our labor and related benefits expenses in 2009 has also been affected by a significant decrease in non-cash compensation costs associated with the equity-based compensation provided for by our long-term incentive plans as a result of (i) a decline in the grant-date fair value of our equity awards; (ii) lower performance against established targets for certain awards than in the prior year; and (iii) the reversal of all compensation costs previously recognized for our 2008 performance share units based on a determination that it is no longer probable that the targets established for that award will be met. This decrease in non-cash compensation costs was offset, in part, by higher costs associated with our salary deferral plan, the costs of which are directly affected by equity-market conditions. Additionally, contract labor costs incurred for various Corporate support functions were lower during 2009 than in 2008.

The 2008 increase in labor and related benefits costs was primarily attributable to (i) higher salaries and hourly wages due to merit increases; (ii) higher compensation costs due to an increase in headcount driven by an increase in the size of our sales force and our focus on our people and business development initiatives; and (iii) higher non-cash compensation costs associated with the equity-based compensation provided for by our long-term incentive plans. Additionally, we also experienced higher insurance and benefit costs. These increases were offset partially by lower bonus expenses accrued in 2008 because our performance against targets established by our incentive plan was not as strong as it had been in 2007.

Professional fees — In 2009, we experienced a slight decrease in professional fees due primarily to lower consulting fees related to our various strategic initiatives as compared with 2008. This decrease was largely offset by higher legal fees and expenses in 2009.

In 2008, our professional fees increased year-over-year due to legal and consulting costs we incurred related to (i) the support of a proposed acquisition in 2008; and (ii) our business development initiatives. These increases were partially offset by lower consulting costs in 2008 related to various strategic initiatives during 2007, including the support and development of the SAP waste and recycling revenue management system, which we discontinued development of in early 2008.

Provision for bad debts — The $3 million decline in our provision for bad debts in 2009 can be generally attributed to (i) the decrease in our revenues and accounts receivable due to current economic conditions and market factors; and (ii) our continued focus on the management and collection of our receivables. However, in 2008, our provision for bad debts increased $8 million as the effects of the weakened economy increased collection risks associated with certain customers.

Other — During 2009, our costs associated with advertising, meetings, seminars, and travel and entertainment declined as a result of our increased efforts to reduce controllable spending. These lower costs were due in part to the recent restructuring. This decline was offset partially by higher legal expenses. In 2008, we were focusing on our sales, marketing and other initiatives and identifying new customers, which resulted in increases in our advertising costs and travel and entertainment.

Depreciation and Amortization

Depreciation and amortization includes (i) depreciation of property and equipment, including assets recorded for capital leases, on a straight-line basis from three to 50 years; (ii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction and asset retirement costs arising from closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the estimated remaining permitted and expansion capacity of a site; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; and (iv) amortization of intangible assets with a definite life, either using a 150% declining balance approach or a straight-line basis over the definitive terms of the related agreements, which are generally from two to ten years depending on the type of asset.

The following table summarizes the components of our depreciation and amortization costs for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2009	Change		2008	Change		2007

Depreciation of tangible property and equipment	$779	$(6)	(0.8)%	$785	$(11)	(1.4)%	$796
Amortization of landfill airspace	358	(71)	(16.6)	429	(11)	(2.5)	440
Amortization of intangible assets	29	5	20.8	24	1	4.3	23

	$1,166	$(72)	(5.8)%	$1,238	$(21)	(1.7)%	$1,259

In both 2009 and 2008, the decrease in depreciation of tangible property and equipment is largely due to (i) components of enterprise-wide software becoming fully-depreciated; and (ii) our focus on retiring or selling under-utilized assets.

The decrease in amortization of landfill airspace expense in 2009 and 2008 is largely due to volume declines as a result of (i) the slowdown in the economy; (ii) our pricing program and competition, both of which have significantly reduced our collection volumes; and (iii) the re-direction of waste to third-party disposal facilities in certain regions due to either the closure of our own landfills or the current capacity constraints of landfills where we are working on procuring an expansion permit. The comparability of our amortization of landfill airspace for the years ended December 31, 2009, 2008, and 2007 has also been affected by adjustments recorded in each year for changes in estimates related to our final capping, closure and post-closure obligations. During the years ended December 31, 2009, 2008 and 2007, landfill amortization expense was reduced by $14 million, $3 million and $17 million, respectively, for the effects of these changes in estimates. In each year, the majority of the reduced expense resulting from the revised estimates was associated with final capping changes that were generally the result of (i) concerted efforts to improve the operating efficiencies of our landfills and volume declines, both of which have allowed us to delay spending for final capping activities; (ii) effectively managing the cost of final capping material and construction; or (iii) landfill expansions that resulted in reduced or deferred final capping costs.

Restructuring

In January 2009, we took steps to further streamline our organization by (i) consolidating our Market Areas; (ii) integrating the management of our recycling operations with our other solid waste business; and (iii) realigning our Corporate organization with this new structure in order to provide support functions more efficiently.

Our principal operations are managed through our Groups. Each of our four geographic Groups had been further divided into 45 Market Areas. As a result of our restructuring, the Market Areas were consolidated into 25 Areas. We found that our larger Market Areas generally were able to achieve efficiencies through economies of scale that were not present in our smaller Market Areas, and this reorganization has allowed us to lower costs and to continue to standardize processes and improve productivity. In addition, during the first quarter of 2009, responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities was transferred from our Waste Management Recycle America, or WMRA, organization to our four geographic Groups. By integrating the management of our recycling facilities’ operations with our other solid waste business, we are able to more efficiently provide comprehensive environmental solutions to our customers. In addition, as a result of this realignment, we have significantly reduced the overhead costs associated with managing this portion of our business and have increased the geographic Groups’ focus on maximizing the profitability and return on invested capital of our business on an integrated basis.

This restructuring eliminated over 1,500 employee positions throughout the Company. During 2009, we recognized $50 million of pre-tax charges associated with this restructuring, of which $41 million were related to employee severance and benefit costs. The remaining charges were primarily related to lease obligations that we will continue to incur over the remaining lease term for certain operating lease agreements.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2009	2008	2007

(Income) expense from divestitures (including held-for-sale impairments)	$—	$(33)	$(59)
Asset impairments (excluding held-for-sale impairments)	83	4	12

	$83	$(29)	$(47)

(Income) expense from divestitures (including held-for-sale impairments) — The net gains from divestitures during 2008 and 2007 were a result of our focus on selling underperforming businesses. In 2008, these gains were primarily related to the divestiture of underperforming collection operations in our Southern Group; and in 2007, the gains were related to the divestiture of underperforming collection, transfer and recycling operations in our Eastern, Western and Southern Groups.

Asset impairments (excluding held-for-sale impairments) — Through December 31, 2008, we had capitalized $70 million of accumulated costs associated with the development of our waste and recycling revenue management system. A significant portion of these costs was specifically associated with the purchase of the license of SAP’s waste and recycling revenue management software and the efforts required to develop and configure that software for our use. After a failed pilot implementation of the software in one of our smallest Market Areas, the development efforts associated with the SAP revenue management system were suspended in 2007. As disclosed in Note 11 to the Consolidated Financial Statements, in March 2008, we filed suit against SAP and are currently scheduled for trial in May 2010.

During 2009, we determined to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of a revenue management system that would include the licensed SAP software. Accordingly, after careful consideration of the failures of the SAP software, we determined to abandon any alternative that would include the use of the SAP software. The determination to abandon the SAP software as our revenue management system resulted in a non-cash charge of $51 million, $49 million of which was recognized during the first quarter of 2009 and $2 million of which was recognized during the fourth quarter of 2009.

We recognized an additional $32 million of impairment charges during 2009, $27 million of which was recognized by the West Group during the fourth quarter of 2009 to fully impair a landfill in California as a result of a change in our expectations for the future operations of the landfill. The remaining impairment charges were primarily attributable to a charge required to write down our investments in certain portable self-storage operations to their fair value as a result of our acquisition of a controlling financial interest in those operations.

During 2008, we recognized a $4 million impairment charge, primarily as a result of a decision to close a landfill in our Southern Group. During 2007, we recognized $12 million in impairment charges related to two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to the volumes for the second landfill.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2009	Change		2008	Change		2007

Reportable segments:
Eastern	$483	$(40)	(7.6)%	$523	$(27)	(4.9)%	$550
Midwest	450	(25)	(5.3)	475	(49)	(9.4)	524
Southern	768	(104)	(11.9)	872	46	5.6	826
Western	521	(91)	(14.9)	612	(6)	(1.0)	618
Wheelabrator	235	(88)	(27.2)	323	31	10.6	292
Other	(136)	(76)	*	(60)	(22)	*	(38)
Corporate and other	(434)	77	(15.1)	(511)	7	(1.4)	(518)

Total	$1,887	$(347)	(15.5)%	$2,234	$(20)	(0.9)%	$2,254

*	Percentage change does not provide a meaningful comparison.

Reportable segments — The most significant items affecting the results of operations of our four geographic Groups during the three-year period ended December 31, 2009 are summarized below:

•	During 2009 and 2008, each Group experienced declines in revenues due to lower volumes, resulting in decreased income from operations. The volume declines were generally the result of the significant downturn in the overall economic environment, particularly in our industrial collection line of business, which has been affected by the sharp decline in residential and commercial construction across the United States.

•	Significantly lower recycling commodity prices in 2009 as compared with 2008 had an unfavorable effect on each of the four geographic Group’s results. During the fourth quarter of 2008, commodity prices dropped sharply from the prices we experienced throughout 2007 and the first nine months of 2008. This decline was a result of a significant decrease in the demand for commodities both domestically and internationally. The resulting near-historic low prices and reduced demand carried into 2009 and, although prices have steadily recovered, they remained significantly below the levels of the prior two years. When comparing 2008 to 2007, the significant decline in commodity prices that occurred during the fourth quarter of 2008 resulted in operating losses that more than offset the increases in operating income generated during the first nine months of 2008.

•	During 2009, we recorded $50 million of charges associated with our January 2009 restructuring. During 2008 and 2007, we recorded restructuring charges of $2 million and $10 million, respectively. Refer to Note 12 of our Consolidated Financial Statements for information related to the impact of these charges on each of our reportable segments.

The negative impact of these factors has been partially offset by the favorable effects of (i) increased revenue growth from yield on our collection and disposal business as a result of our pricing strategies, particularly in our collection operations; and (ii) cost savings attributed to our January 2009 restructuring, our continued focus on controlling costs through operating efficiencies, and our increased focus on reducing controllable selling, general and administrative expenses, particularly for travel and entertainment during 2009.

Other significant items affecting the comparability of each Groups’ results of operations for years ended December 31, 2009, 2008 and 2007 are summarized below:

Eastern — During 2009, the Group recognized (i) an $18 million increase in revenues and income from operations associated with an oil and gas lease at one of our landfills; and (ii) a $9 million charge related to bargaining unit employees in New Jersey agreeing to our proposal to withdraw them from an underfunded, multi-employer pension fund. During 2008, the Group’s operating income was negatively affected by a

$14 million charge related to the withdrawal of certain collective bargaining units from underfunded multi-employer pension plans. The Group’s operating income for 2007 was favorably affected by (i) net divestiture gains of $33 million; and (ii) an $18 million decrease in disposal fees and taxes due to the favorable resolution of a disposal tax matter.

Midwest — During 2009, the Group’s operating results were favorably affected by a $10 million reduction in landfill amortization expense as a result of changes in certain estimates related to final capping, closure and post-closure obligations. The Group’s 2008 operating results were negatively affected by $44 million of additional operating expenses primarily incurred as a result of a labor dispute in Milwaukee, Wisconsin. Included in the labor dispute expenses are $32 million in charges related to the withdrawal of certain of the Group’s bargaining units from underfunded multi-employer pension plans. In addition, the Group experienced unfavorable weather conditions in the first quarter of 2008.

Additionally, when comparing the average exchange rate for 2009 with 2008, the Canadian exchange rate weakened by 7%, which decreased the Group’s income from operations. The effects of foreign currency translation were the most significant to this Group because substantially all of our Canadian operations are managed by our Midwest organization. Changes in foreign currency exchange rates did not have a significant impact on the comparison of 2008 with 2007.

Southern — During 2008, the Group’s operating income was favorably affected by $29 million of divestiture gains, offset, in part, by a $3 million landfill impairment charge. During 2007, the Group recorded $12 million of impairment charges attributable to two of its landfills. These charges were largely offset by gains on divestitures of $11 million.

Western — The Group’s 2009 income from operations includes the recognition of an impairment charge of $27 million as a result of a change in expectations for the future operations of a landfill in California, which was offset, in part, by the recognition of a $6 million gain associated with the sale of water rights at a landfill. During 2008, the Group recognized a $6 million gain primarily related to the sale of surplus real estate. In 2007, labor disputes negatively affected the Group’s operating results by $37 million, principally as a result of “Operating” expenses incurred for security, deployment and lodging costs for replacement workers. Gains on divestitures of operations were $16 million for 2007.

Wheelabrator — The comparability of the Group’s 2009 income from operations with the prior years has been significantly affected by (i) a decline in market prices for electricity, which had a more significant impact on the Group’s results in 2009 due to the expiration of several long-term energy contracts and short-term pricing arrangements; (ii) an increase in costs for international and domestic business development activities; and (iii) an increase in “Operating” expenses of $11 million as a result of a significant increase in the property taxes assessed for one of our waste-to-energy facilities. Exposure to current electricity market prices increased from 18% of total electricity production in 2008 to 34% in 2009. The Group’s exposure to current electricity market price volatility is expected to continue to grow to about 50% by the end of 2010 as several long-term contracts are set to expire next year. The Group’s 2008 operating results were favorably affected by increases in market rates for energy during the second half of 2008, while the Group’s 2007 operating results were unfavorably affected by a $21 million charge for the early termination of a lease agreement. The early termination was due to the Group’s purchase of an independent power production plant that it had previously operated through a lease agreement.

Significant items affecting the comparability of the remaining components of our results of operations for the years ended December 31, 2009, 2008 and 2007 are summarized below:

Other — The unfavorable change in 2009 operating results compared with 2008 is largely due to (i) the effect that the previously discussed lower recycling commodity prices had on our recycling brokerage activities; (ii) an increase in costs being incurred to support the identification and development of new lines of business that will complement our core business; (iii) the unfavorable impact lower energy prices during 2009 had on our landfill-gas-to-energy operations; and (iv) certain year-end adjustments recorded in consolidation related to our reportable segments that were not included in the measure of segment income from operations used to assess their performance for the periods disclosed.

The unfavorable change in operating results in 2008 when compared with 2007 is the result of (i) the unfavorable effect that the previously discussed fourth quarter of 2008 sharp drop in recycling commodity prices had on our recycling brokerage activities; and (ii) costs being incurred to support our increased focus on the identification and development of new lines of business that will complement our core business.

Corporate and Other — Significant items affecting the comparability of expenses for the periods presented include:

•	the recognition of $34 million of favorable adjustments during 2009 by our closed sites management group due to increases in U.S. Treasury rates used to estimate the present value of our environmental remediation obligations and environmental remediation recovery assets, while in 2008 and 2007, the same group recognized charges to landfill operating costs of $32 million and $8 million, respectively, due to declines in U.S. Treasury rates during those periods;

•	a significant decline in “Selling, general and administrative” expenses in 2009 resulting from workforce reductions associated with the January 2009 restructuring, increased efforts to reduce our controllable spending and lower equity compensation costs;

•	$51 million of non-cash abandonment charges recognized during 2009 associated with the determination that we would not pursue alternatives associated with the development and implementation of a revenue management system that would include the licensed SAP software;

•	2008 cost decreases attributable to lower risk management expenses due to reduced actuarial projections of claim losses for workers’ compensation and auto and general liability claims and lower bonus expense due to relatively weak performance against established targets offset, in part, by costs incurred for a proposed acquisition;

•	restructuring charges of $9 million in 2009 and $6 million in 2007; and

•	employee healthcare coverage expenses in the third quarter of 2007 due to unusually high claims activity.

Interest Income and Expense — Our interest expense was $426 million in 2009, $455 million in 2008, and $521 million in 2007. Interest income was $13 million in 2009, $19 million in 2008, and $47 million in 2007. The decreases in interest income and expense for the periods presented are primarily attributable to significant declines in market interest rates.

Interest expense — Lower market interest rates have increased the benefits to interest expense provided by our active interest rate swap agreements and reduced the interest expense associated with our tax-exempt bonds and our Canadian Credit Facility. The impacts of each of these items on our interest expense for the years ended December 31, 2009, 2008 and 2007 are summarized below:

Interest rate swaps — We use interest rate swaps to manage our exposure to changes in market interest rates. The impacts to interest expense of our interest rate swaps are primarily related to (i) net periodic settlements of current interest on our active interest rate swaps and (ii) the amortization of previously terminated interest rate swap agreements as adjustments to interest expense. The following table summarizes the impact of periodic settlements of active swap agreements and the impact of terminated swap agreements on our results of operations (in millions):

(Increase) Decrease to Interest Expense Due to Hedge	Years Ended December 31,
Accounting for Interest Rate Swaps	2009	2008	2007

Periodic settlements of active swap agreements(a)	$46	$8	$(48)
Terminated swap agreements(b)	19	42	37

	$65	$50	$(11)

(a)	These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations are based on a spread from the three-month LIBOR. Three-month LIBOR rates have varied significantly during the reported periods. During

2007, the three-month LIBOR exceeded 5.0% for most of the year, while during 2008 the rate was as high as 4.8% and as low as 1.4% and during 2009 rates were consistently below 1.0% for most of the year.

(b)	The amortization to interest expense of terminated swap agreements has decreased due to the maturity of certain previously hedged senior notes. In addition, in 2008, this amount included a $10 million net reduction in interest expense associated with the early retirement of $244 million of 8.75% senior notes. At December 31, 2009, $18 million (on a pre-tax basis) of the carrying value of debt associated with terminated swap agreements is scheduled to be reclassified as a reduction to interest expense over the next twelve months.

Tax-exempt bonds — Certain of our tax-exempt bonds are subject to remarketing processes that result in periodic adjustments to the interest rates of the bonds. As of December 31, 2009, $817 million of our tax-exempt bonds are “variable-rate” instruments and re-price on either a daily or weekly basis. We also have tax-exempt bonds with term interest rate periods that end before the bonds’ scheduled maturities and $387 million of these bonds were re-priced during 2009. These remarketing processes have significantly reduced the weighted average interest rates of our tax-exempt bonds, which decreased from 4.5% at December 31, 2007 to 4.0% at December 31, 2008 and 3.4% at December 31, 2009.

Canadian credit facility — Borrowings outstanding under our Canadian Credit Facility have short-term maturities, but are generally renewed at maturity under the terms of the facility, which results in the effective interest rates of the borrowings being reset to reflect current market interest rates. The weighted average interest rates of borrowings outstanding under our Canadian Credit Facility have decreased from 5.3% as of December 31, 2007 to 3.3% as of December 31, 2008 and 1.3% at December 31, 2009.

In the fourth quarter of 2009, the Company issued an additional $600 million of senior notes, which mature in 2039 and have a coupon rate of 6.125%. This debt issuance is expected to increase our average debt balances and our interest expense in 2010 as we currently expect to use the proceeds from the issuance to make various acquisitions and investments, rather than as a source for the repayment of existing debt. As of December 31, 2009, the Company’s debt-to-total capital ratio was 57.4%, which continues to be consistent with our targeted long-term debt-to-total capitalization of up to 60%.

Interest income — When comparing 2009 with 2008, the decrease in interest income is generally related to the decline in market interest rates, offset, in part, by an increase in our cash and cash equivalents balances throughout the year. As of December 31, 2009, our cash and cash equivalents balances exceeded $1 billion, due in large part to our $600 million issuance of senior notes during the fourth quarter 2009. We currently expect to utilize a significant portion of these funds for investments and acquisitions in the first half of 2010, including our anticipated purchase of a 40% equity investment in Shanghai Environment Group, which is discussed in Note 11 of our Consolidated Financial Statements, and additional investments in our waste-to-energy and solid waste businesses.

When comparing 2008 with 2007, the decrease in interest income is primarily due to (i) significant declines in market interest rates; (ii) the recognition of $7 million in interest income during the first quarter of 2007 for the favorable resolution of a disposal tax matter in our Eastern Group; and (iii) a decrease in our average cash and investment balances.

Equity in Net Losses of Unconsolidated Entities — During 2007, our “Equity in net losses of unconsolidated entities” was primarily related to our equity interests in two coal-based synthetic fuel production facilities. The equity losses generated by the facilities were offset by the tax benefits realized as a result of these investments as discussed below within Provision for income taxes.

Provision for Income Taxes — We recorded provisions for income taxes of $413 million in 2009, $669 million in 2008 and $540 million in 2007. These tax provisions resulted in an effective income tax rate of approximately 28.1%, 37.2% and 30.9% for each of the three years, respectively. At current income levels, we expect that our 2010 recurring effective tax rate will be approximately 38%. The comparability of our reported income taxes for the years ended December 31, 2009, 2008 and 2007 is primarily affected by (i) variations in our income before taxes; (ii) the utilization of capital loss carry-back; (iii) the realization of state net operating loss and credit carry-forwards; (iv) changes in effective state and Canadian statutory tax rates; (v) differences in the impacts of tax audit settlements; and (vi) the impact of non-conventional fuel tax credits, which expired at the end of 2007. The impacts of these items are summarized below:

•	Utilization of capital loss carry-back — During 2009, we generated a capital loss from the liquidation of a foreign subsidiary and determined that the capital loss could be utilized to offset capital gains from prior years (specifically 2006 and 2007). The utilization of this capital loss resulted in a reduction to our 2009 “Provision for income taxes” of $65 million, representing a 4.4 percentage point reduction in our effective tax rate.

•	State net operating loss and credit carry-forwards — During 2009 and 2008, we realized state net operating loss and credit carry-forwards by reducing related valuation allowances, resulting in a reduction to our “Provision for income taxes” for those periods of $35 million and $3 million, respectively. No corresponding benefit was recognized in 2007.

•	Canadian and state effective tax rates — During 2009, the provincial tax rates in Ontario were reduced, which resulted in a $13 million tax benefit as a result of the revaluation of the related deferred tax balances. During 2007, the Canadian federal government enacted tax rate reductions, which resulted in a $30 million tax benefit for the revaluation of the related deferred tax balances. We did not have any comparable adjustments to Canadian rates during 2008. During 2009, our current state tax rate increased from 6.0% to 6.25% and our deferred state tax rate increased from 5.5% to 5.75%. During 2008, our current state tax rate increased from 5.5% to 6.0%. The increases in these rates was primarily due to changes in state law.

•	Tax audit settlements — Excluding the effects of interest income, the settlement of various tax audits resulted in reductions in income tax expense of $11 million for the year ended December 31, 2009, $26 million for the year ended December 31, 2008 and $40 million for the year ended December 31, 2007.

•	Non-conventional fuel tax credits — Through December 31, 2007, non-conventional fuel tax credits were derived from our landfills and our investments in two coal-based, synthetic fuel production facilities. Our income taxes for the year ended December 31, 2007 included $50 million of non-conventional fuel tax credits. These tax credits resulted in a 2.9 percentage point reduction in our effective tax rate for the year ended December 31, 2007. Non-conventional fuel tax credits expired at the end of 2007.

Noncontrolling Interests — Net income attributable to noncontrolling interests was $66 million in 2009, $41 million in 2008 and $46 million in 2007. In each period, these amounts have been principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator Group. The profitability of one of the LLCs has improved in 2009 as a result of an increase in the rentals paid by Wheelabrator to the LLC for the lease of one of the facilities. We have consolidated these variable interest entities since 2003 because we have determined that we are the primary beneficiary for accounting purposes. We are in the process of reconsidering our consolidation of the LLCs as a result of revised authoritative guidance associated with the consolidation of variable interest entities. Additional information related to these investments is included in Note 20 to the Consolidated Financial Statements.

The comparison of these amounts for the reported periods has also been affected by significant adjustments recognized in consolidated operating expenses for changes in the present value of our environmental remediation obligations and recovery assets as a result of changes in the U.S. Treasury rates used to measure these balances.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 268 solid waste and five hazardous waste landfills at December 31, 2009 and we owned or operated 267 solid waste and six hazardous waste landfills at December 31, 2008. At December 31, 2009 and

2008, the expected remaining capacity, in cubic yards and tonnage of waste that can be accepted at our owned or operated landfills, is shown below (in millions):

	December 31, 2009			December 31, 2008
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Remaining cubic yards	4,546	739	5,285	4,456	816	5,272
Remaining tonnage	4,075	726	4,801	3,979	794	4,773

Based on remaining permitted airspace as of December 31, 2009 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 35 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion permit. We are seeking expansion permits at 39 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions section above. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 41 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills we own or operate as of December 31, 2009, segregated by their estimated operating lives (in years), based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	0 to 5	6 to 10	11 to 20	21 to 40	41+	Total

Owned	14	11	37	68	81	211
Operated through lease(a)	5	4	5	5	7	26
Operating contracts(b)	12	5	10	5	4	36

Total landfills	31	20	52	78	92	273

(a)	From an operating perspective, landfills we operate through lease agreements are similar to landfills we own because we own the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill. We are usually responsible for the closure and post-closure obligations of the landfills we lease.

(b)	For operating contracts, the property owner owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. The property owner is generally responsible for closure and post-closure obligations under our operating contracts.

The following table reflects landfill capacity and airspace changes, as measured in tons of waste, for landfills owned or operated by us during the years ended December 31, 2009 and 2008 (in millions):

	December 31, 2009			December 31, 2008
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Balance, beginning of year	3,979	794	4,773	3,787	893	4,680
Acquisitions, divestitures, newly permitted landfills and closures	33	—	33	20	15	35
Changes in expansions pursued(a)	—	83	83	—	94	94
Expansion permits granted(b)	129	(129)	—	228	(228)	—
Airspace consumed	(92)	—	(92)	(107)	—	(107)
Changes in engineering estimates and other(c)	26	(22)	4	51	20	71

Balance, end of year	4,075	726	4,801	3,979	794	4,773

(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted; and (iv) decreases due to decisions to no longer pursue expansion permits.

(b)	We received expansion permits at ten of our landfills during 2009 and 28 of our landfills during 2008, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal capacity of our existing landfills.

(c)	Changes in engineering estimates can result in changes to the estimated available remaining capacity of a landfill or changes in the utilization of such landfill capacity, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate; and operating practices. We continually focus on improving the utilization of airspace through efforts that include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials; and increasing initial compaction through improved landfill equipment, operations and training.

The tons received at our landfills in 2009 and 2008 are shown below (in thousands):

	2009					2008
	# of		Total		Tons	# of	Total		Tons
	Sites		Tons		per Day	Sites	Tons		per Day

Solid waste landfills	268	(a)	91,901		337	267	106,731		391
Hazardous waste landfills	5		1,026		4	6	1,384		5

	273		92,927		341	273	108,115		396

Solid waste landfills closed or divested during related year	4		328			9	882

			93,255	(b)			108,997	(b)

(a)	In 2009, we acquired 3 landfills, closed 4 landfills and resumed operations at one landfill that we had previously closed.

(b)	These amounts include 1.5 million tons at December 31, 2009 and 2.0 million tons at December 31, 2008 that were received at our landfills but were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate receives certification of closure from the applicable regulatory agency, we generally transfer the management of the site, including any remediation activities, to our closed sites management group. As of December 31, 2009, our closed sites management group manages 201 closed landfills.

Landfill Assets — We capitalize various costs that we incur to ready a landfill to accept waste. These costs generally include expenditures for land (including the landfill footprint and required landfill buffer property), permitting, excavation, liner material and installation, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, and on-site road construction and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill final capping, closure and post-closure activities, which are discussed further below.

The following table reflects the total cost basis of our landfill assets and accumulated landfill airspace amortization as of December 31, 2009 and 2008, and summarizes significant changes in these amounts during 2009 (in millions):

		Accumulated
	Cost Basis of	Landfill Airspace
	Landfill Assets	Amortization	Landfill Assets

December 31, 2008	$11,716	$(6,053)	$5,663
Capital additions	380	—	380
Asset retirement obligations incurred and capitalized	39	—	39
Acquisitions	35	—	35
Amortization of landfill airspace	—	(358)	(358)
Foreign currency translation	169	(45)	124
Asset retirements and other adjustments	(38)	8	(30)

December 31, 2009	$12,301	$(6,448)	$5,853

As of December 31, 2009, we estimate that we will spend approximately $500 million in 2010, and approximately $1 billion in 2011 and 2012 combined for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

Landfill and Environmental Remediation Liabilities — As we accept waste at our landfills, we incur significant asset retirement obligations, which include liabilities associated with landfill final capping, closure and post-closure activities. These liabilities are accounted for in accordance with authoritative guidance associated with accounting for asset retirement obligations, and are discussed in Note 3 of our Consolidated Financial Statements. We also have liabilities for the remediation of properties that have incurred environmental damage, which generally was caused by operations or for damage caused by conditions that existed before we acquired operations or a site. We recognize environmental remediation liabilities when we determine that the liability is probable and the estimated cost for the likely remedy can be reasonably estimated.

The following table reflects our landfill liabilities and our environmental remediation liabilities as of December 31, 2009 and 2008, and summarizes significant changes in these amounts during 2009 (in millions):

		Environmental
	Landfill	Remediation

December 31, 2008	$1,218	$299
Obligations incurred and capitalized	39	—
Obligations settled	(80)	(43)
Interest accretion	80	6
Revisions in cost estimates and interest rate assumptions	5	(7)
Acquisitions, divestitures and other adjustments	5	1

December 31, 2009	$1,267	$256

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

	Years Ended December 31,
	2009	2008	2007

Interest accretion on landfill liabilities	$80	$77	$74
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	(30)	41	17
Leachate and methane collection and treatment	69	69	59
Landfill remediation costs	23	17	17
Other landfill site costs	80	87	94

Total landfill operating costs	$222	$291	$261

The comparison of these costs for the reported periods has been most significantly affected by accounting for changes in the risk-free discount rate that we use to estimate the present value of our environmental remediation liabilities and environmental remediation recovery assets, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted-average period until settlement of the underlying obligations. Additionally, in 2009 and 2008, our leachate collection costs were higher in certain of our geographic Groups than they had been in 2007, primarily due to increased precipitation in the affected regions.

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

The following table calculates our landfill airspace amortization expense on a per ton basis:

	Years Ended December 31,
	2009	2008	2007

Amortization of landfill airspace (in millions)	$358	$429	$440
Tons received, net of redirected waste (in millions)	92	107	114
Average landfill airspace amortization expense per ton	$3.90	$4.01	$3.86

Different per ton amortization rates are applied at each of our 273 landfills, and per ton amortization rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities; and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace amortization expense measured on a per ton basis can fluctuate due to changes in the mix of volumes we receive across the Company year-over-year. The comparability of our total Company average landfill airspace amortization expense per ton for the years ended December 31, 2009, 2008 and 2007 has also been affected by the recognition of reductions to amortization expense for changes in our estimates related to our final capping, closure and post-closure obligations. Landfill amortization expense was reduced by $14 million in 2009, $3 million in 2008 and $17 million in 2007, for the effects of these changes in estimates. In each year, the majority of the reduced expense resulted from revisions in the estimated timing or cost of final capping events that were generally the result of (i) concerted efforts to improve the operating efficiencies of our landfills and volume declines, both of which have allowed us to delay spending for final capping activities; (ii) effectively managing the cost of final capping material and construction; or (iii) landfill expansions that resulted in reduced or deferred final capping costs.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet and landfill equipment; (iii) construction, refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; (v) capping, closure and post-closure activities at our landfills; (vi) repaying debt and discharging other obligations; and (vii) investments in acquisitions that we believe will be accretive and provide continued growth in our business. We also are committed to providing our shareholders with a return on their investment through our capital allocation program that provides for dividend payments, share repurchases and investments in acquisitions that we believe will be accretive and provide continued growth in our business.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of December 31, 2009 and December 31, 2008 (in millions):

	2009	2008

Cash and cash equivalents	$1,140	$480

Restricted trust and escrow accounts:
Tax-exempt bond funds	$65	$123
Closure, post-closure and environmental remediation funds	231	213
Debt service funds	—	35
Other	10	10

Total restricted trust and escrow accounts	$306	$381

Debt:
Current portion	$749	$835
Long-term portion	8,124	7,491

Total debt	$8,873	$8,326

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$91	$150

Cash and cash equivalents — Cash and cash equivalents consist primarily of cash on deposit and money market funds that invest in U.S. government obligations, all of which have original maturities of three months or less. The year-over-year increase in our cash balances is largely attributable to our November 2009 senior note issuance, which is discussed below. We intend to use a significant portion of the proceeds of this debt issuance to fund investments and acquisitions during the first half of 2010, including our anticipated purchase of a 40% equity investment in Shanghai Environment Group, which is discussed in Note 11 of our Consolidated Financial Statements, as well as additional investments in our waste-to-energy and solid waste businesses. Pending application of the offering proceeds as described, we have temporarily invested the proceeds in money market funds, which are reflected as cash equivalents in our December 31, 2009 Consolidated Balance Sheet.

Restricted trust and escrow accounts — Restricted trust and escrow accounts consist primarily of (i) funds deposited for purposes of settling landfill closure, post-closure and environmental remediation obligations; and (ii) funds received from the issuance of tax-exempt bonds held in trust for the construction of various projects or facilities. These balances are primarily included within long-term “Other assets” in our Consolidated Balance Sheets.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but also use other instruments and facilities when appropriate. The components of our long-term borrowings as of December 31, 2009 are described in Note 7 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2008 to December 31, 2009 can primarily be attributed to (i) $1,749 million of cash borrowings, including $793 million in net proceeds from the February 2009 issuance of $800 million of senior notes and $592 million in net proceeds from the November 2009 issuance of $600 million of senior notes; (ii) the cash repayment of $1,335 million of outstanding borrowings; (iii) proceeds from tax-exempt borrowings of $130 million; (iv) a $59 million decrease in the carrying value of our debt due to hedge accounting for interest rate swaps; (v) a $40 million increase in the carrying value of our debt due to foreign currency translation; and (vi) the impacts of accounting for other non-cash changes in our debt balances due to acquisitions, interest accretion and capital leases.

As of December 31, 2009, we had (i) $998 million of debt maturing within twelve months, consisting primarily of U.S.$255 million under our Canadian credit facility and $600 million of 7.375% senior notes that mature in

August 2010; and (ii) $767 million of fixed-rate tax-exempt borrowings subject to re-pricing within the next twelve months. The amount reported as the current portion of long-term debt as of December 31, 2009 excludes certain of these amounts because we have the intent and ability to refinance portions of our current maturities on a long-term basis. Refer to Note 7 of our Consolidated Financial Statements for information related to our classification of current maturities based on our intent and ability, given the capacity available under our revolving credit facility and Canadian credit facility, to refinance certain of these borrowings on a long-term basis.

We have credit facilities in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit (in millions) at December 31, categorized by facility:

	2009	2008

Revolving credit facility(a)	$1,578	$1,803
Letter of credit facilities(b)	371	272
Other(c)	173	91

	$2,122	$2,166

(a)	WMI’s $2.4 billion revolving credit facility matures in August 2011. At December 31, 2009, we had no outstanding borrowings and $1,578 million of letters of credit issued and supported by the facility. The unused and available credit capacity was $822 million at December 31, 2009.

(b)	At December 31, 2009, we have a $175 million letter of credit facility that expires in June 2010, a $105 million letter of credit facility that expires in June 2013 and a $100 million letter of credit facility that expires in December 2014. At December 31, 2009, no borrowings were outstanding under these agreements, and we had $9 million of unused and available capacity.

(c)	These letters of credit are outstanding under various arrangements that do not obligate the counterparty to provide a committed capacity.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31 (in millions):

	2009	2008	2007

Net cash provided by operating activities	$2,362	$2,575	$2,439

Net cash used in investing activities	$(1,250)	$(1,183)	$(761)

Net cash used in financing activities	$(457)	$(1,256)	$(1,946)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for 2009 and 2008 are summarized below:

•	Decrease in earnings — Our income from operations, excluding depreciation and amortization, decreased by $419 million on a year-over-year basis. However, this earnings decline included the impact of the following non-cash charges:

•	The determination to abandon the SAP software as our revenue management system resulted in non-cash impairment charges of $51 million

•	The recognition of a $27 million non-cash charge in the fourth quarter of 2009 as a result of a change in expectations for the future operations of a landfill in California.

Further, approximately $55 million of the year-over-year decrease in earnings is related to the impact of divestiture gains and gains on sale of assets for which the cash flow impacts are reflected in investing activities in the caption “Proceeds from divestitures of businesses and other sales of assets.”

The comparison of our 2009 and 2008 income from operations was also affected by an $86 million decrease in non-cash charges attributable to (i) equity-based compensation expense; (ii) interest accretion on landfill liabilities; and (iii) interest accretion and discount rate adjustments on environmental remediation liabilities and recovery assets. While the decrease in non-cash charges favorably affected our earnings comparison, there is no impact on net cash provided by operating activities.

•	Change in receivables — There was a significant decrease in the operating cash flows provided by changes in our receivables balances, net of effects of acquisitions and divestitures, when comparing 2009 with 2008. This decrease is primarily attributable to unusual activity in 2008, including (i) the significant decrease in sequential quarter revenues when comparing the fourth quarter of 2008 with the third quarter of 2008, which was driven by the decline in the demand and market prices for recyclable commodities; and (ii) the collection of a $60 million outstanding receivable related to our investments in synthetic fuel production facilities that provided us with Section 45K tax credits through 2007.

•	Decreased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $140 million lower on a year-over-year basis. The comparability of our effective tax rates is discussed in the Provision for income taxes section above.

•	Decreased interest payments — Cash paid for interest was approximately $60 million lower on a year-over-year basis. This decrease is primarily due to a decline in market interest rates, which (i) increased the benefits to our interest costs provided by our active interest rate swap agreements; and (ii) reduced the interest costs associated with our variable-rate tax-exempt debt.

•	Decreased bonus payments — Employee bonus payments earned in 2008, which were paid in the first quarter of 2009, were lower than the bonus payments earned in 2007 but paid in 2008 due to the relative strength of our financial performance against incentive measures in 2007 as compared with 2008. The year-over-year decrease in cash bonuses favorably affected the comparison of our cash flow from operations by approximately $35 million.

•	Termination of interest rate swaps — In December 2009, we elected to terminate interest rate swaps with a notional amount of $350 million that were scheduled to mature in November 2012. Upon termination of the swaps, we received $20 million in cash for their fair value plus accrued interest receivable. The cash proceeds received from the termination of interest rate swap agreements have been classified as a change in other assets within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

•	Accounts payable processes — We continue to work to improve our working capital management, including continuing to manage our accounts payable process in a manner that provides optimal cash management, which has favorably impacted our year-over-year cash flow from operations change by approximately $20 million.

The most significant items affecting the comparison of our operating cash flows for 2008 and 2007 are summarized below:

•	Earnings decline — Our income from operations, net of depreciation and amortization, decreased by $41 million, on a year-over-year basis, which negatively affected our cash flow from operations in 2008.

•	Receivables — The change in our trade receivables balances, net of effects of acquisitions and divestitures, provided a source of cash of approximately $185 million in 2008. In 2008, our receivables balances declined primarily due to a decrease in fourth quarter revenues as compared with the prior year, but also due to improved efficiency of collections. Additionally, during the third quarter of 2008, we collected an outstanding receivable related to our investments in the synthetic fuel production facilities that provided us with Section 45K tax credits through 2007. Approximately $60 million of the cash we received represented a refund of amounts that we paid to the facilities during 2006 and 2007 for which we did not ultimately realize a tax benefit, and was reflected as an operating cash inflow.

•	Increased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $170 million higher on a year-over-year basis, due in large part to an increase in both our taxable income and our effective tax rate. The comparability of our effective tax rates is discussed in the Provision for income taxes section above. In addition, the overpayment of income taxes in 2006 reduced our 2007 tax payments.

•	Decreased interest payments — Cash paid for interest was approximately $65 million lower on a year-over-year basis. This decline is due primarily to a decline in our weighted average borrowing rate, which can be attributed to the maturity of higher rate debt that we refinanced at lower rates and a decline in market rates.

•	Accounts payable processes — In 2008, we began various initiatives to improve our working capital management, including reviewing our accounts payable process to ensure vendor payments are made on a basis that results in more optimal cash management. The changes made to the timing of our vendor payments favorably impacted our cash flow from operations on a year-over-year basis by approximately $30 million.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

•	Acquisitions — Our spending on acquisitions increased from $90 million during 2007 to $280 million during 2008 and to $281 million in 2009 due to an increased focus on acquisitions and other investments.

•	Divestitures — Proceeds from divestitures (net of cash divested) and other sales of assets were $28 million in 2009, $112 million in 2008, and $278 million in 2007. Our proceeds from divestitures for all three years have been driven by the divestiture of underperforming and non-strategic operations. The decrease in proceeds from divestitures in 2008 and 2009 was largely a result of having fewer underperforming operations to sell as part of our fix-or-seek-exit initiative.

•	Capital expenditures — We used $1,179 million during 2009 for capital expenditures, compared with $1,221 million in 2008 and $1,211 million in 2007.

•	Net receipts from restricted funds — Net funds received from our restricted trust and escrow accounts, which are largely generated from the issuance of tax-exempt bonds for our capital needs, contributed $196 million to our investing activities in 2009 compared with $178 million in 2008 and $120 million in 2007.

•	Purchases and sales of short-term investments — Net sales of short-term investments provided $184 million of cash in 2007. We used proceeds from the sale of our short-term investments to provide cash that we used to fund our common stock repurchases, dividend payments and debt repayments, which are discussed below. We did not hold any short-term investments during 2008 or 2009.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•	Share repurchases and dividend payments — Our 2009, 2008 and 2007 share repurchases and dividend payments have been made in accordance with capital allocation programs approved by our Board of Directors.

We paid $226 million for share repurchases in 2009, compared with $410 million in 2008 and $1,421 million in 2007. We repurchased approximately 7 million, 12 million and 40 million shares of our common stock in 2009, 2008 and 2007, respectively. The significant declines in share repurchases for 2008 and 2009 are largely attributable to the suspension of our share repurchases in late 2008 given the state of the financial markets and the economy. Given the stabilization of the capital markets and economic conditions, we elected to resume our share repurchases during the third quarter of 2009.

We paid an aggregate of $569 million in cash dividends during 2009, compared with $531 million in 2008 and $495 million in 2007. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.24 in 2007, to $0.27 in 2008 and to $0.29 in 2009.

In December 2009, the Board of Directors announced that it expects future quarterly dividend payments will be $0.315 per share for dividends declared in 2010. All future share repurchases will be made at the discretion of management and the Board of Directors will declare dividends at their discretion, with any decisions dependent on various factors, including our net earnings, financial condition, cash required for future acquisitions and investments and other factors the Board may deem relevant.

•	Proceeds and tax benefits from the exercise of options and warrants — The exercise of common stock options and warrants and the related excess tax benefits generated a total of $24 million of financing cash inflows during 2009 compared with $44 million during 2008 and $168 million in 2007.

•	Net debt repayments — Net debt borrowings were $414 million in 2009, and net debt repayments were $260 million in 2008 and $256 million in 2007. The following summarizes our most significant cash borrowings and debt repayments made during each year (in millions):

	Years Ended December 31,
	2009	2008	2007

Borrowings:
Revolving credit facility	$—	$350	$300
Canadian credit facility	364	581	644
Senior notes	1,385	594	—

	$1,749	$1,525	$944

Repayments:
Revolving credit facility	$(310)	$(371)	$—
Canadian credit facility	(395)	(634)	(680)
Senior notes	(500)	(633)	(300)
Tax exempt bonds	(65)	(19)	(52)
Tax exempt project bonds	(39)	(67)	(61)
Capital leases and other debt	(26)	(61)	(107)

	$(1,335)	$(1,785)	$(1,200)

Net borrowings (repayments)	$414	$(260)	$(256)

This summary excludes the impacts of non-cash borrowings and debt repayments. For the years ended December 31, 2009, 2008 and 2007, these non-cash financing activities were primarily associated with our tax-exempt bond financings. Proceeds from tax-exempt bond issuances, net of principal repayments made directly from trust funds, were $105 million in 2009, $169 million in 2008 and $144 million in 2007.

•	Accrued liabilities for checks written in excess of cash balances — Changes in our accrued liabilities for checks written in excess of cash balances are reflected as “Other” financing activities in the Consolidated Statement of Cash Flows. There are significant changes in these accrued liability balances as of each year-end, which is generally attributable to the timing of cash deposits.

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2010	2011	2012	2013	2014	Thereafter	Total
Recorded Obligations:
Expected environmental liabilities(a)
Final capping, closure and post-closure	$125	$100	$96	$90	$90	$1,947	$2,448
Environmental remediation	41	36	23	17	14	146	277

	166	136	119	107	104	2,093	2,725
Debt payments(b),(c),(d)	985	259	584	174	430	6,358	8,790
Unrecorded Obligations:(e)
Non-cancelable operating lease obligations	88	75	72	58	47	258	598
Estimated unconditional purchase obligations(f),(g),(h)	166	61	53	31	18	278	607

Anticipated liquidity impact as of December 31, 2009	$1,405	$531	$828	$370	$599	$8,987	$12,720

(a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs. The amounts included here reflect environmental liabilities recorded in our Consolidated Balance Sheet as of December 31, 2009 without the impact of discounting and inflation. Our recorded environmental liabilities for final capping, closure and post-closure will increase as we continue to place additional tons within the permitted airspace at our landfills.

(b)	The amounts reported here represent the scheduled principal payments related to our long-term debt, excluding related interest.

(c)	Our debt obligations as of December 31, 2009 include $767 million of tax-exempt bonds subject to re-pricing within the next twelve months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowing for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2009, refer to Note 7 to the Consolidated Financial Statements.

(d)	Our recorded debt obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in an impact to our liquidity in future periods.

(e)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees, as discussed in Note 11 to the Consolidated Financial Statements, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.

(f)	Our unconditional purchase obligations are for various contractual obligations that we generally incur in the ordinary course of our business. Certain of our obligations are quantity driven. For these contracts, we have estimated our future obligations based on the current market values of the underlying products or services. Accordingly, the amounts reported in the table are not necessarily indicative of our actual cash flow obligations. See Note 11 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations.

(g)	In December 2009, we entered into a plan under SEC Rule 10b5-1 to effect market purchases of our common stock. We have included $58 million of common stock repurchases in our 2010 contractual obligations because this amount represents the minimum amount of common stock that could be repurchased under the terms of the plan. We repurchased $68 million of our common stock pursuant to the plan, which was completed on February 12, 2010.

(h)	In August 2009, we entered into an agreement to purchase a 40% equity investment in Shanghai Environment Group, a subsidiary of Shanghai Chengtou Holding, for approximately $140 million. As of December 31, 2009, our investment was subject to regulatory approval. Accordingly, the impact of this cash investment was excluded from amounts reported herein. The Ministry of Commerce of the People’s Republic of China approved the transaction in January 2010 and we currently expect the transaction to close during the first half of 2010.

Liquidity Impacts of Uncertain Tax Positions

As discussed in Note 9 of our Consolidated Financial Statements, we have liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 11 to the Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2009 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Seasonal Trends and Inflation

Our operating revenues normally tend to be somewhat higher in the summer months, primarily due to the traditional seasonal increase in the volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends, although we saw a significantly weaker seasonal volume increase during 2009 than we generally experience.

Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes experienced by our Southern Group, can actually increase our revenues in the areas affected. However, for several reasons, including significant mobilization costs, such revenue often generates earnings at comparatively lower margins. Certain weather conditions may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

While inflationary increases in costs, including the cost of fuel, have affected our operating margins in recent years, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, as of December 31, 2009, approximately 35% of our collection revenues were generated under long-term franchise agreements with municipalities or similar local or regional authorities. These contractual agreements generally provide for price adjustments based on various indicies intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

New Accounting Pronouncements

Consolidation of Variable Interest Entities — In June 2009, the FASB issued revised authoritative guidance associated with the consolidation of variable interest entities. This revised guidance replaces the current quantitative-based assessment for determining which enterprise has a controlling interest in a variable interest entity with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This revised guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity rather than a reassessment only upon the occurrence of specific events. The new FASB-issued authoritative guidance associated with the consolidation of variable interest entities is effective for the Company January 1, 2010. The change in accounting may either be applied by recognizing a cumulative-effect adjustment to retained earnings on the date of adoption or by retrospectively restating one or more years and recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the earliest year restated. We are currently in the process of assessing the provisions of this revised guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.

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

In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of December 31, 2009, all of our derivative transactions were related to actual or anticipated economic exposures. We are exposed to credit risk in the event of non-performance by our derivative counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities, although our interest costs can also be significantly affected by our on-going financial assurance needs, which are discussed in the Financial Assurance and Insurance Obligations section of Item 1.

As of December 31, 2009, we had $8.8 billion of long-term debt when excluding the impacts of accounting for fair value adjustments attributable to interest rate derivatives, discounts and premiums. The effective interest rates of approximately $3.0 billion of our outstanding debt obligations are subject to change during 2010. The most significant components of our variable-rate debt obligations are (i) $1.1 billion of “receive fixed, pay variable” interest rate swaps associated with outstanding fixed-rate senior notes; (ii) $817 million of tax-exempt bonds that are subject to re-pricing on either a daily or weekly basis through a remarketing process; (iii) $767 million of tax-exempt bonds with term interest rate periods that are subject to re-pricing within twelve months; and (iv) $257 million of outstanding advances under our Canadian Credit Facility. As of December 31, 2008, the effective interest rates of approximately $3.4 billion of our outstanding debt obligations was subject to change within twelve months.

The decrease in outstanding debt obligations exposed to variable interest rates in 2009 is generally as a result of an $850 million decrease in the notional amount of outstanding interest rate swaps offset, in part, by an increase in the portion of our outstanding tax-exempt bonds with term interest rate periods that are subject to re-pricing within twelve months. The decline in our variable-rate debt obligations has reduced the potential volatility to our operating results and cash flows that results from fluctuations in market interest rates. We currently estimate that a 100 basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2010 interest expense by approximately $23 million.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our “fixed-rate” tax exempt bonds, through the end of a term interest rate period that exceeds twelve months. In addition, as of December 31, 2009, we have Treasury rate locks with a notional amount of $200 million and forward-starting interest rate swaps with a notional amount of $525 million. The fair value of our fixed-rate debt obligations and various interest rate derivative instruments can increase or decrease significantly if market interest rates change.

We have performed sensitivity analyses to determine how market rate changes might affect the fair value of our market risk-sensitive derivatives and related positions. These analyses are inherently limited because they reflect a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves attributable to these instruments would have decreased the fair value of our combined debt and interest rate derivative positions by approximately $610 million at December 31, 2009.

We are also exposed to interest rate market risk because we have significant cash and cash equivalent balances as well as assets held in restricted trust funds and escrow accounts. These assets are generally invested in high quality, liquid instruments including money market funds that invest in U.S. government obligations with original maturities of three months or less. Because of the short terms to maturity of these investments, we believe that our exposure to changes in fair value due to interest rate fluctuations is insignificant.

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel; recyclable materials, including aluminum, old corrugated cardboard and old newsprint; and electricity, which generally correlates with natural gas prices in the markets where we operate. During the three years ended December 31, 2009, we generally have not entered into derivatives to hedge the risks associated with changes in the market prices of these commodities. Alternatively, we attempt to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues also increase or decrease.

During 2009, approximately 34% of the electricity revenue at our waste-to-energy facilities was subject to current market rates, and we currently expect that nearly 50% of our electricity revenues at our waste-to-energy facilities will be at market rates in 2010. Our exposure to variability associated with changes in market prices for electricity has increased because several long-term power purchase agreements have expired. The energy markets have changed significantly since the expiring contracts were executed and we have found that medium- and long-term electricity contracts are less favorable in the current environment. As we renegotiate our power-purchase agreements, we expect that a more substantial portion of our energy sales at our waste-to-energy facilities and landfill gas-to-energy plants will be based on current market rates. Accordingly, in 2010 we will be implementing a more actively managed energy program, which will include a hedging strategy intended to decrease the exposure of our revenues to volatility due to market prices for electricity.

Currency Rate Exposure — From time to time, we have used currency derivatives to mitigate the impact of currency translation on cash flows of intercompany Canadian-currency denominated debt transactions. Our foreign currency derivatives have not materially affected our financial position or results of operations for the periods presented. In addition, while changes in foreign currency exchange rates could significantly affect the fair value of our foreign currency derivatives, we believe these changes in fair value would not have a material impact to the Company.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007 the Company adopted certain provisions of ASC Topic 740, “Income Taxes” related to accounting for uncertainty in income taxes. Additionally, effective January 1, 2009, the Company adopted certain provisions of ASC Topic 810, “Consolidation” related to noncontrolling interests in consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waste Management, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Waste Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Waste Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Management, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 16, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 16, 2010

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,140	$480
Accounts receivable, net of allowance for doubtful accounts of $31 and $39, respectively	1,408	1,463
Other receivables	119	147
Parts and supplies	110	110
Deferred income taxes	116	39
Other assets	117	96

Total current assets	3,010	2,335
Property and equipment, net of accumulated depreciation and amortization of $13,994 and $13,273, respectively	11,541	11,402
Goodwill	5,632	5,462
Other intangible assets, net	238	158
Other assets	733	870

Total assets	$21,154	$20,227

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$567	$716
Accrued liabilities	1,128	1,034
Deferred revenues	457	451
Current portion of long-term debt	749	835

Total current liabilities	2,901	3,036
Long-term debt, less current portion	8,124	7,491
Deferred income taxes	1,509	1,484
Landfill and environmental remediation liabilities	1,357	1,360
Other liabilities	672	671

Total liabilities	14,563	14,042

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,543	4,558
Retained earnings	6,053	5,631
Accumulated other comprehensive income	208	88
Treasury stock at cost, 144,162,063 and 139,546,915 shares, respectively	(4,525)	(4,381)

Total Waste Management, Inc. stockholders’ equity	6,285	5,902
Noncontrolling interests	306	283

Total equity	6,591	6,185

Total liabilities and equity	$21,154	$20,227

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except per Share Amounts)

	Years Ended December 31,
	2009	2008	2007

Operating revenues	$11,791	$13,388	$13,310

Costs and expenses:
Operating	7,241	8,466	8,402
Selling, general and administrative	1,364	1,477	1,432
Depreciation and amortization	1,166	1,238	1,259
Restructuring	50	2	10
(Income) expense from divestitures, asset impairments and unusual items	83	(29)	(47)

	9,904	11,154	11,056

Income from operations	1,887	2,234	2,254

Other income (expense):
Interest expense	(426)	(455)	(521)
Interest income	13	19	47
Equity in net losses of unconsolidated entities	(2)	(4)	(35)
Other, net	1	3	4

	(414)	(437)	(505)

Income before income taxes	1,473	1,797	1,749
Provision for income taxes	413	669	540

Consolidated net income	1,060	1,128	1,209
Less: Net income attributable to noncontrolling interests	66	41	46

Net income attributable to Waste Management, Inc.	$994	$1,087	$1,163

Basic earnings per common share	$2.02	$2.21	$2.25

Diluted earnings per common share	$2.01	$2.19	$2.23

Cash dividends declared per common share	$1.16	$1.08	$0.96

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Consolidated net income	$1,060	$1,128	$1,209
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,166	1,238	1,259
Deferred income tax (benefit) provision	(94)	150	70
Interest accretion on landfill liabilities	80	77	74
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	(30)	41	17
Provision for bad debts	48	50	43
Equity-based compensation expense	30	48	37
Equity in net losses of unconsolidated entities, net of distributions	2	1	39
Net gain from disposal of assets	(13)	(33)	(27)
Effect of (income) expense from divestitures, asset impairments and unusual items	83	(29)	(47)
Excess tax benefits associated with equity-based transactions	(4)	(7)	(26)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	29	216	(22)
Other current assets	(4)	(9)	6
Other assets	20	5	5
Accounts payable and accrued liabilities	51	(183)	(88)
Deferred revenues and other liabilities	(62)	(118)	(110)

Net cash provided by operating activities	2,362	2,575	2,439

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(281)	(280)	(90)
Capital expenditures	(1,179)	(1,221)	(1,211)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	28	112	278
Purchases of short-term investments	—	—	(1,220)
Proceeds from sales of short-term investments	—	—	1,404
Net receipts from restricted trust and escrow accounts	196	178	120
Other	(14)	28	(42)

Net cash used in investing activities	(1,250)	(1,183)	(761)

Cash flows from financing activities:
New borrowings	1,749	1,525	944
Debt repayments	(1,335)	(1,785)	(1,200)
Common stock repurchases	(226)	(410)	(1,421)
Cash dividends	(569)	(531)	(495)
Exercise of common stock options and warrants	20	37	142
Excess tax benefits associated with equity-based transactions	4	7	26
Distributions paid to noncontrolling interests	(50)	(56)	(20)
Other	(50)	(43)	78

Net cash used in financing activities	(457)	(1,256)	(1,946)

Effect of exchange rate changes on cash and cash equivalents	5	(4)	2

Increase (decrease) in cash and cash equivalents	660	132	(266)
Cash and cash equivalents at beginning of year	480	348	614

Cash and cash equivalents at end of year	$1,140	$480	$348

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Millions, Except Shares in Thousands)

			Waste Management, Inc. Stockholders’ Equity
							Accumulated
							Other
					Additional		Comprehensive
		Comprehensive	Common Stock		Paid-In	Retained	Income	Treasury Stock		Noncontrolling
	Total	Income	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts	Interests

Balance, December 31, 2006	$6,497		630,282	$6	$4,513	$4,410	$129	(96,599)	$(2,836)	$275
Comprehensive Income:
Net income	1,209	$1,209	—	—	—	1,163	—	—	—	46
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $22	(34)	(34)	—	—	—	—	(34)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $30	47	47	—	—	—	—	47	—	—	—
Unrealized gains (losses) on marketable securities, net of taxes of $3	2	2	—	—	—	—	(5)	—	—	7
Foreign currency translation adjustments	89	89	—	—	—	—	89	—	—	—
Change in funded status of defined benefit plan liabilities, net of taxes of $3	3	3	—	—	—	—	3	—	—	—

Other comprehensive income (loss)	107	107

Comprehensive income	1,316	$1,316

Cash dividends declared	(495)		—	—	—	(495)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	210		—	—	30	(2)	—	6,067	182	—
Common stock repurchases	(1,421)		—	—	—	—	—	(39,946)	(1,421)	—
Distributions paid to noncontrolling interests	(20)		—	—	—	—	—	—	—	(20)
Cumulative effect of change in accounting principle	4		—	—	—	4	—	—	—	—
Other	11		—	—	(1)	—	—	314	10	2

Balance, December 31, 2007	$6,102		630,282	$6	$4,542	$5,080	$229	(130,164)	$(4,065)	$310
Comprehensive Income:
Net income	1,128	$1,128	—	—	—	1,087	—	—	—	41
Other comprehensive income (loss), net of taxes:
Unrealized gains resulting from changes in fair value of derivative instruments, net of taxes of $25	40	40	—	—	—	—	40	—	—	—
Realized gains on derivative instruments reclassified into earnings, net of taxes of $24	(39)	(39)	—	—	—	—	(39)	—	—	—
Unrealized losses on marketable securities, net of taxes of $4	(18)	(18)	—	—	—	—	(7)	—	—	(11)
Foreign currency translation adjustments	(127)	(127)	—	—	—	—	(127)	—	—	—
Change in funded status of defined benefit plan liabilities, net of taxes of $5	(8)	(8)	—	—	—	—	(8)	—	—	—

Other comprehensive income (loss)	(152)	(152)

Comprehensive income	976	$976

Cash dividends declared	(531)		—	—	—	(531)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	106		—	—	16	(4)	—	2,995	94	—
Common stock repurchases	(410)		—	—	—	—	—	(12,390)	(410)	—
Distributions paid to noncontrolling interests	(56)		—	—	—	—	—	—	—	(56)
Cumulative effect of change in accounting principle	(1)		—	—	—	(1)	—	—	—	—
Other	(1)		—	—	—	—	—	12	—	(1)

Balance, December 31, 2008	$6,185		630,282	$6	$4,558	$5,631	$88	(139,547)	$(4,381)	$283

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY — (Continued)
(In Millions, Except Shares in Thousands)

			Waste Management, Inc. Stockholders’ Equity
							Accumulated
							Other
					Additional		Comprehensive
		Comprehensive	Common Stock		Paid-In	Retained	Income	Treasury Stock		Noncontrolling
	Total	Income	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts	Interests

Balance, December 31, 2008	$6,185		630,282	$6	$4,558	$5,631	$88	(139,547)	$(4,381)	$283
Comprehensive Income:
Net income	1,060	$1,060	—	—	—	994	—	—	—	66
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $13	(21)	(21)	—	—	—	—	(21)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $21	32	32	—	—	—	—	32	—	—	—
Unrealized gains on marketable securities, net of taxes of $2	10	10	—	—	—	—	4	—	—	6
Foreign currency translation adjustments	99	99	—	—	—	—	99	—	—	—
Change in funded status of defined benefit plan liabilities, net of taxes of $4	6	6	—	—	—	—	6	—	—	—

Other comprehensive income (loss)	126	126

Comprehensive income	1,186	$1,186

Cash dividends declared	(569)		—	—	—	(569)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	64		—	—	(15)	(3)	—	2,610	82	—
Common stock repurchases	(226)		—	—	—	—	—	(7,237)	(226)	—
Distributions paid to noncontrolling interests	(50)		—	—	—	—	—	—	—	(50)
Other	1		—	—	—	—	—	12	—	1

Balance, December 31, 2009	$6,591		630,282	$6	$4,543	$6,053	$208	(144,162)	$(4,525)	$306

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

1.	Business

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; Waste Management’s wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management or its subsidiaries are the primary beneficiary as described in Note 20. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WMI,” we are referring only to Waste Management, Inc., the parent holding company.

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

We manage and evaluate our principal operations through five Groups. Our four geographic Groups, which include our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, recycling and disposal services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services. We also provide additional services that are not managed through our five Groups, which are presented in this report as “Other.” Additional information related to our segments, including changes in the basis for our reported segments from December 31, 2008, can be found under “Reclassifications” in Note 2 and in Note 21.

2.	Accounting Changes and Reclassifications

Accounting Changes

Fair Value Measurements — In September 2006, the Financial Accounting Standards Board issued authoritative guidance associated with fair value measurements. This guidance defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of the guidance for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Accordingly, we adopted this guidance for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008 and adopted the guidance for non-financial assets and liabilities measured on a non-recurring basis effective January 1, 2009. The application of the fair value framework did not have a material impact on our consolidated financial position, results of operations or cash flows.

Business Combinations — In December 2007, the FASB issued revisions to the authoritative guidance associated with business combinations. This guidance clarified and revised the principles for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. This guidance also addressed the recognition and measurement of goodwill acquired in business combinations and expanded disclosure requirements related to business combinations. Effective January 1, 2009, we adopted the FASB’s revised guidance associated with business combinations. The portions of this guidance that relate to business combinations completed before January 1, 2009 did not have a material impact on our consolidated financial statements. Further, business combinations completed in 2009, which are discussed in Note 19, have not been material to our financial position, results of operations or cash flows. However, to the extent that future business combinations are material, our adoption of the FASB’s revised authoritative guidance associated with business combinations may significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their fair values when such amounts can be determined; and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

Noncontrolling Interests in Consolidated Financial Statements — In December 2007, the FASB issued authoritative guidance that established accounting and reporting standards for noncontrolling interests in subsidiaries and for the de-consolidation of a subsidiary. The guidance also established that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted this guidance on January 1, 2009. The presentation and disclosure requirements of this guidance, which must be applied retrospectively for all periods presented, have resulted in reclassifications to our prior period consolidated financial information and the remeasurement of our 2008 and 2007 effective tax rates, which are discussed in Note 9.

Accounting for Uncertainty in Income Taxes — In June 2006, the FASB issued authoritative guidance associated with accounting for uncertainty in income taxes. This guidance prescribed a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. This guidance also addressed the de-recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. In May 2007, the FASB issued authoritative guidance associated with the criteria that must be evaluated in determining if a tax position has been effectively settled and should be recognized as a tax benefit. Our adoption of this guidance effective January 1, 2007 resulted in the recognition of a $28 million increase in our liabilities for unrecognized tax benefits, a $32 million increase in our non-current deferred tax assets and a $4 million increase in our beginning retained earnings as a cumulative effect of change in accounting principle. Refer to Note 9 for additional information about our unrecognized tax benefits.

Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — In September 2006, the FASB issued revisions to the authoritative guidance associated with the accounting and reporting of post-retirement benefit plans. This guidance required companies to recognize the overfunded or underfunded status of their defined benefit pension and other post-retirement plans as an asset or liability and to recognize changes in that funded status through comprehensive income in the year in which the changes occur. We adopted these recognition provisions effective December 31, 2006. The FASB’s revised guidance also required companies to measure the funded status of defined benefit pension and other post-retirement plans as of their year-end reporting date. These measurement date provisions were effective for us as of December 31, 2008. We applied the measurement provisions by measuring our benefit obligations as of September 30, 2007, our prior measurement date, and recognizing a pro-rata share of net benefit costs for the transition period from October 1, 2007 to December 31, 2008 as a cumulative effect of change in accounting principle in retained earnings as of December 31, 2008. The application of the recognition and measurement provisions of this revised authoritative guidance did not have a material impact on our financial position or results of operations for the periods presented.

Subsequent Events — In May 2009, the FASB established standards related to accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. We have adopted the provisions of this guidance, which became effective for interim and annual reporting periods ending after June 15, 2009. We have evaluated subsequent events through the date and time the financial statements were issued on February 16, 2010. No material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in our current period financial statements.

Reclassifications

Segments — During the first quarter of 2009, we transferred responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities to the management teams of our four geographic Groups. We believe that, by integrating the management of our recycling facilities’ operations with our other solid waste business, we can more efficiently provide comprehensive environmental solutions to our customers and ensure that we are focusing on maximizing the profitability and return on invested capital of our business on an integrated basis. As a result of this operational change, we also changed the way we

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review the financial results of our geographic Groups. Beginning in 2009, the financial results of our material recovery facilities and secondary processing facilities are included as a component of their respective geographic Group and the financial results of our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. We have reflected the impact of these changes for all periods presented to provide financial information that consistently reflects our current approach to managing our geographic Group operations. Refer to Note 21 for further discussion about our reportable segments.

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

Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, and self-insurance reserves and recoveries. Each of these items is discussed in additional detail below. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and money market funds that invest in United States government obligations with original maturities of three months or less.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. Our overall credit risk associated with trade receivables is limited due to the large number of geographically diverse customers we service. At December 31, 2009 and 2008, no single customer represented greater than 5% of total accounts receivable.

Trade and Other Receivables

Our receivables are recorded when billed or when cash is advanced and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on historical

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collection trends; type of customer, such as municipal or commercial; the age of outstanding receivables; and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful. Also, we recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes.

Landfill Accounting

Cost Basis of Landfill Assets — We capitalize various costs that we incur to make a landfill ready to accept waste. These costs generally include expenditures for land (including the landfill footprint and required landfill buffer property), permitting, excavation, liner material and installation, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. The cost basis of our landfill assets also includes asset retirement costs, which represent estimates of future costs associated with landfill final capping, closure and post-closure activities. These costs are discussed below.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2009 and 2008, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at December 31, 2009 is between 6.0% and 8.0%, the range of the credit-adjusted, risk-free discount rates effective since we adopted the FASB’s authoritative guidance related to asset retirement obligations in 2003. We expect to apply a credit-adjusted, risk-free discount rate of 6.0% to liabilities incurred in the first quarter of 2010.

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

During the years ended December 31, 2009, 2008 and 2007, adjustments associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace resulted in $14 million, $3 million and $17 million in net credits to landfill airspace amortization expense, respectively, with the majority of these credits resulting from revised estimates associated with final capping changes. In managing our landfills, our engineers look for ways to reduce or defer our construction costs, including final capping costs. The benefit recognized in these years was generally the result of (i) concerted efforts to improve the operating efficiencies of our landfills and volume declines, both of which have allowed us to delay spending for final capping activities; (ii) effectively managing the cost of final capping material and construction; or (iii) landfill expansions that resulted in reduced or deferred final capping costs.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expansion capacity; and (iv) projected asset retirement costs related to landfill final capping, closure and post-closure activities.

Amortization is recorded on a units-of-consumption basis, applying expense as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. For landfills that we do not own, but operate through operating or lease arrangements, the rate per ton is calculated based on expected capacity to be utilized over the lesser of the contractual term of the underlying agreement or the life of the landfill.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if these criteria are no longer met, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval of our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 39 landfill sites with expansions at December 31, 2009, 14 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Nine of these landfills required approval by our Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining five landfills required approval primarily due to the permit application processes not meeting the one- or five-year requirements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor, or AUF, is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate, and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group, and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

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

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates, or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if it is determined that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense. If it is determined that the likelihood of receiving an expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.

Environmental Remediation Liabilities — We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by operations, or for damage caused by conditions that existed before we acquired a site. These liabilities include potentially responsible party, or PRP, investigations, settlements, and certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials, external contractor costs and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on a number of estimates and assumptions.

Where it is probable that a liability has been incurred, we estimate costs required to remediate sites based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were associated with the site. Next, we review the same type of information with respect to other named and unnamed PRPs. Estimates of the cost for the likely remedy are then either developed using our internal resources or by third-party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating our own and unrelated parties’ sites;

•	Information available from regulatory agencies as to costs of remediation;

•	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The typical allocation of costs among PRPs unless the actual allocation has been determined.

There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $150 million higher on a discounted basis than the $256 million recorded in the Consolidated Financial Statements as of December 31, 2009.

Estimating our degree of responsibility for remediation is inherently difficult. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Additionally, our ongoing review of our remediation liabilities could result in revisions that could cause upward or downward adjustments to income from operations.

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% at both December 31, 2009 and 2008) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” costs and expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities and recovery assets during the reported periods (in millions) and the risk-free discount rate applied as of each reporting date:

	Years Ended December 31,
	2009	2008	2007

Charge (reduction) to Operating expenses(a)	$(35)	$33	$8
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	3.75%	2.25%	4.00%

(a)	In 2009, $9 million of the reduction in “Operating” expenses was attributable to noncontrolling interests and in 2008, $6 million of the charge to “Operating” expenses was attributable to noncontrolling interests.

The portion of our recorded environmental remediation liabilities that has never been subject to inflation or discounting as the amounts and timing of payments are not readily determinable was $44 million at December 31, 2009 and $47 million at December 31, 2008. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have increased by $20 million at December 31, 2009 and decreased by $6 million at December 31, 2008.

Property and Equipment (exclusive of landfills, discussed above)

We record property and equipment at cost. Expenditures for major additions and improvements are capitalized and maintenance activities are expensed as incurred. We depreciate property and equipment over the estimated useful life of the asset using the straight-line method. We assume no salvage value for our depreciable property and equipment. When property and equipment are retired, sold or otherwise disposed of, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is included in results of operations as an offset or increase to operating expense for the period.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We include capitalized costs associated with developing or obtaining internal-use software within furniture, fixtures and office equipment. These costs include direct external costs of materials and services used in developing or obtaining the software and internal costs for employees directly associated with the software development project. As of December 31, 2009, capitalized costs for software placed in service, net of accumulated depreciation, were $33 million. In addition, our furniture, fixtures and office equipment includes $46 million as of December 31, 2009 and $90 million as of December 31, 2008 for costs incurred for software under development. The significant decrease in capitalized costs for software under development from December 31, 2008 to December 31, 2009 is attributable to the recognition of a $51 million charge recognized during 2009 as a result of our determination to abandon the SAP waste and recycling revenue management software. Refer to Note 13 for additional information related to the management determination to abandon this software development project.

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

Operating Leases (excluding landfills discussed below) — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2009 are disclosed in Note 11.

Capital Leases (excluding landfills discussed below) — Assets under capital leases are capitalized using interest rates determined at the inception of each lease and are amortized over either the useful life of the asset or the lease term, as appropriate, on a straight-line basis. The present value of the related lease payments is recorded as a debt obligation. Our future minimum annual capital lease payments are included in our total future debt obligations as disclosed in Note 7.

Landfill Leases — From an operating perspective, landfills that we lease are similar to landfills we own because generally we own the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill. As a result, our landfill leases are generally capital leases. The most significant portion of our rental obligations for landfill leases is contingent upon operating factors such as disposal volumes and often there are no contractual minimum rental obligations. Contingent rental obligations are expensed as incurred. For landfill capital leases that provide for minimum contractual rental obligations, we record the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

present value of the minimum obligation as part of the landfill asset, which is amortized on a units-of-consumption basis over the shorter of the lease term or the life of the landfill.

Acquisitions

We generally recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition.

Contingent Consideration — In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. For acquisitions completed in 2009, we have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition-date fair value and the ultimate settlement of the obligations being recognized as an adjustment to income from operations. For acquisitions completed before 2009, these obligations were recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.

Assumed Assets and Liabilities — Assets and liabilities arising from contingencies such as pre-acquisition environmental matters and litigation are recognized at their acquisition-date fair value when their respective fair values can be determined. If the fair values of such contingencies cannot be determined, they are recognized at the acquisition date if the contingencies are probable and an amount can be reasonably estimated. Acquisition-date fair value estimates are revised as necessary if, and when, additional information regarding these contingencies becomes available to further define and quantify assets acquired and liabilities assumed.

Beginning in 2009, all acquisition-related transaction costs have been expensed as incurred. For acquisitions completed before 2009, direct costs incurred for a business combination were accounted for as part of the cost of the acquired business.

Goodwill and Other Intangible Assets

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but as discussed in the “Asset impairments” section below, we assess our goodwill for impairment at least annually.

Other intangible assets consist primarily of customer contracts, customer lists, covenants not-to-compete, licenses, permits (other than landfill permits, as all landfill-related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy), and other contracts. Other intangible assets are recorded at cost and are amortized using either a 150% declining balance approach or a straight-line basis as we determine appropriate. Customer contracts and customer lists are generally amortized over seven to ten years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally two to five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

Asset Impairments

We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances are referred to as impairment indicators. If an impairment indicator occurs, , we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “(Income) expense from divestitures, asset impairments and unusual items” line item in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired. There are additional considerations for impairments of landfills and goodwill, as described below.

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

Goodwill — At least annually, we assess whether goodwill is impaired. We assess whether an impairment exists by comparing the fair value of each operating segment to its carrying value, including goodwill. We use a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our operating segments. Fair value computed by these two methods is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, we believe that these two methods provide a reasonable approach to estimating the fair value of our operating segments.

The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics of our business as a multiple of their reported cash flows. We then apply that multiple to our operating segment’s cash flows to estimate their fair value. We believe that this approach is appropriate because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our operating segments.

The income approach is based on the long-term projected future cash flows of our operating segments. We discount the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon our operating segments’ expected long-term performance considering the economic and market conditions that generally affect our business.

Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. Refer to Note 6 for additional information related to goodwill impairment considerations made during the reported periods.

Restricted Trust and Escrow Accounts

As of December 31, 2009, our restricted trust and escrow accounts consist principally of (i) funds deposited for purposes of settling landfill closure, post-closure and environmental remediation obligations; and (ii) funds received from the issuance of tax-exempt bonds held in trust for the construction of various projects or facilities. As of December 31, 2009 and 2008, we had $306 million and $381 million, respectively, of restricted trust and escrow accounts, which are primarily included in long-term “Other assets” in our Consolidated Balance Sheets.

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

Tax-Exempt Bond Funds — We obtain funds from the issuance of industrial revenue bonds for the construction of collection and disposal facilities and for equipment necessary to provide waste management services. Proceeds from these arrangements are directly deposited into trust accounts, and we do not have the ability to use the funds in regular operating activities. Accordingly, these borrowings are excluded from financing activities in our Consolidated Statements of Cash Flows. At the time our construction and equipment expenditures have been documented and approved by the applicable bond trustee, the funds are released and we receive cash. These amounts are reported in the Consolidated Statements of Cash Flows as an investing activity when the cash is released from the trust funds. Generally, the funds are fully expended within a few years of the debt issuance. When the debt matures, we repay our obligation with cash on hand and the debt repayments are included as a financing activity in the Consolidated Statements of Cash Flows.

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

Derivative Financial Instruments

We primarily use derivative financial instruments to manage our risk associated with fluctuations in interest rates and foreign currency exchange rates. We use interest rate swaps to maintain a strategic portion of our long-term debt obligations at variable, market-driven interest rates. In 2009, we entered into interest rate derivatives in anticipation of senior note issuances planned for 2010 through 2014 to effectively lock in a fixed interest rate for those anticipated issuances. Foreign currency exchange rate derivatives are used to hedge our exposure to changes in exchange rates for anticipated cash transactions between WM Holdings and its Canadian subsidiaries.

We obtain current valuations of our interest rate and foreign currency hedging instruments from third-party pricing models. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of derivatives is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset. There was no significant ineffectiveness in 2009, 2008 or 2007.

•	Interest Rate Derivatives — Our “receive fixed, pay variable” interest rate swaps associated with outstanding fixed-rate senior notes have been designated as fair value hedges for accounting purposes. Accordingly, derivative assets are accounted for as an increase in the carrying value of our underlying debt obligations and derivative liabilities are accounted for as a decrease in the carrying value of our underlying debt instruments. These fair value adjustments are deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instruments. Treasury locks and forward-starting swaps executed in 2009 are hedges of anticipated debt issuances and have been designated as cash flow hedges for accounting purposes. Unrealized changes in the fair value of these derivative instruments are recorded in “Accumulated other comprehensive income” within the equity section of our Consolidated

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheets. The associated balance in other comprehensive income will be reclassified to earnings as the hedged cash flows occur. The impacts of our use of interest rate derivatives on the carrying value of our debt, accumulated other comprehensive income and interest expense are discussed in Note 8.

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

Revenue Recognition

Our revenues are generated from the fees we charge for waste collection, transfer, disposal and recycling services and the sale of recycled commodities, electricity and steam. The fees charged for our services are generally defined in our service agreements and vary based on contract-specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rates. The fees we charge for our services generally include fuel surcharges, which are intended to pass through increased direct and indirect costs incurred because of changes in market prices for fuel. We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, recycling commodities are delivered or as kilowatts are delivered to a customer by a waste-to-energy facility or independent power production plant.

We bill for certain services prior to performance. Such services include, among others, certain residential contracts that are billed on a quarterly basis and equipment rentals. These advance billings are included in deferred revenues and recognized as revenue in the period service is provided.

Capitalized Interest

We capitalize interest on certain projects under development, including internal-use software and landfill expansion projects, and on certain assets under construction, including operating landfills and waste-to-energy facilities. During 2009, 2008 and 2007, total interest costs were $443 million, $472 million, and $543 million, respectively, of which $17 million for 2009, $17 million for 2008, and $22 million for 2007, were capitalized, primarily for landfill construction costs. The capitalization of interest for operating landfills is based on the costs incurred in the pursuit of probable landfill expansions and on discrete landfill cell construction projects that are expected to exceed $500,000 and require over 60 days to construct. In addition to the direct cost of the cell construction project, the calculation of capitalized interest includes an allocated portion of the common landfill site costs. The common landfill site costs include the development costs of a landfill project or the purchase price of an operating landfill, and the ongoing infrastructure costs benefiting the landfill over its useful life. These costs are amortized to expense in a manner consistent with other landfill site costs.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company is subject to income tax in the United States, Canada and Puerto Rico. Current tax obligations associated with our provision for income taxes are reflected in the accompanying Consolidated Balance Sheets as a component of “Accrued liabilities,” and the deferred tax obligations are reflected in “Deferred income taxes.”

Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carry-forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Consolidated Statements of Operations.

Contingent Liabilities

We estimate the amount of potential exposure we may have with respect to claims, assessments and litigation in accordance with accounting principles generally accepted in the United States. We are party to pending or threatened legal proceedings covering a wide range of matters in various jurisdictions. It is not always possible to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such contingencies.

Supplemental Cash Flow Information

	Years Ended December 31,
Cash paid during the year (in millions) for:	2009	2008	2007
Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$416	$478	$543
Income taxes	466	603	416

Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. For the years ended December 31, 2009, 2008 and 2007, non-cash activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $105 million, $169 million and $144 million, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2009			December 31, 2008
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$125	$41	$166	$108	$49	$157
Long-term	1,142	215	1,357	1,110	250	1,360

	$1,267	$256	$1,523	$1,218	$299	$1,517

The changes to landfill and environmental remediation liabilities for the years ended December 31, 2008 and 2009 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2007	$1,178	$284
Obligations incurred and capitalized	51	—
Obligations settled	(72)	(38)
Interest accretion	77	8
Revisions in cost estimates and interest rate assumptions(a)	(13)	49
Acquisitions, divestitures and other adjustments	(3)	(4)

December 31, 2008	1,218	299
Obligations incurred and capitalized	39	—
Obligations settled	(80)	(43)
Interest accretion	80	6
Revisions in cost estimates and interest rate assumptions(a)	5	(7)
Acquisitions, divestitures and other adjustments	5	1

December 31, 2009	$1,267	$256

(a)	The amounts reported for our environmental remediation liabilities include the impacts of revisions in the risk-free discount rates used to measure these obligations. The significant fluctuations in the applicable discount rates during the reported periods and the effects of those changes are discussed in Note 3.

Our recorded liabilities as of December 31, 2009 include the impacts of inflating certain of these costs based on our expectations for the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities as measured in current dollars are $41 million in 2010; $36 million in 2011; $23 million in 2012; $17 million in 2013; $14 million in 2014; and $146 million thereafter.

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. The fair value of these escrow accounts and trust funds was $231 million at December 31, 2009 and $213 million at December 31, 2008, and is primarily included as long-term “Other assets” in our Consolidated Balance Sheets.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment at December 31 consisted of the following (in millions):

	2009	2008

Land	$632	$606
Landfills	12,301	11,716
Vehicles	3,660	3,683
Machinery and equipment	3,251	3,079
Containers	2,264	2,272
Buildings and improvements	2,745	2,635
Furniture, fixtures and office equipment	682	684

	25,535	24,675
Less accumulated depreciation on tangible property and equipment	(7,546)	(7,220)
Less accumulated landfill airspace amortization	(6,448)	(6,053)

	$11,541	$11,402

Depreciation and amortization expense, including amortization expense for assets recorded as capital leases, was comprised of the following for the years ended December 31 (in millions):

	2009	2008	2007

Depreciation of tangible property and equipment	$779	$785	$796
Amortization of landfill airspace	358	429	440

Depreciation and amortization expense	$1,137	$1,214	$1,236

6.	Goodwill and Other Intangible Assets

Goodwill was $5,632 million as of December 31, 2009 compared with $5,462 million as of December 31, 2008. The $170 million increase in our goodwill during 2009 was primarily related to consideration paid for acquisitions in excess of net assets acquired of $125 million and accounting for foreign currency translation.

We incurred no impairment of goodwill as a result of our annual, fourth quarter goodwill impairment tests in 2009, 2008 or 2007. Additionally, we did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2009, 2008 or 2007. However, there can be no assurance that goodwill will not be impaired at any time in the future.

As previously disclosed, in late 2008, there was a rapid and sharp decline in recyclable commodity prices due to a significant decrease in demand for recyclable commodities, both domestically and internationally. This significant shift in recycling market conditions was analyzed for purposes of our 2008 annual goodwill impairment test, although no impairment was required. Consistent with our expectations, the unprecedented declines in recyclable commodity prices and demand experienced during late 2008 and early 2009 were temporary in nature. Accordingly, we believe that the estimates and assumptions made with respect to the fair value of our recycling operations for our annual goodwill impairment tests in 2008 and 2009 appropriately considered the effects of commodity risks on this business.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our other intangible assets as of December 31, 2009 and 2008 were comprised of the following (in millions):

	Customer
	Contracts and	Covenants	Licenses,
	Customer	Not-to-	Permits
	Lists	Compete	and Other	Total

December 31, 2009
Intangible assets	$197	$63	$93	$353
Less accumulated amortization	(68)	(29)	(18)	(115)

	$129	$34	$75	$238

December 31, 2008
Intangible assets	$134	$55	$72	$261
Less accumulated amortization	(56)	(30)	(17)	(103)

	$78	$25	$55	$158

Additional information related to intangible assets acquired through 2009 business combinations is included in Note 19.

Amortization expense for other intangible assets was $29 million for 2009, $24 million for 2008 and $23 million for 2007. At December 31, 2009, we had $40 million of intangible assets that are not subject to amortization, which are primarily operating permits that do not have stated expirations or that have routine, administrative renewal processes. The intangible asset amortization expense estimated as of December 31, 2009 is $34 million in 2010; $30 million in 2011; $28 million in 2012; $23 million in 2013; and $18 million in 2014.

7.	Debt

The following table summarizes the major components of debt at December 31 (in millions) and provides the maturities and interest rates of each major category as of December 31, 2009:

	2009	2008

Revolving credit facility (weighted average interest rate of 2.4% at December 31, 2008)	$—	$300
Letter of credit facilities	—	—
Canadian credit facility (weighted average interest rate of 1.3% at December 31, 2009 and 3.3% at December 31, 2008)	255	242
Senior notes and debentures, maturing through 2039, interest rates ranging from 5.0% to 7.75% (weighted average interest rate of 6.8% at December 31, 2009 and 2008)	5,465	4,628
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 0.2% to 7.4% (weighted average interest rate of 3.5% at December 31, 2009 and 3.9% at December 31, 2008)	2,749	2,684
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2029, fixed and variable interest rates ranging from 0.3% to 5.4% (weighted average interest rate of 3.1% at December 31, 2009 and 4.9% at December 31, 2008)	156	220
Capital leases and other, maturing through 2050, interest rates up to 12%	248	252

	$8,873	$8,326
Less current portion	749	835

	$8,124	$7,491

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Classification

As of December 31, 2009, we had (i) $998 million of debt maturing within twelve months, consisting primarily of U.S.$255 million under our Canadian credit facility and $600 million of 7.375% senior notes that mature in August 2010; and (ii) $767 million of fixed-rate tax-exempt borrowings subject to re-pricing within the next twelve months. Under accounting principles generally accepted in the United States, this $1,765 million of debt must be classified as current unless we have the intent and ability to refinance it on a long-term basis. As discussed below, as of December 31, 2009, we had the intent and ability to refinance $1,016 million of this debt on a long-term basis. We have classified the remaining $749 million as current obligations as of December 31, 2009.

All of the borrowings outstanding under the Canadian credit facility mature less than one year from the date of issuance, but may be renewed under the terms of the facility, which matures in November 2012. As of December 31, 2009, we intend to repay U.S.$57 million of the outstanding borrowings under the facility with available cash during the next twelve months and refinance the remaining balance under the terms of the facility. As a result, as of December 31, 2009, U.S.$198 million of advances under the facility were classified as long-term based on our intent and ability to refinance the obligations on a long-term basis under the terms of the facility.

Additionally, we have classified the $767 million of tax-exempt bonds subject to re-pricing within twelve months as long-term as of December 31, 2009 based on our intent and ability to refinance any failed re-pricings using our $2.4 billion revolving credit facility. Although we also intend to refinance the $600 million of senior notes maturing in August 2010 on a long-term basis, an aggregate of $1,578 million of capacity under our revolving credit facility is currently utilized to support outstanding letters of credit and we currently forecast available capacity under the facility during the next twelve months to be $4 million less than the current available capacity. After giving effect to these items, only $51 million of capacity is forecasted to be available under the revolving credit facility, giving us the ability to classify only $51 million of the August 2010 maturity as long-term as of December 31, 2009.

As of December 31, 2009, we also have $771 million of variable-rate tax-exempt bonds and $46 million of variable-rate tax-exempt project bonds. The interest rates on these bonds are reset on either a daily or weekly basis through a remarketing process. If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2009 because the borrowings are supported by letters of credit issued under our five-year revolving credit facility, which is long-term.

Access to and Utilization of Credit Facilities

Revolving Credit Facility — In August 2006, WMI entered into a five-year, $2.4 billion revolving credit facility. This facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit. At December 31, 2009, we had no outstanding borrowings and $1,578 million of letters of credit issued and supported by the facility. The unused and available credit capacity of the facility was $822 million as of December 31, 2009.

The $300 million of outstanding borrowings at December 31, 2008 was repaid in the first quarter of 2009 with proceeds from the February 2009 issuance of senior notes discussed below.

Letter of Credit Facilities — As of December 31, 2009, we have a $175 million letter of credit facility that expires in June 2010, a $105 million letter of credit facility that expires in June 2013 and a $100 million letter of credit facility that expires in December 2014. These facilities are currently being used to back letters of credit issued to support our bonding and financial assurance needs. Our letters of credit generally have terms providing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term of the respective

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility. Through December 31, 2009, we had not experienced any unreimbursed draws on letters of credit under these facilities.

As of December 31, 2009, no borrowings were outstanding under these letter of credit facilities, and we had unused and available credit capacity of $9 million.

Canadian Credit Facility — In November 2005, Waste Management of Canada Corporation, one of our wholly-owned subsidiaries, entered into a three-year credit facility agreement with an initial credit capacity of up to C$410 million. The agreement was entered into to facilitate WMI’s repatriation of accumulated earnings and capital from its Canadian subsidiaries. In December 2007, we amended the agreement, increasing the available capacity, which had been reduced to C$305 million due to debt repayments, to C$340 million. The amendment also extended the maturity date of the facility to November 2012 and added an uncommitted option to increase the capacity by an additional C$25 million.

As of December 31, 2009, we had U.S.$257 million of principal (U.S.$255 million net of discount) outstanding under this credit facility. Advances under the facility do not accrue interest during their terms. Accordingly, the proceeds we initially received were for the principal amount of the advances net of the total interest obligation due for the term of the advance, and the debt was initially recorded based on the net proceeds received. The advances have a weighted average effective interest rate of 1.3% at December 31, 2009, which is being amortized to interest expense with a corresponding increase in our recorded debt obligation using the effective interest method. During the year ended December 31, 2009, we increased the carrying value of the debt for the recognition of U.S.$6 million of interest expense. A total of U.S.$31 million of advances under the facility matured during 2009 and were repaid with available cash. Accounting for changes in the Canadian currency translation rate increased the carrying value of these borrowings by U.S.$38 million during 2009.

Debt Borrowings and Repayments

Senior Notes — In February 2009, we issued $350 million of 6.375% senior notes due March 2015 and $450 million of 7.375% senior notes due March 2019. The net proceeds from the debt issuance were $793 million. A portion of the proceeds was used to repay $300 million of outstanding borrowings under the revolving credit facility and the remaining proceeds were used in repaying $500 million of 6.875% senior notes that matured in May 2009.

In November 2009, we issued $600 million of 6.125% senior notes due in November 2039. The net proceeds from the debt issuance were $592 million. We intend to use a portion of the proceeds to fund our anticipated purchase of a 40% equity investment in Shanghai Environment Group for approximately $140 million, as discussed in Note 11. We are actively pursuing other acquisitions and investment opportunities in our waste-to energy and solid waste businesses and expect to spend up to an additional $350 million over the next six months from the proceeds of this offering on such acquisitions and investments. All remaining proceeds will be used for general corporate purposes. Pending application of the offering proceeds as described, we have temporarily invested the proceeds in money market funds, which are reflected as cash equivalents in our December 31, 2009 Consolidated Balance Sheet.

The remaining change in the carrying value of our senior notes from December 31, 2008 to December 31, 2009 is due to accounting for our fixed-to-floating interest rate swap agreements, which are accounted for as fair value hedges resulting in all fair value adjustments being reflected as a component of the carrying value of the underlying debt. For additional information regarding our interest rate derivatives, refer to Note 8.

Tax-Exempt Bonds — We actively issue tax-exempt bonds as a means of accessing low-cost financing for capital expenditures. We issued $130 million of tax-exempt bonds during 2009. The proceeds from these debt issuances may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. Proceeds from bond issues are held in trust until such time as we incur qualified expenditures, at which time we are reimbursed from the trust funds. During the year ended December 31, 2009, $65 million of our tax-exempt bonds were repaid with available cash.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax-Exempt Project Bonds — Tax-exempt project bonds have been used by our Wheelabrator Group to finance the development of waste-to-energy facilities. These facilities are integral to the local communities they serve, and, as such, are supported by long-term contracts with multiple municipalities. The bonds generally have periodic amortizations that are supported by the cash flow of each specific facility being financed. During the year ended December 31, 2009, we repaid $64 million of our tax-exempt project bonds with either available cash or debt service funds.

Capital Leases and Other — The decrease in our capital leases and other debt obligations in 2009 is primarily related to the repayment of various borrowings upon their scheduled maturities.

Scheduled Debt and Capital Lease Payments — Scheduled debt and capital lease payments for the next five years are as follows: $985 million in 2010; $259 million in 2011; $584 million in 2012; $174 million in 2013; and $430 million in 2014. Our recorded debt and capital lease obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities, which have been excluded from these amounts because they will not result in cash payments.

Secured Debt

Our debt balances are generally unsecured, except for $70 million of the tax-exempt project bonds outstanding at December 31, 2009 that were issued by certain subsidiaries within our Wheelabrator Group. These bonds are secured by the related subsidiaries’ assets that have a carrying value of $301 million and the related subsidiaries’ future revenue.

Debt Covenants

Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the revolving credit facility:

	Requirement	December 31,	December 31,
Covenant	per Facility	2009	2008

Interest coverage ratio	> 2.75 to 1	4.3 to 1	4.7 to 1
Total debt to EBITDA	< 3.5 to 1	2.9 to 1	2.4 to 1

Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2009, we were in compliance with the covenants and restrictions under all of our debt agreements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Interest Rate and Foreign Currency Derivatives

The following table summarizes the fair values of derivative instruments recorded in our Consolidated Balance Sheets as of December 31, 2009 (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value

Interest rate contracts	Current other assets	$13
Interest rate contracts	Long-term other assets	32

Total derivative assets		$45

Foreign exchange contracts	Current accrued liabilities	$18

Total derivative liabilities		$18

The following table summarizes the fair values of derivative instruments recorded in our Consolidated Balance Sheets as of December 31, 2008 (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value

Interest rate contracts	Current other assets	$3
Interest rate contracts	Long-term other assets	89
Foreign exchange contracts	Current other assets	1
Foreign exchange contracts	Long-term other assets	27

Total derivative assets		$120

For information related to the methods used to measure our derivative assets and liabilities at fair value, refer to Note 18.

Interest Rate Derivatives

Interest Rate Swaps

We use interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of December 31, 2009, we had approximately $5.4 billion in fixed-rate senior notes outstanding. The interest payments on $1.1 billion, or 20%, of these senior notes have been swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates. As of December 31, 2008, we had approximately $4.5 billion in fixed-rate senior notes outstanding, of which $2.0 billion, or 43%, had been swapped to variable interest rates. The significant terms of our interest rate swap agreements as of December 31, 2009 and 2008 are summarized in the table below (in millions):

	Notional
As of	Amount	Receive	Pay	Maturity Date

December 31, 2009	$1,100	Fixed 5.00%-7.65%	Floating 0.05%-4.64%	Through March 15, 2018
December 31, 2008	$1,950	Fixed 5.00%-7.65%	Floating 1.22%-5.82%	Through March 15, 2018

The decrease in the notional amount of our interest rate swaps from December 31, 2008 to December 31, 2009 is due to (i) the scheduled maturity of interest rate swaps with a notional amount of $500 million in May 2009; and (ii) our election to terminate interest rate swaps with a notional amount of $350 million in December 2009. The terminated interest rate swaps were scheduled to mature in November 2012. Upon termination of the swaps, we received $20 million in cash for their fair value plus accrued interest receivable. The associated fair value adjustments to long-term debt will be amortized as a reduction to interest expense over the remaining term of the underlying debt using the effective interest method. The cash proceeds received from our termination of the swaps

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been classified as a change in other assets within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

We have designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $91 million as of December 31, 2009 and $150 million as of December 31, 2008. The following table summarizes the accumulated fair value adjustments from interest rate swap agreements at December 31 (in millions):

Increase in Carrying Value of Debt Due to Hedge
Accounting for Interest Rate Swaps	2009	2008

Senior notes:
Active swap agreements	$32	$92
Terminated swap agreements	59	58

	$91	$150

Gains or losses on the derivatives as well as the offsetting losses or gains on the hedged items attributable to our interest rate swaps are recognized in current earnings. We include gains and losses on our interest rate swaps as adjustments to interest expense, which is the same financial statement line item where offsetting gains and losses on the related hedged items are recorded. The following table summarizes the impact of changes in the fair value of our interest rate swaps and the underlying hedged items on our results of operations (in millions):

Years Ended	Statement of Operations	Gain (Loss) on	Gain (Loss) on
December 31,	Classification	Swap	Fixed-Rate Debt

2009	Interest expense	$(60)	$60
2008	Interest expense	$120	$(120)
2007	Interest expense	$90	$(90)

We also recognize the impacts of (i) net periodic settlements of current interest on our active interest rate swaps and (ii) the amortization of previously terminated interest rate swap agreements as adjustments to interest expense. The following table summarizes the impact of periodic settlements of active swap agreements and the impact of terminated swap agreements on our results of operations (in millions):

(Increase) Decrease to Interest Expense Due to Hedge	Years Ended December 31,
Accounting for Interest Rate Swaps	2009	2008	2007

Periodic settlements of active swap agreements(a)	$46	$8	$(48)
Terminated swap agreements(b)	19	42	37

	$65	$50	$(11)

(a)	These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations are based on a spread from the three-month LIBOR. Three-month LIBOR rates have varied significantly during the reported periods. During 2007, the three-month LIBOR exceeded 5.0% for most of the year, while during 2008 the rate was as high as 4.8% and as low as 1.4% and during 2009 rates were consistently below 1.0% for most of the year.

(b)	The amortization to interest expense of terminated swap agreements has decreased due to the maturity of certain previously hedged senior notes. In addition, in 2008, this amount included a $10 million net reduction in interest expense associated with the early retirement of $244 million of 8.75% senior notes. At December 31, 2009, $18 million (on a pre-tax basis) of the carrying value of debt associated with terminated swap agreements is scheduled to be reclassified as a reduction to interest expense over the next twelve months.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Rate Locks

During the third quarter of 2009, we entered into Treasury rate locks with a total notional value of $200 million to hedge the risk of changes in semi-annual interest payments that are expected for senior notes that the Company plans to issue late in the second quarter of 2010. We have designated our Treasury rate lock derivatives as cash flow hedges. As of December 31, 2009, the fair value of these interest rate derivatives is comprised of $4 million of current assets. We recognized pre-tax and after-tax gains of $4 million and $2 million, respectively, to other comprehensive income for changes in their fair value during the year ended December 31, 2009. There was no significant ineffectiveness associated with these hedges during the year ended December 31, 2009.

Our “Accumulated other comprehensive income” also includes deferred losses, net of taxes, of $16 million as of December 31, 2009 and $20 million as of December 31, 2008 related to Treasury rate locks that had been executed in previous years in anticipation of senior note issuances. As these instruments also were designated as cash flow hedges, the deferred losses are being reclassified to earnings over the term of the hedged cash flows, which extend through 2032. As of December 31, 2009, $7 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

Forward-Starting Interest Rate Swaps

The Company currently expects to issue fixed-rate debt in March 2011, November 2012 and March 2014 and has executed forward-starting interest rate swaps for these anticipated debt issuances with notional amounts of $150 million, $200 million and $175 million, respectively. We entered into the forward-starting interest rate swaps during the fourth quarter of 2009 to hedge the risk of changes in the anticipated semi-annual interest payments due to fluctuations in the forward ten-year LIBOR swap rate. Each of the forward-starting swaps has an effective date of the anticipated date of debt issuance and a tenor of ten years.

We have designated our forward-starting interest rate swaps as cash flow hedges. As of December 31, 2009, the fair value of these interest rate derivatives is comprised of $9 million of long-term assets. We recognized pre-tax and after-tax gains of $9 million and $5 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the year ended December 31, 2009. There was no significant ineffectiveness associated with these hedges during the year ended December 31, 2009.

Credit-Risk Features

Certain of our interest rate derivative instruments contain provisions related to the Company’s credit ratings. If the Company’s credit rating were to fall below investment grade, the counterparties have the ability to cancel the derivative agreements and request immediate payment of any net liability positions. We do not have any derivative instruments with credit-risk-related contingent features that are in a net liability position at December 31, 2009.

Foreign Exchange Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to changes in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. As of December 31, 2009, we have foreign currency forward contracts outstanding for all of our anticipated cash flows associated with an outstanding debt arrangement with these wholly-owned subsidiaries. The hedged cash flows include C$370 million of principal payments, which are scheduled for December 31, 2010, and C$22 million of interest payments scheduled for December 31, 2010. We have designated our foreign currency derivatives as cash flow hedges.

Gains or losses on the derivatives and the offsetting losses or gains on the hedged items attributable to foreign currency exchange risk are recognized in current earnings. We include gains and losses on our foreign currency forward contracts as adjustments to other income and expense, which is the same financial statement line item where offsetting gains and losses on the related hedged items are recorded. The following table summarizes the pre-

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax impacts of our foreign currency cash flow derivatives on our results of operations and comprehensive income (in millions):

	Amount of Gain or		Amount of Gain or
	(Loss) Recognized		(Loss) Reclassified
	in OCI on	Statement of	from AOCI into
Years Ended	Derivatives	Operations	Income
December 31,	(Effective Portion)	Classification	(Effective Portion)

2009	$(47)	Other income (expense)	$(47)
2008	$65	Other income (expense)	$72
2007	$(45)	Other income (expense)	$(56)

The above table represents the impacts of our foreign exchange contracts on a pre-tax basis. Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. Adjustments to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges resulted in the recognition of an after-tax loss of $28 million during the year ended December 31, 2009; an after-tax gain of $40 million during the year ended December 31, 2008; and an after-tax loss of $28 million during the year ended December 31, 2007. Adjustments for the reclassification of gains or (losses) from accumulated other comprehensive income into income were $(28) million during the year ended December 31, 2009; $44 million during the year ended December 31, 2008; and $(34) million during the year ended December 31, 2007. There was no significant ineffectiveness associated with these hedges during the years ended December 31, 2009, 2008 or 2007. Ineffectiveness has been included in other income and expense during each of the reported periods.

9.	Income Taxes

Provision for Income Taxes

Our “Provision for income taxes” consisted of the following (in millions):

	Years Ended December 31,
	2009	2008	2007

Current:
Federal	$407	$436	$412
State	74	52	33
Foreign	26	31	25

	507	519	470

Deferred:
Federal	(45)	126	91
State	(35)	27	(3)
Foreign	(14)	(3)	(18)

	(94)	150	70

Provision for income taxes	$413	$669	$540

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal statutory income tax rate is reconciled to the effective rate as follows:

	Years Ended December 31,
	2009	2008	2007

Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	3.75	3.63	2.62
Non-conventional fuel tax credits	—	—	(2.54)
Noncontrolling interests	(1.56)	(0.80)	(0.92)
Taxing authority audit settlements and other tax adjustments	(2.89)	(0.99)	(1.19)
Nondeductible costs relating to acquired intangibles	0.18	0.79	1.08
Tax rate differential on foreign income	(0.24)	(0.03)	0.04
Cumulative effect of change in tax rates	(0.49)	—	(1.76)
Utilization of capital loss	(4.44)	—	—
Other	(1.24)	(0.37)	(1.46)

Provision for income taxes	28.07%	37.23%	30.87%

The comparability of our income taxes for the reported periods has been significantly affected by variations in our income before income taxes, tax audit settlements, changes in effective state and Canadian statutory tax rates, utilization of state net operating loss and credit carry-forwards, utilization of a capital loss carry-back and non-conventional fuel tax credits. For financial reporting purposes, income before income taxes showing domestic and foreign sources was as follows (in millions) for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007

Domestic	$1,396	$1,693	$1,651
Foreign	77	104	98

Income before income taxes	$1,473	$1,797	$1,749

Tax Audit Settlements — The Company and its subsidiaries file income tax returns in the United States and Puerto Rico, as well as various state and local jurisdictions and Canada. We are currently under audit by the IRS and from time to time we are audited by other taxing authorities. Our audits are in various stages of completion.

During 2009, we effectively settled an IRS audit for the 2008 tax year as well as various state tax audits. The settlement of these tax audits resulted in a reduction to our “Provision for income taxes” of $11 million, or $0.02 per diluted share, for the year ended December 31, 2009.

During 2008, we settled IRS audits for the 2006 and 2007 tax years as well as various state tax audits. In addition, we settled Canadian audits for the tax years 2002 through 2005. The settlement of these tax audits resulted in a reduction to our “Provision for income taxes” of $26 million, or $0.05 per diluted share, for the year ended December 31, 2008.

During 2007, we settled an IRS audit for the tax years 2004 and 2005 and various state tax audits, resulting in a reduction in income tax expense of $40 million, or $0.08 per diluted share. Our 2007 “Net income attributable to Waste Management, Inc.” was also increased by $1 million due to interest income recognized from audit settlements.

We are currently in the examination phase of an IRS audit for the 2009 tax year and expect this audit to be completed within the next 12 months. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

return. We are also currently undergoing audits by various state and local jurisdictions that date back to 1999 and examinations associated with Canada that date back to 1998.

Effective State Tax Rate Change — During 2009, our current state tax rate increased from 6.0% to 6.25% and our deferred state tax rate increased from 5.5% to 5.75%, resulting in an increase to our provision for income taxes of $3 million and $6 million, respectively. During 2008, our current state tax rate increased from 5.5% to 6.0%, resulting in an increase to our income taxes of $5 million. The increases in these rates are primarily due to changes in state law. The comparison of our effective state tax rate during the reported periods has also been affected by return-to-accrual adjustments, which reduced our “Provision for income taxes” in 2009, 2008 and 2007.

Canada Statutory Tax Rate Change — During 2009, the provincial tax rates in Ontario were reduced, which resulted in a $13 million tax benefit as a result of the revaluation of the related deferred tax balances. In addition, during 2007, the Canadian federal government enacted tax rate reductions, which resulted in a $30 million tax benefit on the revaluation of the related deferred tax balances. We did not have any comparable adjustments during the year ended December 31, 2008.

State Net Operating Loss and Credit Carry-Forwards — During 2009 and 2008, we realized state net operating loss and credit carry-forwards by reducing related valuation allowances resulting in a reduction to our “Provision for income taxes” for those periods of $35 million and $3 million, respectively. No corresponding benefit was recognized in 2007.

Capital Loss Carry-Back — During 2009, we generated a capital loss from the liquidation of a foreign subsidiary. We have determined that the capital loss can be utilized to offset capital gains from 2006 and 2007, which resulted in a reduction to our 2009 “Provision for income taxes” of $65 million.

Non-Conventional Fuel Tax Credits — The favorable impact of non-conventional fuel tax credits on our 2007 effective tax rate was derived from our investments in two coal-based, synthetic fuel production facilities, which provided $37 million of tax credits in 2007, and our landfill gas-to-energy projects, which provided $13 million of tax credits in 2007. The fuel generated from the facilities and our landfill gas-to-energy projects qualified for tax credits through 2007 under Section 45K of the Internal Revenue Code.

Our noncontrolling interests in the coal-based synthetic fuel production facilities resulted in the recognition of our pro-rata share of the facilities’ losses, the amortization of our investments, and additional expense associated with other estimated obligations all being recorded as “Equity in net losses of unconsolidated entities” within our Consolidated Statements of Operations. In 2007, our equity in the net losses of the facilities was $42 million and we recognized a tax benefit associated with the losses and the associated tax credits of $53 million.

Unremitted Earnings in Foreign Subsidiaries — At December 31, 2009, remaining unremitted earnings in foreign operations were approximately $550 million, which are considered permanently invested and, therefore, no provision for U.S. income taxes has been accrued for these unremitted earnings.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets (Liabilities)

The components of the net deferred tax assets (liabilities) at December 31 are as follows (in millions):

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$259	$168
Landfill and environmental remediation liabilities	54	21
Miscellaneous and other reserves	176	249

Subtotal	489	438
Valuation allowance	(139)	(135)
Deferred tax liabilities:
Property and equipment	(941)	(1,012)
Goodwill and other intangibles	(802)	(736)

Net deferred tax liabilities	$(1,393)	$(1,445)

At December 31, 2009, we had $28 million of federal net operating loss, or NOL, carry-forwards, $1.4 billion of state NOL carry-forwards, and $12 million of Canadian NOL carry-forwards. The federal and state NOL carry-forwards have expiration dates through the year 2029. The Canadian NOL carry-forwards are expected to be utilized in 2010. We also realized a capital loss, $76 million of which is carried forward and expires in 2014. In addition, we have $39 million of state tax credit carry-forwards at December 31, 2009.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation. The valuation allowance increased $4 million in 2009. This was primarily due to an increase of $26 million resulting from our capital loss carry-forward, offset, in part, by a $24 million state tax benefit due to a reduction in the valuation allowance related to the expected utilization of state NOL and credit carry-forwards. The remaining increase in our valuation allowance was due to changes in our gross deferred tax assets due to changes in state NOL and credit carry-forwards.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including accrued interest for 2009, 2008 and 2007 is as follows (in millions):

	2009	2008	2007

Balance at January 1	$84	$102	$117
Additions based on tax positions related to the current year	6	9	10
Additions related to tax positions of prior years	—	11	4
Accrued interest	4	4	7
Reductions for tax positions of prior years	(1)	—	(1)
Settlements	(10)	(36)	(26)
Lapse of statute of limitations	(8)	(6)	(9)

Balance at December 31	$75	$84	$102

These liabilities are primarily included as a component of long-term “Other liabilities” in our Consolidated Balance Sheets because the Company generally does not anticipate that settlement of the liabilities will require

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment of cash within the next twelve months. As of December 31, 2009, $50 million of unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

We recognize interest expense related to unrecognized tax benefits in tax expense. During the years ended December 31, 2009, 2008 and 2007 we recognized approximately $4 million, $4 million and $7 million, respectively, of such interest expense as a component of our “Provision for income taxes.” We had approximately $11 million and $9 million of accrued interest in our Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively. We do not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007.

We anticipate that approximately $20 million of liabilities for unrecognized tax benefits, including accrued interest, and $7 million of related deferred tax assets may be reversed within the next 12 months. The anticipated reversals are related to various federal and state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

10.	Employee Benefit Plans

Defined Contribution Plans — Our Waste Management retirement savings plans are 401(k) plans that cover employees, except those working subject to collective bargaining agreements that do not allow for coverage under such plans. Employees are generally eligible to participate in the plans following a 90-day waiting period after hire and may contribute as much as 25% of their annual compensation, subject to annual contribution limitations established by the IRS. Under our largest retirement savings plan, we match, in cash, 100% of employee contributions on the first 3% of their eligible compensation and match 50% of employee contributions on the next 3% of their eligible compensation, resulting in a maximum match of 4.5%. Both employee and Company contributions vest immediately. Charges to “Operating” and “Selling, general and administrative” expenses for our defined contribution plans were $50 million in 2009, $59 million in 2008 and $54 million in 2007.

Defined Benefit Plans — Certain of the Company’s subsidiaries sponsor pension plans that cover employees not covered by the Savings Plan. These employees are members of collective bargaining units. In addition, Wheelabrator Technologies Inc., a wholly-owned subsidiary, sponsors a pension plan for its former executives and former Board members. As of December 31, 2009, the combined benefit obligation of these pension plans was $69 million, and the plans had $51 million of plan assets, resulting in an unfunded benefit obligation for these plans of $18 million.

In addition, Waste Management Holdings, Inc. and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retired employees as of December 31, 1998. The unfunded benefit obligation for these plans was $45 million at December 31, 2009.

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans are $63 million as of December 31, 2009 and are included as components of “Accrued liabilities” and long-term “Other liabilities” in our Consolidated Balance Sheet.

We are a participating employer in a number of trustee-managed multi-employer, defined benefit pension plans for employees who participate in collective bargaining agreements. Contributions of $34 million in 2009, $35 million in 2008 and $33 million in 2007 were charged to operations for our subsidiaries’ ongoing participation in these defined benefit plans. Our portion of the projected benefit obligation, plan assets and unfunded liability of the multi-employer pension plans are not material to our financial position. Specific benefit levels provided by union pension plans are not negotiated with or known by the employer contributors.

Based on our negotiations with collective bargaining units and our review of the plans in which they participate, we may negotiate for the complete or partial withdrawal from one or more of these pension plans. If we elect to withdraw from these plans, we may incur expenses associated with our obligations for unfunded vested

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits at the time of the withdrawal. As discussed in Note 11, in 2009 and 2008, we recognized aggregate charges of $9 million and $39 million, respectively, to “Operating” expenses for the withdrawal of certain bargaining units from multi-employer pension plans.

11.	Commitments and Contingencies

Financial Instruments — We have obtained letters of credit, performance bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill closure and post-closure requirements, environmental remediation, and other obligations.

Historically, our revolving credit facilities have been used to obtain letters of credit to support our bonding and financial assurance needs. We also have three letter of credit facilities that were established to provide us with additional sources of capacity from which we may obtain letters of credit. These facilities are discussed further in Note 7. We obtain surety bonds and insurance policies from an entity in which we have a noncontrolling financial interest. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for the parent holding company and its other subsidiaries, to secure such performance obligations. In those instances where our use of financial assurance from entities we own or have financial interests in is not allowed, we generally have available alternative bonding mechanisms.

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

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The estimated accruals for these liabilities could be affected if future occurrences or loss development significantly differ from the assumptions used. As of December 31, 2009, our general liability insurance program carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2009, our auto liability insurance program included a per-incident base deductible of $5 million, subject to additional aggregate deductibles in the $5 million to $10 million layer of $4.8 million. Self-insurance claims reserves acquired as part of our acquisition of WM Holdings in July 1998 were discounted at 3.75% at December 31, 2009, 2.25% at December 31, 2008 and 4.0%

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at December 31, 2007. The changes to our net insurance liabilities for the three years ended December 31, 2009 are summarized below (in millions):

	Gross Claims	Estimated Insurance	Net Claims
	Liability	Recoveries(a)	Liability

Balance, December 31, 2006	$652	$(267)	$385
Self-insurance expense (benefit)	144	(1)	143
Cash (paid) received	(225)	54	(171)

Balance, December 31, 2007	571	(214)	357
Self-insurance expense (benefit)	169	(28)	141
Cash (paid) received	(209)	51	(158)

Balance, December 31, 2008	531	(191)	340
Self-insurance expense (benefit)	184	(32)	152
Cash (paid) received	(174)	29	(145)

Balance, December 31, 2009(b)	$541	$(194)	$347

Current portion at December 31, 2009	$149	$(63)	$86
Long-term portion at December 31, 2009	$392	$(131)	$261

(a)	Amounts reported as estimated insurance recoveries are related to both paid and unpaid claims liabilities.

(b)	We currently expect substantially all of our recorded obligations to be settled in cash in the next five years.

For the 14 months ended January 1, 2000, we insured certain risks, including auto, general liability and workers’ compensation, with Reliance National Insurance Company, whose parent filed for bankruptcy in June 2001. In October 2001, the parent and certain of its subsidiaries, including Reliance National Insurance Company, were placed in liquidation. We believe that because of probable recoveries from the liquidation, currently estimated to be $14 million, it is unlikely that events relating to Reliance will have a material adverse impact on our financial statements.

We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Operating Leases — Rental expense for leased properties was $114 million during both 2009 and 2008 and $135 million during 2007. These amounts primarily include rents under operating leases. Minimum contractual payments due for our operating lease obligations are $88 million in 2010, $75 million in 2011, $72 million in 2012, $58 million in 2013 and $47 million in 2014.

Our minimum contractual payments for lease agreements during future periods is significantly less than current year rent expense because our significant lease agreements at landfills have variable terms based either on a percentage of revenue or a rate per ton of waste received.

Purchase Commitment — We continue to focus on the expansion of our waste-to-energy business and are actively pursuing various projects in the United States and internationally. In August 2009, we entered into an agreement to purchase a 40% equity investment in Shanghai Environment Group (“SEG”), a subsidiary of Shanghai Chengtou Holding, for approximately $140 million. As a joint venture partner in SEG, we will participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG will also focus on building new waste-to-energy facilities in China. The Ministry of Commerce of the People’s Republic of China approved the transaction in January 2010 and we currently expect the transaction to close during the first half of 2010.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments

•	Share Repurchases — In December 2009, we entered into a plan under SEC Rule 10b5-1 to effect market purchases of our common stock during the first quarter of 2010. See Note 15 for additional information related to this arrangement.

•	Fuel Supply — We have purchase agreements expiring at various dates through 2011 that require us to purchase minimum amounts of wood waste, anthracite coal waste (culm) and conventional fuels at our independent power production plants. These fuel supplies are used to produce steam that is sold to industrial and commercial users and electricity that is sold to electric utilities, which is generally subject to the terms and conditions of long-term contracts. Our purchase agreements have been established based on the plants’ anticipated fuel supply needs to meet the demands of our customers under these long-term electricity sale contracts. Under our fuel supply take-or-pay contracts, we are generally obligated to pay for a minimum amount of waste or conventional fuel at a stated rate even if such quantities are not required in our operations.

•	Disposal — We have several agreements expiring at various dates through 2052 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities. We generally fulfill our minimum contractual obligations by disposing of volumes collected in the ordinary course of business at these disposal facilities.

•	Waste Paper — We are party to a waste paper purchase agreement that requires us to purchase a minimum number of tons of waste paper. The cost per ton we pay is based on market prices plus the cost of delivery to our customers. We currently expect to fulfill our purchase obligations by 2013.

•	Royalties — We have various arrangements that require us to make royalty payments to third parties including prior land owners, lessors or host communities where our operations are located. Certain of these agreements provide for minimum royalties and require that we make fixed, periodic payments. Our obligations expire at various dates through 2025. Although minimum payments are required under certain of the royalty agreements, our obligations generally are based on per ton rates for waste actually received at our transfer stations, landfills or waste-to-energy facilities.

•	Property — From time to time, we make commitments to purchase assets that we expect to use in our operations. We are currently party to an agreement to purchase a corporate aircraft to replace an existing aircraft, the lease for which is expiring in early 2011. The agreement requires that we make installment payments between now and delivery, expected in 2010, based on the total purchase price for the aircraft.

Our unconditional obligations are established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. Our actual future obligations under these outstanding agreements are generally quantity driven, and, as a result, our associated financial obligations are not fixed as of December 31, 2009. For these contracts, we have estimated our future obligations based on the current market values of the underlying products or services. Our estimated minimum obligations for the above-described purchase obligations are $166 million in 2010, $61 million in 2011, $53 million in 2012, $31 million in 2013 and $18 million in 2014. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of December 31, 2009, WM Holdings has fully and unconditionally guaranteed all of WMI’s senior indebtedness, including its senior notes, revolving credit agreement and certain letter of credit facilities, which matures through 2039. WMI has fully and unconditionally guaranteed all of the senior indebtedness of WM Holdings, which matures through 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 23 for further information.

•	WMI and WM Holdings have guaranteed the tax-exempt bonds and other debt obligations of their subsidiaries. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WMI or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 7 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Consolidated Balance Sheets. As of December 31, 2009, our maximum future payments associated with these guarantees are approximately $9 million. We do not believe that it is likely that we will be required to perform under these guarantees.

•	Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. For acquisitions completed in 2009, we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. For acquisitions completed before 2009, the costs associated with any additional consideration requirements are accounted for as incurred. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

•	WMI and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

We currently do not believe it is reasonably likely that we would be called upon to perform under these guarantees and do not believe that any of the obligations would have a material effect on our financial position, results of operations and cash flows.

Environmental Matters — A significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection, as we are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a site. In addition to remediation activity required by state or local authorities, such liabilities include PRP investigations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The costs associated with these liabilities can include settlements, certain legal and consultant fees, as well as incremental internal and external costs directly associated with site investigation and clean-up.

As of December 31, 2009, we had been notified that we are a PRP in connection with 74 locations listed on the EPA’s National Priorities List, or NPL. Of the 74 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 58 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

Litigation — In April 2002, two former participants in the ERISA plans of Waste Management Holdings, Inc., a wholly-owned subsidiary we acquired in 1998 (“WM Holdings”), filed a lawsuit in the U.S. District Court for the District of Columbia in a case entitled William S. Harris, et al. v. James E. Koenig, et al. The lawsuit named as defendants WM Holdings; the members of WM Holdings’ Board of Directors prior to July 1998; the administrative and investment committees of WM Holdings’ ERISA plans and their individual members; WMI’s retirement savings plan; the investment committees of WMI’s plan and its individual members; and State Street Bank & Trust, the trustee and investment manager of the ERISA plans. The lawsuit attempts to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the securities class action against WM Holdings that was settled in 1998 and the securities class action against WMI that was settled in 2001. The defendants filed motions to dismiss the complaints on the pleadings, and the Court granted in part and denied in part the defendants’ motions in the first quarter of 2009. However, in December 2009, the Court granted the plaintiffs’ motion for leave to file a fourth amended complaint to overcome the dismissal of certain complaints and motion for leave to file a substitute fourth amended complaint to add two new claims. Each of Mr. Pope, Mr. Rothmeier and Ms. San Juan Cafferty, members of our Board of Directors, was a member of the WM Holdings’ Board of Directors and therefore is a named defendant in these actions, as is Mr. Simpson, our Chief Financial Officer, by virtue of his membership on the WMI ERISA plan Investment Committee at that time. All of the defendants intend to continue to defend themselves vigorously.

There are two separate wage and hour lawsuits pending against certain of our subsidiaries in California, each seeking class certification. The actions were coordinated to proceed in San Diego County. Both lawsuits make the same general allegations that the defendants failed to comply with certain California wage and hour laws, including allegedly failing to provide meal and rest periods, and failing to properly pay hourly and overtime wages. We deny the claims and intend to continue to vigorously defend these matters. Given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can possible damages, if any, be reasonably estimated. Similarly, a purported class action lawsuit was filed against WMI in August 2008 in federal court in Minnesota alleging that we violated the Fair Labor Standards Act. The court in the Minnesota lawsuit denied the plaintiffs’ motion for conditional class certification, after which 33 separate lawsuits were filed in 32 states in addition to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minnesota, all pursuing the same claims contained in the class action lawsuit, but on state-by-state bases. In December 2009, we reached a tentative settlement to resolve all 33 lawsuits.

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

WMI’s charter and bylaws require indemnification of its officers and directors if statutory standards of conduct have been met and allow the advancement of expenses to these individuals upon receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not meet the required standards of conduct. Additionally, WMI has entered into separate indemnification agreements with each of the members of its Board of Directors as well as its Chief Executive Officer, its President and its Chief Financial Officer. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries, including the Harris lawsuit mentioned above, or other actions or proceedings that may be brought against its former or current officers, directors and employees.

On March 20, 2008, we filed a lawsuit in state district court in Harris County, Texas against SAP AG and SAP America, Inc., alleging fraud and breach of contract. The lawsuit relates to our 2005 software license from SAP for a waste and recycling revenue management system and agreement for SAP to implement the software on a fixed-fee basis. We have alleged (i) that SAP demonstrated and sold software that SAP represented was a mature, “out-of-the-box” software solution that met the specific business requirements of the Company; (ii) that SAP represented no production, modification or customization would be necessary; and (iii) that SAP represented the software would be fully implemented throughout the Company in 18 months. We are vigorously pursuing all claims available, including recovery of all payments we have made, costs we have incurred and the benefits we have not realized. SAP filed a general denial to the suit. Discovery is ongoing and trial is currently scheduled for May 2010.

During the first quarter of 2009, we determined to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of a revenue management system that would include the licensed SAP software. Accordingly, after careful consideration of the failures and immaturity of the SAP software, we determined to abandon any alternative that includes the use of the SAP software. Our determination to abandon the SAP software resulted in non-cash impairment charges of $51 million. Refer to Note 13 for additional information related to the impairment charge.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonably believe could exceed $100,000. The following matter pending as of December 31, 2009 is disclosed in accordance with that requirement:

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

In connection with our ongoing re-negotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. In 2008, we recognized an aggregate charge of $39 million to “Operating” expenses for the withdrawal of certain bargaining units from multi-employer pension plans, including a $35 million charge resulting from our partial withdrawal from the Central States Pension Plan. In 2009, we recognized an additional charge of $9 million to “Operating” expenses for the withdrawal of certain bargaining units in the East from multi-employer pension plans. We do not believe that our withdrawals from the multi-employer plans, individually or in the aggregate, would have a material adverse effect on our financial condition or liquidity. However, withdrawals of other bargaining units in the future could have a material adverse effect on our results of operations for the period in which any such withdrawals may be recorded.

Tax Matters — During 2009, we effectively settled our 2008 federal tax audit and various state tax audits resulting in a tax benefit of $11 million. We are currently in the examination phase of an IRS audit for the 2009 tax year and expect this audit to be completed within the next 12 months. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 1999 and examinations associated with Canada that date back to 1998. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

12.	Restructuring

2009 Restructuring — In January 2009, we took steps to further streamline our organization by (i) consolidating our Market Areas; (ii) integrating the management of our recycling operations with our other solid waste business; and (iii) realigning our Corporate organization with this new structure in order to provide support functions more efficiently.

Our principal operations are managed through our Groups, which are discussed in Note 21. Each of our four geographic Groups had been further divided into 45 Market Areas. As a result of our restructuring, the Market Areas were consolidated into 25 Areas. We found that our larger Market Areas generally were able to achieve efficiencies through economies of scale that were not present in our smaller Market Areas, and this reorganization has allowed

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

us to lower costs and to continue to standardize processes and improve productivity. In addition, during the first quarter of 2009, responsibility for the oversight of day-to-day recycling operations at our material recovery facilities and secondary processing facilities was transferred from our Waste Management Recycle America, or WMRA, organization to our four geographic Groups. By integrating the management of our recycling facilities’ operations with our other solid waste business, we are able to more efficiently provide comprehensive environmental solutions to our customers. In addition, as a result of this realignment, we have significantly reduced the overhead costs associated with managing this portion of our business and have increased the geographic Groups’ focus on maximizing the profitability and return on invested capital of our business on an integrated basis.

This restructuring eliminated over 1,500 employee positions throughout the Company. During 2009, we recognized $50 million of pre-tax charges associated with this restructuring, of which $41 million were related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized. The following table summarizes the charges recognized in 2009 for this restructuring by each of our reportable segments and our Corporate and Other organizations (in millions):

Eastern	$12
Midwest	11
Southern	10
Western	6
Wheelabrator	1
Corporate and Other	10

Total	$50

Through December 31, 2009, we had paid approximately $36 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the fourth quarter of 2010.

2008 Restructuring — The $2 million of restructuring expenses recognized during 2008 was related to a reorganization of customer service functions in our Western Group and the realignment of certain operations in our Southern Group.

2007 Restructuring — In 2007, we restructured certain operations and functions, resulting in the recognition of a charge of $10 million. Approximately $7 million of our restructuring costs was incurred by our Corporate organization, $2 million was incurred by our Midwest Group and $1 million was incurred by our Western Group. These charges included $8 million for employee severance and benefit costs and $2 million related to operating lease agreements.

13.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2009	2008	2007

(Income) expense from divestitures (including held-for-sale impairments)	$—	$(33)	$(59)
Asset impairments (excluding held-for-sale impairments)	83	4	12

	$83	$(29)	$(47)

(Income) Expense from Divestitures (including held-for-sale impairments) — The net gains from divestitures during 2008 and 2007 were a result of our focus on selling underperforming businesses. In 2008, these gains were

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily related to the divestiture of underperforming collection operations in our Southern Group; and in 2007, the gains were related to the divestiture of underperforming collection, transfer and recycling operations in our Eastern, Western and Southern Groups.

Asset Impairments (excluding held-for-sale impairments) — Through December 31, 2008, we had capitalized $70 million of accumulated costs associated with the development of our waste and recycling revenue management system. A significant portion of these costs was specifically associated with the purchase of the license of SAP’s waste and recycling revenue management software and the efforts required to develop and configure that software for our use. After a failed pilot implementation of the software in one of our smallest Market Areas, the development efforts associated with the SAP revenue management system were suspended in 2007. As disclosed in Note 11, in March 2008, we filed suit against SAP and are currently scheduled for trial in May 2010.

During 2009, we determined to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of a revenue management system that would include the licensed SAP software. Accordingly, after careful consideration of the failures of the SAP software, we determined to abandon any alternative that would include the use of the SAP software. The determination to abandon the SAP software as our revenue management system resulted in a non-cash charge of $51 million, $49 million of which was recognized during the first quarter of 2009 and $2 million of which was recognized during the fourth quarter of 2009.

We recognized an additional $32 million of impairment charges during 2009, $27 million of which was recognized by the West Group during the fourth quarter of 2009 to fully impair a landfill in California as a result of a change in our expectations for the future operations of the landfill. The remaining impairment charges were primarily attributable to a charge required to write down certain of our investments in portable self-storage operations to their fair value as a result of our acquisition of a controlling financial interest in those operations.

During 2008, we recognized a $4 million impairment charge, primarily as a result of a decision to close a landfill in our Southern Group. During 2007, we recognized $12 million in impairment charges related to two landfills in our Southern Group. The impairments were necessary as a result of the re-evaluation of our business alternatives for one landfill and the expiration of a contract that we had expected would be renewed that had significantly contributed to the volumes for the second landfill.

14.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in millions):

	December 31,
	2009	2008	2007

Accumulated unrealized loss on derivative instruments, net of taxes of $4 for 2009, $12 for 2008, and $13 for 2007	$(8)	$(19)	$(20)
Accumulated unrealized gain (loss) on marketable securities, net of taxes of $1 for 2009, $1 for 2008, and $3 for 2007	2	(2)	5
Foreign currency translation adjustments	212	113	240
Funded status of post-retirement benefit obligations, net of taxes of $1 for 2009, $5 for 2008 and $0 for 2007	2	(4)	4

	$208	$88	$229

15.	Capital Stock, Share Repurchases and Dividends

Capital Stock

As of December 31, 2009, we have 486.1 million shares of common stock issued and outstanding. We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. The Board of Directors

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have ten million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Share Repurchases

In 2007, the maximum amount of capital allocated to our share repurchases and dividend payments by our Board of Directors was $2.1 billion. In 2008, our Board of Directors approved a capital allocation program that included the authorization for up to $1.4 billion in combined cash dividends and common stock repurchases. Additionally, $184 million of the capital allocated to share repurchases in 2007 remained available for 2008 repurchases. In July 2008, we suspended our share repurchases in connection with a proposed acquisition. In the fourth quarter of 2008, we determined that, given the state of the economy and the financial markets, it would be prudent to suspend repurchases for the foreseeable future. As a result, share repurchases made during 2008 were significantly less than that which was authorized.

In June 2009, we decided that the improvement in the capital markets and the economic environment supported a decision to resume repurchases of our common stock during the second half of 2009.

The following is a summary of activity under our stock repurchase programs for each year presented:

	Years Ended December 31,
	2009	2008	2007

Shares repurchased (in thousands)	7,237	12,390	39,946
Per share purchase price	$28.06-$33.80	$28.98-$38.44	$33.00-$40.13
Total repurchases (in millions)	$226	$410	$1,421

In December 2009, we entered into a plan under SEC Rule 10b5-1 to effect market purchases of our common stock in 2010. These common stock repurchases were made in accordance with our Board approved capital allocation program. We repurchased $68 million of our common stock pursuant to the plan, which was completed on February 12, 2010.

Future share repurchases will be made within the limits approved by our Board of Directors at the discretion of management, and will depend on factors similar to those considered by the Board in making dividend declarations.

Dividends

Our quarterly dividends have been declared by our Board of Directors and paid in accordance with the capital allocation programs discussed above. Cash dividends declared and paid were $569 million in 2009, or $1.16 per common share; $531 million in 2008, or $1.08 per common share; and $495 million in 2007, or $0.96 per common share.

In December 2009, we announced that our Board of Directors expects to increase the per share quarterly dividend from $0.29 to $0.315 for dividends declared in 2010. However, all future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

16.	Stock-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, employees are able

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made through payroll deductions, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2009, 2008 and 2007 was approximately 969,000, 839,000 and 713,000, respectively. Including the impact of the January 2010 issuance of shares associated with the July to December 2009 offering period, approximately 2.5 million shares remain available for issuance under the plan.

Accounting for our Employee Stock Purchase Plan increased annual compensation expense by approximately $6 million, or $4 million net of tax, for both 2009 and 2008 and by approximately $5 million, or $3 million net of tax, for 2007.

Employee Stock Incentive Plans

Pursuant to our stock incentive plan, we have the ability to issue stock options, stock awards and stock appreciation rights, all on terms and conditions determined by the Management Development and Compensation Committee of our Board of Directors.

The Company’s 2004 Stock Incentive Plan, which authorized the issuance of up to 34 million shares of our common stock, terminated by its terms in May 2009, at which time stockholders approved our 2009 Stock Incentive Plan. Under the 2009 Plan, up to 26.2 million shares of our common stock are available for issuance. All of our stock-based compensation awards described herein have been made under either our 2004 or 2009 Plan. We currently utilize treasury shares to meet the needs of our equity-based compensation programs under the 2009 Plan and to settle outstanding awards granted pursuant to previous incentive plans.

During the three years ended December 31, 2009, the Company’s long-term incentive plan, or LTIP, has included an annual grant of restricted stock units and performance share units for key employees. Beginning in 2008, the annual LTIP grant made to the Company’s senior leadership team, which generally represents the Company’s executive officers, has been comprised solely of performance share units. During the reported periods, the Company has also granted restricted stock units to employees working on key initiatives; in connection with new hires and promotions; and to field-based managers.

Restricted Stock Units — A summary of our restricted stock units is presented in the table below (units in thousands):

	Years Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair		Fair		Fair
	Units	Value	Units	Value	Units	Value

Unvested, Beginning of year	1,121	$33.46	1,124	$32.58	1,279	$30.63
Granted	369	$23.66	359	$33.33	324	$37.28
Vested(a)	(412)	$31.49	(338)	$30.41	(376)	$30.43
Forfeited	(48)	$32.81	(24)	$33.22	(103)	$30.94

Unvested, End of year	1,030	$30.76	1,121	$33.46	1,124	$32.58

(a)	The total fair market value of the shares issued upon the vesting of restricted stock units during the years ended December 31, 2009, 2008 and 2007 was $13 million, $11 million and $14 million, respectively.

Restricted stock units provide award recipients with dividend equivalents during the vesting period, but the units may not be voted or sold until time-based vesting restrictions have lapsed. Restricted stock units provide for three-year cliff vesting. Unvested units are subject to forfeiture in the event of voluntary or for-cause termination.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Performance Share Units — Performance share units are payable in shares of common stock based on the achievement of certain financial measures, after the end of a three-year performance period. At the end of the three-year period, the number of shares awarded can range from 0% to 200% of the targeted amount. A summary of our performance share units is presented in the table below (units in thousands):

	Years Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair		Fair		Fair
	Units	Value	Units	Value	Units	Value

Unvested, Beginning of year	2,644	$34.10	2,134	$32.72	1,391	$29.52
Granted	1,159	$22.66	1,169	$32.92	907	$37.28
Vested(a),(b)	(635)	$31.93	(615)	$27.05	(53)	$27.05
Forfeited	(86)	$33.59	(44)	$34.48	(111)	$32.86

Unvested, End of year	3,082	$30.26	2,644	$34.10	2,134	$32.72

(a)	The units that vested in 2009 and 2008 were subject to three-year performance targets that were established when the awards were granted. The Company’s financial results for the three-year periods ended December 31, 2008 and December 31, 2007, as measured for purposes of these awards, were lower than the target levels established. Accordingly, in 2009, we issued approximately 594,000 shares for vested units, or 94% of the established target and in 2008, we issued approximately 561,000 shares for vested units, or 91% of the established target. The Company’s performance exceeded the target level established for the awards that vested in 2007 and we issued approximately 65,000 shares.

(b)	The shares issued upon the vesting of performance share units had a fair market value of $17 million in 2009, $19 million in 2008 and $2 million in 2007.

Performance share units have no voting rights and dividend equivalents are paid out in cash based on actual performance at the end of the awards’ performance period. Performance share units are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period, are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and are subject to forfeiture in the event of voluntary or for-cause termination.

Compensation expense associated with performance share units that continue to vest based on future performance is measured based on the grant-date fair value of our common stock. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of both the probability that the performance criteria will be achieved and current period and historical forfeitures.

For the years ended December 31, 2009, 2008 and 2007, we recognized $22 million, $42 million and $31 million, respectively, of compensation expense associated with restricted stock unit and performance share unit awards as a component of “Selling, general and administrative” expenses in our Consolidated Statement of Operations. Our “Provision for income taxes” for the years ended December 31, 2009, 2008 and 2007 include

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related deferred income tax benefits of $9 million, $16 million and $12 million, respectively. We have not capitalized any equity-based compensation costs during the years ended December 31, 2009, 2008 and 2007.

Compensation expense recognized in 2009 was significantly less than expense recognized in prior years primarily due to the Company’s determination that it is no longer probable that the targets established for performance share units granted in 2008 will be met. Accordingly, during the second quarter of 2009, we recognized an adjustment to “Selling, general and administrative” expenses for the reversal of all previously recognized compensation expense associated with this award. As of December 31, 2009, we estimate that a total of approximately $30 million of currently unrecognized compensation expense will be recognized in future periods for unvested restricted stock unit and performance share unit awards issued and outstanding. Our estimated unrecognized compensation expense is also lower in 2009 than in prior years as a result of our determination that it is no longer probable that the targets for performance share units granted in 2008 will be achieved. Unrecognized compensation expense associated with all unvested awards currently outstanding is expected to be recognized over a weighted average period of approximately two years.

Stock Options — Prior to 2005, stock options were the primary form of equity-based compensation we granted to our employees.

A summary of our stock options is presented in the table below (shares in thousands):

	Years Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, Beginning of year	11,045	$26.97	14,620	$29.33	21,779	$29.52
Granted(a)	1	$27.90	6	$35.27	17	$38.47
Exercised(b)	(1,285)	$30.20	(1,506)	$24.95	(5,252)	$25.96
Forfeited or expired	(961)	$39.62	(2,075)	$45.09	(1,924)	$40.75

Outstanding, End of year(c)	8,800	$25.98	11,045	$26.97	14,620	$29.33

Exercisable, End of year	8,798	$25.98	11,044	$26.97	14,618	$29.33

(a)	Although we stopped granting stock options in 2005, some of our outstanding options have a reload feature that provides for the automatic grant of a new stock option when the exercise price of the existing stock option is paid using already owned shares of common stock. The new option will be for the same number of shares used as payment of the exercise price.

(b)	The aggregate intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $12 million, $16 million and $62 million, respectively.

(c)	Stock options outstanding as of December 31, 2009 have a weighted average remaining contractual term of 2.9 years and an aggregate intrinsic value of $69 million based on the market value of our common stock on December 31, 2009.

We received cash proceeds of $20 million, $37 million and $135 million during the years ended December 31, 2009, 2008 and 2007, respectively, from our employees’ stock option exercises. We also realized tax benefits from these stock option exercises during the years ended December 31, 2009, 2008 and 2007 of $5 million, $6 million and $24 million, respectively. These amounts have been presented as cash inflows in the “Cash flows from financing activities” section of our Consolidated Statements of Cash Flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exercisable stock options at December 31, 2009, were as follows (shares in thousands):

		Weighted Average	Weighted Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Years

$13.31-$20.00	1,525	$19.21	2.87
$20.01-$30.00	7,006	$27.18	2.91
$30.01-$39.93	267	$33.18	2.77

$13.31-$39.93	8,798	$25.98	2.90

Non-Employee Director Plans

Our non-employee directors currently receive annual grants of shares of our common stock, payable in two equal installments, under the same stock incentive plans we use for employees’ equity grants, described above. Prior to 2008, our directors received deferred stock units and were allowed to elect to defer a portion of their cash compensation in the form of deferred stock units, to be paid out in shares of our common stock at the termination of board service, pursuant to our 2003 Directors’ Deferred Compensation Plan. In late 2007, each member of the Board of Directors elected to receive payment of shares for his deferred stock units at the end of December 2008 and recognized taxable income on such payment. The Board of Directors terminated the 2003 Directors’ Plan in 2009 and, as a result, no shares remain available for issuance under that plan.

17.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Years Ended December 31,
	2009	2008	2007

Number of common shares outstanding at year-end	486.1	490.7	500.1
Effect of using weighted average common shares outstanding	5.1	1.4	17.2

Weighted average basic common shares outstanding	491.2	492.1	517.3
Dilutive effect of equity-based compensation awards, warrants and other contingently issuable shares	2.4	3.3	4.5

Weighted average diluted common shares outstanding	493.6	495.4	521.8

Potentially issuable shares	13.2	15.1	18.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.3	0.8	2.4

18.	Fair Value Measurements

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

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. As

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of December 31, 2009, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$1,096	$1,096	$—	$—
Available-for-sale securities	308	308	—	—
Interest rate derivatives	45	—	45	—

Total assets	$1,449	$1,404	$45	$—

Liabilities:
Foreign currency derivatives	$18	$—	$18	$—

Total liabilities	$18	$—	$18	$—

Cash and Cash Equivalents

Cash equivalents are reflected at fair value in our Consolidated Financial Statements based upon quoted market prices and consist primarily of money market funds that invest in United States government obligations with original maturities of three months or less.

Available-for-Sale Securities

Available for-sale securities are recorded at fair value based on quoted market prices. These assets include restricted trusts and escrow accounts invested in money market mutual funds, equity-based mutual funds and other equity securities. The cost basis of restricted trusts and escrow accounts invested in equity-based mutual funds and other equity securities was $77 million as of December 31, 2009 and 2008. Unrealized holding gains and losses on these instruments are recorded as either an increase or decrease to the asset balance and deferred as a component of “Accumulated other comprehensive income” in the equity section of our Consolidated Balance Sheets. The net unrealized holding gains on these instruments, net of taxes, were $2 million as of December 31, 2009 and the net unrealized holding losses on these instruments, net of taxes, were $2 million as of December 31, 2008. The fair value of our remaining available-for-sale securities approximates our cost basis in the investments.

Interest Rate Derivatives

As of December 31, 2009, we are party to (i) fixed-to-floating interest rate swaps that are designated as fair value hedges of our currently outstanding senior notes; (ii) forward-starting interest rate swaps that are designated as cash flow hedges of anticipated interest payments for future fixed-rate debt issuances; and (iii) Treasury rate locks that are designated as cash flow hedges of anticipated interest payments of a future fixed-rate debt issuance. Our fixed-to-floating interest rate swaps and forward-starting interest rate swaps are LIBOR based instruments. Accordingly, these derivatives are valued using a third-party pricing model that incorporates information about LIBOR yield curves for each instrument’s respective term. Our Treasury rate locks are valued using a third-party pricing model that incorporates information about the on-the-run 10-year U.S. Treasury yield curve. The third-party pricing model used to value our interest rate derivatives also incorporates Company and counterparty credit valuation adjustments, as appropriate. Counterparties to our interest rate derivatives are financial institutions who participate in our $2.4 billion revolving credit facility. Valuations of our interest rate derivatives may fluctuate significantly from period-to-period due to volatility in underlying interest rates, which are driven by market

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions and the scheduled maturities of the derivatives. Refer to Note 8 for additional information regarding our interest rate derivatives.

Foreign Currency Derivatives

Our foreign currency derivatives are valued using forward Canadian dollar exchange prices at the reporting date. Counterparties to these contracts are financial institutions who participate in our $2.4 billion revolving credit facility. Valuations may fluctuate significantly from period-to-period due to volatility in the Canadian dollar to U.S. dollar exchange rate. Due to the short-term maturities of the Company’s foreign currency exchange derivatives, counterparty credit risk is not significant. Refer to Note 8 for additional information regarding our foreign currency derivatives.

Fair Value of Debt

At December 31, 2009, the carrying value of our debt was approximately $8.9 billion compared with $8.3 billion at December 31, 2008. The carrying value of our debt includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged.

The estimated fair value of our debt was approximately $9.3 billion at December 31, 2009 and approximately $7.7 billion at December 31, 2008. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the attached interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments. The increase in the fair value of our debt when comparing December 31, 2009 with December 31, 2008 is primarily related to (i) an increase in outstanding debt balances; (ii) an increase in market prices for corporate debt securities due to a significant improvement in the condition of the credit markets as compared with late 2008, which caused a substantial increase in the fair value of our publicly-traded senior notes; and (iii) a significant decrease in current market rates on fixed-rate tax-exempt bonds.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2009 and December 31, 2008. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

19.	Acquisitions and Divestitures

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

In 2009, we acquired businesses primarily related to our collection operations. Total consideration, net of cash acquired, for acquisitions was $336 million, which included $266 million in cash payments, a liability for additional cash payments with an estimated fair value of $46 million, and assumed liabilities of $24 million. The additional cash payments are contingent upon achievement by the acquired businesses of certain negotiated goals, which generally included targeted revenues. At the date of acquisition, our estimated obligations for the contingent cash payments were between $42 million and $56 million. As of December 31, 2009, we had paid $15 million of this contingent consideration.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of purchase price was primarily to “Property and equipment,” which had an estimated fair value of $102 million; “Other intangible assets,” which had an estimated fair value of $105 million; and “Goodwill” of $125 million. Goodwill is a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible.

Our 2009 acquisitions included the purchase of the remaining equity interest in one of our portable self-storage investments, increasing our equity interest in this entity from 50% to 100%. As a result of this acquisition, we recognized a $4 million loss for the remeasurement of the fair value of our initial equity investment, which was determined to be $5 million. This loss was recognized as a component of “(Income) expense from divestitures, asset impairments and unusual items” in our Statement of Operations.

In 2008 and 2007, we completed several acquisitions for a cost, net of cash acquired, of $280 million and $90 million, respectively.

Divestitures

The aggregate sales price for divestitures of operations was $1 million in 2009, $59 million in 2008, and $224 million in 2007. The proceeds from these sales were comprised substantially of cash. We recognized net gains on these divestitures of $33 million in 2008, and $59 million in 2007. The impact to our 2009 income from operations of gains and losses on divestitures was less than $1 million. These divestitures were made as part of our initiative to improve or divest certain underperforming and non-strategic operations.

20.	Variable Interest Entities

Following is a description of our financial interests in variable interest entities that we consider significant, including (i) those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entity into our financial statements; and (ii) those that represent a significant interest in an unconsolidated entity. As disclosed in Note 24, we are in the process of assessing revised guidance from the FASB related to variable interest entities that is effective for the Company January 1, 2010.

Consolidated Variable Interest Entities

Waste-to-Energy LLCs — On June 30, 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we lease, operate and maintain. We own a 0.5% interest in one of the LLCs (“LLC I”) and a 0.25% interest in the second LLC (“LLC II”). John Hancock Life Insurance Company owns 99.5% of LLC I and 99.75% of LLC II is owned by LLC I and the CIT Group. In 2000, Hancock and CIT made an initial investment of $167 million in the LLCs, which was used to purchase the three waste-to-energy facilities and assume the seller’s indebtedness. Under the LLC agreements, the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all members of the LLCs; (ii) December 31, 2063; (iii) a court’s dissolution of the LLCs; or (iv) the LLCs ceasing to own any interest in the waste-to-energy facilities.

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% based on their respective equity interests. All capital allocations made through December 31, 2009 have been based on initial capital account balances as the target returns have not yet been achieved.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the LLCs based on differences between the fair market value of the facilities and defined termination values as provided for by the underlying lease agreements, although we believe the likelihood of the occurrence of these circumstances is remote.

We determined that we are the primary beneficiary of the LLCs because our interest in the entities is subject to variability based on changes in the fair market value of the leased facilities, while Hancock’s and CIT’s interests are structured to provide targeted returns based on their respective initial investments. As of December 31, 2009, our Consolidated Balance Sheet includes $331 million of net property and equipment associated with the LLCs’ waste-to-energy facilities and $234 million in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. During the years ended December 31, 2009, 2008 and 2007, we recognized noncontrolling interest expense of $50 million, $41 million and $35 million, respectively, for Hancock’s and CIT’s interests in the LLCs’ earnings, which are largely eliminated in WMI’s consolidation.

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

Significant Unconsolidated Variable Interest Entities

Investments in Coal-Based Synthetic Fuel Production Facilities — As discussed in Note 9, through December 31, 2007, we owned an interest in two coal-based synthetic fuel production facilities. Along with the other equity investors, we supported the operations of the entities in exchange for a pro-rata share of the tax credits generated by the facilities. Our obligation to support the facilities’ operations was, therefore, limited to the tax benefit we received. We were not the primary beneficiary of either of these entities. As such, we accounted for these investments under the equity method of accounting and did not consolidate the facilities.

21.	Segment and Related Information

We currently manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western and Wheelabrator Groups. These five Groups are presented below as our reportable segments. Our segments provide integrated waste management services consisting of collection, disposal (solid waste and hazardous waste landfills), transfer, waste-to-energy facilities and independent power production plants that are managed by Wheelabrator, recycling services and other services to commercial, industrial, municipal and residential customers throughout the United States and in Puerto Rico and Canada. The operations not managed through our five Groups are presented herein as “Other.”

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the respective years ended December 31 is shown in the following table (in millions):

				Income
	Gross	Intercompany	Net	from	Depreciation	Capital	Total
	Operating	Operating	Operating	Operations	and	Expenditures	Assets
	Revenues	Revenues(c)	Revenues	(d),(e)	Amortization	(f),(g)	(h),(i)

2009
Eastern	$2,960	$(533)	$2,427	$483	$276	$216	$4,326
Midwest	2,855	(426)	2,429	450	261	218	4,899
Southern	3,328	(431)	2,897	768	274	242	3,250
Western	3,125	(412)	2,713	521	226	195	3,667
Wheelabrator	841	(123)	718	235	57	11	2,266
Other(a)	628	(21)	607	(136)	29	128	1,112

	13,737	(1,946)	11,791	2,321	1,123	1,010	19,520
Corporate and Other(b)	—	—	—	(434)	43	66	2,281

Total	$13,737	$(1,946)	$11,791	$1,887	$1,166	$1,076	$21,801

2008
Eastern	$3,319	$(599)	$2,720	$523	$284	$318	$4,372
Midwest	3,267	(475)	2,792	475	287	296	4,626
Southern	3,740	(493)	3,247	872	294	303	3,218
Western	3,387	(428)	2,959	612	238	295	3,686
Wheelabrator	912	(92)	820	323	56	24	2,359
Other(a)	897	(47)	850	(60)	32	81	873

	15,522	(2,134)	13,388	2,745	1,191	1,317	19,134
Corporate and Other(b)	—	—	—	(511)	47	45	1,676

Total	$15,522	$(2,134)	$13,388	$2,234	$1,238	$1,362	$20,810

2007
Eastern	$3,411	$(633)	$2,778	$550	$296	$260	$4,358
Midwest	3,289	(500)	2,789	524	306	297	4,876
Southern	3,737	(542)	3,195	826	300	273	3,139
Western	3,444	(440)	3,004	618	233	224	3,591
Wheelabrator	868	(71)	797	292	57	26	2,399
Other(a)	832	(85)	747	(38)	13	66	997

	15,581	(2,271)	13,310	2,772	1,205	1,146	19,360
Corporate and Other(b)	—	—	—	(518)	54	(2)	1,472

Total	$15,581	$(2,271)	$13,310	$2,254	$1,259	$1,144	$20,832

(a)	Our “Other” net operating revenues and “Other” income from operations include (i) the effects of those elements of our in-plant services, landfill gas-to-energy operations and third-party sub-contract and administration revenues managed by our Upstream, Renewable Energy and National Accounts organizations that are not included with the operations of our reportable segments; (ii) our recycling brokerage and electronic recycling services; and (iii) the impacts of investments that we are making in expanded service offerings such

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as portable self-storage, fluorescent lamp recycling and healthcare solutions. In addition, our “Other” income from operations reflects the impacts of (i) non-operating entities that provide financial assurance and self-insurance support for the Groups or financing for our Canadian operations; and (ii) certain year-end adjustments recorded in consolidation related to the reportable segments that were not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our five Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.

(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(d)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 3.

(e)	The income from operations provided by our four geographic segments is generally indicative of the margins provided by our collection, landfill, transfer and recycling businesses. The operating margins provided by our Wheelabrator segment (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the regions in which our facilities are concentrated. However, the revenues and operating results of our Wheelabrator Group have been unfavorably affected by a significant decrease in the rates charged for electricity under our power purchase contracts, which correlate with natural gas prices in the markets where we operate. Exposure to market fluctuations in electricity prices has increased for the Wheelabrator Group in 2009 due in large part to the expiration of several long-term energy contracts. Additionally, the Company’s current focus on the expansion of our waste-to-energy business both internationally and domestically has increased Wheelabrator’s costs and expenses, which has negatively affected the comparability of their operating results for the periods presented. From time to time the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. Refer to Note 12 and Note 13 for an explanation of transactions and events affecting the operating results of our reportable segments.

(f)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

(g)	Because of the length of time inherent in completing certain fleet purchases, our Corporate and Other segment initiates certain fleet-related purchases on behalf of our reportable segments. The related capital expenditures are recorded in our Corporate and Other organization until the time at which the fleet items are delivered to our Groups. Once delivery occurs, the total cost of the items received are reported as capital expenditures in our Groups with an offset for the costs previously reported by the Corporate and Other organization. In 2007, the quantity of fleet purchases previously reported by the Corporate and Other organization that were delivered to our Groups more than offset the quantity of new fleet purchases initiated by our Corporate and Other organization.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	The reconciliation of total assets reported above to “Total assets” in the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2009	2008	2007

Total assets, as reported above	$21,801	$20,810	$20,832
Elimination of intercompany investments and advances	(647)	(583)	(657)

Total assets, per Consolidated Balance Sheets	$21,154	$20,227	$20,175

(i)	Goodwill is included within each Group’s total assets. As discussed above, for segment reporting purposes, our material recovery facilities and secondary processing facilities are included as a component of their respective geographic Group and our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. The following table shows changes in goodwill during 2008 and 2009 by reportable segment on a realigned basis (in millions):

	Eastern	Midwest	Southern	Western	Wheelabrator	Other	Total

Balance, December 31, 2007	$1,489	$1,334	$594	$1,167	$788	$34	$5,406
Acquired goodwill	4	20	54	53	—	1	132
Divested goodwill, net of assets held-for-sale	(3)	(2)	(4)	—	—	—	(9)
Translation and other adjustments	(2)	(52)	(1)	(12)	—	—	(67)

Balance, December 31, 2008	1,488	1,300	643	1,208	788	35	5,462
Acquired goodwill	10	45	36	7	—	27	125
Divested goodwill, net of assets held-for-sale	2	—	—	—	—	—	2
Translation adjustments	—	37	—	6	—	—	43

Balance, December 31, 2009	$1,500	$1,382	$679	$1,221	$788	$62	$5,632

The table below shows the total revenues by principal line of business (in millions):

	Years Ended December 31,
	2009	2008	2007

Collection	$7,980	$8,679	$8,714
Landfill	2,547	2,955	3,047
Transfer	1,383	1,589	1,654
Wheelabrator	841	912	868
Recycling	741	1,180	1,135
Other(a)	245	207	163
Intercompany(b)	(1,946)	(2,134)	(2,271)

Operating revenues	$11,791	$13,388	$13,310

(a)	The “Other” line-of-business includes in-plant services, landfill gas-to-energy operations, Port-O-Let® services, portable self-storage, fluorescent lamp recycling, street and parking lot sweeping services and healthcare solutions services.

(b)	Intercompany revenues between lines of business are eliminated within the Consolidated Financial Statements included herein.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net operating revenues relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	Years Ended December 31,
	2009	2008	2007

United States and Puerto Rico	$11,137	$12,621	$12,566
Canada	654	767	744

Total	$11,791	$13,388	$13,310

Property and equipment (net) relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	December 31,
	2009	2008	2007

United States and Puerto Rico	$10,251	$10,355	$10,122
Canada	1,290	1,047	1,229

Total	$11,541	$11,402	$11,351

22.	Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2009 and 2008 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009
Operating revenues	$2,810	$2,952	$3,023	$3,006
Income from operations	372	534	525	456
Consolidated net income	170	267	292	331
Net income attributable to Waste Management, Inc.	155	247	277	315
Basic earnings per common share	0.31	0.50	0.56	0.65
Diluted earnings per common share	0.31	0.50	0.56	0.64
2008
Operating revenues	$3,266	$3,489	$3,525	$3,108
Income from operations	511	632	632	459
Consolidated net income	248	331	323	226
Net income attributable to Waste Management, Inc.	241	318	310	218
Basic earnings per common share	0.49	0.65	0.63	0.44
Diluted earnings per common share	0.48	0.64	0.63	0.44

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, our operating results are significantly affected by unusual or infrequent transactions or events. The following significant and unusual items have affected the comparison of our operating results during the periods presented:

First Quarter 2009

•	Income from operations was positively affected by the recognition of a $10 million favorable adjustment to “Operating” expenses due to an increase from 2.25% to 2.75% in the discount rate used to estimate the present value of our environmental remediation obligations. This reduction to “Operating” expenses resulted in a corresponding increase in “Net income attributable to noncontrolling interests” of $2 million. The discount rate adjustment increased the quarter’s “Net income attributable to Waste Management, Inc.” by $5 million, or $0.01 per diluted share.

•	Income from operations was negatively affected by a non-cash charge of $49 million related to the abandonment of the SAP waste and recycling revenue management software, which reduced “Net income attributable to Waste Management, Inc.” by $30 million, or $0.06 per diluted share. Additionally, we recognized $38 million of charges related to our January 2009 restructuring, which reduced “Net income attributable to Waste Management, Inc.” by $23 million, or $0.05 per diluted share.

Second Quarter 2009

•	Income from operations was positively affected by the recognition of a $22 million favorable adjustment to “Operating” expenses due to an increase from 2.75% to 3.50% in the discount rate used to estimate the present value of our environmental remediation obligations and recovery assets. This reduction to “Operating” expenses resulted in a corresponding increase in “Net income attributable to noncontrolling interests” of $6 million. Additionally, our “Selling, general and administrative” expenses were reduced by $8 million as a result of the reversal of all compensation costs previously recognized for our 2008 performance share units based on a determination that it is no longer probable that the targets established for that award will be met. These items increased the quarter’s “Net income attributable to Waste Management, Inc.” by $15 million, or $0.03 per diluted share.

•	Income from operations was negatively affected by (i) a $9 million charge to “Operating” expenses for a withdrawal of bargaining unit employees from an underfunded, multi-employer pension fund; (ii) $5 million of charges related to our January 2009 restructuring; and (iii) a $2 million impairment charge recognized by our Southern Group due to a change in expectations for the operating life of a landfill. These items decreased the quarter’s “Net income attributable to Waste Management, Inc.” by $10 million, or $0.02 per diluted share.

Third Quarter 2009

•	Income from operations was negatively affected by $3 million of charges related to our January 2009 restructuring. This charge negatively affected “Net income attributable to Waste Management, Inc.” for the quarter by $2 million.

•	Our “Provision for income taxes” for the quarter was reduced by $19 million primarily as a result of the finalization of our 2008 tax returns and tax audit settlements, which positively affected “Diluted earnings per common share” by $0.04.

Fourth Quarter 2009

•	Income from operations was positively affected by (i) an $18 million increase in the revenues of our Eastern Group for payments received under an oil and gas lease at one of our landfills; and (ii) a $22 million decrease to “Depreciation and amortization” expense for adjustments associated with changes in our expectations for

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the timing and cost of future final capping, closure and post-closure of fully utilized airspace. These items increased the quarter’s “Net income attributable to Waste Management, Inc.” by $24 million, or $0.05 per diluted share.

•	Income from operations was negatively affected by (i) a $27 million impairment charge recognized by our Western Group as a result in a change in expectations for the future operations of an inactive landfill in California; (ii) a $12 million increase to “Selling, general and administrative” expenses for several legal matters; (iii) a $4 million impairment charge required to write-down certain of our investments in portable self-storage operations to their fair value as a result of our acquisition of a controlling financial interest in those operations; (iv) $4 million of charges related to our January 2009 restructuring; and (v) a $2 million impairment charge related to the abandonment of the SAP waste and recycling revenue management software. These items decreased the quarter’s “Net income attributable to Waste Management, Inc.” by $29 million, or $0.06 per diluted share.

•	Our “Provision for income taxes” for the quarter was reduced by $108 million as a result of (i) the liquidation of a foreign subsidiary, which generated a capital loss that could be utilized to offset capital gains generated in previous years; (ii) the utilization of state net operating loss and credit carry-forwards; and (iii) a reduction in provincial tax rates in Ontario, Canada, which resulted in the revaluation of related deferred tax balances. This significant decrease in taxes resulted in an effective tax rate of 4.9% for the fourth quarter of 2009 and positively affected the quarter’s “Diluted earnings per common share” by $0.22.

First Quarter 2008

•	Net income was positively affected by a $6 million reduction in our “Provision for income taxes” recognized as a result of the settlement of tax audits.

Second Quarter 2008

•	Net income was positively affected by (i) a $7 million reduction in our “Provision for income taxes” recognized as a result of the settlement of tax audits; and (ii) a $10 million net reduction in “Interest expense,” or $6 million net of tax, for the immediate recognition of fair value adjustments associated with terminated interest rate swaps related to our $244 million of 8.75% senior notes that were repaid in May 2008, but would have matured in 2018.

Third Quarter 2008

•	Income from operations was positively affected by the recognition of a $23 million net credit to “(Income) expense from divestitures, asset impairments and unusual items” due to $26 million of gains from divestitures of underperforming collection operations in our Southern Group, offset in part by a $3 million impairment charge recognized as a result of a decision to close a landfill in our Southern Group. These items positively affected net income for the period by $14 million, or $0.03 per diluted share.

•	Income from operations was negatively affected by $26 million of increased “Operating” expenses due to a labor disruption associated with the renegotiation of a collective bargaining agreement in Milwaukee, Wisconsin and the related agreement of the bargaining unit to withdraw from the Central States Pension Fund. These charges negatively affected net income for the period by $16 million, or $0.03 per diluted share.

Fourth Quarter 2008

•	Income from operations was positively affected by (i) a $6 million reduction in landfill amortization expenses associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace; and (ii) the recognition of a $5 million net credit to “(Income) expense from divestitures, asset impairments and unusual items” for the divestiture of operations, principally

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in our Midwest Group. These items positively affected net income for the period by $6 million, or $0.01 per diluted share.

•	Income from operations was negatively affected by (i) $24 million of increased “Operating” expenses due to labor disruptions associated with the renegotiation of various collective bargaining agreements and the related withdrawal of the bargaining units from multi-employer pension plans; and (ii) a $33 million charge to “Operating” expenses as a result of a decrease in the risk-free interest rate used to discount our environmental remediation liabilities. The charge to “Operating” expenses associated with the change in the discount rate used for our environmental remediation liabilities resulted in a $6 million decrease in net income attributable to noncontrolling interests during the period. Collectively, these items negatively affected net income for the period by $30 million, or $0.06 per diluted share.

•	Net income was positively affected by a $13 million reduction in our “Provision for income taxes” recognized as a result of tax audit settlements.

23.	Condensed Consolidating Financial Statements

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2009

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,093	$—	$47	$—	$1,140
Other current assets	24	1	1,845	—	1,870

	1,117	1	1,892	—	3,010
Property and equipment, net	—	—	11,541	—	11,541
Investments in and advances to affiliates	10,174	12,770	2,303	(25,247)	—
Other assets	62	17	6,524	—	6,603

Total assets	$11,353	$12,788	$22,260	$(25,247)	$21,154

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$580	$35	$134	$—	$749
Accounts payable and other current liabilities	90	17	2,045	—	2,152

	670	52	2,179	—	2,901
Long-term debt, less current portion	4,398	601	3,125	—	8,124
Other liabilities	—	—	3,538	—	3,538

Total liabilities	5,068	653	8,842	—	14,563
Equity:
Stockholders’ equity	6,285	12,135	13,112	(25,247)	6,285
Noncontrolling interests	—	—	306	—	306

	6,285	12,135	13,418	(25,247)	6,591

Total liabilities and equity	$11,353	$12,788	$22,260	$(25,247)	$21,154

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2008

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$450	$—	$30	$—	$480
Other current assets	6	—	1,849	—	1,855

	456	—	1,879	—	2,335
Property and equipment, net	—	—	11,402	—	11,402
Investments in and advances to affiliates	9,851	11,615	1,334	(22,800)	—
Other assets	109	18	6,363	—	6,490

Total assets	$10,416	$11,633	$20,978	$(22,800)	$20,227

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$507	$—	$328	$—	$835
Accounts payable and other current liabilities	76	17	2,108	—	2,201

	583	17	2,436	—	3,036
Long-term debt, less current portion	3,931	638	2,922	—	7,491
Other liabilities	—	—	3,515	—	3,515

Total liabilities	4,514	655	8,873	—	14,042
Equity:
Stockholders’ equity	5,902	10,978	11,822	(22,800)	5,902
Noncontrolling interests	—	—	283	—	283

	5,902	10,978	12,105	(22,800)	6,185

Total liabilities and equity	$10,416	$11,633	$20,978	$(22,800)	$20,227

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2009
Operating revenues	$—	$—	$11,791	$—	$11,791
Costs and expenses	—	—	9,904	—	9,904

Income from operations	—	—	1,887	—	1,887

Other income (expense):
Interest income (expense)	(268)	(41)	(104)	—	(413)
Equity in subsidiaries, net of taxes	1,157	1,182	—	(2,339)	—
Equity in net losses of unconsolidated entities and other, net	—	—	(1)	—	(1)

	889	1,141	(105)	(2,339)	(414)

Income before income taxes	889	1,141	1,782	(2,339)	1,473
Provision for (benefit from) income taxes	(105)	(16)	534	—	413

Consolidated net income	994	1,157	1,248	(2,339)	1,060
Less: Net income attributable to noncontrolling interests	—	—	66	—	66

Net income attributable to Waste Management, Inc.	$994	$1,157	$1,182	$(2,339)	$994

Year Ended December 31, 2008
Operating revenues	$—	$—	$13,388	$—	$13,388
Costs and expenses	—	—	11,154	—	11,154

Income from operations	—	—	2,234	—	2,234

Other income (expense):
Interest income (expense)	(274)	(40)	(122)	—	(436)
Equity in subsidiaries, net of taxes	1,254	1,278	—	(2,532)	—
Equity in net losses of unconsolidated entities and other, net	—	—	(1)	—	(1)

	980	1,238	(123)	(2,532)	(437)

Income before income taxes	980	1,238	2,111	(2,532)	1,797
Provision for (benefit from) income taxes	(107)	(16)	792	—	669

Consolidated net income	1,087	1,254	1,319	(2,532)	1,128
Less: Net income attributable to noncontrolling interests	—	—	41	—	41

Net income attributable to Waste Management, Inc.	$1,087	$1,254	$1,278	$(2,532)	$1,087

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2007
Operating revenues	$—	$—	$13,310	$—	$13,310
Costs and expenses	—	—	11,056	—	11,056

Income from operations	—	—	2,254	—	2,254

Other income (expense):
Interest income (expense)	(291)	(66)	(117)	—	(474)
Equity in subsidiaries, net of taxes	1,347	1,389	—	(2,736)	—
Equity in net losses of unconsolidated entities and other, net	—	—	(31)	—	(31)

	1,056	1,323	(148)	(2,736)	(505)

Income before income taxes	1,056	1,323	2,106	(2,736)	1,749
Provision for (benefit from) income taxes	(107)	(24)	671	—	540

Consolidated net income	1,163	1,347	1,435	(2,736)	1,209
Less: Net income attributable to noncontrolling interests	—	—	46	—	46

Net income attributable to Waste Management, Inc.	$1,163	$1,347	$1,389	$(2,736)	$1,163

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2009
Cash flows from operating activities:
Consolidated net income	$994	$1,157	$1,248	$(2,339)	$1,060
Equity in earnings of subsidiaries, net of taxes	(1,157)	(1,182)	—	2,339	—
Other adjustments	26	(3)	1,279	—	1,302

Net cash provided by (used in) operating activities	(137)	(28)	2,527	—	2,362

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(281)	—	(281)
Capital expenditures	—	—	(1,179)	—	(1,179)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	28	—	28
Net receipts from restricted trust and escrow accounts and other, net	—	—	182	—	182

Net cash used in investing activities	—	—	(1,250)	—	(1,250)

Cash flows from financing activities:
New borrowings	1,385	—	364	—	1,749
Debt repayments	(810)	—	(525)	—	(1,335)
Common stock repurchases	(226)	—	—	—	(226)
Cash dividends	(569)	—	—	—	(569)
Exercise of common stock options	20	—	—	—	20
Distributions paid to noncontrolling interests and other	3	—	(99)	—	(96)
(Increase) decrease in intercompany and investments, net	977	28	(1,005)	—	—

Net cash provided by (used in) financing activities	780	28	(1,265)	—	(457)

Effect of exchange rate changes on cash and cash equivalents	—	—	5	—	5

Increase in cash and cash equivalents	643	—	17	—	660
Cash and cash equivalents at beginning of period	450	—	30	—	480

Cash and cash equivalents at end of period	$1,093	$—	$47	$—	$1,140

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2008
Cash flows from operating activities:
Consolidated net income	$1,087	$1,254	$1,319	$(2,532)	$1,128
Equity in earnings of subsidiaries, net of taxes	(1,254)	(1,278)	—	2,532	—
Other adjustments	(22)	(16)	1,485	—	1,447

Net cash provided by (used in) operating activities	(189)	(40)	2,804	—	2,575

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(280)	—	(280)
Capital expenditures	—	—	(1,221)	—	(1,221)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	112	—	112
Net receipts from restricted trust and escrow accounts and other, net	(2)	—	208	—	206

Net cash used in investing activities	(2)	—	(1,181)	—	(1,183)

Cash flows from financing activities:
New borrowings	944	—	581	—	1,525
Debt repayments	(760)	(244)	(781)	—	(1,785)
Common stock repurchases	(410)	—	—	—	(410)
Cash dividends	(531)	—	—	—	(531)
Exercise of common stock options	37	—	—	—	37
Distributions paid to noncontrolling interests and other	7	—	(99)	—	(92)
(Increase) decrease in intercompany and investments, net	938	284	(1,290)	68	—

Net cash provided by (used in) financing activities	225	40	(1,589)	68	(1,256)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)

Increase in cash and cash equivalents	34	—	30	68	132
Cash and cash equivalents at beginning of period	416	—	—	(68)	348

Cash and cash equivalents at end of period	$450	$—	$30	$—	$480

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2007
Cash flows from operating activities:
Consolidated net income	$1,163	$1,347	$1,435	$(2,736)	$1,209
Equity in earnings of subsidiaries, net of taxes	(1,347)	(1,389)	—	2,736	—
Other adjustments	(53)	(3)	1,286	—	1,230

Net cash provided by (used in) operating activities	(237)	(45)	2,721	—	2,439

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(90)	—	(90)
Capital expenditures	—	—	(1,211)	—	(1,211)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	278	—	278
Purchases of short-term investments	(1,220)	—	—	—	(1,220)
Proceeds from sales of short-term investments	1,404	—	—	—	1,404
Net receipts from restricted trust and escrow accounts and other, net	—	(4)	82	—	78

Net cash provided by (used in) investing activities	184	(4)	(941)	—	(761)

Cash flows from financing activities:
New borrowings	300	—	644	—	944
Debt repayments	(352)	—	(848)	—	(1,200)
Common stock repurchases	(1,421)	—	—	—	(1,421)
Cash dividends	(495)	—	—	—	(495)
Exercise of common stock options	142	—	—	—	142
Distributions paid to noncontrolling interests and other	26	—	58	—	84
(Increase) decrease in intercompany and investments, net	1,594	49	(1,636)	(7)	—

Net cash provided by (used in) financing activities	(206)	49	(1,782)	(7)	(1,946)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Decrease in cash and cash equivalents	(259)	—	—	(7)	(266)
Cash and cash equivalents at beginning of period	675	—	—	(61)	614

Cash and cash equivalents at end of period	$416	$—	$—	$(68)	$348

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	New Accounting Pronouncements (Unaudited)

Consolidation of Variable Interest Entities — In June 2009, the FASB issued revised authoritative guidance associated with the consolidation of variable interest entities. This revised guidance replaces the current quantitative-based assessment for determining which enterprise has a controlling interest in a variable interest entity with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This revised guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity rather than a reassessment only upon the occurrence of specific events. The new FASB-issued authoritative guidance associated with the consolidation of variable interest entities is effective for the Company January 1, 2010. The change in accounting may either be applied by recognizing a cumulative-effect adjustment to retained earnings on the date of adoption or by retrospectively restating one or more years and recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the earliest year restated. We are currently in the process of assessing the provisions of this revised guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2009. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, to be held May 11, 2010.

We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at http://www.wm.com under the caption “Ethics and Diversity.”

Item 11.	Executive Compensation.

The information required by this Item is set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Table

The following table provides information as of December 31, 2009 about the number of shares to be issued upon vesting or exercise of equity awards and the number of shares remaining available for issuance under our equity compensation plans.

	Number of Securities to		Number of
	be Issued Upon		Securities
	Exercise	Weighted-Average	Remaining Available
	of Outstanding	Exercise Price of	for Future Issuance
	Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders(a)	12,738,118 (b)	$26.03 (c)	21,292,299 (d)
Equity compensation plans not approved by security holders(e)	173,912	$23.43	132,714

Total	12,912,030	$25.98	21,425,013

(a)	Includes our 1993 Stock Incentive Plan, 2000 Stock Incentive Plan, 1996 Non-Employee Director’s Plan, 2004 Stock Incentive Plan and 2009 Stock Incentive Plan. Only our 2009 Stock Incentive Plan is available for awards. Also includes our Employee Stock Purchase Plan.

(b)	Excludes purchase rights that accrue under the ESPP. Purchase rights under the ESPP are considered equity compensation for accounting purposes; however, the number of shares to be purchased is indeterminable until the time shares are actually issued, as automatic employee contributions may be terminated before the end of an offering period and, due to the look-back pricing feature, the purchase price and corresponding number of shares to be purchased is unknown. Includes 8,625,716 stock options; 3,082,118 shares underlying performance share units at target performance and 1,030,284 shares underlying restricted stock units.

(c)	Excludes performance share units and restricted stock units because those awards do not have exercise prices associated with them. Also excludes purchase rights under the ESPP for the reasons described in (b) above.

(d)	The shares remaining available include 18,792,503 shares under our 2009 Stock Incentive Plan and 2,499,796 shares under our ESPP. In determining the number of shares available under the 2009 Stock Incentive Plan, we used the maximum number of shares that may be issued under our performance share units, which is two times the number at target. No additional shares may be issued under any of the other plans approved by stockholders.

(e)	Includes our 2000 Broad-Based Employee Plan. No awards under the Broad-Based Plan are held by, or may be granted to, any of our directors or executive officers. The Broad-Based Plan allows for the granting of equity awards on such terms and conditions as the Management Development and Compensation Committee may decide; provided that the exercise price of options may not be less than 100% of the fair market value of the stock on the date of grant, and all options expire no later than ten years from the date of grant.

The remainder of the information required by this Item is set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is set forth in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(a) (2) Consolidated Financial Statement Schedules:

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

Date: February 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. STEINER David P. Steiner	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2010

/s/ ROBERT G. SIMPSON Robert G. Simpson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2010

/s/ GREG A. ROBERTSON Greg A. Robertson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2010

/s/ PASTORA SAN JUAN CAFFERTY Pastora San Juan Cafferty	Director	February 16, 2010

/s/ FRANK M. CLARK Frank M. Clark	Director	February 16, 2010

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 16, 2010

/s/ JOHN C. POPE John C. Pope	Chairman of the Board and Director	February 16, 2010

/s/ W. ROBERT REUM W. Robert Reum	Director	February 16, 2010

/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	February 16, 2010

/s/ THOMAS H. WEIDEMEYER Thomas H. Weidemeyer	Director	February 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the consolidated financial statements of Waste Management, Inc. as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 16, 2010 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas
February 16, 2010

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

			Accounts
	Balance	Charged	Written		Balance
	Beginning of	(Credited) to	Off/Use of		End of
	Year	Income	Reserve	Other(a)	Year

2007 — Reserves for doubtful accounts(b)	$51	$43	$(44)	$(3)	$47
2008 — Reserves for doubtful accounts(b)	$47	$50	$(56)	$(2)	$39
2009 — Reserves for doubtful accounts(b)	$39	$48	$(57)	$2	$32
2007 — Merger and restructuring accruals(c)	$1	$10	$(7)	$—	$4
2008 — Merger and restructuring accruals(c)	$4	$2	$(4)	$—	$2
2009 — Merger and restructuring accruals(c)	$2	$50	$(42)	$—	$10

(a)	The “Other” activity is related to reserves for doubtful accounts of acquired businesses, reserves associated with dispositions of businesses, reserves reclassified to operations held-for-sale, and reclassifications among reserve accounts.

(b)	Includes reserves for doubtful accounts receivable and notes receivable.

(c)	Included in accrued liabilities in our Consolidated Balance Sheets. These accruals represent employee severance and benefit costs and transitional costs.

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1	—	Second Amended and Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002].
3.2	—	Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to Form 8-K dated December 11, 2008].
4.1	—	Specimen Stock Certificate [Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Indenture for Subordinated Debt Securities dated February 1, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and Texas Commerce Bank National Association, as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
10.1	—	2009 Stock Incentive Plan [Incorporated by reference to Appendix A-1 to the Proxy Statement for the 2009 Annual Meeting of Stockholders].
10.2	—	2005 Annual Incentive Plan [Incorporated by reference to Appendix D-1 to the Proxy Statement for the 2004 Annual Meeting of Stockholders].
10.3	—	1997 Employee Stock Purchase Plan [Incorporated by reference to Appendix C to the Proxy Statement for the 2006 Annual Meeting of Stockholders].
10.4	—	Waste Management, Inc. 409A Deferral Savings Plan. [Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2006].
10.5	—	$2.4 Billion Revolving Credit Agreement by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto and Citibank, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A. and Bank of America, N.A., as Syndication Agents and Barclays Bank PLC and Deutsche Bank Securities Inc. as Documentation Agents and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Lead Arrangers and Bookrunners dated August 17, 2006. [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006].
10.6	—	Ten-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2003].
10.7	—	Seven-Year Letter of Credit and Term Loan Agreement among the Company, Waste Management Holdings, Inc., and Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer and the Lenders party thereto, dated as of June 30, 2003. [Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003].
10.8	—	2003 Waste Management, Inc. Directors Deferred Compensation Plan [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2003].
10.9	—	Employment Agreement between the Company and Cherie C. Rice dated August 26, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated August 26, 2005].
10.10	—	Employment Agreement between the Company and Greg A. Robertson dated August 1, 2003 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004].
10.11	—	Employment Agreement between the Company and Lawrence O’Donnell III dated January 21, 2000 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000].
10.12 *	—	Employment Agreement between the Company and Puneet Bhasin dated December 7, 2009.
10.13	—	Employment Agreement between the Company and Duane C. Woods dated October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.14	—	Employment Agreement between the Company and David Steiner dated as of May 6, 2002 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002].

Exhibit
No.		Description

10.15	—	Employment Agreement between the Company and James E. Trevathan dated as of June 1, 2000. [Incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended December 31, 2000].
10.16	—	Employment Agreement between Recycle America Alliance, LLC and Patrick DeRueda dated as of August 4, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated August 8, 2005].
10.17	—	Employment Agreement between the Company and Robert G. Simpson dated as of October 20, 2004 [Incorporated by reference to Form 8-K dated October 20, 2004].
10.18	—	Employment Agreement between the Company and Barry H. Caldwell dated as of September 23, 2002 [Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.19	—	Employment Agreement between the Company and David Aardsma dated June 16, 2005 [Incorporated by reference to Exhibit 99.1 to Form 8-K dated June 22, 2005].
10.20	—	Employment Agreement between the Company and Rick L Wittenbraker dated as of November 10, 2003 [Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].
10.21	—	Employment Agreement between Wheelabrator Technologies Inc. and Mark A. Weidman dated May 11, 2006. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 11, 2006].
10.22	—	Employment Agreement between the Company and Jeff Harris dated December 1, 2006. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2006].
10.23	—	Employment Agreement between the Company and Michael Jay Romans dated January 25, 2007. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 25, 2007].
10.24	—	Employment Agreement between Waste Management, Inc. and Brett Frazier dated July 13, 2007 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 13, 2007].
10.25	—	CDN $410,000,000 Credit Facility Credit Agreement by and between Waste Management of Canada Corporation (as Borrower), Waste Management, Inc. and Waste Management Holdings, Inc. (as Guarantors), BNP Paribas Securities Corp. and Scotia Capital (as Lead Arrangers and Book Runners) and Bank of Nova Scotia (as Administrative Agent) and the Lenders from time to time party to the Agreement dated as of November 30, 2005. [Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2005].
10.26	—	First Amendment Agreement dated as of December 21, 2007 to a Credit Agreement dated as of November 30, 2005 by and between Waste Management of Canada Corporation as borrower, Waste Management, Inc. and Waste Management Holdings, Inc. as guarantors, the lenders from time to time party thereto and the Bank of Nova Scotia as Administrative Agent [Incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended December 31, 2007].
12.1*	—	Computation of Ratio of Earnings to Fixed Charges.
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.
31.2*	—	Certification Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1*	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.
32.2*	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
101*	—	The following materials from Waste Management, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.