Form 10-Q
period 2010-03-31
WASTE MANAGEMENT INC
filed 2010-04-29
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 26, 2010 was 483,019,919 (excluding treasury shares of 147,262,542).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$871	$1,140
Accounts receivable, net of allowance for doubtful accounts of $29 and $31, respectively	1,380	1,408
Other receivables	113	119
Parts and supplies	107	110
Deferred income taxes	105	116
Other assets	143	117

Total current assets	2,719	3,010
Property and equipment, net of accumulated depreciation and amortization of $14,199 and $13,994, respectively	11,515	11,541
Goodwill	5,675	5,632
Other intangible assets, net	245	238
Other assets	841	733

Total assets	$20,995	$21,154

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$500	$567
Accrued liabilities	1,088	1,128
Deferred revenues	450	457
Current portion of long-term debt	632	749

Total current liabilities	2,670	2,901
Long-term debt, less current portion	8,191	8,124
Deferred income taxes	1,514	1,509
Landfill and environmental remediation liabilities	1,375	1,357
Other liabilities	704	672

Total liabilities	14,454	14,563

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,514	4,543
Retained earnings	6,082	6,053
Accumulated other comprehensive income	234	208
Treasury stock at cost, 146,441,694 and 144,162,063 shares, respectively	(4,603)	(4,525)

Total Waste Management, Inc. stockholders’ equity	6,233	6,285
Noncontrolling interests	308	306

Total equity	6,541	6,591

Total liabilities and equity	$20,995	$21,154

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months
	Ended
	March 31,
	2010	2009

Operating revenues	$2,935	$2,810

Costs and expenses:
Operating	1,881	1,725
Selling, general and administrative	351	337
Depreciation and amortization	291	289
Restructuring	—	38
(Income) expense from divestitures, asset impairments and unusual items	—	49

	2,523	2,438

Income from operations	412	372

Other income (expense):
Interest expense	(112)	(105)
Interest income	—	4
Other, net	2	—

	(110)	(101)

Income before income taxes	302	271
Provision for income taxes	110	101

Consolidated net income	192	170
Less: Net income attributable to noncontrolling interests	10	15

Net income attributable to Waste Management, Inc.	$182	$155

Basic earnings per common share	$0.37	$0.31

Diluted earnings per common share	$0.37	$0.31

Cash dividends declared per common share	$0.315	$0.29

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months
	Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Consolidated net income	$192	$170
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	291	289
Deferred income tax (benefit) provision	1	(10)
Interest accretion on landfill liabilities	20	19
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	1	(9)
Provision for bad debts	11	19
Equity-based compensation expense	12	6
Net gain on disposal of assets	(5)	(1)
Effect of (income) expense from divestitures, asset impairments and unusual items	—	49
Excess tax benefits associated with equity-based transactions	—	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	12	87
Other current assets	(31)	(23)
Other assets	4	(2)
Accounts payable and accrued liabilities	(24)	(40)
Deferred revenues and other liabilities	12	(35)

Net cash provided by operating activities	496	519

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(62)	(22)
Capital expenditures	(255)	(325)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	12	5
Net receipts from restricted trust and escrow accounts	19	46
Investments in unconsolidated entities	(149)	—
Other	—	—

Net cash used in investing activities	(435)	(296)

Cash flows from financing activities:
New borrowings	114	895
Debt repayments	(169)	(452)
Common stock repurchases	(120)	—
Cash dividends	(153)	(143)
Exercise of common stock options	7	4
Excess tax benefits associated with equity-based transactions	—	—
Distributions paid to noncontrolling interests	(7)	(8)
Other	(3)	(51)

Net cash provided by (used in) financing activities	(331)	245

Effect of exchange rate changes on cash and cash equivalents	1	(1)

Increase (decrease) in cash and cash equivalents	(269)	467
Cash and cash equivalents at beginning of period	1,140	480

Cash and cash equivalents at end of period	$871	$947

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

			Waste Management, Inc. Stockholders’ Equity
							Accumulated
							Other
					Additional		Comprehensive
		Comprehensive	Common Stock		Paid-In	Retained	Income	Treasury Stock		Noncontrolling
	Total	Income	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts	Interests

Balance, December 31, 2009	$6,591		630,282	$6	$4,543	$6,053	$208	(144,162)	$(4,525)	$306
Comprehensive Income:
Net income	192	$192	—	—	—	182	—	—	—	10
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $7	(11)	(11)	—	—	—	—	(11)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $5	9	9	—	—	—	—	9	—	—	—
Unrealized gains on marketable securities, net of taxes of $1	1	1	—	—	—	—	1	—	—	—
Foreign currency translation adjustments	27	27	—	—	—	—	27	—	—	—

Other comprehensive income (loss)	26	26

Comprehensive income	218	$218

Cash dividends declared	(153)		—	—	—	(153)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	18		—	—	(29)	—	—	1,497	47	—
Common stock repurchases	(125)		—	—	—	—	—	(3,780)	(125)	—
Distributions paid to noncontrolling interests	(7)		—	—	—	—	—	—	—	(7)
Noncontrolling interests in acquired businesses	30		—	—	—	—	—			30
Deconsolidation of variable interests entities	(31)		—	—	—	—	—	—	—	(31)
Other	—		—	—	—	—	—	3	—	—

Balance, March 31, 2010	$6,541		630,282	$6	$4,514	$6,082	$234	(146,442)	$(4,603)	$308

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

We manage and evaluate our principal operations through five Groups. Our four geographic operating Groups, which include our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, recycling and disposal services. Our fifth operating group is the Wheelabrator Group, which provides waste-to-energy services. We also provide additional services that are not managed through our five Groups, which are presented in this report as “Other.” Additional information related to our segments can be found in Note 10.

The Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Subsequent events have been evaluated through the date and time the financial statements were issued. No material subsequent events have occurred since March 31, 2010 that required recognition or disclosure in our current period financial statements.

Adoption of New Accounting Standards

Consolidation of Variable Interest Entities — In June 2009, the FASB issued revised authoritative guidance associated with the consolidation of variable interest entities. The revised guidance replaced the previous quantitative-based assessment for determining which enterprise has a controlling interest in a variable interest entity with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The revised guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity rather than a reassessment only upon the occurrence of specific events.

As a result of our implementation of this guidance, effective January 1, 2010, we deconsolidated certain closure, post-closure and environmental remediation trusts for which power over significant activities is shared. Our

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial interests in these entities are discussed below. The deconsolidation of these trusts has not materially affected our financial position, results of operations or cash flows during the periods presented.

Following is a description of our financial interests in variable interest entities that we consider significant, including (i) those for which we have determined that we are the primary beneficiary of the entities and, therefore, have continued to consolidate the entities into our financial statements; and (ii) those that represent a significant interest in an unconsolidated entity.

Consolidated Variable Interest Entities

Waste-to-Energy LLCs — In June 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we lease, operate and maintain. We own a 0.5% interest in one of the LLCs (“LLC I”) and a 0.25% interest in the second LLC (“LLC II”). John Hancock Life Insurance Company owns 99.5% of LLC I and 99.75% of LLC II is owned by LLC I and the CIT Group. In 2000, Hancock and CIT made an initial investment of $167 million in the LLCs, which was used to purchase the three waste-to-energy facilities and assume the seller’s indebtedness.

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% proportionate to their respective equity interests. All capital allocations made through March 31, 2010 have been based on initial capital account balances as the target returns have not yet been achieved.

Our obligations associated with our interests in the LLCs are primarily related to the lease of the facilities. In addition to our minimum lease payment obligations, we are required to make cash payments to the LLCs for differences between fair market rents and our minimum lease payments. We may also be required under certain circumstances to make capital contributions to the LLCs based on differences between the fair market value of the facilities and defined termination values as provided for in the underlying lease agreements, although we believe the likelihood of the occurrence of these circumstances is remote.

We have determined that we are the primary beneficiary of the LLCs because (i) all of the equity owners of the LLCs are considered related parties for purposes of applying this accounting guidance; (ii) the equity owners share power over the significant activities of the LLCs; and (iii) we are the entity within the related party group whose activities are most closely associated with the LLCs.

As of March 31, 2010, our Condensed Consolidated Balance Sheet includes $328 million of net property and equipment associated with the LLCs’ waste-to-energy facilities and $239 million in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. As of March 31, 2010, all debt obligations of the LLCs have been paid in full and, therefore, the LLCs have no liabilities. We recognized expense of $13 million during both the three months ended March 31, 2010 and the three months ended March 31, 2009 for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WMI’s consolidation.

Significant Unconsolidated Variable Interest Entities

Trusts for Closure, Post-Closure or Environmental Remediation Obligations — We have significant financial interests in trust funds that were created to settle certain of our closure, post-closure or environmental remediation obligations. We have determined that, under the current guidance, we are not the primary beneficiary of certain of these trust funds because power over the trusts’ significant activities is shared.

The deconsolidation of these variable interest entities as of January 1, 2010 reduced our restricted trust and escrow accounts by $109 million; our long-term receivables by $27 million; and noncontrolling interests by $31 million. Beginning in 2010, our interests in these trust funds have been accounted for as investments in

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unconsolidated entities, which had a fair value of $105 million as of January 1, 2010 and $107 million as of March 31, 2010. We continue to reflect our interests in the unrealized gains and losses on marketable securities held by these trusts as a component of accumulated other comprehensive income. The deconsolidation of these variable interest entities has not materially affected our financial position or results of operations for the periods presented.

As the party with primary responsibility to fund the related closure, post-closure or environmental remediation activities, we are exposed to risk of loss as a result of potential changes in the fair value of the trusts assets. The fair value of trust assets can fluctuate due to (i) changes in the market value of the investments held by the trusts; and (ii) credit risk associated with trust receivables. Although we are exposed to changes in the fair value of the trust assets, we currently expect the trust funds to continue to meet the statutory requirements for which they were established.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2010			December 31, 2009
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$128	$43	$171	$125	$41	$166
Long-term	1,161	214	1,375	1,142	215	1,357

	$1,289	$257	$1,546	$1,267	$256	$1,523

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2009 and the three months ended March 31, 2010 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2008	$1,218	$299
Obligations incurred and capitalized	39	—
Obligations settled	(80)	(43)
Interest accretion	80	6
Revisions in cost estimates and interest rate assumptions	5	(7)
Acquisitions, divestitures and other adjustments	5	1

December 31, 2009	1,267	256
Obligations incurred and capitalized	10	—
Obligations settled	(11)	(6)
Interest accretion	20	2
Revisions in cost estimates and interest rate assumptions	(1)	8
Acquisitions, divestitures and other adjustments	4	(3)

March 31, 2010	$1,289	$257

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements and we are the sole beneficiary of the restricted balances. However, certain of the funds have been established for the benefit of both the Company and the host community in which we operate.

The fair value of trust funds and escrow accounts for which we are the sole beneficiary was $123 million at March 31, 2010. As discussed in Note 1, effective January 1, 2010, we deconsolidated the trusts for which power over

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant activities of the trust is shared, which reduced our restricted trust and escrow accounts by $109 million as of January 1, 2010. Beginning in 2010, our interest in these trust funds has been accounted for as investments in unconsolidated entities. The fair value of our investment in these entities was $107 million as of March 31, 2010. These amounts are included as long-term “Other assets” in our Condensed Consolidated Balance Sheet.

3.	Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2010:

	March 31,	December 31,
	2010	2009

Revolving credit facility	$—	$—
Letter of credit facilities	—	—
Canadian credit facility (weighted average interest rate of 1.3% at March 31, 2010 and December 31, 2009)	254	255
Senior notes and debentures, maturing through 2039, interest rates ranging from 5.0% to 7.75% (weighted average interest rate of 6.8% at March 31, 2010 and December 31, 2009)	5,462	5,465
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 0.3% to 7.4% (weighted average interest rate of 3.3% at March 31, 2010 and 3.5% at December 31, 2009)	2,714	2,749
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2029, fixed and variable interest rates ranging from 0.3% to 5.4% (weighted average interest rate of 3.1% at March 31, 2010 and December 31, 2009)	156	156
Capital leases and other, maturing through 2050, interest rates up to 12%	237	248

	8,823	8,873
Current portion of long-term debt	632	749

	$8,191	$8,124

Debt Classification

As of March 31, 2010, we had $1,108 million of debt maturing within twelve months. We have classified $476 million of these borrowings as long-term as of March 31, 2010 based on our intent and ability to refinance these borrowings on a long-term basis.

Net Debt Repayments

During the three months ended March 31, 2010, we repaid $35 million of our tax-exempt bonds, $9 million of advances outstanding under our Canadian credit facility and $11 million of capital leases and other debt with available cash.

Letter of Credit Facilities

In addition to our $2.4 billion revolving credit facility, we had an aggregate capacity of $580 million for letters of credit under a $175 million letter of credit facility expiring June 2010; a $105 million letter of credit facility expiring June 2013; a $100 million letter of credit facility expiring December 2014; and a $200 million letter of credit facility expiring June 2015. These facilities provide for commitments from counterparties to issue letters of credit at our request. To the extent there are any unreimbursed draws on letters of credit under these facilities, the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

drawn amounts convert to term loans under the respective facility. Through March 31, 2010, we had not experienced any unreimbursed draws on letters of credit under these facilities.

As of March 31, 2010, no borrowings were outstanding under our revolving credit facility or these letter of credit facilities. We currently have $1,447 million of letters of credit outstanding under our revolving credit facility and an aggregate of $572 million of letters of credit outstanding under our letter of credit facilities.

4.	Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet as of March 31, 2010 (in millions):

Derivatives Designated as Hedging
Instruments	Balance Sheet Location	Fair Value

Interest rate contracts	Current other assets	$9
Electricity commodity contracts	Current other assets	1
Interest rate contracts	Long-term other assets	29

Total derivative assets		$39

Foreign exchange contracts	Current accrued liabilities	$30

Total derivative liabilities		$30

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet as of December 31, 2009 (in millions):

Derivatives Designated as Hedging
Instruments	Balance Sheet Location	Fair Value

Interest rate contracts	Current other assets	$13
Interest rate contracts	Long-term other assets	32

Total derivative assets		$45

Foreign exchange contracts	Current accrued liabilities	$18

Total derivative liabilities		$18

For information related to the methods used to measure our derivative assets and liabilities at fair value, refer to Note 12.

Interest Rate Derivatives

Interest Rate Swaps

We use interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of March 31, 2010, the outstanding principal of our fixed-rate senior notes was approximately $5.4 billion. The interest payments on $1.1 billion, or 20%, of these senior notes have been swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates.

We have designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $87 million as of March 31, 2010 and $91 million as of December 31, 2009.

Gains or losses on the derivatives as well as the offsetting losses or gains on the hedged items attributable to our interest rate swaps are recognized in current earnings. We include gains and losses on our interest rate swaps as adjustments to interest expense, which is the same financial statement line item where offsetting gains and losses on

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the related hedged items are recorded. The following table summarizes the impact of changes in the fair value of our interest rate swaps and the underlying hedged items on our results of operations (in millions):

Three Months Ended	Statement of Operations	Gain (Loss) on	Gain (Loss) on
March 31,	Classification	Swap	Fixed-Rate Debt

2010	Interest expense	$1	$(1)
2009	Interest expense	$(9)	$9

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

	Three Months
Reductions to Interest Expense Due to	Ended March 31,
Hedge Accounting for Interest Rate Swaps	2010	2009

Periodic settlements of active swap agreements(a)	$10	$12
Terminated swap agreements(b)	5	6

	$15	$18

(a)	These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations are based on a spread from the three-month LIBOR.

(b)	The amortization to interest expense of terminated swap agreements has decreased due to the maturity of certain previously hedged senior notes.

Treasury Rate Locks

During the third quarter of 2009, we entered into Treasury rate locks with a total notional amount of $200 million to hedge the risk of changes in semi-annual interest payments for a portion of the senior notes that the Company plans to issue late in the second quarter of 2010. We have designated our Treasury rate lock derivatives as cash flow hedges. As of March 31, 2010, the fair value of these interest rate derivatives is comprised of $1 million of current assets. We recognized pre-tax and after-tax losses of $3 million and $2 million, respectively, to other comprehensive income for changes in their fair value during the three months ended March 31, 2010. There was no significant ineffectiveness associated with these hedges during the three months ended March 31, 2010.

Our “Accumulated other comprehensive income” also includes deferred losses, net of taxes, of $15 million as of March 31, 2010 and $16 million as of December 31, 2009 related to Treasury rate locks that had been executed in previous years in anticipation of senior note issuances. As these instruments also were designated as cash flow hedges, the deferred losses are being reclassified to earnings over the term of the hedged cash flows, which extend through 2032.

Forward-Starting Interest Rate Swaps

The Company currently expects to issue fixed-rate debt in March 2011, November 2012 and March 2014 and has executed forward-starting interest rate swaps for these anticipated debt issuances with notional amounts of $150 million, $200 million and $175 million, respectively. We entered into the forward-starting interest rate swaps during the fourth quarter of 2009 to hedge the risk of changes in the anticipated semi-annual interest payments due to fluctuations in the forward ten-year LIBOR swap rate. Each of the forward-starting swaps has an effective date of the anticipated date of debt issuance and a term of ten years.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have designated our forward-starting interest rate swaps as cash flow hedges. As of March 31, 2010, the fair value of these interest rate derivatives is comprised of $4 million of long-term assets. We recognized pre-tax and after-tax losses of $5 million and $3 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended March 31, 2010. There was no significant ineffectiveness associated with these hedges during the three months ended March 31, 2010.

Credit-Risk Features

Certain of our interest rate derivative instruments contain provisions related to the Company’s credit ratings. If the Company’s credit rating were to fall below investment grade, the counterparties have the ability to cancel the derivative agreements and request immediate payment of any net liability positions. We do not have any derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2010.

Foreign Exchange Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to changes in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. As of March 31, 2010, we have foreign currency forward contracts outstanding for all of the anticipated cash flows associated with a debt arrangement between these wholly-owned subsidiaries. The hedged cash flows include C$370 million of principal, which is scheduled for repayment on December 31, 2010, and C$22 million of interest payments scheduled for December 31, 2010. We have designated our foreign currency derivatives as cash flow hedges.

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

	Amount of Gain or		Amount of Gain or
	(Loss) Recognized		(Loss) Reclassified
	in OCI on		from AOCI into
Three Months Ended	Derivatives	Statement of Operations	Income
March 31,	(Effective Portion)	Classification	(Effective Portion)

2010	$(12)	Other income (expense)	$(12)
2009	$12	Other income (expense)	$12

The above table represents the impacts of our foreign exchange contracts on a pre-tax basis. Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. Adjustments to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges resulted in the recognition of an after-tax loss of $7 million during the three months ended March 31, 2010 and an after-tax gain of $8 million during the three months ended March 31, 2009. Adjustments for the reclassification of gains or (losses) from accumulated other comprehensive income into income were $(8) million during the three months ended March 31, 2010 and $7 million during the three months ended March 31, 2009. There was no significant ineffectiveness associated with these hedges during the three months ended March 31, 2010 or 2009.

Electricity Commodity Derivatives

During the first quarter of 2010, we entered into “receive fixed, pay variable” electricity swaps to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. The swaps collectively hedge 568,200 megawatt hours over either two- or nine-month periods. The electricity swaps in place are expected to hedge approximately 40% of our Wheelabrator Group’s 2010 merchant electricity sales. We have designated our electricity swaps as cash flow hedges. As of March 31, 2010, the fair value of these derivatives is

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprised of $1 million of current assets. We recognized pre-tax and after-tax gains of approximately $1 million to other comprehensive income for changes in their fair value during the three months ended March 31, 2010. There was no significant ineffectiveness associated with these hedges during the three months ended March 31, 2010.

5.	Income Taxes

Our effective tax rate for the three months ended March 31, 2010 was 36.6% compared with 37.2% for the comparable prior-year period. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three-month periods ended March 31, 2010 and 2009 were primarily due to the unfavorable impact of state and local income taxes. We evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

The Patient Protection and Affordable Care Act, which was signed into law in March 2010, includes a provision that eliminates the tax deductibility of retiree health care costs to the extent that retiree prescription drug benefits are reimbursed under Medicare Part D coverage. Although this provision of the Act does not take effect until 2013, we were required to recognize the full accounting impact of the change in law on our deferred tax assets during the first quarter of 2010, the period in which the law was enacted. The remeasurement of our deferred tax assets did not affect our financial position or results of operations as of and for the three months ended March 31, 2010.

6.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months
	Ended
	March 31,
	2010	2009

Consolidated net income	$192	$170

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) resulting from changes in fair value of derivative instruments, net of taxes	(11)	8
Realized (gains) losses on derivative instruments reclassified into earnings, net of taxes	9	(7)
Unrealized gains (losses) on marketable securities, net of taxes	1	(3)
Foreign currency translation adjustments	27	(21)

Other comprehensive income (loss)	26	(23)

Comprehensive income	218	147
Comprehensive income attributable to noncontrolling interests	(10)	(13)

Comprehensive income attributable to Waste Management, Inc.	$208	$134

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income, which is included as a component of Waste Management, Inc. stockholders’ equity, were as follows (in millions):

	March 31,	December 31,
	2010	2009

Accumulated unrealized loss on derivative instruments, net of taxes	$(10)	$(8)
Accumulated unrealized gain on marketable securities, net of taxes	3	2
Foreign currency translation adjustments	239	212
Funded status of post-retirement benefit obligations, net of taxes	2	2

	$234	$208

7.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months
	Ended
	March 31,
	2010	2009

Number of common shares outstanding at end of period	483.8	491.9
Effect of using weighted average common shares outstanding	1.8	(0.1)

Weighted average basic common shares outstanding	485.6	491.8
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.5	1.2

Weighted average diluted common shares outstanding	488.1	493.0

Potentially issuable shares	16.1	14.7
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	3.7	3.3

8.	Commitments and Contingencies

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Purchase Commitments — We continue to focus on the expansion of our waste-to-energy business and are actively pursuing various projects in the United States and internationally. As of December 31, 2009, we had a commitment to purchase a 40% equity investment in Shanghai Environment Group (“SEG”), a subsidiary of Shanghai Chengtou Holding Co., Ltd. During the first quarter of 2010, the Ministry of Commerce of the People’s Republic of China approved the transaction and we paid $142 million for our investment. As a joint venture partner in SEG, we will participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG will also focus on building new waste-to-energy facilities in China.

Additionally, our acquisition of a waste-to-energy facility in Portsmouth, Virginia has been approved by both the Southeastern Public Service Authority of Virginia, or SPSA, and the Virginia Resources Authority. We currently expect the acquisition to be completed in April of 2010. The expected purchase price for the facility is approximately $150 million.

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

We also have guaranteed the obligations of, and provided indemnification to, third parties in the ordinary course of business. Guarantee agreements outstanding as of March 31, 2010 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $9 million; and (ii) agreements guaranteeing the market value of homeowners’ properties adjacent to or near certain of our landfills. Our indemnification obligations generally arise in divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. We have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely remedy of a site. In these cases, we use the amount

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $150 million higher than the $257 million recorded in the Condensed Consolidated Financial Statements as of March 31, 2010. Our ongoing review of our remediation liabilities could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of March 31, 2010, we had been notified that we are a PRP in connection with 74 locations listed on the EPA’s National Priorities List, or NPL. Of the 74 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 58 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2008, we filed a lawsuit in state district court in Harris County, Texas against SAP AG and SAP America, Inc. The lawsuit related to our 2005 software license from SAP for a waste and recycling revenue management system and SAP’s implementation of the software. In April 2010, we settled the lawsuit, receiving a one-time cash payment, and all parties dismissed their claims with prejudice.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. The following matter pending as of March 31, 2010 is disclosed in accordance with that requirement:

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

Multi-Employer, Defined Benefit Pension Plans — Over 20% of our workforce is covered by collective bargaining agreements, which are with various union locals across the United States. As a result of some of these

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multi-employer, defined benefit pension plans for the affected employees. One of the multi-employer pension plans in which we participate is the Central States Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”), which has reported that it adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008. The Central States Pension Plan is in “critical status,” as defined by the Pension Protection Act of 2006.

In connection with our ongoing re-negotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. In the first quarter of 2010, we recognized a $28 million charge to “Operating” expenses for the agreed-upon withdrawals of three bargaining units from the Central States Pension Plan in connection with our negotiations of those units’ agreements. We do not believe that our withdrawals from multi-employer plans, individually or in the aggregate, will have a material adverse effect on our financial condition or liquidity. However, depending on the number of employees withdrawn in any future period and the financial condition of the multi-employer plans at the time of withdrawal, such withdrawals could materially affect our results of operations in the period of the withdrawal.

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2009 and 2010 and expect these audits to be completed within the next nine and 21 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 1999 and examinations associated with Canada that date back to 1998. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

9.	Restructuring

In January 2009, we took steps to streamline our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with the remainder of our solid waste business; and (iii) realigning our corporate organization with this new structure in order to provide support functions more efficiently.

This reorganization eliminated over 1,500 employee positions throughout the Company. During the three months ended March 31, 2009, we recognized $38 million of pre-tax restructuring charges associated with this reorganization, of which $36 million were related to employee severance and benefit costs. During the remainder of 2009, we incurred an additional $12 million of pre-tax restructuring charges associated with this reorganization, of which $5 million were related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized. The following table summarizes the charges recognized for this restructuring by each of our current reportable segments and our Corporate and Other organizations for the three months ended March 31, 2009 (in millions):

Three Months Ended
March 31, 2009

Eastern	$8
Midwest	8
Southern	8
Western	5
Wheelabrator	—
Corporate and Other	9

Total	$38

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through March 31, 2010, we had paid approximately $37 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the fourth quarter of 2010.

10.	Segment and Related Information

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

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following tables (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
	Revenues	Revenues	Revenues	Operations

Three Months Ended:

March 31, 2010
Eastern	$685	$(113)	$572	$109
Midwest	694	(98)	596	82
Southern	823	(97)	726	200
Western	764	(103)	661	129
Wheelabrator	206	(31)	175	36
Other	215	(10)	205	(29)

	3,387	(452)	2,935	527
Corporate and Other	—	—	—	(115)

Total	$3,387	$(452)	$2,935	$412

March 31, 2009
Eastern	$692	$(122)	$570	$92
Midwest	649	(95)	554	85
Southern	833	(107)	726	197
Western	757	(100)	657	128
Wheelabrator	201	(26)	175	39
Other	132	(4)	128	(31)

	3,264	(454)	2,810	510
Corporate and Other	—	—	—	(138)

Total	$3,264	$(454)	$2,810	$372

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as hurricanes typically experienced by our Southern Group, can actually increase our revenues in the areas affected. However, for several reasons, including significant mobilization costs, such revenue often generates earnings at comparatively lower margins. Certain weather conditions, including severe winter storms, may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

From time to time, the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. During the first quarter of 2010, our Midwest Group recognized a $28 million charge as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an under-funded multi-employer pension plan. Refer to Note 8 for additional information related to our participation in multi-employer pension plans. Further, as disclosed in Note 9, the income from operations of each of our geographic Groups for the three months ended March 31, 2009 was affected by our January 2009 reorganization.

11.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

Through December 31, 2008, we had capitalized $70 million of accumulated costs associated with the development of a new waste and recycling revenue management system. A significant portion of these costs was specifically associated with the purchase of a license for waste and recycling revenue management software and the efforts required to develop and configure that software for our use. After a failed pilot implementation of the software in one of our smallest Market Areas, the development efforts associated with the revenue management system were suspended in 2007. During 2009, we determined to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of the licensed software. Accordingly, in 2009, we recognized a non-cash charge of $51 million, $49 million of which was recognized during the first quarter of 2009 and $2 million of which was recognized during the fourth quarter of 2009 for the abandonment of the licensed software. Refer to Note 8 for additional information related to the licensed software.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

As of March 31, 2010, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$782	$782	$—	$—
Available-for-sale securities	181	181	—	—
Interest in available-for-sale securities of unconsolidated entities	107	107	—	—
Interest rate derivatives	38	—	38	—
Electricity commodity derivatives	1	—	1	—

Total assets	$1,109	$1,070	$39	$—

Liabilities:
Foreign currency derivatives	$30	$—	$30	$—

Total liabilities	$30	$—	$30	$—

Fair Value of Debt

At March 31, 2010, the carrying value of our debt was approximately $8.8 billion compared with $8.9 billion at December 31, 2009. The carrying value of our debt includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged.

The estimated fair value of our debt was approximately $9.1 billion at March 31, 2010 and approximately $9.3 billion at December 31, 2009. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the attached interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of March 31, 2010 and December 31, 2009. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2010
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$777	$—	$94	$—	$871
Other current assets	11	3	1,834	—	1,848

	788	3	1,928	—	2,719
Property and equipment, net	—	—	11,515	—	11,515
Investments in and advances to affiliates	10,441	12,953	2,344	(25,738)	—
Other assets	59	14	6,688	—	6,761

Total assets	$11,288	$12,970	$22,475	$(25,738)	$20,995

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$365	$152	$115	$—	$632
Accounts payable and other current liabilities	80	6	1,952	—	2,038

	445	158	2,067	—	2,670
Long-term debt, less current portion	4,610	449	3,132	—	8,191
Other liabilities	—	—	3,593	—	3,593

Total liabilities	5,055	607	8,792	—	14,454
Equity:
Stockholders’ equity	6,233	12,363	13,375	(25,738)	6,233
Noncontrolling interests	—	—	308	—	308

	6,233	12,363	13,683	(25,738)	6,541

Total liabilities and equity	$11,288	$12,970	$22,475	$(25,738)	$20,995

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2010
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,935	$—	$2,935
Costs and expenses	—	—	2,523	—	2,523

Income from operations	—	—	412	—	412

Other income (expense):
Interest income (expense), net	(75)	(10)	(27)	—	(112)
Equity in subsidiaries, net of taxes	228	234	—	(462)	—
Other, net	—	—	2	—	2

	153	224	(25)	(462)	(110)

Income before income taxes	153	224	387	(462)	302
Provision for (benefit from) income taxes	(29)	(4)	143	—	110

Net income	182	228	244	(462)	192
Noncontrolling interests	—	—	10	—	10

Net income attributable to Waste Management, Inc.	$182	$228	$234	$(462)	$182

Three Months Ended March 31, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,810	$—	$2,810
Costs and expenses	—	—	2,438	—	2,438

Income from operations	—	—	372	—	372

Other income (expense):
Interest income (expense)	(64)	(10)	(27)	—	(101)
Equity in subsidiaries, net of taxes	194	200	—	(394)	—
Other, net	—	—	—	—	—

	130	190	(27)	(394)	(101)

Income before income taxes	130	190	345	(394)	271
Provision for (benefit from) income taxes	(25)	(4)	130	—	101

Consolidated net income	155	194	215	(394)	170
Less: Net income attributable to noncontrolling interests	—	—	15	—	15

Net income attributable to Waste Management, Inc.	$155	$194	$200	$(394)	$155

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2010
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income	$182	$228	$244	$(462)	$192
Equity in earnings of subsidiaries, net of taxes	(228)	(234)	—	462	—
Other adjustments	(11)	(11)	326	—	304

Net cash provided by (used in) operating activities	(57)	(17)	570	—	496

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(62)	—	(62)
Capital expenditures	—	—	(255)	—	(255)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	12	—	12
Net receipts from restricted trust and escrow accounts and other, net	—	—	(130)	—	(130)

Net cash provided by (used in) investing activities	—	—	(435)	—	(435)

Cash flows from financing activities:
New borrowings	—	—	114	—	114
Debt repayments	—	(35)	(134)	—	(169)
Common stock repurchases	(120)	—	—	—	(120)
Cash dividends	(153)	—	—	—	(153)
Exercise of common stock options	7	—	—	—	7
Distributions paid to noncontrolling interests and other	—	—	(10)	—	(10)
(Increase) decrease in intercompany and investments, net	7	52	(59)	—	—

Net cash provided by (used in) financing activities	(259)	17	(89)	—	(331)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Decrease in cash and cash equivalents	(316)	—	47	—	(269)
Cash and cash equivalents at beginning of period	1,093	—	47	—	1,140

Cash and cash equivalents at end of period	$777	$—	$94	$—	$871

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

14.	New Accounting Standards Pending Adoption

Multiple-Deliverable Revenue Arrangements — In September 2009, the FASB amended authoritative guidance associated with multiple-deliverable revenue arrangements. This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which consideration is allocated across the separately identifiable deliverables. The amendments to authoritative guidance associated with multiple-deliverable revenue arrangements are effective for the Company on January 1, 2011, although the FASB does permit early adoption of the guidance provided that it is retroactively applied to the beginning of the year of adoption. The new accounting standard may be applied either retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the date of adoption. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements. However, our adoption of this guidance may significantly impact our accounting and reporting for future revenue arrangements to the extent they are material.

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

Some of the risks that we face and that could affect our financial statements for 2010 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company include the following:

•	volatility and deterioration in the credit markets, inflation and other general and local economic conditions may negatively affect the volumes of waste generated;

•	economic conditions may negatively affect parties with whom we do business, which could result in late payments or the uncollectability of receivables as well as the non-performance of certain agreements, including expected funding under our credit agreement, which could negatively impact our liquidity and results of operations;

•	competition may negatively affect our profitability or cash flows, our price increases may have negative effects on volumes, and price roll-backs and lower than average pricing to retain and attract customers may negatively affect our average yield on collection and disposal business;

•	we may be unable to maintain or expand margins if we are unable to control costs or raise prices;

•	we may not be able to successfully execute or continue our operational or other margin improvement plans and programs, including: pricing increases; passing on increased costs to our customers; reducing costs; and divesting under-performing assets and purchasing accretive businesses, any failures of which could negatively affect our revenues and margins;

•	weather conditions cause our quarter-to-quarter results to fluctuate, and harsh weather or natural disasters may cause us to temporarily shut down operations;

•	possible changes in our estimates of costs for site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses;

•	regulations may negatively impact our business by, among other things, restricting our operations, increasing costs of operations or requiring additional capital expenditures;

•	climate change legislation, including possible limits on carbon emissions, may negatively impact our results of operations by increasing expenses related to tracking, measuring and reporting our greenhouse gas emissions and increasing operating costs and capital expenditures that may be required to comply with any such legislation;

•	if we are unable to obtain and maintain permits needed to open, operate, and/or expand our facilities, our results of operations will be negatively impacted;

•	limitations or bans on disposal or transportation of out-of-state, cross-border, or certain categories of waste, as well as mandates on the disposal of waste, can increase our expenses and reduce our revenue;

•	fuel price increases or fuel supply shortages may increase our expenses or restrict our ability to operate;

•	increased costs or the inability to obtain financial assurance or the inadequacy of our insurance coverages could negatively impact our liquidity and increase our liabilities;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	fluctuations in commodity prices may have negative effects on our operating results;

•	trends requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of waste could have negative effects on volumes of waste going to landfills and waste-to-energy facilities;

•	efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have chosen to be represented by unions, which could lead to labor disruptions, including strikes and lock-outs, which could adversely affect our results of operations and cash flows;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs, limit our ability to conduct or expand our operations, or limit our ability to execute our business plans and strategies;

•	problems with the operation of our current information technology or the development and deployment of new information systems could decrease our efficiencies and increase our costs;

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations; and

•	we may reduce or permanently eliminate our dividend or share repurchase program, reduce capital spending or cease acquisitions if cash flows are less than we expect and we are not able to obtain capital needed to refinance our debt obligations, including near-term maturities, on acceptable terms and higher interest rates and market conditions may increase our expenses.

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

Overview

In the first quarter of 2010, we saw increased revenues and earnings as compared with the prior year period, reflecting our discipline in pricing and cost control, as well as an improvement in the general economic environment. Highlights of our financial results for the current quarter include:

•	Revenues of $2,935 million compared with $2,810 million in the first quarter of 2009, an increase of $125 million, or 4.4%;

•	Internal revenue growth from yield on collection and disposal business measured as a percentage of the related business of 1.8% in the current period;

•	Internal revenue growth from volume was negative 4.9% in the first quarter of 2010 compared with negative 8.1% in the first quarter of 2009;

•	Operating expenses of $1,881 million, or 64.1% of revenues, compared with $1,725 million, or 61.4% of revenues, in the first quarter of 2009. This increase of $156 million, or 9.0%, is due primarily to higher recyclable commodity prices as well as higher fuel prices;

•	Selling, general and administrative expenses increased by $14 million, or 4.2%, from $337 million in the prior year period to $351 million in the first quarter of 2010;

•	Income from operations of $412 million, or 14.0% of revenues, for the first quarter of 2010 compared with $372 million, or 13.2% of revenues, for the first quarter of 2009, an improvement of 10.8%; and

•	Net income attributable to Waste Management, Inc. of $182 million, or $0.37 per diluted share for the current quarter, as compared with $155 million, or $0.31 per diluted share, for the prior year period.

Our first quarter results are particularly noteworthy in light of the continued challenges we faced during the quarter due to (i) continued weakness in industrial collection volumes, due in large part to sustained reductions in residential and commercial construction; (ii) the negative pressures on our earnings and margins from rising fuel costs; and (iii) harsh winter weather conditions. The severe winter weather experienced in early 2010 reduced our revenues and increased our overtime and landfill operating costs causing an estimated decrease in our diluted earnings per share of $0.02.

The comparability of our results for the first quarter of 2010 with the first quarter of 2009 has also been affected by certain non-recurring charges. The results of the first quarter of 2010 were significantly affected by the following:

•	The recognition of a $28 million charge to “Operating” expenses incurred by our Midwest Group as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an under-funded multi-employer pension plan. This charge reduced diluted earnings per share for the quarter by $0.04.

The results of the first quarter of 2009 were significantly affected by the following:

•	The recognition of a pre-tax, non-cash charge of $49 million related to the abandonment of revenue management software, which had a negative $0.06 impact on our diluted earnings per share; and

•	The recognition of a pre-tax charge of $38 million for our January 2009 restructuring, which was primarily related to severance and benefit costs. The restructuring charge reduced diluted earnings per share for the quarter by $0.05.

We expect that throughout 2010 we may continue to face challenges related to the economy and rising fuel prices. Additionally, we are mindful of trends toward waste reduction at the source, diversion from landfills and customers seeking alternative methods of disposal. We are continuing to implement measures that we believe will grow our business, improve our current operations’ performance and enhance and expand our services.

During the first quarter of 2010, we paid $142 million to purchase a 40% equity investment in Shanghai Environment Group (“SEG”), a subsidiary of Shanghai Chengtou Holding Co. Ltd. As a joint venture partner in SEG, we will participate in the operation and management of waste-to-energy and other waste services in the

Chinese market. SEG will also focus on building new waste-to- energy facilities in China. Additionally, our acquisition of a waste-to-energy facility in Portsmouth, Virginia has been approved by both the Southeastern Public Service Authority of Virginia, or SPSA, and the Virginia Resources Authority. We currently expect the acquisition to be completed in April of 2010. The expected purchase price for the facility is approximately $150 million.

Free Cash Flow

As is our practice, we are presenting free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business. We also believe it is indicative of our ability to pay our quarterly dividends, repurchase common stock, fund acquisitions and other investments and, in the absence of refinancings, to repay our debt obligations. Free cash flow is not intended to replace “Net cash provided by operating activities,” which is the most comparable GAAP measure. However, we believe free cash flow gives investors greater insight into how we view our liquidity. The use of free cash flow as a liquidity measure has material limitations because it excludes certain expenditures that are required or that we have committed to, such as declared dividend payments and debt service requirements.

We calculate free cash flow as shown in the table below (in millions), which may not be the same as similarly-titled measures presented by other companies:

	Three Months
	Ended
	March 31,
	2010	2009

Net cash provided by operating activities	$496	$519
Capital expenditures	(255)	(325)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	12	5

Free cash flow	$253	$199

When comparing our cash flow from operating activities for the reported periods, the current year decrease was driven by a year-over-year increase in income tax payments of $42 million. The impact of higher tax payments was partially offset by the favorable impacts of working capital changes and a slight improvement in our earnings. The decrease in capital expenditures when comparing the first quarter of 2010 with the prior year period can generally be attributed to timing differences associated with cash payments for the previous year’s fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. A less significant portion of our fourth quarter 2009 spending was paid in cash in 2010 than in the preceding year.

Adoption of New Accounting Standards

Consolidation of Variable Interest Entities — In June 2009, the FASB issued revised authoritative guidance associated with the consolidation of variable interest entities. This revised guidance replaced the previous quantitative-based assessment for determining which enterprise has a controlling interest in a variable interest entity with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This revised guidance also requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity rather than a reassessment only upon the occurrence of specific events.

We adopted this revised guidance effective January 1, 2010. This change in accounting has not materially affected our financial position, results of operations or cash flows during the periods presented. For information related to our interests in variable interest entities, refer to Note 1 of our Condensed Consolidated Financial Statements.

New Accounting Standards Pending Adoption

Multiple-Deliverable Revenue Arrangements — In September 2009, the FASB amended authoritative guidance associated with multiple-deliverable revenue arrangements. This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which consideration is allocated across the separately identifiable deliverables. The amendments to authoritative guidance associated with multiple-deliverable revenue arrangements are effective for the Company on January 1, 2011, although the FASB does permit early adoption of the guidance provided that it is retroactively applied to the beginning of the year of adoption. The new accounting standard may be applied either retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the date of adoption. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements. However, our adoption of this guidance may significantly impact our accounting and reporting for future revenue arrangements to the extent they are material.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments and self-insurance reserves and recoveries, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Results of Operations

Operating Revenues

We manage and evaluate our principal operations through five Groups. Our four geographic Groups, which include our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, recycling and disposal services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services. We also provide additional services that are not managed through our five Groups, including recycling brokerage services, electronic recycling services, in-plant services and landfill gas-to-energy services. These operations are presented as “Other.” Shown below (in millions) is the contribution to revenues during each period provided by our five Groups and our Other waste services:

	Three Months
	Ended
	March 31,
	2010	2009

Eastern	$685	$692
Midwest	694	649
Southern	823	833
Western	764	757
Wheelabrator	206	201
Other	215	132
Intercompany	(452)	(454)

Total	$2,935	$2,810

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months
	Ended
	March 31,
	2010	2009

Collection	$1,974	$1,952
Landfill	562	600
Transfer	312	321
Wheelabrator	206	201
Recycling	269	143
Other	64	47
Intercompany	(452)	(454)

Total	$2,935	$2,810

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change
	for the Three Months Ended
	March 31,
	2010 vs. 2009
		As a % of
		Total
	Amount	Company(a)

Average yield(b)	$188	6.7%
Volume	(137)	(4.9)

Internal revenue growth	51	1.8
Acquisitions	48	1.7
Divestitures	(1)	—
Foreign currency translation	27	0.9

	$125	4.4%

(a)	Calculated by dividing the amount of current-year period increase or decrease by the prior-year period’s total company revenue ($2,810 million) adjusted to exclude the impacts of divestitures for the current-year period ($1 million).

(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We analyze the changes in average yield in terms of related business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis:

	Period-to-Period Change
	for the Three Months Ended
	March 31,
	2010 vs. 2009
		As a % of
		Related
	Amount	Business(i)

Average yield:
Collection, landfill and transfer	$38	1.6%
Waste-to-energy disposal	7	7.4

Collection and disposal	45	1.8
Recycling commodities	138	102.2
Electricity	(8)	(11.0)
Fuel surcharges and mandated fees	13	15.3

Total	$188	6.7

(i)	Calculated by dividing the increase or decrease for the current-year period by the prior-year period’s related business revenue, adjusted to exclude the impacts of divestitures for the current-year period ($1 million). The table below summarizes the related business revenues for the three months ended March 31, 2009 adjusted to exclude the impacts of divestitures:

Denominator

Related business revenues:
Collection, landfill and transfer	$2,421
Waste-to-energy disposal	95

Collection and disposal	2,516
Recycling commodities	135
Electricity	73
Fuel surcharges and mandated fees	85

Total	$2,809

Our revenues increased $125 million, or 4.4%, for the three months ended March 31, 2010 as compared with the prior year period. Our current period revenue growth has been driven by (i) market factors, including higher recyclable commodity prices; foreign currency translation, which affects revenues from our Canadian operations; and higher diesel fuel prices, which increased revenues provided by our fuel surcharge program; (ii) acquisitions; and (iii) revenue growth from average yield on our collection and disposal operations. Offsetting these revenue increases were revenue declines due to lower volumes, which have generally resulted from continued reductions in consumer and business spending, which results in less waste being generated. The severe weather conditions experienced during the first two months of 2010 and pricing competition also contributed to our volume declines during the first quarter of 2010.

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

Our first quarter 2010 revenue growth from yield on our collection and disposal lines of business of $45 million, or 1.8%, demonstrates our commitment to pricing even in the current economic environment. This increase in revenue from yield was driven by our collection operations, which experienced yield growth in all lines of business and in every geographic operating group. As discussed below, increased collection revenues due to pricing have been more than offset by revenue declines from lower collection volumes. However, revenue growth from yield on base business and a focus on controlling variable costs has provided margin improvements in our collection line of business.

The current quarter revenue growth from collection and disposal average yield was lower than what we have seen in recent quarters, due, in part, to challenges presented by today’s markets where there are reduced volume levels resulting from the economic slowdown. In addition, a significant portion of our collection revenues are generated under long-term franchise agreements with municipalities or similar local or regional authorities. These contractual agreements generally tie pricing adjustments to inflation indices, which have been extremely low, and in some cases negative, in recent periods. We consider all of these trends in executing our pricing strategies, but are committed to maintaining pricing discipline in order to improve yield on our base business, particularly during the second half of 2010.

Recycling commodities — Increases in the prices of the recycling commodities we process resulted in an increase in revenues of $138 million for the first quarter of 2010 as compared with the prior year period. During the fourth quarter of 2008 and the first quarter of 2009, recycling commodity prices were sharply lower as a result of a significant decrease in the demand for commodities both domestically and internationally. However, since the first quarter of 2009, prices for recyclable commodities have increased significantly, with current overall prices at two times prior year levels. The prices for old corrugated cardboard, which is one of our highest volume commodities, have tripled when comparing the prices for the first quarter of 2010 with the comparable prior year period.

Electricity — The changes in revenue from yield provided by our waste-to-energy business are largely due to fluctuations in rates we can charge for electricity under our power purchase contracts and in merchant transactions. In most of the markets where we operate, electricity prices correlate with natural gas prices. For the first quarter of 2010, we experienced a decline of $8 million in revenue from yield at our waste-to-energy facilities due to a decrease in market prices for electricity. During the first quarter of 2010, approximately 46% of the electricity revenue at our waste-to-energy facilities was subject to current market rates, which is an increase from 32% during the first quarter of 2009. Our waste-to-energy facilities’ exposure to market price volatility will continue to increase as more long-term contracts expire.

Fuel surcharges and mandated fees — Revenue generated by our fuel surcharge program increased by $13 million during the first quarter of 2010. This increase is directly attributable to higher crude oil index prices that we use for our fuel surcharge program. The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — Our revenue decline due to volume for the first quarter of 2010 was $137 million, or 4.9%, which is a notable improvement in the rate of revenue decline from the prior year period when revenue declines due to volume were $265 million, or 8.1%. We estimate that over $26 million of our first quarter 2010 revenue decline from lower volumes was attributable to the severe weather conditions experienced during the quarter. The remaining decrease is generally attributable to economic conditions, pricing, competition and recent trends of waste reduction and diversion by consumers.

Volume declines from our collection business accounted for $106 million of the total volume-related revenue decline during the first quarter of 2010. Our industrial collection operations continue to be the most significantly affected by the current economic environment due to the construction slowdown across the United States. Our commercial and residential collection lines of business tend to be more recession resistant than our other lines of business. However, we still experienced some commercial and residential collection volume declines during the first quarter of 2010 that we attribute to the recessionary economic environment, as well as the effects of pricing and competition.

We also experienced a $25 million decline in third party revenue due to lower volumes at our landfills during the first quarter of 2010 principally due to (i) a reduction in the transportation component of our disposal business; and (ii) volume declines in our more economically-sensitive construction and demolition business. Lower third party volumes in our transfer station operations also caused revenue declines and can generally be attributed to economic conditions and the effects of pricing and competition. Finally, negative economic impacts on the amount of waste being generated reduced the amount of materials available to recycle, causing volume declines in our recycling operations.

We are optimistic about the lessening rate of revenue decline due to lower volumes. However, (i) the continued weakness of the overall economic environment, particularly in the construction and demolition business, which tends to improve at a slower pace; (ii) recent trends of waste reduction and diversion by consumers; and (iii) pricing competition are presenting challenges to maintaining and growing volumes.

Acquisitions and divestitures — Revenue increases from acquisitions were principally in (i) the collection and recycling lines of business, reflecting our continued focus on accretive acquisitions that will complement our core solid waste operations; and (ii) our “Other” businesses, demonstrating our current focus on identifying strategic growth opportunities in new, complementary lines of business.

Operating Expenses

Our operating expenses increased by $156 million, or 9.0%, when comparing the three months ended March 31, 2010 with the comparable prior year period. Our operating expenses as a percentage of revenues increased to 64.1% in the current period from 61.4% in the prior year period. The increases can largely be attributed to the following:

•	Higher market prices for recyclable commodities — Overall, market prices for recyclable commodities are about two times prior year levels. The year-over-year increase is the result of continued recovery in recyclable commodity prices from the near-historic lows reached in late 2008 and early 2009. This significant increase in market prices was the driver of the current quarter increase in cost of goods sold, presented in the table below.

•	Fuel cost increases — On average, diesel fuel prices increased 30% from $2.19 per gallon in the first quarter of 2009 to $2.85 per gallon in the first quarter of 2010. Higher fuel costs caused increases in both our direct fuel costs and in the fuel component of our subcontractor costs for the first quarter of 2010.

•	Acquisitions and growth initiatives — We have experienced cost increases attributable to recently acquired businesses and, to a lesser extent, our various growth and business development initiatives. These cost increases have affected each of the operating cost categories identified in the table below.

•	Strengthening of the Canadian dollar — When comparing the average exchange rate for the first quarter of 2010 with the first quarter of 2009, the Canadian rate strengthened by 19%, which increased our first quarter 2010 operating expenses by $21 million. Foreign currency translation has increased our expenses in all operating cost categories.

These increases in operating expenses have been partially offset by the impacts of continued volume declines. After considering the significant impacts that general economic and market conditions had on our operating expenses for the first quarter of 2010, we are encouraged that our results continue to reflect our focus on identifying operational efficiencies that translate into cost savings and on managing our fixed costs and reducing our variable costs as volumes decline.

The following table summarizes the major components of our operating expenses, which include the impact of foreign currency translation, for the three month periods ended March 31 (dollars in millions):

	Three Months
	Ended		Period-to-
	March 31,		Period
	2010	2009	Change

Labor and related benefits	$580	$556	$24	4.3%
Transfer and disposal costs	220	216	4	1.9
Maintenance and repairs	268	269	(1)	(0.4)
Subcontractor costs	165	170	(5)	(2.9)
Cost of goods sold	173	96	77	80.2
Fuel	117	89	28	31.5
Disposal and franchise fees and taxes	137	135	2	1.5
Landfill operating costs	65	43	22	51.2
Risk management	53	50	3	6.0
Other	103	101	2	2.0

	$1,881	$1,725	$156	9.0%

Significant changes in our operating expenses by category are discussed below.

•	Labor and related benefits — The increase was due to a $28 million charge incurred by our Midwest Group as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an under-funded multi-employer pension plan. Our 2010 expenses also increased as a result of (i) higher hourly wages due to merit increases that were effective in July of 2009; (ii) additional expenses incurred for acquisitions and growth opportunities; and (iii) the strengthening Canadian dollar. These cost increases were offset, in part, by cost savings that have been achieved as volumes declined.

•	Cost of goods sold — The significant increase was a result of the improvement in recycling commodity pricing discussed above.

•	Fuel — Higher direct costs for diesel fuel were due to an increase in market prices on a year-over-year basis of 30%.

•	Landfill operating costs — Increases in these costs in the current year were due, in part, to (i) charges recognized during the first quarter of 2010 for revisions in estimates for certain of our remedial obligations; and (ii) the impacts of the inclement weather conditions experienced across much of the country during the first two months of 2010. Higher precipitation levels in 2010 increased our leachate disposal costs, particularly in the Eastern Group.

During the first quarter of 2009, our landfill operating costs were reduced by the recognition of a $10 million favorable adjustment recorded to decrease the estimated present value of our environmental remediation obligations as a result of an increase in the discount rate used.

Selling, General and Administrative

Our selling, general and administrative expenses increased by $14 million, or 4.2%, when comparing the three months ended March 31, 2010 with the same period of 2009. The increase is largely due to (i) an $11 million increase in costs incurred to support the Company’s strategic plan to grow into new markets and provide expanded service offerings; and (ii) an $8 million increase in costs attributable to our long-term incentive plan and our salary deferral plan. The impacts of these cost increases were offset, in part, by a $9 million year-over-year decrease in our provision for bad debts.

The following table summarizes the major components of our selling, general and administrative costs for the three month periods ended March 31 (dollars in millions):

	Three Months
	Ended		Period-to-
	March 31,		Period
	2010	2009	Change

Labor and related benefits	$208	$196	$12	6.1%
Professional fees	42	34	8	23.5
Provision for bad debts	12	21	(9)	(42.9)
Other	89	86	3	3.5

	$351	$337	$14	4.2%

Labor and related benefits — The increase in the first quarter of 2010 is primarily associated with higher non-cash compensation costs incurred for equity awards granted under our long-term incentive plan. Certain equity awards granted during the first quarter of 2010 provide for continued vesting for three years following an employee’s retirement. Because retirement-eligible employees are not required to provide any future service to vest in these awards, we recognized all of the compensation expense associated with their awards immediately. This retirement provision was not included in equity awards granted in 2009.

We also incurred higher costs during the first quarter of 2010 for contract labor and for our salary deferral plan, the costs of which are directly affected by equity-market conditions. These cost increases were partially offset by lower bonus expense in the first quarter of 2010.

Professional fees — These costs increased year-over-year due predominately to higher consulting and legal costs. The increase in consulting fees was primarily attributable to our current focus on optimizing our information technology systems.

Provision for bad debts — Our provision for bad debts for the first quarter of 2009 was significantly higher than what we generally recognize during a quarterly period due to the Company’s assessment of how the general economic and market environment at that time would affect our collection risk. We believe that those risks have moderated. Accordingly, our provision for bad debts for the current quarter is significantly lower than what we recognized in the prior year period. Additionally, the reduction in our provision reflects management’s continued focus on the collection of our receivables.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization costs for the three-month periods ended March 31 (dollars in millions):

	Three Months
	Ended		Period-to-
	March 31,		Period
	2010	2009	Change

Depreciation of tangible property and equipment	$194	$195	$(1)	(0.5)%
Amortization of landfill airspace	87	88	(1)	(1.1)
Amortization of intangible assets	10	6	4	66.7

	$291	$289	$2	0.7%

The increase in amortization expense of intangible assets is due to our focus on the growth and development of our business through acquisitions and other investments. The current period increase is primarily related to the amortization of definite-lived operating permits acquired by our Healthcare Solutions operations and customer lists acquired by our Southern and Midwest Groups.

Restructuring

In January 2009, we took steps to streamline our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with the remainder of our solid waste business; and (iii) realigning our corporate organization with this new structure in order to provide support functions more efficiently.

This reorganization eliminated over 1,500 employee positions throughout the Company. During the three months ended March 31, 2009, we recognized $38 million of pre-tax restructuring charges associated with this reorganization, of which $36 million were related to employee severance and benefit costs. During the remainder of 2009, we incurred an additional $12 million of pre-tax restructuring charges associated with this reorganization, of which $5 million were related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

Through December 31, 2008, we had capitalized $70 million of accumulated costs associated with the development of a new waste and recycling revenue management system. A significant portion of these costs was specifically associated with the purchase of a license for waste and recycling revenue management software and the efforts required to develop and configure that software for our use. After a failed pilot implementation of the software in one of our smallest Market Areas, the development efforts associated with the revenue management system were suspended in 2007. During 2009, we determined to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of the licensed software. Accordingly, in 2009, we recognized a non-cash charge of $51 million, $49 million of which was recognized during the first quarter of 2009 and $2 million of which was recognized during the fourth quarter of 2009 for the abandonment of the licensed software. Refer to Note 8 of our Condensed Consolidated Financial Statements for additional information related to the licensed software.

Income from Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three month periods ended March 31 (dollars in millions):

	Three Months
	Ended		Period-to-
	March 31,		Period
	2010	2009	Change

Reportable segments:
Eastern	$109	$92	$17	18.5%
Midwest(a)	82	85	(3)	(3.5)
Southern	200	197	3	1.5
Western	129	128	1	0.8
Wheelabrator	36	39	(3)	(7.7)
Other	(29)	(31)	2	(6.5)

	527	510	17	3.3
Corporate and Other	(115)	(138)	23	(16.7)

Total	$412	$372	$40	10.8%

(a)	The first quarter 2010 income from operations of our Midwest Group was significantly affected by the recognition of a $28 million charge as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an under-funded, multi-employer pension plan.

Reportable Segments — During the first quarter of 2010, the results of operations of each of our geographic Groups improved as a result of the following:

•	a significant year-over-year improvement in market prices for recyclable commodities;

•	revenue growth from yield on our base business; and

•	the accretive benefits of recent acquisitions.

These increases in the geographic Groups’ 2010 results were offset, in part, by a decrease in income from operations caused by the following:

•	continued volume declines due to the economy, pricing and competition;

•	a decrease in revenues and increased overtime and landfill operating costs due to the severe winter weather experienced in early 2010;

•	increasing direct and indirect costs for diesel fuels, which have outpaced the related revenue growth from our fuel surcharge program; and

•	an increase in hourly wages due to annual merit increases effective in July 2009.

Although each of the geographic Groups has been significantly affected by the above items, our Eastern and Midwest Groups saw much more significant first quarter 2010 earnings growth than our Southern and Western Groups largely because (i) the significant slowdown in construction activities, which has driven our industrial collection volume declines, is the most significant in the Southern portion of the United States; (ii) recycling activities are less prevalent in the South, which made that Group’s earnings growth from recyclable commodity price recovery in the current quarter less significant; (iii) a more significant portion of the Western Group’s collection revenues are subject to long-term franchise agreements that tie pricing adjustments to inflation indices, which have been extremely low, and in some cases negative, in recent periods; and (iv) the Western Group has experienced more significant volume declines, particularly in the economically-sensitive special waste business.

The comparability of each of our reportable segments’ operating results for the reported periods was also affected by (i) the restructuring charge we recognized during the first quarter of 2009; and (ii) significantly higher provisions for bad debt during the first quarter of 2009 due to the economic and market conditions at that time.

The decrease in the income from operations of our Wheelabrator Group was driven by lower electricity prices, largely offset by the favorable impacts of higher long-term disposal pricing and increases in disposal tonnage and energy production at our plants.

Other — The favorable change in operating results is largely due to improvements in our recycling brokerage business as a result of higher recycling commodity prices in the current quarter. During both periods, this portion of our business incurred significant costs to support the Company’s strategic plan to grow into new markets and provide expanded service offerings.

Corporate and Other — Although these expenses decreased on a year-over-year basis, the overall decline is largely attributable to significant non-recurring charges recognized in the first quarter of 2009 for the abandonment of our revenue management software and our January 2009 restructuring. However, we did experience current period expense increases related to (i) our equity compensation and salary deferral plans; (ii) legal and consulting costs; and (iii) revisions in the estimated cost of meeting our remedial obligations at certain closed landfills that lessened the positive year-over-year comparison.

Renewable Energy Operations

We have extracted value from the waste streams we manage for years, and we are focusing on increasing our ability to do so, particularly in the field of clean and renewable energy. Most significantly, our current operations produce renewable energy through the waste-to-energy facilities that are managed by our Wheelabrator Group and our landfill gas-to-energy operations. We are actively seeking opportunities to enhance our existing renewable energy service offerings to ensure that we can respond to the shifting demands of consumers and ensure that we are acting as a leader in environmental stewardship.

We are disclosing the following supplemental information related to the operating results of our renewable energy operations for the first quarter of 2010 (in millions) because we believe that it provides information related to the significance of our current renewable energy operations, the profitability of these operations and the costs we are incurring to develop these operations.

		Landfill Gas-	Growth
	Wheelabrator	to-energy(a)	Opportunities(b)	Total

Operating revenues (including intercompany)	$206	$28	$—	$234
Costs and expenses:
Operating	133	11	1	145
Selling, general & administrative	15	1	1	17
Depreciation and amortization	22	5	—	27

	170	17	2	189

Income from operations	$36	$11	$(2)	$45

(a)	Our landfill gas-to-energy business focuses on generating a renewable energy source from the methane component of landfill gas that is produced as waste decomposes. The operating results included here include the revenues and expenses of landfill gas-to-energy plants that we own and operate, as well as revenues generated from the sale of landfill gas to third party owner/operators. The operating results of our landfill gas-to-energy business are included within our geographic reportable segments and “Other.”

(b)	Includes businesses and entities we have acquired or invested in through our organic growth group’s business development efforts. These businesses include a joint venture engaged in the development and operation of plasma gasification facilities that process waste streams to produce renewable fuels; a landfill gas to LNG facility; landfill gas to diesel fuels technologies; organic waste streams to fuels technologies; and other engineered fuels technologies. The operating results of our growth opportunities are included within “Other” in our assessment of our income from operations by segment.

Interest Expense

Our interest expense was $112 million during the first quarter of 2010 compared with $105 million during the first quarter of 2009. The $7 million, or 6.7%, increase is generally related to an increase in our average debt balances. In the fourth quarter of 2009, the Company issued $600 million of senior notes, which mature in 2039 and have a coupon rate of 6.125%. This debt issuance is expected to increase our interest expense throughout 2010 as we currently intend to use a significant portion of the proceeds from the issuance to make various acquisitions and investments, rather than as a source for the repayment of existing debt.

The increase in interest expense attributable to our higher outstanding debt was offset, in part, by a decline in market interest rates, which has reduced the interest costs of our Canadian credit facility and our tax-exempt borrowings.

Interest Income

Interest income was less than $1 million in the first quarter of 2010 compared with $4 million in the first quarter of 2009. The decrease in interest income is related to a decline in market interest rates. Although our average cash and cash equivalents balances have increased year-over-year, record-low short-term interest rates have resulted in insignificant interest being generated on current balances. The increase in our cash and cash equivalents balances is due in large part to our $600 million issuance of senior notes during the fourth quarter of 2009. We utilized $142 million of this debt issuance to fund our first quarter 2010 purchase of a 40% equity investment in Shanghai Environment Group, which is discussed in Note 8 of our Condensed Consolidated Financial Statements. We currently expect to use a significant portion of the remaining funds for investments and acquisitions in our waste-to-energy and solid waste businesses.

Provision for Income Taxes

We recorded a provision for income taxes of $110 million during the first quarter of 2010, representing an effective tax rate of 36.6%, compared with a provision for income taxes of $101 million during the first quarter of 2009, representing an effective income tax rate of 37.2%. The year-over-year increase in our reported income taxes is primarily due to the current year increase in pre-tax income.

The Patient Protection and Affordable Care Act, which was signed into law in March 2010, includes a provision that eliminates the tax deductibility of retiree health care costs to the extent that retiree prescription drug benefits are reimbursed under Medicare Part D coverage. Although this provision of the Act does not take effect until 2013, we were required to recognize the full accounting impact of the change in law on our deferred tax assets during the first quarter of 2010, the period in which the law was enacted. The remeasurement of our deferred tax assets did not affect our financial position or results of operations as of and for the three months ended March 31, 2010.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $10 million and $15 million for the three months ended March 31, 2010 and 2009, respectively. The comparison of these amounts for the reported periods has been affected by (i) our January 2010 acquisition of a controlling financial interest in a portable self-storage business; and (ii) the recognition of a $2 million increase in noncontrolling interest during the first quarter of 2009 as a result of a decrease in consolidated operating expenses due to changes in the present value of our environmental remediation obligations.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of March 31, 2010 and December 31, 2009 (dollars in millions):

	March 31,	December 31,
	2010	2009

Cash and cash equivalents	$871	$1,140

Restricted trust and escrow accounts:
Tax-exempt bond funds	$45	$65
Closure, post-closure and environmental remediation funds(a)	123	231
Other	11	10

Total restricted trust and escrow accounts	$179	$306

Debt:
Current portion of long-term debt	$632	$749
Long-term debt, less current portion	8,191	8,124

Total long-term debt	$8,823	$8,873

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$87	$91

(a)	The decrease in restricted trust and escrow accounts from December 31, 2009 is due to our implementation of revised accounting guidance related to the consolidation of variable interest entities. Effective January 1, 2010 we were required to deconsolidate trusts for which power over significant activities is shared, which reduced our restricted trust and escrow accounts by $109 million. Beginning in 2010, our interests in these trust funds have been accounted for as investments in unconsolidated entities. The fair value of our investments in these entities was $107 million as of March 31, 2010. These amounts are included as long-term “Other assets” in our Condensed Consolidated Balance Sheet.

As of March 31, 2010, we had $1,108 million of debt maturing within twelve months, including U.S. $254 million under our Canadian credit facility, $600 million of 7.375% senior notes that mature in August 2010 and $147 million of 7.65% senior notes that mature in March 2011. The amount reported as the current portion of long-term debt as of March 31, 2010 excludes $476 million of these scheduled repayments because we have the intent and ability to refinance portions of our current maturities on a long-term basis.

We have significant financial assurance needs and have established various letter of credit agreements to provide us with sources of credit capacity. In June 2010, $175 million of our current letter of credit capacity expires. During the first quarter of 2010, we executed a letter of credit facility that provides us with $200 million of credit capacity through June 2015, effectively maintaining our total credit capacity for the remainder of the year. We expect that similar facilities may continue to serve as a cost efficient source of financial assurance in the future, and we continue to assess our financial assurance requirements to ensure that we have adequate letter of credit capacity in advance of our business needs.

Summary of Cash Flow Activity

Net Cash Provided by Operating Activities — We generated $496 million of cash flows from operating activities during the first quarter of 2010, compared with $519 million during the first quarter of 2009. The $23 million decrease was driven by a year-over-year increase in income tax payments of $42 million. The impact of higher tax payments was partially offset by the favorable impacts of working capital changes and a slight improvement in our earnings.

Net Cash Used in Investing Activities — During the first quarter of 2010, net cash used in investing activities was $435 million, compared with $296 million in the first quarter of 2009. The most significant items affecting the comparison of our investing cash flows for the first quarter of 2010 and the first quarter of 2009 are summarized below:

•	Investments in unconsolidated entities — We made $149 million of cash investments in unconsolidated entities during the first quarter of 2010. These cash investments were primarily related to a $142 million payment made to acquire a 40% equity investment in Shanghai Environment Group (“SEG”), a subsidiary of Shanghai Chengtou Holding Co., Ltd. As a joint venture partner in SEG, we will participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG will also focus on building new waste-to-energy facilities in China. We did not make any similar investments during the first quarter of 2009.

•	Capital expenditures — We used $255 million during the first quarter of 2010 for capital expenditures compared with $325 million in the first quarter of 2009, a decrease of $70 million. The decrease can generally be attributed to timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $145 million of our fourth quarter 2009 spending was paid in cash in 2010 compared with approximately $245 million of our fourth quarter 2008 spending that was paid in the first quarter of 2009.

•	Acquisitions — Our spending on acquisitions increased from $22 million in the first quarter of 2009 to $62 million in the first quarter of 2010. The increase in acquisition spending is due to our focus on accretive acquisitions and growth opportunities that will contribute to improved future results of operations and enhance and expand our existing service offerings.

•	Net receipts from restricted funds — Net funds received from our restricted trust and escrow accounts contributed $19 million to our investing activities in the first quarter of 2010 compared with $46 million in the first quarter of 2009. The year-over-year decrease in cash received from our restricted trust and escrow accounts is generally due to the timing of requisitions from our tax-exempt bond funds, which are used to support related capital projects.

Net Cash Provided by (Used in) Financing Activities — During the first quarter of 2010, net cash used in financing activities was $331 million, compared with net cash provided by financing activities of $245 million for the first quarter of 2009. The most significant items affecting the comparison of our financing cash flows for the first quarter of 2010 and the first quarter of 2009 are summarized below:

•	Share repurchases and dividend payments — We repurchased 3.8 million shares of our common stock for $125 million during the first quarter of 2010, of which approximately $5 million was paid in April 2010. In the latter part of 2008, we determined that, given the state of the financial markets and the economy, it would be prudent to temporarily suspend our share repurchases. Accordingly, we did not repurchase any shares of our common stock during the first quarter of 2009.

We paid $153 million in cash dividends in the first quarter of 2010 compared with $143 million in the first quarter of 2009. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.29 in 2009 to $0.315 in 2010.

Share repurchases during the remainder of 2010 will be made at the discretion of management and the Board of Directors will declare dividends at their discretion, with any decisions dependent on various factors, including our net earnings, financial condition, cash required for future acquisitions and other factors the Board may deem relevant.

•	Debt borrowings and repayments — The following summarizes our most significant cash borrowings and debt repayments made during each period (in millions):

	Three Months
	Ended
	March 31,
	2010	2009

Borrowings:
Canadian credit facility	$114	$102
Senior notes	—	793

	$114	$895

Repayments:
Revolving credit facility	$—	$(300)
Canadian credit facility	(123)	(102)
Tax exempt bonds	(35)	(41)
Capital leases and other debt	(11)	(9)

	$(169)	$(452)

Net borrowings	$(55)	$443

•	Accrued liabilities for checks written in excess of cash balances — Changes in our accrued liabilities for checks written in excess of cash balances are reflected as “Other” financing activities in the Consolidated Statement of Cash Flows. There are significant changes in these accrued liability balances at period ends, which are generally attributable to the timing of cash deposits.

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

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 8 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2010 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as hurricanes typically experienced by our Southern Group, can actually increase our revenues in the areas affected. However, for several reasons, including significant mobilization costs, such revenue often generates earnings at comparatively lower margins. Certain weather conditions, including severe winter storms, may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

While inflationary increases in costs, including the cost of diesel fuel, have affected our operating margins in recent periods, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, a significant portion of our collection revenues are generated under long-term franchise agreements with municipalities or similar local or regional authorities. These contractual agreements generally provide for price adjustments based on various indicies intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

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

Changes in Internal Controls over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2010. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

Information regarding our legal proceedings can be found under the “Litigation” section of Note 8, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009 in response to Item 1A to Part I of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Board of Directors has approved a capital allocation program that provides a maximum of $1.3 billion in combined cash dividends and common stock repurchases in 2010. All of the common stock repurchases made in 2010 have been pursuant to this capital allocation program.

The following table summarizes common stock repurchases made during the first quarter of 2010:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

January 1 — 31	1,279,300	$33.52	1,279,300	$1,105 Million
February 1 — 28	1,143,050	$32.31	1,143,050	$1,068 Million
March 1 — 31	1,357,449	$33.90	1,357,449	$1,022 Million

Total	3,779,799	$33.29	3,779,799

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

(b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided net of the $153 million of dividends declared and paid in the first quarter of 2010. However, this amount does not include the impact of dividend payments we expect to make throughout the remainder of 2010 as a result of future dividend declarations. The approximate maximum dollar value of shares that may yet be purchased under the program is not necessarily an indication of the amount we intend to repurchase during the remainder of the year.

Item 6.	Exhibits.

Exhibit
No.		Description

31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer
101	—	The following materials from Waste Management, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Changes in Equity; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ ROBERT G. SIMPSON
Robert G. Simpson
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ GREG A. ROBERTSON
Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: April 29, 2010

EXHIBIT INDEX

Exhibit
No.		Description

31.1	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer
31.2	—	Certification Pursuant to Rule 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer
101	—	The following materials from Waste Management, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statement of Changes in Equity; and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.