Form 10-Q
period 2010-06-30
WASTE MANAGEMENT INC
filed 2010-08-02
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 27, 2010 was 477,435,789 (excluding treasury shares of 152,846,672).

PART I.
Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Millions, Except Per Share Amounts) (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures.
PART II.
Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 6. Exhibits.
EX-3.1
EX-4,1
EX-4.2
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,169	$1,140
Accounts receivable, net of allowance for doubtful accounts of $27 and $31, respectively	1,485	1,408
Other receivables	156	119
Parts and supplies	110	110
Deferred income taxes	113	116
Other assets	123	117

Total current assets	3,156	3,010
Property and equipment, net of accumulated depreciation and amortization of $14,319 and $13,994, respectively	11,575	11,541
Goodwill	5,667	5,632
Other intangible assets, net	256	238
Other assets	1,105	733

Total assets	$21,759	$21,154

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$543	$567
Accrued liabilities	1,098	1,128
Deferred revenues	459	457
Current portion of long-term debt	758	749

Total current liabilities	2,858	2,901
Long-term debt, less current portion	8,827	8,124
Deferred income taxes	1,518	1,509
Landfill and environmental remediation liabilities	1,427	1,357
Other liabilities	721	672

Total liabilities	15,351	14,563

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,522	4,543
Retained earnings	6,176	6,053
Accumulated other comprehensive income	164	208
Treasury stock at cost, 151,407,591 and 144,162,063 shares, respectively	(4,769)	(4,525)

Total Waste Management, Inc. stockholders’ equity	6,099	6,285
Noncontrolling interests	309	306

Total equity	6,408	6,591

Total liabilities and equity	$21,759	$21,154

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating revenues	$3,158	$2,952	$6,093	$5,762

Costs and expenses:
Operating	1,996	1,786	3,877	3,511
Selling, general and administrative	345	323	696	660
Depreciation and amortization	309	302	600	591
Restructuring	(1)	5	(1)	43
(Income) expense from divestitures, asset impairments and unusual items	(77)	2	(77)	51

	2,572	2,418	5,095	4,856

Income from operations	586	534	998	906

Other income (expense):
Interest expense	(116)	(107)	(228)	(212)
Interest income	2	3	2	7
Other, net	(8)	—	(6)	—

	(122)	(104)	(232)	(205)

Income before income taxes	464	430	766	701
Provision for income taxes	206	163	316	264

Consolidated net income	258	267	450	437
Less: Net income attributable to noncontrolling interests	12	20	22	35

Net income attributable to Waste Management, Inc.	$246	$247	$428	$402

Basic earnings per common share	$0.51	$0.50	$0.89	$0.82

Diluted earnings per common share	$0.51	$0.50	$0.88	$0.81

Cash dividends declared per common share	$0.315	$0.29	$0.63	$0.58

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months
	Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Consolidated net income	$450	$437
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	600	591
Deferred income tax (benefit) provision	25	(35)
Interest accretion on landfill liabilities	40	39
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	15	(29)
Provision for bad debts	19	28
Equity-based compensation expense	20	9
Net gain on disposal of assets	(10)	(4)
Effect of (income) expense from divestitures, asset impairments and unusual items	—	51
Excess tax benefits associated with equity-based transactions	(1)	—
Equity in net losses of unconsolidated entities, net of dividends	5	1
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(110)	22
Other current assets	(18)	(11)
Other assets	8	(4)
Accounts payable and accrued liabilities	(98)	(16)
Deferred revenues and other liabilities	31	(12)

Net cash provided by operating activities	976	1,067

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(237)	(59)
Capital expenditures	(475)	(583)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	27	12
Net receipts from restricted trust and escrow accounts	26	71
Investments in unconsolidated entities	(161)	(3)
Other	(3)	(1)

Net cash used in investing activities	(823)	(563)

Cash flows from financing activities:
New borrowings	706	908
Debt repayments	(213)	(1,014)
Common stock repurchases	(286)	—
Cash dividends	(305)	(285)
Exercise of common stock options	13	8
Excess tax benefits associated with equity-based transactions	1	—
Distributions paid to noncontrolling interests	(22)	(22)
Other	(17)	(51)

Net cash used in financing activities	(123)	(456)

Effect of exchange rate changes on cash and cash equivalents	(1)	—

Increase in cash and cash equivalents	29	48
Cash and cash equivalents at beginning of period	1,140	480

Cash and cash equivalents at end of period	$1,169	$528

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Millions, Except Shares in Thousands)
(Unaudited)

			Waste Management, Inc. Stockholders’ Equity
							Accumulated
							Other
					Additional		Comprehensive
		Comprehensive	Common Stock		Paid-In	Retained	Income	Treasury Stock		Noncontrolling
	Total	Income	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts	Interests

Balance, December 31, 2009	$6,591		630,282	$6	$4,543	$6,053	$208	(144,162)	$(4,525)	$306
Comprehensive Income:
Net income	450	$450	—	—	—	428	—	—	—	22
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $21	(33)	(33)	—	—	—	—	(33)	—	—	—
Realized gains on derivative instruments reclassified into earnings, net of taxes of $0	—	—	—	—	—	—	—	—	—	—
Unrealized gains on marketable securities, net of taxes of $0	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	(10)	(10)	—	—	—	—	(10)	—	—	—
Change in funded status of post-retirement benefit obligations, net of taxes of $0	(1)	(1)	—	—	—	—	(1)	—	—	—

Other comprehensive income (loss)	(44)	(44)

Comprehensive income	406	$406

Cash dividends declared	(305)		—	—	—	(305)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	33		—	—	(21)	—	—	1,705	54	—
Common stock repurchases	(298)		—	—	—	—	—	(8,957)	(298)	—
Distributions paid to noncontrolling interests	(22)		—	—	—	—	—	—	—	(22)
Noncontrolling interests in acquired businesses	34		—	—	—	—	—	—	—	34
Deconsolidation of variable interest entities	(31)		—	—	—	—	—	—	—	(31)
Other	—		—	—	—	—	—	6	—	—

Balance, June 30, 2010	$6,408		630,282	$6	$4,522	$6,176	$164	(151,408)	$(4,769)	$309

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

We manage and evaluate our principal operations through five Groups. Our four geographic operating Groups, which include our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, recycling and disposal services. Our fifth operating Group is the Wheelabrator Group, which provides waste-to-energy services. We also provide additional services that are not managed through our five Groups, which are presented in this report as “Other.” These five Groups are presented as our reportable segments, and additional information related to our segments can be found in Note 10.

The Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, reserves associated with our uninsured claims and reserves and recoveries associated with our insured claims. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Adoption of New Accounting Pronouncements

Consolidation of Variable Interest Entities — In June 2009, the FASB issued revised authoritative guidance associated with the consolidation of variable interest entities. The revised guidance replaced the previous quantitative-based assessment for determining whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate the entity, with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the variable interest entity that could potentially be significant to such entity. The revised guidance also requires that the enterprise continually reassess whether it is the primary beneficiary of a variable interest entity rather than conducting a reassessment only upon the occurrence of specific events.

As a result of our implementation of this guidance, effective January 1, 2010, we deconsolidated certain capping, closure, post-closure and environmental remediation trusts for which power over significant activities is

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shared. Our financial interests in these entities are discussed below. The deconsolidation of these trusts has not materially affected our financial position, results of operations or cash flows during the periods presented.

Following is a description of our financial interests in variable interest entities that we consider significant, including (i) those for which we have determined that we are the primary beneficiary of the entities and, therefore, have continued to consolidate the entities into our financial statements; and (ii) those that represent a significant interest in an unconsolidated entity.

Consolidated Variable Interest Entities

Waste-to-Energy LLCs — In June 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we lease, operate and maintain. We own a 0.5% interest in one of the LLCs (“LLC I”) and a 0.25% interest in the second LLC (“LLC II”). John Hancock Life Insurance Company owns 99.5% of LLC I, and 99.75% of LLC II is owned by LLC I and the CIT Group. In 2000, Hancock and CIT made an initial aggregate investment of $167 million in the LLCs, which was used to purchase the three waste-to-energy facilities and assume the seller’s indebtedness.

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% proportionate to their respective equity interests. All capital allocations made through June 30, 2010 have been based on initial capital account balances as the target returns have not yet been achieved.

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

As of June 30, 2010, our Condensed Consolidated Balance Sheet includes $325 million of net property and equipment associated with the LLCs’ waste-to-energy facilities and $237 million in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. As of June 30, 2010, all debt obligations of the LLCs have been paid in full and, therefore, the LLCs have no liabilities. We recognized expense of $12 million and $25 million during the three and six months ended June 30, 2010 and June 30, 2009, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WMI’s consolidation.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Unconsolidated Variable Interest Entities

Trusts for Capping, Closure, Post-Closure or Environmental Remediation Obligations — We have significant financial interests in trust funds that were created to settle certain of our capping, closure, post-closure or environmental remediation obligations. We have determined that, under the current guidance, we are not the primary beneficiary of certain of these trust funds because power over the trusts’ significant activities is shared.

The deconsolidation of these variable interest entities as of January 1, 2010 decreased our restricted trust and escrow accounts by $109 million; increased investments in unconsolidated entities by $27 million; increased receivables, principally long-term, by $51 million; and decreased noncontrolling interests by $31 million. Beginning in 2010, our interests in these variable interest entities have been accounted for as investments in unconsolidated entities. Our investments and receivables related to the trusts had a fair value of $105 million as of January 1, 2010 and $107 million as of June 30, 2010. We continue to reflect our interests in the unrealized gains and losses on marketable securities held by these trusts as a component of accumulated other comprehensive income. The deconsolidation of these variable interest entities has not materially affected our financial position or results of operations for the periods presented.

As the party with primary responsibility to fund the related capping, closure, post-closure or environmental remediation activities, we are exposed to risk of loss as a result of potential changes in the fair value of the trusts assets. The fair value of trust assets can fluctuate due to (i) changes in the market value of the investments held by the trusts; and (ii) credit risk associated with trust receivables. Although we are exposed to changes in the fair value of the trust assets, we currently expect the trust funds to continue to meet the statutory requirements for which they were established.

Federal low-income housing tax credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. We determined that we are not the primary beneficiary of this entity as we do not have the power to direct the entity’s activities. At June 30, 2010, our investment balance was $213 million. Additional information related to this investment is discussed in Note 5.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2010			December 31, 2009
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$129	$42	$171	$125	$41	$166
Long-term	1,167	260	1,427	1,142	215	1,357

	$1,296	$302	$1,598	$1,267	$256	$1,523

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2009 and the six months ended June 30, 2010 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2008	$1,218	$299
Obligations incurred and capitalized	39	—
Obligations settled	(80)	(43)
Interest accretion	80	6
Revisions in estimates and interest rate assumptions	5	(7)
Acquisitions, divestitures and other adjustments	5	1

December 31, 2009	1,267	256
Obligations incurred and capitalized	22	—
Obligations settled	(30)	(17)
Interest accretion	40	3
Revisions in estimates and interest rate assumptions(a)	(6)	63
Acquisitions, divestitures and other adjustments	3	(3)

June 30, 2010	$1,296	$302

(a)	The revisions in estimates associated with our environmental remediation liabilities were primarily related to (i) charges totalling $39 million for the revisions of estimates associated with remediation liabilities at two sites, as described further under the Environmental matters section of Note 8, and (ii) the impact of changes in the risk-free discount rate used to measure the liabilities. As of December 31, 2009, we used a risk-free discount rate for these obligations of 3.75%. The applicable rate decreased to 3.0% as of June 30, 2010. The change in discount rate resulted in a $12 million increase to our environmental remediation liabilities and a corresponding increase to “Operating” expenses for the three and six months ended June 30, 2010.

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements and we are the sole beneficiary of the restricted balances. However, certain of the funds have been established for the benefit of both the Company and the host community in which we operate.

The fair value of trust funds and escrow accounts for which we are the sole beneficiary was $124 million at June 30, 2010. As discussed in Note 1, effective January 1, 2010, we deconsolidated the trusts for which power over significant activities of the trust is shared, which reduced our restricted trust and escrow accounts by $109 million as of January 1, 2010. Beginning in 2010, our interests in these variable interest entities have been accounted for as investments in unconsolidated entities and receivables. The fair value of our investment in these entities was $107 million as of June 30, 2010. These amounts are included in “Other receivables” and as long-term “Other assets” in our Condensed Consolidated Balance Sheet.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2010:

	June 30,	December 31,
	2010	2009

Revolving credit facility	$—	$—
Letter of credit facilities	—	—
Canadian credit facility (weighted average interest rate of 1.3% at June 30, 2010 and December 31, 2009)	243	255
Senior notes and debentures, maturing through 2039, interest rates ranging from 4.75% to 7.75% (weighted average interest rate of 6.6% at June 30, 2010 and 6.8% at December 31, 2009)	6,066	5,465
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 0.25% to 7.4% (weighted average interest rate of 3.2% at June 30, 2010 and 3.5% at December 31, 2009)	2,696	2,749
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2029, fixed and variable interest rates ranging from 0.2% to 5.4% (weighted average interest rate of 3.0% at June 30, 2010 and 3.1% at December 31, 2009)	156	156
Capital leases and other, maturing through 2050, interest rates up to 12%	424	248

	9,585	8,873
Current portion of long-term debt	758	749

	$8,827	$8,124

Debt Classification

As of June 30, 2010, we had $1,100 million of debt maturing within twelve months. We have classified $342 million of these borrowings as long-term as of June 30, 2010 based on our intent and ability to refinance these borrowings on a long-term basis.

Debt Borrowings and Repayments

The significant changes in our debt balances from December 31, 2009 to June 30, 2010 are related to the following:

Canadian credit facility — The decrease in the carrying value is primarily due to $9 million of net debt repayments during the six months ended June 30, 2010. The remaining change in the carrying value is due to currency translation adjustments, which were partially offset by the impact of interest accretion.

Senior notes — In June 2010, we issued $600 million of 4.75% senior notes due June 2020. The net proceeds from the debt issuance were $592 million. We intend to use the proceeds together with cash on hand to repay $600 million of 7.375% senior notes that mature in August 2010.

Tax-exempt bonds — During the six months ended June 30, 2010, we repaid $52 million of our tax-exempt bonds with available cash.

Capital leases and Other — The significant increase in our capital leases and other debt obligations for the six-month period ended June 30, 2010 is primarily related to our federal low-income housing investment discussed in Note 5, which increased our debt obligations by $215 million. This increase was offset by $38 million of repayments of various borrowings at their scheduled maturities.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit and Letter of Credit Facilities

As of June 30, 2010, we had an aggregate committed capacity of $2.5 billion for letters of credit under various credit facilities. Our primary source of letter of credit capacity is a three-year, $2.0 billion revolving credit facility that was executed in June 2010 to replace the $2.4 billion credit facility that would have expired in August 2011. Our remaining letter of credit capacity is provided under facilities with maturities that extend from June 2013 to June 2015. As of June 30, 2010, we had an aggregate of $1.7 billion of letters of credit outstanding under our revolving credit facility and letter of credit facilities. There have not been any borrowings outstanding under these credit facilities during 2010.

4.	Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

		June 30,	December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2010	2009

Interest rate contracts	Current other assets	$3	$13
Interest rate contracts	Long-term other assets	43	32

Total derivative assets		$46	$45

Interest rate contracts	Current accrued liabilities	$13	$—
Foreign exchange contracts	Current accrued liabilities	13	18
Electricity commodity contracts	Current accrued liabilities	1	—
Interest rate contracts	Long-term accrued liabilities	24	—

Total derivative liabilities		$51	$18

For information related to the methods used to measure our derivative assets and liabilities at fair value, refer to Note 12.

Interest Rate Derivatives

Interest Rate Swaps

We use interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of June 30, 2010, the outstanding principal of our fixed-rate senior notes was approximately $6.0 billion. The interest payments on $1.1 billion, or 18%, of these senior notes have been swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates.

We have designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $94 million as of June 30, 2010 and $91 million as of December 31, 2009.

Gains or losses on the derivatives, as well as the offsetting losses or gains on the hedged items attributable to our interest rate swaps, are recognized in current earnings. We include gains and losses on our interest rate swaps as adjustments to interest expense, which is the same financial statement line item where offsetting gains and losses on the related hedged items are recorded. The following table summarizes the impact of changes in the fair value of our interest rate swaps and the underlying hedged items on our results of operations (in millions):

Three Months Ended	Statement of Operations	Gain (Loss) on	Gain (Loss) on
June 30,	Classification	Swap	Fixed-Rate Debt

2010	Interest expense	$13	$(13)
2009	Interest expense	$(31)	$31

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended	Statement of Operations	Gain (Loss) on	Gain (Loss) on
June 30,	Classification	Swap	Fixed-Rate Debt

2010	Interest expense	$14	$(14)
2009	Interest expense	$(40)	$40

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

	Three Months		Six Months
	Ended		Ended
Reductions to Interest Expense Due to	June 30,		June 30,
Hedge Accounting for Interest Rate Swaps	2010	2009	2010	2009

Periodic settlements of active swap agreements(a)	$8	$11	$18	$23
Terminated swap agreements	6	5	11	11

	$14	$16	$29	$34

(a)	These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations are based on a spread from the three-month LIBOR.

Treasury Rate Locks

During the third quarter of 2009, we entered into Treasury rate locks with a total notional amount of $200 million to hedge the risk of changes in semi-annual interest payments for a portion of the senior notes that the Company planned to issue in June 2010. The Treasury rate locks were terminated contemporaneously with the actual issuance of such senior notes and we paid cash of $7 million upon settlement. We designated our Treasury rate lock derivatives as cash flow hedges and, accordingly, losses related to changes in the fair value of the derivatives have been deferred and recognized as a component of our “Accumulated other comprehensive income.”

During the three and six months ended June 30, 2010, the fair value of these Treasury rate locks decreased by $8 million and $11 million, respectively. The after-tax losses associated with the decreases in fair value that were recognized as a component of “Other comprehensive income” for the three- and six-month periods ended June 30, 2010 were $5 million and $7 million, respectively. The $5 million of accumulated deferred losses, net of taxes, associated with these Treasury rate locks will be reclassified to “Interest expense” over the life of the related senior notes, which mature in June 2020. There was no significant ineffectiveness associated with these hedges during the three and six months ended June 30, 2010.

Our “Accumulated other comprehensive income” also includes deferred losses, net of taxes, of $14 million as of June 30, 2010 and $16 million as of December 31, 2009 related to Treasury rate locks that had been executed in previous years in anticipation of senior note issuances. As these instruments also were designated as cash flow hedges, the deferred losses are being reclassified to earnings over the term of the hedged cash flows, which extend through 2032.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to fluctuations in the forward ten-year LIBOR swap rate. Each of the forward-starting swaps has an effective date of the anticipated date of debt issuance and a term of ten years.

We have designated our forward-starting interest rate swaps as cash flow hedges. As of June 30, 2010, the fair value of these interest rate derivatives is comprised of $13 million of current liabilities and $24 million of long-term liabilities. We recognized pre-tax and after-tax losses of $41 million and $25 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended June 30, 2010 and $46 million and $28 million, respectively, during the six months ended June 30, 2010. There was no significant ineffectiveness associated with these hedges during the three and six months ended June 30, 2010.

Credit-Risk Features

Certain of our interest rate derivative instruments contain provisions related to the Company’s credit ratings. If the Company’s credit rating were to fall below investment grade, the counterparties have the ability to cancel the derivative agreements and request immediate payment of any net liability positions. We do not have any derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2010.

Foreign Exchange Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to changes in exchange rates for anticipated intercompany cash transactions between Waste Management Holdings, Inc., a wholly-owned subsidiary we acquired in 1998 (“WM Holdings”), and its Canadian subsidiaries. As of June 30, 2010, we have foreign currency forward contracts outstanding for all of the anticipated cash flows associated with a debt arrangement between these wholly-owned subsidiaries. The hedged cash flows include C$370 million of principal, which is scheduled for repayment on December 31, 2010, and C$22 million of interest payments scheduled for December 31, 2010. We have designated our foreign currency derivatives as cash flow hedges.

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

	Amount of Gain or		Amount of Gain or
	(Loss) Recognized		(Loss) Reclassified
	in OCI on		from AOCI into
Three Months Ended	Derivatives	Statement of Operations	Income
June 30,	(Effective Portion)	Classification	(Effective Portion)

2010	$17	Other income (expense)	$17
2009	$(24)	Other income (expense)	$(24)

	Amount of Gain or		Amount of Gain or
	(Loss) Recognized		(Loss) Reclassified
	in OCI on		from AOCI into
Six Months Ended	Derivatives	Statement of Operations	Income
June 30,	(Effective Portion)	Classification	(Effective Portion)

2010	$5	Other income (expense)	$5
2009	$(12)	Other income (expense)	$(12)

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. Adjustments to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges resulted in the recognition of after-tax gains of $10 million and $3 million during the three and six months ended June 30, 2010, respectively. Adjustments for the reclassification of gains from accumulated other

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income into income were $11 million and $3 million during the three and six months ended June 30, 2010, respectively. There was no significant ineffectiveness associated with these hedges during the three and six months ended June 30, 2010.

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

Electricity Commodity Derivatives

During the first quarter of 2010, we entered into “receive fixed, pay variable” electricity swaps to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. The electricity swaps in place as of June 30, 2010 mature in December 2010 and are expected to hedge 287,040 megawatt hours, or approximately 21% of our Wheelabrator Group’s 2010 merchant electricity sales.

During the three and six months ended June 30, 2010, the fair value of our electricity commodity derivatives decreased by $3 million and $2 million, respectively. The after-tax losses associated with the decreases in fair value that were recognized as a component of “Other comprehensive income” for the three- and six-month periods ended June 30, 2010 were $2 million and $1 million, respectively. Adjustments for the reclassification of losses from “Accumulated other comprehensive income” into earnings reduced our revenues by $2 million for the three and six months ended June 30, 2010. The realized losses were $1 million on an after-tax basis for the three and six months ended June 30, 2010. The fair value of our electricity commodity derivative liabilities as of June 30, 2010 was $1 million and is included as a current liability in our Condensed Consolidated Balance Sheet. There was no significant ineffectiveness associated with these hedges during the three and six months ended June 30, 2010.

5.	Income Taxes

Our effective tax rate for the three and six months ended June 30, 2010 was 44.2% and 41.2%, respectively, compared with 37.9% and 37.6% for the comparable prior-year periods. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2010 were primarily due to (i) a $37 million increase in our current period provision for state deferred income taxes to reflect the impact of changes in the estimated tax rate at which existing temporary differences will be realized, which increased our effective rate for the three-month period by 8.1 percentage points and for the six-month period by 4.9 percentage points; and (ii) the unfavorable impact of state and local taxes. Since the state deferred tax charges relate to existing temporary differences, they are not expected to impact our effective tax rate in future periods, absent prospective changes in income apportionment or state tax rates. These increases in our effective rate for the reported periods were partially offset by the favorable impact of federal low-income housing tax credits, which decreased our effective rate for the three-month period by 1.6 percentage points and for the six-month period by 1.0 percentage points. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2009 were primarily due to the unfavorable impact of state and local income taxes. We evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant.

Federal low-income housing tax credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting and recognize a charge to “Equity in net earnings (losses) of unconsolidated entities,” which is a component of “Other, net” within our Condensed Consolidated Statement of Operations, for reductions in the value of our investment. We recognized $8 million of expense during the three and six months ended June 30, 2010. We also recognized $1 million of interest expense related to this investment during the current period. Our tax provision for the three and six months

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended June 30, 2010 was reduced by $11 million (including $8 million of tax credits) as a result of this investment, which more than offset the pre-tax expense realized during the period.

Healthcare legislation update — The Patient Protection and Affordable Care Act, which was signed into law in March 2010, includes a provision that eliminates the tax deductibility of retiree health care costs to the extent that retiree prescription drug benefits are reimbursed under Medicare Part D coverage. Although this provision of the Act does not take effect until 2013, we were required to recognize the full accounting impact of the change in law on our deferred tax assets during the first quarter of 2010, the period in which the law was enacted. The re-measurement of our deferred tax assets did not affect our financial position or results of operations as of and for the three and six months ended June 30, 2010.

6.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Consolidated net income	$258	$267	$450	$437

Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes	(22)	(15)	(33)	(7)
Realized (gains) losses on derivative instruments reclassified into earnings, net of taxes	(9)	16	—	9
Unrealized gains (losses) on marketable securities, net of taxes	(1)	6	—	3
Foreign currency translation adjustments	(37)	49	(10)	28
Change in funded status of post-retirement benefit obligations, net of taxes	(1)	—	(1)	—

Other comprehensive income (loss)	(70)	56	(44)	33

Comprehensive income	188	323	406	470
Comprehensive income attributable to noncontrolling interests	(12)	(24)	(22)	(37)

Comprehensive income attributable to Waste Management, Inc.	$176	$299	$384	$433

The components of accumulated other comprehensive income, which is included as a component of Waste Management, Inc. stockholders’ equity, were as follows (in millions):

	June 30,	December 31,
	2010	2009

Accumulated unrealized loss on derivative instruments, net of taxes	$(41)	$(8)
Accumulated unrealized gain on marketable securities, net of taxes	2	2
Cumulative foreign currency translation adjustments	202	212
Funded status of post-retirement benefit obligations, net of taxes	1	2

	$164	$208

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Number of common shares outstanding at end of period	478.9	492.2	478.9	492.2
Effect of using weighted average common shares outstanding	3.2	0.2	2.6	(0.1)

Weighted average basic common shares outstanding	482.1	492.4	481.5	492.1
Dilutive effect of equity-based compensation awards and other contingently issuable shares	3.7	1.3	3.1	1.5

Weighted average diluted common shares outstanding	485.8	493.7	484.6	493.6

Potentially issuable shares	15.7	14.2	15.7	14.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.2	5.4	3.7	3.3

8.	Commitments and Contingencies

Financial instruments — We have obtained letters of credit, performance bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill capping, closure and post-closure requirements, environmental remediation, and other obligations. Letters of credit generally are supported by our revolving credit facility and other credit facilities established for that purpose. We obtain surety bonds and insurance policies from an entity in which we have a noncontrolling financial interest. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for us. In those instances where our use of financial assurance from entities we own or have financial interests in is not allowed, we generally have available alternative financial assurance mechanisms.

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

Insurance — We carry insurance coverage for protection of our assets and operations from certain risks, including automobile liability, general liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary in the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Our exposure, however, could increase if our insurers are unable to meet their commitments on a timely basis.

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from our assumptions used. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Guarantees — In the ordinary course of our business, WMI and WM Holdings enter into guarantee agreements associated with their subsidiaries’ operations. Additionally, WMI and WM Holdings have each guaranteed

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all of the senior debt of the other entity. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Condensed Consolidated Balance Sheets.

We also have guaranteed the obligations of, and provided indemnification to, third parties in the ordinary course of business. Guarantee agreements outstanding as of June 30, 2010 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $12 million; and (ii) agreements guaranteeing the market value of homeowners’ properties adjacent to or near certain of our landfills. Our indemnification obligations generally arise in divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. Effective January 1, 2009, we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the investigation of the extent of environmental impact and identification of likely site-remediation alternatives. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $125 million higher than the $302 million recorded in the Condensed Consolidated Financial Statements as of June 30, 2010.

Our ongoing review of our remediation liabilities could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period. During the three months ended June 30, 2010, we revised our accruals for estimated liabilities principally related to two sites where environmental liabilities were not previously reasonably estimable beyond the feasibility study. The accruals for these sites now include an estimate of approximately $39 million resulting from (i) recording at one site our allocated share of the estimated cost of implementing the remediation alternative that the EPA has recently proposed; and (ii) recording at a second site our allocated share of the low-end cost estimate of the four remediation alternatives that were included in the draft feasibility study submitted to the EPA during the second quarter of 2010 and that are presently under consideration by the EPA. At the second site, we recorded the low-cost estimate of the four remediation alternatives because, in our opinion, no alternative is more likely than the others. In both cases, our liabilities arose from operations and conduct of predecessor companies at landfills that were closed prior to our acquisition of such companies. We believe that the ultimate settlement of our obligations with respect to these two sites will not have a material impact on our future financial position, results of operations or liquidity.

As of June 30, 2010, we had been notified that we are a PRP in connection with 74 locations listed on the EPA’s National Priorities List, or NPL. Of the 74 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 58 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

Litigation — In April 2002, two former participants in the ERISA plans of WM Holdings, filed a lawsuit in the U.S. District Court for the District of Columbia in a case entitled William S. Harris, et al. v. James E. Koenig, et al. The lawsuit named as defendants WM Holdings; the members of WM Holdings’ Board of Directors prior to July 1998; the administrative and investment committees of WM Holdings’ ERISA plans and their individual members; WMI’s retirement savings plan; the investment committees of WMI’s plan and its individual members; and State Street Bank & Trust, the trustee and investment manager of the ERISA plans. The lawsuit attempts to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the securities class action against WM Holdings that was settled in 1998 and the securities class action against WMI that was settled in 2001. The defendants filed motions to dismiss the complaints on the pleadings, and the Court granted in part and denied in part the defendants’ motions in the first quarter of 2009. However, in December 2009, the Court granted the plaintiffs’ motion for leave to file a fourth amended complaint to overcome the dismissal of certain claims and the motion for leave to file a substitute fourth amended complaint to add two new claims. Each of Mr. Pope, Mr. Rothmeier and Ms. San Juan Cafferty, members of our Board of Directors, was a member of the WM Holdings’ Board of Directors and therefore was a named defendant in these actions. Additionally, Mr. Simpson, our Chief Financial Officer, is a named defendant in these actions by virtue of his membership on the WMI ERISA plan Investment Committee at that time. The defendants again moved to dismiss the fourth amended complaint, and during the second quarter of 2010, the Court dismissed certain claims against individual defendants, including the claims against Messrs. Pope and Rothmeier and Ms. San Juan Cafferty. All of the remaining defendants intend to continue to defend themselves vigorously.

Two separate wage and hour lawsuits were commenced in October 2006 and March 2007, respectively, that are pending against certain of our subsidiaries in California, each seeking class certification. The actions were coordinated to proceed in San Diego County Superior Court. Both lawsuits make the same general allegations that the defendants failed to comply with certain California wage and hour laws, including allegedly failing to provide meal and rest periods and failing to properly pay hourly and overtime wages. Additionally, in July 2008, we were named as a defendant in a purported class action in the Circuit Court of Bullock County, Alabama, which was subsequently removed to the United States District Court for the Northern District of Alabama. This suit pertains to our fuel and environmental charge and generally alleges that such charges were not properly disclosed, were unfair, and were contrary to contract. We filed a motion to dismiss that is pending. We deny the claims in all of these actions and intend to continue to vigorously defend these matters. Given the inherent uncertainties of litigation, the ultimate outcome of these cases cannot be predicted at this time, nor can possible damages, if any, be reasonably estimated.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a large company with operations across the United States and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, customer, and employment-related claims, including, as noted above, purported class action lawsuits related to our customer service agreements and purported class actions involving federal and state wage and hour and other laws. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. We currently do not believe that any such actions will ultimately have a material adverse impact on our consolidated financial statements.

WMI’s charter and bylaws require indemnification of its officers and directors if statutory standards of conduct have been met and allow the advancement of expenses to these individuals upon receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not meet the required standards of conduct. Additionally, WMI has entered into separate indemnification agreements with each of the members of its Board of Directors as well as its President and Chief Executive Officer, and its Chief Financial Officer. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings that may be brought against its former or current officers, directors and employees.

In April 2010, we settled our previously disclosed lawsuit relating to a revenue management system. We received a one-time cash payment, and all parties dismissed their claims with prejudice.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. The following matter pending as of June 30, 2010 is disclosed in accordance with that requirement:

On April 4, 2006, the EPA issued a Finding and Notice of Violation (“FNOV”) to Waste Management of Hawaii, Inc., an indirect wholly-owned subsidiary of WMI, and to the City and County of Honolulu for alleged violations of the federal Clean Air Act, based on alleged failure to submit certain reports and design plans required by the EPA, and the failure to begin and timely complete the installation of a gas collection and control system (“GCCS”) for the Waimanalo Gulch Sanitary Landfill on Oahu. The EPA has also indicated that it will seek penalties and injunctive relief as part of the FNOV enforcement for elevated landfill temperatures that were recorded after installation of the GCCS. The FNOV did not propose a penalty amount and the parties have been in confidential settlement negotiations. Pursuant to an indemnity agreement, any penalty assessed will be paid by the Company, and not by the City and County of Honolulu.

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

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2009 and 2010 and expect these audits to be completed within the next six and 18 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 1999 and examinations in Canada that date back to 1998. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

9.	Restructuring

In January 2009, we took steps to streamline our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with the remainder of our solid waste business; and (iii) realigning our corporate organization with this new structure in order to provide support functions more efficiently.

This reorganization eliminated over 1,500 employee positions throughout the Company. During the three and six months ended June 30, 2009, we recognized $5 million and $43 million, respectively, of pre-tax restructuring charges associated with this reorganization, of which $2 million and $38 million, respectively, were related to employee severance and benefit costs. During the remainder of 2009, we incurred an additional $7 million of pre-tax restructuring charges associated with this reorganization, of which $3 million was related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized. The following table summarizes the charges recognized for this restructuring by each of our current reportable segments and our Corporate and Other organization for the three and six months ended June 30, 2009 (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Eastern	$2	$10
Midwest	1	9
Southern	1	9
Western	1	6
Wheelabrator	—	—
Corporate and Other	—	9

Total	$5	$43

For the three and six months ended June 30, 2010, we recognized $1 million of income related to the reversal of pre-tax restructuring charges. Through June 30, 2010, we have paid approximately $38 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the fourth quarter of 2010.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Segment and Related Information

We currently manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western and Wheelabrator Groups. These five Groups are presented below as our reportable segments. Our four geographic operating Groups provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our Wheelabrator Group provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We serve commercial, industrial, municipal and residential customers throughout the United States and in Puerto Rico and Canada. The operations not managed through our five operating Groups are presented herein as “Other.”

Summarized financial information concerning our reportable segments for the three and six months ended June 30 is shown in the following tables (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
	Revenues	Revenues	Revenues	Operations

Three Months Ended:

June 30, 2010
Eastern	$774	$(140)	$634	$143
Midwest	780	(119)	661	141
Southern	876	(104)	772	206
Western	799	(112)	687	141
Wheelabrator	217	(29)	188	47
Other	225	(9)	216	(26)

	3,671	(513)	3,158	652
Corporate and Other	—	—	—	(66)

Total	$3,671	$(513)	$3,158	$586

June 30, 2009
Eastern	$756	$(143)	$613	$119
Midwest	723	(112)	611	116
Southern	840	(111)	729	191
Western	785	(104)	681	146
Wheelabrator	212	(32)	180	54
Other	146	(8)	138	(28)

	3,462	(510)	2,952	598
Corporate and Other	—	—	—	(64)

Total	$3,462	$(510)	$2,952	$534

Six Months Ended:

June 30, 2010
Eastern	$1,459	$(253)	$1,206	$252
Midwest	1,474	(217)	1,257	223
Southern	1,699	(201)	1,498	406
Western	1,563	(215)	1,348	270
Wheelabrator	423	(60)	363	83
Other	440	(19)	421	(55)

	7,058	(965)	6,093	1,179
Corporate and Other	—	—	—	(181)

Total	$7,058	$(965)	$6,093	$998

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
	Revenues	Revenues	Revenues	Operations

June 30, 2009
Eastern	$1,448	$(265)	$1,183	$211
Midwest	1,372	(207)	1,165	201
Southern	1,673	(218)	1,455	388
Western	1,542	(204)	1,338	274
Wheelabrator	413	(58)	355	93
Other	278	(12)	266	(59)

	6,726	(964)	5,762	1,108
Corporate and Other	—	—	—	(202)

Total	$6,726	$(964)	$5,762	$906

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

From time to time, the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. During the first quarter of 2010, our Midwest Group recognized a $28 million charge as a result of employees of three bargaining units in Michigan and Ohio agreeing to our proposal to withdraw them from an under-funded multi-employer pension plan. During the second quarter of 2009, employees of a bargaining unit in New Jersey agreed to a similar proposal and our Eastern Group recognized a charge of $9 million. Refer to Note 8 for additional information related to our participation in multi-employer pension plans. Further, as disclosed in Note 9, the income from operations of each of our geographic Groups for the three and six months ended June 30, 2009 was affected by our January 2009 reorganization.

Segment assets — Consistent with our continued focus on the expansion of our waste-to-energy business, we completed two investments during the six months ended June 30, 2010 which increased total assets of our Wheelabrator segment by $298 million, or 13%, from December 31, 2009 to June 30, 2010. In the first quarter of 2010, we paid $142 million to acquire a 40% equity investment in Shanghai Environment Group (“SEG”), a subsidiary of Shanghai Chengtou Holding Co., Ltd. As a joint venture partner in SEG, we will participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG will also focus on building new waste-to-energy facilities in China. In April 2010, we paid $150 million for the acquisition of a waste-to-energy facility in Portsmouth, Virginia. These investments did not have a significant impact on our operating revenues or income from operations for the three and six months ended June 30, 2010.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

Through December 31, 2008, we capitalized $70 million of accumulated costs associated with the development of a new waste and recycling revenue management system. A significant portion of these costs was specifically associated with the purchase of a license for waste and recycling revenue management software and the efforts required to develop and configure that software for our use. After a failed pilot implementation of the software in one of our smallest Market Areas, the development efforts associated with the revenue management system were suspended in 2007. During 2009, we determined to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of the licensed software. Accordingly, in 2009, we recognized a non-cash charge of $51 million, $49 million of which was recognized during the first quarter of 2009 and $2 million of which was recognized during the fourth quarter of 2009, for the abandonment of the licensed software.

We filed a lawsuit in March 2008 related to the revenue management software implementation that was suspended in 2007 and abandoned in 2009. In April 2010, we settled the lawsuit and received a one-time cash payment. The settlement, included in “(Income) expense from divestitures, asset impairments and unusual items,” which is included in our “Income from operations,” resulted in an increase for the three and six months ended June 30, 2010 of $77 million.

12.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

As of June 30, 2010, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$1,036	$1,036	$—	$—
Available-for-sale securities	174	174	—	—
Interest in available-for-sale securities of unconsolidated entities	107	107	—	—
Interest rate derivatives	46	—	46	—

Total assets	$1,363	$1,317	$46	$—

Liabilities:
Interest rate derivatives	$37	$—	$37	$—
Foreign currency derivatives	13	—	13	—
Electricity commodity derivatives	1	—	1	—

Total liabilities	$51	$—	$51	$—

Fair Value of Debt

At June 30, 2010, the carrying value of our debt was approximately $9.6 billion compared with $8.9 billion at December 31, 2009. The carrying value of our debt includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of our debt was approximately $10.2 billion at June 30, 2010 and approximately $9.3 billion at December 31, 2009. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments. The increase in the fair value of our debt when comparing June 30, 2010 with December 31, 2009 is primarily related to an increase in outstanding debt balances.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of June 30, 2010 and December 31, 2009. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2010
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,032	$3	$134	$—	$1,169
Other current assets	12	—	1,975	—	1,987

	1,044	3	2,109	—	3,156
Property and equipment, net	—	—	11,575	—	11,575
Investments in and advances to affiliates	10,661	13,252	2,376	(26,289)	—
Other assets	94	17	6,917	—	7,028

Total assets	$11,799	$13,272	$22,977	$(26,289)	$21,759

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$602	$—	$156	$—	$758
Accounts payable and other current liabilities	113	17	1,970	—	2,100

	715	17	2,126	—	2,858
Long-term debt, less current portion	4,961	599	3,267	—	8,827
Other liabilities	24	—	3,642	—	3,666

Total liabilities	5,700	616	9,035	—	15,351
Equity:
Stockholders’ equity	6,099	12,656	13,633	(26,289)	6,099
Noncontrolling interests	—	—	309	—	309

	6,099	12,656	13,942	(26,289)	6,408

Total liabilities and equity	$11,799	$13,272	$22,977	$(26,289)	$21,759

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2010
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,158	$—	$3,158
Costs and expenses	—	—	2,572	—	2,572

Income from operations	—	—	586	—	586

Other income (expense):
Interest income (expense)	(78)	(9)	(27)	—	(114)
Equity in subsidiaries, net of taxes	293	299	—	(592)	—
Other, net	—	—	(8)	—	(8)

	215	290	(35)	(592)	(122)

Income before income taxes	215	290	551	(592)	464
Provision for (benefit from) income taxes	(31)	(3)	240	—	206

Consolidated net income	246	293	311	(592)	258
Less: Net income attributable to noncontrolling interests	—	—	12	—	12

Net income attributable to Waste Management, Inc.	$246	$293	$299	$(592)	$246

Three Months Ended June 30, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,952	$—	$2,952
Costs and expenses	—	—	2,418	—	2,418

Income from operations	—	—	534	—	534

Other income (expense):
Interest income (expense)	(69)	(11)	(24)	—	(104)
Equity in subsidiaries, net of taxes	289	296	—	(585)	—

	220	285	(24)	(585)	(104)

Income before income taxes	220	285	510	(585)	430
Provision for (benefit from) income taxes	(27)	(4)	194	—	163

Consolidated net income	247	289	316	(585)	267
Less: Net income attributable to noncontrolling interests	—	—	20	—	20

Net income attributable to Waste Management, Inc.	$247	$289	$296	$(585)	$247

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2010
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$6,093	$—	$6,093
Costs and expenses	—	—	5,095	—	5,095

Income from operations	—	—	998	—	998

Other income (expense):
Interest income (expense)	(153)	(19)	(54)	—	(226)
Equity in subsidiaries, net of taxes	521	533	—	(1,054)	—
Other, net	—	—	(6)	—	(6)

	368	514	(60)	(1,054)	(232)

Income before income taxes	368	514	938	(1,054)	766
Provision for (benefit from) income taxes	(60)	(7)	383	—	316

Consolidated net income	428	521	555	(1,054)	450
Less: Net income attributable to noncontrolling interests	—	—	22	—	22

Net income attributable to Waste Management, Inc.	$428	$521	$533	$(1,054)	$428

Six Months Ended June 30, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$5,762	$—	$5,762
Costs and expenses	—	—	4,856	—	4,856

Income from operations	—	—	906	—	906

Other income (expense):
Interest income (expense)	(133)	(21)	(51)	—	(205)
Equity in subsidiaries, net of taxes	483	496	—	(979)	—

	350	475	(51)	(979)	(205)

Income before income taxes	350	475	855	(979)	701
Provision for (benefit from) income taxes	(52)	(8)	324	—	264

Consolidated net income	402	483	531	(979)	437
Less: Net income attributable to noncontrolling interests	—	—	35	—	35

Net income attributable to Waste Management, Inc.	$402	$483	$496	$(979)	$402

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2010
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income	$428	$521	$555	$(1,054)	$450
Equity in earnings of subsidiaries, net of taxes	(521)	(533)	—	1,054	—
Other adjustments	9	(2)	519	—	526

Net cash provided by (used in) operating activities	(84)	(14)	1,074	—	976

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(237)	—	(237)
Capital expenditures	—	—	(475)	—	(475)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	27	—	27
Net receipts from restricted trust and escrow accounts and other, net	—	—	(138)	—	(138)

Net cash used in investing activities	—	—	(823)	—	(823)

Cash flows from financing activities:
New borrowings	592	—	114	—	706
Debt repayments	(17)	(35)	(161)	—	(213)
Common stock repurchases	(286)	—	—	—	(286)
Cash dividends	(305)	—	—	—	(305)
Exercise of common stock options	13	—	—	—	13
Distributions paid to noncontrolling interests and other	(13)	—	(25)	—	(38)
(Increase) decrease in intercompany and investments, net	39	52	(91)	—	—

Net cash provided by (used in) financing activities	23	17	(163)	—	(123)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	(61)	3	87	—	29
Cash and cash equivalents at beginning of period	1,093	—	47	—	1,140

Cash and cash equivalents at end of period	$1,032	$3	$134	$—	$1,169

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	New Accounting Pronouncement Pending Adoption

Multiple-Deliverable Revenue Arrangements — In October 2009, the FASB amended authoritative guidance associated with multiple-deliverable revenue arrangements. This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which consideration is allocated across the separately identifiable deliverables. The amendments to authoritative guidance associated with multiple-deliverable revenue arrangements are effective for the Company on January 1, 2011, although the FASB does permit early adoption of the guidance provided that it is retroactively applied to the beginning of the year of adoption. The new accounting standard may be applied either retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the date of adoption. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements. However, our adoption of this guidance may significantly impact our accounting and reporting for future revenue arrangements to the extent they are material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend” and words of similar nature and generally include statements containing:

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

Some of the risks that we face and that could affect our financial statements for 2010 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company include the following:

•	volatility and deterioration in the credit markets, inflation and other general and local economic conditions may negatively affect the volumes of waste generated;

•	economic conditions may negatively affect parties with whom we do business, which could result in late payments or the uncollectability of receivables as well as the non-performance of certain agreements, including expected funding under our credit agreement, which could negatively impact our liquidity and results of operations;

•	competition may negatively affect our profitability or cash flows, our price increases may have negative effects on volumes, and price roll-backs and lower than average pricing to retain and attract customers may negatively affect our average yield on collection and disposal business;

•	our existing and proposed service offerings to customers may require that we develop or license, and protect, new technologies; and our inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources;

•	we may be unable to maintain or expand margins if we are unable to control costs or raise prices;

•	we may not be able to successfully execute or continue our operational or other margin improvement plans and programs, including: pricing increases; passing on increased costs to our customers; reducing costs; and divesting under-performing assets and purchasing accretive businesses, any failures of which could negatively affect our revenues and margins;

•	weather conditions cause our quarter-to-quarter results to fluctuate, and harsh weather or natural disasters may cause us to temporarily shut down operations;

•	possible changes in our estimates of costs for site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses;

•	regulations may negatively impact our business by, among other things, restricting our operations, increasing costs of operations or requiring additional capital expenditures;

•	climate change legislation, including possible limits on carbon emissions, may negatively impact our results of operations by increasing expenses related to tracking, measuring and reporting our greenhouse gas emissions and increasing operating costs and capital expenditures that may be required to comply with any such legislation;

•	if we are unable to obtain and maintain permits needed to open, operate, and/or expand our facilities, our results of operations will be negatively impacted;

•	limitations or bans on disposal or transportation of out-of-state, cross-border, or certain categories of waste, as well as mandates on the disposal of waste, can increase our expenses and reduce our revenue;

•	fuel price increases or fuel supply shortages may increase our expenses or restrict our ability to operate;

•	increased costs or the inability to obtain financial assurance or the inadequacy of our insurance coverages could negatively impact our liquidity and increase our liabilities;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	fluctuations in commodity prices may have negative effects on our operating results;

•	trends requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of waste could have negative effects on volumes of waste going to landfills and waste-to-energy facilities;

•	efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have chosen to be represented by unions, which could lead to labor disruptions, including strikes and lock-outs, which could adversely affect our results of operations and cash flows;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs, limit our ability to conduct or expand our operations, or limit our ability to execute our business plans and strategies;

•	problems with the operation of our current information technology or the development and deployment of new information systems could decrease our efficiencies and increase our costs;

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations;

•	we may reduce or suspend capital expenditures, acquisition activity, dividend declarations or share repurchases if we suffer a significant reduction in cash flows; and

•	we may be unable to incur future indebtedness on terms we deem acceptable or to refinance our debt obligations, including near-term maturities, on acceptable terms and higher interest rates and market conditions may increase our expenses.

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

Overview

Through the first half of 2010, we have seen improvements in our results, which reflect our discipline in pricing and cost control, as well as an improvement in the general economic environment. Highlights of our financial results for the current quarter include:

•	Revenues of $3,158 million compared with $2,952 million in the second quarter of 2009, an increase of $206 million, or 7.0%. This increase in revenues is primarily attributable to:

•	Increases from recyclable commodity prices of $123 million; increases from our fuel surcharge program of $27 million; and increases from foreign currency translation of $22 million; and

•	Internal revenue growth from yield on collection and disposal business measured as a percentage of the related business of 2.3% in the current period;

•	Internal revenue growth from volume was negative 2.9% in the second quarter of 2010, compared with negative 8.6% in the second quarter of 2009;

•	Operating expenses of $1,996 million, or 63.2% of revenues, compared with $1,786 million, or 60.5% of revenues, in the second quarter of 2009. This increase of $210 million, or 11.8%, is due primarily to higher recyclable commodity prices, higher fuel prices and increases in our environmental remediation reserves;

•	Selling, general and administrative expenses increased by $22 million, or 6.8%, from $323 million in the comparable prior year period to $345 million in the second quarter of 2010. These costs increased in support of the Company’s strategic plan to grow into new markets and provide expanded service offerings and in support of our current focus on improving our information technology systems;

•	Income from operations of $586 million, or 18.6% of revenues, for the second quarter of 2010 compared with $534 million, or 18.1% of revenues, for the second quarter of 2009; and

•	Net income attributable to Waste Management, Inc. of $246 million, or $0.51 per diluted share for the current quarter, as compared with $247 million, or $0.50 per diluted share, for the prior year period.

The comparability of our results for the second quarter of 2010 with the second quarter of 2009 has been affected by certain items management believes are not representative or indicative of our results. The results of the second quarter of 2010 were significantly affected by the following:

•	The recognition of a pre-tax cash benefit of $77 million related to the settlement of a lawsuit related to the abandonment of revenue management software, which had a favorable impact of $0.10 on our diluted earnings per share;

•	The recognition of a tax charge of $37 million principally related to refinements in estimates of our deferred state income taxes, which had a negative impact of $0.08 on our diluted earnings per share; and

•	The recognition of a pre-tax non-cash charge of $39 million related to increases in our environmental remediation reserves principally related to two landfill sites, which had a negative impact of $0.05 on our diluted earnings per share.

The results of the second quarter of 2009 were significantly affected by the following:

•	The recognition of a pre-tax charge of $5 million related to our 2009 restructuring, which was primarily related to severance and benefit costs. The restructuring charge reduced diluted earnings per share for the quarter by $0.01; and

•	The recognition of a pre-tax charge of $9 million related to the partial withdrawal from a Teamsters’ under-funded multi-employer pension plan, which had a negative $0.01 impact on our diluted earnings per share.

Our second quarter results are particularly noteworthy in light of the continued challenges we faced during the quarter due to continued weakness in industrial collection volumes, caused in large part by sustained reductions in residential and commercial construction, and the negative pressures on our earnings and margins from rising fuel costs.

We are optimistic about the lessening rate of revenue decline due to lower volumes. However, we expect that throughout 2010 we may continue to face challenges related to the economy and rising fuel prices. Additionally, we are mindful of trends toward waste reduction at the source, diversion from landfills and customers seeking alternative methods of disposal. We are continuing to implement measures that we believe will grow our business, improve our current operations performance and enhance and expand our services.

Through our continued focus on the expansion of our waste-to-energy business, during the second quarter of 2010, we paid $150 million to purchase a waste-to-energy facility in Portsmouth, Virginia, which was approved by both the Southeastern Public Service Authority of Virginia, or SPSA, and the Virginia Resources Authority in the first quarter of 2010.

Free Cash Flow

As is our practice, we are presenting free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business. We define free cash flow as net cash provided by operating activities, less capital expenditures, plus proceeds from divestitures of businesses (net of cash divested) and other sales of assets. We believe it is indicative of our ability to pay our quarterly dividends, repurchase common stock, fund acquisitions and other investments and, in the absence of refinancings, to repay our debt obligations. Free cash flow is not intended to replace “Net cash provided by operating activities,” which is the most comparable U.S. GAAP measure. However, we believe free cash flow gives investors useful insight into how we view our liquidity. Nonetheless, the use of free cash flow as a liquidity measure has material limitations because it excludes certain expenditures that are required or that we have committed to, such as declared dividend payments and debt service requirements.

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities” is shown in the table below (in millions), and may not be calculated the same as similarly titled measures presented by other companies:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net cash provided by operating activities	$480	$548	$976	$1,067
Capital expenditures	(220)	(258)	(475)	(583)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	15	7	27	12

Free cash flow	$275	$297	$528	$496

When comparing our cash flow from operating activities for the three months and six months ended June 30, 2010 to the comparable periods in 2009, the current year decreases were driven by increases in our receivable balances due to seasonal trends generally experienced during the second quarter, which were not significant in 2009 due to economic conditions. Further, increases in our income tax payments and interest payments have negatively affected our cash flow from operations this year. These current year reductions were partially offset by a favorable cash benefit of $77 million resulting from a litigation settlement in April 2010 and prior year payments related to severance and benefit costs associated with our 2009 restructuring. The decrease in capital expenditures when comparing the first half of 2010 with the prior year period can generally be attributed to timing differences associated with cash payments for the previous years’ fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. A less significant portion of our fourth quarter 2009 spending was paid in cash in 2010 than in the preceding year.

Adoption of New Accounting Pronouncements

Consolidation of Variable Interest Entities — In June 2009, the FASB issued revised authoritative guidance associated with the consolidation of variable interest entities. This revised guidance replaced the previous quantitative-based assessment for determining whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, with an approach that is now primarily qualitative.

This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the variable interest entity that could potentially be significant to such entity. This revised guidance also requires that the enterprise continually reassess whether it is the primary beneficiary of a variable interest entity rather than conducting a reassessment only upon the occurrence of specific events.

We adopted this revised guidance effective January 1, 2010. This change in accounting has not materially affected our financial position, results of operations or cash flows during the periods presented. For information related to our interests in variable interest entities, refer to Note 1 to the Condensed Consolidated Financial Statements.

New Accounting Pronouncement Pending Adoption

Multiple-Deliverable Revenue Arrangements — In October 2009, the FASB amended authoritative guidance associated with multiple-deliverable revenue arrangements. This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which consideration is allocated across the separately identifiable deliverables. The amendments to authoritative guidance associated with multiple-deliverable revenue arrangements are effective for the Company on January 1, 2011, although the FASB does permit early adoption of the guidance provided that it is retroactively applied to the beginning of the year of adoption. The new accounting standard may be applied either retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the date of adoption. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements. However, our adoption of this guidance may significantly impact our accounting and reporting for future revenue arrangements to the extent they are material.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, reserves associated with our uninsured claims and reserves and recoveries associated with our insured claims, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

Shown below (in millions) is the contribution to revenues during each period provided by our five Groups and our Other waste services:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Eastern	$774	$756	$1,459	$1,448
Midwest	780	723	1,474	1,372
Southern	876	840	1,699	1,673
Western	799	785	1,563	1,542
Wheelabrator	217	212	423	413
Other	225	146	440	278
Intercompany	(513)	(510)	(965)	(964)

Total	$3,158	$2,952	$6,093	$5,762

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Collection	$2,082	$1,999	$4,056	$3,951
Landfill	664	663	1,226	1,263
Transfer	351	366	663	687
Wheelabrator	217	212	423	413
Recycling	281	165	550	308
Other	76	57	140	104
Intercompany	(513)	(510)	(965)	(964)

Total	$3,158	$2,952	$6,093	$5,762

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change		Period-to-Period Change
	for the Three Months Ended		for the Six Months Ended
	June 30,		June 30,
	2010 vs. 2009		2010 vs. 2009
		As a % of		As a % of
		Total		Total
	Amount	Company(a)	Amount	Company(a)

Average yield(b)	$209	7.1%	$402	7.0%
Volume	(86)	(2.9)	(228)	(4.0)

Internal revenue growth	123	4.2	174	3.0
Acquisitions	62	2.1	110	1.9
Divestitures	(1)	—	(2)	—
Foreign currency translation	22	0.7	49	0.8

	$206	7.0%	$331	5.7%

(a)	Calculated by dividing the amount of current-year period increase or decrease by the prior-year period’s total company revenue ($2,952 million and $5,762 million for the three- and six-month periods, respectively)

adjusted to exclude the impacts of divestitures for the current-year period ($1 million and $2 million for the three- and six-month periods, respectively).

(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We analyze the changes in average yield in terms of related business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis:

	Period-to-Period Change		Period-to-Period Change
	for the Three Months Ended		for the Six Months Ended
	June 30,		June 30,
	2010 vs. 2009		2010 vs. 2009
		As a % of		As a % of
		Related		Related
	Amount	Business(i)	Amount	Business(i)

Average yield:
Collection, landfill and transfer	$56	2.2%	$99	2.0%
Waste-to-energy disposal	6	5.7	13	6.4

Collection and disposal	62	2.3	112	2.2 (ii)
Recycling commodities	123	78.8	262	90.3
Electricity	(3)	(4.5)	(11)	(7.9)
Fuel surcharges and mandated fees	27	31.8	39	22.8

Total	$209	7.1	$402	7.0

(i)	Calculated by dividing the increase or decrease for the current-year period by the prior-year period’s related business revenue, adjusted to exclude the impacts of divestitures for the current-year period. The table below summarizes the related business revenues for the three and six months ended June 30, 2009 adjusted to exclude the impacts of divestitures:

	Denominator
	Three	Six
	Months	Months
	Ended	Ended
	June 30	June 30

Related business revenues:
Collection, landfill and transfer	$2,537	$4,957
Waste-to-energy disposal	106	202

Collection and disposal	2,643	5,159
Recycling commodity	156	290
Electricity	67	140
Fuel surcharges and mandated fees	85	171

Total Company	$2,951	$5,760

(ii)	Reflects a refinement to the calculation of the number of “standard workdays” per month used in this calculation for our commercial and residential lines of business. This revision was applied retrospectively to the calculation for the entire six-month period ended June 30, 2010 and resulted in an increase from 1.8% to 2.0% for the first quarter of 2010.

Our revenues increased $206 million, or 7.0%, for the three months ended June 30, 2010 as compared with the prior year period and $331 million, or 5.7%, for the six months ended June 30, 2010 as compared with the prior year period. During the three- and six-month periods, our current period revenue growth has been driven by (i) market factors, including higher recyclable commodity prices; foreign currency translation, which affects revenues from our Canadian operations; and higher diesel fuel prices, which increase revenues provided by our fuel surcharge program; (ii) revenue growth from average yield on our collection and disposal operations; and (iii) acquisitions. Offsetting these revenue increases were revenue declines due to lower volumes, which have generally resulted from pricing competition and continued reductions in consumer and business spending, which results in less waste being generated.

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

For the first six months in 2010, our revenue growth from yield on our collection and disposal lines of business of $112 million, or 2.2%, demonstrates our commitment to our pricing strategies even in the current economic environment. This increase in revenue from yield was driven by our collection operations, which experienced yield growth in all lines of business and in every geographic operating Group. As discussed below, increased collection revenues due to pricing have been more than offset by revenue declines from lower collection volumes. However, revenue growth from yield on base business and a focus on controlling variable costs have provided margin improvements in our collection line of business.

The current quarter revenue growth from collection and disposal average yield was $62 million, or 2.3%, due, in part, to the successful execution of our pricing strategies. This yield increase is an improvement from the first quarter of this year. We have found that increasing our yield in today’s market is a challenge given the reduced volume levels resulting from the economic slowdown. Additionally, a significant portion of our collection revenues are generated under long-term franchise agreements with municipalities or similar local or regional authorities. These agreements generally tie pricing adjustments to inflation indices, which have been extremely low, and in some cases negative, in recent periods. We consider all of these trends in executing our pricing strategies, but are committed to maintaining pricing discipline in order to improve yield on our base business, particularly during the second half of 2010. We are pleased to see that, despite these negative pricing pressures, we were able to sequentially improve our yield.

During the second quarter of 2010, we increased our environmental fee from 6.0% to 7.5%. Revenues from our environmental fee, which are included in average yield on collection and disposal, increased by $10 million for the three-month period and $9 million for the six-month period. These revenues were $66 million and $117 million during the three and six months ended June 30, 2010, respectively, and $56 million and $108 million in the comparable prior-year periods.

Recycling commodities — Increases in the prices of the recycling commodities we process resulted in an increase in revenues of $123 million for the three months ended June 30, 2010 and $262 million for the six months ended June 30, 2010 as compared with the prior year periods. During the fourth quarter of 2008 and the first quarter of 2009, recycling commodity prices were sharply lower as a result of a significant decrease in the demand for commodities both domestically and internationally. However, since the first quarter of 2009, prices for recyclable commodities have increased significantly. For the first six months of this year, overall commodity prices have increased over 90% compared with the first six months of last year.

Electricity — The changes in revenue from yield provided by our waste-to-energy business are largely due to fluctuations in rates we can receive for electricity under our power purchase contracts and in merchant transactions. In most of the markets in which we operate, electricity prices correlate with natural gas prices. For the three and six months ended June 30, 2010, we experienced declines in revenue from yield at our waste-to-energy facilities of $3 million and $11 million, respectively, due to the expiration of certain above market contracts, resulting in greater exposure to market pricing. Overall, market pricing for electricity has shown slight improvement year-over-year. During the second quarter and first half of 2010, approximately 46% of the electricity revenue at our waste-to-energy facilities was subject to current market rates, which is an increase from 32% during the second quarter and first half of 2009. Our waste-to-energy facilities’ exposure to market price volatility will continue to increase as more long-term contracts expire.

Fuel surcharges and mandated fees — Revenue predominantly generated by our fuel surcharge program increased by $27 million and $39 million during the three and six months ended June 30, 2010, respectively. This increase is directly attributable to higher crude oil index prices that we use for our fuel surcharge program. The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — Our revenue decline due to volume was $86 million, or 2.9%, and $228 million, or 4.0%, for the three and six months ended June 30, 2010, respectively. This is a notable improvement in the rate of revenue decline from the prior-year period when revenue declines due to volume were $299 million, or 8.6%, and $564 million, or 8.4%, for the three and six months ended June 30, 2009, respectively, and also a sequential improvement compared with the first quarter of this year.

Volume declines are generally attributable to economic conditions, pricing, competition and recent trends of waste reduction and diversion by consumers. Additionally, we had certain infrequent items this year that affected our volumes, including the severe weather conditions experienced during the first quarter, which lowered volumes, and clean-up activities in the gulf coast region during the second quarter, which increased volumes.

Volume declines from our collection business accounted for $63 million and $174 million of the total volume-related revenue decline for the three and six months ended June 30, 2010, respectively. Our industrial collection operations continue to be the most significantly affected by the current economic environment due to the construction slowdown across the United States. Our commercial and residential collection lines of business tend to be more recession resistant than our other lines of business. However, we still experienced some commercial and residential collection volume declines during the first six months in 2010 that we attribute to the recessionary economic environment, as well as the effects of pricing and competition.

Revenue from third party volumes at our landfills was flat during the second quarter of 2010 when compared with the second quarter of 2009, principally due to higher special waste volumes in our Eastern, Midwest and Southern geographic Groups, which were offset primarily by a decrease in our construction and demolition waste streams. When comparing the year-over-year decline in commercial and demolition waste streams in the second quarter of 2010 with the year-over-year decline in the first quarter of 2010, we noted these volumes declined at a significantly less rapid pace. For the six months ended June 30, 2010, we experienced a $25 million decline in third party revenue due to lower volumes at our landfills primarily as a result of (i) a reduction in the transportation component of our disposal business; and (ii) volume declines in the first quarter of 2010 in our more economically-sensitive construction and demolition business. Lower third party volumes in our transfer station operations also caused revenue declines and can generally be attributed to economic conditions and the effects of pricing and competition. Finally, negative economic impacts on the amount of waste being generated reduced the amount of materials available to recycle, causing volume declines in our recycling operations.

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

Operating Expenses

Our operating expenses increased by $210 million, or 11.8%, and $366 million, or 10.4%, when comparing the three and six months ended June 30, 2010 with the comparable prior-year periods, respectively. Our operating expenses as a percentage of revenues increased from 60.5% in the second quarter of 2009 to 63.2% in the current quarter, and increased from 60.9% for the six months ended June 30, 2009 to 63.6% for the six months ended

June 30, 2010. The increases in our operating expenses during the three and six months ended June 30, 2010 can largely be attributed to the following:

•	Higher market prices for recyclable commodities — Overall, market prices for recyclable commodities are approximately 78% higher than prior year levels on a year-to-date basis. The year-over-year increase is the result of continued recovery in recyclable commodity prices from the near-historic lows reached in late 2008 and early 2009. This significant increase in market prices was the driver of the current quarter and year-to-date increases in cost of goods sold as presented in the table below and has also resulted in increased revenues and earnings this year.

•	Fuel cost increases — On average, diesel fuel prices increased 30% from $2.26 per gallon in the first half of 2009 to $2.94 per gallon in the first half of 2010. Higher fuel costs caused increases in both our direct fuel costs and in the fuel component of our subcontractor costs for the three and six months ended June 30, 2010. The unfavorable impact of year-over-year increases in fuel prices on our operating costs is offset in part by increased revenues attributable to our fuel surcharge program.

•	Acquisitions and growth initiatives — We have experienced cost increases attributable to recently acquired businesses and, to a lesser extent, our various growth and business development initiatives. These cost increases have affected each of the operating cost categories identified in the table below.

•	Strengthening of the Canadian dollar — When comparing the average exchange rate for the three and six months ended June 30, 2010 with the comparative 2009 periods, the Canadian rate strengthened by 13% and 16% respectively. The strengthening of the Canadian dollar increased our total operating expenses by $17 million for the three months ended June 30, 2010 and $38 million for the six-month period. Foreign currency translation has increased our expenses in all operating cost categories.

These increases in operating expenses have been partially offset by the impacts of continued volume declines. We are encouraged that our results continue to reflect our focus on identifying operational efficiencies that translate into cost savings and on managing our fixed costs while reducing our variable costs as volumes decline.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to-		Ended		Period-to-
	June 30,		Period		June 30,		Period
	2010	2009	Change		2010	2009	Change

Labor and related benefits	$567	$566	$1	0.2%	$1,147	$1,122	$25	2.2%
Transfer and disposal costs	249	243	6	2.5	469	459	10	2.2
Maintenance and repairs	262	258	4	1.6	530	527	3	0.6
Subcontractor costs	195	180	15	8.3	360	350	10	2.9
Cost of goods sold	181	104	77	74.0	354	200	154	77.0
Fuel	127	98	29	29.6	244	187	57	30.5
Disposal and franchise fees and taxes	152	149	3	2.0	289	284	5	1.8
Landfill operating costs	110	44	66	150.0	175	87	88	101.1
Risk management	46	50	(4)	(8.0)	99	100	(1)	(1.0)
Other	107	94	13	13.8	210	195	15	7.7

	$1,996	$1,786	$210	11.8%	$3,877	$3,511	$366	10.4%

Significant changes in our operating expenses by category are discussed below:

•	Labor and related benefits — The year-to-date increase was due largely to a $28 million charge incurred by our Midwest Group as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an under-funded multi-employer pension plan during the first quarter of 2010. In the second quarter of 2009, we recognized a charge of $9 million related to bargaining unit employees in New Jersey agreeing to a similar proposal. Our 2010 expenses also increased as a result of (i) higher salaries and wages due to merit increases that were effective in July 2009 for hourly employees and in April 2010 for both salaried and hourly employees; (ii) additional expenses incurred for acquisitions and growth opportunities; and (iii) the strengthening Canadian dollar. These cost increases were offset, in part, by cost savings that have been achieved as volumes declined.

•	Cost of goods sold — The significant increase was a result of the improvement in recycling commodity pricing discussed above.

•	Fuel — Higher direct costs for diesel fuel were due to an increase in market prices on a year-over-year basis of 30% for the three and six months ended June 30, 2010.

•	Landfill operating costs — Increases in these costs in the current year were due, in part, to (i) the recognition of charges of $39 million during the three months ended June 30, 2010 for revisions of estimates associated with remedial liabilities at two landfills that were closed prior to our acquisition of predecessor companies that operated these sites; (ii) the prior year recognition of favorable adjustments of $22 million for the three months ended June 30, 2009 and $32 million for the six months ended June 30, 2009 due to higher United States Treasury rates, which are used to estimate the present value of our environmental remediation obligations and recovery assets; and (iii) the current year recognition of an unfavorable adjustment of $10 million during the three months ended June 30, 2010 due to the decrease in United States Treasury rates. During the second quarter of 2009, the discount rate used to estimate the present value of our environmental remediation obligations and recovery assets was increased from 2.75% to 3.50% and during the first quarter of 2009, the discount rate used was increased from 2.25% to 2.75%. During the second quarter of 2010, the discount rate used was decreased from 3.75% to 3.00%.

•	Other — The increase in costs when comparing the three and six months ended June 30, 2010 with the comparable prior year amounts were attributable, in part, to (i) our various growth and business development initiatives, (ii) the oil spill clean-up project in the gulf coast region, and (iii) recently acquired businesses. These cost increases were offset in part by an increase in gains recognized from sales of surplus real estate assets during the three and six months ended June 30, 2010 compared with the respective prior year periods.

Selling, General and Administrative

Our selling, general and administrative expenses increased by $22 million, or 6.8%, and $36 million, or 5.5%, when comparing the three and six months ended June 30, 2010 with the comparable prior-year periods. The increases are largely due to (i) increased costs of $14 million and $28 million during the three- and six-month periods, respectively, incurred to support our strategic plan to grow into new markets and provide expanded service offerings; and (ii) increased costs of $5 million and $9 million during the three- and six-month periods, respectively, resulting from improvements we are making to our information technology systems. Our selling, general and administrative expenses as a percentage of revenues were 10.9% for both the second quarter of 2009 and second quarter of 2010, and decreased from 11.5% for the six months ended June 30, 2009 to 11.4% for the six months ended June 30, 2010.

The following table summarizes the major components of our selling, general and administrative costs for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to-		Ended		Period-to-
	June 30,		Period		June 30,		Period
	2010	2009	Change		2010	2009	Change

Labor and related benefits	$202	$186	$16	8.6%	$410	$382	$28	7.3%
Professional fees	41	44	(3)	(6.8)	83	78	5	6.4
Provision for bad debts	10	11	(1)	(9.1)	22	32	(10)	(31.3)
Other	92	82	10	12.2	181	168	13	7.7

	$345	$323	$22	6.8%	$696	$660	$36	5.5%

Labor and related benefits — In 2010, our labor and related benefits costs have increased due to (i) higher non-cash compensation costs incurred for equity awards granted under our long-term incentive plans; (ii) higher salaried and hourly wages from our growth initiatives and annual merit increases; (iii) increased contract labor costs as a result of our current focus on optimizing our information technology systems; and (iv) increased severance costs, primarily in the second quarter of 2010. These increases were partially offset by a decrease in bonus expense in

2010. Additionally, our salary deferral plan, the costs of which are directly affected by equity-market conditions, increased our costs in the first quarter of 2010 and subsequently decreased our costs in the second quarter of 2010. In the second quarter of 2009 all of the compensation costs previously recognized for our 2008 performance share units were reversed based on a determination at that point in time that it was no longer probable that the targets established for that award would be met, which is a contributing factor to the increase in non-cash compensation costs. Additionally, certain equity awards granted during the first quarter of 2010 provide for continued vesting for three years following an employee’s retirement. Because retirement-eligible employees are not required to provide any future service to vest in these awards, we recognized all of the compensation expense associated with their awards immediately. This retirement provision was not included in equity awards granted in 2009.

Professional fees — Changes in our professional fees are attributed to current period increases in consulting fees for both the three- and six-month periods, driven primarily by improvements we are making to our information technology systems and our strategic plan to grow into new markets and provide expanded service offerings; offset largely by (i) higher costs during 2009 related to the expansion of our waste-to-energy business in China, Europe and the United States; and (ii) a reduction in legal fees for the three months ended June 30, 2010 as compared with the prior year period.

Provision for bad debts — Our provision for bad debts for the six months ended June 30, 2009, and particularly for the three months ended March 31, 2009, was significantly higher than what we generally recognize due to the Company’s assessment in 2009 of the generally weak economic and market environment and the resulting impacts on our collection risk. We believe those risks have moderated. Accordingly, our provision for bad debts recognized for the six months ended June 30, 2010 is significantly lower than the prior year period. Additionally, the reduction in our provision for bad debts reflects management’s continued focus on the collection of our receivables.

Other — We experienced increases in our (i) marketing and advertising costs, due in part to our strategic plan to grow into new markets and provide expanded service offerings, (ii) travel and entertainment costs and (iii) seminars and education costs in the current year.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization costs for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to-		Ended		Period-to-
	June 30,		Period		June 30,		Period
	2010	2009	Change		2010	2009	Change

Depreciation of tangible property and equipment	$197	$196	$1	0.5%	$391	$391	$—	—%
Amortization of landfill airspace	102	100	2	2.0	189	188	1	0.5
Amortization of intangible assets	10	6	4	66.7	20	12	8	66.7

	$309	$302	$7	2.3%	$600	$591	$9	1.5%

The increase in amortization expense of intangible assets is due to our focus on the growth and development of our business through acquisitions and other investments. The current year increases are primarily related to the amortization of definite-lived operating permits acquired by our Healthcare Solutions operations and customer lists acquired by our Southern and Midwest Groups.

Restructuring

In January 2009, we took steps to streamline our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with the remainder of our solid waste business; and (iii) realigning our corporate organization with this new structure in order to provide support functions more efficiently.

This reorganization eliminated over 1,500 employee positions throughout the Company. During the three and six months ended June 30, 2009, we recognized $5 million and $43 million, respectively, of pre-tax restructuring charges associated with this reorganization, of which $2 million and $38 million, respectively, were related to employee severance and benefit costs. During the remainder of 2009, we incurred an additional $7 million of pre-tax restructuring charges associated with this reorganization, of which $3 million was related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

For the three and six months ended June 30, 2010, we recognized $1 million of income related to the reversal of pre-tax restructuring charges. Through June 30, 2010, we paid approximately $38 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the fourth quarter of 2010.

(Income)	Expense from Divestitures, Asset Impairments and Unusual Items

Through December 31, 2008, we capitalized $70 million of accumulated costs associated with the development of a new waste and recycling revenue management system. A significant portion of these costs was specifically associated with the purchase of a license for waste and recycling revenue management software and the efforts required to develop and configure that software for our use. After a failed pilot implementation of the software in one of our smallest Market Areas, the development efforts associated with the revenue management system were suspended in 2007. During 2009, we determined to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of the licensed software. Accordingly, in 2009, we recognized a non-cash charge of $51 million, $49 million of which was recognized during the first quarter of 2009 and $2 million of which was recognized during the fourth quarter of 2009 for the abandonment of the licensed software.

We filed a lawsuit in March 2008 related to the revenue management software implementation that was suspended in 2007 and abandoned in 2009. In April 2010, we settled the lawsuit and received a one-time cash payment. The settlement increased our “Income from operations” for the three and six months ended June 30, 2010 by $77 million.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three- and six-month periods ended June 30 and provides explanations of significant factors contributing to the identified variances (dollars in millions):

	Three Months				Six Months
	Ended		Period-to-		Ended		Period-to-
	June 30,		Period		June 30,		Period
	2010	2009	Change		2010	2009	Change

Reportable segments:
Eastern(a)	$143	$119	$24	20.2%	$252	$211	$41	19.4%
Midwest(a)	141	116	25	21.6	223	201	22	10.9
Southern	206	191	15	7.9	406	388	18	4.6
Western	141	146	(5)	(3.4)	270	274	(4)	(1.5)
Wheelabrator	47	54	(7)	(13.0)	83	93	(10)	(10.8)
Other	(26)	(28)	2	(7.1)	(55)	(59)	4	(6.8)

	652	598	54	9.0	1,179	1,108	71	6.4
Corporate and Other	(66)	(64)	(2)	3.1	(181)	(202)	21	(10.4)

Total	$586	$534	$52	9.7%	$998	$906	$92	10.2%

(a)	The income from operations of our Midwest Group for the six months ended June 30, 2010 was significantly affected by the recognition of a $28 million charge in March as a result of employees of three bargaining units in Michigan and Ohio agreeing to our proposal to withdraw them from an under-funded, multi-employer pension plan. A $9 million charge was recognized by our Eastern Group during the quarter ended June 30, 2009 related to employees of a bargaining unit employee in New Jersey agreeing to a similar proposal.

Reportable Segments — During the three and six months ended June 30, 2010, the results of operations of each of our geographic Groups improved as a result of the following:

•	a significant year-over-year improvement in market prices for recyclable commodities;

•	revenue growth from yield on our base business; and

•	the accretive benefits of recent acquisitions.

These improvements in the geographic Groups’ 2010 results were offset, in part, by a decrease in income from operations caused by the following:

•	continued volume declines due to economic conditions, pricing, competition and recent trends of waste reduction and diversion by consumers;

•	increasing direct and indirect costs for diesel fuels, which have outpaced the related revenue growth from our fuel surcharge program;

•	higher salaries and wages due to annual merit increases that were effective in July of 2009 for hourly employees and in April 2010 for both salaried and hourly employees; and

•	a decrease in revenues and increased overtime and landfill operating costs due to the severe winter weather experienced during the first quarter of 2010.

Although each of the geographic Groups have been significantly affected by the above items, our Eastern and Midwest Groups saw much more significant 2010 earnings growth than our Southern and Western Groups largely because (i) the significant slowdown in construction activities, which has driven our industrial collection volume declines, is more significant in the Southern and Western portions of the United States; (ii) recycling activities are less prevalent in the South, which made that Group’s earnings growth from recyclable commodity price recovery in the current quarter less significant; (iii) a more significant portion of the Western Group’s collection revenues are subject to long-term franchise agreements that tie pricing adjustments to inflation indices, which have been extremely low, and in some cases negative, in recent periods; and (iv) the Western Group has experienced more significant volume declines, particularly in the economically-sensitive special waste business where volumes have shown year-over-year improvement in our other geographic Groups.

The comparability of each of our geographic Groups’ operating results for the periods was also affected by (i) the restructuring charges we recognized during the three and six months ended June 30, 2009; and (ii) a significantly higher provision for bad debts during 2009 due to the economic and market conditions at that time.

The decrease in the income from operations of our Wheelabrator Group for the three- and six-month periods of 2010 as compared to the respective prior year periods was driven by (i) changes in contracts at two of our facilities, which increased our exposure to current energy market prices; and (ii) an increase in maintenance related outages as compared with the prior year, which resulted in decreased electricity generation and increased plant maintenance costs. These unfavorable items were offset in part by the favorable impact of (i) prior year expenses associated with international and domestic business development activities that did not recur this year; and (ii) increased revenues from the sale of metals.

Other — The favorable change in operating results for our “Other” businesses during the three and six months ended June 30, 2010 is due in part to improvements in our recycling brokerage business as a result of higher recycling commodity prices so far this year. This impact was partially offset by additional costs in the current quarter to support the Company’s strategic plan to grow into new markets and provide expanded service offerings.

Corporate and Other — The year to date favorable change in expenses as compared with the prior year is largely attributable to the following significant items:

•	a benefit of $126 million associated with the revenue management software implementation that was suspended in 2007 and abandoned in 2009, comprised of (i) a current year benefit of $77 million resulting from a one-time cash payment from a litigation settlement that occurred in April 2010 and (ii) a $49 million charge recognized in the prior year for the abandonment of the licensed software;

•	the recognition of charges of $39 million during the first half of 2010 for revisions in the estimated costs of our remedial liabilities at certain closed landfills;

•	the prior year recognition of favorable adjustments of $32 million due to increases in United States Treasury rates, which are used to estimate the present value of our environmental remediation obligations and recovery assets. During the first quarter of 2009, the discount rate used was increased from 2.25% to 2.75% and during the second quarter of 2009, the discount rate used was increased from 2.75% to 3.50%; and

•	the current period recognition of an unfavorable adjustment of $10 million due to the decrease in United States Treasury rates. During the second quarter of 2010, the discount rate used to estimate the present value of our environmental remediation obligations and recovery assets was decreased from 3.75% to 3.00%.

Further impacting the comparison of the first half of 2010 results with the prior year are current year increases related to our equity compensation and salary deferral plans; current year increases in legal and consulting costs; and prior year restructuring charges.

Renewable Energy Operations

We have extracted value from the waste streams we manage for years, and we are focusing on increasing our ability to do so, particularly in the field of clean and renewable energy. Most significantly, our current operations produce renewable energy through the waste-to-energy facilities that are managed by our Wheelabrator Group and our landfill gas-to-energy operations. We are actively seeking opportunities to enhance our existing renewable energy service offerings to ensure that we can respond to the shifting demands of consumers and to ensure that we are acting as a leader in environmental stewardship.

We are disclosing the following supplemental information related to the operating results of our renewable energy operations for 2010 (in millions) because we believe that it provides information related to the significance of our current renewable energy operations, the profitability of these operations and the costs we are incurring to develop these operations.

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
		Landfill Gas-	Growth			Landfill Gas-	Growth
	Wheelabrator	to-Energy(a)	Opportunities(b)	Total	Wheelabrator	to-Energy(a)	Opportunities(b)	Total

Operating revenues (including intercompany)	$217	$31	$—	$248	$423	$59	$—	$482
Costs and expenses:
Operating	129	11	—	140	262	22	1	285
Selling, general & administrative	18	1	—	19	33	2	1	36
Depreciation and amortization	23	6	—	29	45	11	—	56

	170	18	—	188	340	35	2	377

Income (loss) from operations	$47	$13	$—	$60	$83	$24	$(2)	$105

(a)	Our landfill gas-to-energy business focuses on generating a renewable energy source from the methane that is produced as waste decomposes. The operating results include the revenues and expenses of landfill gas-to-energy plants that we own and operate, as well as revenues generated from the sale of landfill gas to third party owner/operators. The operating results of our landfill gas-to-energy business are included within our geographic reportable segments and “Other.”

(b)	Includes businesses and entities we have acquired or invested in through our organic growth group’s business development efforts. These businesses include a landfill gas to LNG facility; landfill gas to diesel fuels technologies; organic waste streams to fuels technologies; and other engineered fuels technologies. The operating results of our Growth Opportunities are included within “Other” in our assessment of our income from operations by segment.

Interest Expense

Our interest expense was $116 million and $228 million for the three and six months ended June 30, 2010, respectively, compared to $107 million and $212 million for the three and six months ended June 30, 2009, respectively. These increases are generally related to an increase in our average debt balances during 2010, primarily associated with our senior notes. In the fourth quarter of 2009, the Company issued $600 million of senior notes, which mature in 2039 and have a coupon rate of 6.125%. In the second quarter of 2010, the Company issued $600 million senior notes, which mature in 2020 and have a coupon rate of 4.75%. The increase in interest expense attributable to our higher outstanding debt was offset, in part, by a decline in market interest rates, which has reduced the interest costs of our Canadian credit facility and our tax-exempt borrowings.

Interest Income

Interest income was $2 million for the three and six months ended June 30, 2010 compared with $3 million and $7 million for the three and six months ended June 30, 2009, respectively. The decrease in interest income is primarily related to a decline in market interest rates. Although our average cash and cash equivalents balances have increased year-over-year, record-low short-term interest rates have resulted in insignificant interest being generated on current balances. The current period increase in our cash and cash equivalents balance is due in large part to our June 2010 issuance of $600 million senior notes, which we expect to use to repay our $600 million of senior notes that mature in August 2010.

Provision for Income Taxes

We recorded a provision for income taxes of $206 million during the second quarter of 2010, representing an effective tax rate of 44.2%, compared with a provision for income taxes of $163 million during the second quarter of 2009, representing a 37.9% effective tax rate. Our effective tax rate for the first half of 2010 was 41.2% compared with 37.6% for the first half of 2009. The year-over-year increase in our reported income taxes was primarily due to (i) a $37 million increase in our current period provision for state deferred income taxes to reflect the impact of refinements in estimates and (ii) the unfavorable impact of state and local taxes. These increases were partially offset by the favorable impact of federal low-income housing tax credits, which reduced our provision by $11 million for the three and six months ended June 30, 2010. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to our federal low-income housing investment.

The Patient Protection and Affordable Care Act, which was signed into law in March 2010, includes a provision that eliminates the tax deductibility of retiree health care costs to the extent that retiree prescription drug benefits are reimbursed under Medicare Part D coverage. Although this provision of the Act does not take effect until 2013, we were required to recognize the full accounting impact of the change in law on our deferred tax assets during the first quarter of 2010, the period in which the law was enacted. The remeasurement of our deferred tax assets did not affect our financial position or results of operations as of or for the three and six months ended June 30, 2010.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $12 million and $22 million for the three and six months ended June 30, 2010, respectively, compared with $20 million and $35 million for the three and six months ended June 30, 2009, respectively. The comparison of these amounts for the reported periods has been affected by (i) our January 2010 acquisition of a controlling financial interest in a portable self-storage business; and (ii) the deconsolidation of certain capping, closure, post-closure and environmental remediation trusts as a result of our implementation of authoritative guidance, effective January 1, 2010, associated with variable interest entities.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of June 30, 2010 and December 31, 2009 (in millions):

	June 30,	December 31,
	2010	2009

Cash and cash equivalents	$1,169	$1,140

Restricted trust and escrow accounts:
Tax-exempt bond funds	$37	$65
Capping, closure, post-closure and environmental remediation funds(a)	124	231
Other	10	10

Total restricted trust and escrow accounts	$171	$306

Debt:
Current portion of long-term debt	$758	$749
Long-term debt, less current portion	8,827	8,124

Total long-term debt	$9,585	$8,873

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$94	$91

(a)	The decrease in restricted trust and escrow accounts from December 31, 2009 is due to our implementation of revised accounting guidance related to the consolidation of variable interest entities. Effective January 1, 2010, we were required to deconsolidate trusts for which power over significant activities is shared, which reduced our restricted trust and escrow accounts by $109 million. Beginning in 2010, our interests in these variable interest entities have been accounted for as investments in unconsolidated entities and receivables. The fair value of our investments in these entities was $107 million as of June 30, 2010. These amounts are recorded in “Other receivables” and as long-term “Other assets” in our Condensed Consolidated Balance Sheet.

As of June 30, 2010, we had $1,100 million of debt maturing within twelve months, including U.S. $243 million under our Canadian credit facility, $600 million of 7.375% senior notes that mature in August 2010 and $147 million of 7.65% senior notes that mature in March 2011. The amount reported as the current portion of long-term debt as of June 30, 2010 excludes $342 million of these scheduled repayments because we have the intent and ability to refinance portions of our current maturities on a long-term basis.

We have significant financial assurance needs and have established various letter of credit agreements to provide us with sources of credit capacity. In June 2010, we executed a letter of credit facility that provides us with $50 million of credit capacity through June 2013. We expect that similar facilities may continue to serve as a cost efficient source of financial assurance in the future. In June 2010, we entered into a three-year, $2.0 billion revolving credit facility, replacing the $2.4 billion credit facility that would have matured in August 2011. We continue to assess our financial assurance requirements to ensure that we have adequate letter of credit capacity in advance of our business needs.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six-month periods ended June 30 (in millions):

	Six Months
	Ended
	June 30,
	2010	2009

Net cash provided by operating activities	$976	$1,067

Net cash used in investing activities	$(823)	$(563)

Net cash used in financing activities	$(123)	$(456)

Net Cash Provided by Operating Activities — We generated $976 million of cash flows from operating activities during the six-month period ended June 30, 2010, compared with $1,067 million during the six-month period ended June 30, 2009. The $91 million decrease was driven by an increase in income tax payments of $53 million and increases in our receivables due to seasonal trends generally experienced during the second quarter, which were not as significant in 2009 due to economic conditions. These current year reductions were partially offset by (i) a favorable cash benefit of $77 million resulting from a litigation settlement in April 2010; and (ii) prior year payments of $25 million related to severance and benefit costs associated with our January 2009 restructuring.

Net Cash Used in Investing Activities — During the first half of 2010, net cash used in investing activities was $823 million, compared with $563 million during the first half of 2009. The most significant items affecting the comparison of our investing cash flows for the six-month periods ended June 30, 2010 and 2009 are summarized below:

•	Investments in unconsolidated entities — We made $161 million of cash investments in unconsolidated entities during the first half of 2010. These cash investments were primarily related to a $142 million payment made to acquire a 40% equity investment in Shanghai Environment Group (“SEG”), a subsidiary of Shanghai Chengtou Holding Co., Ltd. As a joint venture partner in SEG, we will participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG will also focus on building new waste-to-energy facilities in China. We did not make any similar investments during the first half of 2009.

•	Capital expenditures — We used $475 million during the first half of 2010 for capital expenditures compared with $583 million in the first half of 2009, a decrease of $108 million. The decrease can generally be attributed to timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $145 million of our fourth quarter 2009 spending was paid in cash in 2010 compared with approximately $245 million of our fourth quarter 2008 spending that was paid in the first quarter of 2009.

•	Acquisitions — Our spending on acquisitions increased from $59 million for the six months ended June 30, 2009 to $237 million for the six months ended June 30, 2010. During the second quarter of 2010, we paid approximately $150 million to acquire a waste-to-energy facility in Portsmouth, Virginia. We continue to focus on accretive acquisitions and growth opportunities that will contribute to improved future results of operations and enhance and expand our existing service offerings.

•	Net receipts from restricted funds — Net funds received from our restricted trust and escrow accounts contributed $26 million to our investing activities in the first half of 2010 compared with $71 million in the first half of 2009. The year-over-year decrease in cash received from our restricted trust and escrow accounts is generally due to the timing of requisitions from our tax-exempt bond funds, which are used to support related capital projects.

Net Cash Used in Financing Activities — Net cash used in financing activities was $123 million for the six months ended June 30, 2010, compared with $456 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the six-month periods ended June 30, 2010 and 2009 are summarized below:

•	Share repurchases and dividend payments — We repurchased 9.0 million shares of our common stock for $298 million during the first half of 2010. Approximately $12 million of our second quarter 2010 share repurchases was paid in July 2010. In the latter part of 2008, we determined that, given the state of the financial markets and the economy, it would be prudent to temporarily suspend our share repurchases. Accordingly, we did not repurchase any shares of our common stock during the first half of 2009.

We paid $305 million in cash dividends in the first and second quarters of 2010, compared with $285 million in the first and second quarters of 2009. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.29 in 2009 to $0.315 in 2010, offset partially by a reduction in our common stock outstanding as a result of our share repurchase program.

Share repurchases during the remainder of 2010 will be made at the discretion of management, and the Board of Directors will declare dividends at their discretion, with any decisions dependent on various factors, including our net earnings, financial condition, cash required for future acquisitions and other factors the Board may deem relevant.

•	Debt borrowings and repayments — The following summarizes our most significant cash borrowings and debt repayments made during each period (in millions):

	Six Months
	Ended
	June 30,
	2010	2009

Borrowings:
Canadian credit facility	$114	$115
Senior Notes	592	793

	$706	$908

Repayments:
Revolving credit facility	$—	$(310)
Canadian credit facility	(123)	(125)
Senior Notes	—	(500)
Tax exempt bonds	(52)	(65)
Capital leases and other debt	(38)	(14)

	$(213)	$(1,014)

Net borrowings (repayments)	$493	$(106)

•	Other — Net cash used for our other financing activities was $17 million during the first six months of 2010 compared with $51 million in the comparable prior year period. In 2010, these activities were primarily related to $13 million of financing costs paid to execute our new $2.0 billion revolving credit facility. In 2009, the significant use of cash was driven by changes in our accrued liabilities for checks written in excess of cash balances due to the timing of cash deposits or payments.

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 8 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2010 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

While inflationary increases in costs, including the cost of diesel fuel, have affected our operating margins in recent periods, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, a significant portion of our collection revenues are generated under long-term franchise agreements with municipalities or similar local or regional authorities. These agreements generally provide for price adjustments based on various indicies intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of June 30, 2010, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2010. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Board of Directors has approved a capital allocation program that provides for a maximum of $1.3 billion in combined cash dividends and common stock repurchases in 2010. All of the common stock repurchases made in 2010 have been pursuant to this capital allocation program.

The following table summarizes common stock repurchases made during the second quarter of 2010:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

April 1 — 30	1,199,400	$35.01	1,199,400	$828 Million
May 1 — 31	1,695,200	$33.03	1,695,200	$772 Million
June 1 — 30	2,282,400	$32.44	2,282,400	$697 Million

Total	5,177,000	$33.23	5,177,000

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

(b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided net of the $305 million of dividends declared and paid in 2010. However, this amount does not include the impact of dividend payments we expect to make throughout the remainder of 2010 as a result of future dividend declarations. The approximate maximum dollar value of shares that may yet be purchased under the program is not necessarily an indication of the amount we intend to repurchase during the remainder of the year.

Item 6.	Exhibits.

Exhibit
No.			Description

3.1		—	Third Restated Certificate of Incorporation of Waste Management, Inc.
3.2		—	Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to Form 8-K dated May 11, 2010].
4.1		—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of Waste Management, Inc.’s 4.75% Senior Notes due 2020.
4.2		—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of Waste Management, Inc.’s 4.75% Senior Notes due 2020.
10.1		—	$2 Billion Revolving Credit Agreement dated as of June 22, 2010 by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Barclays Capital, as Syndication Agents, Deutsche Bank Securities Inc. and The Royal Bank of Scotland PLC, as Documentation Agents, BNP Paribas and Citibank, N.A., as Co-Documentation Agents and J.P. Morgan Securities Inc., Banc of America Securities LLC and Barclays Capital, as Lead Arrangers and Joint Bookrunners.
10.2		—	Agreement for Termination of Employment dated June 1, 2010 between Waste Management, Inc. and Lawrence O’Donnell, III [Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 1, 2010.]
31.1		—	Certification Pursuant to Rule 13a — 14(a) and 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.
31.2		—	Certification Pursuant to Rule 13a — 14(a) and 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1		—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.
32.2		—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
101	.INS	—	XBRL Instance Document
101	.SCH	—	XBRL Taxonomy Extension Schema Document
101	.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 2, 2010