Form 10-Q
period 2010-09-30
WASTE MANAGEMENT INC
filed 2010-10-28
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 22, 2010 was 475,800,754 (excluding treasury shares of 154,481,707).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$550	$1,140
Accounts receivable, net of allowance for doubtful accounts of $27 and $31, respectively	1,522	1,408
Other receivables	169	119
Parts and supplies	124	110
Deferred income taxes	62	116
Other assets	142	117

Total current assets	2,569	3,010
Property and equipment, net of accumulated depreciation and amortization of $14,568 and $13,994, respectively	11,636	11,541
Goodwill	5,703	5,632
Other intangible assets, net	299	238
Other assets	1,132	733

Total assets	$21,339	$21,154

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$561	$567
Accrued liabilities	1,143	1,128
Deferred revenues	446	457
Current portion of long-term debt	161	749

Total current liabilities	2,311	2,901
Long-term debt, less current portion	8,798	8,124
Deferred income taxes	1,602	1,509
Landfill and environmental remediation liabilities	1,470	1,357
Other liabilities	719	672

Total liabilities	14,900	14,563

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,524	4,543
Retained earnings	6,270	6,053
Accumulated other comprehensive income	184	208
Treasury stock at cost, 154,568,253 and 144,162,063 shares, respectively	(4,876)	(4,525)

Total Waste Management, Inc. stockholders’ equity	6,108	6,285
Noncontrolling interests	331	306

Total equity	6,439	6,591

Total liabilities and equity	$21,339	$21,154

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating revenues	$3,235	$3,023	$9,328	$8,785

Costs and expenses:
Operating	2,006	1,856	5,883	5,367
Selling, general and administrative	369	339	1,065	999
Depreciation and amortization	317	301	917	892
Restructuring	—	3	(1)	46
(Income) expense from divestitures, asset impairments and unusual items	(1)	(1)	(78)	50

	2,691	2,498	7,786	7,354

Income from operations	544	525	1,542	1,431

Other income (expense):
Interest expense	(126)	(104)	(354)	(316)
Interest income	1	3	3	10
Other, net	(8)	1	(14)	1

	(133)	(100)	(365)	(305)

Income before income taxes	411	425	1,177	1,126
Provision for income taxes	153	133	469	397

Consolidated net income	258	292	708	729
Less: Net income attributable to noncontrolling interests	14	15	36	50

Net income attributable to Waste Management, Inc.	$244	$277	$672	$679

Basic earnings per common share	$0.51	$0.56	$1.40	$1.38

Diluted earnings per common share	$0.51	$0.56	$1.39	$1.37

Cash dividends declared per common share	$0.315	$0.29	$0.945	$0.87

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months
	Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Consolidated net income	$708	$729
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	917	892
Deferred income tax (benefit) provision	95	(10)
Interest accretion on landfill liabilities	61	59
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	17	(28)
Provision for bad debts	29	37
Equity-based compensation expense	28	19
Net gain on disposal of assets	(16)	(6)
Effect of (income) expense from divestitures, asset impairments and unusual items	(1)	50
Excess tax benefits associated with equity-based transactions	(4)	(2)
Equity in net losses of unconsolidated entities, net of dividends	14	1
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(159)	(17)
Other current assets	38	(19)
Other assets	(4)	—
Accounts payable and accrued liabilities	(62)	2
Deferred revenues and other liabilities	(8)	(65)

Net cash provided by operating activities	1,653	1,642

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(343)	(127)
Capital expenditures	(737)	(823)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	36	20
Net receipts from restricted trust and escrow accounts	36	98
Investments in unconsolidated entities	(162)	(5)
Other	(5)	7

Net cash used in investing activities	(1,175)	(830)

Cash flows from financing activities:
New borrowings	775	1,026
Debt repayments	(932)	(1,142)
Common stock repurchases	(443)	(65)
Cash dividends	(454)	(428)
Exercise of common stock options	28	10
Excess tax benefits associated with equity-based transactions	4	2
Distributions paid to noncontrolling interests	(30)	(35)
Other	(17)	(51)

Net cash used in financing activities	(1,069)	(683)

Effect of exchange rate changes on cash and cash equivalents	1	3

Increase (decrease) in cash and cash equivalents	(590)	132
Cash and cash equivalents at beginning of period	1,140	480

Cash and cash equivalents at end of period	$550	$612

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)
(Unaudited)

			Waste Management, Inc. Stockholders’ Equity
							Accumulated
							Other
					Additional		Comprehensive
		Comprehensive	Common Stock		Paid-In	Retained	Income	Treasury Stock		Noncontrolling
	Total	Income	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts	Interests

Balance, December 31, 2009	$6,591		630,282	$6	$4,543	$6,053	$208	(144,162)	$(4,525)	$306
Comprehensive Income:
Net income	708	$708	—	—	—	672	—	—	—	36
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $35	(54)	(54)	—	—	—	—	(54)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $6	10	10	—	—	—	—	10	—	—	—
Unrealized gains on marketable securities, net of taxes of $1	1	1	—	—	—	—	1	—	—	—
Foreign currency translation adjustments	20	20	—	—	—	—	20	—	—	—
Change in funded status of post-retirement benefit obligations, net of taxes of $0	(1)	(1)	—	—	—	—	(1)	—	—	—

Other comprehensive income (loss)	(24)	(24)

Comprehensive income	684	$684

Cash dividends declared	(454)		—	—	—	(454)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	73		—	—	(19)	(1)	—	2,963	93	—
Common stock repurchases	(445)		—	—	—	—	—	(13,380)	(445)	—
Distributions paid to noncontrolling interests	(30)		—	—	—	—	—	—	—	(30)
Noncontrolling interests in acquired businesses	50		—	—	—	—	—	—	—	50
Deconsolidation of variable interest entities	(31)		—	—	—	—	—	—	—	(31)
Other	1		—	—	—	—	—	11	1	—

Balance, September 30, 2010	$6,439		630,282	$6	$4,524	$6,270	$184	(154,568)	$(4,876)	$331

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

The Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Adoption of New Accounting Pronouncements

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board, or FASB, issued revised authoritative guidance associated with the consolidation of variable interest entities. The revised guidance replaced the previous quantitative-based assessment for determining whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate the entity, with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the variable interest entity that could potentially be significant to such entity. The revised guidance also requires that the enterprise continually reassess whether it is the primary beneficiary of a variable interest entity rather than conducting a reassessment only upon the occurrence of specific events.

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

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% proportionate to their respective equity interests. All capital allocations made through September 30, 2010 have been based on initial capital account balances as the target returns have not yet been achieved.

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

As of September 30, 2010, our Condensed Consolidated Balance Sheet included $322 million of net property and equipment associated with the LLCs’ waste-to-energy facilities and $242 million in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. As of September 30, 2010, all debt obligations of the LLCs had been paid in full and, therefore, the LLCs have no liabilities. We recognized expense of $13 million and $38 million during the three and nine months ended September 30, 2010, and September 30, 2009, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WMI’s consolidation.

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

The deconsolidation of these variable interest entities as of January 1, 2010 decreased our restricted trust and escrow accounts by $109 million; increased investments in unconsolidated entities by $27 million; increased

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables, principally long-term, by $51 million; and decreased noncontrolling interests by $31 million. Beginning in 2010, our interests in these variable interest entities have been accounted for as investments in unconsolidated entities. Our investments and receivables related to the trusts had a fair value of $105 million as of January 1, 2010 and $113 million as of September 30, 2010. We continue to reflect our interests in the unrealized gains and losses on marketable securities held by these trusts as a component of accumulated other comprehensive income. The deconsolidation of these variable interest entities has not materially affected our financial position or results of operations for the periods presented.

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

Federal low-income housing tax credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. We determined that we are not the primary beneficiary of this entity as we do not have the power to direct the entity’s activities. At September 30, 2010, our investment balance was $208 million. Additional information related to this investment is discussed in Note 5.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2010			December 31, 2009
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$120	$41	$161	$125	$41	$166
Long-term	1,188	282	1,470	1,142	215	1,357

	$1,308	$323	$1,631	$1,267	$256	$1,523

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2009 and the nine months ended September 30, 2010 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2008	$1,218	$299
Obligations incurred and capitalized	39	—
Obligations settled	(80)	(43)
Interest accretion	80	6
Revisions in estimates and interest rate assumptions	5	(7)
Acquisitions, divestitures and other adjustments	5	1

December 31, 2009	1,267	256
Obligations incurred and capitalized	34	—
Obligations settled	(59)	(26)
Interest accretion	61	4
Revisions in estimates and interest rate assumptions(a)	—	90
Acquisitions, divestitures and other adjustments	5	(1)

September 30, 2010	$1,308	$323

(a)	The revisions in estimates associated with our environmental remediation liabilities were primarily related to (i) net charges totaling $50 million for estimates associated with remediation liabilities at four closed sites and (ii) the impact of changes in the risk-free discount rate used to measure the liabilities. As of December 31, 2009, we used a risk-free discount rate for these obligations of 3.75%. The applicable rate decreased to 3.0% effective June 30, 2010 and 2.5% effective September 30, 2010. For the nine months ended September 30, 2010, these changes in the risk-free discount rate resulted in an increase of $21 million to our environmental remediation liabilities and a corresponding increase to “Operating” expenses.

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

The fair value of trust funds and escrow accounts for which we are the sole beneficiary was $124 million at September 30, 2010. As discussed in Note 1, effective January 1, 2010, we deconsolidated the trusts for which power over significant activities of the trust is shared, which reduced our restricted trust and escrow accounts by $109 million as of January 1, 2010. Beginning in 2010, our interests in these variable interest entities have been accounted for as investments in unconsolidated entities and receivables. The fair value of our investment in these entities was $113 million as of September 30, 2010. These amounts are included in “Other receivables” and as long-term “Other assets” in our Condensed Consolidated Balance Sheet.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2010:

	September 30,	December 31,
	2010	2009

Revolving credit facility	$—	$—
Letter of credit facilities	—	—
Canadian credit facility (weighted average interest rate of 1.6% at September 30, 2010 and 1.3% at December 31, 2009)	208	255
Senior notes and debentures, maturing through 2039, interest rates ranging from 4.75% to 7.75% (weighted average interest rate of 6.5% at September 30, 2010 and 6.8% at December 31, 2009)	5,473	5,465
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 0.3% to 7.4% (weighted average interest rate of 3.2% at September 30, 2010 and 3.5% at December 31, 2009)	2,696	2,749
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2029, fixed and variable interest rates ranging from 0.3% to 5.4% (weighted average interest rate of 3.0% at September 30, 2010 and 3.1% at December 31, 2009)	156	156
Capital leases and other, maturing through 2050, interest rates up to 12%	426	248

	$8,959	$8,873
Current portion of long-term debt	161	749

	$8,798	$8,124

Debt Classification

As of September 30, 2010, we had $477 million of debt maturing within twelve months. We have classified $316 million of these borrowings as long-term as of September 30, 2010 based on our intent and ability to refinance these borrowings on a long-term basis.

Debt Borrowings and Repayments

The significant changes in our debt balances from December 31, 2009 to September 30, 2010 are related to the following:

Canadian credit facility — The decrease in the carrying value is primarily due to $53 million of net debt repayments during the nine months ended September 30, 2010. This decrease was partially offset by currency translation adjustments and the impact of interest accretion.

Senior notes — In June 2010, we issued $600 million of 4.75% senior notes due June 2020. The net proceeds from the debt issuance were $592 million. We used the proceeds together with cash on hand to repay $600 million of 7.375% senior notes that matured in August 2010.

Tax-exempt bonds — During the nine months ended September 30, 2010, we repaid $52 million of our tax-exempt bonds with available cash.

Capital leases and Other — The significant increase in our capital leases and other debt obligations for the nine-month period ended September 30, 2010 is primarily related to our federal low-income housing

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment discussed in Note 5, which increased our debt obligations by $215 million. This increase was offset by $44 million of repayments of various borrowings at their scheduled maturities.

Revolving Credit and Letter of Credit Facilities

As of September 30, 2010, we had an aggregate committed capacity of $2.5 billion for letters of credit under various credit facilities. Our primary source of letter of credit capacity is a three-year, $2.0 billion revolving credit facility that was executed in June 2010. Our remaining letter of credit capacity is provided under facilities with maturities that extend from June 2013 to June 2015. As of September 30, 2010, we had an aggregate of $1.7 billion of letters of credit outstanding under our revolving credit facility and letter of credit facilities. There have not been any borrowings outstanding under these credit facilities during 2010.

4.	Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

		September 30,	December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2010	2009

Interest rate contracts	Current other assets	$1	$13
Electricity commodity contracts	Current other assets	—	—
Interest rate contracts	Long-term other assets	55	32

Total derivative assets		$56	$45

Interest rate contracts	Current accrued liabilities	$20	$—
Foreign exchange contracts	Current accrued liabilities	25	18
Interest rate contracts	Long-term accrued liabilities	39	—

Total derivative liabilities		$84	$18

Interest Rate Derivatives

Interest Rate Swaps

We use interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of September 30, 2010, the outstanding principal of our fixed-rate senior notes was approximately $5.4 billion. The interest payments on $500 million, or 9.3%, of these senior notes have been swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates, compared with $1.1 billion, or 20%, as of December 31, 2009. This significant decrease is primarily attributable to the repayment of $600 million of 7.375% senior notes at their scheduled maturities in August 2010, all of which were swapped to variable.

We have designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $100 million as of September 30, 2010 and $91 million as of December 31, 2009.

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

Three Months Ended		Gain (Loss)	Gain (Loss) on
September 30,	Statement of Operations Classification	on Swap	Fixed-Rate Debt

2010	Interest expense	$10	$(10)
2009	Interest expense	$11	$(11)

Nine Months Ended		Gain (Loss)	Gain (Loss) on
September 30,	Statement of Operations Classification	on Swap	Fixed-Rate Debt

2010	Interest expense	$24	$(24)
2009	Interest expense	$(29)	$29

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

	Three Months		Nine Months
	Ended		Ended
Reductions to Interest Expense Due to	September 30,		September 30,
Hedge Accounting for Interest Rate Swaps	2010	2009	2010	2009

Periodic settlements of active swap agreements(a)	$6	$12	$24	$35
Terminated swap agreements	4	4	15	15

	$10	$16	$39	$50

(a)	These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations are based on a spread from the three-month LIBOR.

Treasury Rate Locks

During the third quarter of 2009, we entered into Treasury rate locks with a total notional amount of $200 million to hedge the risk of changes in semi-annual interest payments for a portion of the senior notes that the Company planned to issue in June 2010. The Treasury rate locks were terminated in the second quarter of 2010 contemporaneously with the actual issuance of senior notes, and we paid cash of $7 million upon settlement. As of September 30, 2010, our “Accumulated other comprehensive income” includes $4 million of deferred losses, net of taxes, associated with these Treasury rate locks that will be reclassified to “Interest expense” over the life of the related senior notes maturing in June 2020. There was no significant ineffectiveness associated with these hedges during 2010.

Our “Accumulated other comprehensive income” also includes deferred losses, net of taxes, of $13 million as of September 30, 2010 and $16 million as of December 31, 2009 related to Treasury rate locks that had been executed in previous years in anticipation of senior note issuances. Our Treasury rate locks were designated as cash flow hedges and, accordingly, the deferred losses are being reclassified to earnings over the term of the hedged cash flows, which extend through 2032.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have designated our forward-starting interest rate swaps as cash flow hedges. As of September 30, 2010, the fair value of these interest rate derivatives is comprised of $20 million of current liabilities and $39 million of long-term liabilities. We recognized pre-tax and after-tax losses of $22 million and $13 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended September 30, 2010 and $68 million and $41 million, respectively, during the nine months ended September 30, 2010. There was no significant ineffectiveness associated with these hedges during the three and nine months ended September 30, 2010.

Credit-Risk-Related Contingent Features

Certain of our derivative instruments contain provisions related to the Company’s credit rating. If the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in immediate settlement of all affected transactions. As of September 30, 2010, we had not experienced any credit events that would trigger these provisions. The net liabilities of our derivative instruments with credit-risk-related features were immaterial as of September 30, 2010.

Foreign Exchange Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to changes in exchange rates for anticipated intercompany cash transactions between Waste Management Holdings, Inc., a wholly-owned subsidiary we acquired in 1998 (“WM Holdings”), and its Canadian subsidiaries. As of September 30, 2010, we have foreign currency forward contracts outstanding for all of the anticipated cash flows associated with a debt arrangement between these wholly-owned subsidiaries. The hedged cash flows include C$370 million of principal, which is scheduled for repayment on December 31, 2010, and C$22 million of interest payments scheduled for December 31, 2010. We have designated our foreign currency derivatives as cash flow hedges.

Gains or losses on the derivatives and the offsetting losses or gains on the hedged items attributable to foreign currency exchange risk are recognized in current earnings. We include gains and losses on our foreign currency forward contracts as adjustments to “Other income and expense,” a component of “Other, net,” which is the same financial statement line item where offsetting gains and losses on the related hedged items are recorded. The following table summarizes the pre-tax impacts of our foreign currency cash flow derivatives on our results of operations and comprehensive income (in millions):

	Amount of Gain or			Amount of Gain or
	(Loss) Recognized			(Loss) Reclassified
	in OCI on			from AOCI into
Three Months Ended	Derivatives	Statement of Operations		Income
September 30,	(Effective Portion)	Classification		(Effective Portion)

2010	$(12)	Other income (expense	)	$(12)
2009	$(28)	Other income (expense	)	$(28)

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amount of Gain or			Amount of Gain or
	(Loss) Recognized			(Loss) Reclassified
	in OCI on			from AOCI into
Nine Months Ended	Derivatives	Statement of Operations		Income
September 30,	(Effective Portion)	Classification		(Effective Portion)

2010	$(7)	Other income (expense	)	$(7)
2009	$(40)	Other income (expense	)	$(40)

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. Adjustments to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges resulted in the recognition of after-tax losses of $7 million and $4 million during the three and nine months ended September 30, 2010, respectively. After-tax losses reclassified from accumulated other comprehensive income into income were $7 million and $4 million during the three and nine months ended September 30, 2010, respectively. There was no significant ineffectiveness associated with these hedges during the three and nine months ended September 30, 2010.

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

Electricity Commodity Derivatives

During 2010, we entered into “receive fixed, pay variable” electricity swaps to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. These swaps are expected to hedge 672,360 megawatt hours, or approximately 26% of our Wheelabrator Group’s 2010 merchant electricity sales. The electricity swaps in place as of September 30, 2010 have maturities extending through December 2010. All financial statement impacts associated with these derivatives were immaterial as of and for the three and nine months ended September 30, 2010.

5.	Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2010 was 37.3% and 39.8%, respectively, compared with 31.2% and 35.2% for the comparable prior-year periods. We evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2010 were primarily due to the unfavorable impact of (i) state and local income taxes and (ii) adjustments to our accruals due to the filing of our 2009 income tax returns. These adjustments are offset in part by the favorable impact of federal low-income housing tax credits, other tax credits and audit settlements. In addition to the above, the effective tax rate for the nine months ended September 30, 2010 also includes an increase of $37 million to our provision for state deferred income taxes to reflect the impact of changes in the estimated tax rate at which existing temporary differences will be realized, which increased our effective tax rate for the nine-month period by 3.2 percentage points. Because the state deferred tax charges relate to existing temporary differences, they are not expected to impact our effective tax rate in future periods, absent prospective changes in income apportionment or state tax rates. The federal low-income housing tax credits decreased our effective tax rate for the three-month period by 1.0 percentage point and for the nine-month period by 1.1 percentage points.

The most significant items affecting the reconciliation of income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2009 were (i) reductions to our provision for income taxes resulting from the finalization of our 2008 tax returns, tax audit settlements and a benefit

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the utilization of state net operating loss carryforwards and (ii) increases to our tax provision for the impacts of state and local income taxes and an adjustment to our net accumulated state deferred tax liabilities.

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

We account for our investment in this entity using the equity method of accounting and recognize a charge to “Equity in net earnings (losses) of unconsolidated entities,” which is a component of “Other, net” within our Condensed Consolidated Statement of Operations, for reductions in the value of our investment. We recognized $4 million and $12 million of expense during the three and nine months ended September 30, 2010, respectively. We also recognized $3 million and $4 million of interest expense related to this investment during the current periods. As a result of this investment, our tax provision was reduced by $7 million (including $4 million of tax credits) for the three months ended September 30, 2010 and by $18 million (including $12 million of tax credits) for the nine months ended September 30, 2010.

Cash taxes — During the fourth quarter of 2009, we determined that a capital loss generated from the liquidation of a foreign subsidiary could be utilized to offset capital gains from 2006 and 2007 and recognized a reduction to our “Provision for income taxes.” During the third quarter of 2010, we received a federal tax refund of $65 million related to this capital loss.

Legislation updates — The Small Business Jobs Act, signed into law in September 2010, includes a provision extending bonus depreciation for assets placed in service in 2010. The acceleration of deductions on current year capital expenditures will have no impact on our effective tax rate but is expected to reduce our 2010 cash taxes by approximately $60 million. The current year cash tax benefit will result in increased cash taxes in future periods when the deduction for these capital expenditures would have otherwise been realized.

The Patient Protection and Affordable Care Act, which was signed into law in March 2010, includes a provision that eliminates the tax deductibility of retiree health care costs to the extent that retiree prescription drug benefits are reimbursed under Medicare Part D coverage. Although this provision of the Act does not take effect until 2013, we were required to recognize the full accounting impact of the change in law on our deferred tax assets during the first quarter of 2010, the period in which the law was enacted. The re-measurement of our deferred tax assets did not affect our financial position or results of operations as of and for the three and nine months ended September 30, 2010.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Consolidated net income	$258	$292	$708	$729

Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes	(21)	(20)	(54)	(27)
Realized losses on derivative instruments reclassified into earnings, net of taxes	10	19	10	28
Unrealized gains on marketable securities, net of taxes	1	5	1	8
Foreign currency translation adjustments	30	58	20	86
Change in funded status of post-retirement benefit obligations, net of taxes	—	—	(1)	—

Other comprehensive income (loss)	20	62	(24)	95

Comprehensive income	278	354	684	824
Comprehensive income attributable to noncontrolling interests	(14)	(18)	(36)	(55)

Comprehensive income attributable to Waste Management, Inc.	$264	$336	$648	$769

The components of accumulated other comprehensive income, which is included as a component of Waste Management, Inc. stockholders’ equity, were as follows (in millions):

	September 30,	December 31,
	2010	2009

Accumulated unrealized loss on derivative instruments, net of taxes	$(52)	$(8)
Accumulated unrealized gain on marketable securities, net of taxes	3	2
Cumulative foreign currency translation adjustments	232	212
Funded status of post-retirement benefit obligations, net of taxes	1	2

	$184	$208

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Number of common shares outstanding at end of period	475.7	490.6	475.7	490.6
Effect of using weighted average common shares outstanding	1.6	1.6	6.0	1.5

Weighted average basic common shares outstanding	477.3	492.2	481.7	492.1
Dilutive effect of equity-based compensation awards and other contingently issuable shares	3.7	2.4	3.2	2.0

Weighted average diluted common shares outstanding	481.0	494.6	484.9	494.1

Potentially issuable shares	14.7	13.7	14.7	13.7
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.2	3.1	0.2	3.3

8.	Commitments and Contingencies

Financial instruments — We have obtained letters of credit, performance bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill capping, closure and post-closure requirements, environmental remediation, and other obligations. Letters of credit generally are supported by our revolving credit facility and other credit facilities established for that purpose. We obtain surety bonds and insurance policies from an entity in which we have a noncontrolling financial interest. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for us. In those instances where our use of financial assurance from entities we own or have financial interests in is not allowed, we have available alternative financial assurance mechanisms.

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

We also have guaranteed the obligations of, and provided indemnification to, third parties in the ordinary course of business. Guarantee agreements outstanding as of September 30, 2010 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $12 million; and (ii) agreements guaranteeing the market value of homeowners’ properties adjacent to or near certain of our landfills. Our indemnification obligations generally arise in divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the investigation of the extent of environmental impact and identification of likely site-remediation alternatives. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $150 million higher than the $323 million recorded in the Condensed Consolidated Financial Statements as of September 30, 2010. Our ongoing review of our remediation liabilities could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of September 30, 2010, we had been notified by the government that we are a PRP in connection with 75 locations listed on the EPA’s National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 17 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 58 NPL sites that we do not own are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

The majority of these proceedings involve allegations that certain of our subsidiaries, or their predecessors, transported hazardous substances to the sites, often prior to our acquisition of these subsidiaries. CERCLA generally provides for liability for those parties owning, operating, transporting to or disposing at the sites. Proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and remediation, which could be substantial and could have a material adverse effect on our consolidated financial statements. At

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

some of the sites at which we have been identified as a PRP, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain.

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

Two separate wage and hour lawsuits were commenced in October 2006 and March 2007, respectively, that are pending against certain of our subsidiaries in California, each seeking class certification. The actions were coordinated to proceed in San Diego County Superior Court. Both lawsuits make the same general allegations that the defendants failed to comply with certain California wage and hour laws, including allegedly failing to provide meal and rest periods and failing to properly pay hourly and overtime wages. Additionally, in July 2008, we were named as a defendant in a purported class action in the Circuit Court of Bullock County, Alabama, which was subsequently removed to the United States District Court for the Northern District of Alabama. This suit pertains to our fuel and environmental charge and generally alleges that such charges were not properly disclosed, were unfair, and were contrary to contract. We filed a motion to dismiss that was partially granted during the third quarter of 2010, resulting in dismissal of the plaintiffs’ RICO and national class action claims. We deny the claims in all of these actions and intend to continue to oppose class certification and will vigorously defend these matters. Given the inherent uncertainties of litigation, the ultimate outcome of these cases cannot be predicted at this time, nor can possible damages, if any, be reasonably estimated.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WMI’s charter and bylaws require indemnification of its officers and directors if statutory standards of conduct have been met and allow the advancement of expenses to these individuals upon receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not meet the required standards of conduct. Additionally, WMI has entered into separate indemnification agreements with each of the members of its Board of Directors as well as its President and Chief Executive Officer and its Chief Financial Officer. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings that may be brought against its former or current officers, directors and employees.

In April 2010, we settled our previously disclosed lawsuit relating to a revenue management system. We received a one-time cash payment, and all parties dismissed their claims with prejudice. Additional information related to this settlement is discussed in Note 11.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. The following matters pending as of September 30, 2010 are disclosed in accordance with that requirement:

On April 4, 2006, the EPA issued a Notice of Violation (“NOV”) to Waste Management of Hawaii, Inc., an indirect wholly-owned subsidiary of WMI, and to the City and County of Honolulu for alleged violations of the federal Clean Air Act, based on alleged failure to submit certain reports and design plans required by the EPA, and the failure to begin and timely complete the installation of a gas collection and control system (“GCCS”) for the Waimanalo Gulch Sanitary Landfill on Oahu. The EPA has also indicated that it will seek penalties and injunctive relief as part of the NOV enforcement for elevated landfill temperatures that were recorded after installation of the GCCS. The parties have been in confidential settlement negotiations. Pursuant to an indemnity agreement, any penalty assessed will be paid by the Company, and not by the City and County of Honolulu.

On April 8, July 15, and September 8, 2010, the EPA issued Notices of Violation to Chemical Waste Management, Inc.’s Kettleman Hills facility for alleged violations of the federal Toxic Substances Control Act. The EPA has indicated it will seek civil penalties for the violations alleged, which relate to handling and disposal of polychlorinated biphenyls.

The Massachusetts Attorney General’s Office has commenced investigations into allegations of violations of the Clean Air Act, the Clean Water Act, solid waste regulations and permits at Wheelabrator Group facilities in Saugus and North Andover, Massachusetts. The Attorney General’s Office is also considering intervening in two private lawsuits alleging potential claims under the Massachusetts False Claims Act. No formal enforcement action has been brought against the Company, although we potentially could be subject to sanctions, including requirements to pay monetary penalties. We are cooperating with the Attorney General’s office in the investigations.

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

In connection with our ongoing re-negotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. In 2010, we recognized $26 million of charges to “Operating” expenses for the agreed-upon withdrawals of five bargaining units from the Central States Pension Plan in connection with our negotiations of those units’ agreements. We do not believe that our withdrawals from multi-employer plans, individually or in the aggregate, will have a material adverse effect on our financial condition or liquidity. However, depending on the number of employees withdrawn in any future period and the financial condition of the multi-employer plans at the time of withdrawal, such withdrawals could result in material changes to our results of operations in the period of the withdrawal.

Tax Matters  — We are currently in the examination phase of IRS audits for the tax years 2009 and 2010 and expect these audits to be completed within the next three and 15 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 1999. In the third quarter of 2010, we settled audits in Canada through the 2004 tax year and are not currently under audit for any subsequent tax years. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

9.	Restructuring

In January 2009, we took steps to streamline our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with the remainder of our solid waste business; and (iii) realigning our corporate organization with this new structure in order to provide support functions more efficiently.

This reorganization eliminated over 1,500 employee positions throughout the Company. During the three and nine months ended September 30, 2009, we recognized $3 million and $46 million, respectively, of pre-tax restructuring charges associated with this reorganization, of which $2 million and $40 million, respectively, were related to employee severance and benefit costs. During the remainder of 2009, we incurred an additional $4 million of pre-tax restructuring charges associated with this reorganization, of which $1 million was related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized. The following table summarizes the charges recognized for this restructuring by each of our current reportable segments and our Corporate and Other organization for the three and nine months ended September 30, 2009 (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Eastern	$—	$10
Midwest	1	10
Southern	1	10
Western	—	6
Wheelabrator	—	—
Corporate and Other	1	10

Total	$3	$46

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the nine months ended September 30, 2010, we recognized $1 million of income related to the reversal of pre-tax restructuring charges. Through September 30, 2010, we have paid approximately $38 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the fourth quarter of 2010.

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

Summarized financial information concerning our reportable segments for the three and nine months ended September 30 is shown in the following tables (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
	Revenues	Revenues	Revenues	Operations

Three Months Ended:
September 30, 2010
Eastern	$755	$(132)	$623	$138
Midwest	792	(119)	673	149
Southern	903	(102)	801	218
Western	809	(113)	696	146
Wheelabrator	237	(32)	205	67
Other	248	(11)	237	(38)

	3,744	(509)	3,235	680
Corporate and Other	—	—	—	(136)

Total	$3,744	$(509)	$3,235	$544

September 30, 2009
Eastern	$763	$(139)	$624	$138
Midwest	749	(112)	637	126
Southern	836	(108)	728	193
Western	801	(106)	695	141
Wheelabrator	214	(32)	182	74
Other	163	(6)	157	(32)

	3,526	(503)	3,023	640
Corporate and Other	—	—	—	(115)

Total	$3,526	$(503)	$3,023	$525

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
	Revenues	Revenues	Revenues	Operations

Nine Months Ended:
September 30, 2010
Eastern	$2,214	$(385)	$1,829	$390
Midwest	2,266	(336)	1,930	372
Southern	2,602	(303)	2,299	624
Western	2,372	(328)	2,044	416
Wheelabrator	660	(92)	568	150
Other	688	(30)	658	(93)

	10,802	(1,474)	9,328	1,859
Corporate and Other	—	—	—	(317)

Total	$10,802	$(1,474)	$9,328	$1,542

September 30, 2009
Eastern	$2,211	$(404)	$1,807	$349
Midwest	2,121	(319)	1,802	327
Southern	2,509	(326)	2,183	581
Western	2,343	(310)	2,033	415
Wheelabrator	627	(90)	537	167
Other	441	(18)	423	(91)

	10,252	(1,467)	8,785	1,748
Corporate and Other	—	—	—	(317)

Total	$10,252	$(1,467)	$8,785	$1,431

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

From time to time, the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. During 2010, our Midwest Group recognized expense charges of $26 million as a result of employees of five bargaining units in Michigan and Ohio agreeing to our proposal to withdraw them from an under-funded multi-employer pension plan. During the second quarter of 2009, employees of a bargaining unit in New Jersey agreed to a similar proposal and our Eastern Group recognized expense of $9 million. Refer to Note 8 for additional information related to our participation in multi-employer pension plans. Further, as disclosed in Note 9, the income from operations of each of our geographic Groups for the three and nine months ended September 30, 2009 was affected by our January 2009 reorganization.

Segment assets — The total assets of our Wheelabrator segment increased $309 million, or 14%, from December 31, 2009 to September 30, 2010, primarily as a result of our continued focus on the expansion of our waste-to-energy business. In the first quarter of 2010, we paid $142 million to acquire a 40% equity investment in Shanghai Environment Group (“SEG”), a subsidiary of Shanghai Chengtou Holding Co., Ltd. As a joint venture partner in SEG, we will participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG will also focus on building new waste-to-energy facilities in China. In April 2010, we paid $150 million for the acquisition of a waste-to-energy facility in Portsmouth, Virginia. These investments did not have a significant impact on our operating revenues or income from operations for the three and nine months ended September 30, 2010.

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

We filed a lawsuit in March 2008 related to the revenue management software implementation that was suspended in 2007 and abandoned in 2009. In April 2010, we settled the lawsuit and received a one-time cash payment. The settlement, included in “(Income) expense from divestitures, asset impairments and unusual items,” resulted in an increase in income from operations for the nine months ended September 30, 2010 of $77 million.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

As of September 30, 2010, our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$461	$461	$—	$—
Available-for-sale securities	162	162	—	—
Interest in available-for-sale securities of unconsolidated entities	113	113	—	—
Interest rate derivatives	56	—	56	—

Total assets	$792	$736	$56	$—

Liabilities:
Interest rate derivatives	$59	$—	$59	$—
Foreign currency derivatives	25	—	25	—
Electricity commodity derivatives	—	—	—	—

Total liabilities	$84	$—	$84	$—

Fair Value of Debt

At September 30, 2010, the carrying value of our debt was approximately $9.0 billion compared with $8.9 billion at December 31, 2009. The carrying value of our debt includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged.

The estimated fair value of our debt was approximately $9.8 billion at September 30, 2010 and approximately $9.3 billion at December 31, 2009. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments. The increase in the fair value of our debt when comparing September 30, 2010 with December 31, 2009 is primarily related to a decrease in market interest rates for corporate debt securities, which caused an increase in the fair value of our publicly-traded senior notes.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of September 30, 2010 and December 31, 2009. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2010
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$457	$—	$93	$—	$550
Other current assets	2	1	2,016	—	2,019

	459	1	2,109	—	2,569
Property and equipment, net	—	—	11,636	—	11,636
Investments in and advances to affiliates	10,654	13,545	2,723	(26,922)	—
Other assets	106	12	7,016	—	7,134

Total assets	$11,219	$13,558	$23,484	$(26,922)	$21,339

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2	$159	$—	$161
Accounts payable and other current liabilities	102	6	2,042	—	2,150

	102	8	2,201	—	2,311
Long-term debt, less current portion	4,970	596	3,232	—	8,798
Other liabilities	39	—	3,752	—	3,791

Total liabilities	5,111	604	9,185	—	14,900
Equity:
Stockholders’ equity	6,108	12,954	13,968	(26,922)	6,108
Noncontrolling interests	—	—	331	—	331

	6,108	12,954	14,299	(26,922)	6,439

Total liabilities and equity	$11,219	$13,558	$23,484	$(26,922)	$21,339

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2010
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,235	$—	$3,235
Costs and expenses	—	—	2,691	—	2,691

Income from operations	—	—	544	—	544

Other income (expense):
Interest income (expense)	(88)	(9)	(28)	—	(125)
Equity in subsidiaries, net of taxes	298	303	—	(601)	—
Other, net	—	—	(8)	—	(8)

	210	294	(36)	(601)	(133)

Income before income taxes	210	294	508	(601)	411
Provision for (benefit from) income taxes	(34)	(4)	191	—	153

Consolidated net income	244	298	317	(601)	258
Less: Net income attributable to noncontrolling interests	—	—	14	—	14

Net income attributable to Waste Management, Inc.	$244	$298	$303	$(601)	$244

Three Months Ended September 30, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,023	$—	$3,023
Costs and expenses	—	—	2,498	—	2,498

Income from operations	—	—	525	—	525

Other income (expense):
Interest income (expense)	(65)	(10)	(26)	—	(101)
Equity in subsidiaries, net of taxes	317	323	—	(640)	—
Other, net	—	—	1	—	1

	252	313	(25)	(640)	(100)

Income before income taxes	252	313	500	(640)	425
Provision for (benefit from) income taxes	(25)	(4)	162	—	133

Consolidated net income	277	317	338	(640)	292
Less: Net income attributable to noncontrolling interests	—	—	15	—	15

Net income attributable to Waste Management, Inc.	$277	$317	$323	$(640)	$277

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2010
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$9,328	$—	$9,328
Costs and expenses	—	—	7,786	—	7,786

Income from operations	—	—	1,542	—	1,542

Other income (expense):
Interest income (expense)	(241)	(28)	(82)	—	(351)
Equity in subsidiaries, net of taxes	819	836	—	(1,655)	—
Other, net	—	—	(14)	—	(14)

	578	808	(96)	(1,655)	(365)

Income before income taxes	578	808	1,446	(1,655)	1,177
Provision for (benefit from) income taxes	(94)	(11)	574	—	469

Consolidated net income	672	819	872	(1,655)	708
Less: Net income attributable to noncontrolling interests	—	—	36	—	36

Net income attributable to Waste Management, Inc.	$672	$819	$836	$(1,655)	$672

Nine Months Ended September 30, 2009
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$8,785	$—	$8,785
Costs and expenses	—	—	7,354	—	7,354

Income from operations	—	—	1,431	—	1,431

Other income (expense):
Interest income (expense)	(198)	(31)	(77)	—	(306)
Equity in subsidiaries, net of taxes	800	819	—	(1,619)	—
Other, net	—	—	1	—	1

	602	788	(76)	(1,619)	(305)

Income before income taxes	602	788	1,355	(1,619)	1,126
Provision for (benefit from) income taxes	(77)	(12)	486	—	397

Consolidated net income	679	800	869	(1,619)	729
Less: Net income attributable to noncontrolling interests	—	—	50	—	50

Net income attributable to Waste Management, Inc.	$679	$800	$819	$(1,619)	$679

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2010
(Unaudited)

		WM	Non-Guarantor
	WMI	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income	$672	$819	$872	$(1,655)	$708
Equity in earnings of subsidiaries, net of taxes	(819)	(836)	—	1,655	—
Other adjustments	12	(13)	946	—	945

Net cash provided by (used in) operating activities	(135)	(30)	1,818	—	1,653

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(343)	—	(343)
Capital expenditures	—	—	(737)	—	(737)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	36	—	36
Net receipts from restricted trust and escrow accounts and other, net	(2)	—	(129)	—	(131)

Net cash used in investing activities	(2)	—	(1,173)	—	(1,175)

Cash flows from financing activities:
New borrowings	592	—	183	—	775
Debt repayments	(617)	(35)	(280)	—	(932)
Common stock repurchases	(443)	—	—	—	(443)
Cash dividends	(454)	—	—	—	(454)
Exercise of common stock options	28	—	—	—	28
Distributions paid to noncontrolling interests and other	(10)	—	(33)	—	(43)
(Increase) decrease in intercompany and investments, net	405	65	(470)	—	—

Net cash provided by (used in) financing activities	(499)	30	(600)	—	(1,069)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(636)	—	46	—	(590)
Cash and cash equivalents at beginning of period	1,093	—	47	—	1,140

Cash and cash equivalents at end of period	$457	$—	$93	$—	$550

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

Overview

During the three and nine months ended September 30, 2010, our results of operations reflect our discipline in pricing, cost control in our core operations and continued investment in our strategic plans and initiatives to grow into new markets, provide expanded service offerings and improve our information technology systems. Our results also reflect an improvement in the general economic environment. Highlights of our financial results for the current quarter include:

•	Revenues of $3,235 million compared with $3,023 million in the third quarter of 2009, an increase of $212 million, or 7.0%. This increase in revenues is primarily attributable to:

•	Increases from recyclable commodity prices of $78 million; increases from our fuel surcharge program of $11 million; and increases from foreign currency translation of $9 million;

•	Internal revenue growth from yield on collection and disposal business measured as a percentage of the related business of 2.3% in the current period, which increased revenue by $60 million; and

•	Increases associated with acquisitions of $72 million;

•	Internal revenue growth from volume was negative 0.7% in the third quarter of 2010, compared with negative 8.9% in the third quarter of 2009. In addition to the lower rate of decline resulting from the improvement in the economy, our current period volume was favorably affected by revenues associated with oil spill clean-up activities along the Gulf Coast. The year-over-year decline in revenue due to volume was $22 million;

•	Operating expenses of $2,006 million, or 62.0% of revenues, compared with $1,856 million, or 61.4% of revenues, in the third quarter of 2009. This increase of $150 million, or 8.1%, is due primarily to higher customer rebates because of recyclable commodity prices, increases in subcontractor costs associated with oil spill clean-up activities along the Gulf Coast, an increase in maintenance performed at our waste-to-energy facilities and higher fuel prices;

•	Selling, general and administrative expenses increased by $30 million, or 8.8%, from $339 million in the comparable prior year period to $369 million in the third quarter of 2010. These cost increases were due in part to support of the Company’s strategic growth plans and initiatives;

•	Income from operations of $544 million, or 16.8% of revenues, for the third quarter of 2010 compared with $525 million, or 17.4% of revenues, for the third quarter of 2009;

•	Interest expense of $126 million compared with $104 million in the third quarter of 2009, an increase of $22 million, or 21.2%. This increase is primarily due to higher average debt balances, which have generally been incurred to support our strategic plans, and significantly higher costs related to the execution and maintenance of our revolving credit facility;

•	Net income attributable to Waste Management, Inc. of $244 million, or $0.51 per diluted share for the current quarter, as compared with $277 million, or $0.56 per diluted share, for the prior year period.

The comparability of our results for the third quarter of 2010 with the third quarter of 2009 has been affected by certain items management believes are not representative or indicative of our results. The results of the third quarter of 2010 were affected by the following:

•	The recognition of pre-tax, non-cash charges aggregating $18 million related to remediation and closure costs at three closed sites, which had a negative impact of $0.02 on our diluted earnings per share;

•	The recognition of a non-cash, pretax charge of $6 million arising from the accounting effect of lower ten-year Treasury rates, which are used to discount remediation reserves and related recovery assets at our landfills. This charge had a negative impact of $0.01 on our diluted earnings per share; and

•	The recognition of net tax charges of $4 million due to adjustments relating to the finalization of our 2009 tax returns, partially offset by favorable tax audit settlements, which, combined, had a negative impact of $0.01 on our diluted earnings per share.

The results of the third quarter of 2009 were affected by the following:

•	The recognition of a tax benefit of $14 million due to adjustments relating to the finalization of our 2008 tax returns and favorable tax audit settlements, partially offset by an increase to our provision for income taxes related to an increase in our net accumulated state deferred tax liabilities. These items had a positive impact of $0.03 on our diluted earnings per share; and

•	The recognition of a pre-tax charge of $3 million related to our 2009 restructuring, which was primarily related to severance and benefit costs. The restructuring charge reduced diluted earnings per share for the quarter by $0.01.

We are pleased about the lower rate of decline in internal revenue growth from volumes that we have experienced throughout 2010. However, we expect that throughout the fourth quarter of 2010 we will continue to face challenges related to the economy. Additionally, we are mindful of trends toward waste reduction at the source, diversion from landfills and customers seeking alternative methods of disposal. We are continuing to implement measures that we believe will grow our business, improve our current operations performance and enhance and expand our services.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities” is shown in the table below (in millions), and may not be calculated the same as similarly titled measures presented by other companies:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net cash provided by operating activities	$677	$575	$1,653	$1,642
Capital expenditures	(262)	(240)	(737)	(823)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	9	8	36	20

Free cash flow	$424	$343	$952	$839

When comparing our cash flow from operating activities for the three months ended September 30, 2010 to the comparable prior year period, the current year increase is related to a $65 million federal tax refund in the third quarter of 2010 related to the liquidation of a foreign subsidiary in 2009, as well as an increase in our income from operations. In addition to the above, the comparability of our cash flow from operating activities for the nine-month periods ended September 30, 2010 and September 30, 2009 was affected by (i) a current year benefit of $77 million resulting from a one-time cash payment from a litigation settlement that occurred in April 2010; (ii) payments of $32 million in 2009 related to severance and benefit costs associated with our January 2009 restructuring; (iii) an increase in income tax payments of $45 million in 2010 compared with 2009; and (iv) an increase in our trade receivables in 2010 due to seasonal trends, which were not as significant in 2009.

The decrease in capital expenditures when comparing the nine months ended September 30, 2010 with the prior year period can generally be attributed to timing differences associated with cash payments for the previous years’ fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. A less significant portion of our fourth quarter 2009 spending was paid in cash in 2010 than in the preceding year.

Adoption of New Accounting Pronouncements

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board, or FASB, issued revised authoritative guidance associated with the consolidation of variable interest entities. This revised guidance replaced the previous quantitative-based assessment for determining whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate an entity, with an approach that is now primarily qualitative. This qualitative approach focuses on identifying the enterprise that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the variable interest entity that could potentially be significant to such entity. This revised guidance also requires that the enterprise continually reassess whether it is the primary beneficiary of a variable interest entity rather than conducting a reassessment only upon the occurrence of specific events.

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

Results of Operations

Operating Revenues

We manage and evaluate our principal operations through five Groups. Our four geographic Groups, comprised of our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, recycling and disposal services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services. We also provide additional services that are not managed through our five Groups, including recycling brokerage services, electronic recycling services, in-plant services and landfill gas-to-energy services. These operations are presented as “Other.” Shown below (in millions) is the contribution to revenues during each period provided by our five Groups and our Other waste services:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Eastern	$755	$763	$2,214	$2,211
Midwest	792	749	2,266	2,121
Southern	903	836	2,602	2,509
Western	809	801	2,372	2,343
Wheelabrator	237	214	660	627
Other	248	163	688	441
Intercompany	(509)	(503)	(1,474)	(1,467)

Total	$3,235	$3,023	$9,328	$8,785

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Collection	$2,119	$2,024	$6,175	$5,975
Landfill	674	666	1,900	1,929
Transfer	342	359	1,005	1,046
Wheelabrator	237	214	660	627
Recycling	286	202	836	510
Other	86	61	226	165
Intercompany	(509)	(503)	(1,474)	(1,467)

Total	$3,235	$3,023	$9,328	$8,785

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change		Period-to-Period Change
	for the Three Months Ended		for the Nine Months Ended
	September 30,		September 30,
	2010 vs. 2009		2010 vs. 2009
		As a % of		As a % of
		Total		Total
	Amount	Company(a)	Amount	Company(a)

Average yield(b)	$153	5.0%	$555	6.3%
Volume	(22)	(0.7)	(250)	(2.8)

Internal revenue growth	131	4.3	305	3.5
Acquisitions	72	2.4	182	2.1
Divestitures	—	—	(2)	—
Foreign currency translation	9	0.3	58	0.6

	$212	7.0%	$543	6.2%

(a)	Calculated by dividing the amount of current period increase or decrease by the prior period’s total company revenue ($3,023 million and $8,785 million for the three- and nine-month periods, respectively) adjusted to exclude the impacts of divestitures for the current period ($2 million for the nine-month period).

(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We analyze the changes in average yield in terms of related business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis:

	Period-to-Period Change		Period-to-Period Change
	for the Three Months Ended		for the Nine Months Ended
	September 30,		September 30,
	2010 vs. 2009		2010 vs. 2009
		As a % of		As a % of
		Related		Related
	Amount	Business(i)	Amount	Business(i)

Average yield:
Collection, landfill and transfer	$53	2.1%	$152	2.0%
Waste-to-energy disposal	7	6.7	20	6.5

Collection and disposal	60	2.3	172	2.2
Recycling commodities	78	38.8	340	69.2
Electricity	4	5.6	(7)	(3.3)
Fuel surcharges and mandated fees	11	10.8	50	18.3

Total	$153	5.0	$555	6.3

(i)	Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three and nine months ended September 30, 2009 adjusted to exclude the impacts of divestitures:

	Denominator
	Three Months	Nine Months
	Ended	Ended
	September 30	September 30

Related business revenues:
Collection, landfill and transfer	$2,545	$7,502
Waste-to-energy disposal	104	306

Collection and disposal	2,649	7,808
Recycling commodity	201	491
Electricity	71	211
Fuel surcharges and mandated fees	102	273

Total Company	$3,023	$8,783

Our revenues increased $212 million, or 7.0%, for the three months ended September 30, 2010 as compared with the prior year period; and $543 million, or 6.2%, for the nine months ended September 30, 2010 as compared with the prior year period. During the three- and nine-month periods, our current period revenue growth has been driven by (i) market factors, including higher recyclable commodity prices; foreign currency translation, which affects revenues from our Canadian operations; and higher diesel prices, which increase revenues provided by our fuel surcharge program; (ii) revenue growth from average yield on our collection and disposal operations; and (iii) acquisitions. Offsetting these revenue increases were revenue declines due to lower volumes, which have generally resulted from pricing competition and continued reductions in consumer and business spending, which results in less waste being generated.

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

Our revenue growth from collection and disposal average yield was $60 million, or 2.3% for the three months ended September 30, 2010 as compared with the prior year period; and $172 million, or 2.2% for the nine months ended September 30, 2010 as compared with the prior year period. Our revenue growth from collection and disposal average yield demonstrates our commitment to our pricing strategies despite the current economic environment. This increase in revenue from yield was primarily driven by our collection operations, which experienced yield growth in all lines of business and in every geographic operating Group. The increase in collection revenues due to pricing was partially offset by revenue declines from lower collection volumes during the three-month period; however, during the nine-month period, collection revenue declines from lower collection volumes more than offset the increase in collection revenues due to pricing. We have found that increasing our yield in today’s market is a challenge given the reduced volume levels resulting from the economic slowdown. However, revenue growth from yield on base business and a focus on controlling variable costs have provided margin improvements in our collection line of business. Additionally, a significant portion of our collection revenues is generated under long-term agreements with municipalities or similar local or regional authorities. These agreements generally tie pricing adjustments to inflation indices, which have been extremely low in recent periods. We consider all of these trends in executing our pricing strategies, but are committed to maintaining pricing discipline in order to improve yield on our base business.

Revenues from our environmental fee, which are included in average yield on collection and disposal, increased by $12 million for the three-month period and by $21 million for the nine-month period. These revenues were $69 million and $186 million during the three and nine months ended September 30, 2010, respectively, and $57 million and $165 million in the comparable prior year periods.

Recycling commodities — Increases in the prices of the recycling commodities we process resulted in an increase in revenues of $78 million for the three months ended September 30, 2010 and $340 million for the nine months ended September 30, 2010 as compared with the prior year periods. During the fourth quarter of 2008 and the first quarter of 2009, recycling commodity prices were sharply lower as a result of a significant decrease in the demand for commodities both domestically and internationally. However, since the first quarter of 2009, prices for recyclable commodities have increased significantly. For the first nine months of this year, overall commodity prices have increased approximately 68% as compared with the first nine months of last year.

Electricity — The changes in revenue from yield provided by our waste-to-energy business are largely due to fluctuations in rates we can receive for electricity under our power purchase contracts and in merchant transactions. In most of the markets in which we operate, electricity prices correlate with natural gas prices. For the nine months ended September 30, 2010, we experienced declines in revenue from yield at our waste-to-energy facilities of $7 million, due to the expiration of certain above-market contracts, resulting in greater exposure to market pricing. During the three and nine months ended September 30, 2010, approximately 46% of the electricity revenue at our waste-to-energy facilities was subject to current market rates, compared with 46% and 35% during the three and nine months ended September 30, 2009, respectively. Our waste-to-energy facilities’ exposure to market price volatility will continue to increase as additional long-term contracts expire; however, we are beginning to see an improvement in market pricing. In addition, we expect to increase hedging activities in the future to reduce our exposure to market volatility. For the three months ended September 30, 2010, we experienced increases in revenue from yield at our waste-to-energy facilities of $4 million as compared with the prior year period.

Fuel surcharges and mandated fees — Revenue predominantly generated by our fuel surcharge program increased by $11 million and $50 million during the three and nine months ended September 30, 2010, respectively. This increase is directly attributable to higher national average prices of diesel fuel that we use for our fuel surcharge program. The mandated fees included in this line item are primarily related to the pass-through to customers of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — Our revenue decline due to volume was $22 million, or 0.7%, and $250 million, or 2.8%, for the three and nine months ended September 30, 2010, respectively. This is a notable improvement in the rate of revenue decline from the prior-year period when revenue declines due to volume were $314 million, or 8.9%, and $878 million, or 8.6%, for the three and nine months ended September 30, 2009, respectively, and was also a sequential improvement compared with the second quarter of this year.

Volume declines are generally attributable to economic conditions, increased pricing, competition and recent trends of waste reduction and diversion by consumers. Additionally, we had certain infrequent items this year that affected our volumes, including severe weather conditions experienced during the first quarter, which lowered volumes, and oil spill clean-up activities along the Gulf Coast during the second and third quarters, which increased volumes.

Volume declines from our collection business accounted for $21 million and $195 million of the total volume-related revenue decline for the three and nine months ended September 30, 2010, respectively. Throughout 2010, we have experienced commercial and residential collection volume declines that we attribute to the overall weakness in the economy, as well as the effects of pricing and competition. Our industrial collection operations continue to be affected by the current economic environment due to the construction slowdown across the United States. The overall volume decline in the collection line of business was offset in part by an increase in volumes associated with oil spill clean-up activities along the Gulf Coast during the second and third quarters of this year.

For the nine months ended September 30, 2010, we experienced a $12 million decline in third party revenue due to lower volumes at our landfills primarily as a result of volume declines in our more economically-sensitive construction and demolition business, particularly in the first quarter of 2010, partially offset by an increase in special waste volumes. For the three-month period ended September 30, 2010, revenue from third party volumes at our landfills increased $13 million over the comparable prior-year period. The increase was principally due to higher special waste volumes in our Eastern, Midwest and Southern geographic Groups. This is the first quarter since the third quarter of 2008 in which we have seen a year-over-year increase in revenue from third-party volumes at our landfills. Additionally, our sequential year-over-year quarterly revenue declines due to lower volumes in the construction and demolition waste stream declined at a significantly less rapid pace. Lower third party volumes in our transfer station operations also caused revenue declines for the three- and nine-month periods, and can generally be attributed to economic conditions and the effects of pricing and competition.

We are pleased with the lessening rate of revenue decline due to lower volumes. However, (i) the continued weakness of the overall economic environment, particularly in the construction and demolition business, which tends to improve at a slower pace; (ii) recent trends of waste reduction and diversion by consumers; and (iii) pricing competition are presenting challenges to maintaining and growing volumes.

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

Operating Expenses

Our operating expenses increased by $150 million, or 8.1%, and $516 million, or 9.6%, when comparing the three and nine months ended September 30, 2010 with the comparable prior-year periods, respectively. Our operating expenses as a percentage of revenues increased from 61.4% in the third quarter of 2009 to 62.0% in the current quarter, and increased from 61.1% for the nine months ended September 30, 2009 to 63.1% for the nine months ended September 30, 2010. The increases in our operating expenses during the three and nine months ended

September 30, 2010, which were partially offset by the impact of continued volume declines, can largely be attributed to the following:

•	Higher market prices for recyclable commodities — Overall, market prices for recyclable commodities are approximately 68% higher than prior year levels on a year-to-date basis. The year-over-year increase is the result of the recovery in recyclable commodity prices from the near-historic lows reached in late 2008 and early 2009. This increase in market prices was the driver of the current quarter and year-to-date increases in cost of goods sold, primarily customer rebates, as presented in the table below and has also resulted in increased revenues and earnings this year.

•	Fuel cost increases — On average, diesel fuel prices increased 24% from $2.37 per gallon in the first nine months of 2009 to $2.94 per gallon in the first nine months of 2010. Higher fuel costs caused increases in both our direct fuel costs and in the fuel component of our subcontractor costs for the three and nine months ended September 30, 2010. The unfavorable impact of year-over-year increases in fuel prices on our operating costs is offset in part by increased revenues attributable to our fuel surcharge program.

•	Acquisitions and growth initiatives — We have experienced cost increases attributable to recently acquired businesses and, to a lesser extent, our various growth and business development initiatives. These cost increases have affected each of the operating cost categories identified in the table below.

•	Strengthening of the Canadian dollar — When comparing the average exchange rate for the three and nine months ended September 30, 2010 with the comparative 2009 periods, the Canadian rate strengthened by 6% and 13% respectively. The strengthening of the Canadian dollar increased our total operating expenses by $7 million and $45 million for the three and nine months ended September 30, 2010, respectively. Foreign currency translation has increased our expenses in all operating cost categories.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2010	2009	Change		2010	2009	Change

Labor and related benefits	$576	$566	$10	1.8%	$1,723	$1,688	$35	2.1%
Transfer and disposal costs	243	242	1	0.4	712	701	11	1.6
Maintenance and repairs	265	247	18	7.3	795	774	21	2.7
Subcontractor costs	217	180	37	20.6	577	530	47	8.9
Cost of goods sold	201	134	67	50.0	555	334	221	66.2
Fuel	122	110	12	10.9	366	297	69	23.2
Disposal and franchise fees and taxes	152	152	—	0.0	441	436	5	1.1
Landfill operating costs	73	64	9	14.1	248	151	97	64.2
Risk management	52	58	(6)	(10.3)	151	158	(7)	(4.4)
Other	105	103	2	1.9	315	298	17	5.7

	$2,006	$1,856	$150	8.1%	$5,883	$5,367	$516	9.6%

Significant changes in our operating expenses by category are discussed below:

•	Labor and related benefits — The year-to-date increase was due largely to $26 million in charges incurred by our Midwest Group as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an under-funded multi-employer pension plan, largely recognized during the first quarter of 2010. In the second quarter of 2009, we recognized a charge of $9 million related to bargaining unit employees in New Jersey agreeing to a similar proposal. Our 2010 expenses also increased as a result of (i) higher salaries and wages due to merit increases that were effective in July 2009 for hourly employees and in April 2010 for both salaried and hourly employees; (ii) additional expenses incurred for acquisitions and growth opportunities; and (iii) the strengthening Canadian dollar. These cost increases were offset, in part, by cost savings that have been achieved as volumes declined.

•	Maintenance and repairs — Increases in these costs during the three and nine months ended September 30, 2010 were primarily attributable to increased maintenance performed at our waste-to-energy facilities during the current year, which included (i) needed repairs and maintenance expense at a recently acquired facility in Portsmouth, Virginia; and (ii) accelerated maintenance expenses at certain of our waste-to-energy facilities.

•	Subcontractor costs — The current year increase in subcontractor costs is largely the result of oil spill clean-up activities along the Gulf Coast and is also attributable to the higher diesel fuel prices previously discussed. We incurred $32 million and $39 million of subcontractor costs during the three and nine months ended September 30, 2010, respectively, related to oil spill clean-up activities.

•	Cost of goods sold — The significant increase was from higher customer rebates as a result of the improvement in recycling commodity pricing discussed above.

•	Fuel — Higher direct costs for diesel fuel were due to an increase in market prices on a year-over-year basis of 13% and 24% for the three and nine months ended September 30, 2010.

•	Landfill operating costs — Increases in these costs in the current year were due, in part, to the recognition of net charges for estimates associated with environmental remediation liabilities of $13 million for two closed sites and $50 million for four closed sites during the three and nine months ended September 30, 2010, respectively. The Company recognized unfavorable remedial adjustments of a smaller magnitude during the three and nine months ended September 30, 2009.

Additionally, the increases were attributable to (i) the prior year recognition of favorable adjustments of $32 million during the nine months ended September 30, 2009 due to higher United States Treasury rates, which are used to estimate the present value of our environmental remediation obligations and recovery assets; and (ii) the current year recognition of unfavorable adjustments of $6 million and $14 million during the three and nine months ended September 30, 2010, respectively, due to the decreases in United States Treasury rates. During the first and second quarters of 2009, the discount rate used to estimate the present value of our environmental remediation obligations and recovery assets was increased from 2.25% to 2.75% and from 2.75% to 3.50%, respectively. During the second and third quarters of 2010, the applicable discount rate decreased from 3.75% to 3.00% and from 3.00% to 2.50%, respectively.

•	Other — The increase in costs when comparing the three and nine months ended September 30, 2010 with the comparable prior year amounts was attributable, in part, to (i) our various growth and business development initiatives, (ii) oil spill clean-up activities along the Gulf Coast, and (iii) recently acquired businesses. These cost increases were partially offset by (i) an increase in gains recognized from the sale of surplus real estate assets; (ii) the receipt of an insurance claim for business interruption and property damages in the third quarter of 2010 related to an outage resulting from the failure of a generator that occurred in the second quarter of 2010 at one of our waste-to-energy facilities; and (iii) gains recognized during the third quarter of 2010 associated with the reversal of certain contingent liabilities related to several recent acquisitions for which the contingency period has now lapsed.

Selling, General and Administrative

Our selling, general and administrative expenses increased by $30 million, or 8.8%, and $66 million, or 6.6%, when comparing the three and nine months ended September 30, 2010 with the comparable prior-year periods. The increases are largely due to (i) increased costs of $12 million and $40 million during the three- and nine-month periods, respectively, incurred to support our strategic plan to grow into new markets and provide expanded service offerings; and (ii) increased costs of $7 million and $16 million during the three- and nine-month periods, respectively, resulting from improvements we are making to our information technology systems. Our selling, general and administrative expenses as a percentage of revenues increased from 11.2% for the third quarter of 2009 to 11.4% for the third quarter of 2010, and were 11.4% for both the nine months ended September 30, 2009 and 2010.

The following table summarizes the major components of our selling, general and administrative costs for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2010	2009	Change		2010	2009	Change

Labor and related benefits	$220	$194	$26	13.4%	$630	$576	$54	9.4%
Professional fees	46	44	2	4.5	129	122	7	5.7
Provision for bad debts	11	10	1	10.0	33	42	(9)	(21.4)
Other	92	91	1	1.1	273	259	14	5.4

	$369	$339	$30	8.8%	$1,065	$999	$66	6.6%

Labor and related benefits — In 2010, our labor and related benefits costs have increased due to (i) higher salaried and hourly wages from our growth initiatives and annual merit increases; (ii) higher non-cash compensation costs incurred for equity awards granted under our long-term incentive plans during the first half of 2010; (iii) increased contract labor costs as a result of our current focus on optimizing our information technology systems; (iv) increased severance costs; and (v) an increase in bonus expense in the third quarter of 2010. In the second quarter of 2009, all of the compensation costs previously recognized for our 2008 performance share units were reversed based on a determination at that point in time that it was no longer probable that the targets established for that award would be met, which is a contributing factor to the increase in non-cash compensation costs. Additionally, stock option equity awards granted during the first quarter of 2010 provide for continued vesting for three years following an employee’s retirement. Because retirement-eligible employees are not required to provide any future service to vest in these awards, we recognized all of the compensation expense associated with their awards immediately. We did not incur similar charges in the prior year because this retirement provision was not included in any of the equity awards that were granted in 2009.

Professional fees — Changes in our professional fees are attributed to current period increases in consulting fees for both the three- and nine-month periods, driven primarily by improvements we are making to our information technology systems and our strategic plan to grow into new markets and provide expanded service offerings; offset largely by (i) higher costs during 2009 related to our efforts to expand our waste-to-energy business in China, Europe and the United States; and (ii) a reduction in legal fees for the three and nine months ended September 30, 2010 as compared with the respective prior year periods.

Provision for bad debts — Our provision for bad debts for the nine months ended September 30, 2009, and particularly for the three months ended March 31, 2009, was significantly higher than what we generally recognize due to the Company’s assessment in 2009 of the weak economic and market environment and the resulting impacts on our collection risk. We believe those risks have moderated. Accordingly, our provision for bad debts recognized for the nine months ended September 30, 2010 is significantly lower than the prior year period. Additionally, the reduction in our provision for bad debts reflects management’s continued focus on the collection of our receivables.

Other — We experienced current year increases in our (i) marketing and advertising costs, due in part to our strategic plan to grow into new markets and provide expanded service offerings, and (ii) computer costs, due in part to improvements we are making to our information technology systems. These increases were offset partially by favorable litigation settlements, primarily in the third quarter of 2010.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization costs for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2010	2009	Change		2010	2009	Change

Depreciation of tangible property and equipment	$195	$194	$1	0.5%	$586	$585	$1	0.2%
Amortization of landfill airspace	112	100	12	12.0	301	288	13	4.5
Amortization of intangible assets	10	7	3	42.9	30	19	11	57.9

	$317	$301	$16	5.3%	$917	$892	$25	2.8%

The increase in amortization expense of landfill airspace is largely due to adjustments to the amortization rates at various landfill sites. These adjustments were principally attributable to increases in cost estimates. The increase in amortization expense of intangible assets is due to our focus on the growth and development of our business through acquisitions and other investments. The current year increases are primarily related to the amortization of definite-lived operating permits acquired by our Healthcare Solutions operations and customer lists acquired by our Southern and Midwest Groups.

Restructuring

In January 2009, we took steps to streamline our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with the remainder of our solid waste business; and (iii) realigning our corporate organization with this new structure in order to provide support functions more efficiently.

This reorganization eliminated over 1,500 employee positions throughout the Company. During the three and nine months ended September 30, 2009, we recognized $3 million and $46 million, respectively, of pre-tax restructuring charges associated with this reorganization, of which $2 million and $40 million, respectively, were related to employee severance and benefit costs. During the remainder of 2009, we incurred an additional $4 million of pre-tax restructuring charges associated with this reorganization, of which $1 million was related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

For the nine months ended September 30, 2010, we recognized $1 million of income related to the reversal of pre-tax restructuring charges. Through September 30, 2010, we have paid approximately $38 million of the employee severance and benefit costs incurred as a result of this restructuring. The length of time we are obligated to make severance payments varies, with the longest obligation continuing through the fourth quarter of 2010.

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

We filed a lawsuit in March 2008 related to the revenue management software implementation that was suspended in 2007 and abandoned in 2009. In April 2010, we settled the lawsuit and received a one-time cash payment. The settlement, included in “(Income) expense from divestitures, asset impairments and unusual items,” resulted in an increase in income from operations for the nine months ended September 30, 2010 of $77 million.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three- and nine-month periods ended September 30 and provides explanations of significant factors contributing to the identified variances (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2010	2009	Change		2010	2009	Change

Reportable segments:
Eastern	$138	$138	$—	0.0%	$390	$349	$41	11.7%
Midwest	149	126	23	18.3	372	327	45	13.8
Southern	218	193	25	13.0	624	581	43	7.4
Western	146	141	5	3.5	416	415	1	0.2
Wheelabrator	67	74	(7)	(9.5)	150	167	(17)	(10.2)
Other	(38)	(32)	(6)	18.8	(93)	(91)	(2)	2.2

	680	640	40	6.3	1,859	1,748	111	6.4
Corporate and Other	(136)	(115)	(21)	18.3	(317)	(317)	—	0.0

Total	$544	$525	$19	3.6%	$1,542	$1,431	$111	7.8%

Reportable Segments — During the three and nine months ended September 30, 2010, the results of operations of each of our geographic Groups improved as a result of the following:

•	a significant year-over-year improvement in market prices for recyclable commodities;

•	revenue growth from yield on our base business; and

•	the accretive benefits of recent acquisitions.

These improvements in the geographic Groups’ 2010 results were offset, in part, by a decrease in income from operations caused by the following:

•	continued volume declines due to economic conditions, increased pricing, competition, recent trends of waste reduction, waste diversion by consumers and severe winter weather experienced during the first quarter of 2010;

•	increasing direct and indirect costs for diesel fuel, which have outpaced the related revenue growth from our fuel surcharge program;

•	higher salaries and wages due to annual merit increases that were effective in July 2009 for hourly employees and in April 2010 for both salaried and hourly employees; and

•	increased overtime and landfill operating costs due to severe winter weather experienced during the first quarter of 2010.

Although each of the geographic Groups have been significantly affected by the above items, our Eastern and Midwest Groups saw much more significant 2010 earnings growth than our Southern and Western Groups largely because (i) the slowdown in construction activities, which has driven our industrial collection volume declines, is more significant in the Southern and Western portions of the United States; (ii) recycling activities are less prevalent in the South, which made that Group’s earnings growth from recyclable commodity price recovery in the current year less significant; (iii) a more significant portion of the Western Group’s collection revenues are subject to long-term franchise agreements that tie pricing adjustments to inflation indices, which have been extremely low, and in some cases negative, in recent periods; and (iv) the Western Group has experienced more significant volume declines, particularly in the economically-sensitive special waste business where volumes have shown year-over-year improvement in our other geographic Groups.

The comparability of each of our geographic Groups’ operating results for the periods was also affected by (i) the restructuring charges we recognized during the three and nine months ended September 30, 2009; and (ii) a significantly higher provision for bad debts during 2009 due to the economic and market conditions at that time.

Other significant items affecting the comparability of our Groups’ results of operations for the three and nine-month periods ended September 30, 2010 and 2009 are summarized below:

Eastern — During the second quarter of 2009, the Group recognized a charge of $9 million related to employees of a bargaining unit in New Jersey agreeing to our proposal to withdraw them from an under-funded, multi-employer pension plan.

Midwest — The income from operations of our Midwest Group for the nine months ended September 30, 2010 was significantly affected by the recognition of charges of $26 million as a result of employees of five bargaining units in Michigan and Ohio agreeing to our proposal to withdraw them from an under-funded, multi-employer pension plan.

Southern — Additional volumes from oil spill clean-up activities along the Gulf Coast favorably impacted the Group’s income from operations for the three and nine months ended September 30, 2010 by $14 million and $20 million, respectively. The operating results for the nine months ended September 30, 2009 were negatively affected by (i) a $7 million increase in landfill amortization expense and environmental remediation operating costs during the second quarter of 2009 that resulted from changes in certain estimates related to final capping, closure, post-closure and remedial obligations; and (ii) the recognition of a $2 million impairment charge during the second quarter of 2009 due to a change in the expectations for the operating life of a landfill.

Western — Favorably affecting the comparison of the first nine months of 2010 with the respective prior-year period was the recognition of several adjustments resulting from changes in estimates associated with our obligations for landfill final capping, closure and post-closure. These adjustments were primarily related to a closed landfill in Los Angeles, California for which the Group recognized $7 million of additional landfill amortization expense during the third quarter of 2009.

Wheelabrator  — The decrease in the income from operations of our Wheelabrator Group for the nine months ended September 30, 2010 as compared to the respective prior year period was driven by (i) changes in contracts at two of our facilities that increased our exposure to current energy market prices; and (ii) an increase in maintenance-related outages as compared with the prior year, which resulted in decreased electricity generation and increased plant maintenance costs. These increases are attributable in part to needed repair and maintenance expenses at our facility in Portsmouth, Virginia that we acquired in April 2010, and to accelerated maintenance expenses at certain of our facilities. These unfavorable items were partially offset by the favorable impact of (i) expenses associated with international and domestic business development activities that did not recur this year; and (ii) increased revenues from the sale of metals.

The decrease in the income from operations of our Wheelabrator Group for the three months ended September 30, 2010 as compared to the respective prior year period was driven by the factors discussed above and offset partially by (i) the favorable impact of higher energy market prices during the current quarter as compared with the third quarter of 2009; (ii) the favorable impact from receipt of an insurance claim for business interruption and property damages during the third quarter of 2010 associated with an outage at one of our facilities from May 2 to August 4, 2010 as a result of a generator failure.

Significant items affecting the comparability of the remaining components of our results of operations for the three-and nine-month periods ended September 30, 2010 and 2009 are summarized below:

Other — The changes in operating results for our “Other” businesses during the three and nine months ended September 30, 2010 are the result of (i) improvements in our recycling brokerage business as a result of higher recycling commodity prices so far this year and (ii) the unfavorable effect of additional costs in the current year to support the Company’s strategic plan to grow into new markets and provide expanded service offerings.

Corporate and Other — Significant items affecting the comparability of expenses are as follows:

•	a benefit of $126 million associated with the revenue management software implementation that was suspended in 2007 and abandoned in 2009, comprised of (i) a current year benefit of $77 million resulting from a one-time cash payment from a litigation settlement that occurred in April 2010 and (ii) a $49 million charge recognized in the prior year for the abandonment of the licensed software;

•	the recognition of net charges of $50 million during the nine months ended September 30, 2010 for estimates associated with environmental remediation liabilities at four closed sites;

•	the prior year recognition of favorable adjustments of $32 million due to increases in United States Treasury rates, which are used to estimate the present value of our environmental remediation obligations and recovery assets. During the first quarter of 2009, the discount rate used was increased from 2.25% to 2.75% and during the second quarter of 2009, the discount rate used was increased from 2.75% to 3.50%; and

•	the current year-to-date recognition of unfavorable adjustments of $13 million due to the decrease in United States Treasury rates. The discount rate used to estimate the present value of our environmental remediation obligations and recovery assets was decreased from 3.75% to 3.00% and 3.00% to 2.50% during the second and third quarters of 2010, respectively.

Further impacting the comparison of the current year results with the prior year are (i) prior year restructuring charges; (ii) current year cost increases related to our equity compensation, consulting fees and bonus expense; and (iii) a favorable litigation settlement during the third quarter of 2010.

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

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
		Landfill Gas-	Growth			Landfill Gas-	Growth
	Wheelabrator	to-Energy(a)	Opportunities(b)	Total	Wheelabrator	to-Energy(a)	Opportunities(b)	Total

Operating revenues (including intercompany)	$237	$32	$—	$269	$660	$91	$—	$751
Costs and expenses:
Operating	129	14	—	143	391	36	1	428
Selling, general & administrative	17	—	2	19	50	2	3	55
Depreciation and amortization	24	6	—	30	69	17	—	86

	170	20	2	192	510	55	4	569

Income (loss) from operations	$67	$12	$(2)	$77	$150	$36	$(4)	$182

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

Interest Expense

Our interest expense was $126 million and $354 million for the three and nine months ended September 30, 2010, respectively, compared with $104 million and $316 million for the three and nine months ended September 30, 2009, respectively. The significant increase in our interest expense in 2010 is primarily due to (i) higher average debt balances, the incremental portion of which have generally been incurred to support our strategic plans, (ii) significantly higher costs related to the execution and maintenance of our revolving credit facility and (iii) a decrease in benefits to interest expense provided by our active interest rate swaps as a result of our election to terminate swaps with a notional amount of $350 million in December 2009 and the scheduled maturity of interest rate swaps with a notional amount of $600 million in August 2010. These increases in interest expense were offset, in part, by a decline in market interest rates, which has reduced the interest costs of our Canadian credit facility and our tax-exempt borrowings.

Interest Income

Interest income was $1 million and $3 million for the three and nine months ended September 30, 2010 compared with $3 million and $10 million for the three and nine months ended September 30, 2009, respectively. The decrease in interest income is primarily related to a decline in market interest rates. Although our average cash and cash equivalents balances have increased year-over-year, record-low short-term interest rates have resulted in insignificant interest being generated on current balances.

Provision for Income Taxes

We recorded a provision for income taxes of $153 million during the third quarter of 2010, representing an effective tax rate of 37.3%, compared with a provision for income taxes of $133 million during the third quarter of 2009, representing a 31.2% effective tax rate. Our effective tax rate for the nine months ended September 30, 2010 was 39.8% compared with 35.2% for the nine months ended September 30, 2009.

The increase in our provision for income taxes when comparing the three months ended September 30, 2010, with the comparable prior year period is due to (i) adjustments recorded in each year relating to the finalization of tax returns, which increased our provision for income taxes by $4 million in 2010 and decreased our provision for income taxes by $11 million in 2009; (ii) tax audit settlements, which reduced our provision for income taxes by $2 million in 2010 and by $9 million in 2009; (iii) a $5 million benefit in 2009 related to the utilization of state net operating loss carry-forwards; and (iv) an increase in our effective state and local tax rate in 2010. The year-over-year increase in the third quarter resulting from these items was partially offset by the favorable impact of federal low-income housing tax credits in 2010 and an unfavorable adjustment in 2009 related to our net accumulated state deferred tax liabilities. In addition to the above, the increase in our provision for income taxes for the nine months ended September 30, 2010, as compared with the comparable prior year period, is due to a $37 million increase in our provision during the second quarter of 2010 for state deferred income taxes to reflect the impact of changes in the estimated tax rate at which existing temporary differences will be realized.

Our investment in federal low-income housing reduced our provision for income taxes by $7 million and $18 million for the three and nine months ended September 30, 2010, respectively. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to our federal low-income housing investment.

The Small Business Jobs Act, signed into law in September 2010, includes a provision extending bonus depreciation for assets placed in service in 2010. The acceleration of deductions on current year capital expenditures will have no impact on our effective tax rate but is expected to reduce our 2010 cash taxes by approximately $60 million. The current year cash tax benefit will result in increased cash taxes in future periods when the deduction for these capital expenditures would have otherwise been realized.

The Patient Protection and Affordable Care Act, which was signed into law in March 2010, includes a provision that eliminates the tax deductibility of retiree health care costs to the extent that retiree prescription drug benefits are reimbursed under Medicare Part D coverage. Although this provision of the Act does not take effect until 2013, we were required to recognize the full accounting impact of the change in law on our deferred tax assets during the first quarter of 2010, the period in which the law was enacted. The remeasurement of our deferred tax assets did not affect our financial position or results of operations as of or for the three and nine months ended September 30, 2010.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $14 million and $36 million for the three and nine months ended September 30, 2010, respectively, compared with $15 million and $50 million for the three and nine months ended September 30, 2009, respectively. The comparison of these amounts for the reported periods has been affected by (i) our January 2010 acquisition of a controlling financial interest in a portable self-storage business; and (ii) the deconsolidation of certain capping, closure, post-closure and environmental remediation trusts as a result of our implementation of authoritative accounting guidance, effective January 1, 2010, associated with variable interest entities.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of September 30, 2010 and December 31, 2009 (in millions):

	September 30,	December 31,
	2010	2009

Cash and cash equivalents	$550	$1,140

Restricted trust and escrow accounts:
Tax-exempt bond funds	$26	$65
Capping, closure, post-closure and environmental remediation funds(a)	124	231
Other	9	10

Total restricted trust and escrow accounts	$159	$306

Debt:
Current portion of long-term debt	$161	$749
Long-term debt, less current portion	8,798	8,124

Total long-term debt	$8,959	$8,873

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$100	$91

(a)	The decrease in restricted trust and escrow accounts from December 31, 2009 is due to our implementation of revised accounting guidance related to the consolidation of variable interest entities. Effective January 1, 2010, we were required to deconsolidate trusts for which power over significant activities is shared, which reduced our restricted trust and escrow accounts by $109 million. Beginning in 2010, our interests in these variable interest entities have been accounted for as investments in unconsolidated entities and receivables. The fair value of our investments and related receivables in these entities was $113 million as of September 30, 2010. These amounts are recorded in “Other receivables” and as long-term “Other assets” in our Condensed Consolidated Balance Sheet.

As of September 30, 2010, we had $477 million of debt maturing within twelve months, including U.S. $208 million under our Canadian credit facility and $147 million of 7.65% senior notes that mature in March 2011. The amount reported as the current portion of long-term debt as of September 30, 2010 excludes $316 million of these scheduled repayments because we have the intent and ability to refinance portions of our current maturities on a long-term basis.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine-month periods ended September 30 (in millions):

	Nine Months
	Ended
	September 30,
	2010	2009

Net cash provided by operating activities	$1,653	$1,642

Net cash used in investing activities	$(1,175)	$(830)

Net cash used in financing activities	$(1,069)	$(683)

Net Cash Provided by Operating Activities — We generated $1,653 million of cash flows from operating activities during the nine-month period ended September 30, 2010, compared with $1,642 million during the nine-month period ended September 30, 2009. The $11 million increase was driven principally by (i) an increase in income from operations, primarily attributable to a favorable cash benefit of $77 million resulting from a litigation settlement in April 2010; (ii) a $65 million federal tax refund in the third quarter of 2010 related to the liquidation of a foreign subsidiary in 2009; and (iii) prior year payments of $32 million related to severance and benefit costs associated with our January 2009 restructuring. The increases were largely offset by an increase in income tax payments of $45 million and an increase in our trade receivables due to seasonal trends, which were not as significant in 2009.

Net Cash Used in Investing Activities — During the first nine months of 2010, net cash used in investing activities was $1,175 million, compared with $830 million during the first nine months of 2009. The most significant items affecting the comparison of our investing cash flows for the nine-month periods ended September 30, 2010 and 2009 are summarized below:

•	Investments in unconsolidated entities — We made $162 million of cash investments in unconsolidated entities during the first nine months of 2010. These cash investments were primarily related to a $142 million payment made to acquire a 40% equity investment in Shanghai Environment Group (“SEG”), a subsidiary of Shanghai Chengtou Holding Co., Ltd. As a joint venture partner in SEG, we will participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG will also focus on building new waste-to-energy facilities in China.

•	Capital expenditures — We spent $737 million during the first nine months of 2010 for capital expenditures compared with $823 million in the first nine months of 2009, a decrease of $86 million. The decrease can generally be attributed to timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $145 million of our fourth quarter 2009 spending was paid in cash in 2010 compared with approximately $245 million of our fourth quarter 2008 spending that was paid in the first quarter of 2009.

•	Acquisitions — Our spending on acquisitions increased from $127 million for the nine months ended September 30, 2009 to $343 million for the nine months ended September 30, 2010. During the second quarter of 2010, we paid approximately $150 million to acquire a waste-to-energy facility in Portsmouth, Virginia. We continue to focus on accretive acquisitions and growth opportunities that will contribute to improved future results of operations and enhance and expand our existing service offerings.

•	Net receipts from restricted funds — Net funds received from our restricted trust and escrow accounts contributed $36 million to our investing activities in the first nine months of 2010 compared with $98 million in the first nine months of 2009. The year-over-year decrease in cash received from our restricted trust and escrow accounts is due to a decrease in tax-exempt borrowings.

Net Cash Used in Financing Activities — Net cash used in financing activities was $1,069 million for the nine months ended September 30, 2010, compared with $683 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the nine-month periods ended September 30, 2010 and 2009 are summarized below:

•	Share repurchases and dividend payments — We repurchased 13.4 million shares of our common stock for $445 million during the first nine months of 2010. Approximately $2 million of our third quarter 2010 share repurchases was paid in October 2010. In the latter part of 2008, we determined that, given the state of the financial markets and the economy, it would be prudent to temporarily suspend our share repurchases. Accordingly, we did not repurchase any shares of our common stock during the first half of 2009. After assessing the stabilization of the capital markets and economic conditions, we resumed our share repurchases in the third quarter of 2009 and repurchased $2.4 million shares of our common stock for $70 million. Approximately $5 million of our third quarter 2009 share repurchases was paid in October 2009.

We paid $454 million in aggregate cash dividends during the nine months ended September 30, 2010, compared with $428 million in the comparable 2009 period. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.29 in 2009 to $0.315 in 2010 and additional common stock outstanding from our equity-based compensation programs, offset in part by a reduction in our common stock outstanding as a result of our share repurchase program.

Share repurchases during the remainder of 2010 will be made at the discretion of management, and the Board of Directors will declare dividends at their discretion, with any decisions dependent on various factors, including our net earnings, financial condition, cash required for future acquisitions and other factors the Board may deem relevant.

•	Debt borrowings and repayments — The following summarizes our most significant cash borrowings and debt repayments made during each period (in millions):

	Nine Months
	Ended
	September 30,
	2010	2009

Borrowings:
Canadian credit facility	$183	$233
Senior notes	592	793

	$775	$1,026

Repayments:
Revolving credit facility	$—	$(310)
Canadian credit facility	(236)	(244)
Senior notes	(600)	(500)
Tax exempt bonds	(52)	(65)
Tax exempt project bonds	—	(2)
Capital leases and other debt	(44)	(21)

	$(932)	$(1,142)

Net borrowings (repayments)	$(157)	$(116)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•	Other — Net cash used in other financing activities was $17 million during the first nine months of 2010 compared with $51 million in the comparable prior year period. In 2010, these activities primarily related to $13 million of financing costs paid to execute our new $2.0 billion revolving credit facility. In 2009, the significant use of cash was driven by changes in our accrued liabilities for checks written in excess of cash balances due to the timing of cash deposits or payments.

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 8 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2010 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

While inflationary increases in costs, including the cost of diesel fuel, have affected our operating margins in recent periods, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, a significant portion of our collection revenues are generated under long-term franchise agreements with municipalities or similar local or regional authorities. These agreements generally provide for price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of September 30, 2010, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2010. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes common stock repurchases made during the third quarter of 2010:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

July 1 — 31	2,136,700	$32.75	2,136,700	$478 Million
August 1 — 31	1,302,601	$33.74	1,302,601	$434 Million
September 1 — 30	983,800	$34.58	983,800	$401 Million

Total	4,423,101	$33.45	4,423,101

(a)	This amount represents the weighted average price paid per share and includes a per share commission paid for all repurchases.

(b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided net of the $454 million of dividends declared and paid in 2010. However, this amount does not include the impact of dividend payments we expect to make throughout the remainder of 2010 as a result of future dividend declarations. The approximate maximum dollar value of shares that may yet be purchased under the program is not necessarily an indication of the amount we intend to repurchase during the remainder of the year.

Item 6.	Exhibits.

Exhibit
No.			Description

31.1		—	Certification Pursuant to Rule 13a — 14(a) and 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.
31.2		—	Certification Pursuant to Rule 13a — 14(a) and 15d — 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1		—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.
32.2		—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
101	.INS	—	XBRL Instance Document
101	.SCH	—	XBRL Taxonomy Extension Schema Document
101	.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: October 28, 2010