Form 10-K
period 2010-12-31
WASTE MANAGEMENT INC
filed 2011-02-17
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2010 was approximately $15.0 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 10, 2011 was 475,487,984 (excluding treasury shares of 154,794,477).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business.

General

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; Waste Management’s wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management or its subsidiaries are the primary beneficiary as described in Note 20 to the Consolidated Financial Statements. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

WM was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, the Illinois-based waste services company formerly known as Waste Management, Inc. became a wholly-owned subsidiary of WM and changed its name to Waste Management Holdings, Inc. (“WM Holdings”). At the same time, our parent holding company changed its name from USA Waste Services to Waste Management, Inc. Like WM, WM Holdings is a holding company and all operations are conducted by subsidiaries. For detail on the financial position, results of operations and cash flows of WM, WM Holdings and their subsidiaries, see Note 23 to the Consolidated Financial Statements.

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

We are the leading provider of comprehensive waste management services in North America. Our subsidiaries provide collection, transfer, recycling, and disposal services. We are also a leading developer, operator and owner of waste-to-energy and landfill gas-to-energy facilities in the United States. Our customers include residential, commercial, industrial and municipal customers throughout North America. During 2010, our largest customer represented approximately 2% of annual revenues. We employed approximately 42,800 people as of December 31, 2010.

Through our core waste management services, we own or operate 271 landfill sites, which is the largest network of landfills in our industry. In order to make disposal more practical for larger urban markets, where the distance to landfills or waste-to-energy facilities is typically farther, we manage 294 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy. One method we use involves recovering the naturally occurring gas in landfills for use in the generation of electricity. We also use waste to create energy through a highly efficient combustion process. Our waste-to-energy subsidiary, Wheelabrator Technologies Inc., operates 22 plants that produce clean, renewable energy. We are a leading recycler in North America, handling materials that include paper, cardboard, glass, plastic, metal and electronics. Through our recycling operations, we provide cost-efficient, environmentally sound programs for municipalities, businesses and households across the U.S. and Canada. In addition to traditional waste operations, we are also expanding to increase the service offerings we provide for our customers.

Our Company’s goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders, and achievement of our goals is intended to meet the needs of a changing industry. The waste industry continues to confront significant changes. In recent years landfill volumes have declined, and customers are increasingly using alternatives to traditional disposal, such as recycling and composting, while also working to reduce the waste they generate. Accomplishment of our goals will grow our Company and allow us to meet the needs of our customers and communities as they, too, Think Green®. We believe that helping our customers achieve their environmental goals will enable us to achieve profitable growth.

Our strategic focus is centered on three long-term goals: know more about our customers and how to service them than anyone else; use conversion and processing technology to extract more value from the materials we manage; and continuously improve our operational efficiency. We intend to pursue achievement of our long-term goals in the short-term through efforts to:

•	Grow our markets by implementing customer-focused growth, through customer segmentation and through strategic acquisitions, while maintaining our pricing discipline and increasing the amount of recyclable materials we handle each year;

•	Grow our customer loyalty, in part through the use of enabling technologies;

•	Grow into new markets by investing in greener technologies; and

•	Pursue initiatives that improve our operations and cost structure.

We believe that execution of our strategy, including making the investments required by our strategy, will provide long-term value to our stockholders. In addition, we intend to continue to return value to our stockholders through common stock repurchases and dividend payments. In December 2010, we announced that our Board of Directors expects that quarterly dividend payments will be increased to $0.34 per share in 2011, which is an 8% increase from the quarterly dividend we paid in 2010. This will result in an increase in the amount of free cash flow that we expect to pay out as dividends for the eighth consecutive year and is an indication of our ability to generate strong and consistent cash flows. All quarterly dividends will be declared at the discretion of our Board of Directors.

Operations

General

We manage and evaluate our principal operations through five Groups. Our four geographic operating Groups, comprised of our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants, or IPPs. We also provide additional services that are not managed through our five Groups, as described below. These operations are presented in this report as “Other.”

The table below shows the total revenues (in millions) contributed annually by each of our Groups, or reportable segments, in the three-year period ended December 31, 2010. More information about our results of operations by reportable segment is included in Note 21 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report.

	Years Ended December 31,
	2010	2009	2008

Eastern	$2,943	$2,960	$3,319
Midwest	3,048	2,855	3,267
Southern	3,461	3,328	3,740
Western	3,173	3,125	3,387
Wheelabrator	889	841	912
Other	963	628	897
Intercompany	(1,962)	(1,946)	(2,134)

Total	$12,515	$11,791	$13,388

The services we provide include collection, landfill (solid and hazardous waste landfills), transfer, waste-to-energy facilities and independent power production plants, recycling and other services, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years indicated:

	Years Ended December 31,
	2010	2009	2008

Collection	$8,247	$7,980	$8,679
Landfill	2,540	2,547	2,955
Transfer	1,318	1,383	1,589
Wheelabrator	889	841	912
Recycling	1,169	741	1,180
Other	314	245	207
Intercompany	(1,962)	(1,946)	(2,134)

Total	$12,515	$11,791	$13,388

Collection.  Our commitment to customers begins with a vast waste collection network. Collection involves picking up and transporting waste and recyclable materials from where it was generated to a transfer station, material recovery facility (“MRF”) or disposal site. We generally provide collection services under one of two types of arrangements:

•	For commercial and industrial collection services, typically we have a three-year service agreement. The fees under the agreements are influenced by factors such as collection frequency, type of collection equipment we furnish, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of the service, we provide steel containers to most customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers and the restrictions of their communities. Many are designed to be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.

•	For most residential collection services, we have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of three to five years. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

Landfill.  Landfills are the main depositories for solid waste in North America. At December 31, 2010, we owned or operated 266 solid waste landfills, which represents the largest network of landfills in North America. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing the cap of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

All solid waste management companies must have access to a disposal facility, such as a solid waste landfill. The significant capital requirements of developing and operating a landfill serve as a barrier to landfill ownership and, as a result, third-party haulers often dispose of waste at our landfills. It is usually preferable for our collection operations to use disposal facilities that we own or operate, a practice we refer to as internalization, rather than using third-party disposal facilities. Internalization generally allows us to realize higher consolidated margins and stronger operating cash flows. The fees charged at disposal facilities, which are referred to as tipping fees, are based on several factors, including competition and the type and weight or volume of solid waste deposited.

We also operate five secure hazardous waste landfills in the United States. Under environmental laws, the federal government (or states with delegated authority) must issue permits for all hazardous waste landfills. All of our hazardous waste landfills have obtained the required permits, although some can accept only certain types of hazardous waste. These landfills must also comply with specialized operating standards. Only hazardous waste in a stable, solid form, which meets regulatory requirements, can be deposited in our secure disposal cells. In some cases, hazardous waste can be treated before disposal. Generally, these treatments involve the separation or removal of solid materials from liquids and chemical treatments that transform waste into inert materials that are no longer hazardous. Our hazardous waste landfills are sited, constructed and operated in a manner designed to provide long-term containment of waste. We also operate a hazardous waste facility at which we isolate treated hazardous waste in liquid form by injection into deep wells that have been drilled in certain acceptable geologic formations far below the base of fresh water to a point that is safely separated by other substantial geological confining layers.

Transfer.  At December 31, 2010, we owned or operated 294 transfer stations in North America. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

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

Wheelabrator.  As of December 31, 2010, we owned or operated 17 waste-to-energy facilities and five independent power production plants which are located in the Northeast, in the Mid-Atlantic, and in Florida, California and Washington.

At our waste-to-energy facilities, solid waste is burned at high temperatures in specially designed boilers to produce heat that is converted into high-pressure steam. As of December 31, 2010, our waste-to-energy facilities were capable of processing up to 22,300 tons of solid waste each day. In 2010, our waste-to-energy facilities received and processed 7.5 million tons of solid waste, or approximately 20,700 tons per day.

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

We generate steam at our waste-to-energy and IPP facilities for the production of electricity. We sell the electricity produced at our facilities into wholesale markets, which include investor-owned utilities, power marketers and regional power pools. Some of our facilities also sell steam directly to end users. Fees charged for electricity and steam at our waste-to-energy facilities and IPPs have generally been subject to the terms and conditions of long-term contracts that include interim adjustments to the prices charged for changes in market conditions such as inflation, electricity prices and other general market factors. During 2010 and 2009, several of our long-term energy contracts and short-term pricing arrangements expired, significantly increasing our waste-to-energy revenues’ exposure to volatility attributable to changes in market prices for electricity, which generally correlate with fluctuations in natural gas prices in the markets in which we operate. Our market-price volatility will continue to increase as additional long-term contracts expire. We use short-term “receive fixed, pay variable” electricity commodity swaps to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. Refer to the Quantitative and Qualitative Disclosures About Market Risk section of this report for additional information about the Company’s current considerations related to the management of this market exposure.

We continue to look at opportunities to expand our waste-to-energy business. In 2010, we made two investments which increased the total assets of our Wheelabrator Group by $318 million for the year ended December 31, 2010. In the first quarter of 2010, we paid $142 million to acquire a 40% equity investment in Shanghai Environment Group (“SEG”), a subsidiary of Shanghai Chengtou Holding Co., Ltd. As a joint venture partner in SEG, we will participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG will also focus on building new waste-to-energy facilities in China. As of December 31, 2010, SEG owned and operated two waste-to-energy facilities, five landfills and five transfer stations. An additional five waste-to-energy facilities were under construction. Our share of SEG’s earnings are included in “Equity in net losses in unconsolidated entities” in our Consolidated Statement of Operations. In the second quarter of 2010, we paid $150 million for the acquisition of a waste-to-energy facility in Portsmouth, Virginia. Additionally, Wheelabrator is actively pursuing development projects with industry partners and pursuing other opportunities to provide waste-to-energy services in the United Kingdom.

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

Materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. We operate 98 MRFs where paper, cardboard, metals, plastics, glass, construction and demolition materials and other recyclable commodities are recovered for resale. We also operate nine secondary processing facilities where recyclable materials can be further processed into raw products used in the manufacturing of consumer goods. Materials processing services include data destruction and automated color sorting.

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

Some of the recyclable materials processed in our MRFs are purchased from various sources, including third parties and our own operations. The cost per ton of material purchased is based on market prices and the cost to transport the processed goods to our customers to whom we sell such materials. The price we pay for recyclable materials is often referred to as a “rebate.” Rebates generally are based upon the price we receive for sales of processed goods and on market conditions, but in some cases are based on fixed contractual rates or on defined minimum per-ton rates. As a result, changes in commodity prices for recycled fiber can significantly affect our revenues, the rebates we pay to our suppliers and our operating income and margins.

Other.  Other services not managed within our Groups include the following:

We provide recycling brokerage services, which includes managing the marketing of recyclable materials for third parties. The experience of our recycling operations in managing recyclable commodities for our own operations gives us the expertise needed to effectively manage volumes for third parties. Utilizing the resources and knowledge of our recycling operations’ service centers, we can assist customers in marketing and selling their recyclable commodities with little to no capital requirements. We also provide electronics recycling. We recycle discarded computers, communications equipment, and other electronic equipment. Services include the collection, sorting and disassembling of electronics in an effort to reuse or recycle all collected materials. In recent years, we have teamed with major electronics manufacturers to offer comprehensive “take-back” programs of their products to assist the general public in disposing of their old electronics in a convenient and environmentally safe manner.

We provide sustainability services to businesses through our Upstream® and Green Squad® organizations. This includes in-plant services, where our employees work full-time inside our customers’ facilities to provide full-service waste management solutions and consulting services. Our vertically integrated waste management operations enable us to provide customers with full management of their waste. The breadth of our service offerings and the familiarity we have with waste management practices gives us the unique ability to assist customers in minimizing waste they generate, identifying recycling opportunities and determining the most efficient means available for waste collection and disposal.

We develop, operate and promote projects for the beneficial use of landfill gas through our Waste Management Renewable Energy Program. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The EPA endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. At December 31, 2010, landfill gas beneficial use projects were producing commercial quantities of methane gas at 127 of our solid waste landfills. At 97 of these landfills, the processed gas is delivered to electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. At 21 landfills, the gas is delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. At nine landfills, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers.

Our WM Healthcare Solutions subsidiary offers integrated medical waste services for healthcare facilities, pharmacies and individuals. We provide full-service solutions to facilities to assist them in best practices, identifying waste streams and proper disposal. Our healthcare services also include a sharps mail return program through which individuals can safely dispose of their used syringes and lancets using our MedWaste Tracker system.

Although by their very nature many waste management services such as collection and disposal are local services, our Strategic Accounts program works with customers whose locations span the United States. Our Strategic Accounts program provides centralized customer service, billing and management of accounts to streamline the administration of customers’ multiple and nationwide locations’ waste management needs.

We also have begun investing in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations. These investments include joint ventures, acquisitions and partial ownership interests. The solutions and services include the collection of project waste, including construction debris and household or yard waste, through our Bagster® program; the development, operation and marketing of plasma gasification facilities; operation of a landfill gas-to-liquid natural gas plant; solar powered trash compactors; and organic waste-to-fuel conversion technology. Part of our expansion of services includes offering portable self-storage services; and fluorescent bulb and universal waste mail-back through our LampTracker® program. In addition, at a time when oil prices were low, we decided to pursue investment opportunities that involved acquisition and development of non-working interests in oil and gas producing properties.

Finally, we rent portable restroom facilities to municipalities and commercial customers under the name Port-o-Let®, we service such facilities and we provide street and parking lot sweeping services.

Competition

The waste industry is very competitive. In North America, the industry consists primarily of two national waste management companies, regional companies and local companies of varying sizes and financial resources, including smaller companies that specialize in certain discrete areas of waste management. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations.

Operating costs, disposal costs and collection fees vary widely throughout the geographic areas in which we operate. The prices that we charge are determined locally, and typically vary by volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, the availability of airspace within the geographic region, labor costs and amount and type of equipment furnished to the customer. We face intense competition in our core business based on pricing and quality of service. We have also begun competing for business based on service offerings. As companies, individuals and communities begin to look for ways to be more sustainable, we are ensuring our customers know about our comprehensive services that go beyond our core business of collecting and disposing of waste.

Seasonal Trends

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

Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our Southern Group, can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins. Certain weather conditions, including severe winter storms, may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

Employees

At December 31, 2010, we had approximately 42,800 full-time employees, of which approximately 7,600 were employed in administrative and sales positions and the balance in operations. Approximately 9,300 of our employees are covered by collective bargaining agreements.

Financial Assurance and Insurance Obligations

Financial Assurance

Municipal and governmental waste service contracts generally require contracting parties to demonstrate financial responsibility for their obligations under the contract. Financial assurance is also a requirement for obtaining or retaining disposal site or transfer station operating permits. Various forms of financial assurance also are required to support variable-rate tax-exempt debt and by regulatory agencies for estimated capping, closure, post-closure and environmental remedial obligations at many of our landfills.

We establish financial assurance using surety bonds, letters of credit, insurance policies, trust and escrow agreements and financial guarantees. The type of assurance used is based on several factors, most importantly: the jurisdiction, contractual requirements, market factors and availability of credit capacity. The following table summarizes the various forms and dollar amounts (in millions) of financial assurance that we had outstanding as of December 31, 2010:

Surety bonds:
Issued by consolidated subsidiary(a)	$221
Issued by affiliated entity(b)	1,025
Issued by third-party surety companies	1,800

Total surety bonds		$3,046
Letters of credit:
Revolving credit facility(c)	1,138
Letter of credit facilities(d)	505
Other lines of credit	237

Total letters of credit		1,880
Insurance policies:
Issued by consolidated subsidiary(a)	1,053
Issued by affiliated entity(b)	16
Issued by third-party insurance companies	184

Total insurance policies		1,253
Funded trust and escrow accounts(e)		132
Financial guarantees(f)		248

Total financial assurance		$6,559

(a)	We use surety bonds and insurance policies issued by a wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue financial assurance to WM and its subsidiaries. National Guaranty Insurance Company is authorized to write up to approximately $1.5 billion in surety bonds or insurance policies for our capping, closure and post-closure requirements, waste collection contracts and other business-related obligations.

(b)	We hold a noncontrolling financial interest in an entity that we use to obtain financial assurance. Our contractual agreement with this entity does not specifically limit the amounts of surety bonds or insurance that we may obtain, making our financial assurance under this agreement limited only by the guidelines and restrictions of surety and insurance regulations.

(c)	WM has a $2.0 billion revolving credit facility that matures in June 2013. At December 31, 2010, we had no outstanding borrowings and $1,138 million of letters of credit issued and supported by the facility. The unused and available credit capacity of the facility was $862 million as of December 31, 2010.

(d)	We have an aggregate committed capacity of $505 million under letter of credit facilities with maturities that extend from June 2013 to June 2015. As of December 31, 2010, no borrowings were outstanding under these letter of credit facilities and we had no unused or available credit capacity.

(e)	Our funded trust and escrow accounts generally have been established to support landfill capping, closure, post-closure and environmental remediation obligations and our performance under various operating contracts. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts. The assets held in our funded trust and escrow accounts may be drawn and used to meet the obligations for which the trusts and escrows were established.

(f)	WM provides financial guarantees on behalf of its subsidiaries to municipalities, customers and regulatory authorities. They are provided primarily to support our performance of landfill capping, closure and post-closure activities.

(g)	The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. generally accepted accounting principles.

Virtually no claims have been made against our financial assurance instruments in the past, and considering our current financial position, management does not expect there to be claims against these instruments that will have a material adverse effect on our Consolidated Financial Statements. In 2010, we experienced an increase in costs associated with letters of credit as a result of the June 2010 refinancing of our revolving credit facility. We actively monitor our financial assurance needs and optimize the utilization of lower-cost instruments when possible to minimize our costs.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. As of December 31, 2010, our general liability insurance program carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2010, our auto liability insurance program included a per-incident base deductible of $5 million, subject to additional deductibles of $4.8 million in the $5 million to $10 million layer. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2010 are summarized in Note 11 to the Consolidated Financial Statements.

The Directors’ and Officers’ Liability Insurance policy we choose to maintain covers only individual executive liability, often referred to as “Broad Form Side A,” and does not provide corporate reimbursement coverage, often referred to as “Side B.” The Side A policy covers directors and officers directly for loss, including defense costs, when corporate indemnification is unavailable. Side A-only coverage cannot be exhausted by payments to the Company, as the Company is not insured for any money it advances for defense costs or pays as indemnity to the insured directors and officers.

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

The primary United States federal statutes affecting our business are summarized below:

•	The Resource Conservation and Recovery Act of 1976, as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations are typically implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations.

•	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional disposal of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially-approved settlement. Liability under CERCLA could also include obligations to a PRP that voluntarily expends site clean-up costs. Further, liability for damage to publicly-owned natural resources may also be imposed. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed and as a generator or transporter of hazardous substances disposed of at other locations.

•	The Federal Water Pollution Control Act of 1972, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water runoff that require landfills and other waste-handling facilities to obtain storm water discharge permits. In addition, if a landfill or other facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, before the development or expansion of a landfill can alter or affect “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

•	The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and large municipal waste-to-energy facilities. Standards have also been imposed on manufacturers of transportation vehicles (including waste collection vehicles). In 1996 the EPA issued new source performance standards and emission guidelines controlling landfill gases from new and existing large landfills. In January 2003, the EPA issued Maximum Achievable Control Technology standards for municipal solid waste landfills subject to the new source performance standards. These regulations impose limits on air emissions from large municipal solid waste landfills, subject most of our large municipal solid waste landfills to certain operating permitting requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on or off-site. In 2010, the EPA issued the Prevention of Significant Deterioration, or PSD, and Title V Greenhouse Gas, or GHG, Tailoring Rule which expanded the EPA’s federal air permitting authority to include the six GHGs, including methane and carbon dioxide. Air permits for new and modified large municipal solid waste landfills, waste-to-energy facilities and landfill gas-to-energy facilities could be impacted, but the degree of impact is incumbent upon the EPA’s final determination on permitting of biogenic GHG emissions (e.g. carbon dioxide) as well as the EPA’s or implementing states’ determinations on what may constitute “Best Available Control Technology” for new projects exceeding certain thresholds. In addition, recent final and proposed reductions in certain National Ambient Air Quality Standards and related PSD increment/significance thresholds could impact the cost, timeliness and availability of air permits for new and modified large municipal solid waste landfills, waste-to-energy facilities and landfill gas-to-energy facilities. In general, controlling emissions involves drilling collection wells into a landfill and routing the gas to a suitable energy recovery system or combustion device. We are currently capturing and utilizing the renewable energy value of landfill gas at 127 of our solid waste landfills. Efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with resulting capital or operating costs. See Item 1A. Risk Factors — “The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.”

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

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the United States Supreme Court ruled that a flow control ordinance that gave preference to a local facility that was privately owned was unconstitutional, but in 2007, the Court ruled that an ordinance directing waste to a facility owned by the local government was constitutional. In addition, from time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control or the adoption of legislation affecting interstate transportation of waste at the state level could adversely affect our operations. Courts’ interpretation of flow control legislation or the Supreme Court decisions also could adversely affect our solid and hazardous waste management services.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All phases of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2011 and beyond.

General economic conditions can directly and adversely affect our revenues and our operating margins.

Our business is directly affected by changes in national and general economic factors that are outside of our control, including consumer confidence, interest rates and access to capital markets. A weak economy generally results in decreases in volumes of waste generated, which decreases our revenues. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Consumer uncertainty and the loss of consumer confidence may limit the number or amount of services requested by customers and our ability to implement our pricing strategy. In addition to disruption in the credit markets, recent and continuing economic conditions have negatively affected business and consumer spending generally. If our commercial customers do not have access to capital, both our volumes and our ability to increase new business will be negatively impacted.

The waste industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists primarily of two national waste management companies, regional companies and local companies of varying sizes and financial resources, including smaller companies that specialize in certain discrete areas of waste management. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, competitors may reduce their prices to expand sales volume or to win competitively-bid contracts. When this happens, we may be unable to execute our pricing strategy, resulting in a negative impact to our revenue growth from yield on base business.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. We have adopted a business strategy built on three key initiatives: know more about our customers and how to service them than anyone else; use conversion and processing technology to extract more value from the materials we manage; and continuously improve our operational efficiency. In the short-term, we intend to pursue these initiatives through efforts to:

•	Grow our markets by implementing customer-focused growth, through customer segmentation and through strategic acquisitions, while maintaining our pricing discipline and increasing the amount of recyclable materials we handle each year;

•	Grow our customer loyalty, in part through the use of enabling technologies;

•	Grow into new markets by investing in greener technologies; and

•	Pursue initiatives that improve our operations and cost structure.

There are risks involved in pursuing our strategy, including the following:

•	Our strategy may result in a significant change to our business, and our employees, customers or investors may not embrace and support our strategy.

•	Customer segmentation is new to our business, and it could result in fragmentation of our efforts, rather than improved customer relationships.

•	In efforts to enhance our revenues, we have implemented price increases and environmental fees, and we have continued our fuel surcharge program to offset fuel costs. The loss of volumes as a result of price increases may negatively affect our cash flows or results of operations.

•	Our ability to make strategic acquisitions and invest in greener technologies depends on our ability to identify desirable acquisition or investment targets, negotiate advantageous transactions despite competition for such opportunities, and realize the benefits we expect from those transactions.

•	Acquisitions and/or investments may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure to operate within budget, integration issues, or regulatory issues, among others.

•	We continue to seek to divest underperforming and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of underperforming and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses.

In addition to the risks set forth above, implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses and changes in industry trends. Further, we may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

The seasonal nature of our business and “one-time” special projects cause our results to fluctuate, and prior performance is not necessarily indicative of our future results.

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our Southern Group, can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins. During 2010, our financial results included revenue generated as a result of clean-up efforts in connection with the oil spill along the Gulf Coast and the substantial flooding in Tennessee; however, these special projects have a limited time span.

Certain weather conditions, including severe weather storms, may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

For these and other reasons, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period.

Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations, that may result in significant liabilities.

There is risk of incurring significant environmental liabilities in the use, treatment, storage, transfer and disposal of waste materials. Under applicable environmental laws and regulations, we could be liable if our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired the assets or operations involved. This risk is of particular concern as we execute our growth strategy, partially though acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Additionally, we could be liable if we arrange for the transportation, disposal or treatment of hazardous substances that cause environmental contamination, or if a predecessor owner made such arrangements and, under applicable law, we are treated as a successor to the prior owner. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

In the ordinary course of our business, we have in the past, we are currently, and we may in the future, become involved in legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

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

Further, we often enter into contractual arrangements with landowners imposing obligations on us to meet certain regulatory or contractual conditions upon site closure or upon termination of the agreements. Compliance with these arrangements is inherently subject to subjective determinations and may result in disputes, including litigation. Costs to remediate or restore the condition of closed sites may be significant.

The waste industry is subject to extensive government regulation, and existing or future regulations may restrict our operations, increase our costs of operations or require us to make additional capital expenditures.

Stringent government regulations at the federal, state, provincial, and local level in the United States and Canada have a substantial impact on our business, and compliance with such regulations is costly. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, they may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

•	limitations on siting and constructing new waste disposal, transfer or processing facilities or on expanding existing facilities;

•	limitations, regulations or levies on collection and disposal prices, rates and volumes;

•	limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste; or

•	mandates regarding the disposal of solid waste, including requirements to recycle rather than landfill certain waste streams.

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

We also have significant financial obligations relating to capping, closure, post-closure and environmental remediation at our existing landfills. We establish accruals for these estimated costs, but we could underestimate such accruals. Environmental regulatory changes could accelerate or increase capping, closure, post-closure and remediation costs, requiring our expenditures to materially exceed our current accruals.

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control or the adoption of legislation affecting interstate transportation of waste at the state level could adversely affect our operations. Courts’ interpretation of flow control legislation or the Supreme Court decisions also could adversely affect our solid and hazardous waste management services.

The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.

Efforts to curtail the emission of GHGs, to ameliorate the effect of climate change, continue to advance on the federal, regional, and state level. Our landfill operations emit methane, identified as a GHG. In the 111th Congress, the U.S. House of Representatives passed a bill that would regulate GHGs comprehensively. While the centerpiece of that bill would be a GHG emission allowance cap-and-trade system, neither landfills nor qualifying waste-to-energy plants would be compelled to hold allowances for their GHG emissions. Rather, they would be subject to certain further emission controls to be determined through administrative rule-making. Should comprehensive federal climate change legislation be enacted, we expect it to impose costs on our operations, the materiality of which we cannot predict.

Absent comprehensive federal legislation to control GHG emissions, the EPA is moving ahead administratively under its existing Clean Air Act authority. In 2010, the EPA published a Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas Tailoring Rule (“PSD tailoring rule”). The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required under the PSD and Title V programs. The EPA’s legal authority to “tailor” statutory thresholds in this rule has been challenged, and the EPA intends to delay regulation of certain emissions pending further regulatory analysis. We cannot predict the final requirements of stationary source rules that might apply to landfills and waste-to-energy facilities as a result of this rulemaking and, accordingly, further developments in this area could have a material effect on our results of operations or cash flows.

Our business depends on our reputation and the value of our brand.

We believe we have developed a reputation for high-quality service, reliability and social and environmental responsibility, and we believe our brand symbolizes these attributes. The Waste Management brand name, trademarks and logos and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our operations, employees or agents could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Significant shortages in fuel supply or increases in fuel prices will increase our operating expenses.

The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. We have seen average quarterly fuel prices increase by as much as 30% on a year-over-year basis and decrease by as much as 47% on a year-over-year basis within the last two years. We need fuel to run our collection and transfer trucks and our equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. Additionally, we are currently party to a pending suit that pertains to our fuel and environmental charge and generally alleges that such charges were not properly disclosed, were unfair, and were contrary to contract. See Note 11 of the Consolidated Financial Statements for more information. Regardless of any offsetting surcharge programs, the increased operating costs will decrease our operating margins.

Some of our customers, including governmental entities, have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results.

We provide service to a number of governmental entities and municipalities, some of which have suffered significant financial difficulties due to the downturn in the U.S. economy and reduced tax revenue. Some of these entities could be unable to pay amounts owed to us or renew contracts with us at previous or increased rates. Many non-governmental customers have also suffered serious financial difficulties, and the inability of our customers to pay us in a timely manner or to pay increased rates could negatively affect our operating results.

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2010, we had $611 million of tax-exempt bonds that are subject to re-pricing on either a daily or a weekly basis through a remarketing process and $405 million of tax-exempt bonds with term interest rate periods that are subject to re-pricing within the next twelve months. If the weakness in the municipal debt market results in re-pricing of our tax-exempt bonds at significantly higher interest rates, we will incur increased interest expenses that may negatively affect our operating results and cash flows.

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

In addition, to fulfill our financial assurance obligations with respect to variable-rate tax-exempt debt, capping, closure, post-closure and environmental remediation obligations, we generally obtain letters of credit or surety bonds, rely on insurance, including captive insurance, fund trust and escrow accounts or rely upon WM financial guarantees. We currently have in place all financial assurance instruments necessary for our operations. General economic factors may adversely affect the cost of our current financial assurance instruments and changes in regulations may impose stricter requirements on the types of financial assurance that will be accepted. Additionally, in the event we are unable to obtain sufficient surety bonding, letters of credit or third-party insurance coverage at reasonable cost, or one or more states cease to view captive insurance as adequate coverage, we would need to rely on other forms of financial assurance. It is possible that we could be forced to deposit cash to collateralize our obligations. Other forms of financial assurance could be more expensive to obtain, and any requirements to use cash to support our obligations would negatively impact our liquidity and capital resources and could affect our ability to meet our obligations as they become due.

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

Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and glass, all of which are subject to significant market price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard, known as OCC, and old newsprint, or ONP. The fluctuations in the market prices or demand for these commodities can affect our operating income and cash flows negatively, as we experienced in 2008, or positively, as we experienced in 2010. In the fourth quarter of 2008, the monthly market prices for OCC and ONP fell by 79% and 72%, respectively, from their high points within the year. Additionally, the decline in market prices for commodities resulted in a year-over-year decrease in revenue of $447 million in 2009. Increases in the prices of recycling commodities in 2010 resulted in an increase in revenues of $423 million as compared with 2009. Market prices for recyclable commodities have increased significantly from the near-historic lows experienced in late 2008 and early 2009. For the twelve months of 2010, overall commodity prices have increased approximately 57% as compared with 2009. Despite the recent positive trend in commodity prices, these prices may fluctuate substantially and without notice in the future. Additionally, our recycling operations offer rebates to suppliers. Therefore, even if we experience higher revenues based on increased market prices for commodities, the rebates we pay will also increase. In other circumstances, the rebates may be subject to a floor, such that as market prices decrease, any expected profit margins on materials subject to the rebate floor are eliminated.

There are also significant price fluctuations in the price of methane gas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plant operations that can significantly impact our revenue from yield provided by such businesses. In most of the markets in which we operate, electricity prices correlate with natural gas prices. For the year ended December 31, 2009, we experienced declines in revenue from yield at our waste-to-energy facilities of $76 million, due to the expiration of certain above-market contracts, resulting in greater exposure to market pricing. During the years ended December 31, 2010, 2009 and 2008, approximately 47%, 46% and 24%, respectively, of the electricity revenue at our waste-to-energy facilities was subject to current market rates. Our waste-to-energy facilities’ exposure to market price volatility will continue to increase as additional long-term contracts expire. We enter into “receive fixed, pay variable” electricity swaps to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. These swaps are generally short-term in nature. Additionally, revenues from our independent power production plants can be affected by price fluctuations. If we are unable to successfully negotiate long-term contracts, or if market prices are at lower levels for sustained periods, our revenues could be adversely affected.

The development and acceptance of alternatives to landfill disposal and waste-to-energy facilities could reduce our ability to operate at full capacity and cause our revenues and operating results to decline.

Our customers are increasingly diverting waste to alternatives to landfill and waste-to-energy disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. In addition, several state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard and food waste, at landfills or waste-to-energy facilities. Where such organic waste is not banned from the landfill or waste-to-energy facility, large customers such as grocery stores and restaurants are choosing to divert their organic waste from landfills. Zero-waste goals (sending no waste to the landfill) have been set by many of North America’s largest companies. Although such mandates and initiatives help to protect our environment, these developments reduce the volume of waste going to landfills and waste-to-energy facilities in certain areas, which may affect our ability to operate our landfills and waste-to-energy facilities at full capacity, as well as affecting the prices that we can charge for landfill disposal and waste-to-energy services. Our landfills and our waste-to-energy facilities currently provide and have historically provided our highest operating margins. If we are not successful in expanding our service offerings and growing lines of businesses to service waste streams that do not go to landfills or waste-to-energy facilities and to provide services for customers that wish to reduce waste entirely, then our revenues and operating results will decline. Additionally, despite the development of new service offerings and lines of business, it is reasonably possible that our revenues and our operating margins could be negatively affected due to disposal alternatives.

Our operating expenses could increase as a result of labor unions organizing or changes in regulations related to labor unions.

Labor unions continually attempt to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees are currently represented by unions, and we have negotiated collective bargaining agreements with these unions. Additional groups of employees may seek union representation in the future, and, if successful, the negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, our operating expenses could increase significantly as a result of work stoppages, including strikes. Any of these matters could adversely affect our financial condition, results of operations and cash flows.

We could face significant liabilities for withdrawal from multiemployer pension plans.

We have participated in and contributed to various “multiemployer” pension plans administered by employer and union trustees. In renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in various plans. When we withdraw from plans, we can incur withdrawal liabilities for those plans that have underfunded pension liabilities. Various factors affect our liabilities for a plan’s underfunded status, including the numbers of retirees and active workers in the plan, the ongoing solvency of participating employers, the investment returns obtained on plan assets, and the ratio of our historical participation in such plan to all employers’ historical participation. We reflect any withdrawal liability as an operating expense in our statement of operations and as a liability on our balance sheet.

We have previously withdrawn several employee bargaining units from underfunded multiemployer pension plans, and we recognized related expenses of $26 million in 2010, $9 million in 2009 and $39 million in 2008. We are still negotiating and litigating final resolutions of our withdrawal liability for these previous withdrawals, which could be materially higher than the charges we have recognized.

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

If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

Our existing and proposed service offerings to customers may require that we develop or license, and protect, new technologies. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and any inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. Additionally, a competitor may develop or obtain exclusive rights to a “breakthrough technology” that provides a revolutionary change in traditional waste management. If we have inferior intellectual property to our competitors, our financial results may suffer.

We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported financial position or operating results or cause unanticipated fluctuations in our reported operating results in future periods.

Our capital requirements could increase our expenses or cause us to change our growth and development plans.

Recent economic conditions have reduced our cash flows from operations and could do so in the future. If impacts on our cash flows from operations are significant, we may reduce or suspend capital expenditures, growth activity, dividend declarations or share repurchases. We may choose to incur indebtedness to pay for these activities, and there can be no assurances that we would be able to incur indebtedness on terms we deem acceptable. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and decreasing our net income. Further, our ability to execute our financial strategy and our ability to incur indebtedness depends on our ability to maintain investment grade ratings on our senior debt. The credit rating process is contingent upon a number of factors, many of which are beyond our control. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected.

Additionally, we have $1.8 billion of debt as of December 31, 2010 that is exposed to changes in market interest rates within the next twelve months because of the combined impact of our tax-exempt bonds, our interest rate swap agreements and borrowings outstanding under our Canadian Credit Facility. Therefore, increases in interest rates can increase our interest expenses which also would lower our net income and decrease our cash flow.

We may use our three-year, $2.0 billion revolving credit facility to meet our cash needs, to the extent available. As of December 31, 2010, we had $1,138 million of letters of credit issued and supported by the facility, leaving an unused and available credit capacity of $862 million. In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to continue to operate.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are in Houston, Texas, where we lease approximately 435,000 square feet under leases expiring at various times through 2020. Our Group offices are in Pennsylvania, Illinois, Georgia, Arizona and New Hampshire. We also have field-based administrative offices in Arizona, Illinois and Texas. We own or lease real property in most locations where we have operations. We have operations in each of the fifty states other than Montana. We also have operations in the District of Columbia, Puerto Rico and throughout Canada.

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

The following table summarizes our various operations at December 31 for the periods noted:

	2010	2009

Landfills:
Owned	210	211
Operated through lease agreements	26	26
Operated through contractual agreements	35	36

	271	273
Transfer stations	294	310
Material recovery facilities	98	90
Secondary processing facilities	9	8
Waste-to-energy facilities	17	16
Independent power production plants	5	5

The following table provides certain information by Group regarding the 236 landfills owned or operated through lease agreements and a count, by Group, of contracted disposal sites as of December 31, 2010:

					Contracted
		Total	Permitted	Expansion	Disposal
	Landfills	Acreage(a)	Acreage(b)	Acreage(c)	Sites

Eastern	40	30,362	6,663	319	7
Midwest	73	32,351	9,397	1,051	9
Southern	78	38,705	12,861	211	12
Western	41	38,452	8,783	1,041	7
Wheelabrator	4	781	340	—	—

	236	140,651	38,044	2,622	35

(a)	“Total acreage” includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land owned or leased by our landfill operations.

(b)	“Permitted acreage” consists of all acreage at the landfill encompassed by an active permit to dispose of waste.

(c)	“Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions section included herein.

Item 3.	Legal Proceedings.

Information regarding our legal proceedings can be found under the Litigation section of Note 11 in the Consolidated Financial Statements included in this report.

Item 4.	Reserved.

Former Item 4., Submission of Matters to a Vote of Security Holders, has been removed and reserved in compliance with Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The following table sets forth the range of the high and low per-share sales prices for our common stock as reported on the NYSE:

	High	Low

2009
First Quarter	$33.99	$22.10
Second Quarter	29.00	25.06
Third Quarter	30.80	26.31
Fourth Quarter	34.18	28.28
2010
First Quarter	$35.00	$31.29
Second Quarter	35.98	31.18
Third Quarter	36.24	31.22
Fourth Quarter	37.25	34.09
2011
First Quarter (through February 10, 2011)	$38.58	$35.94

On February 10, 2011, the closing sale price as reported on the NYSE was $38.14 per share. The number of holders of record of our common stock at February 10, 2011 was 13,922.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the Dow Jones Waste & Disposal Services Index and the S&P 500 Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of Cumulative Five Year Total Return

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Waste Management, Inc.	$100	$124	$113	$119	$126	$143
S&P 500 Index	$100	$116	$122	$77	$97	$112
Dow Jones Waste & Disposal Services Index	$100	$123	$129	$121	$137	$163

Under capital allocation programs approved by our Board of Directors, we paid quarterly cash dividends of $0.27 per share for a total of $531 million in 2008; $0.29 per share for a total of $569 million in 2009; and $0.315 per share for a total of $604 million in 2010.

The Board of Directors approved a capital allocation program for 2010 that provided for expenditures of up to $1.3 billion, comprised of approximately $615 million in cash dividends and up to $685 million in common stock repurchases. In 2010, we paid $604 million in cash dividends and we repurchased $501 million of our common stock. All of the cash dividends paid and common stock repurchases in 2010 were made pursuant to this capital allocation program.

The following table summarizes common stock repurchases made during the fourth quarter of 2010:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

October 1 — 31	493,401	$36.49	493,401	$232 million
November 1 — 30	593,360	$35.39	593,360	$211 million
December 1 — 31	453,300	$35.25	453,300	$195 million

Total	1,540,061	$35.70	1,540,061	$—

(a)	This amount represents the weighted average price paid per share and includes a per-share commission paid for all repurchases.

(b)	For each period presented, the maximum dollar value of shares that may yet be purchased under the program has been provided net of the $604 million of dividends declared and paid in 2010. The total amount available for repurchases under the program is shown as zero because our capital allocation program, by its own terms, provided for up to $1.3 billion in dividends and share repurchases in 2010, with any unused portion of the capital allocated under the program unavailable after the end of 2010.

In December 2010, we announced that our Board of Directors expects that future quarterly dividend payments will be increased to $0.34 per share in 2011, which is an 8% increase from the quarterly dividend we paid in 2010. All quarterly dividends will be declared at the discretion of our Board of Directors. Additionally, the Board of Directors approved up to $575 million in share repurchases for 2011.

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

	Years Ended December 31,
	2010(a)	2009(a)	2008(a)	2007	2006
	(In millions, except per share amounts)

Statement of Operations Data:
Operating revenues	$12,515	$11,791	$13,388	$13,310	$13,363

Costs and expenses:
Operating	7,824	7,241	8,466	8,402	8,587
Selling, general and administrative	1,461	1,364	1,477	1,432	1,388
Depreciation and amortization	1,194	1,166	1,238	1,259	1,334
Restructuring	(2)	50	2	10	—
(Income) expense from divestitures, asset impairments and unusual items	(78)	83	(29)	(47)	25

	10,399	9,904	11,154	11,056	11,334

Income from operations	2,116	1,887	2,234	2,254	2,029
Other expense, net	(485)	(414)	(437)	(505)	(511)

Income before income taxes	1,631	1,473	1,797	1,749	1,518
Provision for income taxes	629	413	669	540	325

Consolidated net income	1,002	1,060	1,128	1,209	1,193
Less: Net income attributable to noncontrolling interests	49	66	41	46	44

Net income attributable to Waste Management, Inc.	$953	$994	$1,087	$1,163	$1,149

Basic earnings per common share	$1.98	$2.02	$2.21	$2.25	$2.13

Diluted earnings per common share	$1.98	$2.01	$2.19	$2.23	$2.10

Cash dividends declared per common share	$1.26	$1.16	$1.08	$0.96	$0.66

Cash dividends paid (includes $0.22 declared in 2005, paid in 2006)	$1.26	$1.16	$1.08	$0.96	$0.88

Balance Sheet Data (at end of period):
Working capital (deficit)	$(3)	$109	$(701)	$(118)	$(86)
Goodwill and other intangible assets, net	6,021	5,870	5,620	5,530	5,413
Total assets	21,476	21,154	20,227	20,175	20,600
Debt, including current portion	8,907	8,873	8,326	8,337	8,317
Total Waste Management, Inc. stockholders’ equity	6,260	6,285	5,902	5,792	6,222
Total equity	6,591	6,591	6,185	6,102	6,497

(a)	For more information regarding these financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and changes in our accounting policies on the comparability of this information, see Note 2 of the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2010. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A, Risk Factors. The following discussion should be read in light of that disclosure and together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements.

Overview

Our 2010 results of operations reflect our discipline in pricing, our ability to control costs in our collection and disposal operations and our continued investment in our strategic initiatives, which will enable us to grow into new markets, provide expanded service offerings and improve our information technology systems. Our results also reflect an improvement in the general economic environment. Highlights of our financial results for 2010 include:

•	Revenues of $12.5 billion compared with $11.8 billion in 2009, an increase of $724 million, or 6.1%. This increase in revenues is primarily attributable to:

•	Increases from recyclable commodity prices of $423 million; increases from our fuel surcharge program of $69 million; and increases from foreign currency translation of $66 million;

•	Increases associated with acquired businesses of $240 million; and

•	Internal revenue growth from yield on our collection and disposal business of 2.3% in the current period, which increased revenue by $239 million;

•	Internal revenue growth from volume was negative 2.6% in 2010, compared with negative 8.1% in 2009. In addition to the lower rate of decline driven by changes in the economy, our volume was favorably affected by revenues associated with oil spill clean-up activities along the Gulf Coast. The year-over-year decline in internal revenue growth due to volume was $304 million;

•	Operating expenses of $7.8 billion, or 62.5% of revenues, compared with $7.2 billion, or 61.4% of revenues, in 2009. This increase of $583 million, or 8.1%, is due primarily to higher customer rebates because of recyclable commodity prices; higher fuel prices; increases in subcontractor costs associated with our oil spill clean-up services along the Gulf Coast; and increases in our landfill operating costs;

•	Selling, general and administrative expenses increased by $97 million, or 7.1%, from $1.4 billion in 2009 to $1.5 billion in 2010. These cost increases were primarily due to support of our strategic growth plans and initiatives;

•	Income from operations of $2.1 billion, or 16.9% of revenues, in 2010 compared with $1.9 billion, or 16.0% of revenues, in 2009;

•	Interest expense of $473 million compared with $426 million in 2009, an increase of $47 million, or 11.0%. This increase is primarily due to higher average debt balances, including additional borrowings incurred in late 2009 primarily to support our strategic plans, and higher costs related to the execution and maintenance of our revolving credit facility executed in June 2010; and

•	Net income attributable to Waste Management, Inc. of $953 million, or $1.98 per diluted share for 2010, as compared with $994 million, or $2.01 per diluted share in 2009.

The comparability of our 2010 results with 2009 has been affected by certain items management believes are not representative or indicative of our performance. Our 2010 results were affected by the following:

•	The recognition of pre-tax charges aggregating $55 million related to remediation and closure costs at five closed sites, which had a negative impact of $0.07 on our diluted earnings per share;

•	The recognition of net tax charges of $32 million due to refinements in estimates of our deferred state income taxes and the finalization of our 2009 tax returns, partially offset by favorable tax audit settlements, all of which, combined, had a negative impact of $0.07 on our diluted earnings per share;

•	The recognition of a net favorable pre-tax benefit of $46 million for litigation and associated costs, which had a favorable impact of $0.06 on our diluted earnings per share; and

•	The recognition of net pre-tax charges of $26 million as a result of the withdrawal of certain of our union bargaining units from an underfunded multiemployer pension plan, which had a negative impact of $0.03 on our diluted earnings per share.

Our 2009 results were affected by the following:

•	The recognition of a tax benefit of $130 million due principally to favorable adjustments from the carry-back of a capital loss, the recognition of state net operating losses and tax credits, the finalization of our 2008 tax returns, the impact of tax audit settlements and the revaluation of deferred taxes due to Canadian tax rate reductions. These items had a combined favorable impact of $0.26 on our diluted earnings per share;

•	The recognition of impairment charges totaling $83 million due primarily to the abandonment of revenue management software and a change in expectations for the future operations of an inactive landfill in California. These items had a negative impact of $0.10 on our diluted earnings per share; and

•	The recognition of pre-tax charges of $50 million related to our 2009 restructuring, primarily related to severance and benefit costs. These restructuring charges reduced diluted earnings per share for the year by $0.06.

We are pleased about the lower rate of decline in internal revenue growth from volumes that we experienced during 2010. On the pricing front, our fourth quarter 2010 results were the strongest of the year. For both the fourth quarter and the full year of 2010, we outpaced our long-term pricing objective of achieving price increases in the range of 50 to 100 basis points above the consumer price index, or CPI. In 2011, we will remain committed to our pricing discipline. Based on an anticipated CPI run-rate of 1.0%, we expect our overall revenue growth from yield to be approximately 2.0%. Additionally, we expect our revenue growth from volumes to be flat to slightly positive. However, we are mindful of trends toward waste reduction at the source, diversion from landfills and customers seeking alternative methods of disposal. We will continue to implement measures that we believe will grow our business, improve our current operations performance and enhance and expand our services.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities” is shown in the table below (in millions), and may not be the same as similarly titled measures presented by other companies:

	Years Ended
	December 31,
	2010	2009

Net cash provided by operating activities	$2,275	$2,362
Capital expenditures	(1,104)	(1,179)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	44	28

Free cash flow	$1,215	$1,211

Our free cash flow was consistent in both years, however our cash provided by operating activities decreased $87 million and our capital expenditures decreased $75 million. The decrease in cash provided by operating activities was primarily due to net unfavorable changes in working capital, increased interest payments and higher income tax payments. These decreases in operating cash flow were partially offset by a cash benefit of $77 million resulting from a litigation settlement that occurred in April 2010. Payments made in 2009 related to severance and benefits costs associated with our 2009 restructuring also affected the comparability of our operating cash flow for the periods presented.

The decrease in capital expenditures in 2010 compared with 2009 can generally be attributed to timing of cash payments for the previous years’ fourth quarter capital expenditures. We generally use a significant portion of our free cash flow on capital expenditures in the fourth quarter of each year. A less significant portion of our fourth quarter 2009 capital expenditures were paid for in cash in 2010, as compared with the portion of our fourth quarter 2008 capital expenditures that were paid for in cash in 2009.

Our ability to generate over $1.2 billion in free cash flow in 2010 enabled us to return $1.1 billion in cash to stockholders during the year through the payment of $604 million in dividends and the repurchase of $501 million of our common stock.

Basis of Presentation of Consolidated Financial Information

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board, or FASB, issued revised authoritative guidance associated with the consolidation of variable interest entities. The new guidance primarily uses a qualitative approach for determining whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate the entity. This new guidance generally defines the primary beneficiary as the entity that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance; and (ii) the obligation to absorb losses and the right to receive benefits from the variable interest entity that could be significant from the perspective of the entity. The new guidance also requires that we continually reassess whether we are the primary beneficiary of a variable interest entity rather than conducting a reassessment only upon the occurrence of specific events.

As a result of our implementation of this guidance, effective January 1, 2010, we deconsolidated certain capping, closure, post-closure and environmental remediation trusts because we share power over significant activities of these trusts with others. Our financial interests in these entities are discussed in Note 20 of our Consolidated Financial Statements. The deconsolidation of these trusts has not materially affected our financial position, results of operations or cash flows during the periods presented.

Business Combinations — In December 2007, the FASB issued revisions to the authoritative guidance associated with business combinations. This guidance clarified and revised the principles for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. This guidance also addressed the recognition and measurement of goodwill acquired in business combinations and expanded disclosure requirements related to business combinations. Effective January 1, 2009, we adopted the FASB’s revised guidance associated with business combinations. The portions of this guidance that relate to business combinations completed before January 1, 2009 did not have a material impact on our consolidated financial statements. Further, business combinations completed subsequent to January 1, 2009, which are discussed in Note 19 of our Consolidated Financial Statements, have not been material to our financial position, results of operations or cash flows. However, to the extent that future business combinations are material, our adoption of the FASB’s revised authoritative guidance associated with business combinations may significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets, liabilities and contingencies at their fair values when such amounts can be determined and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

Noncontrolling Interests in Consolidated Financial Statements — In December 2007, the FASB issued authoritative guidance that established accounting and reporting standards for noncontrolling interests in subsidiaries and for the de-consolidation of a subsidiary. The guidance also established that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted this guidance on January 1, 2009. The presentation and disclosure requirements of this guidance, which must be applied retrospectively for all periods presented, resulted in reclassifications to our prior period consolidated financial information and the remeasurement of our 2008 effective tax rate, which is discussed in Note 9 of our Consolidated Financial Statements.

Fair Value Measurements — In September 2006, the FASB issued authoritative guidance associated with fair value measurements. This guidance defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of the guidance for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Accordingly, we adopted this guidance for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008 and adopted the guidance for non-financial assets and liabilities measured on a non-recurring basis effective January 1, 2009. The application of the fair value framework did not have a material impact on our consolidated financial position, results of operations or cash flows.

Refer to Note 2 of our Consolidated Financial Statements for additional information related to the impact of the implementation of new accounting pronouncements on our results of operations and financial position.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, deferred income taxes and reserves associated with our insured and self-insured claims. Each of these items is discussed in additional detail below. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Landfills

Accounting for landfills requires that significant estimates and assumptions be made regarding (i) the cost to construct and develop each landfill asset; (ii) the estimated fair value of capping, closure and post-closure asset retirement obligations, which must consider both the expected cost and timing of these activities; (iii) the determination of each landfill’s remaining permitted and expansion airspace; and (iv) the airspace associated with each capping event.

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

Capping Costs — We estimate the cost for each capping event based on the area to be finally capped and the capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. Our engineering personnel allocate landfill capping costs to specific capping events. The landfill capacity associated with each capping event is then quantified and the capping costs for each event are amortized over the related capacity associated with the event as waste is disposed of at the landfill. We review these costs annually, or more often if significant facts change. Changes in estimates, such as timing or cost of construction, for capping events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed asset, the adjustment to the asset must be amortized immediately through expense. When the change in estimate relates to a capping event that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace amortization.

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

Expansion Airspace — We include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the final expansion permit to be received within five years. Second, we must believe the success of obtaining the expansion permit is likely, considering the following criteria:

•	Personnel are actively working on the expansion of an existing landfill, including efforts to obtain land use and local, state or provincial approvals;

•	It is likely that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

•	We have a legal right to use or obtain land to be included in the expansion plan;

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could impair the success of such expansion;

•	Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

•	Airspace and related costs, including additional closure and post-closure costs, have been estimated based on conceptual design.

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if these criteria are no longer met, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval of our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 33 landfill sites with expansions at December 31, 2010, 14 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Eight of these landfills required approval by our Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining six landfills required approval primarily due to the permit application processes not meeting the one- or five-year requirements.

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement cost related to capping, and closure and post-closure of the expansion in the amortization basis of the landfill.

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

After determining the costs and remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for each landfill for assets associated with each capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

It is possible that actual results, including the amount of costs incurred, the timing of capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts, could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates, or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if it is determined that the expansion capacity should no longer be considered in calculating the recoverability of the landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense. If it is determined that the likelihood of receiving an expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.

Environmental Remediation Liabilities

We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a site. These liabilities include potentially responsible party (“PRP”) investigations, settlements, and certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials, external contractor costs and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on a number of estimates and assumptions.

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

Asset Impairments

Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “(Income) expense from divestitures, asset impairments and unusual items” line item in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

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

Goodwill — At least annually, we assess our goodwill for impairment. We assess whether an impairment exists by comparing the fair value of each operating segment to its carrying value, including goodwill. We use a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our operating segments. Fair value computed by these two methods is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, we believe that these two methods provide a reasonable approach to estimating the fair value of our operating segments.

The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics of our business as a multiple of their reported cash flows. We then apply that multiple to our operating segments’ cash flows to estimate their fair values. We believe that this approach is appropriate because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our operating segments.

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

Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. See Note 6 to the Consolidated Financial Statements for additional information related to goodwill impairment considerations made during the reported periods.

Deferred Income Taxes

Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carry-forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves for uncertain tax positions when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes.

Insured and Self-Insured Claims

We have retained a significant portion of the risks related to our health and welfare, automobile, general liability and workers’ compensation insurance programs. Our liabilities associated with the exposure for unpaid claims and associated expenses, including incurred but not reported losses, are based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from our assumptions used. Estimated recoveries associated with our insured claims are recorded as assets when we believe that the receipt of such amounts is probable.

Results of Operations

Operating Revenues

We manage and evaluate our principal operations through five Groups. Our four geographic Groups, comprised of our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. These five Groups are our reportable segments. We also provide additional services that are not managed through our five Groups, including recycling brokerage services, electronic recycling services, in-plant services, landfill gas-to-energy services and the impacts of investments that we are making in expanded service offerings, such as portable self-storage and fluorescent lamp recycling. These operations are presented as “Other” in the table below. Shown below (in millions) is the contribution to revenues during each year provided by our five Groups and our Other waste services:

	Years Ended December 31,
	2010	2009	2008

Eastern	$2,943	$2,960	$3,319
Midwest	3,048	2,855	3,267
Southern	3,461	3,328	3,740
Western	3,173	3,125	3,387
Wheelabrator	889	841	912
Other	963	628	897
Intercompany	(1,962)	(1,946)	(2,134)

Total	$12,515	$11,791	$13,388

Our operating revenues generally come from fees charged for our collection, disposal, transfer, recycling and waste-to-energy services and from sales of commodities by our recycling, waste-to-energy and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the MRF or disposal facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenue generally consists of tipping fees and the sale of recyclable commodities to third parties. The fees we charge for our collection, disposal, transfer and recycling services generally include fuel surcharges, which are indexed to current market costs for fuel. Our waste-to-energy revenues, which are generated by our Wheelabrator Group, are based on the type and weight or volume of waste received at our waste-to-energy facilities and IPPs and amounts charged for the sale of energy and steam. Our “Other” revenues include our landfill gas-to-energy operations, Port-O-Let® services, portable self-storage and fluorescent lamp recycling. Intercompany revenues between our operations have been eliminated in the consolidated financial statements. The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Years Ended December 31,
	2010	2009	2008

Collection	$8,247	$7,980	$8,679
Landfill	2,540	2,547	2,955
Transfer	1,318	1,383	1,589
Wheelabrator	889	841	912
Recycling	1,169	741	1,180
Other	314	245	207
Intercompany	(1,962)	(1,946)	(2,134)

Total	$12,515	$11,791	$13,388

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change		Change
	2010 vs. 2009		2009 vs. 2008
		As a % of		As a % of
		Total		Total
	Amount	Company(a)	Amount	Company(a)

Average yield(b)	$724	6.1%	$(528)	(3.9)%
Volume	(304)	(2.6)	(1,078)	(8.1)

Internal revenue growth	420	3.5	(1,606)	(12.0)
Acquisitions	240	2.0	97	0.7
Divestitures	(2)	—	(37)	(0.2)
Foreign currency translation	66	0.6	(51)	(0.4)

	$724	6.1%	$(1,597)	(11.9)%

(a)	Calculated by dividing the amount of current year increase or decrease by the prior year’s total company revenue ($11,791 million and $13,388 million for 2010 and 2009, respectively) adjusted to exclude the impacts of current year divestitures ($2 million and $37 million for 2010 and 2009, respectively).

(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We also analyze the changes in average yield in terms of related-business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis:

	Period-to-Period		Period-to-Period
	Change		Change
	2010 vs. 2009		2009 vs. 2008
		As a % of		As a % of
		Related		Related
	Amount	Business(i)	Amount	Business(i)

Average yield:
Collection, landfill and transfer	$218	2.2%	$321	3.0%
Waste-to-energy disposal(ii)	21	5.1	2	0.5

Collection and disposal(ii)	239	2.3	323	2.9
Recycling commodities	423	58.5	(447)	(36.3)
Electricity(ii)	(7)	(2.5)	(76)	(21.3)
Fuel surcharges and mandated fees	69	18.4	(328)	(46.5)

Total	$724	6.1	$(528)	(3.9)

(i)	Calculated by dividing the increase or decrease for the current year by the prior-year’s related-business revenue, adjusted to exclude the impacts of divestitures for the current year ($2 million and $37 million for 2010 and 2009, respectively). The table below summarizes the related-business revenues for each year, adjusted to exclude the impacts of divestitures:

	Denominator
	2010	2009

Related-business revenues:
Collection, landfill and transfer	$9,999	$10,622
Waste-to-energy disposal	413	434

Collection and disposal	10,412	11,056
Recycling commodities	723	1,233
Electricity	279	356
Fuel surcharges and mandated fees	375	706

Total Company	$11,789	$13,351

(ii)	Average revenue growth for yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator Group, which are reported as “Electricity” revenues.

Our revenues increased $724 million, or 6.1%, and decreased $1,597 million, or 11.9% for the years ended December 31, 2010 and 2009, respectively. The year-over-year change in revenues for both periods has been driven by (i) market factors, including fluctuations in recyclable commodity prices that favorably impacted revenue growth in 2010 and negatively affected revenue growth in 2009; volatility in diesel prices that affects the revenues provided by our fuel surcharge program, which favorably contributed to our revenues in 2010 and negatively affected our revenues in 2009, and foreign currency translation, which favorably affected revenues from our Canadian operations in 2010 but negatively impacted our revenues in 2009; (ii) revenue growth from average yield on our collection and disposal operations in both periods; and (iii) acquisitions. Further affecting revenue changes were revenue declines due to lower volumes that generally resulted from the continued weakness of the overall economic environment, increased pricing, competition and recent trends of waste reduction and diversion by consumers.

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

In both 2010 and 2009, our revenue growth from collection and disposal average yield demonstrates our commitment to our pricing strategies despite the current economic environment. This increase in revenue from yield was primarily driven by our collection operations, which experienced yield growth in all lines of business and in every geographic operating Group. We have found that increasing our yield in today’s market is a challenge given the reduced volume levels resulting from the economic slowdown. However, revenue growth from yield on base business and a focus on controlling variable costs have provided margin improvements in our collection line of business. Additionally, a significant portion of our collection revenues is generated under long-term agreements with municipalities or similar local or regional authorities. These agreements generally tie pricing adjustments to inflation indices, which have been low in 2010 as compared with 2009 and 2008. Despite this headwind, we continue to meet our pricing objective of achieving price increases in the range of 50 to 100 basis points above CPI. We are committed to maintaining pricing discipline in order to improve yield on our base business.

Revenues from our environmental fee, which are included in average yield on collection and disposal, increased by $33 million and $37 million for the years ended December 31, 2010 and 2009, respectively. Environmental fee revenues totaled $251 million in 2010 as compared with $218 million in 2009 and $181 million in 2008.

Recycling commodities — Increases in the prices of the recycling commodities we process resulted in an increase in revenues of $423 million in 2010 as compared with 2009. Market prices for recyclable commodities have increased significantly from the near-historic lows experienced in late 2008 and early 2009. For the twelve months of 2010, overall commodity prices have increased approximately 57% as compared with 2009.

In 2009, lower recycling commodity prices were the principal driver of our revenue decline of $447 million. During the fourth quarter of 2008, we saw a rapid decline in commodity prices from the record-high prices we had been experiencing prior to the decline due to a significant decrease in the demand for commodities both domestically and internationally. Commodity demand and prices in the first nine months of 2009 remained well below the demand and prices in the comparable prior-year period.

Electricity — The changes in revenue from yield provided by our waste-to-energy business are largely due to fluctuations in rates we can receive for electricity under our power purchase contracts and in merchant transactions. In most of the markets in which we operate, electricity prices correlate with natural gas prices. We experienced declines in revenue from yield at our waste-to-energy facilities of $7 million and $76 million for the years ended December 31, 2010 and 2009, respectively. These declines are due to the expiration of certain above-market contracts, resulting in greater exposure to market pricing. In 2010, approximately 47% of the waste-to-energy generation portfolio was subject to market price movements, compared with 46% in 2009 and 24% in 2008. Our waste-to-energy facilities’ exposure to market price volatility will continue to increase as additional long-term contracts expire; however, we are beginning to see an improvement in market pricing. In addition, we have increased our hedging activities to better manage this risk.

Fuel surcharges and mandated fees — Revenue predominantly generated by our fuel surcharge program increased by $69 million and decreased by $328 million for the years ended December 31, 2010 and 2009, respectively. The fluctuation is directly attributed to the fluctuation in the national average prices of diesel fuel that we use for our fuel surcharge program. The mandated fees included in this line item are primarily related to the pass-through to customers of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — Our revenue decline due to volume was $304 million, or 2.6%, for the year ended December 31, 2010. This is a notable improvement in the rate of revenue decline from the prior-year period when revenue decline due to volume was $1,078 million, or 8.1%. Volume declines are generally attributable to economic conditions, increased pricing, competition and recent trends of waste reduction and diversion by consumers.

In 2010, our collection business accounted for $254 million of the total volume-related revenue decline. We have experienced commercial and residential collection volume declines that we attribute to the overall weakness in the economy, as well as the effects of pricing, competition and diversion of waste by consumers. Our industrial collection operations continued to be affected by the current economic environment due to the construction slowdown across the United States. The overall volume decline in the collection line of business was offset in part by an increase in volumes of $99 million associated with oil spill clean-up activities along the Gulf Coast. Lower third-party volumes in our transfer station operations also caused revenue declines in the current-year period, and can generally be attributed to economic conditions and the effects of pricing and competition. However, in 2010, our landfill revenues increased due to higher third-party volumes. This increase was principally due to higher special waste volumes in our Midwest and Southern geographic Groups, which were driven in part by our continued focus on our customers and better meeting their needs.

We are pleased with the lessening rate of revenue decline due to lower volumes. However, (i) the continued weakness of the overall economic environment; (ii) recent trends of waste reduction and diversion by consumers; and (iii) pricing and competition are presenting challenges to maintaining and growing volumes.

In 2009, our collection business accounted for $622 million of the total volume decline. Our industrial collection operations experienced the most significant revenue declines due to lower volumes, primarily as a result of the continued slowdown in both residential and commercial construction activities across the United States. We also experienced volume declines in our commercial and residential collection lines of businesses in 2009. We attributed these volume declines to the economy, although at a lesser rate than our industrial line of business since they are somewhat recession resistant, as well as to pricing and competition.

In 2009, we also experienced a 16% decline in third-party revenue due to volume at our landfills. This decrease was most significant in our more economically sensitive special waste and construction and demolition waste streams, although municipal solid waste streams at our landfills also decreased. Lower third-party volumes in our transfer station operations also caused revenue declines and can generally be attributed to economic conditions and the effects of pricing and competition. Lower volumes in our recycling operations caused declines in revenues of $74 million in 2009. These decreases were attributable to the drastic decline in the domestic and international demand for recyclables in late 2008.

Acquisitions and divestitures — Revenues increased $240 million and $97 million for the years ended December 31, 2010 and 2009, respectively, due to acquisitions, principally in (i) the collection and recycling lines of business in both periods, as well as our waste-to-energy line of business in 2010 and (ii) our “Other” businesses, demonstrating our current focus on identifying strategic growth opportunities in new, complementary lines of business. Divestitures accounted for decreased revenues of $2 million and $37 million for the years ended December 31, 2010 and 2009, respectively.

Operating Expenses

Our operating expenses include (i) labor and related benefits (excluding labor costs associated with maintenance and repairs discussed below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are affected by variables such as volumes, distance and fuel prices; (v) costs of goods sold, which are primarily rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees and royalties; (viii) landfill operating costs, which include interest accretion on landfill liabilities, interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include workers’ compensation and insurance and claim costs; and (x) other operating costs, which include, among other costs, equipment and facility rent and property taxes.

Our operating expenses increased $583 million, or 8.1%, when comparing 2010 with 2009 and decreased by $1,225 million, or 14.5%, when comparing 2009 with 2008. Operating expenses as a percentage of revenues were 62.5% in 2010, 61.4% in 2009 and 63.2% in 2008. The changes in our operating expenses during the years ended December 31, 2010 and 2009 can largely be attributed to the following:

Changes in market prices for recyclable commodities — Overall, market prices for recyclable commodities were approximately 57% higher on average during 2010 than in 2009. The year-over-year increase is the result of the recovery in recyclable commodity prices from the near-historic lows reached in late 2008 and early 2009. This increase in market prices was the driver of the current year increase in cost of goods sold, primarily customer rebates, and has also resulted in increased revenues and earnings this year. When comparing 2009 with 2008, market prices for recyclable commodities had the opposite effect on our results as they declined approximately 39%.

Acquisitions and growth initiatives — In both 2010 and 2009, we experienced cost increases attributable to recently acquired businesses and our various growth and business development initiatives. These cost increases have affected each of the operating cost categories identified in the table below.

Fuel price changes — Higher market prices for fuel caused increases in both our direct fuel costs and our subcontractor costs for the year ended December 31, 2010, while lower market prices caused decreases in these costs for the year ended December 31, 2009. On average, diesel fuel prices increased 21%, to $2.99 per gallon for 2010 from $2.46 per gallon for 2009; while they decreased in 2009 by 35%, from $3.81 per gallon in 2008.

Canadian exchange rates — When comparing the average exchange rate for the years ended December 31, 2010 and 2009, the Canadian exchange rate strengthened by 10%, which increased our expenses in all operating cost categories. The strengthening of the Canadian dollar increased our total operating expenses by $52 million for 2010 as compared with 2009. When comparing 2009 with 2008, the Canadian exchange rate weakened by 7% and decreased our total operating expenses by $40 million.

Volume declines and divestitures — Throughout 2010 and 2009, we experienced volume declines as a result of the continued weakness of the overall economic environment, pricing, competition and recent trends of waste reduction and diversion by consumers. Note that the revenue decline due to lower volume moderated in 2010 as compared with the volume decline in 2009, particularly in the second half of the year. During 2009 we also experienced volume declines as a result of divestitures. We continue to manage our fixed costs and reduce our variable costs as we experience volume declines, and have achieved significant cost savings as a result. These cost decreases have benefited each of the operating cost categories identified in the table below.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
	2010	Period Change		2009	Period Change		2008

Labor and related benefits	$2,300	$40	1.8%	$2,260	$(160)	(6.6)%	$2,420
Transfer and disposal costs	943	6	0.6	937	(111)	(10.6)	1,048
Maintenance and repairs	1,041	8	0.8	1,033	(41)	(3.8)	1,074
Subcontractor costs	770	70	10.0	700	(201)	(22.3)	901
Cost of goods sold	776	288	59.0	488	(324)	(39.9)	812
Fuel	493	79	19.1	414	(301)	(42.1)	715
Disposal and franchise fees and taxes	589	11	1.9	578	(30)	(4.9)	608
Landfill operating costs	294	72	32.4	222	(69)	(23.7)	291
Risk management	202	(9)	(4.3)	211	2	1.0	209
Other	416	18	4.5	398	10	2.6	388

	$7,824	$583	8.1%	$7,241	$(1,225)	(14.5)%	$8,466

The period-to-period changes for each category of operating expenses are discussed below.

Labor and related benefits — Our 2010 expenses increased as a result of (i) higher salaries and wages due to merit increases that were effective in July 2009 for hourly employees and in April 2010 for both salaried and hourly employees; (ii) additional expenses incurred for acquisitions and growth opportunities; and (iii) the strengthening of the Canadian dollar. These cost increases were offset, in part, by cost savings that have been achieved as volumes declined.

When comparing 2009 with 2008, the cost declines were generally a result of (i) headcount and overtime reductions related to volume declines; (ii) effects of foreign currency translation; (iii) a benefit from the restructuring we initiated in January of 2009, although most of these savings were reflected in our selling, general and administrative expenses; and (iv) cost savings provided by our operational improvement initiatives. These cost savings were offset, in part, by higher hourly wages due to merit increases and increased bonus expense as our performance against targets established by our incentive plans was stronger than it had been in 2008.

The comparability of our labor and related benefits costs for the periods presented has also been affected by costs incurred primarily associated with the withdrawal of certain bargaining units from underfunded multiemployer pension plans. These costs increased 2010 expense by $26 million, 2009 expense by $9 million and 2008 expense by $42 million.

Transfer and disposal costs — During 2009 the cost decreases as compared with 2008 were a result of volume declines and our continued focus on reducing disposal costs associated with our third-party disposal volumes by improving internalization. This decrease was also partially due to foreign currency translation.

Maintenance and repairs — Comparing 2009 with 2008, these costs declined as a result of volume declines and various fleet initiatives that favorably affected our maintenance, parts and supplies costs. These decreases were offset partially by cost increases due to differences in the timing and scope of planned maintenance projects at our waste-to-energy and landfill gas-to-energy facilities.

Subcontractor costs — The 2010 increase in subcontractor costs is largely the result of oil spill clean-up activities along the Gulf Coast and is also attributable to higher diesel fuel prices. We incurred $54 million in subcontractor costs related to oil spill clean-up activities this year. When comparing 2009 with 2008, the cost decreases are a result of volume declines, a significant decrease in diesel fuel prices and the effects of foreign currency translation.

Cost of goods sold — The cost changes during the years presented are principally due to changes in the recycling commodity rebates we pay to our customers as a result of changes in market prices for recyclable commodities.

Fuel — The cost changes for 2010 and 2009 are a result of changes in market prices for diesel fuel and volume declines.

Disposal and franchise fees and taxes — These cost decreases in 2009 as compared with 2008 are principally a result of volume declines.

Landfill operating costs — Increases in these costs in the current year were due, in part, to the recognition of additional estimated expense associated with environmental remediation liabilities of $50 million at four closed sites during 2010.

The changes in this category for the years presented were also significantly impacted by the changes in U.S. Treasury rates used to estimate the present value of our environmental remediation obligations and recovery assets. As a result of changes in U.S. Treasury rates, we recognized $2 million of unfavorable adjustments during 2010, compared with $35 million of favorable adjustments during 2009 and $33 million of unfavorable adjustments during 2008. Over the course of 2010, the discount rate we use decreased slightly from 3.75% to 3.50%, although it reached as low as 2.50% in September. During 2009, the rate increased from 2.25% to 3.75% and during 2008, the rate declined from 4.00% to 2.25%.

Risk management — The slight year-over-year decrease in 2010 and the consistent cost levels in 2009 and 2008 reflect the success we have had over the last several years in managing these costs, which can be credited primarily to our continued focus on safety and reduced accident and injury rates.

Other — The comparison of these costs has been significantly affected by the following:

•	In 2010, the increase in costs compared with 2009 was attributable, in part, to (i) our various growth and business development initiatives, (ii) oil spill clean-up activities along the Gulf Coast, and (iii) recently acquired businesses. These cost increases were partially offset by an increase in gains recognized from the sale of surplus real estate assets.

•	In 2009, we had a significant increase in the property taxes assessed for one of our waste-to-energy facilities.

Selling, General and Administrative

Our selling, general and administrative expenses consist of (i) labor and related benefit costs, which include salaries, bonuses, related insurance and benefits, contract labor, payroll taxes and equity-based compensation; (ii) professional fees, which include fees for consulting, legal, audit and tax services; (iii) provision for bad debts, which includes allowances for uncollectible customer accounts and collection fees; and (iv) other selling, general and administrative expenses, which include, among other costs, facility-related expenses, voice and data telecommunication, advertising, travel and entertainment, rentals, postage and printing. In addition, the financial impacts of litigation settlements generally are included in our “Other” selling, general and administrative expenses.

Our selling, general and administrative expenses increased by $97 million, or 7.1%, when comparing 2010 with 2009 and decreased $113 million, or 7.7%, when comparing 2009 with 2008. The current year increase is largely due to (i) increased costs of $52 million during 2010, incurred to support our strategic plan to grow into new markets and provide expanded service offerings and (ii) increased costs of $23 million during 2010, resulting from improvements we are making to our information technology systems. When comparing 2009 with 2008, the decrease was due in part to (i) the realization of benefits associated with our January 2009 restructuring and (ii) increased efforts to reduce controllable spending. Our selling, general and administrative expenses as a percentage of revenues were 11.7% in 2010, 11.6% in 2009 and 11.0% in 2008.

The following table summarizes the major components of our selling, general and administrative costs for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
	2010	Period Change		2009	Period Change		2008

Labor and related benefits	$845	$70	9.0%	$775	$(78)	(9.1)%	$853
Professional fees	175	8	4.8	167	(1)	(0.6)	168
Provision for bad debts	45	(9)	(16.7)	54	(3)	(5.3)	57
Other	396	28	7.6	368	(31)	(7.8)	399

	$1,461	$97	7.1%	$1,364	$(113)	(7.7)%	$1,477

Labor and related benefits — In 2010, our labor and related benefits costs increased due primarily to (i) higher salaries and hourly wages due to merit increases; (ii) higher compensation costs due to an increase in headcount driven by our growth initiatives; (iii) additional bonus expense in 2010 because our performance against targets established by our annual incentive plans was stronger in 2010 compared with 2009; (iv) increased contract labor costs as a result of our current focus on optimizing our information technology systems; (v) increased severance costs; and (vi) higher non-cash compensation costs incurred for equity awards granted under our long-term incentive plans. During the second quarter of 2009, we reversed all compensation costs previously recognized for our 2008 performance share units based on a determination that it was no longer probable that the targets established for that award would be met. Additionally, stock option equity awards granted during the first quarter of 2010 provide for continued vesting for three years following an employee’s retirement, and because retirement-eligible employees are not required to provide any future service to vest in these awards, we recognized all of the compensation expense associated with their awards immediately. We did not incur similar charges in prior years because this retirement provision was not included in any of the equity awards that were granted in 2009 or in 2008.

In 2009, our labor and related benefits costs decreased from 2008 because we realized benefits associated with our January 2009 restructuring. Our labor and related benefits expenses in 2009 were also affected by a significant decrease in non-cash compensation costs associated with the equity-based compensation provided for by our long-term incentive plans as a result of (i) a decline in the grant-date fair value of our equity awards; (ii) lower performance against established targets for certain awards than in the prior year; and (iii) the reversal of all compensation costs previously recognized for our 2008 performance share units. This decrease in non-cash compensation costs was offset, in part, by higher costs associated with our salary deferral plan, the costs of which are directly affected by equity-market conditions. Additionally, contract labor costs incurred for various Corporate support functions were lower during 2009 than in 2008.

Professional fees — In 2010, our professional fees increased due to consulting fees, driven primarily by improvements we are making to our information technology systems and our continued strategic focus to grow into new markets and provide expanded service offerings. This increase was partially offset by a reduction in legal fees in 2010.

Provision for bad debts — Our provision for bad debts was higher in 2009 and in 2008 as compared with 2010 as a result of the Company’s assessment of the weak economic environment in those years and the resulting impacts on our collection risk. However, in the latter part of 2009 and during 2010 our collection risk moderated, thus resulting in a lower provision in 2010.

Other — During 2010, we experienced increases in our (i) litigation reserves, (ii) marketing and advertising costs, due in part to our strategic plan to grow into new markets and provide expanded service offerings, and (iii) computer costs, due in part to improvements we are making to our information technology systems.

In 2009, our focus on reducing controllable spending resulted in decreases in our advertising, meetings, seminars, and travel and entertainment costs. These lower costs were partially due to the January 2009 restructuring. This decline was offset partially by unfavorable litigation settlements in 2009.

Depreciation and Amortization

Depreciation and amortization includes (i) depreciation of property and equipment, including assets recorded for capital leases, on a straight-line basis from three to 50 years; (ii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction and asset retirement costs arising from closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the total estimated remaining capacity of a site, which includes both permitted capacity and expansion capacity that meets our Company-specific criteria for amortization purposes; (iii) amortization of landfill asset retirement costs arising from capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each capping event; and (iv) amortization of intangible assets with a definite life, either using a 150% declining balance approach or a straight-line basis over the definitive terms of the related agreements, which are generally from two to ten years depending on the type of asset.

The following table summarizes the components of our depreciation and amortization costs for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2010	Change		2009	Change		2008

Depreciation of tangible property and equipment	$781	$2	0.3%	$779	$(6)	(0.8)%	$785
Amortization of landfill airspace	372	14	3.9	358	(71)	(16.6)	429
Amortization of intangible assets	41	12	41.4	29	5	20.8	24

	$1,194	$28	2.4%	$1,166	$(72)	(5.8)%	$1,238

The increase in amortization expense of landfill airspace in 2010 is largely due to adjustments to the amortization rates at various landfill sites. These adjustments were principally attributable to increases in cost estimates. The decrease in amortization of landfill airspace expense in 2009 is largely due to volume declines as a result of (i) the slowdown in the economy; (ii) our pricing strategy and competition, both of which significantly reduced our collection volumes; and (iii) the re-direction of waste to third-party disposal facilities in certain regions due to either the closure of our own landfills or the current capacity constraints of landfills where we are seeking an expansion permit. The comparability of our amortization of landfill airspace for the years ended December 31, 2010, 2009, and 2008 has also been affected by adjustments recorded in each year for changes in estimates related to our capping, closure and post-closure obligations. During the years ended December 31, 2010, 2009 and 2008, landfill amortization expense was reduced by $13 million, $14 million and $3 million, respectively, for the effects of these changes in estimates. In each year, the majority of the reduced expense resulting from the revised estimates was associated with capping changes that were generally the result of (i) concerted efforts to improve the operating efficiencies of our landfills and volume declines, both of which have allowed us to delay spending for capping activities; (ii) effectively managing the cost of capping material and construction; or (iii) landfill expansions that resulted in reduced or deferred capping costs.

The increase in amortization expense of intangible assets in 2010 is due to our focus on the growth and development of our business through acquisitions and other investments. The current year increases are primarily related to the amortization of definite-lived operating permits acquired by our healthcare solutions operations, customer lists acquired by our Southern and Midwest Groups and gas rights acquired by our renewable energy operations.

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

This restructuring eliminated over 1,500 employee positions throughout the Company. During 2009, we recognized $50 million of pre-tax charges associated with this restructuring, of which $41 million were related to employee severance and benefit costs. The remaining charges were primarily related to lease obligations for property that will no longer be utilized.

In 2010, we recognized $2 million of income related to the reversal of pre-tax restructuring charges.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2010	2009	2008

Income from divestitures	$(1)	$—	$(33)
Asset impairments	—	83	4
Other	(77)	—	—

	$(78)	$83	$(29)

Income from Divestitures — The net gain from divestitures during 2008 was a result of our focus on selling underperforming businesses and primarily related to the divestiture of underperforming collection operations in our Southern Group.

Asset Impairments — Through December 31, 2008, we capitalized $70 million of accumulated costs associated with the development of a new waste and recycling revenue management system. A significant portion of these costs was specifically associated with the purchase of a license for waste and recycling revenue management software and the efforts required to develop and configure that software for our use. After a failed pilot implementation of the software in one of our smallest Market Areas, the development efforts associated with the revenue management system were suspended in 2007. During 2009, we determined to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of the licensed software. Accordingly, in 2009, we recognized a non-cash charge of $51 million, $49 million of which was recognized during the first quarter of 2009 and $2 million of which was recognized during the fourth quarter of 2009, for the abandonment of the licensed software.

We recognized an additional $32 million of impairment charges during 2009, $27 million of which was recognized by our Western Group during the fourth quarter of 2009 to fully impair a landfill in California as a result of a change in our expectations for the future operations of the landfill. The remaining impairment charges were primarily attributable to a charge required to write down certain of our investments in portable self-storage operations to their fair value as a result of our acquisition of a controlling financial interest in those operations.

During 2008, we recognized a $4 million impairment charge, primarily as a result of a decision to close a landfill in our Southern Group.

Other — We filed a lawsuit in March 2008 related to the revenue management software implementation that was suspended in 2007 and abandoned in 2009. In April 2010, we settled the lawsuit and received a one-time cash payment. The settlement resulted in an increase in income from operations for the year ended December 31, 2010 of $77 million.

Income From Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2010	Change		2009	Change		2008

Reportable segments:
Eastern	$516	$33	6.8%	$483	$(40)	(7.6)%	$523
Midwest	533	83	18.4	450	(25)	(5.3)	475
Southern	844	76	9.9	768	(104)	(11.9)	872
Western	569	48	9.2	521	(91)	(14.9)	612
Wheelabrator	214	(21)	(8.9)	235	(88)	(27.2)	323
Other	(135)	1	(0.7)	(136)	(76)	*	(60)
Corporate and other	(425)	9	(2.1)	(434)	77	(15.1)	(511)

Total	$2,116	$229	12.1%	$1,887	$(347)	(15.5)%	$2,234

*	Percentage change does not provide a meaningful comparison.

Reportable Segments — The most significant items affecting the results of operations of our four geographic Groups during the three-year period ended December 31, 2010 are summarized below:

•	revenue growth from yield on our base business;

•	market prices for recyclable commodities reflected significant improvement year-over-year during 2010 and a sharp decline during 2009 as compared with 2008;

•	the accretive benefits of recent acquisitions, in particular during 2010 and to a lesser extent during 2009;

•	continued volume declines due to economic conditions, increased pricing, competition and recent trends of waste reduction and waste diversion by consumers;

•	increasing direct and indirect costs for diesel fuel, which outpaced the related revenue growth from our fuel surcharge program in both 2010 and 2009, although a portion of the 2010 shortfall was reduced during the fourth quarter due, in part, to changes we made in our fuel surcharge program; and

•	higher salaries and wages due to annual merit increases that were effective in July 2009 for hourly employees and in April 2010 for both salaried and hourly employees.

The comparability of each of our geographic Groups’ operating results for the periods was also affected by the restructuring charges recognized during the year ended December 31, 2009.

Other significant items affecting the comparability of our Groups’ results of operations for the years ended December 31, 2010, 2009 and 2008 are summarized below:

Eastern — During 2009, the Group recognized (i) an $18 million increase in revenues and income from operations associated with an oil and gas lease at one of our landfills; and (ii) a $9 million charge related to bargaining unit employees in New Jersey agreeing to our proposal to withdraw them from an underfunded multiemployer pension fund.

During 2008, the Group’s operating income was negatively affected by a $14 million charge related to the withdrawal of certain collective bargaining units from underfunded multiemployer pension plans.

Midwest — The income from operations of our Midwest Group for 2010 was significantly affected by the recognition of charges of $26 million as a result of employees of five bargaining units in Michigan and Ohio agreeing to our proposal to withdraw them from an underfunded multiemployer pension plan.

The Group’s 2008 operating results were negatively affected by $44 million of additional operating expenses primarily incurred as a result of a labor dispute in Milwaukee, Wisconsin. Included in the labor dispute expenses were $32 million in charges related to the withdrawal of certain of the Group’s bargaining units from underfunded multiemployer pension plans.

Additionally, when comparing the average exchange rate for 2010 with 2009, the Canadian exchange rate strengthened by 10%, which increased the Group’s income from operations. When comparing the average exchange rate for 2009 with 2008, the Canadian exchange rate weakened by 7%, which decreased the Group’s income from operations. The effects of foreign currency translation were the most significant to this Group because substantially all of our Canadian operations are managed by our Midwest Group.

Southern — Additional volumes from oil spill clean-up activities along the Gulf Coast and lower repair and maintenance costs favorably impacted the Group’s 2010 income from operations.

During 2008, the Group’s operating income was favorably affected by $29 million of divestiture gains, offset, in part, by a $3 million landfill impairment charge. Also favorably affecting the comparison of the Group’s results in 2009 as compared with 2008 was the recognition of $9 million of favorable adjustments during 2009 resulting from changes in estimates associated with our obligations for landfill capping, closure and post-closure. Similar favorable adjustments impacted the Group’s results during 2010.

Western — The Group’s 2010 income from operations includes $12 million of additional “Selling, general and administrative” expense recognized as a result of a litigation settlement.

The Group’s 2009 income from operations includes the recognition of an impairment charge of $27 million as a result of a change in expectations for the future operations of an inactive landfill in California.

Further affecting the comparison of 2010 results with 2009 was the recognition of $7 million of favorable adjustments to landfill amortization expense during 2010 associated with our obligations for landfill capping, closure and post-closure, and a net $5 million of expense recognized for adjustments related to these obligations during 2009. The unfavorable adjustments during 2009 primarily related to a closed landfill in Los Angeles, California for which the Group recognized additional amortization expense. The additional expense in 2009 did not affect the comparison to 2008 because, during 2008, we recognized an unfavorable adjustment at the same landfill which was of a similar magnitude.

Wheelabrator — The decrease in the income from operations of our Wheelabrator Group for the year ended December 31, 2010 as compared to 2009 was driven by an increase in maintenance-related outages as compared with the prior year, which resulted in decreased electricity generation and increased plant maintenance costs. These increases are attributable to the acceleration of repair and maintenance expenses at our facility in Portsmouth, Virginia that we acquired in April 2010, and expenses at certain of our other facilities. The Group also experienced an increase in litigation settlement costs as compared with 2009. These unfavorable items were partially offset by the benefit of increased revenues from the sale of metals.

The comparability of the Group’s 2009 income from operations with 2008 was significantly affected by (i) a decline in market prices for electricity, which had a significant impact on the Group’s results in 2009 due to the expiration of several long-term energy contracts and short-term pricing arrangements; (ii) an increase in costs for international and domestic business development activities; and (iii) an increase in “Operating” expenses of $11 million as a result of a significant increase in the property taxes assessed for one of our waste-to-energy facilities. Exposure to current electricity market prices increased from 24% of total electricity production in 2008 to 46% in 2009.

Significant items affecting the comparability of the remaining components of our results of operations for the years ended December 31, 2010, 2009 and 2008 are summarized below:

Other — Our “Other” income from operations includes (i) the effects of those elements of our in-plant services, landfill gas-to-energy operations, and third-party subcontract and administration revenues managed by our Upstream®, Renewable Energy and Strategic Accounts organizations, respectively, that are not included with the operations of our reportable segments; (ii) our recycling and electronic recycling brokerage services; and (iii) the impacts of investments that we are making in expanded service offerings such as portable self-storage and fluorescent lamp recycling. In addition, our “Other” income from operations reflects the impacts of non-operating entities that provide financial assurance and self-insurance support for the Groups or financing for our Canadian operations and also includes certain year-end adjustments recorded in consolidation related to the reportable segments that were not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

The slight improvement in operating results for our “Other” businesses during 2010 as compared with 2009 is due to improvements in our recycling brokerage business as a result of higher recycling commodity prices this year, largely offset by the unfavorable effects of (i) additional costs in the current year to support the Company’s strategic plan to grow into new markets and provide expanded service offerings and (ii) certain year-end adjustments recorded in consolidation related to our reportable segments that were not included in the measure of segment income from operations used to assess their performance for the periods disclosed. For 2010, the adjustments were primarily related to $15 million of additional expense recognized for litigation reserves and associated costs in the Southern and Wheelabrator Groups.

The unfavorable change in 2009 operating results compared with 2008 is largely due to (i) the effect that the previously discussed lower recycling commodity prices had on our recycling brokerage activities; (ii) an increase in costs incurred to support the identification and development of new lines of business that will complement our core business; (iii) the unfavorable impact lower energy prices during 2009 had on our landfill-gas-to-energy operations; and (iv) certain year-end adjustments recorded in consolidation related to our reportable segments that were not included in the measure of segment income from operations used to assess their performance for the periods disclosed.

Corporate and Other — Significant items affecting the comparability of expenses for the periods presented include:

•	a benefit of $128 million when comparing 2010 with 2009 associated with the revenue management software implementation that was suspended in 2007 and abandoned in 2009, comprised of (i) a current year benefit of $77 million resulting from a one-time cash payment from a litigation settlement that occurred in April 2010 and (ii) $51 million in charges recognized during 2009 for the abandonment of the licensed software;

•	the recognition of net charges of $50 million during 2010 for estimates associated with environmental remediation liabilities at four closed sites;

•	the recognition of $34 million of favorable adjustments during 2009 by our closed sites management group due to increases in U.S. Treasury rates used to estimate the present value of our environmental remediation obligations and environmental remediation recovery assets, while in 2010 and 2008 the same group recognized charges to landfill operating costs of $2 million and $32 million, respectively, due to declines in U.S. Treasury rates during those periods;

•	the recognition of $9 million in restructuring charges during 2009;

•	a significant increase in “Selling, general and administrative” expenses during 2010 as result of cost increases related to our equity compensation, consulting fees, bonus expense, annual salary and wage increases and headcount increases to support the Company’s strategic initiatives; partially offset by a favorable litigation settlement during the third quarter of 2010; and

•	a significant decline in “Selling, general and administrative” expenses in 2009 as compared with 2008 resulting from workforce reductions associated with the January 2009 restructuring, increased efforts to reduce our controllable spending and lower equity compensation costs.

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

We are disclosing the following supplemental information related to the operating results of our renewable energy operations for 2010 (in millions) because we believe that it provides information related to the significance of our current renewable energy operations, the profitability of these operations and the costs we are incurring to develop these operations:

		Landfill Gas-	Growth
	Wheelabrator	to-Energy(a)	Opportunities(b)	Total

Operating revenues (including intercompany)	$889	$126	$—	$1,015
Costs and expenses:
Operating	512	51	2	565
Selling, general & administrative	99	3	3	105
Depreciation and amortization	64	24	—	88

	675	78	5	758

Income (loss) from operations	$214	$48	$(5)	$257

(a)	Our landfill gas-to-energy business focuses on generating a renewable energy source from the methane that is produced as waste decomposes. The operating results include the revenues and expenses of landfill gas-to-energy plants that we own and operate, as well as revenues generated from the sale of landfill gas to third-party owner/operators. The operating results of our landfill gas-to-energy business are included within our geographic reportable segments and “Other”.

(b)	Includes businesses and entities we have acquired or invested in through our organic growth group’s business development efforts. These businesses include a landfill gas-to-LNG facility; landfill gas-to-diesel fuels technologies; organic waste streams-to-fuels technologies; and other engineered fuels technologies. The operating results of our Growth Opportunities are included within “Other” in our assessment of our income from operations by segment.

Interest Expense

Our interest expense was $473 million in 2010, $426 million in 2009 and $455 million in 2008. When comparing 2010 with 2009, the significant increase in our interest expense is primarily due to (i) the issuance of an additional $600 million of senior notes in November 2009 to support acquisitions and investments made throughout 2010, (ii) significantly higher costs related to the execution and maintenance of our revolving credit facility, which was refinanced in June 2010, and (iii) a decrease in benefits to interest expense provided by active interest rate swaps as a result of decreases in the notional amount of swaps outstanding. These increases in interest expense were offset, in part, by a decline in market interest rates, which has reduced the interest costs of our tax-exempt borrowings and our Canadian credit facility.

When comparing 2009 with 2008, the decrease in interest expense was primarily due to declines in market interest rates, which increased the benefits to interest expense provided by our active interest rate swap agreements and reduced the interest expense associated with our tax-exempt bonds and our Canadian credit facility.

Interest income

Interest income was $4 million in 2010, $13 million in 2009 and $19 million in 2008. The decreases in interest income are primarily related to a decline in market interest rates. Although our average cash and cash equivalents balances increased each year, near-historic low short-term interest rates have resulted in insignificant interest income being generated on current balances.

Equity in Net Losses of Unconsolidated Entities

During 2010, our “Equity in net losses of unconsolidated entities” was primarily related to our noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The equity losses generated by the limited liability company were more than offset by tax benefits realized as a result of this investment as discussed below in Provision for Income Taxes. Refer to Note 9 to the Consolidated Financial Statements for more information related to our federal low-income housing investment.

Provision for Income Taxes

We recorded provisions for income taxes of $629 million in 2010, $413 million in 2009 and $669 million in 2008. These tax provisions resulted in an effective income tax rate of approximately 38.5%, 28.1%, and 37.2% for 2010, 2009 and 2008, respectively. The comparability of our reported income taxes for the years ended December 31, 2010, 2009 and 2008 is primarily affected by (i) variations in our income before income taxes; (ii) the utilization of a capital loss carry-back; (iii) the realization of state net operating loss and credit carry-forwards; (iv) changes in effective state and Canadian statutory tax rates; (v) tax audit settlements; and (vi) the impact of federal low-income housing tax credits. The impacts of these items are summarized below:

•	Capital Loss Carry-back — During 2009, we generated a capital loss from the liquidation of a foreign subsidiary. We determined that the capital loss could be utilized to offset capital gains from 2006 and 2007, which resulted in a reduction to our 2009 “Provision for income taxes” of $65 million.

•	State Net Operating Loss and Credit Carry-forwards — During 2010, 2009 and 2008, we released state net operating loss and credit carry-forwards resulting in a reduction to our “Provision for income taxes” for those periods of $4 million, $35 million and $3 million, respectively.

•	Canadian and State Tax Rate Changes — During 2009, the provincial tax rates in Ontario were reduced, which resulted in a $13 million tax benefit as a result of the revaluation of the related deferred tax balances.

During 2010, our current state tax rate increased from 6.25% to 6.75% resulting in an increase to our provision for income taxes of $5 million. In addition, our state deferred income taxes increased $37 million to reflect the impact of changes in the estimated tax rate at which existing temporary differences will be realized. During 2009, our current state tax rate increased from 6.0% to 6.25% and our deferred state tax rate increased from 5.5% to 5.75%, resulting in an increase to our income taxes of $3 million and $6 million, respectively. During 2008, our current state tax rate increased from 5.5% to 6.0%, resulting in an increase to our income taxes of $5 million. The increases in these rates are primarily due to changes in state law. The comparison of our effective state tax rate during the reported periods has also been affected by return-to-accrual adjustments, which increased our “Provision for income taxes” in 2010 and reduced our “Provision for income taxes” in 2009 and 2008.

•	Tax Audit Settlements — The settlement of various tax audits resulted in reductions in income tax expense of $8 million for the year ended December 31, 2010, $11 million for the year ended December 31, 2009 and $26 million for the year ended December 31, 2008.

•	Federal Low-income Housing Tax Credits — Our federal low-income housing investment and the resulting credits reduced our provision for income taxes by $26 million for the year ended December 31, 2010. Refer to Note 9 to the Consolidated Financial Statements for more information related to our federal low-income housing investment.

We expect our 2011 recurring effective tax rate will be approximately 35.7% based on expected income levels and additional Section 45 tax credits resulting from our investment in a refined coal facility. Specifically, in January 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. The facility’s refinement processes qualify for federal tax credits which we expect to realize through 2019 in accordance with Section 45 of the Internal Revenue Code.

The Small Business Jobs Act, signed into law in September 2010, contains a tax incentive package that includes a one-year extension through 2010 of the 50 percent bonus, or accelerated, depreciation provision first enacted in 2008 and subsequently renewed in 2009. The provision had expired at the end of 2009. Under the bonus depreciation provision, 50 percent of the basis of qualified capital expenditures may be deducted in the year the property is placed in service and the remaining 50 percent deducted under normal depreciation rules. The acceleration of deductions on 2010 capital expenditures resulting from the bonus depreciation provision had no impact on our effective tax rate. However, the ability to accelerate depreciation deductions did decrease our 2010 cash taxes by $60 million. Taking the accelerated tax depreciation will result in increased cash taxes in future periods when the accelerated deductions for these capital expenditures would have otherwise been taken.

In addition, new tax law signed on December 17, 2010 includes an extension of the bonus depreciation allowance through the end of 2011, and increases the amount of qualifying capital expenditures that can be depreciated immediately from 50 percent to 100 percent. The 100 percent depreciation deduction applies to qualifying property placed in service between September 8, 2010 and December 31, 2011. The passage of the extension of bonus depreciation is estimated to decrease our 2011 cash taxes by approximately $190 million. The cash tax benefit realized in 2011 will result in increased cash taxes in future periods when the deduction for these capital expenditures would have otherwise been realized.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $49 million in 2010, $66 million in 2009 and $41 million in 2008. In each period, these amounts have been principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator Group. However the comparison of these amounts for the reported periods has been affected by (i) our January 2010 acquisition of a controlling financial interest in a portable self-storage business and (ii) the deconsolidation of certain capping, closure, post-closure and environmental remediation trusts as a result of our implementation of authoritative accounting guidance, effective January 1, 2010, associated with variable interest entities.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 266 solid waste and five secure hazardous waste landfills at December 31, 2010 and we owned or operated 268 solid waste and five hazardous waste landfills at December 31, 2009. At December 31, 2010 and 2009, the expected remaining capacity, in cubic yards and tonnage of waste that can be accepted at our owned or operated landfills, is shown below (in millions):

	December 31, 2010			December 31, 2009
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Remaining cubic yards	4,793	600	5,393	4,546	739	5,285
Remaining tonnage	4,391	603	4,994	4,075	726	4,801

Based on remaining permitted airspace as of December 31, 2010 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 40 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion permit. We are seeking expansion permits at 33 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions section above. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 45 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills we own or operate as of December 31, 2010, segregated by their estimated operating lives (in years), based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	0 to 5	6 to 10	11 to 20	21 to 40	41+	Total

Owned	12	7	34	70	87	210
Operated through lease(a)	5	5	4	3	9	26
Operating contracts(b)	10	5	11	4	5	35

Total landfills	27	17	49	77	101	271

(a)	From an operating perspective, landfills we operate through lease agreements are similar to landfills we own because we own the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill. We are usually responsible for the capping, closure and post-closure obligations of the landfills we lease.

(b)	For operating contracts, the property owner owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. However, we are generally responsible for capping, closure and post-closure obligations under the operating contracts.

The following table reflects landfill capacity and airspace changes, as measured in tons of waste, for landfills owned or operated by us during the years ended December 31, 2010 and 2009 (in millions):

	December 31, 2010			December 31, 2009
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity

Balance, beginning of year	4,075	726	4,801	3,979	794	4,773
Acquisitions, divestitures, newly permitted landfills and closures	14	—	14	33	—	33
Changes in expansions pursued(a)	—	120	120	—	83	83
Expansion permits granted(b)	238	(238)	—	129	(129)	—
Airspace consumed	(91)	—	(91)	(92)	—	(92)
Changes in engineering estimates and other(c)	155	(5)	150	26	(22)	4

Balance, end of year	4,391	603	4,994	4,075	726	4,801

(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits.

(b)	We received expansion permits at 13 of our landfills during 2010 and ten of our landfills during 2009, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal capacity of our existing landfills.

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

The tons received at our landfills in 2010 and 2009 are shown below (tons in thousands):

	2010					2009
	# of		Total		Tons	# of	Total		Tons
	Sites		Tons		per Day	Sites	Tons		per Day

Solid waste landfills	266	(a)	91,863		336	268	91,901		337
Hazardous waste landfills	5		667		2	5	1,026		4

	271		92,530		338	273	92,927		341

Solid waste landfills closed or divested during related year	3		295			4	328

			92,825	(b)			93,255	(b)

(a)	In 2010, we developed one landfill, closed two landfills and our contract expired at one landfill.

(b)	These amounts include 1.7 million tons at December 31, 2010 and 1.5 million tons at December 31, 2009 that were received at our landfills but were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate receives certification of closure from the applicable regulatory agency, we generally transfer the management of the site, including any remediation activities, to our closed sites management group. As of December 31, 2010, our closed sites management group managed 202 closed landfills.

Landfill Assets — We capitalize various costs that we incur to prepare a landfill to accept waste. These costs generally include expenditures for land (including the landfill footprint and required landfill buffer property), permitting, excavation, liner material and installation, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, and on-site road construction and other capital infrastructure costs. The cost basis of our landfill assets also includes estimates of future costs associated with landfill capping, closure and post-closure activities, which are discussed further below.

The following table reflects the total cost basis of our landfill assets and accumulated landfill airspace amortization as of December 31, 2010 and 2009, and summarizes significant changes in these amounts during 2010 (in millions):

		Accumulated
	Cost Basis of	Landfill Airspace
	Landfill Assets	Amortization	Landfill Assets

December 31, 2009	$12,301	$(6,448)	$5,853
Capital additions	428	—	428
Asset retirement obligations incurred and capitalized	47	—	47
Acquisitions	—	—	—
Amortization of landfill airspace	—	(372)	(372)
Foreign currency translation	70	(19)	51
Asset retirements and other adjustments	(69)	47	(22)

December 31, 2010	$12,777	$(6,792)	$5,985

As of December 31, 2010, we estimate that we will spend approximately $400 million in 2011, and approximately $1 billion in 2012 and 2013 combined for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

Landfill and Environmental Remediation Liabilities — As we accept waste at our landfills, we incur significant asset retirement obligations, which include liabilities associated with landfill capping, closure and post-closure activities. These liabilities are accounted for in accordance with authoritative guidance associated with accounting for asset retirement obligations, and are discussed in Note 3 of our Consolidated Financial Statements. We also have liabilities for the remediation of properties that have incurred environmental damage, which generally was caused by operations or for damage caused by conditions that existed before we acquired operations or a site. We recognize environmental remediation liabilities when we determine that the liability is probable and the estimated cost for the likely remedy can be reasonably estimated.

The following table reflects our landfill liabilities and our environmental remediation liabilities as of December 31, 2010 and 2009, and summarizes significant changes in these amounts during 2010 (in millions):

		Environmental
	Landfill	Remediation

December 31, 2009	$1,267	$256
Obligations incurred and capitalized	47	—
Obligations settled	(86)	(36)
Interest accretion	82	5
Revisions in cost estimates and interest rate assumptions	(49)	61
Acquisitions, divestitures and other adjustments	5	(2)

December 31, 2010	$1,266	$284

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

	Years Ended December 31,
	2010	2009	2008

Interest accretion on landfill liabilities	$82	$80	$77
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	8	(30)	41
Leachate and methane collection and treatment	64	69	69
Landfill remediation costs	63	23	17
Other landfill site costs	77	80	87

Total landfill operating costs	$294	$222	$291

The comparison of these costs for the reported periods has been significantly affected by accounting for changes in the risk-free discount rate that we use to estimate the present value of our environmental remediation liabilities and environmental remediation recovery assets, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted-average period until settlement of the underlying obligations. Additionally, in 2010, we increased our cost estimates associated with environmental remediation obligations primarily based on a review and evaluation of existing remediation projects. As these remediation projects progressed, more defined reclamation plans were developed, resulting in an increase in remediation expense to reflect the more likely remedies.

Amortization of landfill airspace, which is included as a component of “Depreciation and amortization” expense, includes the following:

•	the amortization of landfill capital costs, including (i) costs that have been incurred and capitalized and (ii) estimated future costs for landfill development and construction required to develop our landfills to their remaining permitted and expansion airspace; and

•	the amortization of asset retirement costs arising from landfill capping, closure and post-closure obligations, including (i) costs that have been incurred and capitalized and (ii) projected asset retirement costs.

Amortization expense is recorded on a units-of-consumption basis, applying cost as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. Landfill capital costs and closure and post-closure asset retirement costs are generally incurred to support the operation of the landfill over its entire operating life, and are, therefore, amortized on a per-ton basis using a landfill’s total airspace capacity. Capping asset retirement costs are attributed to a specific capping event, and are, therefore, amortized on a per-ton basis using each discrete capping event’s estimated airspace capacity. Accordingly, each landfill has multiple per-ton amortization rates.

The following table calculates our landfill airspace amortization expense on a per-ton basis:

	Years Ended December 31,
	2010	2009	2008

Amortization of landfill airspace (in millions)	$372	$358	$429
Tons received, net of redirected waste (in millions)	91	92	107
Average landfill airspace amortization expense per ton	$4.08	$3.90	$4.01

Different per-ton amortization rates are applied at each of our 271 landfills, and per-ton amortization rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill capping, closure and post-closure activities; and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace amortization expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company year-over-year. The comparability of our total Company average landfill airspace amortization expense per ton for the years ended December 31, 2010, 2009 and 2008 has also been affected by the recognition of reductions to amortization expense for changes in our estimates related to our capping, closure and post-closure obligations. Landfill amortization expense was reduced by $13 million in 2010, $14 million in 2009 and $3 million in 2008, for the effects of these changes in estimates. In each year, the majority of the reduced expense resulted from revisions in the estimated timing or cost of capping events that were generally the result of (i) concerted efforts to improve the operating efficiencies of our landfills and volume declines, both of which have allowed us to delay spending for capping activities; (ii) effectively managing the cost of capping material and construction; or (iii) landfill expansions that resulted in reduced or deferred capping costs.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet and landfill equipment; (iii) construction, refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; (v) capping, closure and post-closure activities at our landfills; (vi) the repayment of debt and discharging of other obligations; and (vii) investments and acquisitions that we believe will be accretive and provide continued growth in our business. We also are committed to providing our shareholders with a return on their investment through our capital allocation program that provides for dividend payments and share repurchases.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of December 31, 2010 and 2009 (in millions):

	2010	2009

Cash and cash equivalents	$539	$1,140

Restricted trust and escrow accounts:
Capping, closure, post-closure and environmental remediation funds	$124	$231
Tax-exempt bond funds	14	65
Other	8	10

Total restricted trust and escrow accounts	$146	$306

Debt:
Current portion	$233	$749
Long-term portion	8,674	8,124

Total debt	$8,907	$8,873

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$79	$91

Cash and cash equivalents — Cash and cash equivalents consist primarily of cash on deposit and money market funds that invest in U.S. government obligations with original maturities of three months or less. The year-over-year decrease in our cash balances is largely attributable to our November 2009 senior note issuance. We used a significant portion of the proceeds of this debt issuance to fund investments and acquisitions during the first half of 2010, including (i) our acquisition of a waste-to-energy facility in Portsmouth, Virginia for $150 million and (ii) our purchase of a 40% equity investment in SEG, a subsidiary of Shanghai Chengtou Holding Co., Ltd., for $142 million. Pending application of the offering proceeds as described, we temporarily invested the proceeds in money market funds, which were reflected as cash equivalents in our December 31, 2009 Consolidated Balance Sheet.

Restricted trust and escrow accounts — Restricted trust and escrow accounts consist primarily of (i) funds deposited for purposes of settling landfill capping, closure, post-closure and environmental remediation obligations; and (ii) funds received from the issuance of tax-exempt bonds held in trust for the construction of various projects or facilities. These balances are primarily included within long-term “Other assets” in our Consolidated Balance Sheets.

The decrease in capping, closure, post-closure and environmental remediation funds from December 31, 2009 is due to our implementation of revised accounting guidance related to the consolidation of variable interest entities. Effective January 1, 2010, we were required to deconsolidate trusts for which power over significant activities is shared, which reduced our restricted trust and escrow accounts by $109 million. Beginning in 2010, our interests in these variable interest entities were accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables” and as long-term “Other assets” in our Consolidated Balance Sheet.

The decrease in tax-exempt bond funds is attributable to reimbursements distributed to us by the trust funds for approved construction and equipment expenditures and to a decrease in new tax-exempt borrowings.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but also use other instruments and facilities when appropriate. The components of our long-term borrowings as of December 31, 2010 are described in Note 7 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2009 to December 31, 2010 can primarily be attributed to (i) $908 million of cash borrowings, including $592 million in net proceeds from the June 2010 issuance of $600 million of senior notes; (ii) the cash repayment of $1,112 million of outstanding borrowings at their scheduled maturities, including the repayment of $600 million of senior notes in August 2010 and; (iii) our investment in an entity that invests in and manages federal low-income housing projects, which increased our debt obligation by $215 million.

As of December 31, 2010, we had (i) $502 million of debt maturing within twelve months, including U.S.$212 million under our Canadian credit facility and $147 million of 7.65% senior notes that mature in March 2011; and (ii) $405 million of fixed-rate tax-exempt borrowings subject to re-pricing within the next twelve months. The amount reported as the current portion of long-term debt as of December 31, 2010 excludes $674 million of these amounts because we have the intent and ability to refinance portions of our current maturities on a long-term basis.

We have credit facilities in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit (in millions) at December 31, categorized by type of facility:

	2010	2009

Revolving credit facility(a)	$1,138	$1,578
Letter of credit facilities(b)	505	371
Other(c)	237	173

	$1,880	$2,122

(a)	In June 2010, we entered into a three-year, $2.0 billion revolving credit facility, replacing the $2.4 billion revolving credit facility that would have matured in August 2011. At December 31, 2010, we had no outstanding borrowings and $1,138 million of letters of credit issued and supported by the facility. The unused and available credit capacity was $862 million at December 31, 2010.

(b)	As of December 31, 2010, we had an aggregate committed capacity of $505 million under letter of credit facilities with maturities that extend from June 2013 to June 2015. As of December 31, 2010, no borrowings were outstanding under these letter of credit facilities and we had no unused or available credit capacity.

(c)	These letters of credit are outstanding under various arrangements that do not obligate the counterparty to provide a committed capacity.

The decrease in the utilization of the revolving credit facility and the increase in the utilization of our letter of credit and other facilities is due to the significantly higher costs associated with the $2.0 billion revolving credit facility that was executed in June 2010.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31 (in millions):

	2010	2009	2008

Net cash provided by operating activities	$2,275	$2,362	$2,575

Net cash used in investing activities	$(1,606)	$(1,250)	$(1,183)

Net cash used in financing activities	$(1,273)	$(457)	$(1,256)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for 2010 and 2009 are summarized below:

•	Increase in earnings — Our income from operations increased by $229 million on a year-over-year basis, driven, in part, by a favorable cash benefit of $77 million resulting from a litigation settlement in April 2010. This earnings increase was also impacted by (i) the recognition of a $51 million non-cash charge during the fourth quarter of 2009 associated with the abandonment of licensed revenue management software and (ii) the recognition of a $27 million non-cash charge in the fourth quarter of 2009 as a result of a change in expectations for the future operations of an inactive landfill in California.

The comparison of our 2010 and 2009 income from operations was also affected by a $91 million increase in non-cash charges attributable to (i) equity-based compensation expense; (ii) interest accretion on landfill liabilities; (iii) interest accretion and discount rate adjustments on environmental remediation liabilities and recovery assets; (iv) depreciation and amortization; and (v) the impact of the withdrawal of certain bargaining units from multiemployer pension plans. While the increase in non-cash charges unfavorably affected our earnings comparison, there is no impact on net cash provided by operating activities.

•	Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was negatively impacted in 2010 and favorably impacted in 2009, by changes in our working capital accounts. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable changes, which are affected by both cost changes and timing of payments. Additionally, the following are other significant items that affected our cash flow from operations:

•	Increased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $86 million higher on a year-over-year basis. The comparability of our effective tax rates is discussed in the Provision for income taxes section above.

•	Increased interest payments — Cash paid for interest was approximately $61 million higher on a year-over-year basis. This increase is primarily due to (i) the issuance of an additional $600 million of senior notes in November 2009 to support acquisitions and investments made throughout 2010; (ii) significantly higher costs related to the execution and maintenance of our revolving credit facility, which was refinanced in June 2010; and (iii) a decrease in benefits to interest expense provided by active interest rate swaps as a result of decreases in the notional amount of swaps outstanding.

•	Settlement of Canadian hedge — In December 2010, our previously existing foreign currency hedges matured and we paid cash of $37 million upon settlement. The cash payment from the settlement has been classified as a change in accrued liabilities within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

•	Liquidation of a foreign subsidiary — We received a $65 million federal tax refund in the third quarter of 2010 related to the liquidation of a foreign subsidiary in 2009. The cash proceeds have been classified as a change in other current assets within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

The most significant items affecting the comparison of our operating cash flows for 2009 and 2008 are summarized below:

•	Decrease in earnings — Our income from operations, excluding depreciation and amortization, decreased by $419 million on a year-over-year basis. However, this earnings decline was also impacted by (i) the recognition of a $51 million non-cash charge during the fourth quarter of 2009 associated with the abandonment of licensed revenue management software and (ii) the recognition of a $27 million non-cash charge in the fourth quarter of 2009 as a result of a change in expectations for the future operations of a landfill in California.

Further, approximately $55 million of the year-over-year decrease in earnings is related to the impact of divestiture gains and gains on sale of assets for which the cash flow impacts are reflected in investing activities in the caption “Proceeds from divestitures of businesses and other sales of assets.”

The comparison of our 2009 and 2008 income from operations was also affected by an $86 million decrease in non-cash charges attributable to (i) interest accretion and discount rate adjustments on environmental remediation liabilities and recovery assets; (ii) equity-based compensation expense; and (iii) interest accretion on landfill liabilities. While the decrease in non-cash charges favorably affected our earnings comparison, there is no impact on net cash provided by operating activities.

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

•	Decreased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $140 million lower on a year-over-year basis. The comparability of our effective tax rates is discussed in the Provision for income taxes section above.

•	Decreased interest payments — Cash paid for interest was approximately $60 million lower on a year-over-year basis. This decrease is primarily due to a decline in market interest rates, which (i) increased the benefits to our interest costs provided by our active interest rate swap agreements and (ii) reduced the interest costs associated with our variable-rate tax-exempt debt.

•	Decreased bonus payments — Employee bonus payments earned in 2008, which were paid in the first quarter of 2009, were lower than the bonus payments earned in 2007 but paid in 2008 due to the relative strength of our financial performance against incentive measures in 2007 as compared with 2008. The year-over-year decrease in cash bonuses favorably affected the comparison of our cash flow from operations by approximately $35 million.

•	Termination of interest rate swaps — In December 2009, we elected to terminate interest rate swaps with a notional amount of $350 million that were scheduled to mature in November 2012. Upon termination of the swaps, we received $20 million in cash for their fair value plus accrued interest receivable. The cash proceeds received from the termination of interest rate swap agreements have been classified as a change in other assets within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

•	Accounts payable processes — Changes in our accounts payable balances have favorably impacted our year-over-year cash flow from operations change by approximately $20 million.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

•	Acquisitions — Our spending on acquisitions increased from $280 million and $281 million during 2008 and 2009, respectively, to $407 million in 2010. During the second quarter of 2010, we paid approximately $150 million to acquire a waste-to-energy facility in Portsmouth, Virginia. We continue to focus on accretive acquisitions and growth opportunities that will contribute to improved future results of operations and enhance and expand our existing service offerings.

•	Capital expenditures — We used $1,104 million during 2010 for capital expenditures, compared with $1,179 million in 2009 and $1,221 million in 2008.

•	Net receipts from restricted funds — Net cash received from our restricted trust and escrow accounts, which are largely generated from the issuance of tax-exempt bonds for our capital needs, contributed $48 million to our investing activities in 2010 compared with $196 million in 2009 and $178 million in 2008. The significant decrease in cash received from our restricted trust and escrow accounts during 2010 is due to a decrease in tax-exempt borrowings.

•	Investments in unconsolidated entities — We made $173 million of cash investments in unconsolidated entities during 2010. These cash investments were primarily related to a $142 million payment made to acquire a 40% equity investment in Shanghai Environment Group, a subsidiary of Shanghai Chengtou Holding Co., Ltd. As a joint venture partner in SEG, we will participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG will also focus on building new waste-to-energy facilities in China.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•	Share repurchases and dividend payments — Our 2010, 2009 and 2008 share repurchases and dividend payments have been made in accordance with capital allocation programs approved by our Board of Directors.

We paid $501 million for share repurchases in 2010, compared with $226 million in 2009 and $410 million in 2008. We repurchased approximately 15 million, 7 million and 12 million shares of our common stock in 2010, 2009 and 2008, respectively. The decline in share repurchases during 2009 is largely attributable to the suspension of our share repurchases in July 2008 in connection with a proposed acquisition and to the state of the financial markets and the economy. Given the stabilization of the capital markets and economic conditions, we elected to resume our share repurchases during the third quarter of 2009.

We paid an aggregate of $604 million in cash dividends during 2010, compared with $569 million in 2009 and $531 million in 2008. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.27 in 2008, to $0.29 in 2009 and to $0.315 in 2010, and has been offset in part by a reduction in our common stock outstanding as a result of our share repurchase programs.

In December 2010, the Board of Directors announced that it expects future quarterly dividend payments will be $0.34 per share for dividends declared in 2011. All 2011 share repurchases will be made at the discretion of management, up to $575 million, as approved by the Board of Directors in December 2010, and all actual future dividends must first be declared by the Board of Directors at its discretion, with all decisions dependent on various factors, including our net earnings, financial condition, cash required for future acquisitions and investments and other factors deemed relevant.

•	Proceeds from the exercise of common stock options— The exercise of common stock options and the related excess tax benefits generated a total of $54 million of financing cash inflows during 2010 compared with $20 million during 2009 and $37 million in 2008.

•	Net debt repayments — Net debt repayments were $204 million in 2010, net debt borrowings were $414 million in 2009 and net debt repayments were $260 million in 2008. The following summarizes our most significant cash borrowings and debt repayments made during each year (in millions):

	Years Ended December 31,
	2010	2009	2008

Borrowings:
Revolving credit facility	$—	$—	$350
Canadian credit facility	316	364	581
Senior notes	592	1,385	594

	$908	$1,749	$1,525

Repayments:
Revolving credit facility	$—	$(310)	$(371)
Canadian credit facility	(372)	(395)	(634)
Senior notes	(600)	(500)	(633)
Tax exempt bonds	(52)	(65)	(19)
Tax exempt project bonds	(39)	(39)	(67)
Capital leases and other debt	(49)	(26)	(61)

	$(1,112)	$(1,335)	$(1,785)

Net borrowings (repayments)	$(204)	$414	$(260)

This summary excludes the impacts of non-cash borrowings and debt repayments. During the year ended December 31, 2010, we had a $215 million non-cash increase in our debt obligations as a result of the issuance of a note payable in return for a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. This investment is discussed in detail in Note 9. For the years ended December 31, 2009 and 2008, these non-cash financing activities were primarily associated with our tax-exempt bond financings. Proceeds from tax-exempt bond issuances, net of principal repayments made directly from trust funds, were $105 million in 2009 and $169 million in 2008.

•	Other — Net cash provided by other financing activities was $18 million in 2010 while net cash used in other financing activities was $50 million in 2009 and $43 million in 2008. These activities are primarily attributable to changes in our accrued liabilities for checks written in excess of cash balances due to the timing of cash deposits or payments. The cash provided by these activities in 2010 was offset, in part, by $13 million of financing costs paid to execute our new $2.0 billion revolving credit facility.

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2011	2012	2013	2014	2015	Thereafter	Total
Recorded Obligations:
Expected environmental liabilities(a)
Capping, closure and post-closure	$105	$116	$96	$102	$107	$1,943	$2,469
Environmental remediation	43	37	21	30	24	141	296

	148	153	117	132	131	2,084	2,765
Debt payments(b),(c),(d)	511	614	203	459	452	6,600	8,839
Unrecorded Obligations:(e)
Non-cancelable operating lease obligations	82	76	62	51	40	215	526
Estimated unconditional purchase obligations(f)	85	84	58	21	16	238	502

Anticipated liquidity impact as of December 31, 2010	$826	$927	$440	$663	$639	$9,137	$12,632

(a)	Environmental liabilities include capping, closure, post-closure and environmental remediation costs. The amounts included here reflect environmental liabilities recorded in our Consolidated Balance Sheet as of December 31, 2010 without the impact of discounting and inflation. Our recorded environmental liabilities for capping, closure and post-closure will increase as we continue to place additional tons within the permitted airspace at our landfills.

(b)	The amounts reported here represent the scheduled principal payments related to our long-term debt, excluding related interest. Refer to Note 7 to the Consolidated Financial Statements for information regarding interest rates.

(c)	Our debt obligations as of December 31, 2010 include $405 million of tax-exempt bonds subject to re-pricing within the next twelve months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowing for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2010, refer to Note 7 to the Consolidated Financial Statements.

(d)	Our recorded debt obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in an impact to our liquidity in future periods.

(e)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees, as discussed in Note 11 to the Consolidated Financial Statements, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.

(f)	Our unconditional purchase obligations are for various contractual obligations that we generally incur in the ordinary course of our business. Certain of our obligations are quantity driven. For these contracts, we have estimated our future obligations based on the current market values of the underlying products or services. Accordingly, the amounts reported in the table are not necessarily indicative of our actual cash flow obligations. See Note 11 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations.

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

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 11 to the Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2010 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Inflation

While inflationary increases in costs, including the cost of diesel fuel, have affected our operating margins in recent years, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, as of December 31, 2010, over 35% of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

New Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements — In October 2009, the FASB amended authoritative guidance associated with multiple-deliverable revenue arrangements. This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which consideration is allocated across the separately identifiable deliverables. The amendments to authoritative guidance associated with multiple-deliverable revenue arrangements became effective for the Company on January 1, 2011. The new accounting standard may be applied either retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the date of adoption. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

However, our adoption of this guidance may significantly impact our accounting and reporting for future revenue arrangements to the extent they are material.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of December 31, 2010, all of our derivative transactions were related to actual or anticipated economic exposures. We are exposed to credit risk in the event of non-performance by our derivative counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities, although our interest costs can also be significantly affected by our on-going financial assurance needs, which are discussed in the Financial Assurance and Insurance Obligations section of Item 1.

As of December 31, 2010, we had $8.8 billion of long-term debt when excluding the impacts of accounting for fair value adjustments attributable to interest rate derivatives, discounts and premiums. The effective interest rates of approximately $1.8 billion of our outstanding debt obligations are subject to change during 2011. The most significant components of our variable-rate debt obligations are (i) $500 million of “receive fixed, pay variable” interest rate swaps associated with outstanding fixed-rate senior notes; (ii) $611 million of tax-exempt bonds that are subject to re-pricing on either a daily or weekly basis through a remarketing process; (iii) $405 million of tax-exempt bonds with term interest rate periods that are subject to re-pricing within twelve months; and (iv) $215 million of outstanding advances under our Canadian Credit Facility. As of December 31, 2009, the effective interest rates of approximately $3.0 billion of our outstanding debt obligations were subject to change within twelve months.

The decrease in outstanding debt obligations exposed to variable interest rates in 2010 is generally a result of a $600 million decrease in the notional amount of active interest rate swaps and decreases in our variable-rate tax-exempt bonds. The decline in our variable-rate debt obligations has reduced the potential volatility to our operating results and cash flows that results from fluctuations in market interest rates. We currently estimate that a 100 basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2011 interest expense by approximately $13 million.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our “fixed-rate” tax exempt bonds, through the end of a term interest rate period that exceeds twelve months. In addition, as of December 31, 2010, we have forward-starting interest rate swaps with a notional amount of $525 million. The fair value of our fixed-rate debt obligations and various interest rate derivative instruments can increase or decrease significantly if market interest rates change.

We have performed sensitivity analyses to determine how market rate changes might affect the fair value of our market risk-sensitive derivatives and related positions. These analyses are inherently limited because they reflect a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves attributable to these instruments would have decreased the fair value of our combined debt and interest rate derivative positions by approximately $658 million at December 31, 2010.

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

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel; recyclable materials, including aluminum, old corrugated cardboard and old newsprint; and electricity, which generally correlates with natural gas prices in many of the markets where we operate. With the exception of electricity commodity derivatives, which are discussed below, we generally have not entered into derivatives to hedge the risks associated with changes in the market prices of these commodities during the three years ended December 31, 2010. Alternatively, we attempt to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues also increase or decrease.

During 2010, approximately 47% of the electricity revenue at our waste-to-energy facilities was subject to current market rates, and we currently expect that nearly 54% of our electricity revenues at our waste-to-energy facilities will be at market rates by the end of 2011. Our exposure to variability associated with changes in market prices for electricity has increased because several long-term power purchase agreements have expired. The energy markets have changed significantly since the expiring contracts were executed and we have found that medium- and long-term electricity contracts are less favorable in the current environment. As we renegotiate our power-purchase agreements, we expect that a more substantial portion of our energy sales at our waste-to-energy facilities and landfill gas-to-energy plants will be based on current market rates. Accordingly, in 2010 we implemented a more actively managed energy program, which includes a hedging strategy intended to decrease the exposure of our revenues to volatility due to market prices for electricity. Refer to Note 8 of the Consolidated Financial Statements for additional information regarding our electricity commodity derivatives.

Currency Rate Exposure — From time to time, we use currency derivatives to mitigate the impact of currency translation on cash flows of intercompany Canadian-currency denominated debt transactions. Our foreign currency derivatives have not materially affected our financial position or results of operations for the periods presented. In addition, while changes in foreign currency exchange rates could significantly affect the fair value of our foreign currency derivatives, we believe these changes in fair value would not have a material impact to the Company. Refer to Note 8 of the Consolidated Financial Statements for additional information regarding our foreign currency derivatives.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Waste Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Waste Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Management, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in equity for each of the three years in the period ended December 31, 2010, and our report dated February 17, 2011 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in equity for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted certain provisions of ASC Topic 810, “Consolidation” related to noncontrolling interests in consolidated financial statements. Additionally, effective January 1, 2010, the Company adopted certain provisions of ASC Topic 810, “Consolidation” related to the consolidation of variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waste Management, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 17, 2011

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$539	$1,140
Accounts receivable, net of allowance for doubtful accounts of $26 and $31, respectively	1,510	1,408
Other receivables	146	119
Parts and supplies	130	110
Deferred income taxes	40	116
Other assets	117	117

Total current assets	2,482	3,010
Property and equipment, net of accumulated depreciation and amortization of $14,690 and $13,994, respectively	11,868	11,541
Goodwill	5,726	5,632
Other intangible assets, net	295	238
Other assets	1,105	733

Total assets	$21,476	$21,154

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$692	$567
Accrued liabilities	1,100	1,128
Deferred revenues	460	457
Current portion of long-term debt	233	749

Total current liabilities	2,485	2,901
Long-term debt, less current portion	8,674	8,124
Deferred income taxes	1,662	1,509
Landfill and environmental remediation liabilities	1,402	1,357
Other liabilities	662	672

Total liabilities	14,885	14,563

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,528	4,543
Retained earnings	6,400	6,053
Accumulated other comprehensive income	230	208
Treasury stock at cost, 155,235,711 and 144,162,063 shares, respectively	(4,904)	(4,525)

Total Waste Management, Inc. stockholders’ equity	6,260	6,285
Noncontrolling interests	331	306

Total equity	6,591	6,591

Total liabilities and equity	$21,476	$21,154

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except per Share Amounts)

	Years Ended December 31,
	2010	2009	2008

Operating revenues	$12,515	$11,791	$13,388

Costs and expenses:
Operating	7,824	7,241	8,466
Selling, general and administrative	1,461	1,364	1,477
Depreciation and amortization	1,194	1,166	1,238
Restructuring	(2)	50	2
(Income) expense from divestitures, asset impairments and unusual items	(78)	83	(29)

	10,399	9,904	11,154

Income from operations	2,116	1,887	2,234

Other income (expense):
Interest expense	(473)	(426)	(455)
Interest income	4	13	19
Equity in net losses of unconsolidated entities	(21)	(2)	(4)
Other, net	5	1	3

	(485)	(414)	(437)

Income before income taxes	1,631	1,473	1,797
Provision for income taxes	629	413	669

Consolidated net income	1,002	1,060	1,128
Less: Net income attributable to noncontrolling interests	49	66	41

Net income attributable to Waste Management, Inc.	$953	$994	$1,087

Basic earnings per common share	$1.98	$2.02	$2.21

Diluted earnings per common share	$1.98	$2.01	$2.19

Cash dividends declared per common share	$1.26	$1.16	$1.08

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Consolidated net income	$1,002	$1,060	$1,128
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,194	1,166	1,238
Deferred income tax (benefit) provision	154	(94)	150
Interest accretion on landfill liabilities	82	80	77
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	8	(30)	41
Provision for bad debts	41	48	50
Equity-based compensation expense	36	30	48
Equity in net losses of unconsolidated entities, net of dividends	20	2	1
Net gain from disposal of assets	(22)	(13)	(33)
Effect of (income) expense from divestitures, asset impairments and unusual items	(1)	83	(29)
Excess tax benefits associated with equity-based transactions	(9)	(4)	(7)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(159)	29	216
Other current assets	47	(4)	(9)
Other assets	(3)	20	5
Accounts payable and accrued liabilities	(57)	51	(183)
Deferred revenues and other liabilities	(58)	(62)	(118)

Net cash provided by operating activities	2,275	2,362	2,575

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(407)	(281)	(280)
Capital expenditures	(1,104)	(1,179)	(1,221)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	44	28	112
Net receipts from restricted trust and escrow accounts	48	196	178
Investments in unconsolidated entities	(173)	(21)	(9)
Other	(14)	7	37

Net cash used in investing activities	(1,606)	(1,250)	(1,183)

Cash flows from financing activities:
New borrowings	908	1,749	1,525
Debt repayments	(1,112)	(1,335)	(1,785)
Common stock repurchases	(501)	(226)	(410)
Cash dividends	(604)	(569)	(531)
Exercise of common stock options	54	20	37
Excess tax benefits associated with equity-based transactions	9	4	7
Distributions paid to noncontrolling interests	(45)	(50)	(56)
Other	18	(50)	(43)

Net cash used in financing activities	(1,273)	(457)	(1,256)

Effect of exchange rate changes on cash and cash equivalents	3	5	(4)

Increase (decrease) in cash and cash equivalents	(601)	660	132
Cash and cash equivalents at beginning of year	1,140	480	348

Cash and cash equivalents at end of year	$539	$1,140	$480

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Millions, Except Shares in Thousands)

			Waste Management, Inc. Stockholders’ Equity
							Accumulated
							Other
					Additional		Comprehensive
		Comprehensive	Common Stock		Paid-In	Retained	Income	Treasury Stock		Noncontrolling
	Total	Income	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts	Interests

Balance, December 31, 2007	$6,102		630,282	$6	$4,542	$5,080	$229	(130,164)	$(4,065)	$310
Comprehensive Income:
Consolidated net income	1,128	$1,128	—	—	—	1,087	—	—	—	41
Other comprehensive income (loss), net of taxes:
Unrealized gains resulting from changes in fair value of derivative instruments, net of taxes of $25	40	40	—	—	—	—	40	—	—	—
Realized gains on derivative instruments reclassified into earnings, net of taxes of $24	(39)	(39)	—	—	—	—	(39)	—	—	—
Unrealized losses on marketable securities, net of taxes of $4	(18)	(18)	—	—	—	—	(7)	—	—	(11)
Foreign currency translation adjustments	(127)	(127)	—	—	—	—	(127)	—	—	—
Change in funded status of defined benefit plan liabilities, net of taxes of $5	(8)	(8)	—	—	—	—	(8)	—	—	—

Other comprehensive income (loss)	(152)	(152)

Comprehensive income	976	$976

Cash dividends declared	(531)		—	—	—	(531)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	106		—	—	16	(4)	—	2,995	94	—
Common stock repurchases	(410)		—	—	—	—	—	(12,390)	(410)	—
Distributions paid to noncontrolling interests	(56)		—	—	—	—	—	—	—	(56)
Cumulative effect of change in accounting principle	(1)		—	—	—	(1)	—	—	—	—
Other	(1)		—	—	—	—	—	12	—	(1)

Balance, December 31, 2008	$6,185		630,282	$6	$4,558	$5,631	$88	(139,547)	$(4,381)	$283
Comprehensive Income:
Consolidated net income	1,060	$1,060	—	—	—	994	—	—	—	66
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $13	(21)	(21)	—	—	—	—	(21)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $21	32	32	—	—	—	—	32	—	—	—
Unrealized gains on marketable securities, net of taxes of $2	10	10	—	—	—	—	4	—	—	6
Foreign currency translation adjustments	99	99	—	—	—	—	99	—	—	—
Change in funded status of defined benefit plan liabilities, net of taxes of $4	6	6	—	—	—	—	6	—	—	—

Other comprehensive income (loss)	126	126

Comprehensive income	1,186	$1,186

Cash dividends declared	(569)		—	—	—	(569)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	64		—	—	(15)	(3)	—	2,610	82	—
Common stock repurchases	(226)		—	—	—	—	—	(7,237)	(226)	—
Distributions paid to noncontrolling interests	(50)		—	—	—	—	—	—	—	(50)
Other	1		—	—	—	—	—	12	—	1

Balance, December 31, 2009	$6,591		630,282	$6	$4,543	$6,053	$208	(144,162)	$(4,525)	$306

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY — (Continued)
(In Millions, Except Shares in Thousands)

			Waste Management, Inc. Stockholders’ Equity
							Accumulated
							Other
					Additional		Comprehensive
		Comprehensive	Common Stock		Paid-In	Retained	Income	Treasury Stock		Noncontrolling
	Total	Income	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts	Interests

Balance, December 31, 2009	$6,591		630,282	$6	$4,543	$6,053	$208	(144,162)	$(4,525)	$306
Comprehensive Income:
Consolidated net income	1,002	$1,002	—	—	—	953	—	—	—	49
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $28	(43)	(43)	—	—	—	—	(43)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $12	18	18	—	—	—	—	18	—	—	—
Unrealized gains on marketable securities, net of taxes of $2	3	3	—	—	—	—	3	—	—	—
Foreign currency translation adjustments	49	49	—	—	—	—	49	—	—	—
Change in funded status of defined benefit plan liabilities, net of taxes of $3	(5)	(5)	—	—	—	—	(5)	—	—	—

Other comprehensive income (loss)	22	22

Comprehensive income	1,024	$1,024

Cash dividends declared	(604)		—	—	—	(604)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	104		—	—	(15)	(2)	—	3,832	121	—
Common stock repurchases	(501)		—	—	—	—	—	(14,920)	(501)	—
Distributions paid to noncontrolling interests	(45)		—	—	—	—	—	—	—	(45)
Noncontrolling interests in acquired businesses	52		—	—	—	—	—	—	—	52
Deconsolidation of variable interest entities	(31)		—	—	—	—	—	—	—	(31)
Other	1		—	—	—	—	—	14	1	—

Balance, December 31, 2010	$6,591		630,282	$6	$4,528	$6,400	$230	(155,236)	$(4,904)	$331

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

1.	Business

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; Waste Management’s wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management or its subsidiaries are the primary beneficiary as described in Note 20. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

We are the leading provider of comprehensive waste management services in North America. Our subsidiaries provide collection, transfer, recycling, and disposal services. We are also a leading developer, operator and owner of waste-to-energy and landfill gas-to-energy facilities in the United States. Our customers include residential, commercial, industrial, and municipal customers throughout North America.

We manage and evaluate our principal operations through five Groups. Our four geographic Groups, comprised of our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our five Groups, which are presented in this report as “Other.” Additional information related to our segments can be found in Note 21.

2.	Accounting Changes and Reclassifications

Accounting Changes

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board, or FASB, issued revised authoritative guidance associated with the consolidation of variable interest entities. The new guidance primarily uses a qualitative approach for determining whether an enterprise is the primary beneficiary of a variable interest entity, and is, therefore, required to consolidate the entity. This new guidance generally defines the primary beneficiary as the entity that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance and (ii) the obligation to absorb losses and the right to receive benefits from the variable interest entity that could be significant from the perspective of the entity. The new guidance also requires that we continually reassess whether we are the primary beneficiary of a variable interest entity rather than conducting a reassessment only upon the occurrence of specific events.

As a result of our implementation of this guidance, effective January 1, 2010, we deconsolidated certain capping, closure, post-closure and environmental remediation trusts because we share power over significant activities of these trusts with others. Our financial interests in these entities are discussed in Note 20. The deconsolidation of these trusts has not materially affected our financial position, results of operations or cash flows during the periods presented.

Business Combinations — In December 2007, the FASB issued revisions to the authoritative guidance associated with business combinations. This guidance clarified and revised the principles for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree. This guidance also addressed the recognition and measurement of goodwill acquired in business combinations and expanded disclosure requirements related to business combinations. Effective January 1, 2009, we adopted the FASB’s revised guidance associated with business combinations. The portions of this guidance that relate to business combinations completed before January 1, 2009 did not have a material impact on our consolidated financial statements. Further, business combinations completed subsequent to January 1, 2009, which are discussed in Note 19, have not been material to our financial position, results of operations or cash flows. However, to the extent that future business combinations are material, our adoption of the FASB’s revised authoritative guidance associated with business combinations may significantly impact our accounting and reporting for future acquisitions, principally as a result of (i) expanded requirements to value acquired assets,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities and contingencies at their fair values when such amounts can be determined and (ii) the requirement that acquisition-related transaction and restructuring costs be expensed as incurred rather than capitalized as a part of the cost of the acquisition.

Noncontrolling Interests in Consolidated Financial Statements — In December 2007, the FASB issued authoritative guidance that established accounting and reporting standards for noncontrolling interests in subsidiaries and for the de-consolidation of a subsidiary. The guidance also established that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted this guidance on January 1, 2009. The presentation and disclosure requirements of this guidance, which must be applied retrospectively for all periods presented, resulted in reclassifications to our prior period consolidated financial information and the remeasurement of our 2008 effective tax rate, which is discussed in Note 9.

Fair Value Measurements — In September 2006, the FASB issued authoritative guidance associated with fair value measurements. This guidance defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of the guidance for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Accordingly, we adopted this guidance for assets and liabilities recognized at fair value on a recurring basis effective January 1, 2008 and adopted the guidance for non-financial assets and liabilities measured on a non-recurring basis effective January 1, 2009. The application of the fair value framework did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Subsequent Events — We have evaluated subsequent events through the date and time the financial statements were issued. No material subsequent events have occurred since December 31, 2010 that required recognition or disclosure in our current period financial statements.

Reclassifications

Certain minor reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of WM, its wholly-owned and majority-owned subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary. All material intercompany balances and transactions have been eliminated. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, deferred income taxes, and reserves associated with our insured and self-insured claims. Each of these items is discussed in additional detail below. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and money market funds that invest in U.S. government obligations with original maturities of three months or less.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number of geographically diverse customers we service. At December 31, 2010 and 2009, no single customer represented greater than 5% of total accounts receivable.

Trade and Other Receivables

Our receivables are recorded when billed or when cash is advanced and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends; type of customer, such as municipal or commercial; the age of outstanding receivables; and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful. Also, we recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes.

Landfill Accounting

Cost Basis of Landfill Assets — We capitalize various costs that we incur to make a landfill ready to accept waste. These costs generally include expenditures for land (including the landfill footprint and required landfill buffer property); permitting; excavation; liner material and installation; landfill leachate collection systems; landfill gas collection systems; environmental monitoring equipment for groundwater and landfill gas; and directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. The cost basis of our landfill assets also includes asset retirement costs, which represent estimates of future costs associated with landfill capping, closure and post-closure activities. These costs are discussed below.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capping, Closure and Post-Closure Costs — Following is a description of our asset retirement activities and our related accounting:

•	Capping — Involves the installation of flexible membrane liners and geosynthetic clay liners, drainage and compacted soil layers and topsoil over areas of a landfill where total airspace capacity has been consumed. Capping asset retirement obligations are recorded on a units-of-consumption basis as airspace is consumed related to the specific capping event with a corresponding increase in the landfill asset. Each capping event is accounted for as a discrete obligation and recorded as an asset and a liability based on estimates of the discounted cash flows and capacity associated with each capping event.

•	Closure — Includes the construction of the final portion of methane gas collection systems (when required), demobilization and routine maintenance costs. These are costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state regulatory agency. These costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Closure obligations are accrued over the life of the landfill based on estimates of the discounted cash flows associated with performing closure activities.

•	Post-Closure — Involves the maintenance and monitoring of a landfill site that has been certified closed by the applicable regulatory agency. Generally, we are required to maintain and monitor landfill sites for a 30-year period. These maintenance and monitoring costs are accrued as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Post-closure obligations are accrued over the life of the landfill based on estimates of the discounted cash flows associated with performing post-closure activities.

We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value is based on the best available information, including the results of present value techniques. In many cases, we contract with third parties to fulfill our obligations for capping, closure and post-closure. We use historical experience, professional engineering judgment and quoted and actual prices paid for similar work to determine the fair value of these obligations. We are required to recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves. In those instances where we perform the work with internal resources, the incremental profit margin realized is recognized as a component of operating income when the work is performed.

Once we have determined the capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2010, 2009 and 2008, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at December 31, 2010 is between 6.0% and 8.0%, the range of the credit-adjusted, risk-free discount rates effective since we adopted the FASB’s authoritative guidance related to asset retirement obligations in 2003. We expect to apply a credit-adjusted, risk-free discount rate of 5.5% to liabilities incurred in the first quarter of 2011.

We record the estimated fair value of capping, closure and post-closure liabilities for our landfills based on the capacity consumed through the current period. The fair value of capping obligations is developed based on our estimates of the airspace consumed to date for each capping event and the expected timing of each capping event. The fair value of closure and post-closure obligations is developed based on our estimates of the airspace consumed to date for the entire landfill and the expected timing of each closure and post-closure activity. Because these

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations are measured at estimated fair value using present value techniques, changes in the estimated cost or timing of future capping, closure and post-closure activities could result in a material change in these liabilities, related assets and results of operations. We assess the appropriateness of the estimates used to develop our recorded balances annually, or more often if significant facts change.

Changes in inflation rates or the estimated costs, timing or extent of future capping and closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset; and (ii) a change in liability and asset amounts to be recorded prospectively over either the remaining capacity of the related discrete capping event or the remaining permitted and expansion airspace (as defined below) of the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace amortization expense.

During the years ended December 31, 2010, 2009 and 2008, adjustments associated with changes in our expectations for the timing and cost of future capping, closure and post-closure of fully utilized airspace resulted in $13 million, $14 million and $3 million in net credits to landfill airspace amortization expense, respectively, with the majority of these credits resulting from revised estimates associated with capping changes. In managing our landfills, our engineers look for ways to reduce or defer our construction costs, including capping costs. The benefit recognized in these years was generally the result of (i) concerted efforts to improve the operating efficiencies of our landfills and volume declines, both of which have allowed us to delay spending for capping activities; (ii) effectively managing the cost of capping material and construction; or (iii) landfill expansions that resulted in reduced or deferred capping costs.

Interest accretion on capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as capping, closure and post-closure expense, which is included in “Operating” costs and expenses within our Consolidated Statements of Operations.

Amortization of Landfill Assets — The amortizable basis of a landfill includes (i) amounts previously expended and capitalized; (ii) capitalized landfill capping, closure and post-closure costs; (iii) projections of future purchase and development costs required to develop the landfill site to its remaining permitted and expansion capacity; and (iv) projected asset retirement costs related to landfill capping, closure and post-closure activities.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within one year, and the final expansion permit to be received within five years. Second, we must believe the success of obtaining the expansion permit is likely, considering the following criteria:

•	Personnel are actively working on the expansion of an existing landfill, including efforts to obtain land use and local, state or provincial approvals;

•	It is likely that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

•	We have a legal right to use or obtain land to be included in the expansion plan;

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could impair the success of such expansion;

•	Financial analysis has been completed, and the results demonstrate that the expansion has a positive financial and operational impact; and

•	Airspace and related costs, including additional closure and post-closure costs, have been estimated based on conceptual design.

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if these criteria are no longer met, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 33 landfill sites with expansions at December 31, 2010, 14 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Eight of these landfills required approval by our Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining six landfills required approval primarily due to the permit application processes not meeting the one- or five-year requirements.

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement costs related to capping, closure and post-closure of the expansion in the amortization basis of the landfill.

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

After determining the costs and remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for each landfill for assets associated with each capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future. These rates per ton are updated annually, or more often, as significant facts change.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It is possible that actual results, including the amount of costs incurred, the timing of capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates or higher expenses, or higher profitability may result if the opposite occurs. Most significantly, if it is determined that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense. If it is determined that the likelihood of receiving an expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.

Environmental Remediation Liabilities

We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by operations, or for damage caused by conditions that existed before we acquired a site. These liabilities include potentially responsible party (“PRP”) investigations, settlements, and certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials, external contractor costs and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on a number of estimates and assumptions.

Where it is probable that a liability has been incurred, we estimate costs required to remediate sites based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were associated with the site. Next, we review the same type of information with respect to other named and unnamed PRPs. Estimates of the costs for the likely remedy are then either developed using our internal resources or by third-party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating our own and unrelated parties’ sites;

•	Information available from regulatory agencies as to costs of remediation;

•	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

•	The typical allocation of costs among PRPs, unless the actual allocation has been determined.

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability only when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the investigation of the extent of environmental impact and identification of likely site-remediation alternatives. In these cases, we use the amount within a range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $150 million higher than the $284 million recorded in the Consolidated Financial Statements as of December 31, 2010. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% at both December 31, 2010 and 2009) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” costs and expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities and recovery assets during the reported periods (in millions) and the risk-free discount rate applied as of each reporting date:

	Years Ended December 31,
	2010	2009	2008

Charge (reduction) to Operating expenses(a)	$2	$(35)	$33
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	3.50%	3.75%	2.25%

(a)	In 2009, $9 million of the reduction in “Operating” expenses was attributable to noncontrolling interests, and in 2008, $6 million of the charge to “Operating” expenses was attributable to noncontrolling interests.

The portion of our recorded environmental remediation liabilities that has never been subject to inflation or discounting, as the amounts and timing of payments are not readily determinable, was $81 million at December 31, 2010 and $44 million at December 31, 2009. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have increased by $15 million and $20 million at December 31, 2010 and 2009, respectively.

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

The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives

Vehicles — excluding rail haul cars	3 to 10
Vehicles — rail haul cars	10 to 20
Machinery and equipment — including containers	3 to 30
Buildings and improvements — excluding waste-to-energy facilities	5 to 40
Waste-to-energy facilities and related equipment	up to 50
Furniture, fixtures and office equipment	3 to 10

We include capitalized costs associated with developing or obtaining internal-use software within furniture, fixtures and office equipment. These costs include direct external costs of materials and services used in developing or obtaining the software and internal costs for employees directly associated with the software development project. As of December 31, 2010, capitalized costs for software placed in service, net of accumulated depreciation, were $44 million. In addition, our furniture, fixtures and office equipment includes $51 million as of December 31, 2010 and $46 million as of December 31, 2009 for costs incurred for software under development.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

We lease property and equipment in the ordinary course of our business. Our most significant lease obligations are for property and equipment specific to our industry, including real property operated as a landfill, transfer station or waste-to-energy facility. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.

Operating Leases (excluding landfills discussed below) — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2010 are disclosed in Note 11.

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

Landfill Leases — From an operating perspective, landfills that we lease are similar to landfills we own because generally we own the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill. As a result, our landfill leases are generally capital leases. The most significant portion of our rental obligations for landfill leases is contingent upon operating factors such as disposal volumes and often there are no contractual minimum rental obligations. Contingent rental obligations are expensed as incurred. For landfill capital leases that provide for minimum contractual rental obligations, we record the present value of the minimum obligation as part of the landfill asset, which is amortized on a units-of-consumption basis over the shorter of the lease term or the life of the landfill.

Acquisitions

We generally recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition.

Contingent Consideration — In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. For acquisitions completed in 2009 and 2010, we have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition-date fair value and the ultimate settlement of the obligations being recognized as an adjustment to income from operations. For acquisitions completed before 2009, these obligations were recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.

Acquired Assets and Assumed Liabilities — Assets and liabilities arising from contingencies such as pre-acquisition environmental matters and litigation are recognized at their acquisition-date fair value when their respective fair values can be determined. If the fair values of such contingencies cannot be determined, they are recognized at the acquisition date if the contingencies are probable and an amount can be reasonably estimated. Acquisition-date fair value estimates are revised as necessary and accounted for as an adjustment to income from operations if, and when, additional information regarding these contingencies becomes available to further define and quantify assets acquired and liabilities assumed.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other intangible assets consist primarily of customer contracts, customer lists, covenants not-to-compete, licenses, permits (other than landfill permits, as all landfill-related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy), and other contracts. Other intangible assets are recorded at cost and are generally amortized using either a 150% declining balance approach or a straight-line basis as we determine appropriate. Customer contracts and customer lists are typically amortized over ten years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally two to five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

Asset Impairments

We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “(Income) expense from divestitures, asset impairments and unusual items” line item in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

There are additional considerations for impairments of landfills and goodwill, as described below.

Landfills — Certain impairment indicators require significant judgment and understanding of the waste industry when applied to landfill development or expansion projects. For example, a regulator may initially deny a landfill expansion permit application though the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace. Therefore, certain events could occur in the ordinary course of business that are not necessarily considered indicators of impairment of our landfill assets due to the unique nature of the waste industry.

Goodwill — At least annually, we assess our goodwill for impairment. We assess whether an impairment exists by comparing the fair value of each operating segment to its carrying value, including goodwill. We use a combination of two valuation methods, a market approach and an income approach, to estimate the fair value of our operating segments. Fair value computed by these two methods is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

them to this analysis. However, we believe that these two methods provide a reasonable approach to estimating the fair value of our operating segments.

The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported cash flows. We then apply that multiple to our operating segments’ cash flows to estimate their fair values. We believe that this approach is appropriate because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our operating segments.

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

Restricted Trust and Escrow Accounts

As of December 31, 2010, our restricted trust and escrow accounts consist principally of (i) funds deposited for purposes of settling landfill capping, closure, post-closure and environmental remediation obligations; and (ii) funds received from the issuance of tax-exempt bonds held in trust for the construction of various projects or facilities. As of December 31, 2010 and 2009, we had $146 million and $306 million, respectively, of restricted trust and escrow accounts, which are primarily included in long-term “Other assets” in our Consolidated Balance Sheets. The decrease in restricted trust and escrow accounts from December 31, 2009 is due to our implementation of revised accounting guidance related to the consolidation of variable interest entities. Additional information can be found in Note 2 and Note 20.

Capping, Closure, Post-Closure and Environmental Remediation Funds — At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling capping, closure, post-closure and environmental remediation obligations. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying closure, post-closure and environmental remediation activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts.

Tax-Exempt Bond Funds — We obtain funds from the issuance of industrial revenue bonds for the construction of collection and disposal facilities and for equipment necessary to provide waste management services. Proceeds from these arrangements are directly deposited into trust accounts, and we do not have the ability to use the funds in regular operating activities. Accordingly, these borrowings are treated as non-cash financing activities and are excluded from our Consolidated Statements of Cash Flows. As our construction and equipment expenditures are documented and approved by the applicable bond trustee, the funds are released and we receive a cash reimbursement. These cash reimbursements are reported in the Consolidated Statements of Cash Flows as an investing activity when the cash is released from the trust funds. Generally, the funds are fully expended within a few years of the debt issuance. When the debt matures, we repay our obligation with cash on hand and the debt repayments are included as a financing activity in the Consolidated Statements of Cash Flows.

Foreign Currency

We have operations in Canada. The functional currency of our Canadian subsidiaries is Canadian dollars. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate at the balance

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of comprehensive income.

Derivative Financial Instruments

We primarily use derivative financial instruments to manage our risk associated with fluctuations in interest rates, foreign currency exchange rates and market prices for electricity. We use interest rate swaps to maintain a strategic portion of our long-term debt obligations at variable, market-driven interest rates. In 2009, we entered into interest rate derivatives in anticipation of senior note issuances planned for 2010 through 2014 to effectively lock in a fixed interest rate for those anticipated issuances. Foreign currency exchange rate derivatives are used to hedge our exposure to changes in exchange rates for anticipated cash transactions between WM Holdings and its Canadian subsidiaries. We use electricity commodity derivatives to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity.

We obtain current valuations of our interest rate, foreign currency and electricity commodity hedging instruments from third-party pricing models. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of derivatives is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset. There was no significant ineffectiveness in 2010, 2009 or 2008.

•	Interest Rate Derivatives — Our “receive fixed, pay variable” interest rate swaps associated with outstanding fixed-rate senior notes have been designated as fair value hedges for accounting purposes. Accordingly, derivative assets are accounted for as an increase in the carrying value of our underlying debt obligations and derivative liabilities are accounted for as a decrease in the carrying value of our underlying debt instruments. These fair value adjustments are deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instruments. Treasury locks and forward-starting swaps executed in 2009 were designated as cash flow hedges for accounting purposes. Unrealized changes in the fair value of these derivative instruments are recorded in “Accumulated other comprehensive income” within the equity section of our Consolidated Balance Sheets. The associated balance in other comprehensive income will be reclassified to earnings as the hedged cash flows occur. The impacts of our use of interest rate derivatives on the carrying value of our debt, accumulated other comprehensive income and interest expense are discussed in Note 8.

•	Foreign Currency Derivatives — Our foreign currency derivatives have been designated as cash flow hedges for accounting purposes, which results in the unrealized changes in the fair value of the derivative instruments being recorded in “Accumulated other comprehensive income” within the equity section of our Consolidated Balance Sheets. The associated balance in other comprehensive income is reclassified to earnings as the hedged cash flows affect earnings. In each of the periods presented, these derivatives have effectively mitigated the impacts of the hedged transactions, resulting in immaterial impacts to our results of operations for the periods presented.

•	Electricity Commodity Derivatives — Our “receive fixed, pay variable” electricity commodity swaps have been designated as cash flow hedges for accounting purposes. The effective portion of the electricity commodity swap gains or losses is initially reported as a component of “Accumulated other comprehensive income” within the equity section of our Consolidated Balance Sheets and subsequently reclassified into earnings when the forecasted transactions affect earnings. These derivatives have not had a material impact to our financial statements for the periods presented.

Insured and Self-Insured Claims

We have retained a significant portion of the risks related to our health and welfare, automobile, general liability and workers’ compensation insurance programs. The exposure for unpaid claims and associated expenses,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

Our revenues are generated from the fees we charge for waste collection, transfer, disposal and recycling services and the sale of recycled commodities, electricity, steam and landfill gas. The fees charged for our services are generally defined in our service agreements and vary based on contract-specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rates. The fees we charge for our services generally include fuel surcharges, which are intended to pass through to customers increased direct and indirect costs incurred because of changes in market prices for fuel. We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, recycling commodities are delivered or as kilowatts are delivered to a customer by a waste-to-energy facility or independent power production plant.

We bill for certain services prior to performance. Such services include, among others, certain residential contracts that are billed on a quarterly basis and equipment rentals. These advance billings are included in deferred revenues and recognized as revenue in the period service is provided.

Capitalized Interest

We capitalize interest on certain projects under development, including internal-use software and landfill expansion projects, and on certain assets under construction, including operating landfills, landfill gas-to-energy projects and waste-to-energy facilities. During 2010, 2009 and 2008, total interest costs were $490 million, $443 million and $472 million, respectively, of which $17 million in each year was capitalized. The interest capitalized in 2009 and 2008 was primarily for landfill construction costs. In 2010, interest was capitalized primarily for landfill construction costs and landfill gas-to-energy construction projects.

Income Taxes

The Company is subject to income tax in the United States, Canada and Puerto Rico. Current tax obligations associated with our provision for income taxes are reflected in the accompanying Consolidated Balance Sheets as a component of “Accrued liabilities,” and the deferred tax obligations are reflected in “Deferred income taxes.”

Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carry-forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves for uncertain tax positions when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts have been accrued and are classified as a component of income tax expense in our Consolidated Statements of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent Liabilities

We estimate the amount of potential exposure we may have with respect to claims, assessments and litigation in accordance with accounting principles generally accepted in the United States. We are party to pending or threatened legal proceedings covering a wide range of matters in various jurisdictions. It is difficult to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such contingencies.

Supplemental Cash Flow Information

	Years Ended December 31,
Cash paid during the year (in millions):	2010	2009	2008

Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$477	$416	$478
Income taxes	547	466	603

Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows. For the years ended December 31, 2009 and 2008, non-cash activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $105 million and $169 million, respectively. During the year ended December 31, 2010, we also had a $215 million non-cash increase in our debt obligations as a result of the issuance of a note payable in return for a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. This investment is discussed in detail in Note 9.

4.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2010			December 31, 2009
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$105	$43	$148	$125	$41	$166
Long-term	1,161	241	1,402	1,142	215	1,357

	$1,266	$284	$1,550	$1,267	$256	$1,523

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the years ended December 31, 2009 and 2010 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2008	$1,218	$299
Obligations incurred and capitalized	39	—
Obligations settled	(80)	(43)
Interest accretion	80	6
Revisions in cost estimates and interest rate assumptions(a)	5	(7)
Acquisitions, divestitures and other adjustments	5	1

December 31, 2009	1,267	256
Obligations incurred and capitalized	47	—
Obligations settled	(86)	(36)
Interest accretion	82	5
Revisions in cost estimates and interest rate assumptions(a)(b)	(49)	61
Acquisitions, divestitures and other adjustments	5	(2)

December 31, 2010	$1,266	$284

(a)	The amounts reported for our environmental remediation liabilities include the impacts of revisions in the risk-free discount rates used to measure these obligations. The significant fluctuations in the applicable discount rates during the reported periods and the effects of those changes are discussed in Note 3. Additionally in 2010, we increased our cost estimates associated with environmental remediation obligations, primarily based on a review and evaluation of existing remediation projects. As these remediation projects progressed, more defined reclamation plans were developed, resulting in an increase in the required obligation to reflect the more likely remedies.

(b)	The amount reported for our landfill liabilities includes a reduction of approximately $50 million related to our year-end annual review of landfill capping, closure and post-closure obligations.

Our recorded liabilities as of December 31, 2010 include the impacts of inflating certain of these costs based on our expectations for the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities as measured in current dollars are $43 million in 2011; $37 million in 2012; $21 million in 2013; $30 million in 2014; $24 million in 2015; and $141 million thereafter.

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

The fair value of trust funds and escrow accounts for which we are the sole beneficiary was $124 million at December 31, 2010 and $231 million as of December 31, 2009. As discussed in Note 20, effective January 1, 2010, we deconsolidated the trusts for which power over significant activities of the trust is shared, which reduced our restricted trust and escrow accounts by $109 million as of January 1, 2010. Beginning in 2010, our interests in these variable interest entities have been accounted for as investments in unconsolidated entities and receivables. The fair value of our investment in these entities was $103 million as of December 31, 2010. These amounts are included in “Other receivables” and as long-term “Other assets” in our Consolidated Balance Sheet.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment at December 31 consisted of the following (in millions):

	2010	2009

Land	$651	$632
Landfills	12,777	12,301
Vehicles	3,588	3,660
Machinery and equipment	3,454	3,251
Containers	2,277	2,264
Buildings and improvements	3,064	2,745
Furniture, fixtures and office equipment	747	682

	26,558	25,535
Less accumulated depreciation on tangible property and equipment	(7,898)	(7,546)
Less accumulated landfill airspace amortization	(6,792)	(6,448)

	$11,868	$11,541

Depreciation and amortization expense, including amortization expense for assets recorded as capital leases, was comprised of the following for the years ended December 31 (in millions):

	2010	2009	2008

Depreciation of tangible property and equipment	$781	$779	$785
Amortization of landfill airspace	372	358	429

Depreciation and amortization expense	$1,153	$1,137	$1,214

6.	Goodwill and Other Intangible Assets

Goodwill was $5,726 million as of December 31, 2010 compared with $5,632 million as of December 31, 2009. The $94 million increase in our goodwill during 2010 was primarily related to consideration paid for acquisitions in excess of net assets acquired of $77 million and accounting for foreign currency translation.

We incurred no impairment of goodwill as a result of our annual, fourth quarter goodwill impairment tests in 2010, 2009 or 2008. Additionally, we did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2010, 2009 or 2008. However, there can be no assurance that goodwill will not be impaired at any time in the future.

Our other intangible assets as of December 31, 2010 and 2009 were comprised of the following (in millions):

	Customer
	Contracts and	Covenants	Licenses,
	Customer	Not-to-	Permits
	Lists	Compete	and Other	Total

December 31, 2010
Intangible assets	$228	$64	$147	$439
Less accumulated amortization	(87)	(31)	(26)	(144)

	$141	$33	$121	$295

December 31, 2009
Intangible assets	$197	$63	$93	$353
Less accumulated amortization	(68)	(29)	(18)	(115)

	$129	$34	$75	$238

Amortization expense for other intangible assets was $41 million for 2010, $29 million for 2009, and $24 million for 2008. At December 31, 2010, we had $41 million of intangible assets that are not subject to amortization, which are primarily operating permits that do not have stated expirations or that have routine,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administrative renewal processes. Additional information related to intangible assets acquired through 2010 business combinations is included in Note 19. As of December 31, 2010, expected annual amortization expense related to intangible assets is $43 million in 2011; $39 million in 2012; $34 million in 2013; $26 million in 2014; and $22 million in 2015.

7.	Debt

The following table summarizes the major components of debt at December 31 (in millions) and provides the maturities and interest rates of each major category as of December 31:

	2010	2009

Revolving credit facility	$—	$—
Letter of credit facilities	—	—
Canadian credit facility (weighted average effective interest rate of 2.2% at December 31, 2010 and 1.3% at December 31, 2009)	212	255
Senior notes and debentures, maturing through 2039, interest rates ranging from 4.75% to 7.75% (weighted average interest rate of 6.5% at December 31, 2010 and 6.8% at December 31, 2009)	5,452	5,465
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 0.3% to 7.4% (weighted average interest rate of 3.1% at December 31, 2010 and 3.5% at December 31, 2009)	2,696	2,749
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2029, fixed and variable interest rates ranging from 0.3% to 5.4% (weighted average interest rate of 2.5% at December 31, 2010 and 3.1% at December 31, 2009)	116	156
Capital leases and other, maturing through 2050, interest rates up to 12%	431	248

	$8,907	$8,873
Less current portion	233	749

	$8,674	$8,124

Debt Classification

As of December 31, 2010, we had (i) $502 million of debt maturing within twelve months, including U.S.$212 million under our Canadian credit facility and $147 million of 7.65% senior notes that mature in March 2011; and (ii) $405 million of fixed-rate tax-exempt borrowings subject to re-pricing within the next twelve months. Under accounting principles generally accepted in the United States, this debt must be classified as current unless we have the intent and ability to refinance it on a long-term basis. We have the intent and ability to refinance $674 million of this debt on a long-term basis. We have classified the remaining $233 million as current obligations as of December 31, 2010.

As of December 31, 2010, we also have $565 million of variable-rate tax-exempt bonds and $46 million of variable-rate tax-exempt project bonds. The interest rates on these bonds are reset on either a daily or weekly basis through a remarketing process. If the remarketing agent is unable to remarket the bonds, the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2010 because the borrowings are supported by letters of credit issued under our three-year, $2.0 billion revolving credit facility, which is long-term.

Access to and Utilization of Credit Facilities

Revolving Credit Facility — In June 2010, we entered into a three-year, $2.0 billion revolving credit facility, replacing the $2.4 billion credit facility that would have matured in August 2011. This facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit. At December 31, 2010, we had no

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding borrowings and $1,138 million of letters of credit issued and supported by the facility. The unused and available credit capacity of the facility was $862 million as of December 31, 2010.

Letter of Credit Facilities — As of December 31, 2010, we had an aggregate committed capacity of $505 million under letter of credit facilities with maturities that extend from June 2013 to June 2015. These facilities are currently being used to back letters of credit issued to support our bonding and financial assurance needs. Our letters of credit generally have terms providing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term of the respective facility. Through December 31, 2010, we had not experienced any unreimbursed draws on letters of credit under these facilities. As of December 31, 2010, no borrowings were outstanding under these letter of credit facilities and we had no unused or available credit capacity.

Canadian Credit Facility — In November 2005, Waste Management of Canada Corporation, one of our wholly-owned subsidiaries, entered into a credit facility agreement to facilitate WM’s repatriation of accumulated earnings and capital from its Canadian subsidiaries. As of December 31, 2010, the agreement provides available credit capacity of up to C$340 million and matures in November 2012.

As of December 31, 2010, we had U.S.$216 million of principal (U.S.$212 million net of discount) outstanding under this credit facility. The proceeds we initially received represented the net present value of the principal amount of the advances based on the term outstanding, and the debt was initially recorded based on the net proceeds received. The advances have a weighted average effective interest rate of 2.2% at December 31, 2010, which is being amortized to interest expense with a corresponding increase in our recorded debt obligation using the effective interest method. During the year ended December 31, 2010, we increased the carrying value of the debt for the recognition of U.S.$3 million of interest expense. A total of U.S.$56 million of net advances under the facility matured during 2010 and were repaid with available cash. Accounting for changes in the Canadian currency translation rate increased the carrying value of these borrowings by U.S.$10 million during 2010.

Debt Borrowings and Repayments

The significant changes in our debt balances from December 31, 2009 to December 31, 2010 are related to the following:

Senior Notes — In June 2010, we issued $600 million of 4.75% senior notes due June 2020. The net proceeds from the debt issuance were $592 million. We used the proceeds together with cash on hand to repay $600 million of 7.375% senior notes that matured in August 2010.

The remaining change in the carrying value of our senior notes from December 31, 2009 to December 31, 2010 is principally due to accounting for our fixed-to-floating interest rate swap agreements, which are accounted for as fair value hedges resulting in all fair value adjustments being reflected as a component of the carrying value of the underlying debt. For additional information regarding our interest rate derivatives, refer to Note 8.

Tax-Exempt Bonds — Tax-exempt bonds are used as a means of accessing low-cost financing for capital expenditures. The proceeds from these debt issuances may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill construction and development, equipment, vehicles and facilities in support of our operations. Proceeds from bond issues are held in trust until such time as we incur qualified expenditures, at which time we are reimbursed from the trust funds. During the year ended December 31, 2010, $52 million of our tax-exempt bonds were repaid with available cash.

Tax-Exempt Project Bonds — Tax-exempt project bonds have been used by our Wheelabrator Group to finance the development of waste-to-energy facilities. These facilities are integral to the local communities they serve, and, as such, are supported by long-term contracts with multiple municipalities. The bonds generally have periodic amortizations that are supported by the cash flow of each specific facility being financed. During the year ended December 31, 2010, we repaid $39 million of our tax-exempt project bonds with available cash.

Capital Leases and Other — The significant increase in our capital leases and other debt obligations in 2010 is primarily related to our federal low-income housing investment discussed in Note 9, which increased our debt

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations by $215 million. This increase was offset by $49 million of repayments of various borrowings at their scheduled maturities.

Scheduled Debt and Capital Lease Payments — Scheduled debt and capital lease payments for the next five years are as follows: $511 million in 2011; $614 million in 2012; $203 million in 2013; $459 million in 2014; and $452 million in 2015. Our recorded debt and capital lease obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities, which have been excluded from these amounts because they will not result in cash payments.

Secured Debt

Our debt balances are generally unsecured, except for $30 million of the tax-exempt project bonds outstanding at December 31, 2010 that were issued by certain subsidiaries within our Wheelabrator Group. These bonds are secured by the related subsidiaries’ assets, which have a carrying value of $295 million, and the related subsidiaries’ future revenue.

Debt Covenants

Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility. The following table summarizes the requirements of these financial covenants, as defined by the revolving credit facility:

Interest coverage ratio	> 2.75 to 1
Total debt to EBITDA	< 3.5 to 1

Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2010 and December 31, 2009, we were in compliance with the covenants and restrictions under all of our debt agreements.

8.	Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Consolidated Balance Sheet as of December 31 (in millions):

		December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2010	2009

Interest rate contracts	Current other assets	$1	$13
Interest rate contracts	Long-term other assets	37	32

Total derivative assets		$38	$45

Interest rate contracts	Current accrued liabilities	$11	$—
Foreign exchange contracts	Current accrued liabilities	—	18
Electricity commodity contracts	Current accrued liabilities	1	—
Interest rate contracts	Long-term accrued liabilities	13	—
Foreign exchange contracts	Long-term accrued liabilities	3	—

Total derivative liabilities		$28	$18

For information related to the methods used to measure our derivative assets and liabilities at fair value, refer to Note 18.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Derivatives

Interest Rate Swaps

We use interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of December 31, 2010, we had approximately $5.4 billion in fixed-rate senior notes outstanding. The interest payments on $500 million, or 9%, of these senior notes have been swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates. As of December 31, 2009, we had approximately $5.4 billion in fixed-rate senior notes outstanding, of which $1.1 billion, or 20%, had been swapped to variable interest rates. The significant terms of our interest rate swap agreements as of December 31, 2010 and 2009 are summarized in the table below (in millions):

	Notional
As of	Amount	Receive	Pay	Maturity Date

December 31, 2010	$500	Fixed 5.00%-7.65%	Floating 0.10%-4.69%	Through March 15, 2018
December 31, 2009	$1,100	Fixed 5.00%-7.65%	Floating 0.05%-4.64%	Through March 15, 2018

The decrease in the notional amount of our interest rate swaps from December 31, 2009 to December 31, 2010 was due to the scheduled maturity of interest rate swaps with a notional amount of $600 million in August 2010.

We have designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $79 million as of December 31, 2010 and $91 million as of December 31, 2009. The following table summarizes the fair value adjustments from interest rate swap agreements at December 31 (in millions):

Increase in Carrying Value of Debt Due to Hedge	December 31,
Accounting for Interest Rate Swaps	2010	2009

Senior notes:
Active swap agreements	$38	$32
Terminated swap agreements	41	59

	$79	$91

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

Years Ended	Statement of Operations	Gain (Loss) on	Gain (Loss) on
December 31,	Classification	Swap	Fixed-Rate Debt

2010	Interest expense	$6	$(6)
2009	Interest expense	$(60)	$60
2008	Interest expense	$120	$(120)

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impact of periodic settlements of active swap agreements and the impact of terminated swap agreements on our results of operations (in millions):

Decrease to Interest Expense Due to Hedge	Years Ended December 31,
Accounting for Interest Rate Swaps	2010	2009	2008

Periodic settlements of active swap agreements(a)	$29	$46	$8
Terminated swap agreements(b)	18	19	42

	$47	$65	$50

(a)	These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. The significant decline in the benefit from active swaps when comparing 2010 with 2009 is due to a decrease in the notional amount of swaps outstanding, offset, in part, by a decline in three-month LIBOR rates. The increase in the benefit from active swaps from 2008 to 2009 is due to a significant decline in three-month LIBOR rates.

(b)	In 2008, this amount included a $10 million net reduction in interest expense associated with the early retirement of $244 million of 8.75% senior notes. At December 31, 2010, $12 million (on a pre-tax basis) of the carrying value of debt associated with terminated swap agreements is scheduled to be reclassified as a reduction to interest expense over the next twelve months.

Treasury Rate Locks

During the third quarter of 2009, we entered into Treasury rate locks with a total notional amount of $200 million to hedge the risk of changes in semi-annual interest payments for a portion of the senior notes that the Company planned to issue in June 2010. The Treasury rate locks were terminated in the second quarter of 2010 contemporaneously with the actual issuance of senior notes, and we paid cash of $7 million upon settlement. In 2009, we recognized pre-tax and after-tax gains of $4 million and $2 million, respectively, to other comprehensive income for changes in the fair value of these Treasury rate locks. In 2010, we recognized pre-tax and after-tax losses of $11 million and $7 million, respectively, to other comprehensive income for changes in the fair value of these Treasury rate locks. There was no significant ineffectiveness associated with these hedges during 2009 or 2010.

At December 31, 2010 and 2009, our “Accumulated other comprehensive income” included $16 million and $14 million, respectively, of deferred losses, net of taxes associated with the Treasury rate locks mentioned above and with Treasury rate locks that had been executed in previous years in anticipation of senior note issuances. These deferred losses are reclassified to interest expense over the life of the related senior note issuances, which extend through 2032. Pre-tax amounts of $8 million, $9 million and $6 million were reclassified out of accumulated other comprehensive income and into interest expense in 2010, 2009 and 2008, respectively. As of December 31, 2010, $7 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

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

We have designated our forward-starting interest rate swaps as cash flow hedges. As of December 31, 2010, the fair value of these interest rate derivatives is comprised of $11 million of current liabilities and $13 million of long-term liabilities. We recognized pre-tax and after-tax losses of $33 million and $20 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the year ended December 31, 2010. There was no ineffectiveness associated with these hedges during the year ended December 31,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010. The reclassification of deferred losses into earnings will begin when related forecasted senior note issuances occur and will continue over the life of the related senior note issuances, which are expected to extend through 2024.

As of December 31, 2009, the fair value of these interest rate derivatives was comprised of $9 million of long-term assets. We recognized pre-tax and after-tax gains of $9 million and $5 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the year ended December 31, 2009. There was no ineffectiveness associated with these hedges during the year ended December 31, 2009.

Credit-Risk Features

Certain of our interest rate derivative instruments contain provisions related to the Company’s credit rating. If the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in immediate settlement of all affected transactions. As of December 31, 2010, we had not experienced any credit events that would trigger these provisions. The net liabilities of our derivative instruments with credit-risk-related features were immaterial as of December 31, 2010.

Foreign Exchange Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to changes in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. We had foreign currency forward contracts outstanding as of December 31, 2010 and 2009 for anticipated cash flows associated with outstanding debt arrangements with these wholly-owned subsidiaries.

As of December 31, 2009, the hedged cash flows included C$370 million of principal payments and C$22 million of interest payments scheduled for December 31, 2010. The intercompany note and related forward contracts matured as scheduled in December 2010 and we paid cash of $37 million to settle the forward contracts.

In December 2010, we also executed a new C$370 million intercompany debt arrangement and entered into new forward contracts for the related principal and interest cash flows. The total notional value of the forward contracts is C$401 million. Scheduled interest payments are as follows: C$10 million on November 30, 2011, C$11 million on November 30, 2012 and C$10 million on October 31, 2013. The principal is scheduled to be repaid on October 31, 2013. We designated these forward contracts as cash flow hedges.

Gains or losses on the underlying hedged items attributable to foreign currency exchange risk are recognized in current earnings. We include gains and losses on our foreign currency forward contracts as adjustments to other income and expense, which is the same financial statement line item where offsetting gains and losses on the related hedged items are recorded. The following table summarizes the pre-tax impacts of our foreign currency cash flow derivatives on our results of operations and comprehensive income (in millions):

	Amount of Gain or		Amount of Gain or
	(Loss) Recognized		(Loss) Reclassified
	in OCI on	Statement of	from AOCI into
Years Ended	Derivatives	Operations	Income
December 31,	(Effective Portion)	Classification	(Effective Portion)

2010	$(22)	Other income (expense)	$(18)
2009	$(47)	Other income (expense)	$(47)
2008	$65	Other income (expense)	$72

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. Adjustments to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges resulted in the recognition of an after tax-loss of $14 million during the year ended December 31, 2010; an after-tax loss of $28 million during the year ended December 31, 2009; and an after-tax gain of $40 million during the year ended December 31, 2008. Adjustments for the reclassification of gains or (losses) from accumulated other comprehensive income into income were $(11) million during the year ended December 31, 2010; $(28) million during the year ended December 31, 2009; $44 million during the year ended December 31,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. Ineffectiveness has been included in other income and expense during each of the reported periods. There was no significant ineffectiveness associated with these hedges during the years ended December 31, 2010, 2009 or 2008.

Electricity Commodity Derivatives

As a result of the expiration of certain long-term, above-market electricity contracts at our waste-to-energy facilities, we use short-term “receive fixed, pay variable” electricity commodity swaps to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. The swaps executed in 2010 hedged 672,360 megawatt hours, or approximately 26%, of our Wheelabrator Group’s 2010 merchant electricity sales and are expected to hedge about 1 million megawatt hours, or 33%, of the Group’s 2011 merchant electricity sales. There was no significant ineffectiveness associated with these cash flow hedges during 2010. All financial statement impacts associated with these derivatives were immaterial for the year ended December 31, 2010.

9.	Income Taxes

Provision for Income Taxes

Our “Provision for income taxes” consisted of the following (in millions):

	Years Ended December 31,
	2010	2009	2008

Current:
Federal	$354	$407	$436
State	99	74	52
Foreign	22	26	31

	475	507	519

Deferred:
Federal	85	(45)	126
State	64	(35)	27
Foreign	5	(14)	(3)

	154	(94)	150

Provision for income taxes	$629	$413	$669

The U.S. federal statutory income tax rate is reconciled to the effective rate as follows:

	Years Ended December 31,
	2010	2009	2008

Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	4.50	3.75	3.63
Miscellaneous federal tax credits	(1.67)	(1.15)	(0.60)
Noncontrolling interests	(1.05)	(1.56)	(0.80)
Taxing authority audit settlements and other tax adjustments	0.54	(2.89)	(0.99)
Nondeductible costs relating to acquired intangibles	0.11	0.18	0.79
Tax rate differential on foreign income	(0.39)	(0.24)	(0.03)
Cumulative effect of change in tax rates	1.74	(0.49)	—
Utilization of capital loss	—	(4.44)	—
Other	(0.25)	(0.09)	0.23

Provision for income taxes	38.53%	28.07%	37.23%

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The comparability of our income taxes for the reported periods has been primarily affected by variations in our income before income taxes, tax audit settlements, changes in effective state and Canadian statutory tax rates, realization of state net operating loss and credit carry-forwards, utilization of a capital loss carry-back and miscellaneous federal tax credits. For financial reporting purposes, income before income taxes showing domestic and foreign sources was as follows (in millions) for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008

Domestic	$1,517	$1,396	$1,693
Foreign	114	77	104

Income before income taxes	$1,631	$1,473	$1,797

Tax Audit Settlements — The Company and its subsidiaries file income tax returns in the United States, Canada and Puerto Rico, as well as various state and local jurisdictions. We are currently under audit by the IRS and from time to time we are audited by other taxing authorities. Our audits are in various stages of completion.

In the fourth quarter of 2010, we effectively settled an IRS audit for the 2009 tax year as well as various state tax audits. In addition, during the third quarter of 2010, we finalized audits in Canada through 2005. The settlement of these tax audits resulted in a reduction to our “Provision for income taxes” of $8 million, or $0.02 per diluted share, for the year ended December 31, 2010.

During 2009, we settled the IRS audit for the 2008 tax year as well as various state tax audits. The settlement of these tax audits resulted in a reduction to our “Provision for income taxes” of $11 million, or $0.02 per diluted share, for the year ended December 31, 2009.

During 2008, we settled IRS audits for the 2006 and 2007 tax years as well as various state tax audits. In addition, we settled the majority of the issues with respect to Canadian audits for the tax years 2002 through 2005. The settlement of these tax audits resulted in a reduction to our “Provision for income taxes” of $26 million, or $0.05 per diluted share, for the year ended December 31, 2008.

We are currently in the examination phase of IRS audits for the tax years 2010 and 2011 and expect these audits to be completed within the next 12 and 24 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. In the third quarter of 2010, we finalized audits in Canada through the 2005 tax year and are not currently under audit for any subsequent tax years.

Effective State Tax Rate Change — During 2010, our current state tax rate increased from 6.25% to 6.75% resulting in an increase to our provision for income taxes of $5 million. In addition, our state deferred income taxes increased $37 million to reflect the impact of changes in the estimated tax rate at which existing temporary differences will be realized. During 2009, our current state tax rate increased from 6.0% to 6.25% and our deferred state tax rate increased from 5.5% to 5.75%, resulting in an increase to our income taxes of $3 million and $6 million, respectively. During 2008, our current state tax rate increased from 5.5% to 6.0%, resulting in an increase to our income taxes of $5 million. The increases in these rates are primarily due to changes in state law. The comparison of our effective state tax rate during the reported periods has also been affected by return-to-accrual adjustments, which increased our “Provision for income taxes” in 2010 and reduced our “Provision for income taxes” in 2009 and 2008.

Canada Statutory Tax Rate Change — During 2009, the provincial tax rates in Ontario were reduced, which resulted in a $13 million tax benefit as a result of the revaluation of the related deferred tax balances.

State Net Operating Loss and Credit Carry-Forwards — During 2010, 2009, and 2008, we released state net operating loss and credit carry-forwards resulting in a reduction to our “Provision for income taxes” for those periods of $4 million, $35 million and $3 million, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Loss Carry-Back — During 2009, we generated a capital loss from the liquidation of a foreign subsidiary. We determined that the capital loss could be utilized to offset capital gains from 2006 and 2007, which resulted in a reduction to our 2009 “Provision for income taxes” of $65 million.

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

We account for our investment in this entity using the equity method of accounting, and we recognize a charge to “Equity in net losses of unconsolidated entities,” within our Consolidated Statement of Operations, for reductions in the value of our investment. The value of our investment decreases as the tax credits are generated and utilized. During the year ended December 31, 2010, we recognized a total of $19 million of losses for reductions in the value of our investment. We also recognized $5 million of interest expense related to this investment during 2010. However, our tax provision for the year ended December 31, 2010 was reduced by $26 million (including $16 million of tax credits) as a result of this investment, which more than offset the pre-tax expense realized during the period.

Unremitted Earnings in Foreign Subsidiaries — At December 31, 2010, remaining unremitted earnings in foreign operations were approximately $644 million, which are considered permanently invested and, therefore, no provision for U.S. income taxes has been accrued for these unremitted earnings.

Deferred Tax Assets (Liabilities)

The components of the net deferred tax assets (liabilities) at December 31 are as follows (in millions):

	December 31,
	2010	2009

Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$179	$259
Landfill and environmental remediation liabilities	60	54
Miscellaneous and other reserves	202	176

Subtotal	441	489
Valuation allowance	(132)	(139)
Deferred tax liabilities:
Property and equipment	(1,045)	(941)
Goodwill and other intangibles	(886)	(802)

Net deferred tax liabilities	$(1,622)	$(1,393)

At December 31, 2010, we had $27 million of federal net operating loss, or NOL, carry-forwards and $1.3 billion of state NOL carry-forwards. The federal and state NOL carry-forwards have expiration dates through the year 2030. We also have a $76 million capital loss carry-forward that expires in 2014. In addition, we have $39 million of state tax credit carry-forwards at December 31, 2010.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation. The valuation allowance decreased $7 million in 2010 due to changes in our gross deferred tax assets due to changes in state NOL and credit carry-forwards.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest for 2010, 2009 and 2008 is as follows (in millions):

	2010	2009	2008

Balance at January 1	$75	$84	$102
Additions based on tax positions related to the current year	5	6	9
Additions based on tax positions of prior years	—	—	11
Accrued interest	3	4	4
Reductions for tax positions of prior years	(1)	(1)	—
Settlements	(23)	(10)	(36)
Lapse of statute of limitations	(6)	(8)	(6)

Balance at December 31	$53	$75	$84

These liabilities are primarily included as a component of long-term “Other liabilities” in our Consolidated Balance Sheets because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. As of December 31, 2010, $35 million of net unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

We recognize interest expense related to unrecognized tax benefits in tax expense. During the years ended December 31, 2010, 2009 and 2008 we recognized approximately $3 million, $4 million and $4 million, respectively, of such interest expense as a component of our “Provision for income taxes.” We had approximately $8 million and $11 million of accrued interest in our Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively. We do not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008.

We anticipate that approximately $9 million of liabilities for unrecognized tax benefits, including accrued interest, and $3 million of related deferred tax assets may be reversed within the next 12 months. The anticipated reversals are related to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Legislation updates — The Small Business Jobs Act, signed into law in September 2010, contains a tax incentive package that includes a one-year extension through 2010 of the 50 percent bonus, or accelerated, depreciation provision first enacted in 2008 and subsequently renewed in 2009. The provision had expired at the end of 2009. Under the bonus depreciation provision, 50 percent of the basis of qualified capital expenditures may be deducted in the year the property is placed in service and the remaining 50 percent deducted under normal depreciation rules. The acceleration of deductions on 2010 capital expenditures resulting from the bonus depreciation provision had no impact on our effective tax rate. However, the ability to accelerate depreciation deductions did decrease our 2010 cash taxes by $60 million. Taking the accelerated tax depreciation will result in increased cash taxes in future periods when the accelerated deductions for these capital expenditures would have otherwise been taken.

In addition, new tax law signed on December 17, 2010 includes an extension of the bonus depreciation allowance through the end of 2011, and increases the amount of qualifying capital expenditures that can be depreciated immediately from 50 percent to 100 percent. The 100 percent depreciation deduction applies to qualifying property placed in service between September 8, 2010 and December 31, 2011.

10.	Employee Benefit Plans

Defined Contribution Plans — Our Waste Management retirement savings plans are 401(k) plans that cover employees, except those working subject to collective bargaining agreements that do not allow for coverage under such plans. Employees are generally eligible to participate in the plans following a 90-day waiting period after hire

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and may contribute as much as 25% of their annual compensation, subject to annual contribution limitations established by the IRS. Under our largest retirement savings plan, we match, in cash, 100% of employee contributions on the first 3% of their eligible compensation and match 50% of employee contributions on the next 3% of their eligible compensation, resulting in a maximum match of 4.5%. Both employee and Company contributions vest immediately. Charges to “Operating” and “Selling, general and administrative” expenses for our defined contribution plans were $55 million in 2010, $50 million in 2009 and $59 million in 2008.

Defined Benefit Plans — Certain of the Company’s subsidiaries sponsor pension plans that cover employees not otherwise covered by the Waste Management retirement savings plans. These employees are members of collective bargaining units. In addition, Wheelabrator Technologies Inc., a wholly-owned subsidiary, sponsors a pension plan for its former executives and former Board members. As of December 31, 2010, the combined benefit obligation of these pension plans was $81 million, and the plans had $60 million of plan assets, resulting in an unfunded benefit obligation for these plans of $21 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retired employees as of December 31, 1998. The unfunded benefit obligation for these plans was $45 million at December 31, 2010.

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans are $66 million as of December 31, 2010 and are included as components of “Accrued liabilities” and long-term “Other liabilities” in our Consolidated Balance Sheet.

We are a participating employer in a number of trustee-managed multiemployer, defined benefit pension plans for employees who participate in collective bargaining agreements. Contributions of $35 million in 2010, $34 million in 2009 and $35 million in 2008 were charged to operations for our subsidiaries’ ongoing participation in these defined benefit plans. Our portion of the projected benefit obligation, plan assets and unfunded liability of the multiemployer pension plans is not material to our financial position. However, the failure of participating employers to remain solvent could affect our portion of the plans’ unfunded liability. Specific benefit levels provided by union pension plans are not negotiated with or known by the employer contributors.

In connection with our ongoing renegotiations of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. If we elect to withdraw from these plans, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. As discussed in Note 11, in 2010, 2009 and 2008, we recognized aggregate charges of $26 million, $9 million and $39 million, respectively, to “Operating” expenses for the withdrawal of certain bargaining units from multiemployer pension plans.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from our assumptions used. As of December 31, 2010, our general liability insurance program carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2010, our auto liability insurance program included a per-incident base deductible of $5 million, subject to additional deductibles of $4.8 million in the $5 million to $10 million layer. Self-insurance claims reserves acquired as part of our acquisition of WM Holdings in July 1998 were discounted at 3.50% at December 31, 2010, 3.75% at December 31, 2009 and 2.25% at December 31, 2008. The changes to our net insurance liabilities for the three years ended December 31, 2010 are summarized below (in millions):

		Receivables
	Gross Claims	Associated with	Net Claims
	Liability	Insured Claims(a)	Liability

Balance, December 31, 2007	$571	$(214)	$357
Self-insurance expense (benefit)	169	(28)	141
Cash (paid) received	(209)	51	(158)

Balance, December 31, 2008	531	(191)	340
Self-insurance expense (benefit)	184	(32)	152
Cash (paid) received	(174)	29	(145)

Balance, December 31, 2009	541	(194)	347
Self-insurance expense (benefit)	179	(38)	141
Cash (paid) received	(197)	62	(135)

Balance, December 31, 2010(b)	$523	$(170)	$353

Current portion at December 31, 2010	$142	$(43)	$99
Long-term portion at December 31, 2010	$381	$(127)	$254

(a)	Amounts reported as receivables associated with insured claims are related to both paid and unpaid claims liabilities.

(b)	We currently expect substantially all of our recorded obligations to be settled in cash in the next five years.

The Directors’ and Officers’ Liability Insurance policy we choose to maintain covers only individual executive liability, often referred to as “Broad Form Side A,” and does not provide corporate reimbursement coverage, often referred to as “Side B.” The Side A policy covers directors and officers directly for loss, including defense costs, when corporate indemnification is unavailable. Side A-only coverage cannot be exhausted by payments to the Company, as the Company is not insured for any money it advances for defense costs or pays as indemnity to the insured directors and officers.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Operating Leases — Rental expense for leased properties was $121 million during 2010 and $114 million during both 2009 and 2008. Minimum contractual payments due for our operating lease obligations are $82 million in 2011, $76 million in 2012, $62 million in 2013, $51 million in 2014 and $40 million in 2015.

Our minimum contractual payments for lease agreements during future periods is significantly less than current year rent expense due to short-term leases and because our significant lease agreements at landfills have variable terms based either on a percentage of revenue or a rate per ton of waste received.

Other Commitments

•	Share Repurchases — In December 2010, we entered into plans under SEC Rule 10b5-1 to effect market purchases of our common stock during the first quarter of 2011. See Note 15 for additional information related to these arrangements.

•	Fuel Supply — We have purchase agreements expiring at various dates through 2011 that require us to purchase minimum amounts of wood waste, anthracite coal waste (culm) and conventional fuels at our independent power production plants. These fuel supplies are used to produce steam that is sold to industrial and commercial users and electricity that is sold to electric utilities, which is generally subject to the terms and conditions of long-term contracts. Our purchase agreements have been established based on the plants’ anticipated fuel supply needs to meet the demands of our customers under these long-term electricity sale contracts. Under our fuel supply take-or-pay contracts, we are generally obligated to pay for a minimum amount of waste or conventional fuel at a stated rate even if such quantities are not required in our operations.

•	Disposal — We have several agreements expiring at various dates through 2052 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities. We generally fulfill our minimum contractual obligations by disposing of volumes collected in the ordinary course of business at these disposal facilities.

•	Waste Paper — We are party to a waste paper purchase agreement that requires us to purchase a minimum number of tons of waste paper. The cost per ton we pay is based on market prices. We currently expect to fulfill our purchase obligations by 2013.

•	Royalties — We have various arrangements that require us to make royalty payments to third parties including prior land owners, lessors or host communities where our operations are located. Our obligations generally are based on per ton rates for waste actually received at our transfer stations, landfills or waste-to-energy facilities.

Our unconditional obligations are established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. Our actual future obligations under these outstanding agreements are generally quantity driven, and, as a result, our associated financial obligations are not fixed as of December 31, 2010. For these contracts, we have estimated our future obligations based on the current market values of the underlying products or services. Our estimated minimum obligations for the above-described purchase obligations are $85 million in 2011, $84 million in 2012, $58 million in 2013, $21 million in 2014 and $16 million in 2015. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of December 31, 2010, WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness, including its senior notes, revolving credit agreement and certain letter of credit facilities, which matures through 2039. WM has fully and unconditionally guaranteed all of the senior indebtedness of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WM Holdings, which matures through 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 23 for further information.

•	WM and WM Holdings have guaranteed the tax-exempt bonds and other debt obligations of their subsidiaries. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WM or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 7 for information related to the balances and maturities of our tax-exempt bonds.

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Consolidated Balance Sheets. As of December 31, 2010, our maximum future payments associated with these guarantees are approximately $11 million. We do not believe that it is likely that we will be required to perform under these guarantees.

•	Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. For acquisitions completed subsequent to January 1, 2009, we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. For acquisitions completed before January 1, 2009, the costs associated with any additional consideration requirements are accounted for as incurred. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

•	WM and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

We currently do not believe it is reasonably likely that we would be called upon to perform under these guarantees and do not believe that any of the obligations would have a material effect on our financial position, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the investigation of the extent of environmental impact and identification of likely site-remediation alternatives. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $150 million higher than the $284 million recorded in the Consolidated Financial Statements as of December 31, 2010. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of December 31, 2010, we had been notified that we are a PRP in connection with 75 locations listed on the EPA’s National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 17 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 58 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

Litigation — In April 2002, two former participants in the ERISA plans of WM Holdings filed a lawsuit in the U.S. District Court for the District of Columbia in a case entitled William S. Harris, et al. v. James E. Koenig, et al. The lawsuit named as defendants WM Holdings; the members of WM Holdings’ Board of Directors prior to July 1998; the administrative and investment committees of WM Holdings’ ERISA plans and their individual members; WM’s retirement savings plan; the investment committees of WM’s plan and its individual members; and State Street Bank & Trust, the trustee and investment manager of the ERISA plans. The lawsuit attempts to increase the recovery of a class of ERISA plan participants based on allegations related to both the events alleged in, and the settlements relating to, the securities class action against WM Holdings that was settled in 1998 and the securities class action against WM that was settled in 2001. During the second quarter of 2010, the Court dismissed certain claims against individual defendants, including all claims against each of the current members of our Board of Directors. Mr. Simpson, our Chief Financial Officer, is a named defendant in these actions by virtue of his membership on the WM ERISA plan Investment Committee at that time. Recently, plaintiffs dismissed all claims related to the settlement of the securities class action against WM that was settled in 2001, and the court certified a limited class of participants who may bring claims on behalf of the plan, but not individually. All of the remaining defendants intend to continue to defend themselves vigorously.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Two separate wage and hour lawsuits were commenced in October 2006 and March 2007, respectively, that are pending against certain of our subsidiaries in California, each seeking class certification. The actions were coordinated to proceed in San Diego County Superior Court. Both lawsuits make the same general allegations that the defendants failed to comply with certain California wage and hour laws, including allegedly failing to provide meal and rest periods and failing to properly pay hourly and overtime wages. We have executed a settlement agreement in connection with this matter; however, such settlement remains subject to final court approval and other contingencies.

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

WM’s charter and bylaws require indemnification of its officers and directors if statutory standards of conduct have been met and allow the advancement of expenses to these individuals upon receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not meet the required standards of conduct. Additionally, WM has entered into separate indemnification agreements with each of the members of its Board of Directors as well as its President and Chief Executive Officer, and its Chief Financial Officer. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings that may be brought against its former or current officers, directors and employees.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest and costs, of less than $100,000. The following matters pending as of December 31, 2010 are disclosed in accordance with that requirement:

On April 4, 2006, the EPA issued a Notice of Violation (“NOV”) to Waste Management of Hawaii, Inc., an indirect wholly-owned subsidiary of WM, and to the City and County of Honolulu for alleged violations of the federal Clean Air Act, based on alleged failure to submit certain reports and design plans required by the EPA, and the failure to begin and timely complete the installation of a gas collection and control system (“GCCS”) for the Waimanalo Gulch Sanitary Landfill on Oahu. The EPA has also indicated that it will seek penalties and injunctive relief as part of the NOV enforcement for elevated landfill temperatures that were recorded after installation of the GCCS. The parties have been in confidential settlement negotiations. Pursuant to an indemnity agreement, any penalty assessed will be paid by the Company, and not by the City and County of Honolulu.

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

Multiemployer, Defined Benefit Pension Plans — Over 20% of our workforce is covered by collective bargaining agreements, which are with various union locals across the United States. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. One of the most significant multiemployer pension plans in which we participate is the Central States Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”), which has reported that it adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008. The Central States Pension Plan is in “critical status,” as defined by the Pension Protection Act of 2006.

In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. We recognized charges to “Operating” expenses of $26 million in 2010, $9 million in 2009 and $39 million in 2008 associated with the withdrawal of certain bargaining units from underfunded multiemployer pension plans. Our partial withdrawal from the Central States Pension Plan accounted for all of our 2010 charges and $35 million of our 2008 charges. We are still negotiating and litigating final resolutions of our withdrawal liability for these previous withdrawals, which could be materially higher than the charges we have recognized. We do not believe that our withdrawals from the multiemployer plans, individually or in the aggregate, will have a material adverse effect on our financial condition or liquidity. However, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plans at the time of withdrawal, such withdrawals could materially affect our results of operations in the period of the withdrawal.

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2010 and 2011 and expect these audits to be completed within the next 12 and 24 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. In the third quarter of 2010, we finalized audits in Canada through the 2005 tax year and are not currently under audit for any subsequent tax years. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

12.	Restructuring

2009 Restructuring — In January 2009, we took steps to further streamline our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with our other solid

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

This reorganization eliminated over 1,500 employee positions throughout the Company. During 2009, we recognized $50 million of pre-tax charges associated with this restructuring, of which $41 million were related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized. The following table summarizes the charges recognized in 2009 for this restructuring by each of our reportable segments and our Corporate and Other organizations (in millions):

Eastern	$12
Midwest	11
Southern	10
Western	6
Wheelabrator	1
Corporate and Other	10

Total	$50

In 2010, we recognized $2 million of income related to the reversal of pre-tax restructuring charges. Through December 31, 2010, we had paid all of the employee severance and benefit costs incurred as a result of this restructuring.

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

13.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2010	2009	2008

Income from divestitures	$(1)	$—	$(33)
Asset impairments	—	83	4
Other	(77)	—	—

	$(78)	$83	$(29)

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from Divestitures — The net gain from divestitures during 2008 was a result of our focus on selling underperforming businesses and primarily related to the divestiture of underperforming collection operations in our Southern Group.

Asset Impairments — Through December 31, 2008, we capitalized $70 million of accumulated costs associated with the development of a new waste and recycling revenue management system. A significant portion of these costs was specifically associated with the purchase of a license for waste and recycling revenue management software and the efforts required to develop and configure that software for our use. After a failed pilot implementation of the software in one of our smallest Market Areas, the development efforts associated with the revenue management system were suspended in 2007. During 2009, we determined to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of the licensed software. Accordingly, in 2009, we recognized a non-cash charge of $51 million, $49 million of which was recognized during the first quarter of 2009 and $2 million of which was recognized during the fourth quarter of 2009, for the abandonment of the licensed software.

We recognized an additional $32 million of impairment charges during 2009, $27 million of which was recognized by our Western Group during the fourth quarter of 2009 to fully impair a landfill in California as a result of a change in our expectations for the future operations of the landfill. The remaining impairment charges were primarily attributable to a charge required to write down certain of our investments in portable self-storage operations to their fair value as a result of our acquisition of a controlling financial interest in those operations.

During 2008, we recognized a $4 million impairment charge, primarily as a result of a decision to close a landfill in our Southern Group.

Other — We filed a lawsuit in March 2008 related to the revenue management software implementation that was suspended in 2007 and abandoned in 2009. In April 2010, we settled the lawsuit and received a one-time cash payment. The settlement resulted in an increase in income from operations for the year ended December 31, 2010 of $77 million.

14.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, which is included as a component of Waste Management, Inc. stockholders’ equity, were as follows (in millions):

	December 31,
	2010	2009	2008

Accumulated unrealized loss on derivative instruments, net of taxes of $20 for 2010, $4 for 2009 and $12 for 2008	$(33)	$(8)	$(19)
Accumulated unrealized gain (loss) on marketable securities, net of taxes of $3 for 2010, $1 for 2009 and $1 for 2008	5	2	(2)
Foreign currency translation adjustments	261	212	113
Funded status of post-retirement benefit obligations, net of taxes of $4 for 2010, $1 for 2009 and $5 for 2008	(3)	2	(4)

	$230	$208	$88

15.	Capital Stock, Share Repurchases and Dividends

Capital Stock

As of December 31, 2010, we have 475.0 million shares of common stock issued and outstanding. We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liquidation) and limitations. We have ten million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Share Repurchases

The following is a summary of activity under our stock repurchase programs for each year presented:

	Years Ended December 31,
	2010	2009	2008

Shares repurchased (in thousands)	14,920	7,237	12,390
Per share purchase price	$31.56-$37.05	$28.06-$33.80	$28.98-$38.44
Total repurchases (in millions)	$501	$226	$410

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

Our Board of Directors approved a capital allocation program for 2010 that included the authorization for expenditures of up to $1.3 billion, comprised of approximately $615 million in cash dividends and up to $685 million in common stock repurchases. All of the common stock repurchases in 2010 were made pursuant to this capital allocation program. In December 2010, the Board of Directors approved up to $575 million in share repurchases for 2011 and we entered into plans under SEC Rule 10b5-1 to effect market purchases of our common stock in the first quarter of 2011. We repurchased approximately $26 million of our common stock pursuant to these plans, through February 14, 2011.

Future share repurchases will be made within the limits approved by our Board of Directors at the discretion of management, and will depend on factors similar to those considered by the Board in making dividend declarations.

Dividends

Our quarterly dividends have been declared by our Board of Directors and paid in accordance with our capital allocation programs. Cash dividends declared and paid were $604 million in 2010, or $1.26 per common share, $569 million in 2009, or $1.16 per common share and $531 million in 2008, or $1.08 per common share.

In December 2010, we announced that our Board of Directors expects to increase the per share quarterly dividend from $0.315 to $0.34 for dividends declared in 2011. However, all future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

16.	Stock-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, employees are able to purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made through payroll deductions, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2010, 2009 and 2008 was approximately 911,000, 969,000 and 839,000, respectively. Including the impact of the January 2011 issuance of shares associated with the July to December 2010 offering period, approximately 1.6 million shares remain available for issuance under the plan.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for our Employee Stock Purchase Plan increased annual compensation expense by approximately $7 million, or $4 million net of tax, for 2010 and by $6 million, or $4 million net of tax, for both 2009 and 2008.

Employee Stock Incentive Plans

We grant equity and equity-based awards to our officers, employees and independent directors. The Company’s 2004 Stock Incentive Plan, which authorized the issuance of up to 34 million shares of our common stock, terminated by its terms in May 2009, at which time our stockholders approved our 2009 Stock Incentive Plan. The 2009 Plan provides for the issuance of up to 26.2 million shares of our common stock. As of December 31, 2010, approximately 16.0 million shares remain available for issuance under the 2009 Plan. We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the 2009 Plan, we have the ability to issue stock options, stock appreciation rights and stock awards, including restricted stock, restricted stock units, or RSUs, and performance share units, or PSUs. The terms and conditions of equity awards granted under the 2009 Plan are determined by the Management Development and Compensation Committee of our Board of Directors.

The Company grants equity awards to certain key employees as part of its long-term incentive plan, or LTIP. The annual LTIP awards granted in 2008 and 2009 included a combination of RSUs and PSUs. In 2010, we re-introduced stock options as a component of equity compensation, and key employees were granted a combination of PSUs and stock options. Beginning in 2008, the annual LTIP award made to the Company’s senior leadership team, which generally includes the Company’s executive officers, was comprised solely of PSUs. We continued this practice in 2009; however, in 2010, the annual LTIP award to the Company’s senior leadership team included a combination of PSUs and stock options. During the reported periods, the Company has also granted restricted stock units and stock options to employees working on key initiatives; in connection with new hires and promotions; and to field-based managers.

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

	Years Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair		Fair		Fair
	Units	Value	Units	Value	Units	Value

Unvested, beginning of year	1,030	$30.76	1,121	$33.46	1,124	$32.58
Granted	8	$34.25	369	$23.66	359	$33.33
Vested(a)	(428)	$35.37	(412)	$31.49	(338)	$30.41
Forfeited	(24)	$26.54	(48)	$32.81	(24)	$33.22

Unvested, end of year	586	$27.61	1,030	$30.76	1,121	$33.46

(a)	The total fair market value of the shares issued upon the vesting of RSUs during the years ended December 31, 2010, 2009 and 2008 was $14 million, $13 million and $11 million, respectively.

RSUs provide award recipients with dividend equivalents during the vesting period, but the units may not be voted or sold until time-based vesting restrictions have lapsed. RSUs provide for three-year cliff vesting. Unvested units are subject to forfeiture in the event of voluntary or for-cause termination. RSUs are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and become immediately vested in the event of an employee’s death or disability.

Compensation expense associated with RSUs is measured based on the grant-date fair value of our common stock and is recognized on a straight-line basis over the required employment period, which is generally the vesting period. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of current period and historical forfeitures.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Share Units — PSUs are payable in shares of common stock after the end of a three-year performance period and after the Company’s financial results for the entire performance period are reported, typically in mid to late February of the succeeding year. At the end of the performance period, the number of shares awarded can range from 0% to 200% of the targeted amount, depending on the Company’s performance against pre-established financial targets. A summary of our PSUs is presented in the table below (units in thousands):

	Years Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Fair		Fair		Fair
	Units	Value	Units(a)	Value	Units(b)	Value

Unvested, beginning of year	2,254	$27.68	2,009	$34.78	1,519	$35.01
Granted	690	$33.49	1,159	$22.66	1,169	$32.92
Vested(c)	—	$—	(827)	$37.28	(635)	$31.93
Expired without vesting(d)	(1,064)	$32.92	—	$—	—	$—
Forfeited	(140)	$28.41	(87)	$33.59	(44)	$34.48

Unvested, end of year	1,740	$26.72	2,254	$27.68	2,009	$34.78

(a)	The Company’s financial results for the three-year performance period ended December 31, 2009, as measured for purposes of these awards, were lower than the target levels established but in excess of the threshold performance criteria. Accordingly, recipients of PSU awards with the performance period ended December 31, 2009 were entitled to receive a payout of approximately 84% on the vested PSUs. In early 2010, we issued approximately 443,000 shares of common stock for these vested PSUs, net of units deferred and units used for payment of associated taxes.

(b)	The Company’s financial results for the three-year period ended December 31, 2008, as measured for purposes of these awards, were lower than the target levels established but in excess of the threshold performance criteria. Accordingly, recipients of the PSU awards with the performance period ended December 31, 2008 were entitled to receive a payout of approximately 94% on the vested PSUs. In early 2009, we issued approximately 374,000 shares of common stock for these vested PSUs, net of units deferred and units used for payment of associated taxes.

(c)	The shares issued upon the vesting of PSUs had a fair market value of $23 million in 2009 and $17 million in 2008.

(d)	It was evident at the end of 2010 that the Company’s financial results for the three-year performance period ended December 31, 2010 would not meet the threshold performance criteria for such PSUs, and as a result, the PSUs with the performance period ended December 31, 2010 expired without vesting.

PSUs have no voting rights. Beginning with the PSU awards made in 2007, PSUs receive dividend equivalents that are paid out in cash based on actual performance at the end of the awards’ performance period. In the case of the PSUs with the performance period ended December 31, 2010 that expired without vesting, no dividend equivalents will be paid. PSUs are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period, are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and are subject to forfeiture in the event of voluntary or for-cause termination.

Compensation expense associated with PSUs that continue to vest based on future performance is measured based on the grant-date fair value of our common stock. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of both the probability that the performance criteria will be achieved and current period and historical forfeitures.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — Prior to 2005, stock options were the primary form of equity-based compensation we granted to our employees. In 2010, the Management Development and Compensation Committee decided to re-introduce stock options as a component of our LTIP awards. All of our previously granted stock option awards have vested, with the exception of any grants pursuant to the reload feature discussed in footnote (a) to the table below. The stock options will vest in 25% increments on the first two anniversaries of the date of grant and the remaining 50% will vest on the third anniversary. The exercise price of the options is the fair market value of our common stock on the date of grant, and the options have a term of 10 years. A summary of our stock options is presented in the table below (shares in thousands):

	Years Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	8,800	$25.98	11,045	$26.97	14,620	$29.33
Granted(a)	3,901	$33.56	1	$27.90	6	$35.27
Exercised(b)	(2,454)	$25.17	(1,285)	$30.20	(1,506)	$24.95
Forfeited or expired	(290)	$32.88	(961)	$39.62	(2,075)	$45.09

Outstanding, end of year(c)	9,957	$28.95	8,800	$25.98	11,045	$26.97

Exercisable, end of year(d)	6,286	$26.25	8,798	$25.98	11,044	$26.97

(a)	Although we stopped granting stock options from 2005 through 2009, some of our previously issued and outstanding options have a reload feature that provides for the automatic grant of a new stock option when the exercise price of the existing stock option is paid using already owned shares of common stock. The new option is for the same number of shares used as payment of the exercise price.

(b)	The aggregate intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $25 million, $12 million and $16 million, respectively.

(c)	Stock options outstanding as of December 31, 2010 have a weighted average remaining contractual term of 4.66 years and an aggregate intrinsic value of $79 million based on the market value of our common stock on December 31, 2010.

(d)	The aggregate intrinsic value of stock options exercisable as of December 31, 2010 was $67 million.

We received cash proceeds of $54 million, $20 million and $37 million during the years ended December 31, 2010, 2009 and 2008, respectively, from our employees’ stock option exercises. We also realized tax benefits from these stock option exercises during the years ended December 31, 2010, 2009 and 2008 of $10 million, $5 million and $6 million, respectively. These amounts have been presented as cash inflows in the “Cash flows from financing activities” section of our Consolidated Statements of Cash Flows.

Exercisable stock options at December 31, 2010, were as follows (shares in thousands):

		Weighted Average	Weighted Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Years

$19.61-$20.00	1,169	$19.61	2.18
$20.01-$30.00	4,969	$27.59	2.20
$30.01-$39.93	148	$33.94	1.73

$19.61-$39.93	6,286	$26.25	2.19

All unvested stock options granted in 2010 shall become exercisable upon the award recipient’s death or disability. In the event of a recipient’s retirement, stock options shall continue to vest pursuant to the original schedule set forth in the award agreement. If the recipient is terminated by the Company without cause, the recipient

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shall be entitled to exercise all 2010 stock options outstanding and exercisable prior to such termination. All outstanding stock options, whether exercisable or not, are forfeited upon termination with cause.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes methodology to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. The following table presents the assumptions used to value employee stock options granted during the year ended December 31, 2010 under the Black-Scholes valuation model:

Expected option life	5.7 years
Expected volatility	24.8%
Expected dividend yield	3.8%
Risk-free interest rate	2.9%

The Company bases its expected option life on the expected exercise and termination behavior of its optionees and an appropriate model of the Company’s future stock price. The expected volatility assumption is derived from the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, combined with other relevant factors including implied volatility in market-traded options on the Company’s stock. The dividend yield is the annual rate of dividends per share over the exercise price of the option as of the grant date.

For the years ended December 31, 2010, 2009 and 2008, we recognized $28 million, $22 million, and $42 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of “Selling, general and administrative” expenses in our Consolidated Statement of Operations. Our “Provision for income taxes” for the years ended December 31, 2010, 2009 and 2008 includes related deferred income tax benefits of $11 million, $9 million and $16 million, respectively. We have not capitalized any equity-based compensation costs during the years ended December 31, 2010, 2009 and 2008.

Compensation expense recognized in 2009 was significantly less than expense recognized in 2008 primarily due to the Company’s determination that it was no longer probable that the targets established for PSUs granted in 2008 would be met. Accordingly, during the second quarter of 2009, we recognized an adjustment to “Selling, general and administrative” expenses for the reversal of all previously recognized compensation expense associated with this award. Additionally, we did not recognize any compensation expense in 2010 associated with the PSUs granted in 2008. These PSUs expired without vesting on December 31, 2010. As of December 31, 2010, we estimate that a total of approximately $40 million of currently unrecognized compensation expense will be recognized in future periods for unvested RSU, PSU and stock option awards issued and outstanding. Unrecognized compensation expense associated with all unvested awards currently outstanding is expected to be recognized over a weighted average period of approximately two years.

Non-Employee Director Plans

Our non-employee directors currently receive annual grants of shares of our common stock, payable in two equal installments, under the 2009 Plan described above. Prior to 2008, our directors received deferred stock units and were allowed to elect to defer a portion of their cash compensation in the form of deferred stock units, to be paid out in shares of our common stock at the termination of board service, pursuant to our 2003 Directors’ Deferred Compensation Plan. In late 2007, each member of the Board of Directors elected to receive payment of shares for his deferred stock units at the end of December 2008 and recognized taxable income on such payment. The Board of Directors terminated the 2003 Directors’ Plan in 2009 and, as a result, no shares remain available for issuance under that plan.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Years Ended December 31,
	2010	2009	2008

Number of common shares outstanding at year-end	475.0	486.1	490.7
Effect of using weighted average common shares outstanding	5.2	5.1	1.4

Weighted average basic common shares outstanding	480.2	491.2	492.1
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.0	2.4	3.3

Weighted average diluted common shares outstanding	482.2	493.6	495.4

Potentially issuable shares	12.8	13.2	15.1
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.3	0.3	0.8

18.	Fair Value Measurements

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

		Fair Value Measurements at
		December 31, 2010 Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$468	$468	$—	$—
Available-for-sale securities	148	148	—	—
Interest in available-for-sale securities of unconsolidated entities	103	103	—	—
Interest rate derivatives	38	—	38	—

Total assets	$757	$719	$38	$—

Liabilities:
Interest rate derivatives	$24	$—	$24	$—
Foreign currency derivatives	3	—	3	—
Electricity commodity derivatives	1	—	1	—

Total liabilities	$28	$—	$28	$—

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at
		December 31, 2009 Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$1,096	$1,096	$—	$—
Available-for-sale securities	308	308	—	—
Interest rate derivatives	45	—	45	—

Total assets	$1,449	$1,404	$45	$—

Liabilities:
Foreign currency derivatives	$18	$—	$18	$—

Total liabilities	$18	$—	$18	$—

Cash Equivalents

Cash equivalents are reflected at fair value in our Consolidated Financial Statements based upon quoted market prices and consist primarily of money market funds that invest in U.S. government obligations with original maturities of three months or less.

Available-for-Sale Securities

Available for-sale securities are recorded at fair value based on quoted market prices. These assets include restricted trusts and escrow accounts invested in money market mutual funds, equity-based mutual funds and other equity securities. As discussed in Note 20, effective January 1, 2010, we deconsolidated the trusts for which power over significant activities of the trust is shared, which reduced our restricted trust and escrow accounts by $109 million as of January 1, 2010. Beginning in 2010, our interests in these variable interest entities have been accounted for as investments in unconsolidated entities and receivables.

The cost basis of our direct investment in equity securities, included as a component of “Available-for-sale securities” above, was $2 million as of December 31, 2010 and 2009. The cost basis of investments in equity-based mutual funds was $75 million as of December 31, 2010 and 2009 and is included above as a component of “Interest in available-for-sale securities of unconsolidated entities” as of December 31, 2010, and as a component of “Available-for-sale securities” as of December 31, 2009. Unrealized holding gains and losses on these instruments are recorded as either an increase or decrease to the asset balance and deferred as a component of “Accumulated other comprehensive income” in the equity section of our Consolidated Balance Sheets. The net unrealized holding gains on equity-based mutual funds, net of taxes, were $5 million and $2 million as of December 31, 2010 and 2009, respectively. The net unrealized holding losses on equity securities, net of taxes, were immaterial as of December 31, 2010 and 2009. The fair value of our remaining available-for-sale securities approximates our cost basis in the investments.

Interest Rate Derivatives

As of December 31, 2010, we are party to (i) fixed-to-floating interest rate swaps that are designated as fair value hedges of our currently outstanding senior notes; and (ii) forward-starting interest rate swaps that are designated as cash flow hedges of anticipated interest payments for future fixed-rate debt issuances. Our fixed-to-floating interest rate swaps and forward-starting interest rate swaps are LIBOR-based instruments. Accordingly, these derivatives are valued using a third-party pricing model that incorporates information about LIBOR yield curves for each instrument’s respective term. The third-party pricing model used to value our interest rate derivatives also incorporates Company and counterparty credit valuation adjustments, as appropriate.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Counterparties to our interest rate derivatives are financial institutions who participate in our $2.0 billion revolving credit facility. Valuations of our interest rate derivatives may fluctuate significantly from period-to-period due to volatility in underlying interest rates, which are driven by market conditions and the scheduled maturities of the derivatives. Refer to Note 8 for additional information regarding our interest rate derivatives.

Foreign Currency Derivatives

Our foreign currency derivatives are valued using a third-party pricing model that incorporates information about forward Canadian dollar exchange prices as of the reporting date. The third-party pricing model used to value our foreign currency derivatives also incorporates Company and counterparty credit valuation adjustments, as appropriate. Counterparties to these contracts are financial institutions who participate in our $2.0 billion revolving credit facility. Valuations may fluctuate significantly from period-to-period due to volatility in the Canadian dollar to U.S. dollar exchange rate. Refer to Note 8 for additional information regarding our foreign currency derivatives.

Fair Value of Debt

At both December 31, 2010 and 2009, the carrying value of our debt was approximately $8.9 billion. The carrying value of our debt includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged.

The estimated fair value of our debt was approximately $9.2 billion at December 31, 2010 and approximately $9.3 billion at December 31, 2009. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2010 and December 31, 2009. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

In 2010, we acquired businesses primarily related to our collection and waste-to-energy operations. Total consideration, net of cash acquired, for acquisitions was $427 million, which included $379 million in cash payments, $20 million in contributed assets, a liability for additional cash payments with an estimated fair value of $23 million, and assumed liabilities of $5 million. The additional cash payments are contingent upon achievement by the acquired businesses of certain negotiated goals, which generally included targeted revenues. At the date of acquisition, our estimated maximum obligations for the contingent cash payments were $23 million. As of December 31, 2010, we had paid $8 million of this contingent consideration. In 2010, we also paid $20 million of contingent consideration associated with acquisitions completed in 2009.

The allocation of purchase price was primarily to “Property and equipment,” which had an estimated fair value of $279 million; “Other intangible assets,” which had an estimated fair value of $98 million; and “Goodwill” of $77 million. Goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, we acquired businesses primarily related to our collection operations. Total consideration, net of cash acquired, for acquisitions was $329 million, which included $259 million in cash payments, a liability for additional cash payments with an estimated fair value of $46 million, and assumed liabilities of $24 million. The additional cash payments are contingent upon achievement by the acquired businesses of certain negotiated goals, which generally included targeted revenues. At the date of acquisition, our estimated obligations for the contingent cash payments were between $42 million and $56 million. As of December 31, 2009, we had paid $15 million of this contingent consideration. In 2009, we also paid $7 million of contingent consideration associated with acquisitions completed in 2008.

The allocation of purchase price was primarily to “Property and equipment,” which had an estimated fair value of $102 million; “Other intangible assets,” which had an estimated fair value of $105 million; and “Goodwill” of $125 million. Goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible.

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

In 2008, we completed several acquisitions for a cost, net of cash acquired, of $280 million.

Divestitures

The aggregate sales price for divestitures of operations was $1 million in 2010, $1 million in 2009 and $59 million in 2008. The proceeds from these sales were comprised substantially of cash. We recognized net gains on these divestitures of $1 million in 2010 and $33 million in 2008. The impact to our 2009 income from operations of gains and losses on divestitures was less than $1 million. These divestitures were made as part of our initiative to improve or divest certain underperforming and non-strategic operations.

20.	Variable Interest Entities

Following is a description of our financial interests in variable interest entities that we consider significant, including (i) those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entities into our financial statements; and (ii) those that represent a significant interest in an unconsolidated entity.

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

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% proportionate to their respective equity interests. All capital allocations made through December 31, 2010 have been based on initial capital account balances as the target returns have not yet been achieved.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our obligations associated with our interests in the LLCs are primarily related to the lease of the facilities. In addition to our minimum lease payment obligations, we are required to make cash payments to the LLCs for differences between fair market rents and our minimum lease payments. These payments are subject to adjustment based on factors that include the fair market value of rents for the facilities and lease payments made through the re-measurement dates. In addition, we may also be required under certain circumstances to make capital contributions to the LLCs based on differences between the fair market value of the facilities and defined termination values as provided for in the underlying lease agreements, although we believe the likelihood of the occurrence of these circumstances is remote.

We have determined that we are the primary beneficiary of the LLCs and consolidate these entities in our Consolidated Financial Statements because (i) all of the equity owners of the LLCs are considered related parties for purposes of applying this accounting guidance; (ii) the equity owners share power over the significant activities of the LLCs; and (iii) we are the entity within the related party group whose activities are most closely associated with the LLCs.

As of December 31, 2010, our Consolidated Balance Sheet includes $319 million of net property and equipment associated with the LLCs’ waste-to-energy facilities and $240 million in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. As of December 31, 2010, all debt obligations of the LLCs have been paid in full and, therefore, the LLCs have no liabilities. During the years ended December 31, 2010, 2009, and 2008, we recognized expense of $50 million, $50 million and $41 million, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Trusts for Capping, Closure, Post-Closure or Environmental Remediation Obligations — We have significant financial interests in trust funds that were created to settle certain of our capping, closure, post-closure or environmental remediation obligations. We have determined that we are not the primary beneficiary of certain of these trust funds because power over the trusts’ significant activities is shared.

The deconsolidation of these variable interest entities as of January 1, 2010, in accordance with the new FASB guidance discussed in Note 2, decreased our restricted trust and escrow accounts by $109 million; increased investments in unconsolidated entities by $27 million; increased receivables, principally long-term, by $51 million; and decreased noncontrolling interests by $31 million. Beginning in 2010, our interests in these variable interest entities have been accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables” and as long-term “Other assets” in our Consolidated Balance Sheet. Our investments and receivables related to the trusts had a fair value of $105 million as of January 1, 2010 and $103 million as of December 31, 2010. We continue to reflect our interests in the unrealized gains and losses on marketable securities held by these trusts as a component of accumulated other comprehensive income. The deconsolidation of these variable interest entities has not materially affected our financial position, results of operations or cash flows for the periods presented.

As the party with primary responsibility to fund the related capping, closure, post-closure or environmental remediation activities, we are exposed to risk of loss as a result of potential changes in the fair value of the assets of the trust. The fair value of trust assets can fluctuate due to (i) changes in the market value of the investments held by the trusts; and (ii) credit risk associated with trust receivables. Although we are exposed to changes in the fair value of the trust assets, we currently expect the trust funds to continue to meet the statutory requirements for which they were established.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At December 31, 2010, our investment balance was $202 million. We determined that we are not the primary beneficiary of this entity as we do not have the power to direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 9.

21.	Segment and Related Information

We currently manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western and Wheelabrator Groups. These five Groups are presented below as our reportable segments. Our four geographic operating Groups provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We serve residential, commercial, industrial, and municipal customers throughout North America. The operations not managed through our five operating Groups are presented herein as “Other.”

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the respective years ended December 31 is shown in the following table (in millions):

				Income
	Gross	Intercompany	Net	from	Depreciation	Capital	Total
	Operating	Operating	Operating	Operations	and	Expenditures	Assets
	Revenues	Revenues(c)	Revenues	(d),(e)	Amortization	(f)	(g),(h)

2010
Eastern	$2,943	$(508)	$2,435	$516	$270	$201	$4,272
Midwest	3,048	(453)	2,595	533	275	203	4,929
Southern	3,461	(403)	3,058	844	269	230	3,256
Western	3,173	(438)	2,735	569	210	223	3,715
Wheelabrator	889	(125)	764	214	64	38	2,574
Other(a)	963	(35)	928	(135)	50	182	1,744

	14,477	(1,962)	12,515	2,541	1,138	1,077	20,490
Corporate and Other(b)	—	—	—	(425)	56	90	1,679

Total	$14,477	$(1,962)	$12,515	$2,116	$1,194	$1,167	$22,169

2009
Eastern	$2,960	$(533)	$2,427	$483	$276	$216	$4,326
Midwest	2,855	(426)	2,429	450	261	218	4,899
Southern	3,328	(431)	2,897	768	274	242	3,250
Western	3,125	(412)	2,713	521	226	195	3,667
Wheelabrator	841	(123)	718	235	57	11	2,266
Other(a)	628	(21)	607	(136)	29	128	1,112

	13,737	(1,946)	11,791	2,321	1,123	1,010	19,520
Corporate and Other(b)	—	—	—	(434)	43	66	2,281

Total	$13,737	$(1,946)	$11,791	$1,887	$1,166	$1,076	$21,801

2008
Eastern	$3,319	$(599)	$2,720	$523	$284	$318	$4,372
Midwest	3,267	(475)	2,792	475	287	296	4,626
Southern	3,740	(493)	3,247	872	294	303	3,218
Western	3,387	(428)	2,959	612	238	295	3,686
Wheelabrator	912	(92)	820	323	56	24	2,359
Other(a)	897	(47)	850	(60)	32	81	873

	15,522	(2,134)	13,388	2,745	1,191	1,317	19,134
Corporate and Other(b)	—	—	—	(511)	47	45	1,676

Total	$15,522	$(2,134)	$13,388	$2,234	$1,238	$1,362	$20,810

(a)	Our “Other” net operating revenues and “Other” income from operations include (i) the effects of those elements of our in-plant services, landfill gas-to-energy operations, and third-party subcontract and administration revenues managed by our Upstream®, Renewable Energy and Strategic Accounts organizations, respectively, that are not included with the operations of our reportable segments; (ii) our recycling brokerage and electronic recycling services; and (iii) the impacts of investments that we are making in expanded service offerings such as portable self-storage and fluorescent lamp recycling. In addition, our “Other” income from

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations reflects the impacts of (i) non-operating entities that provide financial assurance and self-insurance support for the Groups or financing for our Canadian operations; and (ii) certain year-end adjustments recorded in consolidation related to the reportable segments that were not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our five Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.

(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(d)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 3.

(e)	The income from operations provided by our four geographic Groups is generally indicative of the margins provided by our collection, landfill, transfer and recycling businesses. The operating margins provided by our Wheelabrator Group (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the regions in which our facilities are concentrated. However, the revenues and operating results of our Wheelabrator Group have been unfavorably affected by a significant decrease in the rates charged for electricity under our power purchase contracts, which correlate with natural gas prices in the markets where we operate. Exposure to market fluctuations in electricity prices increased for the Wheelabrator Group in 2009 due in large part to the expiration of several long-term energy contracts. Additionally, the Company’s current focus on the expansion of our waste-to-energy business both internationally and domestically has increased Wheelabrator’s costs and expenses, which has negatively affected the comparability of their operating results for the periods presented. From time to time the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. Refer to Note 12 and Note 13 for an explanation of transactions and events affecting the operating results of our reportable segments.

(f)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

(g)	The reconciliation of total assets reported above to “Total assets” in the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2010	2009	2008

Total assets, as reported above	$22,169	$21,801	$20,810
Elimination of intercompany investments and advances	(693)	(647)	(583)

Total assets, per Consolidated Balance Sheets	$21,476	$21,154	$20,227

(h)	Goodwill is included within each Group’s total assets. As discussed above, for segment reporting purposes, our material recovery facilities and secondary processing facilities are included as a component of their respective geographic Group and our recycling brokerage business and electronics recycling services are included as part

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our “Other” operations. The following table shows changes in goodwill during 2009 and 2010 by reportable segment (in millions):

	Eastern	Midwest	Southern	Western	Wheelabrator	Other	Total

Balance, December 31, 2008	$1,488	$1,300	$643	$1,208	$788	$35	$5,462
Acquired goodwill	10	45	36	7	—	27	125
Divested goodwill, net of assets held-for-sale	2	—	—	—	—	—	2
Translation adjustments	—	37	—	6	—	—	43

Balance, December 31, 2009	1,500	1,382	679	1,221	788	62	5,632
Acquired goodwill	4	17	4	20	—	32	77
Divested goodwill, net of assets held-for-sale	—	—	—	—	—	—	—
Translation and other adjustments	—	15	—	2	—	—	17

Balance, December 31, 2010	$1,504	$1,414	$683	$1,243	$788	$94	$5,726

The table below shows the total revenues by principal line of business (in millions):

	Years Ended December 31,
	2010	2009	2008

Collection	$8,247	$7,980	$8,679
Landfill	2,540	2,547	2,955
Transfer	1,318	1,383	1,589
Wheelabrator	889	841	912
Recycling	1,169	741	1,180
Other(a)	314	245	207
Intercompany(b)	(1,962)	(1,946)	(2,134)

Operating revenues	$12,515	$11,791	$13,388

(a)	The “Other” line-of-business includes landfill gas-to-energy operations, Port-O-Let® services, portable self-storage and fluorescent lamp recycling.

(b)	Intercompany revenues between lines of business are eliminated within the Consolidated Financial Statements included herein.

Net operating revenues relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	Years Ended December 31,
	2010	2009	2008

United States and Puerto Rico	$11,784	$11,137	$12,621
Canada	731	654	767

Total	$12,515	$11,791	$13,388

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment (net) relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	December 31,
	2010	2009	2008

United States and Puerto Rico	$10,558	$10,251	$10,355
Canada	1,310	1,290	1,047

Total	$11,868	$11,541	$11,402

22.	Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2010 and 2009 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
Operating revenues	$2,935	$3,158	$3,235	$3,187
Income from operations	412	586	544	574
Consolidated net income	192	258	258	294
Net income attributable to Waste Management, Inc.	182	246	244	281
Basic earnings per common share	0.37	0.51	0.51	0.59
Diluted earnings per common share	0.37	0.51	0.51	0.59
2009
Operating revenues	$2,810	$2,952	$3,023	$3,006
Income from operations	372	534	525	456
Consolidated net income	170	267	292	331
Net income attributable to Waste Management, Inc.	155	247	277	315
Basic earnings per common share	0.31	0.50	0.56	0.65
Diluted earnings per common share	0.31	0.50	0.56	0.64

Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

Our operating revenues normally tend to be somewhat higher in the summer months, primarily due to the traditional seasonal increase in the volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends, although we saw a significantly weaker seasonal volume increase during 2009 than we generally experience. Additionally, from time to time, our operating results are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. The following significant items have affected the comparison of our operating results during the periods presented:

First Quarter 2010

•	Income from operations was negatively affected by the recognition of a $28 million charge to “Operating” expenses incurred by our Midwest Group as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an under-funded multiemployer pension plan. This charge reduced diluted earnings per share for the quarter by $0.04.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The severe winter weather experienced in early 2010 reduced our revenues and increased our overtime and landfill operating costs, causing an estimated decrease in our diluted earnings per share of $0.02.

.

Second Quarter 2010

•	Income from operations was positively affected by the recognition of a pre-tax cash benefit of $77 million due to the settlement of a lawsuit related to the abandonment of revenue management software, which had a favorable impact of $0.10 on our diluted earnings per share.

•	Income from operations was negatively affected by (i) the recognition of a pre-tax non-cash charge of $39 million related to increases in our environmental remediation reserves principally related to two closed landfill sites; and (ii) the recognition of an $8 million unfavorable adjustment to “Operating” expenses due to a decrease from 3.75% to 3.0% in the discount rate used to estimate the present value of our environmental remediation obligations and recovery assets. These items decreased the quarter’s “Net Income attributable to Waste Management, Inc.” by $30 million, or $0.06 per diluted share.

•	Our “Provision for income taxes” for the quarter was increased by the recognition of a tax charge of $37 million principally related to refinements in estimates of our deferred state income taxes, which had a negative impact of $0.08 on our diluted earnings per share.

Third Quarter 2010

•	Income from operations was negatively affected by (i) the recognition of pre-tax, non-cash charges aggregating $16 million related to remediation and closure costs at four closed sites; and (ii) the recognition of a $6 million unfavorable adjustment to “Operating” expenses due to a decrease from 3.0% to 2.5% in the discount rate used to estimate the present value of our environmental remediation obligations and recovery assets. These items decreased the quarter’s “Net Income attributable to Waste Management, Inc.” by $14 million, or $0.03 per diluted share.

•	Our “Provision for income taxes” for the quarter was increased by the recognition of net tax charges of $4 million due to adjustments relating to the finalization of our 2009 tax returns, partially offset by favorable tax audit settlements, which, combined, had a negative impact of $0.01 on our diluted earnings per share.

Fourth Quarter 2010

•	Income from operations was positively affected by (i) a $29 million decrease to “Depreciation and amortization” expense for adjustments associated with changes in our expectations for the timing and cost of future capping, closure and post-closure of fully utilized airspace; and (ii) the recognition of a $12 million favorable adjustment to “Operating” expenses due to an increase from 2.5% to 3.5% in the discount rate used to estimate the present value of our environmental remediation obligations and recovery assets. These items increased the quarter’s “Net Income attributable to Waste Management, Inc.” by $25 million, or $0.05 per diluted share.

•	Income from operations was negatively affected by the recognition of pre-tax litigation charges of $31 million, which had an unfavorable impact of $0.04 on our diluted earnings per share.

•	Our “Provision for income taxes” for the quarter was reduced by $9 million as a result of (i) the recognition of a benefit of $6 million due to tax audit settlements; and (ii) the realization of state net operating loss and credit carry-forwards of $3 million. This decrease in taxes positively affected the quarter’s diluted earnings per common share by $0.02.

First Quarter 2009

•	Income from operations was positively affected by the recognition of a $10 million favorable adjustment to “Operating” expenses due to an increase from 2.25% to 2.75% in the discount rate used to estimate the

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

•	Income from operations was negatively affected by a non-cash charge of $49 million related to the abandonment of revenue management software, which reduced “Net income attributable to Waste Management, Inc.” by $30 million, or $0.06 per diluted share. Additionally, we recognized $38 million of charges related to our January 2009 restructuring, which reduced “Net income attributable to Waste Management, Inc.” by $23 million, or $0.05 per diluted share.

Second Quarter 2009

•	Income from operations was positively affected by the recognition of a $22 million favorable adjustment to “Operating” expenses due to an increase from 2.75% to 3.50% in the discount rate used to estimate the present value of our environmental remediation obligations and recovery assets. This reduction to “Operating” expenses resulted in a corresponding increase in “Net income attributable to noncontrolling interests” of $6 million. Additionally, our “Selling, general and administrative” expenses were reduced by $8 million as a result of the reversal of all compensation costs previously recognized for our 2008 performance share units based on a determination that it is no longer probable that the targets established for that award will be met. These items increased the quarter’s “Net income attributable to Waste Management, Inc.” by $15 million, or $0.03 per diluted share.

•	Income from operations was negatively affected by (i) a $9 million charge to “Operating” expenses for a withdrawal of bargaining unit employees from an underfunded, multiemployer pension fund; (ii) $5 million of charges related to our January 2009 restructuring; and (iii) a $2 million impairment charge recognized by our Southern Group due to a change in expectations for the operating life of a landfill. These items decreased the quarter’s “Net income attributable to Waste Management, Inc.” by $10 million, or $0.02 per diluted share.

Third Quarter 2009

•	Income from operations was negatively affected by $3 million of charges related to our January 2009 restructuring. This charge negatively affected “Net income attributable to Waste Management, Inc.” for the quarter by $2 million.

•	Our “Provision for income taxes” for the quarter was reduced by $19 million primarily as a result of the finalization of our 2008 tax returns and tax audit settlements, which positively affected “Diluted earnings per common share” by $0.04.

Fourth Quarter 2009

•	Income from operations was positively affected by (i) an $18 million increase in the revenues of our Eastern Group for payments received under an oil and gas lease at one of our landfills; and (ii) a $22 million decrease to “Depreciation and amortization” expense for adjustments associated with changes in our expectations for the timing and cost of future capping, closure and post-closure of fully utilized airspace. These items increased the quarter’s “Net income attributable to Waste Management, Inc.” by $24 million, or $0.05 per diluted share.

•	Income from operations was negatively affected by (i) a $27 million impairment charge recognized by our Western Group as a result in a change in expectations for the future operations of an inactive landfill in California; (ii) a $12 million increase to “Selling, general and administrative” expenses for several legal matters; (iii) a $4 million impairment charge required to write-down certain of our investments in portable self-storage operations to their fair value as a result of our acquisition of a controlling financial interest in those operations; (iv) $4 million of charges related to our January 2009 restructuring; and (v) a $2 million

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment charge related to the abandonment of revenue management software. These items decreased the quarter’s “Net income attributable to Waste Management, Inc.” by $29 million, or $0.06 per diluted share.

•	Our “Provision for income taxes” for the quarter was reduced by $111 million as a result of (i) the liquidation of a foreign subsidiary, which generated a capital loss that could be utilized to offset capital gains generated in previous years; (ii) the realization of state net operating loss and credit carry-forwards; (iii) a reduction in provincial tax rates in Ontario, Canada, which resulted in the revaluation of related deferred tax balances; and (iv) tax audit settlements. This significant decrease in taxes resulted in an effective tax rate of 4.9% for the fourth quarter of 2009 and positively affected the quarter’s “Diluted earnings per common share” by $0.23.

23.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2010

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$465	$—	$74	$—	$539
Other current assets	4	1	1,938	—	1,943

	469	1	2,012	—	2,482
Property and equipment, net	—	—	11,868	—	11,868
Investments in and advances to affiliates	10,757	13,885	2,970	(27,612)	—
Other assets	91	12	7,023	—	7,126

Total assets	$11,317	$13,898	$23,873	$(27,612)	$21,476

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1	$232	$—	$233
Accounts payable and other current liabilities	93	17	2,142	—	2,252

	93	18	2,374	—	2,485
Long-term debt, less current portion	4,951	596	3,127	—	8,674
Other liabilities	13	—	3,713	—	3,726

Total liabilities	5,057	614	9,214	—	14,885
Equity:
Stockholders’ equity	6,260	13,284	14,328	(27,612)	6,260
Noncontrolling interests	—	—	331	—	331

	6,260	13,284	14,659	(27,612)	6,591

Total liabilities and equity	$11,317	$13,898	$23,873	$(27,612)	$21,476

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2009

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,093	$—	$47	$—	$1,140
Other current assets	24	1	1,845	—	1,870

	1,117	1	1,892	—	3,010
Property and equipment, net	—	—	11,541	—	11,541
Investments in and advances to affiliates	10,174	12,770	2,303	(25,247)	—
Other assets	62	17	6,524	—	6,603

Total assets	$11,353	$12,788	$22,260	$(25,247)	$21,154

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$580	$35	$134	$—	$749
Accounts payable and other current liabilities	90	17	2,045	—	2,152

	670	52	2,179	—	2,901
Long-term debt, less current portion	4,398	601	3,125	—	8,124
Other liabilities	—	—	3,538	—	3,538

Total liabilities	5,068	653	8,842	—	14,563
Equity:
Stockholders’ equity	6,285	12,135	13,112	(25,247)	6,285
Noncontrolling interests	—	—	306	—	306

	6,285	12,135	13,418	(25,247)	6,591

Total liabilities and equity	$11,353	$12,788	$22,260	$(25,247)	$21,154

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2010
Operating revenues	$—	$—	$12,515	$—	$12,515
Costs and expenses	—	—	10,399	—	10,399

Income from operations	—	—	2,116	—	2,116

Other income (expense):
Interest income (expense)	(324)	(38)	(107)	—	(469)
Equity in subsidiaries, net of taxes	1,149	1,172	—	(2,321)	—
Equity in net losses of unconsolidated entities and other, net	—	—	(16)	—	(16)

	825	1,134	(123)	(2,321)	(485)

Income before income taxes	825	1,134	1,993	(2,321)	1,631
Provision for (benefit from) income taxes	(128)	(15)	772	—	629

Consolidated net income	953	1,149	1,221	(2,321)	1,002
Less: Net income attributable to noncontrolling interests	—	—	49	—	49

Net income attributable to Waste Management, Inc.	$953	$1,149	$1,172	$(2,321)	$953

Year Ended December 31, 2009
Operating revenues	$—	$—	$11,791	$—	$11,791
Costs and expenses	—	—	9,904	—	9,904

Income from operations	—	—	1,887	—	1,887

Other income (expense):
Interest income (expense)	(268)	(41)	(104)	—	(413)
Equity in subsidiaries, net of taxes	1,157	1,182	—	(2,339)	—
Equity in net losses of unconsolidated entities and other, net	—	—	(1)	—	(1)

	889	1,141	(105)	(2,339)	(414)

Income before income taxes	889	1,141	1,782	(2,339)	1,473
Provision for (benefit from) income taxes	(105)	(16)	534	—	413

Consolidated net income	994	1,157	1,248	(2,339)	1,060
Less: Net income attributable to noncontrolling interests	—	—	66	—	66

Net income attributable to Waste Management, Inc.	$994	$1,157	$1,182	$(2,339)	$994

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2008
Operating revenues	$—	$—	$13,388	$—	$13,388
Costs and expenses	—	—	11,154	—	11,154

Income from operations	—	—	2,234	—	2,234

Other income (expense):
Interest income (expense)	(274)	(40)	(122)	—	(436)
Equity in subsidiaries, net of taxes	1,254	1,278	—	(2,532)	—
Equity in net losses of unconsolidated entities and other, net	—	—	(1)	—	(1)

	980	1,238	(123)	(2,532)	(437)

Income before income taxes	980	1,238	2,111	(2,532)	1,797
Provision for (benefit from) income taxes	(107)	(16)	792	—	669

Consolidated net income	1,087	1,254	1,319	(2,532)	1,128
Less: Net income attributable to noncontrolling interests	—	—	41	—	41

Net income attributable to Waste Management, Inc.	$1,087	$1,254	$1,278	$(2,532)	$1,087

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2010
Cash flows from operating activities:
Consolidated net income	$953	$1,149	$1,221	$(2,321)	$1,002
Equity in earnings of subsidiaries, net of taxes	(1,149)	(1,172)	—	2,321	—
Other adjustments	44	(3)	1,232	—	1,273

Net cash provided by (used in) operating activities	(152)	(26)	2,453	—	2,275

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(407)	—	(407)
Capital expenditures	—	—	(1,104)	—	(1,104)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	44	—	44
Net receipts from restricted trust and escrow accounts and other, net	(5)	—	(134)	—	(139)

Net cash provided by (used in) investing activities	(5)	—	(1,601)	—	(1,606)

Cash flows from financing activities:
New borrowings	592	—	316	—	908
Debt repayments	(617)	(35)	(460)	—	(1,112)
Common stock repurchases	(501)	—	—	—	(501)
Cash dividends	(604)	—	—	—	(604)
Exercise of common stock options	54	—	—	—	54
Distributions paid to noncontrolling interests and other	(6)	—	(12)	—	(18)
(Increase) decrease in intercompany and investments, net	611	61	(672)	—	—

Net cash provided by (used in) financing activities	(471)	26	(828)	—	(1,273)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Decrease in cash and cash equivalents	(628)	—	27	—	(601)
Cash and cash equivalents at beginning of period	1,093	—	47	—	1,140

Cash and cash equivalents at end of period	$465	$—	$74	$—	$539

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2009
Cash flows from operating activities:
Consolidated net income	$994	$1,157	$1,248	$(2,339)	$1,060
Equity in earnings of subsidiaries, net of taxes	(1,157)	(1,182)	—	2,339	—
Other adjustments	26	(3)	1,279	—	1,302

Net cash provided by (used in) operating activities	(137)	(28)	2,527	—	2,362

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(281)	—	(281)
Capital expenditures	—	—	(1,179)	—	(1,179)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	28	—	28
Net receipts from restricted trust and escrow accounts and other, net	—	—	182	—	182

Net cash used in investing activities	—	—	(1,250)	—	(1,250)

Cash flows from financing activities:
New borrowings	1,385	—	364	—	1,749
Debt repayments	(810)	—	(525)	—	(1,335)
Common stock repurchases	(226)	—	—	—	(226)
Cash dividends	(569)	—	—	—	(569)
Exercise of common stock options	20	—	—	—	20
Distributions paid to noncontrolling interests and other	3	—	(99)	—	(96)
(Increase) decrease in intercompany and investments, net	977	28	(1,005)	—	—

Net cash provided by (used in) financing activities	780	28	(1,265)	—	(457)

Effect of exchange rate changes on cash and cash equivalents	—	—	5	—	5

Increase in cash and cash equivalents	643	—	17	—	660
Cash and cash equivalents at beginning of period	450	—	30	—	480

Cash and cash equivalents at end of period	$1,093	$—	$47	$—	$1,140

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Year Ended December 31, 2008
Cash flows from operating activities:
Consolidated net income	$1,087	$1,254	$1,319	$(2,532)	$1,128
Equity in earnings of subsidiaries, net of taxes	(1,254)	(1,278)	—	2,532	—
Other adjustments	(22)	(16)	1,485	—	1,447

Net cash provided by (used in) operating activities	(189)	(40)	2,804	—	2,575

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(280)	—	(280)
Capital expenditures	—	—	(1,221)	—	(1,221)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	112	—	112
Net receipts from restricted trust and escrow accounts and other, net	(2)	—	208	—	206

Net cash used in investing activities	(2)	—	(1,181)	—	(1,183)

Cash flows from financing activities:
New borrowings	944	—	581	—	1,525
Debt repayments	(760)	(244)	(781)	—	(1,785)
Common stock repurchases	(410)	—	—	—	(410)
Cash dividends	(531)	—	—	—	(531)
Exercise of common stock options	37	—	—	—	37
Distributions paid to noncontrolling interests and other	7	—	(99)	—	(92)
(Increase) decrease in intercompany and investments, net	938	284	(1,290)	68	—

Net cash provided by (used in) financing activities	225	40	(1,589)	68	(1,256)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)

Increase in cash and cash equivalents	34	—	30	68	132
Cash and cash equivalents at beginning of period	416	—	—	(68)	348

Cash and cash equivalents at end of period	$450	$—	$30	$—	$480

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	New Accounting Pronouncements (Unaudited)

Multiple-Deliverable Revenue Arrangements — In October 2009, the FASB amended authoritative guidance associated with multiple-deliverable revenue arrangements. This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which consideration is allocated across the separately identifiable deliverables. The amendments to authoritative guidance associated with multiple-deliverable revenue arrangements became effective for the Company on January 1, 2011. The new accounting standard may be applied either retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the date of adoption. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements. However, our adoption of this guidance may significantly impact our accounting and reporting for future revenue arrangements to the extent they are material.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2010 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010 as stated in their report, which appears in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2010. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, to be held May 13, 2011.

We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at http://www.wm.com under the section “Corporate Governance” within the “Investor Relations” tab.

Item 11.	Executive Compensation.

The information required by this Item is set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is set forth in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

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
David P. Steiner
President, Chief Executive Officer and Director

Date: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. STEINER David P. Steiner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2011

/s/ ROBERT G. SIMPSON Robert G. Simpson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2011

/s/ GREG A. ROBERTSON Greg A. Robertson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2011

/s/ PASTORA SAN JUAN CAFFERTY Pastora San Juan Cafferty	Director	February 17, 2011

/s/ FRANK M. CLARK Frank M. Clark	Director	February 17, 2011

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 17, 2011

/s/ JOHN C. POPE John C. Pope	Chairman of the Board and Director	February 17, 2011

/s/ W. ROBERT REUM W. Robert Reum	Director	February 17, 2011

/s/ STEVEN G. ROTHMEIER Steven G. Rothmeier	Director	February 17, 2011

/s/ THOMAS H. WEIDEMEYER Thomas H. Weidemeyer	Director	February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc

We have audited the consolidated financial statements of Waste Management, Inc. as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated February 17, 2011 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas
February 17, 2011

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Millions)

			Accounts
	Balance	Charged	Written		Balance
	Beginning of	(Credited) to	Off/Use of		End of
	Year	Income	Reserve	Other(a)	Year

2008 — Reserves for doubtful accounts(b)	$47	$50	$(56)	$(2)	$39
2009 — Reserves for doubtful accounts(b)	$39	$48	$(57)	$2	$32
2010 — Reserves for doubtful accounts(b)	$32	$41	$(47)	$1	$27
2008 — Merger and restructuring accruals(c)	$4	$2	$(4)	$—	$2
2009 — Merger and restructuring accruals(c)	$2	$50	$(42)	$—	$10
2010 — Merger and restructuring accruals(c)	$10	$(2)	$(5)	$—	$3

(a)	The “Other” activity is related to reserves for doubtful accounts of acquired businesses, reserves associated with dispositions of businesses, reserves reclassified to operations held-for-sale, and reclassifications among reserve accounts.

(b)	Includes reserves for doubtful accounts receivable and notes receivable.

(c)	Included in accrued liabilities in our Consolidated Balance Sheets. These accruals represent employee severance and benefit costs and transitional costs.

INDEX TO EXHIBITS

Exhibit
No.			Description

3.1		—	Third Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010].
3.2		—	Amended and Restated Bylaws [Incorporated by reference to Exhibit 3.2 to Form 8-K dated May 11, 2010].
4.1		—	Specimen Stock Certificate [Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2		—	Indenture for Subordinated Debt Securities dated February 3, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3		—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
4.4		—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of Waste Management, Inc.’s 4.75% Senior Notes due 2020 [Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2010].
4.5		—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of Waste Management, Inc.’s 4.75% Senior Notes due 2020 [Incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2010].
4	.6*	—	Schedule of Officers’ Certificates delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of Waste Management, Inc.’s Senior Notes. Waste Management and its subsidiaries are parties to debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Waste Management and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Waste Management agrees to furnish a copy of such instruments to the SEC upon request.
10	.1†	—	2009 Stock Incentive Plan [Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].
10	.2†	—	2005 Annual Incentive Plan [Incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].
10	.3†	—	Employee Stock Purchase Plan [Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed March 25, 2009].
10	.4†	—	Waste Management, Inc. 409A Deferral Savings Plan. [Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2006].
10	.5†	—	1993 Stock Incentive Plan [Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1998].
10	.6†	—	2000 Stock Incentive Plan [Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14a filed April 6, 2000].
10	.7†	—	2004 Stock Incentive Plan [Incorporated by reference to Appendix C to Proxy Statement on Schedule 14A filed April 8, 2004].

Exhibit
No.			Description

10.8		—	$2 Billion Revolving Credit Agreement dated as of June 22, 2010 by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Barclays Capital, as Syndication Agents, Deutsche Bank Securities Inc. and The Royal Bank of Scotland PLC, as Documentation Agents, BNP Paribas and Citibank, N.A., as Co-Documentation Agents and J.P. Morgan Securities Inc., Banc of America Securities LLC and Barclays Capital, as Lead Arrangers and Joint Bookrunners [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010].
10.9		—	CDN $410,000,000 Credit Facility Credit Agreement by and between Waste Management of Canada Corporation (as Borrower), Waste Management, Inc. and Waste Management Holdings, Inc. (as Guarantors), BNP Paribas Securities Corp. and Scotia Capital (as Lead Arrangers and Book Runners) and Bank of Nova Scotia (as Administrative Agent) and the Lenders from time to time party to the Agreement dated as of November 30, 2005. [Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2005].
10.10		—	First Amendment Agreement dated as of December 21, 2007 to a Credit Agreement dated as of November 30, 2005 by and between Waste Management of Canada Corporation as borrower, Waste Management, Inc. and Waste Management Holdings, Inc. as guarantors, the lenders from time to time party thereto and the Bank of Nova Scotia as Administrative Agent [Incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended December 31, 2007].
10	.11†	—	Employment Agreement between the Company and Cherie C. Rice dated August 26, 2005 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 26, 2005].
10	.12†	—	Employment Agreement between the Company and Greg A. Robertson dated August 1, 2003 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004].
10	.13†	—	Employment Agreement between the Company and Lawrence O’Donnell III dated January 21, 2000 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000].
10	.14†	—	Agreement for Termination of Employment dated June 1, 2010 between Waste Management, Inc. and Lawrence O’Donnell, III [Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 1, 2010.]
10	.15†	—	Employment Agreement between the Company and Puneet Bhasin dated December 7, 2009 [Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2009].
10	.16†	—	Employment Agreement between the Company and Duane C. Woods dated October 20, 2004 [Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 20, 2004].
10	.17†	—	Employment Agreement between the Company and David Steiner dated as of May 6, 2002 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002].
10	.18†	—	Employment Agreement between the Company and James E. Trevathan dated as of June 1, 2000 [Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].
10	.19†	—	Employment Agreement between Recycle America Alliance, L.L.C. and Patrick DeRueda dated as of August 4, 2005 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 4, 2005].
10	.20†	—	Employment Agreement between the Company and Robert G. Simpson dated as of October 20, 2004 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 20, 2004].
10	.21†	—	Employment Agreement between the Company and Barry H. Caldwell dated as of September 23, 2002 [Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10	.22†	—	Employment Agreement between the Company and David Aardsma dated June 16, 2005 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 16, 2005].