Form 10-K/A
period 2010-12-31
WASTE MANAGEMENT INC
filed 2011-02-22
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
     Waste Management, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission on February 17, 2011 (the “Original Filing”).
     As permitted by Rule 103 of Regulation S-T, the purpose of this Amendment is to correct an error made by a third-party EDGAR filing service that was outside the control of the registrant. The error in the Original Filing resulted in the omission of the last page of the exhibit index included as part of Item 15 of the Original Filing. This Amendment is being filed to amend and restate Item 15 and the referenced exhibit index in its entirety. Accordingly, this Amendment should be read in conjunction with the Original Filing.
     Except as amended by this Amendment, the Original Filing has not been amended, updated or otherwise modified. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

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

4.6*	—
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

10.1†	—	2009 Stock Incentive Plan [Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].
10.2†	—	2005 Annual Incentive Plan [Incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].
10.3†	—	Employee Stock Purchase Plan [Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed March 25, 2009].
10.4†	—	Waste Management, Inc. 409A Deferral Savings Plan. [Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2006].
10.5†	—	1993 Stock Incentive Plan [Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1998].
10.6†	—	2000 Stock Incentive Plan [Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14a filed April 6, 2000].
10.7†	—	2004 Stock Incentive Plan [Incorporated by reference to Appendix C to Proxy Statement on Schedule 14A filed April 8, 2004].
10.8	—
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

Exhibit
No.		Description

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

10.11†	—	Employment Agreement between the Company and Cherie C. Rice dated August 26, 2005 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 26, 2005].
10.12†	—	Employment Agreement between the Company and Greg A. Robertson dated August 1, 2003 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004].
10.13†	—	Employment Agreement between the Company and Lawrence O’Donnell III dated January 21, 2000 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000].
10.14†	—	Agreement for Termination of Employment dated June 1, 2010 between Waste Management, Inc. and Lawrence O’Donnell, III [Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 1, 2010].
10.15†	—	Employment Agreement between the Company and Puneet Bhasin dated December 7, 2009 [Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2009].
10.16†	—	Employment Agreement between the Company and Duane C. Woods dated October 20, 2004 [Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 20, 2004].
10.17†	—	Employment Agreement between the Company and David Steiner dated as of May 6, 2002 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002].
10.18†	—	Employment Agreement between the Company and James E. Trevathan dated as of June 1, 2000 [Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].
10.19†	—	Employment Agreement between Recycle America Alliance, L.L.C. and Patrick DeRueda dated as of August 4, 2005 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 4, 2005].
10.20†	—	Employment Agreement between the Company and Robert G. Simpson dated as of October 20, 2004 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 20, 2004].
10.21†	—	Employment Agreement between the Company and Barry H. Caldwell dated as of September 23, 2002 [Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.22†	—	Employment Agreement between the Company and David Aardsma dated June 16, 2005 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 16, 2005].
10.23†	—	Employment Agreement between the Company and Rick L Wittenbraker dated as of November 10, 2003 [Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].
10.24†	—	Employment Agreement between Wheelabrator Technologies Inc. and Mark A. Weidman dated May 11, 2006. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 11, 2006].
10.25†	—	Employment Agreement between the Company and Jeff Harris dated December 1, 2006. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2006].
10.26†	—	Employment Agreement between the Company and Michael Jay Romans dated January 25, 2007. [Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 25, 2007].
10.27†	—	Employment Agreement between Waste Management, Inc. and Brett Frazier dated July 13, 2007 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 13, 2007].
10.28†	—	Form of 2010 Performance Share Unit Award Agreement [Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 9, 2010].
10.29†	—	Form of 2010 Stock Option Award Agreement [Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 9, 2010].
10.30†	—	Form of 2009 Performance Share Unit Award Agreement [Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 24, 2009].
10.31†	—	Form of 2008 Performance Share Unit Award Agreement [Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 26, 2008].

Exhibit
No.		Description
12.1*	—	Computation of Ratio of Earnings to Fixed Charges.
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.
31.2*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1*	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.
32.2*	—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
101.INS**	—	XBRL Instance Document.
101.SCH**	—	XBRL Taxonomy Extension Schema Document.
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ DAVID P. STEINER

David P. Steiner President, Chief Executive Officer and Director
Date: February 22, 2011

INDEX TO EXHIBITS

Exhibit
No.		Description
31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of David P. Steiner, President and Chief Executive Officer.
31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.