Form 10-Q
period 2011-03-31
WASTE MANAGEMENT INC
filed 2011-04-28
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 21, 2011 was 474,200,316 (excluding treasury shares of 156,082,145).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$676	$539
Accounts receivable, net of allowance for doubtful accounts of $24 and $26, respectively	1,464	1,510
Other receivables	97	146
Parts and supplies	130	130
Deferred income taxes	44	40
Other assets	137	117

Total current assets	2,548	2,482
Property and equipment, net of accumulated depreciation and amortization of $14,713 and $14,690, respectively	11,855	11,868
Goodwill	5,771	5,726
Other intangible assets, net	318	295
Other assets	1,156	1,105

Total assets	$21,648	$21,476

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$546	$692
Accrued liabilities	1,074	1,100
Deferred revenues	458	460
Current portion of long-term debt	285	233

Total current liabilities	2,363	2,485
Long-term debt, less current portion	8,882	8,674
Deferred income taxes	1,670	1,662
Landfill and environmental remediation liabilities	1,425	1,402
Other liabilities	676	662

Total liabilities	15,016	14,885

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,536	4,528
Retained earnings	6,424	6,400
Accumulated other comprehensive income	257	230
Treasury stock at cost, 155,574,786 and 155,235,711 shares, respectively	(4,925)	(4,904)

Total Waste Management, Inc. stockholders’ equity	6,298	6,260
Noncontrolling interests	334	331

Total equity	6,632	6,591

Total liabilities and equity	$21,648	$21,476

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months
	Ended
	March 31,
	2011	2010

Operating revenues	$3,103	$2,935

Costs and expenses:
Operating	1,995	1,881
Selling, general and administrative	382	351
Depreciation and amortization	299	291

	2,676	2,523

Income from operations	427	412

Other income (expense):
Interest expense	(121)	(112)
Interest income	3	—
Equity in net losses of unconsolidated entities	(4)	—
Other, net	1	2

	(121)	(110)

Income before income taxes	306	302
Provision for income taxes	110	110

Consolidated net income	196	192
Less: Net income attributable to noncontrolling interests	10	10

Net income attributable to Waste Management, Inc.	$186	$182

Basic earnings per common share	$0.39	$0.37

Diluted earnings per common share	$0.39	$0.37

Cash dividends declared per common share	$0.34	$0.315

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months
	Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Consolidated net income	$196	$192
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	299	291
Deferred income tax (benefit) provision	(3)	1
Interest accretion on landfill liabilities	20	20
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	1	1
Provision for bad debts	8	11
Equity-based compensation expense	17	12
Equity in net losses of unconsolidated entities, net of dividends	4	—
Net gain on disposal of assets	(3)	(5)
Excess tax benefits associated with equity-based transactions	(4)	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	44	12
Other current assets	(28)	(31)
Other assets	21	4
Accounts payable and accrued liabilities	40	(24)
Deferred revenues and other liabilities	(12)	12

Net cash provided by operating activities	600	496

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(99)	(62)
Capital expenditures	(316)	(255)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	5	12
Net receipts from restricted trust and escrow accounts	6	19
Investments in unconsolidated entities	(55)	(149)
Other	(3)	—

Net cash used in investing activities	(462)	(435)

Cash flows from financing activities:
New borrowings	396	114
Debt repayments	(158)	(169)
Common stock repurchases	(63)	(120)
Cash dividends	(162)	(153)
Exercise of common stock options	23	7
Excess tax benefits associated with equity-based transactions	4	—
Distributions paid to noncontrolling interests	(7)	(7)
Other	(36)	(3)

Net cash used in financing activities	(3)	(331)

Effect of exchange rate changes on cash and cash equivalents	2	1

Increase (decrease) in cash and cash equivalents	137	(269)
Cash and cash equivalents at beginning of period	539	1,140

Cash and cash equivalents at end of period	$676	$871

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, except shares in thousands)
(Unaudited)

	Waste Management, Inc. Stockholders’ Equity
							Accumulated
							Other
					Additional		Comprehensive
		Comprehensive	Common Stock		Paid-In	Retained	Income	Treasury Stock		Noncontrolling
	Total	Income	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts	Interests

Balance, December 31, 2010	$6,591		630,282	$6	$4,528	$6,400	$230	(155,236)	$(4,904)	$331
Comprehensive Income:
Net income	196	$196	—	—	—	186	—	—	—	10
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $3	(5)	(5)	—	—	—	—	(5)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $5	8	8	—	—	—	—	8	—	—	—
Unrealized losses on marketable securities, net of taxes of $1	(2)	(2)	—	—	—	—	(2)	—	—	—
Foreign currency translation adjustments	28	28	—	—	—	—	28	—	—	—
Change in funded status of post-retirement benefit obligations, net of taxes of $1	(2)	(2)	—	—	—	—	(2)	—	—	—

Other comprehensive income (loss)	27	27

Comprehensive income	223	$223

Cash dividends declared	(162)		—	—	—	(162)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	55		—	—	8	—	—	1,493	47	—
Common stock repurchases	(68)		—	—	—	—	—	(1,835)	(68)	—
Distributions paid to noncontrolling interests	(7)		—	—	—	—	—	—	—	(7)
Other	—		—	—	—	—	—	3	—	—

Balance, March 31, 2011	$6,632		630,282	$6	$4,536	$6,424	$257	(155,575)	$(4,925)	$334

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

We manage and evaluate our principal operations through five Groups. Our four geographic operating Groups, which are comprised of our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our five Groups, which are presented in this report as “Other.” Additional information related to our segments can be found in Note 9.

The Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Subsequent events have been evaluated through the date and time the financial statements were issued. No material subsequent events have occurred since March 31, 2011 that required recognition or disclosure in our current period financial statements.

Accounting Changes

Multiple-Deliverable Revenue Arrangements — In October 2009, the FASB amended authoritative guidance associated with multiple-deliverable revenue arrangements. This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which consideration is allocated across the separately identifiable deliverables. The amendments to authoritative guidance associated with multiple-deliverable revenue arrangements became effective for the Company on January 1, 2011. The new accounting standard has been applied prospectively to arrangements entered into or materially modified after the date of adoption. The adoption of this guidance has not had a material impact on our consolidated financial statements. However, our adoption of this guidance may significantly impact our accounting and reporting for future revenue arrangements to the extent they are material.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain minor reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2011			December 31, 2010
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$103	$42	$145	$105	$43	$148
Long-term	1,186	239	1,425	1,161	241	1,402

	$1,289	$281	$1,570	$1,266	$284	$1,550

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2010 and the three months ended March 31, 2011 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2009	$1,267	$256
Obligations incurred and capitalized	47	—
Obligations settled	(86)	(36)
Interest accretion	82	5
Revisions in cost estimates and interest rate assumptions	(49)	61
Acquisitions, divestitures and other adjustments	5	(2)

December 31, 2010	1,266	284
Obligations incurred and capitalized	11	—
Obligations settled	(11)	(7)
Interest accretion	20	1
Revisions in cost estimates and interest rate assumptions	2	3
Acquisitions, divestitures and other adjustments	1	—

March 31, 2011	$1,289	$281

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements and we are the sole beneficiary of the restricted balances. However, certain of the funds have been established for the benefit of both the Company and the host community in which we operate. The fair value of trust funds and escrow accounts for which we are the sole beneficiary was $125 million at March 31, 2011 and is included in long-term “Other assets” in our Condensed Consolidated Balance Sheet.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Revolving credit facility	$—	$—
Letter of credit facilities	—	—
Canadian credit facility (weighted average effective interest rate of 2.2% at March 31, 2011 and December 31, 2010)	219	212
Senior notes and debentures, maturing through 2039, interest rates ranging from 4.60% to 7.75% (weighted average interest rate of 6.3% at March 31, 2011 and 6.5% at December 31, 2010)	5,695	5,452
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 0.2% to 7.4% (weighted average interest rate of 3.1% at March 31, 2011 and December 31, 2010)	2,696	2,696
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2029, fixed and variable interest rates ranging from 0.2% to 5.4% (weighted average interest rate of 2.5% at March 31, 2011 and December 31, 2010)	116	116
Capital leases and other, maturing through 2050, interest rates up to 12%	441	431

	9,167	8,907
Current portion of long-term debt	285	233

	$8,882	$8,674

Debt Classification

As of March 31, 2011, we had $396 million of debt maturing within the next twelve months, including U.S. $219 million under our Canadian credit facility. We have classified $111 million of these borrowings as long-term as of March 31, 2011 based on our intent and ability to refinance these borrowings on a long-term basis.

Net Debt Borrowings

In February 2011, we issued $400 million of 4.60% senior notes due March 2021. The net proceeds from the debt issuance were $396 million. We used a portion of the proceeds to repay $147 million of 7.65% senior notes that matured in March 2011.

Revolving Credit and Letter of Credit Facilities

As of March 31, 2011, we had an aggregate committed capacity of $2.5 billion for letters of credit under various credit facilities. Our primary source of letter of credit capacity is a three-year, $2.0 billion revolving credit facility that was executed in June 2010. Our remaining letter of credit capacity is provided under facilities with maturities that extend from June 2013 to June 2015. As of March 31, 2011, we had an aggregate of $1.6 billion of letters of credit outstanding under our revolving credit facility and letter of credit facilities. There have not been any borrowings outstanding under these credit facilities during 2011.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

		March 31,	December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2011	2010

Interest rate contracts	Current other assets	$—	$1
Interest rate contracts	Long-term other assets	32	37

Total derivative assets		$32	$38

Interest rate contracts	Current accrued liabilities	$—	$11
Electricity commodity contracts	Current accrued liabilities	1	1
Interest rate contracts	Long-term accrued liabilities	11	13
Foreign exchange contracts	Long-term accrued liabilities	14	3

Total derivative liabilities		$26	$28

It is our accounting policy not to offset fair value amounts recognized for our derivative instruments.

Interest Rate Derivatives

Interest Rate Swaps

We use interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of March 31, 2011, we had approximately $5.6 billion in fixed-rate senior notes outstanding. As of March 31, 2011, the interest payments on $1 billion, or 18%, of these senior notes have been swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates, compared with $500 million, or 9%, as of December 31, 2010. The increase in the notional amount of our interest rate swaps from December 31, 2010 to March 31, 2011 was due to the execution of $600 million of interest rate swaps in March 2011 partially offset by the scheduled maturity of $100 million of interest rate swaps in March 2011.

We have designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of debt instruments by $70 million as of March 31, 2011 and $79 million as of December 31, 2010.

Gains or losses on the derivatives as well as the offsetting losses or gains on the hedged items attributable to our interest rate swaps are recognized in current earnings. We include gains and losses on our interest rate swaps as adjustments to interest expense, which is the same financial statement line item where offsetting gains and losses on the related hedged items are recorded. The following table summarizes the fair value adjustments from interest rate swaps and the underlying hedged items on our results of operations (in millions):

Three Months	Statement of Operations	Gain (Loss) on	Gain (Loss) on
Ended March 31,	Classification	Swap	Fixed-Rate Debt

2011	Interest expense	$(6)	$6
2010	Interest expense	$1	$(1)

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impact of periodic settlements of active swap agreements and the impact of terminated swap agreements on our results of operations (in millions):

	Three Months
	Ended March 31,
Decrease to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	2011	2010

Periodic settlements of active swap agreements(a)	$5	$10
Terminated swap agreements	3	5

	$8	$15

(a)	These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations are based on a spread from the three-month LIBOR.

Treasury Rate Locks

We have used Treasury rate locks to secure underlying interest rates in anticipation of senior note issuances. These cash flow hedging agreements resulted in deferred losses, net of taxes, of $15 million at March 31, 2011 and $16 million at December 31, 2010, which are included in “Accumulated other comprehensive income.” These deferred losses are reclassified to interest expense over the life of the related senior note issuances, which extend through 2032. Pre-tax and after-tax amounts of $2 million and $1 million, respectively, were reclassified out of accumulated other comprehensive income and into interest expense during both three-month periods ended March 31, 2011 and 2010. As of March 31, 2011, $7 million (on a pre-tax basis) is scheduled to be reclassified into interest expense over the next twelve months.

Forward-Starting Interest Rate Swaps

In 2009, we entered into forward-starting interest rate swaps with a total notional value of $525 million to hedge the risk of changes in semi-annual interest payments due to fluctuations in the forward ten-year LIBOR swap rate for anticipated fixed-rate debt issuances in 2011, 2012 and 2014. We designated these forward-starting interest rate swaps as cash flow hedges.

During the first quarter of 2011, $150 million of these forward-starting interest rate swaps were terminated contemporaneously with the actual issuance of senior notes in February 2011, and we paid cash of $9 million to settle the liability related to these swap agreements. The ineffectiveness recognized upon termination of the hedges was immaterial and the related deferred loss continues to be recognized as a component of “Accumulated other comprehensive income.” The deferred loss is being amortized as an increase to interest expense over the life of the February 2011 senior note issuance using the effective interest method. The incremental interest expense associated with these forward-starting interest rate swaps was immaterial during the three months ended March 31, 2011.

The forward-starting interest rate swaps outstanding as of March 31, 2011 relate to anticipated debt issuances in November 2012 and March 2014. The fair value of these interest rate derivatives was $11 million of long-term liabilities as of March 31, 2011 compared with $13 million of long-term liabilities as of December 31, 2010.

We recognized pre-tax and after-tax gains of $4 million and $2 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended March 31, 2011. We recognized pre-tax and after-tax losses of $5 million and $3 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended March 31, 2010. There was no significant ineffectiveness associated with these hedges during the three months ended March 31, 2011 or 2010.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit-Risk-Related Contingent Features

Certain of our interest rate derivative instruments contain provisions related to the Company’s credit rating. If the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of March 31, 2011, we had not experienced any credit events that would trigger these provisions, nor did we have any derivative instruments with credit-risk-related contingent features that were in a net liability position.

Foreign Exchange Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Waste Management Holdings, Inc., a wholly-owned subsidiary we acquired in 1998 (“WM Holdings”), and its Canadian subsidiaries. As of March 31, 2011, we had foreign currency forward contracts outstanding for all of the anticipated cash flows associated with a debt arrangement between these wholly-owned subsidiaries. The hedged cash flows include C$370 million of principal, which is scheduled for payment on October 31, 2013, and interest payments scheduled as follows: C$10 million on November 30, 2011, C$11 million on November 30, 2012 and C$10 million on October 31, 2013. We designated our foreign currency derivatives as cash flow hedges.

Gains or losses on the underlying hedged items attributable to foreign currency exchange risk are recognized in current earnings. We include gains and losses on our foreign currency forward contracts as adjustments to other income and expense, which is the same financial statement line item where offsetting gains and losses on the related hedged items are recorded. The following table summarizes the pre-tax impacts of our foreign currency cash flow derivatives on our comprehensive income and results of operations (in millions):

			Derivative Gain or
	Derivative Gain or		(Loss) Reclassified
	(Loss) Recognized		from AOCI into
Three Months	in OCI	Statement of Operations	Income
Ended March 31,	(Effective Portion)	Classification	(Effective Portion)

2011	$(11)	Other income (expense)	$(10)
2010	$(12)	Other income (expense)	$(12)

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. Adjustments to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges resulted in the recognition of an after-tax loss of $6 million during the three months ended March 31, 2011 and an after-tax loss of $7 million during the three months ended March 31, 2010. After-tax adjustments for the reclassification of losses from accumulated other comprehensive income into income were $6 million and $8 million during the three-month periods ended March 31, 2011 and 2010, respectively. There was no significant ineffectiveness associated with these hedges during the three months ended March 31, 2011 or 2010.

Electricity Commodity Derivatives

As a result of the expiration of certain long-term, above-market electricity contracts at our waste-to-energy facilities, we use short-term “receive fixed, pay variable” electricity commodity swaps to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 672,360 megawatt hours, or approximately 26%, of our Wheelabrator Group’s full year 2010 merchant electricity sales and the swaps currently in place are expected to hedge about 1.2 million megawatt hours, or 37%, of the Group’s full year 2011 merchant electricity sales. For the three-month periods ended March 31, 2011 and 2010, we hedged 52% and 3%, respectively, of our merchant electricity sales. There was no significant ineffectiveness associated with these cash flow hedges and all financial statement impacts associated with these derivatives were immaterial for both three-month periods ended March 31, 2011 and 2010.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

Our effective tax rate for the three months ended March 31, 2011 was 35.9% compared with 36.6% for the comparable prior-year period. We evaluate our effective tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three-month period ended March 31, 2011 was primarily due to the unfavorable impact of state and local income taxes, offset by the favorable impact of federal tax credits. The difference between federal income taxes computed at the federal statutory rates and reported income taxes for the three-month period ended March 31, 2010 was primarily due to the unfavorable impact of state and local income taxes.

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility in North Dakota. The facility’s refinement processes qualify for federal tax credits that are expected to be realized through 2019 in accordance with Section 45 of the Internal Revenue Code. Our initial consideration for this investment consisted of a cash payment of $48 million.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. During the three months ended March 31, 2011, we recognized less than $1 million of net losses resulting from our share of the entity’s operating losses. Our tax provision for the three months ended March 31, 2011 was reduced by $3 million (primarily tax credits) as a result of this investment. See Note 11 for additional information related to this investment.

Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting. We recognize our share of the entity’s results and reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the three months ended March 31, 2011, we recognized $6 million of losses for reductions in the value of our investment, $2 million of interest expense and a reduction in our tax provision of $7 million (including $4 million of tax credits). During the remainder of 2011, we expect the tax benefits of this investment to more than offset the related equity losses and interest expense. See Note 11 for additional information related to this investment.

Legislation updates — The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, signed into law on December 17, 2010, included an extension of the bonus depreciation allowance through the end of 2012 and increased the amount of qualifying capital expenditures that can be depreciated immediately from 50 percent to 100 percent. The 100 percent depreciation deduction applies to qualifying property placed in service between September 8, 2010 and December 31, 2011. The acceleration of deductions on 2011 capital expenditures resulting from the bonus depreciation provision will have no impact on our effective tax rate. However, the ability to accelerate depreciation deductions is expected to decrease our 2011 cash taxes by approximately $190 million. Taking the accelerated tax depreciation will result in increased cash taxes in future periods when the accelerated deductions for these capital expenditures would have otherwise been taken.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months
	Ended March 31,
	2011	2010

Consolidated net income	$196	$192

Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes	(5)	(11)
Realized losses on derivative instruments reclassified into earnings, net of taxes	8	9
Unrealized gains (losses) on marketable securities, net of taxes	(2)	1
Foreign currency translation adjustments	28	27
Change in funded status of post-retirement benefit obligations, net of taxes	(2)	—

Other comprehensive income	27	26

Comprehensive income	223	218
Comprehensive income attributable to noncontrolling interests	(10)	(10)

Comprehensive income attributable to Waste Management, Inc.	$213	$208

The components of accumulated other comprehensive income, which is included as a component of Waste Management, Inc. stockholders’ equity, were as follows (in millions):

	March 31,	December 31,
	2011	2010

Accumulated unrealized loss on derivative instruments, net of taxes	$(30)	$(33)
Accumulated unrealized gain on marketable securities, net of taxes	3	5
Foreign currency translation adjustments	289	261
Funded status of post-retirement benefit obligations, net of taxes	(5)	(3)

	$257	$230

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months
	Ended March 31,
	2011	2010

Number of common shares outstanding at end of period	474.7	483.8
Effect of using weighted average common shares outstanding	1.0	1.8

Weighted average basic common shares outstanding	475.7	485.6
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.9	2.5

Weighted average diluted common shares outstanding	477.6	488.1

Potentially issuable shares	17.9	16.1
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.1	3.7

8.	Commitments and Contingencies

Financial Instruments — We have obtained letters of credit, performance bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill final capping, closure and post-closure requirements, environmental remediation, and other obligations. Letters of credit generally are supported by our revolving credit facility and other credit facilities established for that purpose. We obtain surety bonds and insurance policies from an entity in which we have a noncontrolling financial interest. We also obtain insurance from a wholly-owned insurance company, the sole business of which is to issue policies for us. In those instances where our use of financial assurance from entities we own or have financial interests in is not allowed, we have available alternative financial assurance mechanisms.

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

Guarantees — In the ordinary course of our business, WM and WM Holdings enter into guarantee agreements associated with their subsidiaries’ operations. Additionally, WM and WM Holdings have each guaranteed all of the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior debt of the other entity. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Condensed Consolidated Balance Sheets.

We also have guaranteed the obligations of, and provided indemnification to, third parties in the ordinary course of business. Guarantee agreements outstanding as of March 31, 2011 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $11 million; and (ii) agreements guaranteeing certain market value losses for approximately 900 homeowners’ properties adjacent to or near 19 of our landfills. Our indemnification obligations generally arise in divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the investigation of the extent of environmental impact and identification of likely site-remediation alternatives. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $150 million higher than the $281 million recorded in the Condensed Consolidated Financial Statements as of March 31, 2011. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of March 31, 2011, we had been notified that we are a PRP in connection with 78 locations listed on the EPA’s National Priorities List, or NPL. Of the 78 sites at which claims have been made against us, 17 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

The majority of these proceedings involving NPL sites that we do not own are based on allegations that certain of our subsidiaries (or their predecessors) transported hazardous substances to the sites, often prior to our acquisition of these subsidiaries. CERCLA generally provides for liability for those parties owning, operating, transporting to or disposing at the sites. Proceedings arising under Superfund typically involve numerous waste

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and remediation, which costs could be substantial and could have a material adverse effect on our consolidated financial statements. At some of the sites at which we have been identified as a PRP, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain.

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

Additionally, in July 2008, we were named as a defendant in a purported class action in the Circuit Court of Bullock County, Alabama, which was subsequently removed to the United States District Court for the Northern District of Alabama. This suit pertains to our fuel and environmental charge in our customer service agreements and generally alleges that such charges were not properly disclosed, were unfair, and were contrary to contract. We filed a motion to dismiss that was partially granted during the third quarter of 2010, resulting in dismissal of the plaintiffs’ RICO and national class action claims. We deny the claims in all of these actions and intend to continue to oppose class certification and will vigorously defend these matters. Given the inherent uncertainties of litigation, the ultimate outcome of these cases cannot be predicted at this time, nor can possible damages, if any, be reasonably estimated.

We often enter into contractual arrangements with landowners imposing obligations on us to meet certain regulatory or contractual conditions upon site closure or upon termination of the agreements. Compliance with these arrangements is inherently subject to subjective determinations and may result in disputes, including litigation. In May 2008, Mnoian Management, Inc. filed suit in Los Angeles County Superior Court seeking remediation and increased compaction of a site we had previously leased for landfill purposes. The parties have agreed to arbitrate this dispute and recently exchanged plans to remediate the site’s compaction fill. The Company has engaged in mediation discussions and believes it has valid defenses and will continue to vigorously defend these claims.

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

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. The following matters pending as of March 31, 2011 are disclosed in accordance with that requirement:

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 25, 2011, the EPA issued an NOV to Chemical Waste Management, Inc.’s Kettleman Hills Facility for alleged violations of the Resource Conservation and Recovery Act. The EPA has indicated it will seek civil penalties for the violations alleged, which relate primarily to management of landfill leachate, laboratory protocols, and the management and disposal of certain hazardous waste.

Multiemployer, Defined Benefit Pension Plans — About 20% of our workforce is covered by collective bargaining agreements with various union locals across the United States and Canada. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. One of the most significant multiemployer pension plans in which we participate is the Central States Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”), which has reported that it adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008. The Central States Pension Plan is in “critical status,” as defined by the Pension Protection Act of 2006.

In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. We recognized charges to “Operating” expenses of $28 million in the first quarter of 2010 associated with the withdrawal of three bargaining units from the Central States Pension Plan in connection with our negotiations of these unit’s agreements. We are still negotiating and litigating final resolutions of our withdrawal liability for this withdrawal and previous withdrawals, which could be materially higher than the charges we have recognized. We do not believe that our withdrawals from the multiemployer plans, individually or in the aggregate, will have a material adverse effect on our financial condition or liquidity. However, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plans at the time of withdrawal, such withdrawals could materially affect our results of operations in the period of the withdrawal.

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2010 and 2011 and expect these audits to be completed within the next 9 and 21 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. In the third quarter of 2010, we finalized audits in Canada through the 2005 tax year and are not currently under audit for any subsequent tax years. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the respective three-month periods ended March 31 is shown in the following table (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
	Revenues	Revenues	Revenues	Operations

Three Months Ended:
March 31, 2011
Eastern	$704	$(112)	$592	$120
Midwest	728	(106)	622	129
Southern	838	(98)	740	192
Western	790	(108)	682	140
Wheelabrator	210	(31)	179	13
Other	293	(5)	288	(14)

	3,563	(460)	3,103	580
Corporate and Other	—	—	—	(153)

Total	$3,563	$(460)	$3,103	$427

March 31, 2010
Eastern	$685	$(113)	$572	$109
Midwest	694	(98)	596	82
Southern	823	(97)	726	200
Western	764	(103)	661	129
Wheelabrator	206	(31)	175	36
Other	215	(10)	205	(29)

	3,387	(452)	2,935	527
Corporate and Other	—	—	—	(115)

Total	$3,387	$(452)	$2,935	$412

Fluctuations in our operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and by general economic conditions. In addition, our revenues and income from operations typically reflect seasonal patterns. Our operating revenues normally tend to be somewhat higher in the summer months, primarily due to the traditional seasonal increase in the volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions in which we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our Southern Group, can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenue through additional work, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins. Certain weather conditions, including severe winter storms, may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

From time to time, the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. During the first quarter of 2010, our Midwest Group recognized a $28 million

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an underfunded multiemployer pension plan. Refer to Note 8 for additional information related to our participation in multiemployer pension plans.

10.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at
		March 31, 2011 Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$539	$539	$—	$—
Available-for-sale securities	142	142	—	—
Interest in available-for-sale securities of unconsolidated entities	113	113	—	—
Interest rate derivatives	32	—	32	—

Total assets	$826	$794	$32	$—

Liabilities:
Electricity commodity derivatives	$1	$—	$1	$—
Interest rate derivatives	11	—	11	—
Foreign currency derivatives	14	—	14	—

Total liabilities	$26	$—	$26	$—

		Fair Value Measurements at
		December 31, 2010 Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$468	$468	$—	$—
Available-for-sale securities	148	148	—	—
Interest in available-for-sale securities of unconsolidated entities	103	103	—	—
Interest rate derivatives	38	—	38	—

Total assets	$757	$719	$38	$—

Liabilities:
Electricity commodity derivatives	$1	$—	$1	$—
Interest rate derivatives	24	—	24	—
Foreign currency derivatives	3	—	3	—

Total liabilities	$28	$—	$28	$—

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt

At March 31, 2011, the carrying value of our debt was approximately $9.2 billion compared with $8.9 billion at December 31, 2010. The carrying value of our debt includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged.

The estimated fair value of our debt was approximately $9.5 billion at March 31, 2011 and approximately $9.2 billion at December 31, 2010. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of March 31, 2011 and December 31, 2010. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

11.	Variable Interest Entities

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

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% proportionate to their respective equity interests. All capital allocations made through March 31, 2011 have been based on initial capital account balances as the target returns have not yet been achieved.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of March 31, 2011, our Consolidated Balance Sheet includes $316 million of net property and equipment associated with the LLCs’ waste-to-energy facilities and $245 million in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. As of March 31, 2011, all debt obligations of the LLCs have been paid in full and, therefore, the LLCs have no liabilities. We recognized expense of $13 million in each of the three-month periods ended March 31, 2011 and 2010 for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. At March 31, 2011, our investment balance was $47 million, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Future contributions will commence once certain levels of tax credits have been generated and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make the future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we cannot individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At March 31, 2011, our investment balance was $196 million and our debt balance was $192 million. We determined that we are not the primary beneficiary of this entity as we cannot individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Trusts for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations — We have significant financial interests in trust funds that were created to settle certain of our final capping, closure, post-closure or environmental remediation obligations. We have determined that we are not the primary beneficiary of certain of these trust funds because power over the trusts’ significant activities is shared.

Our interests in these variable interest entities are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables” and as long-term “Other assets” in our Condensed Consolidated Balance Sheet. Our investments and receivables related to the trusts had a fair value of $113 million as of March 31, 2011. We reflect our interests in the unrealized gains and losses on marketable securities held by these trusts as a component of “Accumulated other comprehensive income.”

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As the party with primary responsibility to fund the related final capping, closure, post-closure or environmental remediation activities, we are exposed to risk of loss as a result of potential changes in the fair value of the assets of the trust. The fair value of trust assets can fluctuate due to (i) changes in the market value of the investments held by the trusts and (ii) credit risk associated with trust receivables. Although we are exposed to changes in the fair value of the trust assets, we currently expect the trust funds to continue to meet the statutory requirements for which they were established.

12.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2011
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$538	$—	$138	$—	$676
Other current assets	2	—	1,870	—	1,872

	540	—	2,008	—	2,548
Property and equipment, net	—	—	11,855	—	11,855
Investments in and advances to affiliates	11,103	13,963	3,048	(28,114)	—
Other assets	90	12	7,143	—	7,245

Total assets	$11,733	$13,975	$24,054	$(28,114)	$21,648

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$35	$—	$250	$—	$285
Accounts payable and other current liabilities	82	5	1,991	—	2,078

	117	5	2,241	—	2,363
Long-term debt, less current portion	5,307	449	3,126	—	8,882
Other liabilities	11	—	3,760	—	3,771

Total liabilities	5,435	454	9,127	—	15,016
Equity:
Stockholders’ equity	6,298	13,521	14,593	(28,114)	6,298
Noncontrolling interests	—	—	334	—	334

	6,298	13,521	14,927	(28,114)	6,632

Total liabilities and equity	$11,733	$13,975	$24,054	$(28,114)	$21,648

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2011
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,103	$—	$3,103
Costs and expenses	—	—	2,676	—	2,676

Income from operations	—	—	427	—	427

Other income (expense):
Interest income (expense)	(85)	(9)	(24)	—	(118)
Equity in subsidiaries, net of taxes	237	242	—	(479)	—
Other, net	—	—	(3)	—	(3)

	152	233	(27)	(479)	(121)

Income before income taxes	152	233	400	(479)	306
Provision for (benefit from) income taxes	(34)	(4)	148	—	110

Consolidated net income	186	237	252	(479)	196
Less: Net income attributable to noncontrolling interests	—	—	10	—	10

Net income attributable to Waste Management, Inc.	$186	$237	$242	$(479)	$186

Three Months Ended March 31, 2010
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$2,935	$—	$2,935
Costs and expenses	—	—	2,523	—	2,523

Income from operations	—	—	412	—	412

Other income (expense):
Interest income (expense), net	(75)	(10)	(27)	—	(112)
Equity in subsidiaries, net of taxes	228	234	—	(462)	—
Other, net	—	—	2	—	2

	153	224	(25)	(462)	(110)

Income before income taxes	153	224	387	(462)	302
Provision for (benefit from) income taxes	(29)	(4)	143	—	110

Net income	182	228	244	(462)	192
Noncontrolling interests	—	—	10	—	10

Net income attributable to Waste Management, Inc.	$182	$228	$234	$(462)	$182

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income	$186	$237	$252	$(479)	$196
Equity in earnings of subsidiaries, net of taxes	(237)	(242)	—	479	—
Other adjustments	(1)	(11)	416	—	404

Net cash provided by (used in) operating activities	(52)	(16)	668	—	600

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(99)	—	(99)
Capital expenditures	—	—	(316)	—	(316)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	5	—	5
Net receipts from restricted trust and escrow accounts and other, net	(4)	—	(48)	—	(52)

Net cash used in investing activities	(4)	—	(458)	—	(462)

Cash flows from financing activities:
New borrowings	396	—	—	—	396
Debt repayments	—	(147)	(11)	—	(158)
Common stock repurchases	(63)	—	—	—	(63)
Cash dividends	(162)	—	—	—	(162)
Exercise of common stock options	23	—	—	—	23
Distributions paid to noncontrolling interests and other	4	—	(43)	—	(39)
(Increase) decrease in intercompany and investments, net	(69)	163	(94)	—	—

Net cash provided by (used in) financing activities	129	16	(148)	—	(3)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Increase in cash and cash equivalents	73	—	64	—	137
Cash and cash equivalents at beginning of period	465	—	74	—	539

Cash and cash equivalents at end of period	$538	$—	$138	$—	$676

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)

Three Months Ended March 31, 2010
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income	$182	$228	$244	$(462)	$192
Equity in earnings of subsidiaries, net of taxes	(228)	(234)	—	462	—
Other adjustments	(11)	(11)	326	—	304

Net cash provided by (used in) operating activities	(57)	(17)	570	—	496

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(62)	—	(62)
Capital expenditures	—	—	(255)	—	(255)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	12	—	12
Net receipts from restricted trust and escrow accounts and other, net	—	—	(130)	—	(130)

Net cash used in investing activities	—	—	(435)	—	(435)

Cash flows from financing activities:
New borrowings	—	—	114	—	114
Debt repayments	—	(35)	(134)	—	(169)
Common stock repurchases	(120)	—	—	—	(120)
Cash dividends	(153)	—	—	—	(153)
Exercise of common stock options	7	—	—	—	7
Distributions paid to noncontrolling interests and other	—	—	(10)	—	(10)
(Increase) decrease in intercompany and investments, net	7	52	(59)	—	—

Net cash provided by (used in) financing activities	(259)	17	(89)	—	(331)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(316)	—	47	—	(269)
Cash and cash equivalents at beginning of period	1,093	—	47	—	1,140

Cash and cash equivalents at end of period	$777	$—	$94	$—	$871

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of similar nature and generally include statements containing:

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

Some of the risks that we face and that could affect our financial statements for 2011 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company include the following:

•	volatility and deterioration in the credit markets, inflation and other general and local economic conditions may negatively affect the volumes of waste generated;

•	competition may negatively affect our profitability or cash flows, our pricing strategy may have negative effects on volumes, and inability to execute our pricing strategy in order to retain and attract customers may negatively affect our average yield on collection and disposal business;

•	we may fail in implementing our optimization initiatives and business strategy, which could adversely impact our financial performance and growth;

•	weather conditions and one-time special projects cause our results to fluctuate, and harsh weather or natural disasters may cause us to temporarily suspend operations;

•	possible changes in our estimates of costs for site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses;

•	regulations may negatively impact our business by, among other things, restricting our operations, increasing costs of operations or requiring additional capital expenditures;

•	climate change legislation, including possible limits on carbon emissions, may negatively impact our results of operations by increasing expenses related to tracking, measuring and reporting our greenhouse gas emissions and increasing operating costs and capital expenditures that may be required to comply with any such legislation;

•	if we are unable to obtain and maintain permits needed to open, operate, and/or expand our facilities, our results of operations will be negatively impacted;

•	limitations or bans on disposal or transportation of out-of-state, cross-border, or certain categories of waste, as well as mandates on the disposal of waste, can increase our expenses and reduce our revenue;

•	adverse publicity (whether or not justified) relating to activities by our operations, employees or agents could tarnish our reputation and reduce the value of our brand;

•	fuel price increases or fuel supply shortages may increase our expenses or restrict our ability to operate;

•	some of our customers, including governmental entities, have suffered financial difficulties that could affect our business and operating results, due to their credit risk and the impact of the municipal debt market on remarketing of our tax-exempt bonds;

•	increased costs or the inability to obtain financial assurance or the inadequacy of our insurance coverage could negatively impact our liquidity and increase our liabilities;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	fluctuations in commodity prices may have negative effects on our operating results;

•	increasing use by customers of alternatives to traditional disposal, government mandates requiring recycling and prohibiting disposal of certain types of waste, and overall reduction of waste generated could continue to have a negative effect on volumes of waste going to landfills and waste-to-energy facilities;

•	efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have chosen to be represented by unions, which could lead to labor disruptions, including strikes and lock-outs, which could adversely affect our results of operations and cash flows;

•	we could face significant liability for withdrawal from multiemployer pension plans;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs, limit our ability to conduct or expand our operations, or limit our ability to execute our business plans and strategies;

•	problems with the operation of our current information technology or the development and deployment of new information systems could decrease our efficiencies and increase our costs;

•	our existing and proposed service offerings to customers may require that we develop or license, and protect, new technologies; and our inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources;

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations;

•	we may reduce or suspend capital expenditures, acquisition activity, dividend declarations or share repurchases if we suffer a significant reduction in cash flows; and

•	we may be unable to incur future indebtedness on terms we deem acceptable or to refinance our debt obligations, including near-term maturities, on acceptable terms and higher interest rates and market conditions may increase our expenses.

General

Our principal executive offices are located at 1001 Fannin Street, Suite 4000, Houston, Texas 77002. Our telephone number at that address is (713) 512-6200. Our website address is www.wm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, on our website as soon as practicable after we file the reports with the SEC. Our stock is traded on the New York Stock Exchange under the symbol “WM.”

We are the leading provider of comprehensive waste management services in North America. Our subsidiaries provide collection, transfer, recycling and disposal services. We are also a leading developer, operator and owner of waste-to-energy and landfill gas-to-energy facilities in the United States. Our customers include residential, commercial, industrial and municipal customers throughout North America.

Overview

Our strategic focus is centered on three long-term goals: know more about our customers and how to service them than anyone else; use conversion and processing technology to extract more value from the materials we manage; and continuously improve our operational efficiency. Our strategy considers trends toward waste reduction at the source and diversion from landfills, as well as customers seeking alternative methods of disposal. Accordingly, our strategic focus is reflective of current developments in our industry. We intend to pursue achievement of our long-term goals in the short-term through efforts to:

•	Grow our markets by implementing customer-focused growth, through customer segmentation and through strategic acquisitions, while maintaining our pricing discipline and increasing the amount of recyclable materials we handle each year;

•	Grow our customer loyalty;

•	Grow into new markets by investing in greener technologies; and

•	Pursue initiatives that improve our operations and cost structure.

These efforts will be enabled by improved information technologies. We believe that execution of our strategy, including making the investments required by our strategy, will provide long-term value to our stockholders.

Our first quarter 2011 results of operations reflect our discipline in pricing, the impact of improved recyclable commodity prices and recycling volumes, our continued focus on controlling our operating costs and our continued investment in our strategic initiatives. Highlights of our financial results for the current quarter include:

•	Revenues of $3,103 million compared with $2,935 million in the first quarter of 2010, an increase of $168 million, or 5.7%. This increase in revenues is primarily attributable to:

•	Internal revenue growth from yield on our collection and disposal business of 2.8% in the current period, which increased revenue by $69 million;

•	Increases from recyclable commodity prices of $58 million; increases from our fuel surcharge program of $35 million; and increases from foreign currency translation of $9 million; and

•	Increases associated with acquired businesses of $48 million;

•	Internal revenue growth from volume was negative 1.7%, compared with negative 5.1% in 2010. In addition to the lower rate of decline driven by changes in the economy, we experienced an increase in recycling volumes in both our brokerage business and our material recovery facilities. The year-over-year decline in internal revenue growth due to volume was $51 million;

•	Operating expenses of $1,995 million, or 64.3% of revenues, compared with $1,881 million, or 64.1% of revenues, in the first quarter of 2010. This increase of $114 million, or 6.1%, is due primarily to higher customer rebates because of higher recyclable commodity prices; higher fuel prices; and increases resulting from acquisitions and growth initiatives; offset partially by a $28 million charge in the first quarter of 2010 related to the partial withdrawal from a Teamsters’ underfunded multiemployer pension plan;

•	Selling, general and administrative expenses increased by $31 million, or 8.8%, from $351 million in the first quarter of 2010 to $382 million in the first quarter of 2011. These cost increases were primarily due to support of our strategic growth plans and optimization initiatives, which are expected to result in benefits in the second half of 2011;

•	Income from operations of $427 million, or 13.8% of revenues, compared with $412 million, or 14.0% of revenues, in the first quarter of 2010;

•	Interest expense of $121 million compared with $112 million in the first quarter of 2010, an increase of $9 million, or 8.0%. This increase is primarily due to a decrease in benefits to interest expense provided by interest rate swaps and higher ongoing costs related to our revolving credit facility executed in June 2010; and

•	Net income attributable to Waste Management, Inc. of $186 million, or $0.39 per diluted share, as compared with $182 million, or $0.37 per diluted share in the first quarter of 2010. The comparability of our diluted earnings per share has been affected by the $28 million charge to “Operating” expense in the first quarter of 2010 related to the partial withdrawal from a Teamsters’ underfunded multiemployer pension plan, which reduced that quarter’s diluted earnings per share by $0.04.

Throughout 2011, we intend to continue our commitment to investing in and executing our strategy. On the pricing front, our first quarter 2011 results were solid and will provide a strong foundation for the remainder of the year. Based on an anticipated consumer price index run-rate of 1.0% and because certain ancillary fees will anniversary in the second quarter, we expect our overall revenue growth from yield to be approximately 2.0% for the full year. Additionally, based on our economic outlook we expect our revenue growth from volumes to be relatively flat for the full year.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be the same as similarly-titled measures presented by other companies:

	Three Months
	Ended
	March 31,
	2011	2010

Net cash provided by operating activities	$600	$496
Capital expenditures	(316)	(255)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	5	12

Free cash flow	$289	$253

When comparing our cash flow from operating activities for the reported periods, the current year increase was driven by a year-over-year decrease in income tax payments of $29 million as well as favorable impacts of working capital changes and a slight improvement in our earnings. The increase in capital expenditures when comparing the first quarter of 2011 with the prior year period can generally be attributed to timing differences associated with cash payments for the previous year’s fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. A more significant portion of our fourth quarter 2010 spending was paid in cash after the fourth quarter than in the preceding year.

Adoption of New Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements — In October 2009, the FASB amended authoritative guidance associated with multiple-deliverable revenue arrangements. This amended guidance addresses the determination of when individual deliverables within an arrangement may be treated as separate units of accounting and modifies the manner in which consideration is allocated across the separately identifiable deliverables. The amendments to authoritative guidance associated with multiple-deliverable revenue arrangements became effective for the Company on January 1, 2011. The new accounting standard has been applied prospectively to arrangements entered into or materially modified after the date of adoption. The adoption of this guidance has not had a material impact on our consolidated financial statements. However, our adoption of this guidance may significantly impact our accounting and reporting for future revenue arrangements to the extent they are material.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, deferred income taxes and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

	Three Months
	Ended
	March 31,
	2011	2010

Eastern	$704	$685
Midwest	728	694
Southern	838	823
Western	790	764
Wheelabrator	210	206
Other	293	215
Intercompany	(460)	(452)

Total	$3,103	$2,935

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months
	Ended
	March 31,
	2011	2010

Collection	$2,021	$1,974
Landfill	579	562
Transfer	294	312
Wheelabrator	210	206
Recycling	370	269
Other	89	64
Intercompany	(460)	(452)

Total	$3,103	$2,935

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period
	Change for the
	Three Months Ended
	March 31,
	2011 vs. 2010
		As a % of
		Total
	Amount	Company(a)

Average yield(b)	$162	5.5%
Volume	(51)	(1.7)

Internal revenue growth	111	3.8
Acquisitions	48	1.6
Divestitures	—	—
Foreign currency translation	9	0.3

	$168	5.7%

(a)	Calculated by dividing the amount of current period increase or decrease by the prior period’s total company revenue ($2,935 million) adjusted to exclude the impacts of divestitures for the current period.

(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We analyze the changes in average yield in terms of related business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis:

	Period-to-Period Change for the
	Three Months Ended
	March 31,
	2011 vs. 2010
		As a % of
		Related
	Amount	Business(i)

Average yield:
Collection, landfill and transfer	$69	2.9%
Waste-to-energy disposal(ii)	—	—

Collection and disposal(ii)	69	2.8
Recycling commodities	58	21.1
Electricity(ii)	—	—
Fuel surcharges and mandated fees	35	35.4

Total	$162	5.5

(i)	Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three months ended March 31, 2010 adjusted to exclude the impacts of divestitures:

Denominator

Related business revenues:
Collection, landfill and transfer	$2,392
Waste-to-energy disposal	103

Collection and disposal	2,495
Recycling commodities	275
Electricity	66
Fuel surcharges and mandated fees	99

Total	$2,935

(ii)	Average revenue growth for yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator Group, which are reported as “Electricity” revenues.

Our revenues increased $168 million, or 5.7% for the three-month period ended March 31, 2011 as compared with the prior year period. Our current period revenue growth has been driven by (i) market factors, including higher recyclable commodity prices; foreign currency translation, which affects revenues from our Canadian operations; and higher diesel fuel prices, which increased revenues provided by our fuel surcharge program; (ii) revenue growth from average yield on our collection and disposal operations; and (iii) acquisitions. Offsetting these revenue increases were revenue declines due to lower volumes.

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

Our first quarter 2011 revenue growth from collection and disposal average yield of $69 million, or 2.8%, as compared with the prior year period demonstrates our commitment to our pricing strategies. This increase in revenue from yield was primarily driven by our collection operations, which experienced yield growth in all lines of business and in every geographic operating Group. We also experienced yield growth from our disposal operations. We have found that increasing our yield in today’s economy is a challenge given the reduced volumes; however, revenue growth from yield on base business and a focus on controlling variable costs have provided margin improvements in our collection line of business. Additionally, a significant portion of our collection revenues is generated under long-term agreements with municipalities or similar local or regional authorities. Price adjustments under these agreements are typically based on inflation indices, which have been at 40-year lows over the past two years. Despite this headwind, we are committed to maintaining our price discipline in order to improve yield on our base business.

Revenues from our environmental fee, which are included in average yield on collection and disposal, increased by $11 million for the three-month period ended March 31, 2011 as compared with the same prior year period. These revenues were $63 million and $52 million during the three-month periods ended March 31, 2011 and 2010, respectively.

Recycling commodities — Increases in the prices of the recycling commodities we process resulted in an increase in revenues of $58 million for the first quarter of 2011 as compared with the same prior year period. Overall commodity prices have increased approximately 18% in the first quarter of 2011 as compared with the same prior year period.

Fuel surcharges and mandated fees — Our fuel surcharge program is designed to recover increases in our direct fuel costs and in the fuel costs charged to us by our subcontractors. The revenue generated by our fuel surcharge program increased by $35 million during the three-month period ended March 31, 2011 as compared with the three-month period ended March 31, 2010. The increase is directly attributed to higher national average prices of diesel fuel that we use for our fuel surcharge program. The mandated fees included in this line item are primarily related to the pass-through to customers of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — Our revenue decline due to volume was $51 million, or 1.7%, for the three months ended March 31, 2011 as compared with the same prior year period. This is a notable lessening of the rate of revenue decline due to volume from the prior year period when revenue decline due to volume was $142 million, or 5.1%, for the three months ended March 31, 2010. Volume declines are generally attributable to economic conditions, increased pricing, competition and recent trends of waste reduction and diversion by consumers.

Volume declines from our collection business accounted for $82 million of the total volume-related revenue decline for the three months ended March 31, 2011 as compared with the same prior year period. We have experienced commercial and residential collection revenue declines due to lower volume that we attribute to the overall weakness in the economy, as well as the effects of pricing, competition and diversion of waste by consumers. Our industrial collection operations continued to be affected by the current economic environment due to the construction slowdown across the United States. However, the rate of revenue decline due to lower volume in our industrial operations has lessened. During the first quarter of 2011, we experienced industrial collection revenue declines due to volume of $12 million compared with the same prior year period. In contrast, during the first quarter of 2010, we experienced industrial collection revenue declines due to volume of $56 million compared with the first quarter of 2009. Lower third-party volumes in our transfer station operations also caused revenue declines in the current year period, and can generally be attributed to economic conditions and the effects of pricing and competition. Additionally, we experienced revenue declines due to lower volumes at our waste-to-energy facilities, primarily driven by the expiration of a long-term electric power capacity agreement on December 31, 2010.

The volume declines detailed above were offset in part by revenue increases of $34 million, primarily from year-over-year volume improvements in our recycling brokerage business and in our material recovery facilities. We also experienced volume-related revenue increases of $11 million from our strategic growth businesses and our landfill gas-to-energy operations. Additionally, our landfill revenues increased $5 million due to higher third-party volumes during the three months ended March 31, 2011 as compared with the same prior year period. This increase was principally due to higher special waste volumes, which were driven in part by our continued focus on our customers and better meeting their needs. However, our municipal solid waste volumes continued to decline during the three months ended March 31, 2011 as compared with the same prior year period due to economic conditions, increased pricing and competition.

We are pleased with the overall lessening rate of revenue decline due to lower volumes. However, the impacts of (i) the continued weakness of the overall economic environment on our commercial and residential businesses; (ii) recent trends of waste reduction and diversion by consumers; and (iii) pricing and competition continue to present challenges to maintaining and growing volumes.

Acquisitions — Revenue increases from acquisitions were principally in the collection and recycling lines of business, in our waste-to-energy line of business and in our “Other” businesses, demonstrating our current focus on identifying strategic growth opportunities in new, complementary lines of business.

Operating Expenses

Our operating expenses increased by $114 million, or 6.1%, when comparing the three months ended March 31, 2011 with the same period of 2010. Our operating expenses as a percentage of revenues increased to 64.3% in the current period from 64.1% in the prior year period. The increases can largely be attributed the following:

•	Higher market prices for recyclable commodities — Overall, market prices for recyclable commodities increased 18% as compared with the prior year period. The year-over-year increase is the result of the continued increase in recyclable commodity prices from the near-historic lows reached in late 2008 and early 2009. In March 2011, market prices almost attained the decade-high levels reached during the third quarter of 2008. This increase in market prices was the main driver of the current quarter increase in cost of goods sold, primarily customer rebates, as presented in the table below and has also resulted in increased revenues and earnings this year;

•	Fuel cost increases — On average, diesel fuel prices increased 27% from $2.85 per gallon in the first quarter of 2010 to $3.63 per gallon in the first quarter of 2011. Higher fuel costs caused increases in both our direct fuel costs and in the fuel component of our subcontractor costs for the first quarter of 2011; and

•	Acquisitions and growth initiatives — We have experienced cost increases attributable to recently acquired businesses and, to a lesser extent, our various growth and business development initiatives. We estimate that these cost increases affected each of the operating cost categories identified in the table below and accounted for over 35% of our total $114 million increase in operating expenses; partially offset by

•	Volume declines — During the first quarter of 2011 we continued to experience volume declines as a result of the ongoing weakness of the overall economic environment, pricing, competition and recent trends of waste reduction and diversion by consumers. We continue to manage our fixed costs and reduce our variable costs as we experience volume declines, and have achieved cost savings as a result. These cost decreases have benefited each of the operating cost categories identified in the table below.

The following table summarizes the major components of our operating expenses, which include the impact of foreign currency translation, for the three-month periods ended March 31 (dollars in millions):

	Three Months Ended		Period-to-
	March 31,		Period
	2011	2010	Change

Labor and related benefits	$563	$580	$(17)	(2.9)%
Transfer and disposal costs	220	220	—	—
Maintenance and repairs	279	268	11	4.1
Subcontractor costs	180	165	15	9.1
Cost of goods sold	240	173	67	38.7
Fuel	144	117	27	23.1
Disposal and franchise fees and taxes	141	137	4	2.9
Landfill operating costs	60	65	(5)	(7.7)
Risk management	56	53	3	5.7
Other	112	103	9	8.7

	$1,995	$1,881	$114	6.1%

Significant changes in our operating expenses by category are discussed below.

•	Labor and related benefits — The decrease was due to (i) a prior year $28 million charge incurred by our Midwest Group as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an underfunded multiemployer pension plan; and (ii) cost savings that have been achieved as volumes have declined. These cost savings were offset, in part, by higher hourly and salaried wages due to merit increases and additional employee expenses incurred from acquisitions and growth opportunities.

•	Maintenance and repairs — The increase was due to differences in the timing and scope of planned maintenance projects at our waste-to-energy and landfill gas-to-energy facilities. The increase in our Wheelabrator Group primarily relates to additional costs to improve our Portsmouth, Virginia waste-to-energy facility, which we acquired in April 2010.

•	Subcontractor costs — The current quarter increase in subcontractor costs was primarily a result of increased diesel fuel prices, recent acquisitions, our various growth and business development initiatives and additional costs associated with the servicing of our Strategic Accounts and Sustainability Services projects.

•	Cost of goods sold — The significant increase was from higher customer rebates as a result of the improvement in recycling commodity pricing discussed above.

•	Fuel — Higher direct costs for diesel fuel were due to an increase in market prices on a year-over-year basis of 27% for the three months ended March 31, 2011.

Selling, General and Administrative

Our selling, general and administrative expenses increased by $31 million, or 8.8%, when comparing the three months ended March 31, 2011 with the same period of 2010. The increase is largely due to (i) a $16 million increase in consulting fees incurred during the start-up phase of new cost savings programs focusing on procurement, operational and back-office efficiency; (ii) a $6 million increase in costs attributable to our long-term incentive plan, or LTIP; (iii) increased costs of $4 million resulting from improvements we are making to our information technology systems; and (iv) additional costs incurred to support our strategic plan to grow into new markets and provide expanded service offerings. Our selling, general and administrative expenses as a percentage of revenues increased to 12.3% in the current period from 12.0% in the prior year period.

The following table summarizes the major components of our selling, general and administrative costs for the three-month periods ended March 31 (dollars in millions):

	Three Months Ended		Period-to-
	March 31,		Period
	2011	2010	Change

Labor and related benefits	$226	$208	$18	8.7%
Professional fees	54	42	12	28.6
Provision for bad debts	9	12	(3)	(25.0)
Other	93	89	4	4.5

	$382	$351	$31	8.8%

Labor and related benefits — In 2011, our labor and related benefits costs increased due primarily to (i) higher compensation costs due to an increase in headcount driven by our strategic growth plans and optimization initiatives; (ii) higher salaries and hourly wages due to merit increases; and (iii) higher non-cash compensation costs incurred for equity awards granted under our LTIP during the first quarter of 2011. Similar to the awards granted during 2010, the stock option equity awards granted during the first quarter of 2011 provide for continued vesting for three years following an employee’s retirement. Because retirement-eligible employees are not required to provide any future service to vest in these awards, we recognized all of the compensation expense associated with their awards immediately. The increase in these costs in 2011 is attributable to a significant increase in the number of stock option awards granted in 2011 over those granted in 2010, and an increase in the number of retirement-eligible employees receiving those awards. The increase in the number of stock option awards granted in 2011 was driven in part by a change in the composition of our 2011 annual LTIP award grant compared with our 2010 annual LTIP award grant to utilize stock options to a greater extent and to reduce the amount of performance share units awarded.

Professional fees — In 2011, our professional fees increased due to increased consulting fees primarily associated with our new cost savings programs focusing on procurement, operational and back-office efficiency. This increase was partially offset by a reduction in legal fees.

Provision for bad debts — The $3 million reduction in our provision for bad debts in 2011 reflects management’s continued focus on the collection of our receivables.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization costs for the three-month periods ended March 31 (dollars in millions):

	Three Months Ended		Period-to-
	March 31,		Period
	2011	2010	Change

Depreciation of tangible property and equipment	$199	$194	$5	2.6%
Amortization of landfill airspace	89	87	2	2.3
Amortization of intangible assets	11	10	1	10.0

	$299	$291	$8	2.7%

Income from Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three-month periods ended March 31 (dollars in millions):

	Three Months Ended
	March 31,		Period-to-Period
	2011	2010	Change

Reportable segments:
Eastern	$120	$109	$11	10.1%
Midwest	129	82	47	57.3
Southern	192	200	(8)	(4.0)
Western	140	129	11	8.5
Wheelabrator	13	36	(23)	(63.9)
Other	(14)	(29)	15	(51.7)

	580	527	53	10.1
Corporate and Other	(153)	(115)	(38)	33.0

Total	$427	$412	$15	3.6%

Reportable Segments — During the first quarter of 2011, the results of operations of each of our geographic Groups improved as a result of revenue growth from yield on our base business and a significant year-over-year improvement in market prices for recyclable commodities. These increases in the geographic Groups’ 2011 results were offset, in part, by a decrease in income from operations caused by continued volume declines due to the economy, pricing, competition and increasing trends of waste reduction and diversion by consumers and an increase in salaries and wages due to annual merit increases effective in April 2010.

Other significant items affecting the comparability of our Groups’ results of operations for the three months ended March 31, 2011 and 2010 are summarized below:

Midwest — The first quarter 2010 income from operations of our Midwest Group was significantly affected by the recognition of a $28 million charge as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an underfunded multiemployer pension plan.

Southern — During the first quarter of 2011, the Group recognized a charge of $11 million related to litigation reserves. This charge was initially recognized in “Other” during the fourth quarter of 2010.

Wheelabrator — The decrease in income from operations of our Wheelabrator Group for the three months ended March 31, 2011 was driven largely by (i) a reduction in revenue due to the expiration of a long-term electric power capacity agreement on December 31, 2010; (ii) an increase in maintenance costs at our facility in Portsmouth, Virginia that we acquired in April 2010 and (iii) additional expenses recognized for litigation reserves and associated costs. The expenses for litigation reserves and associated costs were initially recognized in “Other” during the fourth quarter of 2010.

Other — The favorable change in operating results is largely due to the reversal of certain year-end 2010 adjustments initially recorded in consolidation related to our reportable segments that are now included in the measure of segment income from operations used to assess their performance for the first quarter of 2011. These adjustments were primarily related to $15 million of additional expense recognized during the fourth quarter of 2010 for litigation reserves and associated costs in the Southern and Wheelabrator Groups.

Corporate and Other — The increase in “Selling, general and administrative” expenses during 2011 is the result of cost increases attributable to (i) consulting fees incurred during the start-up phase of our new optimization initiatives relating to procurement, operational efficiency and back office efficiency and (ii) additional compensation expense due to transfers of certain field sales organization employees to the Corporate sales organization, annual salary and wage increases, headcount increases to support the Company’s strategic initiatives, and an increase in costs attributable to our LTIP.

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

We are disclosing the following supplemental information related to the operating results of our renewable energy operations for the first quarters of 2011 and 2010 (in millions) because we believe that it provides information related to the significance of our current renewable energy operations, the profitability of these operations and the costs we are incurring to develop these operations. Although our Wheelabrator Group’s income from operations has declined year-over-year, we continue to make progress in the area of renewable energy.

	Three Months Ended March 31, 2011
		Landfill	Growth
	Wheelabrator	Gas-to-Energy(a)	Opportunities(b)	Total

Operating revenues (including intercompany)	$210	$35	$—	$245

Costs and expenses:
Operating	156	14	—	170
Selling, general & administrative	25	1	1	27
Depreciation and amortization	16	8	—	24

	197	23	1	221

Income (loss) from operations	$13	$12	$(1)	$24

	Three Months Ended March 31, 2010
		Landfill	Growth
	Wheelabrator	Gas-to-Energy(a)	Opportunities(b)	Total

Operating revenues (including intercompany)	$206	$28	$—	$234

Costs and expenses:
Operating	133	11	1	145
Selling, general & administrative	22	1	1	24
Depreciation and amortization	15	5	—	20

	170	17	2	189

Income (loss) from operations	$36	$11	$(2)	$45

(a)	Our landfill gas-to-energy business focuses on generating a renewable energy source from the methane that is produced as waste decomposes. The operating results include the revenues and expenses of landfill gas-to-energy plants that we own and operate, as well as revenues generated from the sale of landfill gas to third-party owner/operators. The operating results of our landfill gas-to-energy business are included within our geographic reportable segments and “Other.”

(b)	Includes businesses and entities we have acquired or invested in through our organic growth group’s business development efforts. These businesses include a landfill gas-to-LNG facility; landfill gas-to-diesel fuels technologies; organic waste streams-to-fuels technologies; and other engineered fuels technologies. The operating results of our Growth Opportunities are included within “Other” in our assessment of our income from operations by segment.

Interest Expense

Our interest expense was $121 million during the first quarter of 2011 compared with $112 million during the first quarter of 2010. The $9 million, or 8.0% increase, is primarily due to (i) a decrease in benefits to interest expense provided by interest rate swaps and (ii) higher ongoing costs related to our $2.0 billion revolving credit facility, which was executed in June 2010.

Equity in Net Losses of Unconsolidated Entities

Beginning in April 2010, our “Equity in net losses of unconsolidated entities” has been primarily related to our noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties, as well as unconsolidated trusts for final capping, closure, post-closure or environmental obligations and noncontrolling investments made to support our strategic initiatives.

In the first quarter of 2011, the equity losses generated by our investment in low-income housing properties were partially offset by favorable changes in the fair value of the assets of the unconsolidated trusts. In addition, in January 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes.

Refer to Notes 5 and 11 to the Condensed Consolidated Financial Statements for more information related to these investments.

Provision for Income Taxes

We recorded a provision for income taxes of $110 million during the first quarter of 2011, representing an effective tax rate of 35.9%, compared with a provision for income taxes of $110 million during the first quarter of 2010, representing an effective income tax rate of 36.6%. The combination of increased pre-tax income along with an increase in federal tax credits led to our overall provision for income taxes remaining relatively constant.

Our investments in federal low-income housing properties and a refined coal facility reduced our provision for income taxes by $7 million and $3 million, respectively, for the three months ended March 31, 2011. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, signed into law on December 17, 2010, included an extension of the bonus depreciation allowance through the end of 2012 and increases the amount of qualifying capital expenditures that can be depreciated immediately from 50 percent to 100 percent. The 100 percent depreciation deduction applies to qualifying property placed in service between September 8, 2010 and December 31, 2011. The acceleration of deductions on 2011 capital expenditures resulting from the bonus depreciation provision will have no impact on our effective tax rate. However, the ability to accelerate depreciation deductions is expected to decrease our 2011 cash taxes by approximately $190 million. Taking the accelerated tax depreciation will result in increased cash taxes in future periods when the accelerated deductions for these capital expenditures would have otherwise been taken.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $10 million for both the three-month periods ended March 31, 2011 and March 31, 2010. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator Group. Refer to Note 11 to the Condensed Consolidated Financial Statements for information related to the consolidation of these variable interest entities.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of March 31, 2011 and December 31, 2010 (dollars in millions):

	March 31,	December 31,
	2011	2010

Cash and cash equivalents	$676	$539

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$125	$124
Tax-exempt bond funds	7	14
Other	8	8

Total restricted trust and escrow accounts	$140	$146

Debt:
Current portion	$285	$233
Long-term portion	8,882	8,674

Total debt	$9,167	$8,907

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$70	$79

As of March 31, 2011, we had $396 million of debt maturing within twelve months, including U.S. $219 million under our Canadian credit facility. The amount reported as the current portion of long-term debt as of March 31, 2011 excludes $111 million of these scheduled repayments because we have the intent and ability to refinance portions of our current maturities on a long-term basis.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three-month periods ended March 31 (in millions):

	Three Months
	Ended
	March 31,
	2011	2010

Net cash provided by operating activities	$600	$496

Net cash used in investing activities	$(462)	$(435)

Net cash used in financing activities	$(3)	$(331)

Net Cash Provided by Operating Activities — We generated $600 million of cash flows from operating activities during the first quarter of 2011, compared with $496 million during the first quarter of 2010. The $104 million increase was primarily driven by the items summarized below:

•	Increase in earnings — Our income from operations, net of depreciation and amortization, increased by $23 million on a year-over-year basis.

•	Decreased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $29 million lower on a year-over-year basis. The comparability of our effective tax rates is discussed in the Provision for income taxes section above.

•	Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was favorably impacted in 2011 by changes in our working capital accounts. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable changes, which are affected by both cost changes and timing of payments.

Net Cash Used in Investing Activities — During the first quarter of 2011, net cash used in investing activities was $462 million, compared with $435 million in the first quarter of 2010. The most significant items affecting the comparison of our investing cash flows for the first quarter of 2011 and the first quarter of 2010 are summarized below:

•	Capital expenditures — We used $316 million during the first quarter of 2011 for capital expenditures compared with $255 million in the first quarter of 2010, an increase of $61 million. The increase can generally be attributed to timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $206 million of our fourth quarter 2010 spending was paid in cash in 2011 compared with approximately $145 million of our fourth quarter 2009 spending that was paid in the first quarter of 2010.

•	Acquisitions — Our spending on acquisitions increased from $62 million in the first quarter of 2010 to $99 million in the first quarter of 2011. The increase in acquisition spending is due to our focus on accretive acquisitions and growth opportunities that will contribute to improved future results of operations and enhance and expand our existing service offerings.

•	Investments in unconsolidated entities — We made $55 million of cash investments in unconsolidated entities during the first quarter of 2011. These investments were primarily related to a $48 million payment made to acquire a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility in North Dakota.

We made $149 million of cash investments in unconsolidated entities during the first quarter of 2010. These cash investments were primarily related to a $142 million payment made to acquire a 40% equity investment in Shanghai Environment Group (“SEG”), a subsidiary of Shanghai Chengtou Holding Co., Ltd. As a joint venture partner in SEG, we participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG’s focus also includes building new waste-to-energy facilities in China.

Net Cash Used in Financing Activities — During the first quarter of 2011, net cash used in financing activities was $3 million, compared with $331 million in the first quarter of 2010. The most significant items affecting the comparison of our financing cash flows for the first quarter of 2011 and the first quarter of 2010 are summarized below:

•	Debt borrowings and repayments — The following summarizes our most significant cash borrowings and debt repayments made during each period (in millions):

	Three Months
	Ended
	March 31,
	2011	2010

Borrowings:
Canadian credit facility	$—	$114
Senior notes	396	—

	$396	$114

Repayments:
Canadian credit facility	$—	$(123)
Senior notes	(147)	—
Tax exempt bonds	—	(35)
Capital leases and other debt	(11)	(11)

	$(158)	$(169)

Net borrowings (repayments)	$238	$(55)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•	Share repurchases and dividend payments — We repurchased 1.8 million shares of our common stock for $68 million during the first quarter of 2011, of which approximately $5 million was paid in April 2011 compared with 3.8 million shares of our common stock for $125 million during the first quarter of 2010, of which approximately $5 million was paid in April 2010.

We paid $162 million in cash dividends in the first quarter of 2011 compared with $153 million in the first quarter of 2010. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.315 in 2010 to $0.34 in 2011, partially offset by a reduction in the number of our outstanding shares as a result of our share repurchase program.

Share repurchases during the remainder of 2011 will be made at the discretion of management, as approved by the Board of Directors in December 2010, and all actual future dividends must first be declared by the Board of Directors at its discretion, with all decisions dependent on various factors, including our net earnings, financial condition, cash required for future acquisitions and investments and other factors deemed relevant.

•	Other — These activities are primarily attributable to changes in our accrued liabilities for checks written in excess of cash balances due to the timing of cash deposits or payments.

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

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 8 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2011 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as hurricanes that most often impact our Southern Group, can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins. Certain weather conditions, including severe winter storms, may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

Inflation

While inflationary increases in costs, including the cost of diesel fuel, have affected our operating margins in recent periods, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, a significant portion of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of March 31, 2011, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

Information regarding our legal proceedings can be found under the “Litigation” section of Note 8, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from risk factors previously disclosed in our Form 10-K for the year ended December 31, 2010 in response to Item 1A to Part I of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2010, the Board of Directors approved a capital allocation program that provides for up to $575 million in common stock repurchases for 2011. All of the common stock repurchases made in 2011 have been pursuant to this capital allocation program.

The following table summarizes common stock repurchases made during the first quarter of 2011:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

January 1 - 31	569,202	$36.77	569,202	$554 Million
February 1 - 28	332,491	$37.53	332,491	$542 Million
March 1 - 31(c)	932,869	$36.99	932,869	$507 Million

Total	1,834,562	$37.02	1,834,562

(a)	This amount represents the weighted average price paid per share and includes a per-share commission paid for all repurchases.

(b)	The approximate maximum dollar value of shares that may yet be purchased under the program is not necessarily an indication of the amount we intend to repurchase during the remainder of the year.

(c)	The amounts reported include 120,600 shares repurchased for an aggregate of approximately $5 million that were initiated in March, but settled in cash in April.

Item 6.	Exhibits.

Exhibit
No.			Description

4.1		—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of Waste Management, Inc.’s 4.60% Senior Notes due 2021.
4.2		—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of Waste Management, Inc.’s 4.60% Senior Notes due 2021.
10.1		—	Form of 2011 Performance Share Unit Award Agreement [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 11, 2011].
10.2		—	Form of 2011 Stock Option Award Agreement [incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 11, 2011].
10.3		—	Amendment to Employment Agreement by and between the Company and Mr. Jim Trevathan [incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 11, 2011].
10.4		—	Amendment to Employment Agreement by and between the Company and Mr. Duane C. Woods [incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed March 11, 2011].
10.5		—	Amendment to Employment Agreement by and between the Company and Mr. Brett W. Frazier.
10.6		—	Amendment to Employment Agreement by and between the Company and Mr. Jeff Harris.
10.7		—	Employment Agreement by and between the Company and Mr. Carl V. Rush.
10.8		—	Employment Agreement by and between the Company and Ms. Grace Cowan.
31.1		—	Certification Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.
31.2		—	Certification Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1		—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.
32.2		—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
101	.INS	—	XBRL Instance Document.
101	.SCH	—	XBRL Taxonomy Extension Schema Document.
101	.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 28, 2011