Form 10-Q
period 2011-06-30
WASTE MANAGEMENT INC
filed 2011-07-28
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 20, 2011 was 472,054,373 (excluding treasury shares of 158,228,088).

PART I.
Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$371	$539
Accounts receivable, net of allowance for doubtful accounts of $24 and $26, respectively	1,609	1,510
Other receivables	104	146
Parts and supplies	137	130
Deferred income taxes	39	40
Other assets	114	117

Total current assets	2,374	2,482
Property and equipment, net of accumulated depreciation and amortization of $14,957 and $14,690, respectively	11,919	11,868
Goodwill	5,793	5,726
Other intangible assets, net	310	295
Other assets	1,187	1,105

Total assets	$21,583	$21,476

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$576	$692
Accrued liabilities	1,056	1,100
Deferred revenues	465	460
Current portion of long-term debt	198	233

Total current liabilities	2,295	2,485
Long-term debt, less current portion	8,839	8,674
Deferred income taxes	1,704	1,662
Landfill and environmental remediation liabilities	1,436	1,402
Other liabilities	686	662

Total liabilities	14,960	14,885

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,545	4,528
Retained earnings	6,499	6,400
Accumulated other comprehensive income	259	230
Treasury stock at cost, 157,950,900 and 155,235,711 shares, respectively	(5,018)	(4,904)

Total Waste Management, Inc. stockholders’ equity	6,291	6,260
Noncontrolling interests	332	331

Total equity	6,623	6,591

Total liabilities and equity	$21,583	$21,476

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Operating revenues	$3,347	$3,158	$6,450	$6,093

Costs and expenses:
Operating	2,140	1,996	4,135	3,877
Selling, general and administrative	382	345	764	696
Depreciation and amortization	319	309	618	600
Restructuring	—	(1)	—	(1)
(Income) expense from divestitures, asset impairments and unusual items	—	(77)	—	(77)

	2,841	2,572	5,517	5,095

Income from operations	506	586	933	998

Other income (expense):
Interest expense	(119)	(116)	(240)	(228)
Interest income	2	2	5	2
Equity in net losses of unconsolidated entities	(9)	(8)	(13)	(8)
Other, net	1	—	2	2

	(125)	(122)	(246)	(232)

Income before income taxes	381	464	687	766
Provision for income taxes	131	206	241	316

Consolidated net income	250	258	446	450
Less: Net income attributable to noncontrolling interests	13	12	23	22

Net income attributable to Waste Management, Inc.	$237	$246	$423	$428

Basic earnings per common share	$0.50	$0.51	$0.89	$0.89

Diluted earnings per common share	$0.50	$0.51	$0.89	$0.88

Cash dividends declared per common share	$0.34	$0.315	$0.68	$0.63

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months
	Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Consolidated net income	$446	$450
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	618	600
Deferred income tax provision	39	25
Interest accretion on landfill liabilities	41	40
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	3	15
Provision for bad debts	15	19
Equity-based compensation expense	27	20
Net gain on disposal of assets	(8)	(10)
Excess tax benefits associated with equity-based transactions	(7)	(1)
Equity in net losses of unconsolidated entities, net of dividends	13	5
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(115)	(110)
Other current assets	(18)	(18)
Other assets	31	8
Accounts payable and accrued liabilities	25	(98)
Deferred revenues and other liabilities	(32)	31

Net cash provided by (used in) operating activities	1,078	976

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(157)	(237)
Capital expenditures	(596)	(475)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	13	27
Net receipts from restricted trust and escrow accounts	7	26
Investments in unconsolidated entities	(91)	(161)
Other	—	(3)

Net cash used in investing activities	(824)	(823)

Cash flows from financing activities:
New borrowings	404	706
Debt repayments	(314)	(213)
Common stock repurchases	(168)	(286)
Cash dividends	(323)	(305)
Exercise of common stock options	35	13
Excess tax benefits associated with equity-based transactions	7	1
Distributions paid to noncontrolling interests	(22)	(22)
Other	(44)	(17)

Net cash used in financing activities	(425)	(123)

Effect of exchange rate changes on cash and cash equivalents	3	(1)

Increase (decrease) in cash and cash equivalents	(168)	29
Cash and cash equivalents at beginning of period	539	1,140

Cash and cash equivalents at end of period	$371	$1,169

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, except shares in thousands)
(Unaudited)

	Waste Management, Inc. Stockholders’ Equity
							Accumulated
							Other
					Additional		Comprehensive
		Comprehensive	Common Stock		Paid-In	Retained	Income	Treasury Stock		Noncontrolling
	Total	Income	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts	Interests

Balance, December 31, 2010	$6,591		630,282	$6	$4,528	$6,400	$230	(155,236)	$(4,904)	$331
Comprehensive Income:
Consolidated net income	446	$446	—	—	—	423	—	—	—	23
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $8	(13)	(13)	—	—	—	—	(13)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $6	9	9	—	—	—	—	9	—	—	—
Unrealized losses on marketable securities, net of taxes of $1	(1)	(1)	—	—	—	—	(1)	—	—	—
Foreign currency translation adjustments	36	36	—	—	—	—	36	—	—	—
Change in funded status of post-retirement benefit obligations, net of taxes of $1	(2)	(2)	—	—	—	—	(2)	—	—	—

Other comprehensive income (loss)	29	29

Comprehensive income	475	$475

Cash dividends declared	(323)		—	—	—	(323)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	78		—	—	17	(1)	—	1,973	62	—
Common stock repurchases	(176)		—	—	—	—	—	(4,694)	(176)	—
Distributions paid to noncontrolling interests	(22)		—	—	—	—	—	—	—	(22)
Other	—		—	—	—	—	—	6	—	—

Balance, June 30, 2011	$6,623		630,282	$6	$4,545	$6,499	$259	(157,951)	$(5,018)	$332

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

The Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Adoption of New Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements — In October 2009, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with multiple-deliverable revenue arrangements. This amended guidance addresses the determination of when individual deliverables within an arrangement are required to be treated as separate units of accounting and modifies the manner in which consideration is allocated across the separately identifiable deliverables. The amendments to authoritative guidance associated with multiple-deliverable revenue arrangements became effective for the Company on January 1, 2011. The new accounting standard has been applied prospectively to arrangements entered into or materially modified after the date of adoption. The adoption of this guidance has not had a material impact on our consolidated financial statements. However, our adoption of this guidance may significantly impact our accounting and reporting for future revenue arrangements to the extent they are material.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2011			December 31, 2010
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$104	$42	$146	$105	$43	$148
Long-term	1,203	233	1,436	1,161	241	1,402

	$1,307	$275	$1,582	$1,266	$284	$1,550

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2010 and the six months ended June 30, 2011 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2009	$1,267	$256
Obligations incurred and capitalized	47	—
Obligations settled	(86)	(36)
Interest accretion	82	5
Revisions in cost estimates and interest rate assumptions	(49)	61
Acquisitions, divestitures and other adjustments	5	(2)

December 31, 2010	1,266	284
Obligations incurred and capitalized	24	—
Obligations settled	(31)	(16)
Interest accretion	41	3
Revisions in cost estimates and interest rate assumptions	4	4
Acquisitions, divestitures and other adjustments	3	—

June 30, 2011	$1,307	$275

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

The fair value of trust funds and escrow accounts for which we are the sole beneficiary was $120 million at June 30, 2011 and is included in long-term “Other assets” in our Condensed Consolidated Balance Sheet. Our investments and receivables related to the trusts that have been established for the benefit of both the Company and the host community in which we operate had an aggregate carrying value of $105 million at June 30, 2011 and are recorded in “Other receivables” and as long-term “Other assets” in our Condensed Consolidated Balance Sheet. See Note 12 for additional information related to these trusts.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Revolving credit facility	$—	$—
Letter of credit facilities	—	—
Canadian credit facility (weighted average effective interest rate of 2.3% at June 30, 2011 and 2.2% at December 31, 2010)	144	212
Senior notes and debentures, maturing through 2039, interest rates ranging from 4.60% to 7.75% (weighted average interest rate of 6.3% at June 30, 2011 and 6.5% at December 31, 2010)	5,710	5,452
Tax-exempt bonds maturing through 2039, fixed and variable interest rates ranging from 0.1% to 7.4% (weighted average interest rate of 3.1% at June 30, 2011 and December 31, 2010)	2,671	2,696
Tax-exempt project bonds, principal payable in periodic installments, maturing through 2029, fixed and variable interest rates ranging from 0.1% to 3.4% (weighted average interest rate of 1.3% at June 30, 2011 and 2.5% at December 31, 2010)	86	116
Capital leases and other, maturing through 2050, interest rates up to 12%	426	431

	9,037	8,907
Current portion of long-term debt	198	233

	$8,839	$8,674

Debt Classification

As of June 30, 2011, we had $321 million of debt maturing within the next twelve months, including U.S. $144 million under our Canadian credit facility. We have classified $123 million of these borrowings as long-term as of June 30, 2011 based on our intent and ability to refinance these borrowings on a long-term basis.

Net Debt Borrowings

In February 2011, we issued $400 million of 4.60% senior notes due March 2021. The net proceeds from the debt issuance were $396 million. We used a portion of the proceeds to repay $147 million of 7.65% senior notes that matured in March 2011. During the second quarter of 2011, we repaid approximately $77 million of advances outstanding under our Canadian credit facility with available cash.

Revolving Credit and Letter of Credit Facilities

As of June 30, 2011, we had an aggregate committed capacity of $2.5 billion for letters of credit under various credit facilities. In May 2011, we amended and restated our $2.0 billion revolving credit facility as a result of changes in market conditions, which significantly reduced the cost of the facility. We also extended the term through May 2016. Our revolving credit facility is our primary source of letter of credit capacity. Our remaining letter of credit capacity is provided under facilities with terms that extend from June 2013 to June 2015. As of June 30, 2011, we had an aggregate of $1.5 billion of letters of credit outstanding under various credit facilities. Approximately $1.1 billion of these letters of credit have been issued under our revolving credit facility. There were no borrowings under these credit facilities during the first half of 2011.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

		June 30,	December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2011	2010

Interest rate contracts	Current other assets	$—	$1
Interest rate contracts	Long-term other assets	50	37

Total derivative assets		$50	$38

Interest rate contracts	Current accrued liabilities	$—	$11
Electricity commodity contracts	Current accrued liabilities	2	1
Interest rate contracts	Long-term accrued liabilities	22	13
Foreign exchange contracts	Long-term accrued liabilities	17	3

Total derivative liabilities		$41	$28

We have not offset fair value amounts recognized for our derivative instruments. For information related to the methods used to measure our derivative assets and liabilities at fair value, refer to Note 11.

Interest Rate Derivatives

Interest Rate Swaps

We use interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of June 30, 2011, we had approximately $5.6 billion in fixed-rate senior notes outstanding compared with $5.4 billion as of December 31, 2010. As of June 30, 2011, the interest payments on $1 billion, or 18%, of these senior notes have been swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates, compared with $500 million, or 9%, as of December 31, 2010. The increase in the notional amount of our interest rate swaps from December 31, 2010 to June 30, 2011 was due to the execution of $600 million of interest rate swaps in March 2011 partially offset by the scheduled maturity of $100 million of interest rate swaps in March 2011.

We have designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts has increased the carrying value of debt instruments by $85 million as of June 30, 2011 and $79 million as of December 31, 2010.

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

Three Months	Statement of Operations	Gain (Loss) on	Gain (Loss) on
Ended June 30,	Classification	Swap	Fixed-Rate Debt

2011	Interest expense	$18	$(18)
2010	Interest expense	$13	$(13)

Six Months	Statement of Operations	Gain (Loss) on	Gain (Loss) on
Ended June 30,	Classification	Swap	Fixed-Rate Debt

2011	Interest expense	$12	$(12)
2010	Interest expense	$14	$(14)

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Decrease to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	2011	2010	2011	2010

Periodic settlements of active swap agreements(a)	$6	$8	$11	$18
Terminated swap agreements	3	6	6	11

	$9	$14	$17	$29

(a)	These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations are based on a spread from the three-month LIBOR.

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

During the first quarter of 2011, $150 million of these forward-starting interest rate swaps were terminated contemporaneously with the actual issuance of senior notes in February 2011, and we paid cash of $9 million to settle the liability related to these swap agreements. The ineffectiveness recognized upon termination of the hedges was immaterial and the related deferred loss continues to be recognized as a component of “Accumulated other comprehensive income.” The deferred loss is being amortized as an increase to interest expense over the ten-year life of the senior notes issued in February 2011 using the effective interest method. The incremental interest expense associated with these forward-starting interest rate swaps was immaterial during the three and six months ended June 30, 2011. As of June 30, 2011, the amount scheduled to be reclassified as an increase to interest expense over the next twelve months is immaterial.

The forward-starting interest rate swaps outstanding as of June 30, 2011 relate to anticipated debt issuances in November 2012 and March 2014. As of June 30, 2011, the fair value of these active interest rate derivatives was comprised of $22 million of long-term liabilities compared with $13 million of long-term liabilities as of December 31, 2010.

We recognized pre-tax and after-tax losses of $11 million and $7 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended June 30, 2011 and $7 million and $5 million, respectively, during the six months ended June 30, 2011. We recognized pre-tax and after-tax losses of $41 million and $25 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended June 30, 2010 and $46 million and $28 million, respectively, during the six months ended June 30, 2010. There was no significant ineffectiveness associated with these hedges during the three and six months ended June 30, 2011 or 2010.

Treasury Rate Locks

In prior years, we used Treasury rate locks to secure underlying interest rates in anticipation of senior note issuances. These cash flow hedging agreements resulted in deferred losses, net of taxes, of $14 million at June 30, 2011 and $16 million at December 31, 2010, which are included in “Accumulated other comprehensive income.” These deferred losses are reclassified as an increase to interest expense over the life of the related senior note

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuances, which extend through 2032. Pre-tax and after-tax amounts of $2 million and $1 million, respectively, for the three-month periods ended June 30, 2011 and June 30, 2010, and pre-tax and after-tax amounts of $4 million and $2 million, respectively, for the six-month periods ended June 30, 2011 and June 30, 2010, were reclassified out of accumulated other comprehensive income and into interest expense. As of June 30, 2011, $7 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

Credit-Risk-Related Contingent Features

Certain of our interest rate derivative instruments contain provisions related to the Company’s credit rating. If the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of June 30, 2011, we had not experienced any credit events that would trigger these provisions, nor did we have any derivative instruments with credit-risk-related contingent features that were in a net liability position.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Waste Management Holdings, Inc., a wholly-owned subsidiary (“WM Holdings”), and its Canadian subsidiaries. As of June 30, 2011, we had foreign currency forward contracts outstanding for all of the anticipated cash flows associated with a debt arrangement between these wholly-owned subsidiaries. The hedged cash flows include C$370 million of principal, which is scheduled for payment on October 31, 2013, and interest payments scheduled as follows: C$10 million on November 30, 2011, C$11 million on November 30, 2012 and C$10 million on October 31, 2013. We designated our foreign currency derivatives as cash flow hedges.

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

			Derivative Gain or
	Derivative Gain or		(Loss) Reclassified
	(Loss) Recognized		from AOCI into
Three Months	in OCI	Statement of Operations	Income
Ended June 30,	(Effective Portion)	Classification	(Effective Portion)

2011	$(3)	Other income (expense)	$(2)
2010	$17	Other income (expense)	$17

			Derivative Gain or
	Derivative Gain or		(Loss) Reclassified
	(Loss) Recognized		from AOCI into
Six Months	in OCI	Statement of Operations	Income
Ended June 30,	(Effective Portion)	Classification	(Effective Portion)

2011	$(14)	Other income (expense)	$(12)
2010	$5	Other income (expense)	$5

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. Adjustments to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges resulted in the recognition of after-tax losses of $2 million and $8 million during the three and six months ended June 30, 2011, respectively, as compared with the recognition of after-tax gains of $10 million and $3 million during the three and six months ended June 30, 2010, respectively. After-tax adjustments for the reclassification of losses from accumulated other comprehensive income into income were $1 million and $7 million during the three and six months ended June 30, 2011, respectively. After-tax adjustments for the reclassification of gains from accumulated other comprehensive income into income were $11 million and

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3 million during the three and six months ended June 30, 2010, respectively. There was no significant ineffectiveness associated with these hedges during the three and six months ended June 30, 2011 or 2010.

Electricity Commodity Derivatives

As a result of the expiration of certain long-term electricity contracts at our waste-to-energy facilities, we use short-term “receive fixed, pay variable” electricity commodity swaps to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 672,360 megawatt hours, or approximately 26%, of our Wheelabrator Group’s full year 2010 merchant electricity sales and the swaps executed through June 30, 2011 are expected to hedge about 1.6 million megawatt hours, or 49%, of the Group’s full year 2011 merchant electricity sales. For the three-month periods ended June 30, 2011 and 2010, we hedged 49% and 45%, respectively, of our merchant electricity sales. For the six-month periods ended June 30, 2011 and 2010, we hedged 51% and 25%, respectively, of our merchant electricity sales. There was no significant ineffectiveness associated with these cash flow hedges and all financial statement impacts associated with these derivatives were immaterial for the three-month and six-month periods ended June 30, 2011 and 2010.

5.	Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2011 was 34.5% and 35.1%, respectively, compared with 44.2% and 41.2% for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2011 were primarily due to the favorable impact of federal tax credits offset by the unfavorable impact of state and local income taxes. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2010 were primarily due to an increase in our state deferred income taxes to reflect the impact of changes in the estimated income tax rate at which temporary differences would be realized and the unfavorable impact of state and local income taxes.

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

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results and other reductions in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. During both the three and six months ended June 30, 2011, we recognized $2 million of net losses resulting from our share of the entity’s operating losses. Our tax provision for the three and six months ended June 30, 2011 was reduced by $4 million and $7 million, respectively, primarily as a result of tax credits realized from this investment. See Note 12 for additional information related to this investment.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting. We recognize our share of the entity’s results and reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the three and six months ended June 30, 2011, we recognized $6 million and $12 million of losses for reductions in the value of our investment, $2 million and $4 million of interest expense, and a reduction in our tax provision of $11 million (including $7 million of tax credits) and $18 million (including

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$11 million of tax credits), respectively. During the three and six months ended June 30, 2010, we recognized $8 million of losses for reductions in the value of our investment, $1 million of interest expense and a reduction in our tax provision of $11 million (including $8 million of tax credits). See Note 12 for additional information related to this investment.

Recent Legislation — The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, signed into law on December 17, 2010, included an extension of the bonus depreciation allowance through the end of 2012 and increased the amount of qualifying capital expenditures that can be depreciated immediately from 50 percent to 100 percent. The 100 percent depreciation deduction applies to qualifying property placed in service from September 8, 2010 through December 31, 2011. The acceleration of deductions on 2011 capital expenditures resulting from the bonus depreciation provision will have no impact on our effective tax rate. However, the ability to accelerate depreciation deductions is expected to decrease our 2011 cash taxes by approximately $190 million. Taking the accelerated tax depreciation will result in increased cash taxes in future periods when the accelerated deductions for these capital expenditures would have otherwise been taken.

6.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Consolidated net income	$250	$258	$446	$450

Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes	(8)	(22)	(13)	(33)
Realized (gains) losses on derivative instruments reclassified into earnings, net of taxes	1	(9)	9	—
Unrealized gains (losses) on marketable securities, net of taxes	1	(1)	(1)	—
Foreign currency translation adjustments	8	(37)	36	(10)
Change in funded status of post-retirement benefit obligations, net of taxes	—	(1)	(2)	(1)

Other comprehensive income (loss)	2	(70)	29	(44)

Comprehensive income	252	188	475	406
Comprehensive income attributable to noncontrolling interests	(13)	(12)	(23)	(22)

Comprehensive income attributable to Waste Management, Inc.	$239	$176	$452	$384

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income, which is included as a component of Waste Management, Inc. stockholders’ equity, were as follows (in millions):

	June 30,	December 31,
	2011	2010

Accumulated unrealized loss on derivative instruments, net of taxes	$(37)	$(33)
Accumulated unrealized gain on marketable securities, net of taxes	4	5
Foreign currency translation adjustments	297	261
Funded status of post-retirement benefit obligations, net of taxes	(5)	(3)

	$259	$230

7.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Number of common shares outstanding at end of period	472.3	478.9	472.3	478.9
Effect of using weighted average common shares outstanding	1.9	3.2	2.6	2.6

Weighted average basic common shares outstanding	474.2	482.1	474.9	481.5
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.8	3.7	2.1	3.1

Weighted average diluted common shares outstanding	476.0	485.8	477.0	484.6

Potentially issuable shares	17.3	15.7	17.3	15.7
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.1	0.2	0.1	3.7

8.	Commitments and Contingencies

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policy. Our exposure, however, could increase if our insurers are unable to meet their commitments on a timely basis.

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation insurance programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from our assumptions used. We do not expect any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Guarantees — In the ordinary course of our business, WM and WM Holdings enter into guarantee agreements associated with their subsidiaries’ operations. Additionally, WM and WM Holdings have each guaranteed all of the senior debt of the other entity. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Condensed Consolidated Balance Sheets.

We also have guaranteed the obligations of, and provided indemnification to, third parties in the ordinary course of business. Guarantee agreements outstanding as of June 30, 2011 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $11 million; and (ii) agreements guaranteeing certain market value losses for approximately 900 homeowners’ properties adjacent to or near 19 of our landfills. Our indemnification obligations generally arise in divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnification arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the investigation of the extent of environmental impact and identification of likely site-remediation alternatives. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $150 million higher than the $275 million recorded in the Condensed Consolidated Financial Statements as of June 30, 2011. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of June 30, 2011, we had been notified that we are a PRP in connection with 79 locations listed on the EPA’s National Priorities List, or NPL. Of the 79 sites at which claims have been made against us, 17 are sites we own.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 62 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

Litigation — In April 2002, certain former participants in the ERISA plans of WM Holdings filed a lawsuit in the U.S. District Court for the District of Columbia in a case entitled William S. Harris, et al. v. James E. Koenig, et al. The lawsuit attempts to increase the recovery of a class of ERISA plan participants on behalf of the plan based on allegations related to both the events alleged in, and the settlements relating to, the securities class action against WM Holdings that was settled in 1998, the litigation against WM in Texas that was settled in 2002, as well as the decision to offer WM common stock as an investment option within the plan beginning in 1990, despite alleged knowledge by at least two members of the investment committee of financial misstatement by WM during the relevant time period.

During the second quarter of 2010, the Court dismissed certain claims against individual defendants, including all claims against each of the current members of our Board of Directors. Recently, plaintiffs dismissed all claims related to the settlement of the securities class action against WM that was settled in 2002, and the court certified a limited class of participants who may bring claims on behalf of the plan, but not individually. After initially asserting broader claims as to the plan, the plaintiffs now purport to file their complaint on behalf of plan participants who invested in WM common stock during a time frame ended February 24, 1998. The lawsuit now names as defendants WM Holdings; the members of WM Holdings’ Board of Directors prior to July 1998; the administrative and investments committees of the plan; and State Street Bank & Trust, the trustee and investment manager of the WM common stock fund available within the plan. Mr. Simpson, our Chief Financial Officer, is a named defendant in this action by virtue of his membership on the plan investment committee. The outcome of this lawsuit cannot be predicted with certainty, and these matters could impact the plan’s net assets available for benefits. The plan and other defendants intend to defend themselves vigorously in this litigation.

Two separate wage and hour lawsuits were commenced in October 2006 and March 2007 that are pending against certain of our subsidiaries in California, each seeking class certification. The actions were coordinated to proceed in San Diego County Superior Court. Both lawsuits make the same general allegations that our subsidiaries failed to comply with certain California wage and hour laws, including allegedly failing to provide meal and rest periods and failing to properly pay hourly and overtime wages. We have executed a settlement agreement in connection with this matter. Following a hearing on July 15, 2011, the Court executed an order approving the class action settlement and judgement. We anticipate all the details with respect to the settlement will be resolved and finally approved this fall.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, in July 2008, we were named as a defendant in a purported class action in the Circuit Court of Bullock County, Alabama, which was subsequently removed to the United States District Court for the Northern District of Alabama. This suit pertains to our fuel and environmental charge in our customer service agreements and generally alleges that such charges were not properly disclosed, were unfair, and were contrary to contract. We filed a motion to dismiss that was partially granted during the third quarter of 2010, resulting in dismissal of the plaintiffs’ RICO and national class action claims. We deny all of the claims asserted in this action and intend to continue to oppose class certification and will vigorously defend these matters. Given the inherent uncertainties of litigation, the ultimate outcome of these cases cannot be predicted at this time, nor can possible damages, if any, be reasonably estimated.

We often enter into contractual arrangements with landowners imposing obligations on us to meet certain regulatory or contractual conditions upon site closure or upon termination of the agreements. Compliance with these arrangements is inherently subject to subjective determinations and may result in disputes, including litigation. In May 2008, Mnoian Management, Inc. filed suit in Los Angeles County Superior Court seeking remediation and increased compaction of a site we had previously leased for landfill purposes. The parties are participating in arbitration and have exchanged plans to remediate the site’s compaction fill. The Company believes it has valid defenses and will continue to vigorously defend these claims.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. The following matters pending as of June 30, 2011 are disclosed in accordance with that requirement:

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

On April 11, 2011, Waste Management LampTracker, Inc.’s Kaiser, Missouri facility was notified that the EPA will be filing an administrative complaint and assessing civil penalties for alleged Resource Conservation and Recovery Act violations relating to container and facility management and the handling of certain waste.

Regarding a matter previously reported, three Wheelabrator Group subsidiaries have entered into a settlement with the Commonwealth of Massachusetts, resolving allegations of violations at Wheelabrator Group facilities in Saugus, North Andover and Millbury, Massachusetts. A consent judgment finalizing the settlement was approved by the Commonwealth of Massachusetts Superior Court on May 2, 2011. The settlement required the following payments, which were made as of June 30, 2011: $4.5 million for creation of a fund to be distributed to municipal customers of the three facilities by the Massachusetts Office of the Attorney General; $2 million for civil penalties arising from alleged violations of regulations and permit conditions; and $500,000 as a donation to the Massachusetts Natural Resources Damages Trust. In addition, the Wheelabrator Group subsidiaries will fund $500,000 in supplemental environmental projects.

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

In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. We recognized charges to “Operating” expenses of $28 million in the first quarter of 2010 associated with the withdrawal of three bargaining units from the Central States Pension Plan in connection with our negotiations of these unit’s agreements. We are still negotiating and litigating final resolutions of our withdrawal liability for this withdrawal and previous withdrawals, which could be materially higher than the charges we have recognized. We do not believe that our withdrawals from the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

multiemployer plans, individually or in the aggregate, will have a material adverse effect on our financial condition or liquidity. However, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plans at the time of withdrawal, such withdrawals could materially affect our results of operations in the period of the withdrawal.

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2010 and 2011 and expect these audits to be completed within the next six and 18 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. In the third quarter of 2010, we finalized audits in Canada through the 2005 tax year and are not currently under audit for any subsequent tax years. To provide for certain potential tax exposures, we maintain a liability for unrecognized tax benefits, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three and six months ended June 30 is shown in the following table (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
	Revenues	Revenues	Revenues	Operations

Three Months Ended:
June 30, 2011
Eastern	$800	$(136)	$664	$141
Midwest	828	(126)	702	156
Southern	862	(105)	757	193
Western	825	(114)	711	142
Wheelabrator	226	(30)	196	42
Other	330	(13)	317	(21)

	3,871	(524)	3,347	653
Corporate and Other	—	—	—	(147)

Total	$3,871	$(524)	$3,347	$506

June 30, 2010
Eastern	$774	$(140)	$634	$143
Midwest	780	(119)	661	141
Southern	876	(104)	772	206
Western	799	(112)	687	141
Wheelabrator	217	(29)	188	47
Other	225	(9)	216	(26)

	3,671	(513)	3,158	652
Corporate and Other	—	—	—	(66)

Total	$3,671	$(513)	$3,158	$586

Six Months Ended:
June 30, 2011
Eastern	$1,504	$(248)	$1,256	$261
Midwest	1,556	(232)	1,324	285
Southern	1,700	(203)	1,497	385
Western	1,615	(222)	1,393	282
Wheelabrator	436	(61)	375	55
Other	623	(18)	605	(35)

	7,434	(984)	6,450	1,233
Corporate and Other	—	—	—	(300)

Total	$7,434	$(984)	$6,450	$933

June 30, 2010
Eastern	$1,459	$(253)	$1,206	$252
Midwest	1,474	(217)	1,257	223
Southern	1,699	(201)	1,498	406
Western	1,563	(215)	1,348	270
Wheelabrator	423	(60)	363	83
Other	440	(19)	421	(55)

	7,058	(965)	6,093	1,179
Corporate and Other	—	—	—	(181)

Total	$7,058	$(965)	$6,093	$998

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fluctuations in our operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment and by general economic conditions. In addition, our revenues and income from operations typically reflect seasonal patterns. Our operating revenues normally tend to be somewhat higher in the summer months, primarily due to the traditional seasonal increase in the volume of construction and demolition waste. Historically, the volumes of industrial and residential waste in certain regions in which we operate have tended to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

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

10.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

We filed a lawsuit in March 2008 related to the revenue management software implementation that was suspended in 2007 and abandoned in 2009. Accordingly, in 2009, we recognized a non-cash charge of $51 million for the abandonment of the licensed software. In April 2010, we settled the lawsuit and received a one-time cash payment. The settlement increased our “Income from operations” for the three and six months ended June 30, 2010 by $77 million.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at
		June 30, 2011 Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$326	$326	$—	$—
Available-for-sale securities	142	142	—	—
Interest rate derivatives	50	—	50	—

Total assets	$518	$468	$50	$—

Liabilities:
Electricity commodity derivatives	$2	$—	$2	$—
Interest rate derivatives	22	—	22	—
Foreign currency derivatives	17	—	17	—

Total liabilities	$41	$—	$41	$—

		Fair Value Measurements at
		December 31, 2010 Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$468	$468	$—	$—
Available-for-sale securities	148	148	—	—
Interest rate derivatives	38	—	38	—

Total assets	$654	$616	$38	$—

Liabilities:
Electricity commodity derivatives	$1	$—	$1	$—
Interest rate derivatives	24	—	24	—
Foreign currency derivatives	3	—	3	—

Total liabilities	$28	$—	$28	$—

Fair Value of Debt

At June 30, 2011, the carrying value of our debt was approximately $9.0 billion compared with $8.9 billion at December 31, 2010. The carrying value of our debt includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged.

The estimated fair value of our debt was approximately $9.6 billion at June 30, 2011 and approximately $9.2 billion at December 31, 2010. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the interest rates.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of June 30, 2011 and December 31, 2010. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% proportionate to their respective ownership interests. All capital allocations made through June 30, 2011 have been based on initial capital account balances as the target returns have not yet been achieved.

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

As of June 30, 2011, our Condensed Consolidated Balance Sheet includes $313 million of net property and equipment associated with the LLCs’ waste-to-energy facilities and $243 million in noncontrolling interests

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with Hancock’s and CIT’s interests in the LLCs. As of June 30, 2011, all debt obligations of the LLCs have been paid in full and, therefore, the LLCs have no liabilities. We recognized reductions in earnings of $12 million and $25 million for the three and six months ended June 30, 2011 and 2010, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. At June 30, 2011, our investment balance was $43 million, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Future contributions will commence once certain levels of tax credits have been generated and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At June 30, 2011, our investment balance was $190 million and our debt balance was $187 million. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

Our interests in these variable interest entities are accounted for as equity investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables” and as long-term “Other assets” in our Condensed Consolidated Balance Sheet. Our investments and receivables related to the trusts had an aggregate carrying value of $105 million as of June 30, 2011. We reflect our interests in the unrealized gains and losses on marketable securities held by these trusts as a component of “Accumulated other comprehensive income.”

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2011
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$325	$—	$46	$—	$371
Other current assets	6	—	1,997	—	2,003

	331	—	2,043	—	2,374
Property and equipment, net	—	—	11,919	—	11,919
Investments in and advances to affiliates	11,310	14,261	3,135	(28,706)	—
Other assets	114	12	7,164	—	7,290

Total assets	$11,755	$14,273	$24,261	$(28,706)	$21,583

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$35	$—	$163	$—	$198
Accounts payable and other current liabilities	84	13	2,000	—	2,097

	119	13	2,163	—	2,295
Long-term debt, less current portion	5,323	449	3,067	—	8,839
Other liabilities	22	—	3,804	—	3,826

Total liabilities	5,464	462	9,034	—	14,960
Equity:
Stockholders’ equity	6,291	13,811	14,895	(28,706)	6,291
Noncontrolling interests	—	—	332	—	332

	6,291	13,811	15,227	(28,706)	6,623

Total liabilities and equity	$11,755	$14,273	$24,261	$(28.706)	$21,583

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2011
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,347	$—	$3,347
Costs and expenses	—	—	2,841	—	2,841

Income from operations	—	—	506	—	506

Other income (expense):
Interest income (expense)	(86)	(8)	(23)	—	(117)
Equity in subsidiaries, net of taxes	290	295	—	(585)	—
Other, net	—	—	(8)	—	(8)

	204	287	(31)	(585)	(125)

Income before income taxes	204	287	475	(585)	381
Provision for (benefit from) income taxes	(33)	(3)	167	—	131

Consolidated net income	237	290	308	(585)	250
Less: Net income attributable to noncontrolling interests	—	—	13	—	13

Net income attributable to Waste Management, Inc.	$237	$290	$295	$(585)	$237

Three Months Ended June 30, 2010
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,158	$—	$3,158
Costs and expenses	—	—	2,572	—	2,572

Income from operations	—	—	586	—	586

Other income (expense):
Interest income (expense)	(78)	(9)	(27)	—	(114)
Equity in subsidiaries, net of taxes	293	299	—	(592)	—
Other, net	—	—	(8)	—	(8)

	215	290	(35)	(592)	(122)

Income before income taxes	215	290	551	(592)	464
Provision for (benefit from) income taxes	(31)	(3)	240	—	206

Consolidated net income	246	293	311	(592)	258
Less: Net income attributable to noncontrolling interests	—	—	12	—	12

Net income attributable to Waste Management, Inc.	$246	$293	$299	$(592)	$246

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS — (Continued)

Six Months Ended June 30, 2011
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$6,450	$—	$6,450
Costs and expenses	—	—	5,517	—	5,517

Income from operations	—	—	933	—	933

Other income (expense):
Interest income (expense)	(171)	(17)	(47)	—	(235)
Equity in subsidiaries, net of taxes	527	537	—	(1,064)	—
Other, net	—	—	(11)	—	(11)

	356	520	(58)	(1,064)	(246)

Income before income taxes	356	520	875	(1,064)	687
Provision for (benefit from) income taxes	(67)	(7)	315	—	241

Consolidated net income	423	527	560	(1,064)	446
Less: Net income attributable to noncontrolling interests	—	—	23	—	23

Net income attributable to Waste Management, Inc.	$423	$527	$537	$(1,064)	$423

Six Months Ended June 30, 2010
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$6,093	$—	$6,093
Costs and expenses	—	—	5,095	—	5,095

Income from operations	—	—	998	—	998

Other income (expense):
Interest income (expense)	(153)	(19)	(54)	—	(226)
Equity in subsidiaries, net of taxes	521	533	—	(1,054)	—
Other, net	—	—	(6)	—	(6)

	368	514	(60)	(1,054)	(232)

Income before income taxes	368	514	938	(1,054)	766
Provision for (benefit from) income taxes	(60)	(7)	383	—	316

Consolidated net income	428	521	555	(1,054)	450
Less: Net income attributable to noncontrolling interests	—	—	22	—	22

Net income attributable to Waste Management, Inc.	$428	$521	$533	$(1,054)	$428

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income	$423	$527	$560	$(1,064)	$446
Equity in earnings of subsidiaries, net of taxes	(527)	(537)	—	1,064	—
Other adjustments	2	(3)	633	—	632

Net cash provided by (used in) operating activities	(102)	(13)	1,193	—	1,078

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(157)	—	(157)
Capital expenditures	—	—	(596)	—	(596)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	13	—	13
Net receipts from restricted trust and escrow accounts and other, net	(5)	—	(79)	—	(84)

Net cash used in investing activities	(5)	—	(819)	—	(824)

Cash flows from financing activities:
New borrowings	396	—	8	—	404
Debt repayments	—	(147)	(167)	—	(314)
Common stock repurchases	(168)	—	—	—	(168)
Cash dividends	(323)	—	—	—	(323)
Exercise of common stock options	35	—	—	—	35
Distributions paid to noncontrolling interests and other	(10)	—	(49)	—	(59)
(Increase) decrease in intercompany and investments, net	37	160	(197)	—	—

Net cash provided by (used in) financing activities	(33)	13	(405)	—	(425)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Decrease in cash and cash equivalents	(140)	—	(28)	—	(168)
Cash and cash equivalents at beginning of period	465	—	74	—	539

Cash and cash equivalents at end of period	$325	$—	$46	$—	$371

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)

Six Months Ended June 30, 2010
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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	New Accounting Pronouncement Pending Adoption

Fair Value Measurement — In May 2011, the FASB amended authoritative guidance associated with fair value measurements. This amended guidance defines certain requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles. The amendments to authoritative guidance associated with fair value measurements are effective for the Company on January 1, 2012 and are to be applied prospectively. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements.

15.	Subsequent Event

On July 28, 2011, we acquired Oakleaf Global Holdings and its primary operations for $425 million, subject to certain working capital and other adjustments. The acquisition was funded with a combination of cash on hand and cash borrowed under our $2.0 billion revolving credit facility.

The acquired operations of Oakleaf Global Holdings, a privately-owned waste services company providing outsourced waste and recycling services through a nationwide network of third-party haulers, generated approximately $580 million in revenues in 2010. We acquired Oakleaf Global Holdings to advance our growth and transformation strategies. The acquisition is intended to increase our national accounts customer base and enhance our ability to provide comprehensive environmental solutions.

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

Overview

Our strategic focus is centered on three long-term goals: know more about our customers and how to service them than anyone else; use conversion and processing technology to extract more value from the materials we manage; and continuously improve our operational efficiency. Our strategy considers the increasing focus on waste reduction at the source and diversion from landfills as customers seek alternative methods of disposal. Accordingly, our strategic focus is reflective of current developments in our industry. We intend to pursue achievement of our long-term goals in the short-term through efforts to:

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

Our second quarter 2011 results of operations reflect the impact of improved recyclable commodity prices and recycling volumes, our discipline in pricing and our continued investment in our strategic initiatives. Highlights of our financial results for the current quarter include:

•	Revenues of $3,347 million compared with $3,158 million in the second quarter of 2010, an increase of $189 million, or 6.0%. This increase in revenues is primarily attributable to:

•	Internal revenue growth from yield on our collection and disposal business of 1.6% in the current period, which increased revenue by $43 million;

•	Increases from recyclable commodity prices of $74 million; increases primarily from our fuel surcharge program of $53 million; and increases from foreign currency translation of $12 million; and

•	Increases associated with acquired businesses of $57 million;

•	Internal revenue growth from volume was negative 1.7%, compared with negative 2.9% in 2010. In addition to the lower rate of decline driven by changes in the economy, we experienced an increase in recycling volumes in both our brokerage business and our material recovery facilities. The year-over-year decline in internal revenue growth due to volume was $52 million;

•	Operating expenses of $2,140 million, or 63.9% of revenues, compared with $1,996 million, or 63.2% of revenues, in the second quarter of 2010. This increase of $144 million, or 7.2%, is due primarily to higher customer rebates because of higher recyclable commodity prices, higher fuel prices, and increases resulting from acquisitions and growth initiatives, all of which have related revenue increases as noted above. We also experienced increases in maintenance and repairs and our risk management costs. These cost increases were partially offset by a decrease in environmental remediation expense;

•	Selling, general and administrative expenses increased by $37 million, or 10.7%, from $345 million in the second quarter of 2010 to $382 million in the second quarter of 2011, largely due to the support of our strategic growth plans and optimization initiatives. We expect to begin to see the associated benefits in the third quarter and expect the benefits to accelerate into future quarters;

•	Income from operations of $506 million, or 15.1% of revenues, compared with $586 million, or 18.6% of revenues, in the second quarter of 2010; and

•	Net income attributable to Waste Management, Inc. of $237 million, or $0.50 per diluted share, as compared with $246 million, or $0.51 per diluted share in the second quarter of 2010. The comparability of our diluted earnings per share has been affected by the following items that occurred in the second quarter of 2010:

•	The recognition of a pre-tax cash benefit of $77 million related to the settlement of a lawsuit related to the abandonment of revenue management software, which had a favorable impact of $0.10 on our diluted earnings per share;

•	The recognition of a tax charge of $37 million principally related to refinements in estimates of our deferred state income taxes, which had a negative impact of $0.08 on our diluted earnings per share; and

•	The recognition of a pre-tax non-cash charge of $39 million related to increases in our environmental remediation reserves principally related to two landfill sites, which had a negative impact of $0.05 on our diluted earnings per share.

We intend to continue our commitment to investing in and executing our strategy. On the revenue front, we anticipated that our second quarter revenue growth from yield would decrease from our first quarter revenue growth from yield; however, the degree of decline exceeded our expectations. Consequently, we are immediately taking pricing actions intended to increase our yield over the remainder of 2011 and, as a result, we continue to expect our overall revenue growth from yield to be approximately 2.0% for the full year. Additionally, based on our results in the first half of 2011 and our economic outlook for the remainder of the year, we now expect our revenue growth from volumes to be in the range of negative 1.5% to negative 2.5% for the full year.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be the same as similarly-titled measures presented by other companies:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net cash provided by operating activities	$478	$480	$1,078	$976
Capital expenditures	(280)	(220)	(596)	(475)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	8	15	13	27

Free cash flow	$206	$275	$495	$528

When comparing our cash flow from operating activities for the three months and six months ended June 30, 2011 to the comparable periods in 2010, decreases in our income tax payments have positively affected our cash flow from operations this year, offset partially by a favorable cash benefit of $77 million in the prior year resulting from a litigation settlement in April 2010. The increase in capital expenditures when comparing the first half of 2011 with the prior year period can generally be attributed to timing differences associated with cash payments for the previous years’ fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. A more significant portion of our fourth quarter 2010 spending was paid in cash in the first quarter of 2011 than in the preceding year.

Adoption of New Accounting Pronouncements

Multiple-Deliverable Revenue Arrangements — In October 2009, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with multiple-deliverable revenue arrangements. This amended guidance addresses the determination of when individual deliverables within an arrangement are required to be treated as separate units of accounting and modifies the manner in which consideration is allocated across the separately identifiable deliverables. The amendments to authoritative guidance associated with multiple-deliverable revenue arrangements became effective for the Company on January 1, 2011. The new accounting standard has been applied prospectively to arrangements entered into or materially modified after the date of adoption. The adoption of this guidance has not had a material impact on our consolidated financial statements. However, our adoption of this guidance may significantly impact our accounting and reporting for future revenue arrangements to the extent they are material.

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

Subsequent Event — Acquisition of Oakleaf Global Holdings

On July 28, 2011, we acquired Oakleaf Global Holdings and its primary operations for $425 million, subject to certain working capital and other adjustments. The acquisition was funded with a combination of cash on hand and cash borrowed under our $2.0 billion revolving credit facility.

The acquired operations of Oakleaf Global Holdings, a privately-owned waste services company providing outsourced waste and recycling services through a nationwide network of third-party haulers, generated approximately $580 million in revenues in 2010. We acquired Oakleaf Global Holdings to advance our growth and transformation strategies. The acquisition is intended to increase our national accounts customer base and enhance our ability to provide comprehensive environmental solutions.

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

We also provide additional services that are not managed through our five Groups, including recycling brokerage services, electronic recycling services, in-plant services, landfill gas-to-energy services, integrated medical waste services and the impacts of investments that we are making in expanded service offerings and solutions. Part of our expansion of services includes offering portable self-storage services; and fluorescent bulb and universal waste mail-back through our LampTracker® program. In addition, we have made investments that involve the acquisition and development of interests in oil and gas producing properties, and we will continue to consider similar investments in the future. These operations are presented as “Other” in the table below. Shown below (in millions) is the contribution to revenues during each period provided by our five Groups and our Other services:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Eastern	$800	$774	$1,504	$1,459
Midwest	828	780	1,556	1,474
Southern	862	876	1,700	1,699
Western	825	799	1,615	1,563
Wheelabrator	226	217	436	423
Other	330	225	623	440
Intercompany	(524)	(513)	(984)	(965)

Total	$3,347	$3,158	$6,450	$6,093

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Collection	$2,116	$2,082	$4,137	$4,056
Landfill	671	664	1,250	1,226
Transfer	334	351	628	663
Wheelabrator	226	217	436	423
Recycling	419	281	789	550
Other	105	76	194	140
Intercompany	(524)	(513)	(984)	(965)

Total	$3,347	$3,158	$6,450	$6,093

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change for the		Change for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011 vs. 2010		2011 vs. 2010
		As a % of		As a % of
		Total		Total
	Amount	Company(a)	Amount	Company(a)

Average yield(b)	$173	5.5%	$335	5.5%
Volume	(52)	(1.7)	(103)	(1.7)

Internal revenue growth	121	3.8	232	3.8
Acquisitions	57	1.8	105	1.7
Divestitures	(1)	—	(1)	—
Foreign currency translation	12	0.4	21	0.4

	$189	6.0%	$357	5.9%

(a)	Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,157 million and $6,092 million for the three- and six-month periods, respectively).

(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We analyze the changes in average yield in terms of related business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis:

	Period-to-Period		Period-to-Period
	Change for the		Change for the Six
	Three Months Ended		Months Ended
	June 30,		June 30,
	2011 vs. 2010		2011 vs. 2010
		As a % of		As a % of
		Related		Related
	Amount	Business(i)	Amount	Business(i)

Average yield:
Collection, landfill and transfer	$41	1.6%	$110	2.2%
Waste-to-energy disposal(ii)	2	1.7	2	0.9

Collection and disposal(ii)	43	1.6	112	2.2
Recycling commodities	74	25.1	132	23.2
Electricity(ii)	3	4.8	3	2.3
Fuel surcharges and mandated fees	53	46.9	88	41.5

Total	$173	5.5	$335	5.5

(i)	Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three and six months ended June 30, 2010 adjusted to exclude the impacts of divestitures:

	Denominator
	Three Months	Six Months
	Ended	Ended
	June 30	June 30

Related business revenues:
Collection, landfill and transfer	$2,567	$4,959
Waste-to-energy disposal	120	223

Collection and disposal	2,687	5,182
Recycling commodity	295	570
Electricity	62	128
Fuel surcharges and mandated fees	113	212

Total Company	$3,157	$6,092

(ii)	Average revenue growth from yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator Group, which are reported as “Electricity” revenues.

Our revenues increased $189 million, or 6.0%, for the three months ended June 30, 2011 as compared with the prior year period and $357 million, or 5.9%, for the six months ended June 30, 2011 as compared with the prior year period. During the three- and six-month periods, our current period revenue growth has been driven by (i) market factors, including higher recyclable commodity prices; higher diesel fuel prices, which increase revenues provided by our fuel surcharge program; and foreign currency translation, which affects revenues from our Canadian operations; (ii) revenue growth from average yield on our collection and disposal operations; and (iii) acquisitions. Offsetting these revenue increases were revenue declines due to lower volumes.

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

For the first six months of 2011, our revenue growth from yield on our collection and disposal lines of business was $112 million, or 2.2%. This increase in revenue from yield was primarily driven by our collection operations, which experienced yield growth in all lines of business and in every geographic operating Group. As discussed below, increased collection revenues due to average yield have been more than offset by revenue declines from lower collection volumes. However, revenue growth from yield on base business and our efforts toward controlling variable costs continue to favorably influence margin changes in our collection line of business.

The current quarter revenue growth from collection and disposal average yield was $43 million, or 1.6%, as compared with the prior year period. This revenue increase from yield was primarily driven by our collection operations. We also experienced yield growth from our disposal operations.

Our 1.6% increase for the three months ended June 30, 2011 is less than the 2.2% increase for the six-month period. This is due in large part to our residential line of business, in which we have experienced downward pressure on our revenue growth from yield across most of our geographic groups, most notably in our Southern Group. Because it has become increasingly difficult to retain customers and to win new contracts at current average rates due to competition, the Company, in many instances, has offered increased services, principally recycling services, when bidding on or renewing residential contracts. This bundling of certain complementary services with existing services in such residential contracts has put added pressure on our revenue growth from yield.

Our total collection and disposal revenue growth from yield has also been negatively affected during the second quarter of 2010 by other factors, primarily in our Southern Group, including the year-over-year impact of the conclusion of the oil spill clean-up project in the gulf coast region, which was generally at higher than average rates as compared with our average base business, and the negative effect of changes in the mix of our temporary and permanent customers in our industrial business, particularly in North and South Florida. Overall, we have found that increasing our revenue growth from yield in today’s market is a challenge given the reduced volume levels resulting from the economic slowdown, the increased service offerings in many of our new contracts, and the highly competitive environment. Additionally, a significant portion of our collection revenues are generated under long-term franchise agreements with municipalities or similar local or regional authorities. Price adjustments under these agreements are typically based on inflation indices, which have been at historic lows over the past two years, although recent data has trended upward. Despite this headwind, we are committed to maintaining pricing discipline in order to improve revenue growth from yield on our base business, particularly during the second half of 2011.

Revenues from our environmental fee, which are included in average revenue growth from yield on collection and disposal, were essentially flat for the three month year-over-year comparison, but increased $12 million for the six month year-over-year comparison. During the second quarter of 2010, we increased our environmental fee from 6.0% to 7.5%, which anniversaried in the second quarter of 2011. These revenues were $66 million and $129 million during the three and six months ended June 30, 2011, respectively, as compared with $66 million and $117, respectively, million in the comparable prior year periods.

Recycling commodities — Increases in the prices of the recycling commodities we process resulted in an increase in revenues of $74 million for the three months ended June 30, 2011 and $132 million for the six months ended June 30, 2011 as compared with the respective prior year periods. For the first six months of this year, overall commodity prices have increased almost 25% as compared with the first six months of last year.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, increased by $53 million and $88 million during the three and six months ended June 30, 2011, respectively. This increase is directly attributable to higher national average prices for diesel fuel that we use for our fuel surcharge program. The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — Our revenue decline due to volume was $52 million, or 1.7%, and $103 million, or 1.7%, for the three and six months ended June 30, 2011, respectively. This is a notable lessening of the rate of revenue decline due to volume from the prior year period when revenue declines due to volume were $86 million, or 2.9%, and $228 million, or 4.0%, for the three and six months ended June 30, 2010, respectively. Volume declines are generally attributable to economic conditions, pricing, competition and increasing focus on waste reduction and diversion by consumers. Additionally, the oil spill clean-up projects in the gulf coast region during the second quarter of 2010 unfavorably impacted our year-over-year volume comparison in the current period.

Volume declines from our collection business accounted for $90 million and $172 million of volume-related revenue decline for the three and six months ended June 30, 2011, respectively. For the first six months of 2011, we experienced commercial and residential collection revenue declines due to lower volume that we attribute to the overall weakness in the economy, as well as the effects of pricing, competition and diversion of waste by consumers. Our industrial collection operations continued to be affected by the current economic environment due to the construction slowdown across the United States. Lower third-party volumes in our transfer station operations also caused revenue declines in the current year period and can generally be attributed to economic conditions and the effects of pricing and competition. Additionally, we experienced revenue declines due to lower volumes at our waste-to-energy facilities, primarily driven by the expiration of a long-term electric power capacity agreement on December 31, 2010, although these declines were offset, to some extent, by volume-related revenue increases associated with an increase in tons of waste processed by our waste-to-energy plants and electricity production.

Revenue declines due to volume detailed above were offset in part by revenue increases of $37 million and $71 million for the three and six months ended June 30, 2011, respectively, primarily from year-over-year volume improvements in our recycling brokerage business and in our material recovery facilities. We also experienced volume-related revenue increases of $13 million and $24 million for the three and six months ended June 30, 2011, respectively, from our strategic growth businesses and our landfill gas-to-energy operations. Additionally, our landfill revenues increased $4 million and $9 million due to higher third-party volumes during the three and six months ended June 30, 2011, respectively, as compared with the relative prior year periods. The increase was principally due to higher special waste volumes. However, our landfill municipal solid waste volumes continued to decline during the three and six months ended June 30, 2011 as compared with the relative prior year periods due to economic conditions, increased pricing, competition and increased focus on waste reduction and diversion by consumers.

We continue to strive for positive revenue growth from volumes; however, the impacts of (i) the continued weakness of the overall economic environment on our commercial and residential businesses; (ii) increasing focus on waste reduction and diversion by consumers; and (iii) pricing and competition continue to present challenges to maintaining and growing volumes.

Acquisitions and divestitures — Revenue increases from acquisitions were principally in the collection and recycling lines of business, in our waste-to-energy line of business and in our “Other” businesses, demonstrating our current focus on identifying strategic growth opportunities in new, complementary lines of business.

Operating Expenses

Our operating expenses increased $144 million, or 7.2%, and $258 million, or 6.7%, when comparing the three and six months ended June 30, 2011 with the comparable prior-year periods, respectively. Our operating expenses as a percentage of revenues increased from 63.2% in the second quarter of 2010 to 63.9% in the current quarter, and increased from 63.6% for the six months ended June 30, 2010 to 64.1% for the six months ended June 30, 2011. The changes in our operating expenses during the three and six months ended June 30, 2011 can largely be attributed to the following:

•	Higher market prices for recyclable commodities — Overall, market prices for recyclable commodities increased almost 25% as compared with prior year levels on a year-to-date basis. The year-over-year increase is the result of the continued increase in recyclable commodity prices from the near-historic lows reached in late 2008 and early 2009. In March 2011, market prices almost attained the decade-high levels reached during the third quarter of 2008 and remained very close to this level during the second quarter. This increase in market prices was the main driver of the current quarter increase in cost of goods sold, primarily customer recycling rebates, as presented in the table below and has also resulted in increased revenues and earnings this year;

•	Fuel cost increases — On average, diesel fuel prices increased 30% from $2.94 per gallon in the first half of 2010 to $3.82 per gallon in the first half of 2011. Higher fuel costs caused increases in both our direct fuel costs and in the fuel component of our subcontractor costs for the three and six months ended June 30, 2011. The unfavorable impact of year-over-year increases in fuel prices on our operating costs was offset by increased revenues attributable to our fuel surcharge program;

•	Acquisitions and growth initiatives — We have experienced cost increases attributable to recently acquired businesses and, to a lesser extent, our various growth and business development initiatives. We estimate that these cost increases affected each of the operating cost categories identified in the table below and accounted for over 35% of our total $258 million increase in operating expenses year-to-date. The increase in costs resulting from acquired businesses was more than offset by increased revenues from acquired businesses; and

•	Volume declines — During the first half of 2011, we continued to experience volume declines as a result of the ongoing weakness of the overall economic environment, pricing, competition and increased focus on waste reduction and diversion by consumers. We continue to manage our fixed costs and reduce our variable costs as we experience volume declines and have achieved cost savings as a result. These cost decreases have benefited each of the operating cost categories identified in the table below.

The following table summarizes the major components of our operating expenses, which include the impact of foreign currency translation, for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to-		Ended		Period-to-
	June 30,		Period		June 30,		Period
	2011	2010	Change		2011	2010	Change

Labor and related benefits	$582	$567	$15	2.6%	$1,145	$1,147	$(2)	(0.2)%
Transfer and disposal costs	243	249	(6)	(2.4)	463	469	(6)	(1.3)
Maintenance and repairs	279	262	17	6.5	558	530	28	5.3
Subcontractor costs	201	195	6	3.1	381	360	21	5.8
Cost of goods sold	276	181	95	52.5	516	354	162	45.8
Fuel	166	127	39	30.7	310	244	66	27.0
Disposal and franchise fees and taxes	154	152	2	1.3	295	289	6	2.1
Landfill operating costs	64	110	(46)	(41.8)	124	175	(51)	(29.1)
Risk management	63	46	17	37.0	119	99	20	20.2
Other	112	107	5	4.7	224	210	14	6.7

	$2,140	$1,996	$144	7.2%	$4,135	$3,877	$258	6.7%

Significant year-over-year changes in our operating expenses by category are discussed below.

•	Labor and related benefits — The current quarter increase was due to higher hourly and salaried wages due to merit increases and additional employee expenses incurred from acquisitions and growth opportunities, offset in part by a decrease in bonus expense and cost savings that have been achieved in the current year as volumes have declined. On a year-to-date basis this net increase has been more than offset by (i) a prior year $28 million charge incurred by our Midwest Group as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an underfunded multiemployer pension plan; and (ii) cost savings that have been achieved in the current year as volumes have declined.

•	Maintenance and repairs — The increase was due to (i) higher costs in our geographic groups largely attributable to increased fleet maintenance costs, which include services provided by third-parties, tires, parts and internal shop labor costs; and (ii) differences in the timing and scope of planned maintenance projects at our waste-to-energy and landfill gas-to-energy facilities. The increase in expense for tires and parts reflects the world-wide increase in commodity prices. The increase in our Wheelabrator Group primarily relates to additional costs to improve our Portsmouth, Virginia waste-to-energy facility, which we acquired in April 2010.

•	Subcontractor costs — The current year increase in subcontractor costs was primarily a result of increased diesel fuel prices, recent acquisitions, our various growth and business development initiatives and additional costs associated with the servicing of our Sustainability Services customers. These increases were partially offset by the impacts of (i) additional prior year costs attributable to the oil spill clean-up projects in the gulf coast region during the second quarter; and (ii) cost savings that have been achieved in the current year as volumes have declined.

•	Cost of goods sold — The significant increase was primarily from higher customer rebates as a result of the improvement in recycling commodity pricing discussed above and, to a lesser extent, increases in the volume of materials our existing recycling facilities processed and increases resulting from recently acquired businesses.

•	Fuel — Higher direct costs for diesel fuel were due to an increase in market prices on a year-over-year basis of 30% for the six months ended June 30, 2011.

•	Landfill operating costs — The decrease in these costs during the current year was due largely to (i) the prior year recognition of charges of $39 million during the second quarter for revisions of estimates associated with remedial liabilities at two landfills that were closed prior to our acquisition of predecessor companies that operated these sites and (ii) the prior year recognition of an unfavorable adjustment of $10 million during the second quarter due to the decrease in United States Treasury rates. During the second quarter of 2010, the discount rate used to estimate the present value of our environmental remediation obligations and recovery assets decreased from 3.75% to 3.00%.

•	Risk management — The current year increase in risk management costs was primarily a result of several significant auto and general liability claims in the current year and the prior year recognition of a favorable adjustment associated with prior period claims.

•	Other — The increase in these costs during the current year was attributable, in part, to our various growth and business development initiatives and recently acquired businesses. These cost increases were offset in part by prior year costs attributable to the oil spill clean-up project in the gulf coast region during the second quarter of 2010.

Selling, General and Administrative

Our selling, general and administrative expenses increased $37 million, or 10.7%, and $68 million, or 9.8%, when comparing the three and six months ended June 30, 2011 with the comparable prior-year periods. The increases are largely due to (i) increased consulting fees of $15 million and $31 million during the three- and six-month periods, respectively, incurred during the start-up phase of new cost savings programs focusing on procurement savings and operational and back-office efficiency; (ii) increased expenses of $8 million and $12 million during the three- and six-month periods, respectively, resulting from improvements we are making to our information technology systems; (iii) increased expenses of $1 million and $7 million during the three- and six-month periods, respectively, attributable to our long-term incentive plan, or LTIP; and (iv) additional expenses, principally in labor and related benefits, incurred to support our strategic plan to grow into new markets and provide expanded service offerings, as well as merit increases. Our selling, general and administrative expenses as a percentage of revenues increased from 10.9% for the second quarter of 2010 to 11.4% for the second quarter of 2011, and increased from 11.4% for the six months ended June 30, 2010 to 11.8% for the six months ended June 30, 2011.

The following table summarizes the major components of our selling, general and administrative expenses for the three-and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to-		Ended		Period-to-
	June 30,		Period		June 30,		Period
	2011	2010	Change		2011	2010	Change

Labor and related benefits	$217	$202	$15	7.4%	$443	$410	$33	8.0%
Professional fees	53	41	12	29.3	107	83	24	28.9
Provision for bad debts	8	10	(2)	(20.0)	17	22	(5)	(22.7)
Other	104	92	12	13.0	197	181	16	8.8

	$382	$345	$37	10.7%	$764	$696	$68	9.8%

Labor and related benefits — In 2011, our labor and related benefits expenses increased primarily due to (i) higher compensation costs due to an increase in headcount driven by our strategic growth plans and optimization initiatives; (ii) higher salaries and hourly wages due to merit increases; and (iii) higher non-cash compensation expenses incurred for our salary deferral plan, the costs of which are directly affected by equity-market conditions, and both our performance share units and our stock option equity awards granted under our LTIP during the first six months of 2011. Similar to the awards granted during 2010, the stock option equity awards that were granted in the first quarter of 2011 provide for continued vesting for three years following an employee’s retirement. Because retirement-eligible employees are not required to provide any future service to vest in these awards, we recognized all of the compensation expense associated with their awards immediately. The increase in these costs in 2011 is attributable to a significant increase in the number of stock option awards granted in 2011 over those granted in 2010, and an increase in the number of retirement-eligible employees receiving those awards. The increase in the number of stock option awards granted in 2011 was driven in part by a change in the composition of our 2011 annual LTIP award grant compared with our 2010 annual LTIP award grant to utilize stock options to a greater extent and to reduce the amount of performance share units awarded.

These increases were offset, in part, by lower bonus expense in 2011 because our projected performance against targets established by our annual incentive plans is anticipated to be less favorable in 2011 as compared with the prior year.

Professional fees — In 2011, our professional fees increased due to increased consulting fees primarily associated with our new cost savings programs focusing on procurement savings and operational and back-office efficiency. We expect these fees to decrease significantly during the second half of 2011 and we expect to begin to see the associated benefits of these programs in the third quarter of 2011 and expect the benefits to accelerate into future quarters. This increase in consulting fees was slightly offset by (i) a reduction in legal fees associated primarily with the lawsuit related to the abandonment of revenue management software, which was settled in the second quarter of 2010, and (ii) lower costs during 2011 as compared with 2010 related to the expansion of our waste-to-energy business in China, Europe and the United States.

Provision for bad debts — The reduction in our provision for bad debts for the three and six months ended June 30, 2011 reflects management’s continued focus on the collection of our receivables.

Other — We experienced expense increases from litigation settlements and accruals, improvements we are making to our information technology systems and advertising related to our sales and marketing initiatives.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to-		Ended		Period-to-
	June 30,		Period		June 30,		Period
	2011	2010	Change		2011	2010	Change

Depreciation of tangible property and equipment	$200	$197	$3	1.5%	$399	$391	$8	2.0%
Amortization of landfill airspace	108	102	6	5.9	197	189	8	4.2
Amortization of intangible assets	11	10	1	10.0	22	20	2	10.0

	$319	$309	$10	3.2%	$618	$600	$18	3.0%

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

We filed a lawsuit in March 2008 related to the revenue management software implementation that was suspended in 2007 and abandoned in 2009. Accordingly, in 2009, we recognized a non-cash charge of $51 million for the abandonment of the licensed software. In April 2010, we settled the lawsuit and received a one-time cash payment. The settlement increased our “Income from operations” for the three and six months ended June 30, 2010 by $77 million.

Income from Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to-		Ended		Period-to-
	June 30,		Period		June 30,		Period
	2011	2010	Change		2011	2010	Change

Reportable segments:
Eastern	$141	$143	$(2)	(1.4)%	$261	$252	$9	3.6%
Midwest	156	141	15	10.6	285	223	62	27.8
Southern	193	206	(13)	(6.3)	385	406	(21)	(5.2)
Western	142	141	1	0.7	282	270	12	4.4
Wheelabrator	42	47	(5)	(10.6)	55	83	(28)	(33.7)
Other	(21)	(26)	5	(19.2)	(35)	(55)	20	(36.4)

	653	652	1	0.2	1,233	1,179	54	4.6
Corporate and Other	(147)	(66)	(81)	122.7	(300)	(181)	(119)	65.7

Total	$506	$586	$(80)	(13.7)%	$933	$998	$(65)	(6.5)%

Reportable Segments — During the three and six months ended June 30, 2011, the results of operations of each of our geographic Groups improved on a year-over-year basis as a result of revenue growth from yield on our base business and the significant year-over-year improvement in market prices for recyclable commodities. These increases in our geographic Groups’ 2011 results were offset, in part, by (i) a decrease in income from operations caused by continued volume declines due to the economy, pricing, competition and increasing focus on waste reduction and diversion by consumers; (ii) an increase in salaries and wages due to annual merit increases effective in April and (iii) an increase in maintenance and repairs expenses. The second quarter year-over-year decline in our Southern Group’s results was principally driven by these items.

Other significant items affecting the comparability of our Groups’ results of operations for the three and six months ended June 30, 2011 and 2010 are summarized below:

Midwest — The income from operations of our Midwest Group for the six months ended June 30, 2010 was significantly affected by the recognition of a $28 million charge in March 2010 as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an underfunded multiemployer pension plan.

Southern — During the first quarter of 2011, the Group recognized a charge of $11 million related to litigation reserves. This charge was initially recognized in “Other” during the fourth quarter 2010. The Group’s operating results were also negatively affected by the volume decline previously discussed, which includes the unfavorable year-over-year impact of 2010 project volumes resulting from oil spill clean-up project in the gulf coast region.

Wheelabrator — The decrease in income from operations of our Wheelabrator Group for the three and six months ended June 30, 2011 as compared to the respective prior year periods was driven largely by (i) lower revenues due to the expiration of a long-term electric power capacity agreement on December 31, 2010; (ii) an increase in maintenance expense at our facility in Portsmouth, Virginia that we acquired in April 2010 and (iii) additional expenses recognized for litigation reserves and associated compliance costs. A portion of the expenses for litigation reserves and associated costs were initially recognized in “Other” during the fourth quarter of 2010. During the second quarter of 2011, the impact of these unfavorable items was partially offset by the benefit of an improvement in market prices for electricity and the timing of planned maintenance activities as compared with the prior year.

Significant items affecting the comparability of the remaining components of our results of operations for the three and six months ended June 30, 2011 and 2010 are summarized below:

Other — The favorable change in operating results during the six months ended June 30, 2011 is largely due to (i) certain year-end adjustments recorded in consolidation related to our reportable segments that were not included in the measure of segment income from operations used to assess their performance for the periods disclosed and (ii) a similar adjustment recorded in the current period to reduce bonus expense based on our projected performance against targets established by our annual incentive plans. The year-end adjustments were charged to the appropriate reportable segment in the current year and were primarily related to $15 million of additional expense recognized during the fourth quarter of 2010 for litigation reserves and associated costs in the Southern and Wheelabrator Groups. The current period adjustment will be charged to the appropriate reportable segment in the third quarter of 2011.

Corporate and Other — The change in expenses for the three and six months ended June 30, 2011 as compared with prior year is largely attributable to the following significant items:

•	the prior year benefit of $77 million resulting from a litigation settlement that occurred in April 2010;

•	the current year increase in “Selling, general and administrative” expenses as a result of cost increases attributable to (i) consulting fees related to start-up costs related to our new cost savings programs focusing on procurement savings and operational and back-office efficiency and (ii) additional compensation expense due to transfers of certain field sales organization employees to the Corporate sales organization, annual salary and wage increases, headcount increases to support the Company’s strategic initiatives, and an increase in costs attributable to our LTIP;

•	the current quarter and year-to-date increases in risk management costs, primarily a result of (i) several significant auto and general liability claims and (ii) the recognition of a favorable adjustment in the second quarter of 2010 associated with prior period claims;

•	the prior year recognition of charges of $39 million during the first half of 2010 for revisions in the estimated costs of our remedial liabilities at certain closed landfills; and

•	the prior year recognition of an unfavorable adjustment of $10 million due to the decrease in United States Treasury rates. During the second quarter of 2010, the discount rate used to estimate the present value of our environmental remediation obligations and recovery assets decreased from 3.75% to 3.00%.

Renewable Energy Operations

We have extracted value from the waste streams we manage for years, and we are focusing on increasing our ability to do so, particularly in the field of clean and renewable energy. Most significantly, our current operations produce renewable energy through the waste-to-energy facilities that are managed by our Wheelabrator Group and our landfill gas-to-energy operations. We are actively seeking opportunities to enhance our existing renewable energy service offerings to effectively respond to the shifting demands of consumers and be a leader in environmental stewardship.

We are disclosing the following supplemental information related to the operating results of our renewable energy operations for the three and six months ended June 30, 2011 and 2010 (in millions) because we believe that it provides information related to the significance of our current renewable energy operations, the profitability of these operations, and the costs we are incurring to develop these operations. Although our Wheelabrator Group’s income from operations has declined year-over-year, we continue to make progress in the area of renewable energy.

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
		Landfill	Growth			Landfill	Growth
	Wheelabrator	Gas-to-Energy(a)	Opportunities(b)	Total	Wheelabrator	Gas-to-Energy(a)	Opportunities(b)	Total

Operating revenues (including intercompany)	$226	$34	$—	$260	$436	$69	$—	$505

Costs and expenses:
Operating	142	15	1	158	298	29	1	328
Selling, general & administrative	25	1	1	27	50	2	2	54
Depreciation and amortization	17	5	—	22	33	13	—	46

	184	21	2	207	381	44	3	428

Income (loss) from operations	$42	$13	$(2)	$53	$55	$25	$(3)	$77

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
		Landfill	Growth			Landfill	Growth
	Wheelabrator	Gas-to-Energy(a)	Opportunities(b)	Total	Wheelabrator	Gas-to-Energy(a)	Opportunities(b)	Total

Operating revenues (including intercompany)	$217	$31	$—	$248	$423	$59	$—	$482

Costs and expenses:
Operating	129	11	—	140	262	22	1	285
Selling, general & administrative	26	1	—	27	48	2	1	51
Depreciation and amortization	15	6	—	21	30	11	—	41

	170	18	—	188	340	35	2	377

Income (loss) from operations	$47	$13	$—	$60	$83	$24	$(2)	$105

(a)	Our landfill gas-to-energy business focuses on generating a renewable energy source from the methane that is produced as waste decomposes. The operating results include the revenues and expenses of landfill gas-to-energy plants that we own and operate, as well as revenues generated from the sale of landfill gas to third-party owner/operators. The operating results of our landfill gas-to-energy business are included within our geographic reportable segments and “Other.”

(b)	Includes businesses and entities we have acquired or invested in through our organic growth group’s business development efforts. These businesses include a landfill gas-to-LNG facility; landfill gas-to-diesel fuels technologies; organic waste streams-to-fuels technologies; and other engineered fuels technologies. The operating results of our growth opportunities are included within “Other” in our assessment of our income from operations by segment.

Interest Expense

Our interest expense was $119 million and $240 million during the three and six months ended June 30, 2011 compared with $116 million and $228 million during the three and six months ended June 30, 2010. The $12 million, or 5.3%, increase in interest expense for the six-month period is primarily due to (i) higher costs related to our revolving credit facility and (ii) a decrease in the benefits to interest expense provided by interest rate swaps due to the scheduled maturity of various positions. The year-over-year increase in interest expense was less significant in the second quarter of 2011 than the first quarter of 2011 because we amended and restated our revolving credit facility in May 2011, significantly reducing the cost of the facility.

Equity in Net Losses of Unconsolidated Entities

Beginning in April 2010, our “Equity in net losses of unconsolidated entities” has been primarily related to our noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties, as well as (i) unconsolidated trusts for final capping, closure, post-closure or environmental obligations and (ii) noncontrolling investments made to support our strategic initiatives. In January 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 12 to the Condensed Consolidated Financial Statements for more information related to these investments.

Provision for Income Taxes

We recorded a provision for income taxes of $131 million during the second quarter of 2011, representing an effective income tax rate of 34.5%, compared with a provision for income taxes of $206 million during the second quarter of 2010, representing an effective income tax rate of 44.2%. Our effective income tax rate for the first half of 2011 was 35.1% compared with 41.2% for the first half of 2010. The combination of decreased pre-tax income along with an increase in federal tax credits led to our overall reduction in our provision for income taxes. In addition, in the second quarter of 2010 we recorded an increase in our state deferred income taxes to reflect the impact of changes in the estimated income tax rate at which temporary differences would be realized.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes by $11 million and $4 million, respectively, for the three months ended June 30, 2011 and by $18 million and $7 million, respectively, for the six months ended June 30, 2011. Our tax provision for the three and six months ended June 30, 2010, was reduced by $11 million as a result of our investment in low-income housing properties. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, signed into law on December 17, 2010, included an extension of the bonus depreciation allowance through the end of 2012 and increased the amount of qualifying capital expenditures that can be depreciated immediately from 50 percent to 100 percent. The 100 percent depreciation deduction applies to qualifying property placed in service from September 8, 2010 through December 31, 2011. The acceleration of deductions on 2011 capital expenditures resulting from the bonus depreciation provision will have no impact on our effective tax rate. However, the ability to accelerate depreciation deductions is expected to decrease our 2011 cash taxes by approximately $190 million. Taking the accelerated tax depreciation will result in increased cash taxes in future periods when the accelerated deductions for these capital expenditures would have otherwise been taken.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $13 million and $23 million for the three and six months ended June 30, 2011 and $12 million and $22 million for the three and six months ended June 30, 2010. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator Group. Refer to Note 12 to the Condensed Consolidated Financial Statements for information related to the consolidation of these variable interest entities.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of June 30, 2011 and December 31, 2010 (dollars in millions):

	June 30,	December 31,
	2011	2010

Cash and cash equivalents	$371	$539

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$120	$120
Tax-exempt bond funds	5	14
Other	12	12

Total restricted trust and escrow accounts	$137	$146

Debt:
Current portion	$198	$233
Long-term portion	8,839	8,674

Total debt	$9,037	$8,907

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$85	$79

As of June 30, 2011, we had $321 million of debt maturing within twelve months, including U.S. $144 million under our Canadian credit facility. The amount reported as the current portion of long-term debt as of June 30, 2011 excludes $123 million of these scheduled repayments because we have the intent and ability to refinance portions of our current maturities on a long-term basis.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six-month periods ended June 30 (in millions):

	Six Months
	Ended
	June 30,
	2011	2010

Net cash provided by operating activities	$1,078	$976

Net cash used in investing activities	$(824)	$(823)

Net cash used in financing activities	$(425)	$(123)

Net Cash Provided by Operating Activities — We generated $1,078 million of cash flows from operating activities during the six-month period ended June 30, 2011, compared with $976 million during the six-month period ended June 30, 2010. The $102 million increase year-over-year was primarily driven by the items summarized below:

•	Decreased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $171 million lower on a year-over-year basis. This decrease was due in part to the extension of the bonus depreciation allowance. The ability to accelerate depreciation deductions is expected to decrease our full year 2011 cash taxes by $190 million.

•	Litigation Settlement — The year-over-year unfavorable comparison as a result of a $77 million litigation settlement in April 2010.

•	Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was favorably impacted in 2011 by changes in our working capital accounts. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable changes, which are affected by both cost changes and timing of payments.

Net Cash Used in Investing Activities  — The most significant items included in our investing cash flows for the six-month periods ended June 30, 2011 and 2010 are summarized below:

•	Capital expenditures — We used $596 million during the first half of 2011 for capital expenditures compared with $475 million in the first half of 2010, an increase of $121 million. The increase can generally be attributed to timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $206 million of our fourth quarter 2010 spending was paid in cash in the first quarter of 2011 compared with approximately $145 million of our fourth quarter 2009 spending that was paid in the first quarter of 2010.

•	Acquisitions — Our spending on acquisitions was $237 million in the first half of 2010 compared with $157 million in the first half of 2011. We continue to focus on accretive acquisitions and growth opportunities that will contribute to improved future results of operations and enhance and expand our existing service offerings.

•	Investments in unconsolidated entities — We made $91 million of cash investments in unconsolidated entities during the first half of 2011. These investments included a $48 million payment made to acquire a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility in North Dakota and $43 million of investments, primarily related to furthering our goal of growing into new markets by investing in greener technologies.

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

Net Cash Used in Financing Activities — During the six months ended June 30, 2011, net cash used in financing activities was $425 million, compared with $123 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the six-month periods ended June 30, 2011 and 2010 are summarized below:

•	Debt borrowings and repayments — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Six Months
	Ended
	June 30,
	2011	2010

Borrowings:
Canadian credit facility	$—	$114
Senior notes	396	592
Capital leases and other debt	8	—

	$404	$706

Repayments:
Canadian credit facility	$(77)	$(123)
Senior notes	(147)	—
Tax exempt bonds	(30)	(52)
Tax exempt project bonds	(25)	—
Capital leases and other debt	(35)	(38)

	$(314)	$(213)

Net borrowings	$90	$493

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•	Share repurchases and dividend payments — We repurchased 4.7 million shares of our common stock for $176 million during the first half of 2011, of which approximately $8 million was paid in July 2011 compared with 9.0 million shares of our common stock for $298 million during the first half of 2010, of which approximately $12 million was paid in July 2010.

We paid $323 million in cash dividends in the first half of 2011 compared with $305 million in the first half of 2010. The increase in dividend payments is due to our quarterly per share dividends declared increasing from $0.315 in 2010 to $0.34 in 2011, partially offset by a reduction in the number of our outstanding shares as a result of our share repurchase program.

Share repurchases during the remainder of 2011 will be made at the discretion of management, as approved by the Board of Directors in December 2010, and all actual future dividends must first be declared by the Board of Directors at its discretion, with all decisions dependent on various factors, including our net earnings, financial condition, cash required for future acquisitions and investments, and other factors deemed relevant.

•	Other — Net cash used for our other financing activities was $17 million during the first six months of 2010 (including $13 million of financing costs paid to execute our $2.0 billion revolving credit facility) compared with $44 million during the first six months of 2011 (including $7 million of financing costs paid to amend and restate our $2.0 billion revolving credit facility). In 2011, the use of cash was driven by changes in our accrued liabilities for checks written in excess of related cash balances due to the timing of cash deposits or payments.

Liquidity Impacts of Uncertain Tax Positions

We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheet because the we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that approximately $6 million of liabilities for unrecognized tax benefits, including accrued interest, and $2 million of related deferred tax assets may be reversed within the next twelve months. The anticipated reversals are related to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 8 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2011 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Seasonal Trends

Our operating revenues normally tend to be somewhat higher in the summer months, primarily due to the traditional seasonal increase in the volume of construction and demolition waste. Historically, the volumes of industrial and residential waste in certain regions where we operate have tended to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

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

Inflation

A significant portion of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. These indices have been at historic lows over the past two years, although recent data has trended upward. We believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks as of June 30, 2011, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes common stock repurchases made during the second quarter of 2011:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

April 1 — 30	695,854	$37.99	695,854	$481 Million
May 1 — 31	785,510	$38.80	785,510	$450 Million
June 1 — 30(c)	1,378,287	$37.04	1,378,287	$399 Million

Total	2,859,651	$37.75	2,859,651

(a)	This amount represents the weighted average price paid per share and includes a per-share commission paid for all repurchases.

(b)	The approximate maximum dollar value of shares that may yet be purchased under the program is not necessarily an indication of the amount we intend to repurchase during the remainder of the year.

(c)	The amounts reported include 202,673 shares repurchased for an aggregate of approximately $8 million that were initiated in June, but settled in cash in July.

Item 6.	Exhibits.

Exhibit No.			Description

3.2		—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 24, 2011].
10.1		—	$2 Billion Amended and Restated Revolving Credit Agreement dated as of May 9, 2011 by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Barclays Capital, as Syndication Agents, Deutsche Bank Securities Inc. and The Royal Bank of Scotland PLC, as Documentation Agents, BNP Paribas and Citibank, N.A., as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Barclays Capital, as Joint Lead Arrangers and Book Managers.
10.2		—	Resignation Agreement by and between the Company and Michael Jay Romans dated June 14, 2011.
31.1		—	Certification Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.
31.2		—	Certification Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended, of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
32.1		—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.
32.2		—	Certification Pursuant to 18 U.S.C. §1350 of Robert G. Simpson, Senior Vice President and Chief Financial Officer.
101	.INS	—	XBRL Instance Document.
101	.SCH	—	XBRL Taxonomy Extension Schema Document.
101	.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.
101	.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: July 28, 2011