Form 10-Q
period 2011-09-30
WASTE MANAGEMENT INC
filed 2011-10-27
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 21, 2011 was 460,330,016 (excluding treasury shares of 169,952,445).

PART I.
Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EX-4.1
EX-4.2
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$282	$539
Accounts receivable, net of allowance for doubtful accounts of $31 and $26, respectively	1,686	1,510
Other receivables	113	146
Parts and supplies	142	130
Deferred income taxes	43	40
Other assets	153	117

Total current assets	2,419	2,482
Property and equipment, net of accumulated depreciation and amortization of $15,107 and $14,690, respectively	11,911	11,868
Goodwill	6,104	5,726
Other intangible assets, net	397	295
Other assets	1,221	1,105

Total assets	$22,052	$21,476

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$676	$692
Accrued liabilities	1,153	1,100
Deferred revenues	473	460
Current portion of long-term debt	225	233

Total current liabilities	2,527	2,485
Long-term debt, less current portion	9,388	8,674
Deferred income taxes	1,695	1,662
Landfill and environmental remediation liabilities	1,447	1,402
Other liabilities	710	662

Total liabilities	15,767	14,885

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,553	4,528
Retained earnings	6,613	6,400
Accumulated other comprehensive income	144	230
Treasury stock at cost, 169,078,749 and 155,235,711 shares, respectively	(5,368)	(4,904)

Total Waste Management, Inc. stockholders’ equity	5,948	6,260
Noncontrolling interests	337	331

Total equity	6,285	6,591

Total liabilities and equity	$22,052	$21,476

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Operating revenues	$3,522	$3,235	$9,972	$9,328

Costs and expenses:
Operating	2,261	2,006	6,396	5,883
Selling, general and administrative	380	369	1,144	1,065
Depreciation and amortization	317	317	935	917
Restructuring	15	—	15	(1)
(Income) expense from divestitures, asset impairments and unusual items	6	(1)	6	(78)

	2,979	2,691	8,496	7,786

Income from operations	543	544	1,476	1,542

Other income (expense):
Interest expense	(118)	(126)	(358)	(354)
Interest income	1	1	6	3
Equity in net losses of unconsolidated entities	(7)	(8)	(20)	(16)
Other, net	2	—	4	2

	(122)	(133)	(368)	(365)

Income before income taxes	421	411	1,108	1,177
Provision for income taxes	136	153	377	469

Consolidated net income	285	258	731	708
Less: Net income attributable to noncontrolling interests	13	14	36	36

Net income attributable to Waste Management, Inc.	$272	$244	$695	$672

Basic earnings per common share	$0.58	$0.51	$1.47	$1.40

Diluted earnings per common share	$0.58	$0.51	$1.46	$1.39

Cash dividends declared per common share	$0.34	$0.315	$1.02	$0.945

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months
	Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Consolidated net income	$731	$708
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	935	917
Deferred income tax provision	48	95
Interest accretion on landfill liabilities	62	61
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	21	17
Provision for bad debts	29	29
Equity-based compensation expense	38	28
Net gain on disposal of assets	(13)	(16)
Excess tax benefits associated with equity-based transactions	(7)	(4)
Effect of (income) expense from divestitures, asset impairments and unusual items	6	(1)
Equity in net losses of unconsolidated entities, net of dividends	20	14
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(146)	(159)
Other current assets	(25)	38
Other assets	35	(4)
Accounts payable and accrued liabilities	96	(62)
Deferred revenues and other liabilities	(93)	(8)

Net cash provided by operating activities	1,737	1,653

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(645)	(343)
Capital expenditures	(909)	(737)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	22	36
Net receipts from restricted trust and escrow accounts	74	36
Investments in unconsolidated entities	(92)	(162)
Other	15	(5)

Net cash used in investing activities	(1,535)	(1,175)

Cash flows from financing activities:
New borrowings	1,001	775
Debt repayments	(425)	(932)
Common stock repurchases	(528)	(443)
Cash dividends	(481)	(454)
Exercise of common stock options	40	28
Excess tax benefits associated with equity-based transactions	7	4
Distributions paid to noncontrolling interests	(30)	(30)
Other	(43)	(17)

Net cash used in financing activities	(459)	(1,069)

Effect of exchange rate changes on cash and cash equivalents	—	1

Decrease in cash and cash equivalents	(257)	(590)
Cash and cash equivalents at beginning of period	539	1,140

Cash and cash equivalents at end of period	$282	$550

See notes to the Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In millions, except shares in thousands)
(Unaudited)

	Waste Management, Inc. Stockholders’ Equity
							Accumulated
							Other
					Additional		Comprehensive
		Comprehensive	Common Stock		Paid-In	Retained	Income	Treasury Stock		Noncontrolling
	Total	Income	Shares	Amounts	Capital	Earnings	(Loss)	Shares	Amounts	Interests

Balance, December 31, 2010	$6,591		630,282	$6	$4,528	$6,400	$230	(155,236)	$(4,904)	$331
Comprehensive Income:
Consolidated net income	731	$731	—	—	—	695	—	—	—	36
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $16	(25)	(25)	—	—	—	—	(25)	—	—	—
Realized gains on derivative instruments reclassified into earnings, net of taxes of $6	(9)	(9)	—	—	—	—	(9)	—	—	—
Unrealized losses on marketable securities, net of taxes of $3	(4)	(4)	—	—	—	—	(4)	—	—	—
Foreign currency translation adjustments	(46)	(46)	—	—	—	—	(46)	—	—	—
Change in funded status of post-retirement benefit obligations, net of taxes of $1	(2)	(2)	—	—	—	—	(2)	—	—	—

Other comprehensive income (loss)	(86)	(86)

Comprehensive income	645	$645

Cash dividends declared	(481)		—	—	—	(481)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	106		—	—	25	(1)	—	2,572	82	—
Common stock repurchases	(546)		—	—	—	—	—	(16,424)	(546)	—
Distributions paid to noncontrolling interests	(30)		—	—	—	—	—	—	—	(30)
Other	—		—	—	—	—	—	9	—	—

Balance, September 30, 2011	$6,285		630,282	$6	$4,553	$6,613	$144	(169,079)	$(5,368)	$337

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

We manage and evaluate our principal operations through five Groups. Our four geographic operating Groups, which are comprised of our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our five Groups, including the operations of Oakleaf Global Holdings (“Oakleaf”) acquired on July 28, 2011, which are presented in this report as “Other.” Additional information related to our segments and to our acquisition of Oakleaf can be found in Note 9 and in Note 10, respectively.

The Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2011			December 31, 2010
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total

Current (in accrued liabilities)	$105	$45	$150	$105	$43	$148
Long-term	1,207	240	1,447	1,161	241	1,402

	$1,312	$285	$1,597	$1,266	$284	$1,550

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2010 and the nine months ended September 30, 2011 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation

December 31, 2009	$1,267	$256
Obligations incurred and capitalized	47	—
Obligations settled	(86)	(36)
Interest accretion	82	5
Revisions in cost estimates and interest rate assumptions	(49)	61
Acquisitions, divestitures and other adjustments	5	(2)

December 31, 2010	1,266	284
Obligations incurred and capitalized	36	—
Obligations settled	(56)	(25)
Interest accretion	62	5
Revisions in cost estimates and interest rate assumptions(a)	4	22
Acquisitions, divestitures and other adjustments	—	(1)

September 30, 2011	$1,312	$285

(a)	The revisions in estimates and interest rate assumptions associated with our environmental remediation liabilities were primarily related to the impact of changes in the risk-free discount rate used to measure the liabilities. As of December 31, 2010, we used a risk-free discount rate for these obligations of 3.5%. The applicable rate decreased to 2.0% effective September 30, 2011. For the three and nine months ended September 30, 2011, this change in the risk-free discount rate resulted in an increase of $25 million to our environmental remediation liabilities and a corresponding increase to “Operating” expenses. This charge was partially offset by a $9 million favorable revision to an environmental remediation liability at a closed site based on the estimated cost of the remediation alternative selected by the EPA.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of trust funds and escrow accounts for which we are the sole beneficiary was $121 million at September 30, 2011 and is included in long-term “Other assets” in our Condensed Consolidated Balance Sheet. Our portion of the trusts that have been established for the benefit of both the Company and the host community in which we operate had an aggregate carrying value of $108 million at September 30, 2011 and are recorded in “Other receivables” and as long-term “Other assets” in our Condensed Consolidated Balance Sheet. See Note 14 for additional information related to these trusts.

3.	Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2011:

	September 30,	December 31,
	2011	2010

Revolving credit facility	$—	$—
Letter of credit facilities	—	—
Canadian credit facility (weighted average effective interest rate of 2.3% at September 30, 2011 and 2.2% at December 31, 2010)	133	212
Senior notes and debentures, maturing through 2039, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 6.0% at September 30, 2011 and 6.5% at December 31, 2010)	6,233	5,452
Tax-exempt bonds, maturing through 2041, fixed and variable interest rates ranging from 0.2% to 7.4% (weighted average interest rate of 3.0% at September 30, 2011 and 3.1% at December 31, 2010)	2,751	2,696
Tax-exempt project bonds, maturing through 2029, fixed and variable interest rates ranging from 0.2% to 3.4% (weighted average interest rate of 1.4% at September 30, 2011 and 2.5% at December 31, 2010)	86	116
Capital leases and other, maturing through 2050, interest rates up to 12%	410	431

	9,613	8,907
Current portion of long-term debt	225	233

	$9,388	$8,674

Debt Classification

As of September 30, 2011, we had $348 million of debt maturing within the next twelve months, including U.S. $133 million under our Canadian credit facility. We have classified $123 million of these borrowings as long-term as of September 30, 2011 based on our intent and ability to refinance these borrowings on a long-term basis.

Debt Borrowings and Repayments

The significant changes in our debt balances from December 31, 2010 to September 30, 2011 are related to the following:

Canadian credit facility — The decrease in the carrying value is primarily due to $77 million of debt repayments during the nine months ended September 30, 2011.

Senior notes — In February 2011, we issued $400 million of 4.60% senior notes due March 2021. The net proceeds from the debt issuance were $396 million. We used a portion of the proceeds to repay $147 million of 7.65% senior notes that matured in March 2011. In August 2011, we issued $500 million of 2.60% senior notes due

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 2016. The net proceeds from the debt issuance were $497 million. A portion of the proceeds was used to repay the $100 million borrowing under our $2.0 billion revolving credit facility incurred in connection with our acquisition of Oakleaf, which is discussed below.

Tax-exempt bonds — We issued $80 million of tax-exempt bonds during the nine months ended September 30, 2011. The proceeds from the issuance of the bonds were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised. Accordingly, the restricted funds provided by these financing activities have not been included in “New borrowings” in our Condensed Consolidated Statement of Cash Flows. During the nine months ended September 30, 2011, we repaid $25 million of our tax-exempt bonds with available cash.

Tax-exempt project bonds — We repaid $30 million of tax-exempt project bonds with available cash during the nine months ended September 30, 2011.

Capital leases and other — The decrease in our capital leases and other debt obligations is primarily due to the repayment of various borrowings upon their scheduled maturities.

Revolving Credit and Letter of Credit Facilities

As of September 30, 2011, we had an aggregate committed capacity of $2.5 billion for letters of credit under various credit facilities. In May 2011, we amended and restated our $2.0 billion revolving credit facility as a result of changes in market conditions, which significantly reduced the cost of the facility. We also extended the term through May 2016. Our revolving credit facility is our primary source of letter of credit capacity. Our remaining letter of credit capacity is provided under facilities with terms that extend from June 2013 to June 2015. As of September 30, 2011, we had an aggregate of $1.5 billion of letters of credit outstanding under various credit facilities. Approximately $1.0 billion of these letters of credit have been issued under our revolving credit facility. During the third quarter of 2011, we borrowed $100 million under our revolving credit facility in connection with our acquisition of Oakleaf. These borrowings were repaid with proceeds from our August 2011 issuance of senior notes. See Note 10 for additional information related to this acquisition. There were no outstanding borrowings under these credit facilities as of September 30, 2011.

4.	Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

		September 30,	December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2011	2010

Interest rate contracts	Current other assets	$—	$1
Electricity commodity contracts	Current other assets	1	—
Interest rate contracts	Long-term other assets	75	37
Foreign exchange contracts	Long-term other assets	8	—

Total derivative assets		$84	$38

Interest rate contracts	Current accrued liabilities	$—	$11
Electricity commodity contracts	Current accrued liabilities	1	1
Interest rate contracts	Long-term accrued liabilities	68	13
Foreign exchange contracts	Long-term accrued liabilities	—	3

Total derivative liabilities		$69	$28

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have not offset fair value amounts recognized for our derivative instruments. For information related to the methods used to measure our derivative assets and liabilities at fair value, refer to Note 13.

Interest Rate Derivatives

Interest Rate Swaps

We use interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of September 30, 2011, we had approximately $6.1 billion in fixed-rate senior notes outstanding compared with $5.4 billion as of December 31, 2010. As of September 30, 2011, the interest payments on $1 billion, or 16%, of these senior notes have been swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates, compared with $500 million, or 9%, as of December 31, 2010. The increase in the notional amount of our interest rate swaps from December 31, 2010 to September 30, 2011 was due to the execution of $600 million of interest rate swaps in March 2011 partially offset by the scheduled maturity of $100 million of interest rate swaps in March 2011.

We have designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts has increased the carrying value of our debt instruments by $108 million as of September 30, 2011 and $79 million as of December 31, 2010.

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

Three Months	Statement of Operations	Gain (Loss) on	Gain (Loss) on
Ended September 30,	Classification	Swap	Fixed-Rate Debt

2011	Interest expense	$25	$(25)
2010	Interest expense	$10	$(10)

Nine Months	Statement of Operations	Gain (Loss) on	Gain (Loss) on
Ended September 30,	Classification	Swap	Fixed-Rate Debt

2011	Interest expense	$37	$(37)
2010	Interest expense	$24	$(24)

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Decrease to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	2011	2010	2011	2010

Periodic settlements of active swap agreements(a)	$7	$6	$18	$24
Terminated swap agreements	2	4	8	15

	$9	$10	$26	$39

(a)	These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations are based on a spread from the three-month LIBOR.

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

During the first quarter of 2011, $150 million of these forward-starting interest rate swaps were terminated contemporaneously with the actual issuance of senior notes in February 2011, and we paid cash of $9 million to settle the liability related to these swap agreements. The ineffectiveness recognized upon termination of the hedges was immaterial and the related deferred loss continues to be recognized as a component of “Accumulated other comprehensive income.” The deferred loss is being amortized as an increase to interest expense over the ten-year life of the senior notes issued in February 2011 using the effective interest method. The incremental interest expense associated with these forward-starting interest rate swaps was immaterial during the three and nine months ended September 30, 2011. As of September 30, 2011, the amount scheduled to be reclassified as an increase to interest expense over the next twelve months is immaterial.

The forward-starting interest rate swaps outstanding as of September 30, 2011 relate to anticipated debt issuances in November 2012 and March 2014. As of September 30, 2011, the fair value of these active interest rate derivatives was comprised of $68 million of long-term liabilities compared with $13 million of long-term liabilities as of December 31, 2010.

We recognized pre-tax and after-tax losses of $46 million and $28 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended September 30, 2011 and $53 million and $33 million, respectively, during the nine months ended September 30, 2011. We recognized pre-tax and after-tax losses of $22 million and $13 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended September 30, 2010 and $68 million and $41 million, respectively, during the nine months ended September 30, 2010. There was no significant ineffectiveness associated with these hedges during the three and nine months ended September 30, 2011 or 2010.

Treasury Rate Locks

In prior years, we used Treasury rate locks to secure underlying interest rates in anticipation of senior note issuances. These cash flow hedging agreements resulted in deferred losses, net of taxes, of $13 million at September 30, 2011 and $16 million at December 31, 2010, which are included in “Accumulated other comprehensive income.” These deferred losses are reclassified as an increase to interest expense over the life of the related senior note issuances, which extend through 2032. Pre-tax and after-tax amounts of $2 million and $1 million, respectively, for the three-month periods ended September 30, 2011 and September 30, 2010, and pre-tax and after-tax amounts of $6 million and $3 million, respectively, for the nine-month periods ended September 30, 2011 and September 30, 2010, were reclassified out of accumulated other comprehensive income and into interest expense. As of September 30, 2011, $7 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

Credit-Risk-Related Contingent Features

Certain of our interest rate derivative instruments contain provisions related to the Company’s credit rating. If the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of September 30, 2011, we had not experienced any credit events that would trigger these provisions, nor did we have any derivative instruments with credit-risk-related contingent features that were in a net liability position.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Waste Management Holdings, Inc., a wholly-owned subsidiary (“WM Holdings”), and its Canadian subsidiaries. As of September 30, 2011, we had foreign currency forward contracts outstanding for all of the anticipated cash flows associated with a debt arrangement between these wholly-owned subsidiaries. The hedged cash flows include C$370 million of principal, which is scheduled for payment on October 31, 2013, and interest payments scheduled as follows: C$10 million on November 30, 2011, C$11 million on November 30, 2012 and C$10 million on October 31, 2013. We designated our foreign currency derivatives as cash flow hedges.

Gains or losses on the underlying hedged items attributable to foreign currency exchange risk are recognized in current earnings. The gains or losses on our foreign currency forward contracts that are reclassified out of accumulated other comprehensive income are recognized as adjustments to other income and expense, which is the same financial statement line item where offsetting gains or losses on the related hedged items are recorded. The following table summarizes the pre-tax impacts of our foreign currency cash flow derivatives on our comprehensive income and results of operations (in millions):

			Derivative Gain or
	Derivative Gain or		(Loss) Reclassified
	(Loss) Recognized		from AOCI into
Three Months	in OCI	Statement of Operations	Income
Ended September 30,	(Effective Portion)	Classification	(Effective Portion)

2011	$25	Other income (expense)	$33
2010	$(12)	Other income (expense)	$(12)

			Derivative Gain or
	Derivative Gain or		(Loss) Reclassified
	(Loss) Recognized		from AOCI into
Nine Months	in OCI	Statement of Operations	Income
Ended September 30,	(Effective Portion)	Classification	(Effective Portion)

2011	$11	Other income (expense)	$21
2010	$(7)	Other income (expense)	$(7)

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. Adjustments to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges resulted in the recognition of after-tax gains of $15 million and $7 million during the three and nine months ended September 30, 2011, respectively, as compared with the recognition of after-tax losses of $7 million and $4 million during the three and nine months ended September 30, 2010, respectively. After-tax adjustments for the reclassification of gains from accumulated other comprehensive income into income were $20 million and $13 million during the three and nine months ended September 30, 2011, respectively. After-tax adjustments for the reclassification of losses from accumulated other comprehensive income into income were $7 million and $4 million during the three and nine months ended September 30, 2010, respectively. There was no significant ineffectiveness associated with these hedges during the three and nine months ended September 30, 2011 or 2010.

Electricity Commodity Derivatives

As a result of the expiration of certain long-term electricity contracts at our waste-to-energy facilities, we use short-term “receive fixed, pay variable” electricity commodity swaps to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 672,360 megawatt hours, or approximately 26%, of our Wheelabrator Group’s full year 2010 merchant electricity sales, and the swaps executed through September 30, 2011 are expected to hedge about 1.6 million megawatt hours, or 49%, of the Group’s full year 2011 merchant electricity sales. For the three-month periods ended September 30, 2011 and 2010, we hedged 46% and 22%, respectively, of our merchant electricity sales. For the nine-month periods ended September 30, 2011 and 2010, we hedged 49% and 24%, respectively, of our merchant electricity sales. There was no significant

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ineffectiveness associated with these cash flow hedges and all financial statement impacts associated with these derivatives were immaterial for the three and nine-month periods ended September 30, 2011 and 2010.

5.	Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2011 was 32.3% and 34.0%, respectively, compared with 37.3% and 39.8% for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2011 were primarily due to the favorable impact of federal tax credits, audit settlements and adjustments to our accruals due to the filing of our 2010 income tax returns offset in part by the unfavorable impact of state and local income taxes. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2010 were primarily due to an increase in our state deferred income taxes to reflect the impact of changes in the estimated income tax rate at which temporary differences would be realized and the unfavorable impact of state and local income taxes, offset in part by the favorable impact of federal tax credits.

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

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results and other reductions in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. Losses relating to our investment in this entity were immaterial for the three and nine months ended September 30, 2011. Our tax provision for the three and nine months ended September 30, 2011 was reduced by $4 million and $11 million, respectively, primarily as a result of tax credits realized from this investment. See Note 14 for additional information related to this investment.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting. We recognize our share of the entity’s results and reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the three and nine months ended September 30, 2011, we recognized $5 million and $17 million of losses relating to our equity investment in this entity, $2 million and $6 million of interest expense, and a reduction in our tax provision of $9 million (including $7 million of tax credits) and $27 million (including $18 million of tax credits), respectively. During the three and nine months ended September 30, 2010, we recognized $4 million and $12 million of losses associated with our equity investment, $3 million and $4 million of interest expense, and a reduction in our tax provision of $7 million (including $4 million of tax credits) and $18 million (including $12 million of tax credits), respectively.

Recent Legislation — The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, signed into law on December 17, 2010, included an extension of the bonus depreciation allowance through the end of 2012 and increased the amount of qualifying capital expenditures that can be depreciated immediately from 50 percent to 100 percent. The 100 percent depreciation deduction applies to qualifying property placed in service from September 8, 2010 through December 31, 2011. The acceleration of deductions on 2011 capital expenditures resulting from the bonus depreciation provision will have no impact on our effective tax rate. However, the ability to

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accelerate depreciation deductions is expected to decrease our 2011 cash taxes by approximately $190 million. Taking the accelerated tax depreciation in the current period will result in increased cash taxes in future periods when the accelerated deductions for these capital expenditures would have otherwise been taken.

6.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Consolidated net income	$285	$258	$731	$708

Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes	(12)	(21)	(25)	(54)
Realized (gains) losses on derivative instruments reclassified into earnings, net of taxes	(18)	10	(9)	10
Unrealized gains (losses) on marketable securities, net of taxes	(3)	1	(4)	1
Foreign currency translation adjustments	(82)	30	(46)	20
Change in funded status of post-retirement benefit obligations, net of taxes	—	—	(2)	(1)

Other comprehensive income (loss)	(115)	20	(86)	(24)

Comprehensive income	170	278	645	684
Comprehensive income attributable to noncontrolling interests	(13)	(14)	(36)	(36)

Comprehensive income attributable to Waste Management, Inc.	$157	$264	$609	$648

The components of accumulated other comprehensive income, which is included as a component of Waste Management, Inc. stockholders’ equity, were as follows (in millions):

	September 30,	December 31,
	2011	2010

Accumulated unrealized loss on derivative instruments, net of taxes	$(67)	$(33)
Accumulated unrealized gain on marketable securities, net of taxes	1	5
Foreign currency translation adjustments	215	261
Funded status of post-retirement benefit obligations, net of taxes	(5)	(3)

	$144	$230

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Number of common shares outstanding at end of period	461.2	475.7	461.2	475.7
Effect of using weighted average common shares outstanding	7.1	1.6	11.5	6.0

Weighted average basic common shares outstanding	468.3	477.3	472.7	481.7
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.4	3.7	1.8	3.2

Weighted average diluted common shares outstanding	469.7	481.0	474.5	484.9

Potentially issuable shares	17.3	14.7	17.3	14.7
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	9.9	0.2	6.4	0.2

8.	Commitments and Contingencies

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

We also have guaranteed the obligations of, and provided indemnification to, third parties in the ordinary course of business. Guarantee agreements outstanding as of September 30, 2011 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $11 million; and (ii) agreements guaranteeing certain market value losses for approximately 900 homeowners’ properties adjacent to or near 21 of our landfills. Our indemnification obligations generally arise in divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

Environmental Matters — A significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection as we are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a site. In addition to remediation activity required by state or local authorities, such liabilities include potentially responsible party, or PRP, investigations. The costs associated with these liabilities can include settlements, certain legal and consultant fees, as well as incremental internal and external costs directly associated with site investigation and clean-up.

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the investigation of the extent of environmental impact and identification of likely site-remediation alternatives. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $150 million higher than the $285 million recorded in the Condensed Consolidated Financial Statements as of September 30, 2011. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of September 30, 2011, we had been notified that we are a PRP in connection with 79 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 79 sites at which claims have been made against us, 17 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 62 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

During the second quarter of 2010, the Court dismissed certain claims against individual defendants, including all claims against each of the current members of our Board of Directors. Previously, plaintiffs dismissed all claims related to the settlement of the securities class action against WM that was settled in 2002, and the court certified a limited class of participants who may bring claims on behalf of the plan, but not individually. During the third quarter of 2011, the Court ruled in favor of WM and two former employees dismissing all claims brought by the plaintiffs related to the decision to offer WM stock as an investment option within the plan. The Court still has under consideration additional motions that, if granted, would resolve the few remaining claims against WM and its Committees. The outcome of this lawsuit cannot be predicted with certainty. The defendants intend to defend themselves vigorously in this litigation.

Two separate wage and hour lawsuits were commenced in October 2006 and March 2007 against certain of our subsidiaries in California, each seeking class certification. The actions were coordinated to proceed in San Diego County Superior Court. Both lawsuits make the same general allegations that our subsidiaries failed to comply with certain California wage and hour laws, including allegedly failing to provide meal and rest periods and failing to properly pay hourly and overtime wages. We have executed a settlement agreement in connection with this matter. Following hearings held on July 15, 2011 and October 21, 2011, the Court approved the class action settlement and final judgment. The settlement did not have a material effect on our consolidated financial statements.

Additionally, in July 2008, we were named as a defendant in a purported class action in the Circuit Court of Bullock County, Alabama, which was subsequently removed to the United States District Court for the Northern District of Alabama. This suit pertained to our fuel and environmental charge in our customer service agreements and generally alleged that such charges were not properly disclosed, were unfair and were contrary to the contracts. We filed a motion to dismiss that was partially granted during the third quarter of 2010, resulting in dismissal of the plaintiffs’ national class action claims. During the third quarter of 2011, the plaintiffs filed and the Court granted a motion to dismiss the litigation without prejudice.

In October 2011, we were named as a defendant in a purported class action in the Circuit Court of Sarasota County, Florida. This suit was filed by the same law firm that brought the Alabama litigation discussed in the prior paragraph, and it also pertains to our fuel and environmental charges in our customer service agreements, generally alleging that such charges were not properly disclosed, were unfair and were contrary to the contracts. We will vigorously defend this matter. Given the inherent uncertainties of litigation, the ultimate outcome of this case cannot be predicted at this time, nor can possible damages, if any, be reasonably estimated.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We often enter into contractual arrangements with landowners imposing obligations on us to meet certain regulatory or contractual conditions upon site closure or upon termination of the agreements. Compliance with these arrangements is inherently subject to subjective determinations and may result in disputes, including litigation. In May 2008, Mnoian Management, Inc. filed suit in Los Angeles County Superior Court seeking remediation and increased compaction of a site we had previously leased for landfill purposes. The parties have completed a binding arbitration and are awaiting the arbitrator’s decision.

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

WM’s charter and bylaws require indemnification of its officers and directors if statutory standards of conduct have been met and allow the advancement of expenses to these individuals upon receipt of an undertaking by the individuals to repay all expenses if it is ultimately determined that they did not meet the required standards of conduct. Additionally, WM has entered into separate indemnification agreements with each of the members of its Board of Directors as well as its President and Chief Executive Officer, and its principal financial officer. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings that may be brought against its former or current officers, directors and employees.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. The following matter pending as of September 30, 2011 is disclosed in accordance with that requirement:

On April 4, 2006, the EPA issued a Notice of Violation (“NOV”) to Waste Management of Hawaii, Inc., an indirect wholly-owned subsidiary of WM, and to the City and County of Honolulu for alleged violations of the federal Clean Air Act, based on an alleged failure to submit certain reports and design plans required by the EPA, and the failure to begin and timely complete the installation of a gas collection and control system (“GCCS”) for the Waimanalo Gulch Sanitary Landfill on Oahu. The EPA has also indicated that it will seek penalties and injunctive relief as part of the NOV enforcement for elevated landfill temperatures that were recorded after installation of the GCCS. The parties have been in confidential settlement negotiations. Pursuant to an indemnity agreement, any penalty assessed will be paid by the Company, and not by the City and County of Honolulu.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the following matters previously reported were resolved during the third quarter of 2011 as set forth below.

On February 25, 2011, the EPA issued an NOV to Chemical Waste Management, Inc.’s Kettleman Hills facility for alleged violations of the Resource Conservation and Recovery Act (“RCRA”). In this matter, the EPA sought civil penalties for the violations alleged, which related primarily to management of landfill leachate, laboratory protocols, and the management and disposal of certain hazardous waste. On August 23, 2011, Chemical Waste Management, Inc. settled the RCRA enforcement action with the EPA through entry of a Consent Agreement/Final Order. Under the agreement, Chemical Waste Management, Inc. paid a penalty of $400,000 on September 12, 2011 and will implement certain corrective actions and process changes.

On April 11, 2011, Waste Management LampTracker, Inc.’s Kaiser, Missouri facility was notified that the EPA would be filing an administrative complaint and assessing civil penalties for alleged RCRA violations relating to container and facility management and the handling of certain waste. On September 12, 2011, Waste Management LampTracker, Inc. settled the RCRA enforcement action with the EPA through entry of a Consent Agreement/Final Order and paid a penalty of $118,800. As a result of the agreement, Waste Management LampTracker, Inc. will implement a corrective action at the facility.

Multiemployer, Defined Benefit Pension Plans — About 20% of our workforce is covered by collective bargaining agreements with various union locals across the United States and Canada. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. One of the most significant multiemployer pension plans in which we have participated is the Central States Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”), which has reported that it adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008. The Central States Pension Plan is in “critical status,” as defined by the Pension Protection Act of 2006.

In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. In October 2011, our last remaining group of employees that were active participants in the Central States Pension Plan voted to decertify the union that represented them, ceasing any contribution obligation and effectively withdrawing them from the Central States Pension Plan.

We recognized charges to “Operating” expenses of $26 million, largely in the first quarter of 2010, associated with the withdrawal of three bargaining units from the Central States Pension Plan in connection with our negotiations of these units’ agreements. We are still negotiating and litigating final resolutions of our withdrawal liability for previous withdrawals and our recent final withdrawal referenced above, which could be materially higher than the charges we have recognized. We do not believe that our withdrawals from the multiemployer plans, individually or in the aggregate, will have a material adverse effect on our financial condition or liquidity. However, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plans at the time of withdrawal, such withdrawals could materially affect our results of operations in the period of the withdrawal.

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2010 and 2011 and expect these audits to be completed within the next three and 15 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. In the third quarter of 2010, we finalized audits in Canada through the 2005 tax year and are not currently under audit for any subsequent tax years. On July 28, 2011, we acquired Oakleaf, which is currently under IRS examination for the tax periods ended December 31, 2005 through December 31,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. We expect this examination to be completed within the next 12 months. In addition, Oakleaf is subject to state income tax examinations for years dating back to 2002. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

9.	Segment and Related Information

We currently manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western and Wheelabrator Groups. These five Groups are presented below as our reportable segments. Our four geographic operating Groups provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We serve residential, commercial, industrial, and municipal customers throughout North America. The operations not managed through our five operating Groups, including the Oakleaf operations we acquired on July 28, 2011, are presented herein as “Other.” See Note 10 for additional information related to our acquisition of Oakleaf.

Summarized financial information concerning our reportable segments for the three and nine months ended September 30 is shown in the following table (in millions):

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
	Revenues	Revenues	Revenues	Operations

Three Months Ended:
September 30, 2011
Eastern	$822	$(139)	$683	$146
Midwest	847	(123)	724	175
Southern	853	(104)	749	194
Western	841	(114)	727	154
Wheelabrator	228	(28)	200	57
Other	462	(23)	439	(40)

	4,053	(531)	3,522	686
Corporate and Other	—	—	—	(143)

Total	$4,053	$(531)	$3,522	$543

September 30, 2010
Eastern	$755	$(132)	$623	$138
Midwest	792	(119)	673	149
Southern	903	(102)	801	218
Western	809	(113)	696	146
Wheelabrator	237	(32)	205	67
Other	248	(11)	237	(38)

	3,744	(509)	3,235	680
Corporate and Other	—	—	—	(136)

Total	$3,744	$(509)	$3,235	$544

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net
	Operating	Operating	Operating	Income from
	Revenues	Revenues	Revenues	Operations

Nine Months Ended:
September 30, 2011
Eastern	$2,326	$(387)	$1,939	$407
Midwest	2,403	(355)	2,048	460
Southern	2,553	(307)	2,246	579
Western	2,456	(336)	2,120	436
Wheelabrator	664	(89)	575	112
Other	1,085	(41)	1,044	(75)

	11,487	(1,515)	9,972	1,919
Corporate and Other	—	—	—	(443)

Total	$11,487	$(1,515)	$9,972	$1,476

September 30, 2010
Eastern	$2,214	$(385)	$1,829	$390
Midwest	2,266	(336)	1,930	372
Southern	2,602	(303)	2,299	624
Western	2,372	(328)	2,044	416
Wheelabrator	660	(92)	568	150
Other	688	(30)	658	(93)

	10,802	(1,474)	9,328	1,859
Corporate and Other	—	—	—	(317)

Total	$10,802	$(1,474)	$9,328	$1,542

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

From time to time, the operating results of our reportable segments are significantly affected by unusual or infrequent transactions or events. During 2010, our Midwest Group recognized $26 million in charges, largely in the first quarter, as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an underfunded multiemployer pension plan. Refer to Note 8 for additional information related to our participation in multiemployer pension plans.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Acquisition of Oakleaf Global Holdings

On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf Global Holdings and its primary operations. Oakleaf provides outsourced waste and recycling services through a nationwide network of third-party haulers. The operations we acquired generated approximately $580 million in revenues in 2010. We acquired Oakleaf to advance our growth and transformation strategies and increase our national accounts customer base while enhancing our ability to provide comprehensive environmental solutions. For the three and nine months ended September 30, 2011, we incurred $1 million of acquisition-related costs, which are classified as Selling, general and administrative expense. Since the acquisition date, Oakleaf has recognized revenues of $112 million and net losses of less than $1 million, which are included in our Condensed Consolidated Statement of Operations. We have recorded a preliminary allocation of the purchase price to Oakleaf tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of July 28, 2011. The allocation of the purchase price shown in the table below is preliminary and subject to change based on the finalization of our detailed valuations. The preliminary purchase price allocation is as follows (in millions):

Accounts and other receivables	$68
Other current assets	28
Property and equipment	77
Goodwill	320
Intangible assets	92
Accounts payable	(80)
Accrued liabilities	(48)
Deferred income taxes, net	(13)
Other liabilities	(12)

Total purchase price	$432

The following table presents the preliminary allocation of the purchase price to intangible assets (amounts in millions, except for amortization periods):

		Weighted Average
		Amortization
		Periods
	Amount	(in Years)

Customer relationships	$74	10.0
Vendor relationships	9	10.0
Trademarks	9	15.0

Total intangible assets subject to amortization	$92	10.5

Goodwill of $320 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is a result of expected synergies from combining the Company’s operations with Oakleaf’s national accounts customer base and vendor network. The vendor-hauler network expands our partnership with third-party service providers. In many cases we can provide vendor-haulers with opportunities to maintain and increase their business by utilizing our extensive post-collection network. We believe this will generate significant benefits for the Company and for the vendor-haulers. Goodwill acquired will be allocated to our operating segments upon completion of our detailed valuations. Goodwill is not deductible for income tax purposes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma consolidated results of operations have been prepared as if the acquisition of Oakleaf occurred at January 1, 2010 (in millions, except per share amounts):

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2011	2010	2011	2010

Operating revenues	$3,566	$3,379	$10,287	$9,740
Net income attributable to Waste Management, Inc.	272	239	689	660
Basic earnings per common share	0.58	0.50	1.46	1.37
Diluted earnings per common share	0.58	0.50	1.45	1.36

11.	Restructuring

In July 2011, we took steps to streamline our organization as part of our cost savings programs. This reorganization eliminated over 700 employee positions throughout the Company, including approximately 300 open positions. During the three and nine months ended September 30, 2011, we recognized $14 million of pre-tax restructuring charges related to employee severance and benefit costs associated with this reorganization. The following table summarizes the employee severance and benefit costs and other charges recognized for this restructuring by each of our current reportable segments and our Corporate and Other organization for the three and nine months ended September 30, 2011 (in millions):

Eastern	$2
Midwest	3
Southern	2
Western	2
Wheelabrator	1
Corporate and Other	5

Total	$15

Through September 30, 2011, we have paid approximately $4 million of the employee severance and benefit costs incurred as a result of this restructuring.

12.	(Income) Expense from Divestitures, Asset Impairments and Unusual Items

During the third quarter of 2011, we recognized impairment charges relating to two facilities in our medical waste services business as a result of the closure of one site and as a result of continuing operating losses at the other site. We wrote down the net book values of the sites to their estimated fair values.

We filed a lawsuit in March 2008 related to the revenue management software implementation that was suspended in 2007 and abandoned in 2009. Accordingly, in 2009, we recognized a non-cash charge of $51 million for the abandonment of the licensed software. In April 2010, we settled the lawsuit and received a one-time cash payment. The settlement increased our “Income from operations” for the nine months ended September 30, 2010 by $77 million.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at
		September 30, 2011 Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$185	$185	$—	$—
Available-for-sale securities	162	162	—	—
Interest rate derivatives	75	—	75	—
Foreign currency derivatives	8	—	8	—
Electricity commodity derivatives	1	—	1	—

Total assets	$431	$347	$84	$—

Liabilities:
Interest rate derivatives	$68	$—	$68	$—
Electricity commodity derivatives	1	—	1	—

Total liabilities	$69	$—	$69	$—

		Fair Value Measurements at
		December 31, 2010 Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$468	$468	$—	$—
Available-for-sale securities	148	148	—	—
Interest rate derivatives	38	—	38	—

Total assets	$654	$616	$38	$—

Liabilities:
Interest rate derivatives	$24	$—	$24	$—
Foreign currency derivatives	3	—	3	—
Electricity commodity derivatives	1	—	1	—

Total liabilities	$28	$—	$28	$—

Fair Value of Debt

At September 30, 2011, the carrying value of our debt was approximately $9.6 billion compared with $8.9 billion at December 31, 2010. The carrying value of our debt includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of our debt was approximately $10.6 billion at September 30, 2011 and approximately $9.2 billion at December 31, 2010. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments. The increase in the fair value of our debt when comparing September 30, 2011 with December 31, 2010 is primarily related to $753 million of net borrowings during 2011 associated with our senior notes. Increases in market prices for corporate debt securities and decreases in current market rates on fixed-rate tax-exempt bonds also contributed to the increase in the fair value of debt for the reported period.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of September 30, 2011 and December 31, 2010. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

14.	Variable Interest Entities

Following is a description of our financial interests in variable interest entities that we consider significant, including (i) those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entities into our financial statements; and (ii) those that represent a significant interest in an unconsolidated entity.

Consolidated Variable Interest Entities

Waste-to-Energy LLCs — In June 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we lease, operate and maintain. We own a 0.5% interest in one of the LLCs (“LLC I”) and a 0.25% interest in the second LLC (“LLC II”). John Hancock Life Insurance Company (“Hancock”) owns 99.5% of LLC I and 99.75% of LLC II is owned by LLC I and the CIT Group (“CIT”). In 2000, Hancock and CIT made an initial investment of $167 million in the LLCs, which was used to purchase the three waste-to-energy facilities and assume the seller’s indebtedness. Under the LLC agreements, the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all members of the LLCs; (ii) December 31, 2063; (iii) a court’s dissolution of the LLCs; or (iv) the LLCs ceasing to own any interest in the waste-to-energy facilities.

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% proportionate to their respective ownership interests. All capital allocations made through September 30, 2011 have been based on initial capital account balances as the target returns have not yet been achieved.

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

As of September 30, 2011, our Condensed Consolidated Balance Sheet includes $310 million of net property and equipment associated with the LLCs’ waste-to-energy facilities and $248 million in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. As of September 30, 2011, all debt obligations of the LLCs have been paid in full and, therefore, the LLCs have no liabilities. We recognized reductions in earnings of $13 million and $38 million for the three and nine months ended September 30, 2011 and 2010, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. At September 30, 2011, our investment balance was $42 million, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Future contributions will commence once certain levels of tax credits have been generated and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At September 30, 2011, our investment balance was $184 million and our debt balance was $181 million. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

Our interests in these variable interest entities are accounted for as equity investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables” and as long-term “Other assets” in our Condensed Consolidated Balance Sheet. Our investments and receivables related to the trusts had an aggregate carrying value of $108 million as of September 30, 2011. We reflect our interests in the unrealized gains and losses on marketable securities held by these trusts as a component of “Accumulated other comprehensive income.”

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

15.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2011
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$184	$—	$98	$—	$282
Other current assets	2	—	2,135	—	2,137

	186	—	2,233	—	2,419
Property and equipment, net	—	—	11,911	—	11,911
Investments in and advances to affiliates	11,664	14,576	3,029	(29,269)	—
Other assets	141	12	7,569	—	7,722

Total assets	$11,991	$14,588	$24,742	$(29,269)	$22,052

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$35	$—	$190	$—	$225
Accounts payable and other current liabilities	94	5	2,203	—	2,302

	129	5	2,393	—	2,527
Long-term debt, less current portion	5,846	449	3,093	—	9,388
Other liabilities	68	—	3,784	—	3,852

Total liabilities	6,043	454	9,270	—	15,767
Equity:
Stockholders’ equity	5,948	14,134	15,135	(29,269)	5,948
Noncontrolling interests	—	—	337	—	337

	5,948	14,134	15,472	(29,269)	6,285

Total liabilities and equity	$11,991	$14,588	$24,742	$(29,269)	$22,052

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2011
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,522	$—	$3,522
Costs and expenses	—	—	2,979	—	2,979

Income from operations	—	—	543	—	543

Other income (expense):
Interest income (expense)	(85)	(8)	(24)	—	(117)
Equity in earnings of subsidiaries, net of taxes	323	328	—	(651)	—
Other, net	—	—	(5)	—	(5)

	238	320	(29)	(651)	(122)

Income before income taxes	238	320	514	(651)	421
Provision for (benefit from) income taxes	(34)	(3)	173	—	136

Consolidated net income	272	323	341	(651)	285
Less: Net income attributable to noncontrolling interests	—	—	13	—	13

Net income attributable to Waste Management, Inc.	$272	$323	$328	$(651)	$272

Three Months Ended September 30, 2010
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$3,235	$—	$3,235
Costs and expenses	—	—	2,691	—	2,691

Income from operations	—	—	544	—	544

Other income (expense):
Interest income (expense)	(88)	(9)	(28)	—	(125)
Equity in earnings of subsidiaries, net of taxes	298	303	—	(601)	—
Other, net	—	—	(8)	—	(8)

	210	294	(36)	(601)	(133)

Income before income taxes	210	294	508	(601)	411
Provision for (benefit from) income taxes	(34)	(4)	191	—	153

Consolidated net income	244	298	317	(601)	258
Less: Net income attributable to noncontrolling interests	—	—	14	—	14

Net income attributable to Waste Management, Inc.	$244	$298	$303	$(601)	$244

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS — (Continued)

Nine Months Ended September 30, 2011
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$9,972	$—	$9,972
Costs and expenses	—	—	8,496	—	8,496

Income from operations	—	—	1,476	—	1,476

Other income (expense):
Interest income (expense)	(256)	(25)	(71)	—	(352)
Equity in earnings of subsidiaries, net of taxes	850	865	—	(1,715)	—
Other, net	—	—	(16)	—	(16)

	594	840	(87)	(1,715)	(368)

Income before income taxes	594	840	1,389	(1,715)	1,108
Provision for (benefit from) income taxes	(101)	(10)	488	—	377

Consolidated net income	695	850	901	(1,715)	731
Less: Net income attributable to noncontrolling interests	—	—	36	—	36

Net income attributable to Waste Management, Inc.	$695	$850	$865	$(1,715)	$695

Nine Months Ended September 30, 2010
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$9,328	$—	$9,328
Costs and expenses	—	—	7,786	—	7,786

Income from operations	—	—	1,542	—	1,542

Other income (expense):
Interest income (expense)	(241)	(28)	(82)	—	(351)
Equity in earnings of subsidiaries, net of taxes	819	836	—	(1,655)	—
Other, net	—	—	(14)	—	(14)

	578	808	(96)	(1,655)	(365)

Income before income taxes	578	808	1,446	(1,655)	1,177
Provision for (benefit from) income taxes	(94)	(11)	574	—	469

Consolidated net income	672	819	872	(1,655)	708
Less: Net income attributable to noncontrolling interests	—	—	36	—	36

Net income attributable to Waste Management, Inc.	$672	$819	$836	$(1,655)	$672

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011
(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Consolidated net income	$695	$850	$901	$(1,715)	$731
Equity in earnings of subsidiaries, net of taxes	(850)	(865)	—	1,715	—
Other adjustments	8	(11)	1,009	—	1,006

Net cash provided by (used in) operating activities	(147)	(26)	1,910	—	1,737

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(645)	—	(645)
Capital expenditures	—	—	(909)	—	(909)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	22	—	22
Net receipts from restricted trust and escrow accounts and other, net	(5)	—	2	—	(3)

Net cash used in investing activities	(5)	—	(1,530)	—	(1,535)

Cash flows from financing activities:
New borrowings	893	—	108	—	1,001
Debt repayments	—	(147)	(278)	—	(425)
Common stock repurchases	(528)	—	—	—	(528)
Cash dividends	(481)	—	—	—	(481)
Exercise of common stock options	40	—	—	—	40
Distributions paid to noncontrolling interests and other	(10)	—	(56)	—	(66)
(Increase) decrease in intercompany and investments, net	(43)	173	(130)	—	—

Net cash provided by (used in) financing activities	(129)	26	(356)	—	(459)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	(281)	—	24	—	(257)
Cash and cash equivalents at beginning of period	465	—	74	—	539

Cash and cash equivalents at end of period	$184	$—	$98	$—	$282

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)

Nine Months Ended September 30, 2010
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

16.	New Accounting Pronouncements Pending Adoption

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

Goodwill Impairment Testing — In September 2011, the FASB amended authoritative guidance associated with goodwill impairment testing. The amended guidance provides companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements.

Multiemployer Pension Plans — In September 2011, the FASB amended authoritative guidance associated with disclosures about an employer’s participation in a multiemployer plan. The amended disclosure requirements are intended to provide more information about an employer’s financial obligations to multiemployer plans and, therefore, help financial statement users better understand the financial health of all of the significant plans in which the employer participates. The revised standard is effective for fiscal years ending after December 15, 2011 and retrospective application is required for all years presented. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption of these new disclosure requirements will have a material impact on our consolidated financial statements.

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

Our third quarter of 2011 results of operations reflect the impact of improved recyclable commodity prices and recycling volumes, our discipline in pricing and our continued investment in our strategic initiatives, including our July 28, 2011 acquisition of the primary operations of Oakleaf Global Holdings. Highlights of our financial results for the current quarter include:

•	Revenues of $3,522 million compared with $3,235 million in the third quarter of 2010, an increase of $287 million, or 8.9%. This increase in revenues is primarily attributable to:

•	Internal revenue growth from yield on our collection and disposal business of 1.6% in the current period, which increased revenue by $43 million;

•	Increases from recyclable commodity prices of $104 million; increases primarily from our fuel surcharge program of $47 million; and increases from foreign currency translation of $11 million; and

•	Increases associated with acquired businesses of $150 million, driven in large part by our acquisition of Oakleaf Global Holdings;

•	Internal revenue growth from volume was negative 2.0%, compared with negative 0.7% in 2010. The year-over-year decline in internal revenue growth due to volume was $64 million, of which $56 million relates to volume we received from the oil spill clean-up project in the gulf coast region in 2010. We continued to experience an increase in recycling volumes in both our brokerage business and our material recovery facilities, and when excluding volume associated with the oil spill clean-up project, our rate of volume decline improved over the prior year;

•	Operating expenses of $2,261 million, or 64.2% of revenues, compared with $2,006 million, or 62.0% of revenues, in the third quarter of 2010. This increase of $255 million, or 12.7%, is due primarily to higher customer rebates because of higher recyclable commodity prices, increases resulting from acquisitions, growth initiatives and higher fuel prices, all of which have related revenue increases as noted above;

•	Selling, general and administrative expenses increased by $11 million, or 3.0%, from $369 million in the third quarter of 2010 to $380 million in the third quarter of 2011, largely due to acquisitions and costs incurred to support our strategic growth plans and cost savings programs. We have begun to see the associated benefits of these programs and expect the benefits to accelerate into future quarters;

•	Income from operations of $543 million, or 15.4% of revenues, compared with $544 million, or 16.8% of revenues, in the third quarter of 2010; and

•	Net income attributable to Waste Management, Inc. of $272 million, or $0.58 per diluted share, as compared with $244 million, or $0.51 per diluted share in the third quarter of 2010.

The comparability of our third quarter of 2011 results with the third quarter of 2010 has been affected by certain items management believes are not representative or indicative of our performance. Our third quarter of 2011 results were affected by the following:

•	The recognition of pre-tax restructuring charges, excluding charges recognized in the operating results of Oakleaf, of $14 million related to our cost savings programs. These charges were primarily related to employee severance and benefit costs and had a negative impact of $0.02 on our diluted earnings per share;

•	The recognition of net non-cash, pre-tax charges of $8 million arising from the accounting effect of lower ten-year Treasury rates, which are used to discount remediation reserves and related recovery assets at our landfills, offset in part by the favorable impact from a revision to an environmental remediation liability at a closed landfill. The net charges had a negative impact of $0.01 on our diluted earnings per share;

•	The reduction in pre-tax earnings of approximately $6 million related to the Oakleaf acquisition, which includes the operating results of Oakleaf and related interest expense and integration costs. These items had a negative impact of $0.01 on our diluted earnings per share;

•	The recognition of non-cash, pre-tax charges of $6 million related to impairments at two of our medical waste services facilities. The impairment charges had a negative impact of $0.01 on our diluted earnings per share; and

•	The recognition of a tax benefit of $10 million due to favorable tax audit settlements and favorable adjustments relating to the finalization of our 2010 tax returns. These items had a positive impact of $0.02 on our diluted earnings per share.

Our third quarter of 2010 results were affected by the following:

•	The recognition of pre-tax, non-cash charges aggregating $18 million related to remediation and closure costs at three closed sites, which had a negative impact of $0.02 on our diluted earnings per share;

•	The recognition of a non-cash, pre-tax charge of $6 million arising from the accounting effect of lower ten-year Treasury rates, which are used to discount remediation reserves and related recovery assets at our landfills. This charge had a negative impact of $0.01 on our diluted earnings per share; and

•	The recognition of net tax charges of $4 million due to adjustments relating to the finalization of our 2009 tax returns, partially offset by favorable tax audit settlements, which, combined, had a negative impact of $0.01 on our diluted earnings per share.

We intend to continue our commitment to investing in and executing our strategy. On the revenue front, we continue to expect our overall revenue growth from yield to be approximately 2.0% for the full year. Additionally, based on our results in the first nine months of 2011 and our economic outlook for the remainder of the year, we continue to expect our revenue growth from volumes to be in the range of negative 1.5% to negative 2.5% for the full year.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be the same as similarly-titled measures presented by other companies:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net cash provided by operating activities	$659	$677	$1,737	$1,653
Capital expenditures	(313)	(262)	(909)	(737)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets(a)	26	9	39	36

Free cash flow	$372	$424	$867	$952

(a)	Proceeds from divestitures of businesses for the three and nine months ended September 30, 2011 includes the receipt of a payment of $17 million related to a note receivable from a prior year divestiture. This repayment is included as a component of “Other” within “Cash flows from investing activities” in our Condensed Consolidated Statement of Cash Flows.

Our cash flow from operating activities decreased $18 million in the third quarter of 2011 as compared with the third quarter of 2010 and increased $84 million during the nine months ended September 30, 2011 as compared with the same prior year period. Both comparisons were significantly affected by a decline in cash paid for income taxes, offset, to different extents, by non-recurring cash inflows to our operating cash during the three and nine months ended September 30, 2010. Our cash payments for income taxes decreased $55 million and $226 million in the three- and nine-month comparisons, respectively. In the second quarter of 2010, we received $77 million for a litigation settlement, and in the third quarter of 2010, we received a $65 million federal tax refund related to the liquidation of a foreign subsidiary in 2009.

The increase in capital expenditures is a result of our increased spending on natural gas vehicles and fueling infrastructure, information technology infrastructure and growth initiatives and taking advantage of bonus depreciation legislation. The nine-month increase in capital expenditures was also affected by timing differences associated with cash payments for the previous years’ fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. A more significant portion of our fourth quarter 2010 spending was paid in cash in the first quarter of 2011 than the amount of our fourth quarter 2009 spending that was paid in cash in the first quarter of 2010.

Acquisition of Oakleaf Global Holdings

On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf Global Holdings and its primary operations. Oakleaf provides outsourced waste and recycling services through a nationwide network of third-party haulers. The operations we acquired generated approximately $580 million in revenues in 2010. We acquired Oakleaf to advance our growth and transformation strategies and increase our national accounts customer base while enhancing our ability to provide comprehensive environmental solutions. For the three and nine months ended September 30, 2011, we incurred $1 million of acquisition-related costs, which are classified as Selling, general and administrative expense. Since the acquisition date, Oakleaf has recognized revenues of $112 million and net losses of less than $1 million, which are included in our Condensed Consolidated Statement of Operations. We have recorded a preliminary allocation of the purchase price to Oakleaf tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of July 28,

2011. The allocation of the purchase price shown in the table below is preliminary and subject to change based on the finalization of our detailed valuations. The preliminary purchase price allocation is as follows (in millions):

Accounts and other receivables	$68
Other current assets	28
Property and equipment	77
Goodwill	320
Intangible assets	92
Accounts payable	(80)
Accrued liabilities	(48)
Deferred income taxes, net	(13)
Other liabilities	(12)

Total purchase price	$432

The following table presents the preliminary allocation of the purchase price to intangible assets (amounts in millions, except for amortization periods):

		Weighted Average
		Amortization
		Periods
	Amount	(in Years)

Customer relationships	$74	10.0
Vendor relationships	9	10.0
Trademarks	9	15.0

Total intangible assets subject to amortization	$92	10.5

Goodwill of $320 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is a result of expected synergies from combining the Company’s operations with Oakleaf’s national accounts customer base and vendor network. The vendor network expands our partnership with third-party service providers. In many cases we can provide vendor haulers with opportunities to maintain and increase their business by utilizing our extensive post-collection network. We believe this will generate significant benefits for the Company and for the vendor haulers. Goodwill acquired will be allocated to our operating segments upon completion of our detailed valuations. Goodwill is not deductible for income tax purposes.

The following pro forma consolidated results of operations have been prepared as if the acquisition of Oakleaf occurred at January 1, 2010 (in millions, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Operating revenues	$3,566	$3,379	$10,287	$9,740
Net income attributable to Waste Management, Inc.	272	239	689	660
Basic earnings per common share	0.58	0.50	1.46	1.37
Diluted earnings per common share	0.58	0.50	1.45	1.36

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

New Accounting Pronouncements Pending Adoption

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

Goodwill Impairment Testing — In September 2011, the FASB amended authoritative guidance associated with goodwill impairment testing. The amended guidance provides companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements.

Multiemployer Pension Plans — In September 2011, the FASB amended authoritative guidance associated with disclosures about an employer’s participation in a multiemployer plan. The amended disclosure requirements are intended to provide more information about an employer’s financial obligations to multiemployer plans and, therefore, help financial statement users better understand the financial health of all of the significant plans in which the employer participates. The revised standard is effective for fiscal years ending after December 15, 2011 and retrospective application is required for all years presented. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption of these new disclosure requirements will have a material impact on our consolidated financial statements.

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

We also provide additional services that are not managed through our five Groups, including our recent acquisition of Oakleaf, recycling brokerage services, electronic recycling services, in-plant services, landfill gas-to-energy services, and integrated medical waste services. Part of our expansion of service offerings and solutions includes portable self-storage services and fluorescent bulb and universal waste mail-back through our LampTracker® program. In addition, we have made investments that involve the acquisition and development of interests in oil and gas producing properties, and we will continue to consider similar investments in the future. These operations are presented as “Other” in the table below. Shown below (in millions) is the contribution to revenues during each period provided by our five Groups and our Other services:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Eastern	$822	$755	$2,326	$2,214
Midwest	847	792	2,403	2,266
Southern	853	903	2,553	2,602
Western	841	809	2,456	2,372
Wheelabrator	228	237	664	660
Other	462	248	1,085	688
Intercompany	(531)	(509)	(1,515)	(1,474)

Total	$3,522	$3,235	$9,972	$9,328

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Collection	$2,150	$2,119	$6,287	$6,175
Landfill	690	674	1,940	1,900
Transfer	337	342	965	1,005
Wheelabrator	228	237	664	660
Recycling	438	286	1,227	836
Other	210	86	404	226
Intercompany	(531)	(509)	(1,515)	(1,474)

Total	$3,522	$3,235	$9,972	$9,328

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period		Period-to-Period
	Change for the		Change for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011 vs. 2010		2011 vs. 2010
		As a % of		As a % of
		Total		Total
	Amount	Company(a)	Amount	Company(a)

Average yield(b)	$191	5.9%	$526	5.6%
Volume	(64)	(2.0)	(167)	(1.8)

Internal revenue growth	127	3.9	359	3.8
Acquisitions	150	4.6	255	2.7
Divestitures	(1)	—	(2)	—
Foreign currency translation	11	0.4	32	0.4

	$287	8.9%	$644	6.9%

(a)	Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,234 million and $9,326 million for the three- and nine-month periods, respectively).

(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We analyze the changes in average yield in terms of related business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis:

	Period-to-Period		Period-to-Period
	Change for the		Change for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011 vs. 2010		2011 vs. 2010
		As a % of		As a % of
		Related		Related
	Amount	Business(i)	Amount	Business(i)

Average yield:
Collection, landfill and transfer	$45	1.7%	$155	2.0%
Waste-to-energy disposal(ii)	(2)	(1.6)	—	—

Collection and disposal(ii)	43	1.6	155	2.0
Recycling commodities	104	34.9	236	27.2
Electricity(ii)	(3)	(4.1)	—	—
Fuel surcharges and mandated fees	47	41.2	135	41.4

Total	$191	5.9%	$526	5.6%

(i)	Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three and nine months ended September 30, 2010 adjusted to exclude the impacts of divestitures:

	Denominator
	Three Months	Nine Months
	Ended	Ended
	September 30	September 30

Related business revenues:
Collection, landfill and transfer	$2,624	$7,583
Waste-to-energy disposal	124	347

Collection and disposal	2,748	7,930
Recycling commodities	298	868
Electricity	74	202
Fuel surcharges and mandated fees	114	326

Total Company	$3,234	$9,326

(ii)	Average revenue growth from yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator Group, which are reported as “Electricity” revenues.

Our revenues increased $287 million, or 8.9%, for the three months ended September 30, 2011 as compared with the prior year period and $644 million, or 6.9%, for the nine months ended September 30, 2011 as compared with the prior year period. During the three- and nine-month periods, our current period revenue growth has been driven by (i) market factors, including higher recyclable commodity prices; higher diesel fuel prices, which increase revenues provided by our fuel surcharge program; and foreign currency translation, which affects revenues from our Canadian operations; (ii) revenue growth from average yield on our collection and disposal operations; and (iii) acquisitions, particularly the acquisition of Oakleaf, which increased consolidated revenues by $106 million for the three and nine months ended September 30, 2011. Offsetting these revenue increases were revenue declines due to lower volumes.

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

For the first nine months of 2011, our revenue growth from yield on our collection and disposal lines of business was $155 million, or 2.0%. This increase in revenue from yield was primarily driven by our collection operations, which experienced yield growth in all lines of business and in every geographic operating Group. As discussed below, increased collection revenues due to average yield have been more than offset by revenue declines from lower collection volumes. However, revenue growth from yield on base business and our efforts toward controlling variable costs continue to favorably influence margin changes in our collection line of business.

The current quarter revenue growth from collection and disposal average yield was $43 million, or 1.6%, as compared with the prior year period. This revenue increase from yield was primarily driven by our collection operations; however, we also experienced yield growth from our disposal operations. Our 1.6% increase for the three months ended September 30, 2011 is less than the 2.0% increase for the nine-month period. This is due in large part to our residential line of business, in which we have experienced downward pressure on our revenue growth from yield across most of our geographic Groups, most notably in our Eastern and Southern Groups. Because it has become increasingly difficult to retain customers and to win new contracts at current average rates due to competition, the Company, in many instances, has offered increased services, principally recycling services, without a commensurate rate increase when bidding on or renewing residential contracts. In addition, the subscription component of our residential business is experiencing similar competitive challenges. This combination of increased competition and bundling of certain complementary services in the residential line of business has put added pressure on our revenue growth from yield.

Our total collection and disposal revenue growth from yield has also been negatively affected during the third quarter of 2011 by other factors, primarily in our Southern Group, including the negative effect of changes in the mix of our temporary and permanent customers in our industrial business, particularly in North and South Florida. Overall, we have found that increasing our revenue growth from yield in today’s market is a challenge given the reduced volume levels resulting from the economic slowdown, the increased service offerings in many of our new contracts, and the highly competitive environment. Additionally, a significant portion of our collection revenues are generated under long-term franchise agreements with municipalities or similar local or regional authorities. Price adjustments under these agreements are typically based on inflation indices, which have been at historic lows over the past two years, although recent data has trended upward. Despite this headwind, we are committed to maintaining pricing discipline in order to improve revenue growth from yield on our base business for the remainder of 2011.

Revenues from our environmental fee, which are included in average revenue growth from yield on collection and disposal, increased $8 million for the three month year-over-year comparison, and increased $20 million for the nine month year-over-year comparison. These revenues were $77 million and $206 million during the three and nine months ended September 30, 2011, respectively, as compared with $69 million and $186 million, respectively, in the comparable prior year periods.

Recycling commodities — Increases in the prices of the recycling commodities we process resulted in an increase in revenues of $104 million for the three months ended September 30, 2011 and $236 million for the nine months ended September 30, 2011 as compared with the respective prior year periods. For the first nine months of 2011, our overall commodity prices have increased approximately 26% as compared with the first nine months of the prior year.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, increased by $47 million and $135 million during the three and nine months ended September 30, 2011, respectively. This increase is directly attributable to higher national average prices for diesel fuel that we use for our fuel surcharge program. The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — Our revenue decline due to volume was $64 million, or 2.0%, and $167 million, or 1.8%, for the three and nine months ended September 30, 2011, respectively. Volume declines are generally attributable to economic conditions, pricing, competition and increasing focus on waste reduction and diversion by consumers. Additionally, the oil spill clean-up project in the gulf coast region in 2010 unfavorably impacted our year-over-year volume change by $56 million and $66 million for the three and nine months ended September 30, 2011, respectively.

Volume declines from our collection business accounted for $102 million and $274 million of volume-related revenue decline for the three and nine months ended September 30, 2011, respectively. For the first nine months of 2011, we experienced commercial and residential collection revenue declines due to lower volume that we attribute to the overall weakness in the economy, as well as the effects of pricing, competition and diversion of waste by consumers. Our industrial collection operations continued to be affected by the current economic environment due to the construction slowdown across the United States. Lower third-party volumes in our transfer station operations also caused revenue declines in the current year period and can generally be attributed to economic conditions and the effects of pricing and competition. Furthermore, as discussed above, the overall year-over-year comparison of volumes in the collection line of business was unfavorably impacted by volume we received from the oil spill clean-up project in the gulf coast region in 2010. Additionally, for the first nine months of 2011, we experienced revenue declines due to lower volumes at our waste-to-energy facilities, primarily driven by the expiration of a long-term electric power capacity agreement on December 31, 2010, although these declines were offset, to some extent, by volume-related revenue increases associated with an increase in tons of waste processed by our waste-to-energy plants and electricity production.

Revenue declines due to volume detailed above were offset in part by revenue increases of $24 million and $95 million for the three and nine months ended September 30, 2011, respectively, primarily from year-over-year volume improvements in our recycling brokerage business and in our material recovery facilities. Our continued pursuit of municipal volumes as well as the addition of new single stream recycling facilities during 2011 contributed to these revenue increases due to volume. We also experienced volume-related revenue increases of $9 million and $33 million for the three and nine months ended September 30, 2011, respectively, from our strategic growth businesses and our landfill gas-to-energy operations. Additionally, our total landfill revenues increased $3 million and $12 million due to higher third-party volumes during the three and nine months ended September 30, 2011, respectively, as compared with the same prior year periods. However, our landfill municipal solid waste volumes continued to decline during the three and nine months ended September 30, 2011 as compared with the same prior year periods due to economic conditions, increased pricing, competition and increased focus on waste reduction and diversion by consumers.

We continue to strive for positive revenue growth from volumes; however, the impacts of (i) the continued weakness of the overall economic environment on our commercial and residential businesses; (ii) increasing focus on waste reduction and diversion by consumers; and (iii) pricing and competition continue to present challenges to maintaining and growing volumes.

Acquisitions and divestitures — Revenue increased $150 million and $255 million for the three and nine months ended September 30, 2011, respectively, due to acquisitions, principally associated with Oakleaf in our “Other” businesses, demonstrating our current focus on identifying strategic growth opportunities in new, complementary lines of business.

Operating Expenses

Our operating expenses increased $255 million, or 12.7%, and $513 million, or 8.7%, when comparing the three and nine months ended September 30, 2011 with the comparable prior-year periods, respectively. Our operating expenses as a percentage of revenues increased from 62.0% in the third quarter of 2010 to 64.2% in the current quarter, and increased from 63.1% for the nine months ended September 30, 2010 to 64.1% for the nine months ended September 30, 2011. The changes in our operating expenses during the three and nine months ended September 30, 2011 can largely be attributed to the following:

•	Higher market prices for recyclable commodities — Overall, market prices for recyclable commodities increased approximately 26% as compared with prior year levels on a year-to-date basis. The year-over-year increase is the result of the continued increase in recyclable commodity prices from the near-historic lows reached in late 2008 and early 2009. In March 2011, market prices almost attained the decade-high levels reached during the third quarter of 2008. Market pricing held very close to these levels during the second quarter of 2011 and, in the third quarter of 2011, reached new all time highs. This increase in market prices was the main driver of the current quarter increase in cost of goods sold, primarily customer recycling rebates, as presented in the table below and has also resulted in increased revenues and earnings this year;

•	Fuel cost increases — On average, diesel fuel prices increased 32% from $2.94 per gallon in the third quarter of 2010 to $3.87 per gallon in the third quarter of 2011. On a year-to-date basis, diesel fuel prices increased 31% from $2.94 per gallon in the first nine months of 2010 to $3.84 per gallon in the first nine months of 2011. Higher fuel costs caused increases in both our direct fuel costs and in the fuel component of our subcontractor costs for the three and nine months ended September 30, 2011. The unfavorable impact of year-over-year increases in fuel prices on our operating costs was offset by increased revenues attributable to our fuel surcharge program;

•	Acquisitions and growth initiatives — We have experienced cost increases attributable to recently acquired businesses and, to a lesser extent, our various growth and business development initiatives. We estimate that these cost increases affected each of the operating cost categories identified in the table below and accounted for over 40% of our total $513 million year-to-date increase in operating expenses. Our acquisition of Oakleaf increased operating costs by $91 million in the current quarter, primarily impacting subcontractor costs and, to a lesser extent, the cost of goods sold and other categories. The increase in operating expenses resulting from acquired businesses was more than offset by increased revenues from acquired businesses; and

•	Volume declines — During the three and nine months ended September 30, 2011, we continued to experience volume declines as a result of the ongoing weakness of the overall economic environment, pricing, competition and increased focus on waste reduction and diversion by consumers. We continue to manage our fixed costs and reduce our variable costs as we experience volume declines and have achieved cost savings as a result. These cost decreases have benefited each of the operating cost categories identified in the table below.

The following table summarizes the major components of our operating expenses, which include the impact of foreign currency translation, for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2011	2010	Change		2011	2010	Change

Labor and related benefits	$598	$576	$22	3.8%	$1,743	$1,723	$20	1.2%
Transfer and disposal costs	246	243	3	1.2	709	712	(3)	(0.4)
Maintenance and repairs	271	265	6	2.3	829	795	34	4.3
Subcontractor costs	277	217	60	27.6	658	577	81	14.0
Cost of goods sold	306	201	105	52.2	822	555	267	48.1
Fuel	161	122	39	32.0	471	366	105	28.7
Disposal and franchise fees and taxes	157	152	5	3.3	452	441	11	2.5
Landfill operating costs	69	73	(4)	(5.5)	193	248	(55)	(22.2)
Risk management	56	52	4	7.7	175	151	24	15.9
Other	120	105	15	14.3	344	315	29	9.2

	$2,261	$2,006	$255	12.7%	$6,396	$5,883	$513	8.7%

Significant year-over-year changes in our operating expenses by category are discussed below.

•	Labor and related benefits — The current quarter and year-to-date increases were due to higher hourly and salaried wages due to merit increases and additional employee expenses incurred from acquisitions and growth opportunities, offset in part by cost savings that have been achieved in the current year as volumes have declined. On a year-to-date basis this net increase has been partially offset by the impact of (i) a decrease in bonus expense, and (ii) $26 million in prior year charges incurred by our Midwest Group as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an underfunded multiemployer pension plan. These withdrawal charges were largely recognized during the first quarter of 2010.

•	Maintenance and repairs — The increase was due to higher costs in our geographic Groups largely attributable to increased fleet maintenance costs, which include services provided by third-parties, tires, parts and internal shop labor costs. The increase in expense for tires and parts reflects the worldwide increase in commodity prices. These increases were offset partially by the favorable impacts of differences in the timing and scope of planned maintenance projects at our waste-to-energy and landfill gas-to-energy facilities for both the current quarter and, to a lesser extent, the nine months ended September 30, 2011 as compared with the prior year periods and to decreases resulting from lower volumes.

•	Subcontractor costs — The current year increase in subcontractor costs was primarily a result of the Oakleaf acquisition, increased diesel fuel prices, other recent acquisitions, our various growth and business development initiatives and additional costs associated with servicing our in-plant services customers. Oakleaf utilizes a nationwide network of third-party haulers to service its customers. These increases were partially offset by the impacts of (i) additional prior year costs attributable to the oil spill clean-up projects in the gulf coast region during the second and third quarters; and (ii) cost savings that have been achieved in the current year as volumes have declined.

•	Cost of goods sold — The significant increase was primarily from higher customer rebates as a result of the improvement in recycling commodity pricing discussed above and, to a lesser extent, (i) increases in the volume of materials processed at our existing recycling facilities, and (ii) increases resulting from the Oakleaf acquisition and other recently acquired businesses.

•	Fuel — Higher direct costs for diesel fuel were due to an increase in market prices on a year-over-year basis of 32% and 31% for the three and nine months ended September 30, 2011, respectively.

•	Landfill operating costs — The decrease in these costs during the current year was due largely to:

•	The prior year recognition of net charges for estimates associated with environmental remediation liabilities of $13 million for two closed sites and $50 million for four closed sites during the three and nine months ended September 30, 2010, respectively. During the third quarter of 2011 the Company recognized a $9 million favorable revision to an environmental liability at one of these sites based on the estimated cost of the remediation alternative selected by the EPA; and

•	The prior year recognition of unfavorable adjustments of $6 million and $14 million during the three and nine months ended September 30, 2010, respectively, due to the decreases in United States Treasury rates. During the three and nine months ended September 30, 2010, the discount rate used to estimate the present value of our environmental remediation obligations and recovery assets decreased from 3.00% to 2.50% and from 3.75% to 2.50%, respectively.

•	The favorable impact of these items on the year-over-year comparison of landfill operating costs was offset, in part, by the current quarter recognition of an unfavorable adjustment of $17 million due to further decreases in United States Treasury rates from 3.50% to 2.00%; and

•	Additional current quarter landfill site costs experienced along the East Coast, which were due to significant rainfall, including the effects from Hurricane Irene and Tropical Storm Lee.

•	Risk management — The current year increase in risk management costs was primarily a result of several significant auto and general liability claims in the current year and the prior year recognition of a favorable adjustment associated with prior period claims.

•	Other — The increase in these costs during the current year was attributable, in part, to our various growth and business development initiatives and recently acquired businesses, including the Oakleaf acquisition. These cost increases were offset in part by prior year costs attributable to the oil spill clean-up project in the gulf coast region during the second and third quarters of 2010 and the payment from an insurance claim for business interruption and property damages in the third quarter of 2010 related to an outage resulting from the failure of a generator that occurred in the second quarter of 2010 at one of our waste-to-energy facilities.

Selling, General and Administrative

Our selling, general and administrative expenses increased by $11 million, or 3.0%, and $79 million, or 7.4%, when comparing the three and nine months ended September 30, 2011 with the comparable prior-year periods. The increases are largely due to (i) increased consulting costs of $6 million and $37 million during the three- and nine-month periods, respectively, incurred during the start-up phase of new cost savings programs focusing on procurement and operational and back-office efficiency; (ii) additional costs, principally in labor and related benefits, incurred to support our strategic plan to grow into new markets and provide expanded service offerings; and (iii) additional costs of $12 million attributable to our acquisition of Oakleaf. Additionally, our costs increased $11 million during the nine-month period, as a result of improvements we are making to our information technology systems. Our selling, general and administrative expenses as a percentage of revenues decreased from 11.4% for the third quarter of 2010 to 10.8% for the third quarter of 2011, and increased from 11.4% for the nine months ended September 30, 2010 to 11.5% for the nine months ended September 30, 2011.

The following table summarizes the major components of our selling, general and administrative expenses for the three-and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2011	2010	Change		2011	2010	Change

Labor and related benefits	$233	$220	$13	5.9%	$676	$630	$46	7.3%
Professional fees	39	46	(7)	(15.2)	146	129	17	13.2
Provision for bad debts	15	11	4	36.4	32	33	(1)	(3.0)
Other	93	92	1	1.1	290	273	17	6.2

	$380	$369	$11	3.0%	$1,144	$1,065	$79	7.4%

Labor and related benefits — In 2011, our labor and related benefits costs increased primarily due to (i) higher compensation costs due to an increase in headcount driven by our strategic growth plans, optimization initiatives, cost savings programs, and our acquisition of Oakleaf; (ii) higher salaries and hourly wages due to merit increases; and (iii) higher non-cash compensation costs incurred for our performance share units and our stock option equity awards granted under our long-term incentive plan, or LTIP, during the nine months of 2011; offset partially by lower costs associated with our executive salary deferral plan, the costs of which are directly affected by equity-market conditions. Similar to the stock option awards granted during 2010, the stock option equity awards that were granted in 2011 provide for continued vesting for three years following an employee’s retirement. Because retirement-eligible employees are not required to provide any future service to vest in these awards, we recognized all of the compensation expense associated with their awards immediately. The increase in these costs in 2011 is attributable to a significant increase in the number of stock option awards granted in 2011 over those granted in 2010, and an increase in the number of retirement-eligible employees receiving those awards. The increase in the number of stock option awards granted in 2011 was driven in part by a change in the composition of our 2011 annual LTIP award grant compared with our 2010 annual LTIP award grant to utilize stock options to a greater extent and to reduce the amount of performance share units awarded.

Professional fees — During the nine-month period ending September 30, 2011, our professional fees increased over the comparable prior-year period due to increased consulting fees primarily associated with our new cost savings programs. These fees declined significantly during the third quarter of 2011 as compared with the previous quarters of the current year. We have begun to see the associated benefits of these programs and expect the benefits to accelerate into future quarters. The following items more than offset the increase in consulting fees for the three-month comparison and slightly offset the increase in consulting fees for the nine-month comparison: (i) a reduction in legal fees associated primarily with the lawsuit related to the abandonment of revenue management software, which was settled in the second quarter of 2010, and (ii) lower costs during 2011 as compared with 2010 for costs associated with our strategic growth plans.

Provision for bad debts — During the current quarter, our provision for bad debts increased due in part to a required reserve associated with the bankruptcy of one of our recycling paper mill customers. Despite the current quarter increase, we still experienced a moderate reduction in our provision for bad debts for the nine months ended September 30, 2011, which reflects management’s continued focus on the collection of our receivables.

Other — We have experienced expense increases from litigation settlements and improvements we are making to our information technology systems.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2011	2010	Change		2011	2010	Change

Depreciation of tangible property and equipment	$200	$195	$5	2.6%	$599	$586	$13	2.2%
Amortization of landfill airspace	103	112	(9)	(8.0)	300	301	(1)	(0.3)
Amortization of intangible assets	14	10	4	40.0	36	30	6	20.0

	$317	$317	$—	0.0%	$935	$917	$18	2.0%

When comparing depreciation and amortization expense for the current quarter with the third quarter of 2010, the decrease in landfill airspace amortization is due to additional expense recorded in 2010 for adjustments to amortization rates at various landfill sites. The higher amortization rates at these landfills were principally attributable to increases in cost estimates.

The increases in depreciation of tangible property and equipment and amortization of intangible assets for the three-and nine-month periods can generally be attributed to our focus on the growth and development of our business through acquisitions and other investments. The current year increase in amortization expense for intangible assets is primarily related to the amortization of customer lists, which were acquired (i) through our acquisition of Oakleaf, (ii) by our Southern Group and (iii) by our recycling and electronic brokerage services business.

Restructuring

In July 2011, we took steps to streamline our organization as part of our cost savings programs. This reorganization eliminated over 700 employee positions throughout the Company, including approximately 300 open positions. During the three and nine months ended September 30, 2011, we recognized $15 million of pre-tax restructuring charges associated with this reorganization, which included $14 million of employee severance and benefit costs. Through September 30, 2011, we have paid approximately $4 million of the employee severance and benefit costs incurred as a result of this restructuring.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

During the third quarter of 2011, we recognized impairment charges relating to two facilities in our medical waste services business as a result of the closure of one site and as a result of continuing operating losses at the other site. We wrote down the net book values of the sites to their estimated fair values.

We filed a lawsuit in March 2008 related to the revenue management software implementation that was suspended in 2007 and abandoned in 2009. Accordingly, in 2009, we recognized a non-cash charge of $51 million for the abandonment of the licensed software. In April 2010, we settled the lawsuit and received a one-time cash payment. The settlement increased our “Income from operations” for the nine months ended September 30, 2010 by $77 million.

Income from Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2011	2010	Change		2011	2010	Change

Reportable segments:
Eastern	$146	$138	$8	5.8%	$407	$390	$17	4.4%
Midwest	175	149	26	17.4	460	372	88	23.7
Southern	194	218	(24)	(11.0)	579	624	(45)	(7.2)
Western	154	146	8	5.5	436	416	20	4.8
Wheelabrator	57	67	(10)	(14.9)	112	150	(38)	(25.3)
Other	(40)	(38)	(2)	(5.3)	(75)	(93)	18	(19.4)

	686	680	6	0.9	1,919	1,859	60	3.2
Corporate and Other	(143)	(136)	(7)	5.1	(443)	(317)	(126)	39.7

Total	$543	$544	$(1)	(0.2)%	$1,476	$1,542	$(66)	(4.3)%

Reportable Segments — During the three and nine months ended September 30, 2011, revenue growth from yield on our base business and the significant year-over-year improvement in market prices for recyclable commodities improved the results of operations of each of our geographic Groups on a year-over-year basis. These increases in our geographic Groups’ 2011 results were offset, in part, by (i) a decrease in income from operations caused by continued volume declines due to the economy, pricing, competition and increasing trends of waste reduction and diversion by consumers, (ii) an increase in salaries and wages due to annual merit increases effective in April, (iii) an increase in maintenance and repairs costs, and (iv) restructuring charges. The third quarter year-over-year decline in our Southern Group’s results was principally driven by these items.

Other significant items affecting the comparability of our Groups’ results of operations for the three and nine months ended September 30, 2011 and 2010 are summarized below:

Midwest — The income from operations of our Midwest Group for the nine months ended September 30, 2010 was significantly affected by the recognition of $26 million in charges incurred as a result of bargaining unit employees in Michigan and Ohio agreeing to our proposal to withdraw them from an underfunded multiemployer pension plan. These charges were largely recognized during the first quarter of 2010.

Southern — During the first quarter of 2011, the Group recognized a charge of $11 million related to litigation reserves. This charge was initially recognized in “Other” during the fourth quarter 2010. The Group’s operating results were also negatively affected by the volume decline previously discussed, which includes the unfavorable year-over-year impact of 2010 project volumes resulting from the oil spill clean-up project in the gulf coast region.

Wheelabrator — The decrease in income from operations of our Wheelabrator Group for the three and nine months ended September 30, 2011 as compared to the respective prior year periods was driven largely by (i) lower revenues due to the expiration of a long-term electric power capacity agreement that expired December 31, 2010; (ii) an increase in year-to-date maintenance costs at our facility in Portsmouth, Virginia that we acquired in April 2010; (iii) the unfavorable year-over-year impact of the payment from an insurance claim for business interruption and property damages in the third quarter of 2010 related to an outage resulting from the failure of a generator that occurred in the second quarter of 2010 at one of our facilities and (iv) additional expenses recognized for litigation reserves and associated compliance costs. A portion of the expenses for litigation and associated costs were initially recognized in “Other” during the fourth quarter of 2010. During the second and third quarters of 2011 the impact of these unfavorable items was partially offset by the benefit of an improvement in market prices for electricity and the timing of planned maintenance activity as compared with the prior year.

Other — The favorable change in operating results during the nine months ended September 30, 2011 is largely due to the reversal of certain year-end 2010 adjustments initially recorded in consolidation related to our reportable segments that are now included in the measure of segment income from operations used to assess their performance for 2011. These adjustments were primarily related to $15 million of additional expense recognized during the fourth quarter of 2010 for litigation and associated costs in our Southern and Wheelabrator Groups.

Corporate and Other — The change in expenses for the three and nine months ended September 30, 2011 as compared with the prior year is largely attributable to the following significant items:

•	the prior year benefit of $77 million resulting from a litigation settlement that occurred in April 2010;

•	the current year increase in “Selling, general and administrative” expenses as a result of cost increases attributable to (i) consulting fees primarily associated with our new cost savings programs focusing on procurement, operational and back-office efficiency, (ii) additional compensation expense due to transfers of certain field sales organization employees to the Corporate sales organization, annual salary and wage increases, headcount increases to support the Company’s strategic initiatives and an increase in costs attributable to our LTIP, and (iii) a favorable litigation settlement in the prior year;

•	the current quarter recognition of an unfavorable adjustment of $17 million due to a decrease in United States Treasury rates. The discount rate used to estimate the present value of our environmental remediation obligations and recovery assets decreased from 3.50% to 2.00%; and

•	the year-to-date increases in risk management costs, primarily a result of (i) several significant auto and general liability claims and (ii) the recognition of a favorable adjustment in the second quarter of 2010 associated with prior period claims. These increases in expenses were offset partially by:

•	the prior year recognition of charges of $50 million during the nine months ended September 30, 2010 for revisions in the estimated costs of our remedial liabilities at certain closed landfills;

•	the prior year recognition of an unfavorable adjustment of $13 million due to the decrease in United States Treasury rates. The discount rate used to estimate the present value of our environmental remediation obligations and recovery assets decreased from 3.75% to 3.00% and 3.00% to 2.50% during the second and third quarters of 2010, respectively; and

•	the current quarter recognition of a $9 million favorable adjustment to an environmental liability at one of the closed sites based on the estimated cost of the remediation alternative selected by the EPA.

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

We are disclosing the following supplemental information related to the operating results of our renewable energy operations for the three and nine months ended September 30, 2011 and 2010 (in millions) because we believe that it provides information related to the significance of our current renewable energy operations, the profitability of these operations, and the costs we are incurring to develop these operations. Although our Wheelabrator Group’s income from operations has declined year-over-year, we continue to make progress in the area of renewable energy.

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
		Landfill	Growth			Landfill	Growth
	Wheelabrator	Gas-to-Energy(a)	Opportunities(b)	Total	Wheelabrator	Gas-to-Energy(a)	Opportunities(b)	Total

Operating revenues (including intercompany)	$228	$36	$—	$264	$237	$32	$—	$269

Costs and expenses:
Operating	131	14	1	146	129	14	—	143
Selling, general & administrative	22	1	—	23	24	—	2	26
Depreciation and amortization	17	7	—	24	17	6	—	23
Restructuring and unusual items	1	—	—	1	—	—	—	—

	171	22	1	194	170	20	2	192

Income (loss) from operations	$57	$14	$(1)	$70	$67	$12	$(2)	$77

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
		Landfill	Growth			Landfill	Growth
	Wheelabrator	Gas-to-Energy(a)	Opportunities(b)	Total	Wheelabrator	Gas-to-Energy(a)	Opportunities(b)	Total

Operating revenues (including intercompany)	$664	$105	$—	$769	$660	$91	$—	$751

Costs and expenses:
Operating	429	43	2	474	391	36	1	428
Selling, general & administrative	72	3	2	77	72	2	3	77
Depreciation and amortization	50	20	—	70	47	17	—	64
Restructuring and unusual items	1	—	—	1	—	—	—	—

	552	66	4	622	510	55	4	569

Income (loss) from operations	$112	$39	$(4)	$147	$150	$36	$(4)	$182

(a)	Our landfill gas-to-energy business focuses on generating a renewable energy source from the methane that is produced as waste decomposes. The operating results include the revenues and expenses of landfill gas-to-energy plants that we own and operate, as well as revenues generated from the sale of landfill gas to third-party owner/operators. The operating results of our landfill gas-to-energy business are included within our geographic reportable segments and “Other.”

(b)	Includes businesses and entities we have acquired or invested in through our organic growth group’s business development efforts. These businesses include a landfill gas-to-LNG facility; landfill gas-to-diesel fuels technologies; organic waste streams-to-fuels technologies; and other engineered fuels technologies. The operating results of our growth opportunities are included within “Other” in our assessment of our income from operations by segment.

Interest Expense

Our interest expense was $118 million and $358 million during the three and nine months ended September 30, 2011 compared with $126 million and $354 million during the three and nine months ended September 30, 2010. The $8 million, or 6.3%, decrease in interest expense for the three-month period is primarily due to (i) a decline in our financial assurance costs, which can be attributed to the amendment and restatement of our $2.0 billion credit facility in May 2011 and a reduction in the amount of letters of credit outstanding; (ii) the repayment of senior notes and tax-exempt project bonds with relatively high interest rates upon their scheduled maturities; (iii) an increase in capitalized interest due to higher capital spending; and (iv) a decline in market interest rates, which has reduced the cost of certain of our tax-exempt debt. These reductions in interest expense were partially offset by an increase in our overall debt balances. The incremental indebtedness has been secured at a weighted average rate of approximately 3.25%.

The year-to-date increase in interest expense can generally be attributed to (i) a decrease in the benefits provided by active and terminated interest rate swap agreements due to the maturity of the underlying senior notes; (ii) the higher cost of our previous revolving credit facility, which had been executed in June 2010; and (iii) an increase in our overall debt balances. These increases were largely offset by (i) the scheduled repayment upon their maturities of senior notes and tax-exempt project bonds with relatively high interest rates; and (ii) a decline in market interest rates, which has reduced the cost of certain of our tax-exempt debt.

Equity in Net Losses of Unconsolidated Entities

Beginning in April 2010, our “Equity in net losses of unconsolidated entities” has been primarily related to our noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. In January 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 14 to the Condensed Consolidated Financial Statements for more information related to these investments.

Provision for Income Taxes

We recorded a provision for income taxes of $136 million during the third quarter of 2011, representing an effective income tax rate of 32.3%, compared with a provision for income taxes of $153 million during the third quarter of 2010, representing an effective income tax rate of 37.3%. Our effective income tax rate for the nine months ended September 30, 2011 was 34.0% compared with 39.8% for the nine months ended September 30, 2010. The decrease in our provision for income taxes when comparing both the three and nine months ended September 30, 2011 to the prior year is due primarily to the increased benefit of federal tax credits and audit settlements, as well as favorable adjustments to our accruals resulting from the filing of our 2010 income tax returns in the third quarter of 2011. In addition, in the second quarter of 2010 we recorded an increase in our state deferred income taxes to reflect the impact of changes in the estimated income tax rate at which temporary differences would be realized.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes by $9 million and $4 million, respectively, for the three months ended September 30, 2011 and by $27 million and $11 million, respectively, for the nine months ended September 30, 2011. Our tax provision for the three and nine months ended September 30, 2010, was reduced by $7 million and $18 million, respectively, as a result of our investment in low-income housing properties. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

On July 28, 2011, we acquired Oakleaf and its primary operations. Oakleaf did not materially impact our provision for income taxes or the effective income tax rate for the three and nine months ended September 30, 2011. We did receive, as a part of the acquisition, income tax attributes (primarily federal and state net operating losses). While these tax attributes, when realized, will not affect our overall provision for income taxes, they will have a favorable impact on our cash taxes, although we do not anticipate the impact to be material to our overall cash flow from operations.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, signed into law on December 17, 2010, included an extension of the bonus depreciation allowance through the end of 2012 and increased the amount of qualifying capital expenditures that can be depreciated immediately from 50 percent to 100 percent. The 100 percent depreciation deduction applies to qualifying property placed in service from September 8, 2010 through December 31, 2011. The acceleration of deductions on 2011 capital expenditures resulting from the bonus depreciation provision will have no impact on our effective tax rate. However, the ability to accelerate depreciation deductions is expected to decrease our 2011 cash taxes by approximately $190 million. Taking the accelerated tax depreciation in the current period will result in increased cash taxes in future periods when the accelerated deductions for these capital expenditures would have otherwise been taken.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $13 million and $36 million for the three and nine months ended September 30, 2011 and $14 million and $36 million for the three and nine months ended September 30, 2010. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator Group. Refer to Note 14 to the Condensed Consolidated Financial Statements for information related to the consolidation of these variable interest entities.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of September 30, 2011 and December 31, 2010 (dollars in millions):

	September 30,	December 31,
	2011	2010

Cash and cash equivalents	$282	$539

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$121	$120
Tax-exempt bond funds	36	14
Other	3	12

Total restricted trust and escrow accounts	$160	$146

Debt:
Current portion	$225	$233
Long-term portion	9,388	8,674

Total debt	$9,613	$8,907

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$108	$79

As of September 30, 2011, we had $348 million of debt maturing within the next twelve months, including U.S. $133 million under our Canadian credit facility. The amount reported as the current portion of long-term debt as of September 30, 2011 excludes $123 million of these scheduled repayments because we have the intent and ability to refinance portions of our current maturities on a long-term basis.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine-month periods ended September 30 (in millions):

	Nine Months
	Ended
	September 30,
	2011	2010

Net cash provided by operating activities	$1,737	$1,653

Net cash used in investing activities	$(1,535)	$(1,175)

Net cash used in financing activities	$(459)	$(1,069)

Net Cash Provided by Operating Activities — We generated $1,737 million of cash flows from operating activities during the nine-month period ended September 30, 2011, compared with $1,653 million during the nine-month period ended September 30, 2010. The $84 million year-over-year increase in cash provided by operating activities was primarily related to a $226 million decline in cash paid for income taxes, offset, in part, by the impacts of two non-recurring cash inflows on our operating cash in 2010.

•	Decreased income tax payments — The significant decrease in cash taxes paid in 2011 is due in large part to the extension of the bonus depreciation legislation. The ability to accelerate depreciation deductions is expected to decrease our full year 2011 cash taxes by $190 million. Also contributing to the decrease in cash paid for taxes in 2011, is an increase in federal tax credits provided by our investments in two unconsolidated entities. These investments are discussed in Note 5 and Note 14 of the Condensed Consolidated Financial Statements.

•	2010 Non-recurring cash inflows — Two significant cash transactions benefited cash provided by operating activities for the nine months ended September 30, 2010. In the second quarter of 2010, we received $77 million for a litigation settlement, and in the third quarter of 2010, we received a $65 million federal tax refund related to the liquidation of a foreign subsidiary in 2009.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine-month periods ended September 30, 2011 and 2010 are summarized below:

•	Capital expenditures — We used $909 million during the first nine months of 2011 for capital expenditures compared with $737 million in the first nine months of 2010, an increase of $172 million. The increase in capital expenditures in 2011 is a result of our increased spending on natural gas vehicles and fueling infrastructure, information technology infrastructure and growth initiatives and taking advantage of the bonus depreciation legislation. The year-over-year comparison was also affected by timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $206 million of our fourth quarter 2010 spending was paid in cash in the first quarter of 2011 compared with approximately $145 million of our fourth quarter 2009 spending that was paid in the first quarter of 2010.

•	Acquisitions — Our spending on acquisitions was $645 million in the first nine months of 2011 compared with $343 million in the first nine months of 2010. On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf, which provides outsourced waste and recycling services through a nationwide network of third-party haulers. We continue to focus on accretive acquisitions and growth opportunities that will contribute to improved future results of operations and enhance and expand our existing service offerings.

•	Investments in unconsolidated entities — We made $92 million of cash investments in unconsolidated entities during the first nine months of 2011. These investments included a $48 million payment made to acquire a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility in North Dakota, and $44 million of investments primarily related to furthering our goal of growing into new markets by investing in greener technologies.

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

Net Cash Used in Financing Activities — During the nine months ended September 30, 2011, net cash used in financing activities was $459 million, compared with $1,069 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the nine-month periods ended September 30, 2011 and 2010 are summarized below:

•	Debt borrowings and repayments — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Nine Months
	Ended
	September 30,
	2011	2010

Borrowings:
Revolving credit facility	$100	$—
Canadian credit facility	—	183
Senior notes	893	592
Capital leases and other debt	8	—

	$1,001	$775

Repayments:
Revolving credit facility	$(100)	$—
Canadian credit facility	(77)	(236)
Senior notes	(147)	(600)
Tax exempt bonds	(25)	(52)
Tax exempt project bonds	(30)	—
Capital leases and other debt	(46)	(44)

	$(425)	$(932)

Net borrowings (repayments)	$576	$(157)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•	Share repurchases and dividend payments — We repurchased 16.4 million shares of our common stock for $546 million during the first nine months of 2011, of which approximately $18 million was paid in October 2011 compared with 13.4 million shares of our common stock for $445 million during the first nine months of 2010, of which approximately $2 million was paid in October 2010. We increased our rate of repurchases during the third quarter of 2011, during which time the price of our stock reached its lowest levels for the previous 52-week period. We continued this acceleration of repurchases into October 2011 and have completed our common stock repurchases for 2011 under the capital allocation program approved by the Board of Directors, which provided for up to $575 million in common stock repurchases in 2011.

We paid $481 million in cash dividends in the first nine months of 2011 compared with $454 million in the first nine months of 2010. The increase in dividend payments is due to our quarterly per share dividends declared increasing from $0.315 in 2010 to $0.34 in 2011, partially offset by a reduction in the number of our outstanding shares as a result of our share repurchase program.

•	Other — Net cash used for our other financing activities was $43 million during the first nine months of 2011 (including $7 million of financing costs paid to amend and restate our $2.0 billion revolving credit facility) compared with $17 million during the first nine months of 2010 (including $13 million of financing costs paid to execute our $2.0 billion revolving credit facility). In 2011, the use of cash was driven by changes in our accrued liabilities for checks written in excess of related cash balances due to the timing of cash deposits or payments.

Liquidity Impacts of Uncertain Tax Positions

We have liabilities associated with uncertain tax positions and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheet because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that approximately $8 million of liabilities for uncertain tax positions, including accrued interest, and $3 million of related deferred tax assets may be reversed within the next twelve months. The anticipated reversals are related to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 8 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2011, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Information about market risks as of September 30, 2011, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2011 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls over Financial Reporting

Management, together with our Chief Executive Officer and principal financial officer, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes common stock repurchases made during the third quarter of 2011:

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share(a)	Programs	the Plans or Programs(b)

July 1 — 31	1,377,806	$35.95	1,377,806	$349 Million
August 1 — 31	6,290,810	$30.69	6,290,810	$156 Million
September 1 — 30(c)	4,061,404	$31.28	4,061,404	$29 Million

Total	11,730,020	$31.51	11,730,020

(a)	This amount represents the weighted average price paid per share and includes a per-share commission paid for all repurchases.

(b)	We purchased the remaining maximum allowable amount of shares under our capital allocation program in October 2011.

(c)	The amounts reported include 555,600 shares repurchased for an aggregate of approximately $18 million that were initiated in September, but settled in cash in October.

Item 6.	Exhibits.

Exhibit No.			Description

4.1		—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of Waste Management, Inc.’s 2.60% Senior Notes due 2016.
4.2		—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of Waste Management, Inc.’s 2.60% Senior Notes due 2016.
10.1		—	Employment Agreement by and between the Company and Steven C. Preston dated October 5, 2011. [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2011].
10.2		—	Employment Agreement by and between the Company and James C. Fish, Jr. dated August 15, 2011.
10.3		—	Employment Agreement by and between the Company and William K. Caesar dated August 23, 2011.
31.1		—	Certification Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.
31.2		—	Certification Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended, of Steven C. Preston, Executive Vice President — Finance, Recycling and Energy Services.
32.1		—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.
32.2		—	Certification Pursuant to 18 U.S.C. §1350 of Steven C. Preston, Executive Vice President — Finance, Recycling and Energy Services.
101	.INS	—	XBRL Instance Document.
101	.SCH	—	XBRL Taxonomy Extension Schema Document.
101	.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.
101	.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ STEVEN C. PRESTON
Steven C. Preston
Executive Vice President —
Finance, Recycling & Energy Services
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ GREG A. ROBERTSON
Greg A. Robertson
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: October 27, 2011