Form 10-K
period 2011-12-31
WASTE MANAGEMENT INC
filed 2012-02-16
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12154

Waste Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware	73-1309529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin Street, Suite 4000 Houston, Texas	77002 (Zip code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2011 was approximately $17.6 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 10, 2012 was 461,374,381 (excluding treasury shares of 168,908,080).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business.

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

We are the leading provider of comprehensive waste management services in North America. Our subsidiaries provide collection, transfer, recycling, and disposal services. We are also a leading developer, operator and owner of waste-to-energy and landfill gas-to-energy facilities in the United States. Our customers include residential, commercial, industrial and municipal customers throughout North America. During 2011, our largest customer represented approximately 1% of annual revenues. We employed approximately 44,300 people as of December 31, 2011.

Through our core waste management services, we own or operate 271 landfill sites, which is the largest network of landfills in our industry. In order to make disposal more practical for larger urban markets, where the distance to landfills or waste-to-energy facilities is typically farther, we manage 287 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy. One method we use involves recovering the gas produced naturally as waste decomposes in landfills for use in the generation of electricity. We also use waste to create energy through a highly efficient combustion process. Our waste-to-energy subsidiary, Wheelabrator Technologies Inc., operates 22 plants that produce clean, renewable energy. We are a leading recycler in North America, handling materials that include paper, cardboard, glass, plastic, metal and electronics. Through our recycling operations, we provide cost-efficient, environmentally sound programs for municipalities, businesses and households across the U.S. and Canada. In addition to traditional waste operations, we are also expanding to increase the service offerings we provide for our customers.

Our Company’s goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders, and achievement of our goals is intended to meet the needs of a changing industry. The waste industry continues to confront significant changes. Our Company and others have recognized the value of the traditional waste stream as a potential resource. Landfill volumes have declined in recent years, as customers are increasingly using alternatives to traditional disposal, such as recycling and composting, while also working to reduce the waste they generate. Accomplishment of our goals will grow our Company and allow us to meet the needs of our customers and communities as they, too, Think Green®. We believe that helping our customers achieve their environmental goals will enable us to achieve profitable growth.

Our Company is dedicated to three transformational goals that we believe will drive continued growth and leadership in a dynamic industry: know more about our customers and how to service them than anyone else; use conversion and processing technology to extract more value from the materials we manage; and continuously improve our operational efficiency. We intend to pursue achievement of our long-term goals in the short-term through efforts to:

•

Grow our markets by implementing customer-focused growth, through customer segmentation and through strategic acquisitions, while maintaining our pricing discipline and increasing the amount of recyclable materials we manage each year;

•	Grow our customer loyalty;

•	Grow into new markets by investing in greener technologies; and

•	Pursue initiatives that improve our operations and cost structure.

These efforts will be supported by ongoing improvements in information technologies. We believe that execution of our strategy will provide long-term value to our stockholders. In addition, we intend to continue to return value to our stockholders through common stock repurchases and dividend payments. In December 2011, we announced that our Board of Directors expects that quarterly dividend payments will be increased to $0.355 per share in 2012, which is a 4.4% increase from the quarterly dividend we paid in 2011. This will result in an increase in the amount of free cash flow that we expect to pay out as dividends for the ninth consecutive year and is an indication of our ability to generate strong and consistent cash flows. All quarterly dividends will be declared at the discretion of our Board of Directors.

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

The table below shows the total revenues (in millions) contributed annually by each of our Groups, or reportable segments, in the three-year period ended December 31, 2011. More information about our results of operations by reportable segment is included in Note 21 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report.

	Years Ended December 31,
	2011	2010	2009
Eastern	$3,115	$2,943	$2,960
Midwest	3,213	3,048	2,855
Southern	3,390	3,461	3,328
Western	3,282	3,173	3,125
Wheelabrator	877	889	841
Other	1,532	963	628
Intercompany	(2,031)	(1,962)	(1,946)

Total	$13,378	$12,515	$11,791

The services we provide include collection, landfill (solid and hazardous waste landfills), transfer, waste-to-energy facilities and independent power production plants, recycling and other services, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years indicated:

	Years Ended December 31,
	2011	2010	2009
Collection	$8,406	$8,247	$7,980
Landfill	2,611	2,540	2,547
Transfer	1,280	1,318	1,383
Wheelabrator	877	889	841
Recycling	1,580	1,169	741
Other	655	314	245
Intercompany	(2,031)	(1,962)	(1,946)

Total	$13,378	$12,515	$11,791

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

Landfill.    Landfills are the main depositories for solid waste in North America. At December 31, 2011, we owned or operated 266 solid waste landfills, which represents the largest network of landfills in North America. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

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

Transfer.    At December 31, 2011, we owned or operated 287 transfer stations in North America. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites. At December 31, 2011, our WM Healthcare Solutions subsidiary (discussed below) also had 21 smaller transfer operations (separate from its ten processing facilities, but some of which are located at other existing Company facilities) that are permitted to consolidate regulated medical waste collections for disposal.

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

Wheelabrator.    As of December 31, 2011, we owned or operated 17 waste-to-energy facilities and five independent power production plants, or IPPs, which are located in the Northeast, in the Mid-Atlantic, and in Florida, California and Washington.

At our waste-to-energy facilities, solid waste is burned at high temperatures in specially designed boilers to produce heat that is converted into high-pressure steam. As of December 31, 2011, our waste-to-energy facilities were capable of processing up to 22,300 tons of solid waste each day. In 2011, our waste-to-energy facilities received and processed 8 million tons of solid waste, or approximately 22,000 tons per day.

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

We generate steam at our waste-to-energy and IPPs facilities for the production of electricity. We sell the electricity produced at our facilities into wholesale markets, which include investor-owned utilities, power marketers and regional power pools. Some of our facilities also sell steam directly to end users. Fees charged for electricity and steam at our waste-to-energy facilities and IPPs have generally been subject to the terms and conditions of long-term contracts that include interim adjustments to the prices charged for changes in market conditions such as inflation, electricity prices and other general market factors. During 2010 and 2009, several of our long-term energy contracts and short-term pricing arrangements expired, significantly increasing our waste-to-energy revenues’ exposure to volatility attributable to changes in market prices for electricity, which generally correlate with fluctuations in natural gas prices in the markets in which we operate. Our market-price volatility will continue to increase as additional long-term contracts expire. The next long-term contract will expire in March 2012. We use short-term “receive fixed, pay variable” electricity commodity swaps to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. Refer to the Quantitative and Qualitative Disclosures About Market Risk section of this report for additional information about the Company’s current considerations related to the management of this market exposure.

We continue to look at opportunities to expand our waste-to-energy business. In 2010, we made two investments which increased the total assets of our Wheelabrator Group by $318 million. In the first quarter of 2010, we paid $142 million to acquire a 40% equity investment in Shanghai Environment Group (“SEG”), a subsidiary of Shanghai Chengtou Holding Co., Ltd. As a joint venture partner in SEG, we will participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG will also focus on building new waste-to-energy facilities in China. As of December 31, 2011, SEG owned and operated two waste-to-energy facilities, five landfills and five transfer stations. An additional five waste-to-energy facilities were under construction. Our share of SEG’s earnings are included in “Equity in net losses in unconsolidated entities” in our Consolidated Statement of Operations. In the second quarter of 2010, we paid $150 million for the acquisition of a waste-to-energy facility in Portsmouth, Virginia. Additionally, Wheelabrator is actively pursuing development projects with industry partners and pursuing other opportunities to provide waste-to-energy services in the United Kingdom.

Recycling.    Our recycling operations provide communities and industries with an alternative to traditional landfill disposal and support our strategic goals to extract more value from the materials we manage. In 2001, we became the first major solid waste company to focus on residential single-stream recycling, which allows customers to mix recyclable paper, plastic and glass in one bin. Residential single-stream programs have greatly increased the recycling rates. Single-stream recycling is possible through the use of various mechanized screens and optical sorting technologies. We have also been advancing the single-stream recycling programs for commercial applications. Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. Our recycling operations include the following:

Materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. We operate 107 MRFs where paper, cardboard, metals, plastics, glass, construction and demolition materials and other recyclable commodities are recovered for resale. We also operate 13 secondary processing facilities where recyclable materials can be further processed into raw products used in the manufacturing of consumer goods. Materials processing services include data destruction and automated color sorting.

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

Other.    Other services not managed within our Groups include the following:

We provide recycling brokerage services which involves managing the marketing of recyclable materials for third parties. The experience of our recycling operations in managing recyclable commodities for our own operations gives us the expertise needed to effectively manage volumes for third parties. Utilizing the resources and knowledge of our recycling operations’ service centers, we can assist customers in marketing and selling their recyclable commodities with little to no capital requirements. We also provide electronics recycling. We recycle discarded computers, communications equipment, and other electronic equipment. Services include the collection, sorting and disassembling of electronics in an effort to reuse or recycle all collected materials. In recent years, we have teamed with major electronics manufacturers to offer comprehensive “take-back” programs of their products to assist the general public in disposing of their old electronics in a convenient and environmentally safe manner.

WM Sustainability Services provides a variety of sustainability services to businesses and organizations. This includes in-plant services, where our employees work full-time inside our customers’ facilities to provide full-service waste management solutions and consulting services. Our vertically integrated waste management operations enable us to provide customers with full management of their waste. The breadth of our service offerings and the familiarity we have with waste management practices gives us the unique ability to assist customers in minimizing waste they generate, identifying recycling opportunities and determining the most efficient means available for waste collection and disposal.

We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy Program. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The EPA endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. At December 31, 2011, landfill gas beneficial use projects were producing commercial quantities of methane gas at 131 of our solid waste landfills. At 102 of these landfills, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. At 18 landfills, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. At ten landfills, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers. At one landfill, the gas is processed into liquefied natural gas and used as vehicle fuel.

Although many waste management services such as collection and disposal are local services, our Strategic Accounts program works with customers whose locations span the United States. Our Strategic Accounts program provides centralized customer service, billing and management of accounts to streamline the administration of customers’ multiple and nationwide locations’ waste management needs. On July 28, 2011, we acquired Oakleaf Global Holdings and its primary operations (“Oakleaf”), which provides outsourced waste and recycling services through a nationwide network of third-party haulers. Oakleaf has increased our national accounts customer base and enhanced our ability to provide comprehensive environmental solutions.

Our WM Healthcare Solutions subsidiary offers integrated medical waste services for healthcare facilities, pharmacies and individuals. We provide full-service solutions to facilities to assist them in best practices, identifying waste streams and proper disposal.

We also have begun investing in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations. These investments include joint ventures, acquisitions and partial ownership interests. The solutions and services include the collection of project waste, including construction debris and household or yard waste, through our Bagster® program; the development, operation and marketing of plasma gasification facilities; operation of a landfill gas-to-liquid natural gas plant; solar powered trash compactors; and organic waste-to-fuel conversion technology. Part of our expansion of services includes offering portable self-storage services; fluorescent bulb and universal waste mail-back through our LampTracker® program; and a sharps mail return program through which individuals can safely dispose of their used syringes and lancets using our MedWaste Tracker® system. In addition, we have made investments that involve acquisition and development of interests in oil and gas producing properties. Finally, we rent portable restroom facilities to municipalities and commercial customers under the name Port-o-Let®, we service such facilities and we provide street and parking lot sweeping services.

Competition

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists primarily of two national waste management companies, regional companies and local companies of varying sizes and financial resources, including companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities and companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations.

Operating costs, disposal costs and collection fees vary widely throughout the geographic areas in which we operate. The prices that we charge are determined locally, and typically vary by volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, the availability of airspace within the geographic region, labor costs and amount and type of equipment furnished to the customer. We face intense competition in our core business based on pricing and quality of service. We have also begun competing for business based on service offerings. As companies, individuals and communities look for ways to be more sustainable, we are investing in greener technologies and promoting our comprehensive services that go beyond our core business of collecting and disposing of waste.

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

Employees

At December 31, 2011, we had approximately 44,300 full-time employees, of which approximately 8,300 were employed in administrative and sales positions and the balance in operations. Approximately 9,200 of our employees are covered by collective bargaining agreements.

Financial Assurance and Insurance Obligations

Financial Assurance

Municipal and governmental waste service contracts generally require contracting parties to demonstrate financial responsibility for their obligations under the contract. Financial assurance is also a requirement for obtaining or retaining disposal site or transfer station operating permits. Various forms of financial assurance are also required to support variable-rate tax-exempt debt and by regulatory agencies for estimated final capping, closure, post-closure and environmental remedial obligations at many of our landfills.

We establish financial assurance using surety bonds, letters of credit, insurance policies, trust and escrow agreements and financial guarantees. The type of assurance used is based on several factors, most importantly: the jurisdiction, contractual requirements, market factors and availability of credit capacity. The following table summarizes the various forms and dollar amounts (in millions) of financial assurance that we had outstanding as of December 31, 2011:

Surety bonds:
Issued by consolidated subsidiary(a)	$215
Issued by affiliated entity(b)	1,003
Issued by third-party surety companies	1,734

Total surety bonds		$2,952
Letters of credit:
Revolving credit facility(c)	1,012
Letter of credit facilities(d)	502
Other lines of credit	251

Total letters of credit		1,765
Insurance policies:
Issued by consolidated subsidiary(a)	1,057
Issued by affiliated entity(b)	24
Issued by third-party insurance companies	182

Total insurance policies		1,263
Funded trust and escrow accounts(e)		137
Financial guarantees(f)		252

Total financial assurance(g)		$6,369

(a)	We use surety bonds and insurance policies issued by a wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue financial assurance to WM and its subsidiaries. National Guaranty Insurance Company is authorized to write up to approximately $1.5 billion in surety bonds or insurance policies for our final capping, closure and post-closure requirements, waste collection contracts and other business-related obligations.

(b)	We hold a noncontrolling interest in an entity that we use to obtain financial assurance. Our contractual agreement with this entity does not specifically limit the amounts of surety bonds or insurance that we may obtain, making our financial assurance under this agreement limited only by the guidelines and restrictions of surety and insurance regulations.

(c)	WM has a $2.0 billion revolving credit facility with a term ending May 2016. At December 31, 2011, we had $150 million of outstanding borrowings and $1,012 million of letters of credit issued and supported by the facility. The unused and available credit capacity of the facility was $838 million as of December 31, 2011.

(d)	We have an aggregate committed capacity of $505 million under letter of credit facilities with terms ending from June 2013 to June 2015. As of December 31, 2011, no borrowings were outstanding under these letter of credit facilities and we had $3 million of unused or available credit capacity.

(e)	Our funded trust and escrow accounts generally have been established to support landfill final capping, closure, post-closure and environmental remediation obligations and our performance under various operating contracts. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts. The assets held in our funded trust and escrow accounts may be drawn and used to meet the obligations for which the trusts and escrows were established.

(f)	WM provides financial guarantees on behalf of its subsidiaries to municipalities, customers and regulatory authorities. They are provided primarily to support our performance of landfill final capping, closure and post-closure activities.

(g)	The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under accounting principles generally accepted in the U.S.

Virtually no claims have been made against our financial assurance instruments in the past, and considering our current financial position, management does not expect there to be claims against these instruments that will have a material adverse effect on our Consolidated Financial Statements.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. As of December 31, 2011, our general liability insurance program carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2011, our auto liability insurance program included a per incident base deductible of $5 million, subject to additional deductibles of $4.8 million in the $5 million to $10 million layer. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2011 are summarized in Note 11 to the Consolidated Financial Statements.

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

Regulation

Our business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. EPA, Environment Canada, and various other federal, state and local environmental, zoning, transportation, land use, health and safety agencies in the United States and Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. In recent years, we have perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. We expect this heightened governmental focus on regulation and enforcement to continue.

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

•

The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and large municipal waste-to-energy facilities. Standards have also been imposed on manufacturers of transportation vehicles (including waste collection vehicles). In 1996 the EPA issued new source performance standards and emission guidelines controlling landfill gases from new and existing large landfills. In January 2003, the EPA issued Maximum Achievable Control Technology standards for municipal solid waste landfills subject to the new source performance standards. These regulations impose limits on air emissions from large municipal solid waste landfills, subject most of our large municipal solid waste landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site.

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

We are also actively monitoring the following recent developments in United States federal statutes affecting our business:

•

In 2010, the EPA issued the Prevention of Significant Deterioration, or PSD, and Title V Greenhouse Gas, or GHG, Tailoring Rule which expanded the EPA’s federal air permitting authority to include the six GHGs, including methane and carbon dioxide. Air permits for new and modified large municipal solid waste landfills, waste-to-energy facilities and landfill gas-to-energy facilities could be impacted, but the degree of impact is incumbent upon the EPA’s final determination on permitting of biogenic GHG emissions (e.g. carbon dioxide) as well as the EPA’s or implementing states’ determinations on what may constitute “Best Available Control Technology” for new projects exceeding certain thresholds. In addition, recent final and proposed reductions in certain National Ambient Air Quality Standards and related PSD increment/significance thresholds could impact the cost, timeliness and availability of air permits for new and modified large municipal solid waste landfills, waste-to-energy facilities and landfill gas-to-energy facilities. In general, controlling emissions involves drilling collection wells into a landfill and routing the gas to a suitable energy recovery system or combustion device. The landfill gas at 131 of our solid waste landfills is currently being captured and utilized for its renewable energy value. Efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with resulting capital or operating costs; however, we do not believe that such regulations will have a material adverse impact on our business as a whole. See Item 1A. Risk Factors — “The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.”

•

In 2011, the EPA published the Non-Hazardous Secondary Materials, or NHSM, Rule, which provides the standards and procedures for identifying whether NHSM are solid waste under RCRA when used as fuels or ingredients in combustion units. The EPA also published new source performance standards and emission guidelines for commercial and industrial solid waste incineration units, and Maximum Achievable Control Technology Standards for commercial and industrial boilers. The EPA has published clarifications and is currently considering amendments to these rules. In addition, there is litigation surrounding the rules and there is proposed legislation seeking to delay implementation and revise the requirements. Some of the potential regulatory outcomes could have a significant impact on some of our projects in which we are seeking to convert biomass or other secondary materials into products, fuels or energy, as well as some of our landfill gas to energy and biomass to energy projects. It is not possible to quantify the financial impact of these rulemakings, which are being reconsidered at this time. However, we do not believe the rules will have a material adverse impact on our business as a whole.

There are also various state or provincial and local regulations that affect our operations. Each state and province in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution, and, in most cases, releases and cleanup of hazardous substances and liabilities for such matters. States and provinces have also adopted regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Some counties, municipalities and other local governments have adopted similar laws and regulations. Our facilities and operations are likely to be subject to these types of requirements.

In addition, our landfill and waste-to-energy operations are affected by the increasing preference for alternatives to landfill and waste-to-energy disposal. Several state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard and food waste, at landfills or waste-to-energy facilities. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also have been or are under consideration by the U.S. Congress and the EPA.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2012 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

The waste industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists primarily of two national waste management companies, regional companies and local companies of varying sizes and financial resources, including companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities and companies that seek to use parts of the waste stream as feedstock for renewable energy and other by products. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, competitors may reduce their prices to expand sales volume or to win competitively-bid contracts, including large national accounts and exclusive franchise arrangements with municipalities. When this happens, we may lose customers and be unable to execute our pricing strategy, resulting in a negative impact to our revenue growth from yield on base business.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. We have adopted a business strategy built on three key initiatives: know more about our customers and how to service them than anyone else; use conversion and processing technology to extract more value from the materials we manage; and continuously improve our operational efficiency. In the short-term, we intend to pursue these initiatives through efforts to:

•

Grow our markets by implementing customer-focused growth, through customer segmentation and through strategic acquisitions, while maintaining our pricing discipline and increasing the amount of recyclable materials we manage each year;

•	Grow our customer loyalty;

•	Grow into new markets by investing in greener technologies; and

•	Pursue initiatives that improve our operations and cost structure.

There are risks involved in pursuing our strategy, including the following:

•	Our strategy may result in a significant change to our business, and our employees, customers or investors may not embrace and support our strategy.

•	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.

•	Customer segmentation is new to our business, and it could result in fragmentation of our efforts, rather than improved customer relationships.

•

In efforts to enhance our revenues, we have implemented price increases and environmental fees, and we have continued our fuel surcharge program to offset fuel costs. The loss of volumes as a result of price increases may negatively affect our cash flows or results of operations.

•	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.

•

Our ability to make strategic acquisitions and invest in greener technologies depends on our ability to identify desirable acquisition or investment targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, and realize the benefits we expect from those transactions.

•

Acquisitions, investments and/or new service offerings may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure to operate within budget, integration issues, or regulatory issues, among others.

•	Integration of acquisitions, investments and/or new services offerings could increase our exposure to the risk of inadvertent noncompliance with applicable laws and regulations.

•	Execution of our strategy may cause us to incur substantial research and development costs and/or additional indebtedness, which may divert capital away from our traditional business operations.

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

The waste industry is subject to extensive government regulation; existing or future regulations and/or enforcement actions may restrict our operations, increase our costs of operations or require us to make additional capital expenditures.

Stringent government regulations at the federal, state, provincial, and local level in the United States and Canada have a substantial impact on our business, and compliance with such regulations is costly. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. In recent years, we have perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations, in the waste services industry. We expect this heightened governmental focus on regulation and enforcement to continue. Among other things, governmental regulations and enforcement actions may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

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

We also have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills. We establish accruals for these estimated costs, but we could underestimate such accruals. Environmental regulatory changes could accelerate or increase capping, closure, post-closure and remediation costs, requiring our expenditures to materially exceed our current accruals.

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

Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and glass, all of which are subject to significant market price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard and old newsprint. The fluctuations in the market prices or demand for these commodities, particularly demand from Chinese paper mills, can affect our operating income and cash flows negatively, as we experienced in 2009, or positively, as we experienced in 2010 and 2011. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations. The decline in market prices in 2009 for commodities resulted in a year-over-year decrease in revenue of $447 million compared with 2008. Increases in the prices of recycling commodities resulted in year-over-year increases in revenue of $423 million and $216 million in 2010 and 2011, respectively. Market prices for recyclable commodities have increased significantly from the near-historic lows experienced in late 2008 and early 2009. Overall commodity prices have increased year-over-year approximately 57% and 18% in 2010 and 2011, respectively. Despite the recent positive trend in commodity prices, these prices may fluctuate substantially and without notice in the future. Additionally, our recycling operations offer rebates to suppliers. Therefore, even if we experience higher revenues based on increased market prices for commodities, the rebates we pay will also increase. In other circumstances, the rebates may be subject to a floor, such that as market prices decrease, any expected profit margins on materials subject to the rebate floor are eliminated.

There are also significant price fluctuations in the price of methane gas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plant operations that can significantly impact our revenue from yield provided by such businesses. In most of the markets in which we operate, electricity prices correlate with natural gas prices. During the years ended December 31, 2011, 2010 and 2009, approximately 54%, 47% and 46%, respectively, of the electricity revenue at our waste-to-energy facilities was subject to current market rates. Our waste-to-energy facilities’ exposure to market price volatility will continue to increase as additional long-term contracts expire. We cannot assure you that we will be able to enter into renewal contracts on comparable or favorable terms, or at all. To mitigate a portion of the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity, we use “receive fixed, pay variable” electricity swaps. These swaps are generally short-term in nature. Additionally, revenues from our independent power production plants can be affected by price fluctuations. If we are unable to successfully negotiate long-term contracts, or if market prices are at lower levels for sustained periods, our revenues could be adversely affected.

Increasing customer preference for alternatives to landfill disposal and waste-to-energy facilities could reduce our ability to operate at full capacity and cause our revenues and operating results to decline.

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

Developments in technology could trigger a fundamental change in the waste management industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and waste-to-energy facilities and our profitability.

Our company and others have recognized the value of the traditional waste stream as a potential resource. Research and development activities are on-going to provide disposal alternatives that maximize the value of waste, including using waste as a source for renewable energy and other valuable by-products. We and many other companies are investing in these technologies. It is possible that such investments and technological advancements may reduce the cost of waste disposal or power production to a level below our costs and may reduce the demand for landfill space and waste-to-energy facilities. As a result, our revenues and operating margins could be adversely affected due to advancements in disposal alternatives.

If we are not able to develop new service offerings and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

Our existing and proposed service offerings to customers may require that we invest in, develop or license, and protect, new technologies. Research and development of new technologies often requires significant spending that may divert capital investment away from our traditional business operations. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and any inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. Our Company and others are increasingly focusing on new technologies that provide alternatives to traditional disposal and maximize the resource value of waste. If a competitor develops or obtains exclusive rights to a “breakthrough technology” that provides a revolutionary change in traditional waste management, or if we have inferior intellectual property to our competitors, our financial results may suffer.

Our business depends on our reputation and the value of our brand.

We believe we have developed a reputation for high-quality service, reliability and social and environmental responsibility, and we believe our brand symbolizes these attributes. The Waste Management brand name, trademarks and logos and our reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our operations, employees or agents could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of brand equity could reduce demand for our services. This reduction in demand, together with the dedication of time and expense necessary to defend our reputation, could have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Our operations are subject to environmental, health and safety laws and regulations, as well as contractual obligations that may result in significant liabilities.

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

Our business is directly affected by changes in national and general economic factors that are outside of our control, including consumer confidence, interest rates and access to capital markets. A weak economy generally results in decreased consumer spending and decreases in volumes of waste generated, which decreases our revenues. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Consumer uncertainty and the loss of consumer confidence may limit the number or amount of services requested by customers and our ability to implement our pricing strategy. Economic conditions may also limit our ability to implement our pricing strategy. For example, many of our contracts have price adjustment provisions that are tied to an index such as the Consumer Price Index, and our costs may increase in excess of the increase, if any, in the Consumer Price Index.

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

Many non-governmental customers have also suffered serious financial difficulties, including bankruptcy in some cases. Purchasers of our recyclable commodities can be particularly vulnerable to financial difficulties in times of commodity price volatility. The inability of our customers to pay us in a timely manner or to pay increased rates, particularly large national accounts, could negatively affect our operating results.

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2011, we had $611 million of tax-exempt bonds that are subject to re-pricing on either a daily or a weekly basis through a remarketing process and $305 million of tax-exempt bonds with term interest rate periods that are subject to re-pricing within the next twelve months. If the weakness in the municipal debt market results in re-pricing of our tax-exempt bonds at significantly higher interest rates, we will incur increased interest expenses that may negatively affect our operating results and cash flows.

We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs.

Our ability to meet our financial and operating objectives depends in part on our ability to obtain and maintain the permits necessary to operate landfill sites. Permits to build, operate and expand solid waste management facilities, including landfills and transfer stations, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities or expanding existing facilities. Our failure to obtain the required permits to operate our landfills could have a material adverse impact on our consolidated financial condition, results of operations and cash flows.

Significant shortages in fuel supply or increases in fuel prices will increase our operating expenses.

The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. We have seen average quarterly fuel prices increase by as much as 33% on a year-over-year basis and decrease by as much as 47% on a year-over-year basis within the last three years. We need fuel to run our collection and transfer trucks and our equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. Additionally, we are currently party to a pending litigation that pertains to our fuel and environmental charge and generally alleges that such charges were not properly disclosed, were unfair, and were contrary to contract. See Note 11 of the Consolidated Financial Statements for more information. Regardless of any offsetting surcharge programs, the increased operating costs will decrease our operating margins.

We are increasingly dependent on technology in our operations and if our technology fails, our business could be adversely affected.

We may experience problems with the operation of our current information technology systems or the technology systems of third parties on which we rely, as well as the development and deployment of new information technology systems, that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved. Inabilities and delays in implementing new systems can also affect our ability to realize projected or expected cost savings. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

A cybersecurity incident could negatively impact our business and our relationships with customers.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about the Company and its business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. Further, as the Company pursues its strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

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

We have previously withdrawn several employee bargaining units from underfunded multiemployer pension plans, and we recognized related expenses of $26 million in 2010 and $9 million in 2009. We are still negotiating and litigating final resolutions of our withdrawal liability for these previous withdrawals, which could be materially higher than the charges we have recognized.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Provision of environmental and waste management services involves risks such as truck accidents, equipment defects, malfunctions and failures, and natural disasters, which could potentially result in releases of hazardous materials, injury or death of employees and others, or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption, and property damage or destruction.

While we seek to minimize our exposure to such risks through comprehensive training and compliance programs, as well as vehicle and equipment maintenance programs, if we were to incur substantial liabilities in excess of any applicable insurance, our business, results of operations and financial condition could be adversely affected.

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

In addition, to fulfill our financial assurance obligations with respect to variable-rate tax-exempt debt, final capping, closure, post-closure and environmental remediation obligations, we generally obtain letters of credit or surety bonds, rely on insurance, including captive insurance, fund trust and escrow accounts or rely upon WM financial guarantees. We currently have in place all financial assurance instruments necessary for our operations. General economic factors may adversely affect the cost of our current financial assurance instruments and changes in regulations may impose stricter requirements on the types of financial assurance that will be accepted. Additionally, in the event we are unable to obtain sufficient surety bonding, letters of credit or third-party insurance coverage at reasonable cost, or one or more states cease to view captive insurance as adequate coverage, we would need to rely on other forms of financial assurance. It is possible that we could be forced to deposit cash to collateralize our obligations. Other forms of financial assurance could be more expensive to obtain, and any requirements to use cash to support our obligations would negatively impact our liquidity and capital resources and could affect our ability to meet our obligations as they become due.

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

Our capital requirements and our business strategy could increase our expenses or cause us to change our growth and development plans, or fail to maintain our desired credit profile.

Recent economic conditions have reduced our cash flows from operations and could do so in the future. If impacts on our cash flows from operations are significant, we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, dividend declarations or share repurchases. We may choose to incur indebtedness to pay for these activities, and there can be no assurances that we would be able to incur indebtedness on terms we deem acceptable or that we would maintain our targeted balance of debt to equity. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and decreasing our net income. Further, our ability to execute our financial strategy and our ability to incur indebtedness depends on our ability to maintain investment grade ratings on our senior debt. The credit rating process is contingent upon our credit profile, as well as a number of other factors, many of which are beyond our control. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected.

Additionally, we have $2.2 billion of debt as of December 31, 2011 that is exposed to changes in market interest rates within the next twelve months because of the combined impact of our tax-exempt bonds, our interest rate swap agreements and borrowings outstanding under our Canadian Credit Facility. Therefore, increases in interest rates can increase our interest expenses which also would lower our net income and decrease our cash flow.

We may use our five-year, $2.0 billion revolving credit facility to meet our cash needs, to the extent available. As of December 31, 2011, we had $150 million of borrowings and $1,012 million of letters of credit issued and supported by the facility, leaving an unused and available credit capacity of $838 million. In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to continue to operate.

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

Absent comprehensive federal legislation to control GHG emissions, the EPA is moving ahead administratively under its existing Clean Air Act authority. In 2010, the EPA published a Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas Tailoring Rule (“PSD tailoring rule”). The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required under the PSD and Title V programs. The EPA’s legal authority to “tailor” statutory thresholds in this rule has been challenged, and the EPA has delayed regulation of certain emissions pending further regulatory analysis. We cannot predict the final requirements of stationary source rules that might apply to landfills and waste-to-energy facilities as a result of this rulemaking and, accordingly, further developments in this area could have a material effect on our results of operations or cash flows.

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

For these and other reasons, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period. Our stock price may be negatively impacted by interim variations in our results.

We could be subject to significant fines and penalties, and our reputation could be adversely affected, if our businesses, or third parties with whom we have a relationship, were to fail to comply with United States or foreign laws or regulations.

Some of our projects and new business may be conducted in countries where corruption has historically been prevalent. It is our policy to comply with all applicable anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, and with applicable local laws of the foreign countries in which we operate, and we monitor our local partners’ compliance with such laws as well. Our reputation may be adversely affected if we were reported to be associated with corrupt practices or if we or our local partners failed to comply with such laws. Such damage to our reputation could adversely affect our ability to grow our business. Additionally, violations of such laws could subject us to significant fines and penalties.

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

Our principal executive offices are in Houston, Texas, where we lease approximately 480,000 square feet under leases expiring in 2020. Our Group offices are in Pennsylvania, Illinois, Georgia, Arizona and New Hampshire. We also have field-based administrative offices in Arizona, Illinois, Texas and Connecticut. We own or lease real property in most locations where we have operations. We have operations in each of the fifty states, other than Montana. We also have operations in the District of Columbia, Puerto Rico and throughout Canada.

Our principal property and equipment consists of land (primarily landfills and other disposal facilities, transfer stations and bases for collection operations), buildings, vehicles and equipment. We believe that our vehicles, equipment, and operating properties are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with our strategic growth plans. For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

The following table summarizes our various operations at December 31 for the periods noted:

	2011	2010
Landfills:
Owned	211	210
Operated through lease agreements	25	26
Operated through contractual agreements	35	35

	271	271
Transfer stations	287	286
Material recovery facilities	107	98
Secondary processing facilities	13	12
Waste-to-energy facilities	17	17
Independent power production plants	5	5

The following table provides certain information by Group regarding the 236 landfills owned or operated through lease agreements and a count, by Group, of landfills operated through contractual agreements, transfer stations and material recovery facilities as of December 31, 2011:

	Landfills Owned or Operated Through Lease Agreements				Landfills Operating Through Contractual Agreements
	Landfills	Total Acreage(a)	Permitted Acreage(b)	Expansion Acreage(c)		Transfer Stations	Material Recovery Facilities
Eastern	37	28,509	6,047	345	9	57	27
Midwest	74	33,829	9,692	1,102	9	98	23
Southern	80	39,622	13,078	136	10	72	20
Western	41	41,870	8,531	725	7	57	37
Wheelabrator	4	781	341	—	—	3	—

	236	144,611	37,689	2,308	35	287	107

(a)	“Total acreage” includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land owned or leased by our landfill operations.

(b)	“Permitted acreage” consists of all acreage at the landfill encompassed by an active permit to dispose of waste.

(c)	“Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions section included herein.

Item 3.	Legal Proceedings.

Information regarding our legal proceedings can be found under the Litigation section of Note 11 in the Consolidated Financial Statements included in this report.

Item 4.	Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this annual report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The following table sets forth the range of the high and low per-share sales prices for our common stock as reported on the NYSE:

	High	Low
2010
First Quarter	$35.00	$31.29
Second Quarter	35.98	31.18
Third Quarter	36.24	31.22
Fourth Quarter	37.25	34.09
2011
First Quarter	$38.58	$35.86
Second Quarter	39.69	36.22
Third Quarter	38.06	27.76
Fourth Quarter	35.52	29.77
2012
First Quarter (through February 10, 2012)	$35.53	$32.11

On February 10, 2012, the closing sale price as reported on the NYSE was $35.21 per share. The number of holders of record of our common stock on February 10, 2012 was 13,682.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the Dow Jones Waste & Disposal Services Index and the S&P 500 Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of Cumulative Five Year Total Return

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

Waste Management, Inc.	$100	$91.23	$95.55	$101.48	$114.80	$105.89
S&P 500 Index	$100	$105.49	$66.46	$84.05	$96.71	$98.76
Dow Jones Waste & Disposal Services Index	$100	$104.57	$98.21	$111.79	$132.79	$133.03

Our quarterly dividends have been declared by our Board of Directors and paid in accordance with our capital allocation programs. Cash dividends declared and paid were $569 million in 2009, or $1.16 per common share, $604 million in 2010, or $1.26 per common share and $637 million in 2011, or $1.36 per common share.

In 2011, we repurchased $575 million of our common stock, pursuant to our capital allocation program. The following table summarizes common stock repurchases made during the fourth quarter of 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(b)
October 1 — 31	913,700	$32.30	913,700	$—
November 1 — 30	—	$—	—	$—
December 1 — 31	—	$—	—	$—

Total	913,700	$32.30	913,700	$—

(a)	This amount represents the weighted average price paid per share and includes a per-share commission paid for all repurchases.

(b)	The approximate maximum dollar value of shares that may yet be purchased under the program is shown as zero because our capital allocation program, by its own terms, provided for up to $575 million in share repurchases in 2011, and these repurchases were completed in October 2011.

In December 2011, we announced that our Board of Directors expects to increase the per share quarterly dividend from $0.34 to $0.355 for dividends declared in 2012. However, all future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board of Directions may deem relevant. Additionally, the Board of Directors approved up to $500 million in share repurchases for 2012. However, future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

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

	Years Ended December 31,
	2011(a)	2010(a)	2009(a)	2008	2007
	(In millions, except per share amounts)
Statement of Operations Data:
Operating revenues	$13,378	$12,515	$11,791	$13,388	$13,310

Costs and expenses:
Operating	8,541	7,824	7,241	8,466	8,402
Selling, general and administrative	1,551	1,461	1,364	1,477	1,432
Depreciation and amortization	1,229	1,194	1,166	1,238	1,259
Restructuring	19	(2)	50	2	10
(Income) expense from divestitures, asset impairments and unusual items	10	(78)	83	(29)	(47)

	11,350	10,399	9,904	11,154	11,056

Income from operations	2,028	2,116	1,887	2,234	2,254
Other expense, net	(508)	(485)	(414)	(437)	(505)

Income before income taxes	1,520	1,631	1,473	1,797	1,749
Provision for income taxes	511	629	413	669	540

Consolidated net income	1,009	1,002	1,060	1,128	1,209
Less: Net income attributable to noncontrolling interests	48	49	66	41	46

Net income attributable to Waste Management, Inc.	$961	$953	$994	$1,087	$1,163

Basic earnings per common share	$2.05	$1.98	$2.02	$2.21	$2.25

Diluted earnings per common share	$2.04	$1.98	$2.01	$2.19	$2.23

Cash dividends declared per common share	$1.36	$1.26	$1.16	$1.08	$0.96

Balance Sheet Data (at end of period):
Working capital (deficit)	$(689)	$(3)	$109	$(701)	$(118)
Goodwill and other intangible assets, net	6,672	6,021	5,870	5,620	5,530
Total assets	22,569	21,476	21,154	20,227	20,175
Debt, including current portion	9,756	8,907	8,873	8,326	8,337
Total Waste Management, Inc. stockholders’ equity	6,070	6,260	6,285	5,902	5,792
Total equity	6,390	6,591	6,591	6,185	6,102

(a)	For more information regarding these financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and changes in our accounting policies on the comparability of this information, see Note 2 of the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2011. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A, Risk Factors. The following discussion should be read in light of that disclosure and together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements.

Overview

Our Company is dedicated to three transformational goals that we believe will drive continued growth and leadership in a dynamic industry: know more about our customers and how to service them than anyone else; use conversion and processing technology to extract more value from the materials we manage; and continuously improve our operational efficiency. Our strategy supports diversion from landfills and converting waste into valuable products as customers seek more economically and environmentally sound alternatives. We intend to pursue achievement of our long-term goals in the short-term through efforts to:

•

Grow our markets by implementing customer-focused growth, through customer segmentation and through strategic acquisitions, while maintaining our pricing discipline and increasing the amount of recyclable materials we manage each year;

•	Grow our customer loyalty;

•	Grow into new markets by investing in greener technologies; and

•	Pursue initiatives that improve our operations and cost structure.

These efforts will be supported by ongoing improvements in information technologies. We believe that execution of our strategy will provide long-term value to our stockholders.

Our 2011 results of operations reflect the impact of improved recyclable commodity prices and recycling volumes, our discipline in pricing and our continued investment in our strategic initiatives, including our July 28, 2011 acquisition of the primary operations of Oakleaf Global Holdings (“Oakleaf”). Highlights of our financial results for 2011 include:

•	Revenues of $13.4 billion compared with $12.5 billion in 2010, an increase of $863 million, or 6.9%. This increase in revenues is primarily attributable to:

•	Internal revenue growth from yield on our collection and disposal business of 1.8% in the current period, which increased revenue by $193 million;

•	Increases from recyclable commodity prices of $216 million; increases primarily from our fuel surcharge program of $169 million; and increases from foreign currency translation of $31 million; and

•	Increases associated with acquired businesses of $449 million, of which $251 million was related to Oakleaf;

•

Internal revenue growth from volume was negative 1.5% in 2011, compared with negative 2.6% in 2010. The year-over-year decline in internal revenue growth due to volume was $187 million, of which $94 million relates to the oil spill clean-up project along the Gulf Coast in 2010. Revenue declines due to volume from our collection and waste-to-energy businesses were offset in part by revenue increases from our recycling brokerage business and our material recovery facilities;

•

Operating expenses of $8.5 billion, or 63.8% of revenues, compared with $7.8 billion, or 62.5% of revenues, in 2010. This increase of $717 million, or 9.2%, is due primarily to higher customer rebates related to increased recyclable commodity prices and volumes; the impact of higher fuel prices on direct fuel costs and indirect fuel costs included in subcontractor costs; and further increases in subcontractor costs associated in large part with our acquisition of Oakleaf, all of which have related revenue increases as noted above;

•

Selling, general and administrative expenses increased $90 million, or 6.2%, from $1,461 million in 2010 to $1,551 million in 2011, primarily due to costs incurred to support our strategic growth plans and initiatives, including our acquisition of Oakleaf, and cost savings programs. We began to see the associated benefits of our cost savings programs in the second half of the year and expect the benefits to increase throughout 2012;

•	Income from operations of $2.0 billion, or 15.2% of revenues, in 2011 compared with $2.1 billion, or 16.9% of revenues, in 2010;

•	Net income attributable to Waste Management, Inc. of $961 million, or $2.04 per diluted share for 2011, as compared with $953 million, or $1.98 per diluted share in 2010.

•

Net cash provided by operating activities increased 8.5% from $2.3 billion in 2010 to $2.5 billion in 2011. We returned $1.2 billion to our shareholders through dividends and share repurchases in 2011, compared with $1.1 billion in 2010.

The following explanation of certain notable items that impacted the comparability of our 2011 results with 2010 has been provided to support investors’ understanding of our performance. Our 2011 results were affected by the following:

•	The recognition of a pre-tax charge of $24 million as a result of a litigation loss, which had a negative impact of $0.03 on our diluted earnings per share;

•

The recognition of pre-tax restructuring charges, excluding charges recognized in the operating results of Oakleaf, of $17 million related to our cost savings programs. These charges were primarily related to employee severance and benefit costs and had a negative impact of $0.02 on our diluted earnings per share;

•

The reduction in pre-tax earnings of approximately $11 million related to the Oakleaf acquisition, which includes the operating results of Oakleaf and related interest expense and integration costs. These items had a negative impact of $0.01 on our diluted earnings per share;

•

The recognition of a favorable pre-tax benefit of $9 million from a revision to an environmental remediation liability at a closed landfill, which had a positive impact of $0.01 on our diluted earnings per share;

•

The recognition of non-cash, pre-tax asset impairment charges of $9 million primarily related to two of our medical waste services facilities. The impairment charges had a negative impact of $0.01 on our diluted earnings per share; and

•

The recognition of a tax benefit of $19 million due to favorable tax audit settlements and favorable adjustments relating to the finalization of our 2010 tax returns. These items had a positive impact of $0.04 on our diluted earnings per share.

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

We finished 2011 on a positive note with strong fourth quarter results that we intend to build upon going into 2012. Our employees are focused on continuing the progress that we have made on our strategic growth initiatives and cost savings programs. In 2012, we expect to continue to accomplish our goals of growing our revenue, expanding our operating margins, increasing our return on invested capital and returning cash to our shareholders.

Free Cash Flow — As is our practice, we are presenting free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business. We define free cash flow as net cash provided by operating activities, less capital expenditures, plus proceeds from divestitures of businesses (net of cash divested) and other sales of assets. We believe it is indicative of our ability to pay our quarterly dividends, repurchase common stock, fund acquisitions and other investments and, in the absence of refinancings, to repay our debt obligations. Free cash flow is not intended to replace “Net cash provided by operating activities,” which is the most comparable U.S. GAAP measure. However, we believe free cash flow gives investors greater insight into how we view our liquidity. Nonetheless, the use of free cash flow as a liquidity measure has material limitations because it excludes certain expenditures that are required or that we have committed to, such as declared dividend payments and debt service requirements.

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities” is shown in the table below (in millions), and may not be the same as similarly-titled measures presented by other companies:

	Years Ended December 31,
	2011	2010
Net cash provided by operating activities	$2,469	$2,275
Capital expenditures	(1,324)	(1,104)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets (a)	53	44

Free cash flow	$1,198	$1,215

(a)	Proceeds from divestitures of businesses for the year ended December 31, 2011 included the receipt of a payment of $17 million related to a note receivable from a prior year divestiture. This repayment is included as a component of “Other” within “Cash flows from investing activities” in our Consolidated Statement of Cash Flows.

When comparing our cash flows from operating activities for the year ended December 31, 2011 to the comparable period in 2010, the change is primarily attributable to decreases in our income tax payments, which have positively affected our cash flow from operations this year, as well as a cash payment of $37 million made when our Canadian hedges matured in December 2010. This current year increase was partially offset by a favorable cash benefit of $77 million resulting from a litigation settlement in April 2010 and a $65 million federal tax refund in the third quarter of 2010 related to the liquidation of a foreign subsidiary in 2009.

The increase in capital expenditures is a result of our increased spending on natural gas vehicles and fueling infrastructure, information technology infrastructure and growth initiatives, as well as our taking advantage of bonus depreciation. The year-over-year increase in capital expenditures was also affected by timing differences associated with cash payments for the previous years’ fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. A more significant portion of our fourth quarter 2010 spending was paid in cash in 2011 than in the preceding year.

Our ability to generate $1.2 billion in free cash flow in 2011 enabled us to return $1.2 billion in cash to stockholders during the year through the payment of $637 million in dividends and the repurchase of $575 million of our common stock.

Acquisition of Oakleaf Global Holdings — On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf. Oakleaf provides outsourced waste and recycling services through a nationwide network of third-party haulers. The operations we acquired generated approximately $580 million in revenues in 2010. We acquired Oakleaf to advance our growth and transformation strategies and increase our national accounts customer base while enhancing our ability to provide comprehensive environmental solutions. For the year ended December 31, 2011, we incurred $1 million of acquisition-related costs, which are classified as “Selling, general and administrative” expenses. Since the acquisition date, Oakleaf has recognized revenues of $265 million and net income of less than $1 million, which are included in our Consolidated Statement of Operations.

The following table shows adjustments to the preliminary allocation of the purchase price of Oakleaf to tangible and intangible assets acquired and liabilities assumed based on their estimated fair value from September 30, 2011 to December 31, 2011 (in millions):

	September 30, 2011	Adjustments (a)	December 31, 2011
Accounts and other receivables	$68	$2	$70
Other current assets	28	—	28
Property and equipment	77	(5)	72
Goodwill	320	7	327
Other intangible assets	92	(5)	87
Accounts payable	(80)	(2)	(82)
Accrued liabilities	(48)	—	(48)
Deferred income taxes, net	(13)	3	(10)
Other liabilities	(12)	—	(12)

Total purchase price	$432	$—	$432

(a)	The purchase price adjustments relate primarily to changes in the valuation of the customer and vendor relationships and evaluation of physical and market conditions of equipment.

The following table presents the preliminary allocation of the purchase price to intangible assets (amounts in millions, except for amortization periods):

	Amount	Weighted Average Amortization Periods (in Years)
Customer relationships	$74	10.0
Vendor relationships	4	10.0
Trademarks	9	15.0

Total intangible assets subject to amortization	$87	10.5

Goodwill of $327 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is a result of expected synergies from combining the Company’s operations with Oakleaf’s national accounts customer base and vendor network. The vendor-hauler network expands our partnership with third-party service providers. In many cases we can provide vendor-haulers with opportunities to maintain and increase their business by utilizing our extensive post-collection network. We believe this will generate significant benefits for the Company and for the vendor-haulers. Goodwill acquired has been allocated to our four geographic Groups based on our preliminary valuations. Goodwill related to this acquisition is not deductible for income tax purposes.

The following pro forma consolidated results of operations have been prepared as if the acquisition of Oakleaf occurred at January 1, 2010 (in millions, except per share amounts):

	Years Ended December 31,
	2011	2010
Operating revenues	$13,693	$13,059
Net income attributable to Waste Management, Inc.	955	935
Basic earnings per common share	2.03	1.95
Diluted earnings per common share	2.03	1.94

Basis of Presentation of Consolidated Financial Information

Goodwill Impairment Testing — In September 2011, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with goodwill impairment testing. The amended guidance provides companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption was permitted. The Company’s early adoption of this guidance in 2011 did not have an impact on our consolidated financial statements. Additional information on impairment testing can be found in Note 3 to the Consolidated Financial Statements.

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

Consolidation of Variable Interest Entities — In June 2009, the FASB issued revised authoritative guidance associated with the consolidation of variable interest entities. The new guidance primarily uses a qualitative approach for determining whether an enterprise is the primary beneficiary of a variable interest entity and, is therefore, required to consolidate the entity. This new guidance generally defines the primary beneficiary as the entity that has (i) the power to direct the activities of the variable interest entity that can most significantly impact the entity’s performance and (ii) the obligation to absorb losses and the right to receive benefits from the variable interest entity that could be significant from the perspective of the entity. The new guidance also requires that we continually reassess whether we are the primary beneficiary of a variable interest entity rather than conducting a reassessment only upon the occurrence of specific events.

As a result of our implementation of this guidance, effective January 1, 2010, we deconsolidated certain final capping, closure, post-closure and environmental remediation trusts because we share power over significant activities of these trusts with others. Our financial interests in these entities are discussed in Note 20. The deconsolidation of these trusts has not materially affected our financial position, results of operations or cash flows during the periods presented.

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

Landfills

Accounting for landfills requires that significant estimates and assumptions be made regarding (i) the cost to construct and develop each landfill asset; (ii) the estimated fair value of final capping, closure and post-closure asset retirement obligations, which must consider both the expected cost and timing of these activities; (iii) the determination of each landfill’s remaining permitted and expansion airspace; and (iv) the airspace associated with each final capping event.

Landfill Costs — We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for the landfill footprint and required landfill buffer property. The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs.

Final Capping Costs — We estimate the cost for each final capping event based on the area to be finally capped and the capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. Our engineering personnel allocate final landfill capping costs to specific final capping events. The landfill capacity associated with each final capping event is then quantified and the final capping costs for each event are amortized over the related capacity associated with the event as waste is disposed of at the landfill. We review these costs annually, or more often if significant facts change. Changes in estimates, such as timing or cost of construction, for final capping events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed asset, the adjustment to the asset must be amortized immediately through expense. When the change in estimate relates to a final capping event that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace amortization.

Closure and Post-Closure Costs — We base our estimates for closure and post-closure costs on our interpretations of permit and regulatory requirements for closure and post-closure monitoring and maintenance. The estimates for landfill closure and post-closure costs also consider when the costs would actually be paid and factor in inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain. Changes in estimates for closure and post-closure events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed asset, the adjustment to the asset must be amortized immediately through expense. When the change in estimate relates to a landfill asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace amortization.

Remaining Permitted Airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is used to compare the existing landfill topography to the expected final landfill topography.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval of our principal financial officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 33 landfill sites with expansions at December 31, 2011, 11 landfills required the principal financial officer to approve the inclusion of the unpermitted airspace. Seven of these landfills required approval by our principal financial officer because of community or political opposition that could impede the expansion process. The remaining four landfills required approval primarily due to local zoning restrictions or because the permit application processes do not meet the one- or five-year requirements.

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

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts, could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates, or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if it is determined that the expansion capacity should no longer be considered in calculating the recoverability of the landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense. If at any time management makes the decision to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.

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

Asset Impairments

Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment whenever events or changes in circumstances, including management decisions pertaining to such assets, indicate that their carrying amounts may not be recoverable. These events or changes in circumstances are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “(Income) expense from divestitures, asset impairments and unusual items” line item in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

There are other considerations for impairments of landfills, goodwill and other indefinite-lived intangible assets, as described below.

Landfills — The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the sensitive estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a probability-weighted cash flow estimation approach, may indicate that no impairment loss should be recorded. At December 31, 2011, three of our landfill sites in two jurisdictions in the Company’s Midwest Group, for which we believe receipt of expansion permits is probable, had ceased accepting waste. The net recorded capitalized landfill asset cost for these three sites was $469 million at December 31, 2011. We performed tests of recoverability for these landfills and the undiscounted cash flows resulting from our probability-weighted estimation approach significantly exceeded the carrying values of each of these three sites.

Goodwill and Other Indefinite-Lived Intangible Assets — At least annually, and more frequently if warranted, we assess our goodwill and indefinite-lived intangible assets for impairment.

We assess whether a goodwill impairment exists using both qualitative and quantitative assessments. Our qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment.

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment or two-step impairment test to determine whether a goodwill impairment exists at the reporting unit. The first step in our quantitative assessment identifies potential impairments by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is typically estimated using an income approach or a combination of the income approach and market approach when applicable. The income approach is based on the long-term projected future cash flows of our reporting units. We discount the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon our reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported cash flows. We then apply that multiple to our reporting units’ cash flows to estimate their fair values. We believe that this approach is appropriate because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

Fair value computed by these two methods is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, we believe that these two methods provide a reasonable approach to estimating the fair value of our reporting units.

We assess whether other indefinite-lived intangible asset impairments exist by comparing the fair value of the asset with its carrying value. Fair value is typically estimated using an income approach for the respective asset, as described above. If the carrying value exceeds estimated fair value, an impairment would be recognized in the amount of the excess.

Refer to Note 6 to the Consolidating Financial Statements for additional information related to goodwill impairment considerations made during the reported periods.

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

Results of Operations

Operating Revenues

We currently manage and evaluate our principal operations through five Groups. Our four geographic Groups, which are comprised of our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. These five Groups are our reportable segments.

We also provide additional services that are not managed through our five Groups, including the Oakleaf operations we acquired on July 28, 2011, recycling brokerage services, electronic recycling services, in-plant services, landfill gas-to-energy services, integrated medical waste services and the impacts of investments that we are making in expanded service offerings and solutions. Part of our expansion of services includes offering portable self-storage services and fluorescent bulb and universal waste mail-back through our LampTracker® program. In addition, we have made investments that involve the acquisition and development of interests in oil and gas producing properties. These operations are presented as “Other” in the table below. Shown below (in millions) is the contribution to revenues during each year provided by our five Groups and our Other services:

	Years Ended December 31,
	2011	2010	2009
Eastern	$3,115	$2,943	$2,960
Midwest	3,213	3,048	2,855
Southern	3,390	3,461	3,328
Western	3,282	3,173	3,125
Wheelabrator	877	889	841
Other	1,532	963	628
Intercompany	(2,031)	(1,962)	(1,946)

Total	$13,378	$12,515	$11,791

Our operating revenues generally come from fees charged for our collection, disposal, transfer, recycling and waste-to-energy services and from sales of commodities by our recycling, waste-to-energy and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or MRF and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenue generally consists of tipping fees and the sale of recyclable commodities to third parties. The fees we charge for our collection, disposal, transfer and recycling services generally include fuel surcharges, which are indexed to current market costs for fuel. Our waste-to-energy revenues, which are generated by our Wheelabrator Group, are based on the type and weight or volume of waste received at our waste-to-energy facilities and IPPs and amounts charged for the sale of energy and steam. Our “Other” lines of business includes Oakleaf, our landfill gas-to-energy operations, Port-O-Let® services, portable self-storage, fluorescent lamp recycling and oil and gas producing properties. Intercompany revenues between our operations have been eliminated in the consolidated financial statements. The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Years Ended December 31,
	2011	2010	2009
Collection	$8,406	$8,247	$7,980
Landfill	2,611	2,540	2,547
Transfer	1,280	1,318	1,383
Wheelabrator	877	889	841
Recycling	1,580	1,169	741
Other	655	314	245
Intercompany	(2,031)	(1,962)	(1,946)

Total	$13,378	$12,515	$11,791

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change 2011 vs. 2010		Period-to-Period Change 2010 vs. 2009
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$572	4.6%	$724	6.1%
Volume	(187)	(1.5)	(304)	(2.6)

Internal revenue growth	385	3.1	420	3.5
Acquisitions	449	3.6	240	2.0
Divestitures	(2)	—	(2)	—
Foreign currency translation	31	0.2	66	0.6

	$863	6.9%	$724	6.1%

(a)	Calculated by dividing the amount of current year increase or decrease by the prior year’s total company revenue adjusted to exclude the impacts of current year divestitures ($12,513 million and $11,789 million for 2011 and 2010, respectively).

(b)

The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We also analyze the changes in average yield in terms of related-business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis (dollars in millions):

	Period-to-Period Change 2011 vs. 2010		Period-to-Period Change 2010 vs. 2009
	Amount	As a % of Related Business (i)	Amount	As a % of Related Business (i)
Average yield:
Collection, landfill and transfer	$198	2.0%	$218	2.2%
Waste-to-energy disposal(ii)	(5)	(1.1)	21	5.1

Collection and disposal(ii)	193	1.8	239	2.3
Recycling commodities	216	17.8	423	58.5
Electricity(ii)	(6)	(2.2)	(7)	(2.5)
Fuel surcharges and mandated fees	169	37.7	69	18.4

Total	$572	4.6	$724	6.1

(i)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue, adjusted to exclude the impacts of divestitures for the current year. The table below summarizes the related business revenues for each year, adjusted to exclude the impacts of divestitures (in millions):

	Denominator
	2011	2010
Related-business revenues:
Collection, landfill and transfer	$10,111	$9,999
Waste-to-energy disposal	466	413

Collection and disposal	10,577	10,412
Recycling commodities	1,215	723
Electricity	273	279
Fuel surcharges and mandated fees	448	375

Total Company	$12,513	$11,789

(ii)	Average revenue growth for yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator Group and our landfill gas-to-energy operations, which are reported as “Electricity” revenues.

Our revenues increased $863 million, or 6.9%, and $724 million, or 6.1%, for the years ended December 31, 2011 and 2010, respectively. The year-over-year change in revenues for both periods has been driven by (i) market factors, including higher recyclable commodity prices; higher diesel fuel prices, which increase revenues provided by our fuel surcharge program; and foreign currency translation, which affects revenues from our Canadian operations; (ii) acquisitions, particularly the acquisition of Oakleaf, which increased consolidated revenues by $251 million for 2011; and (iii) revenue growth from average yield on our collection and disposal operations. Offsetting these revenue increases were revenue declines due to lower volumes.

The following provides further details associated with our period-to-period change in revenues.

Average yield

Collection and disposal average yield — This measure reflects the effect on our revenue from the pricing activities of our collection, transfer, landfill and waste-to-energy disposal operations, exclusive of volume changes. Revenue growth from collection and disposal average yield during both years includes not only base rate changes and environmental and service fee increases, but also (i) certain average price changes related to the overall mix of services, which are due to both the types of services provided and the geographic locations where our services are provided; (ii) changes in average price from new and lost business; and (iii) price decreases to retain customers.

In both 2011 and 2010, our revenue growth from collection and disposal average yield demonstrates our commitment to our pricing strategies. This increase in revenue from yield was primarily driven by our collection operations, which experienced yield growth in all lines of business and in every geographic Group. As discussed below, increased collection revenues due to average yield have been more than offset by revenue declines from lower collection volumes. However, revenue growth from yield on base business and our efforts toward controlling variable costs continue to favorably influence margin changes in our collection line of business.

In 2011, revenue growth from collection and disposal average yield was $193 million, or 1.8%, as compared with the prior year. This revenue increase from yield was primarily driven by our collection operations; however, we also experienced yield growth from our disposal operations. Our 1.8% increase for 2011 is less than the 2.3% increase for 2010. This is due in large part to our residential line of business, in which we have experienced downward pressure on our revenue growth from yield across most of our geographic Groups, most notably in our Eastern and Southern Groups. Due to competition, it has become increasingly difficult to retain customers and to win new contracts at current average rates; as a result, in many instances, the Company has offered increased services, principally recycling services, when bidding on or renewing residential contracts and pursuing residential subscription business. Additional recycling services are typically at lower rates.This combination of increased competition and bundling of complementary services, such as recycling, in the residential line of business has put added pressure on our revenue growth from yield.

Our total collection and disposal revenue growth from yield has also been negatively affected during 2011, by factors including the changes in the mix of our temporary and permanent customers in our industrial business, particularly in North and South Florida. Additionally, we saw a $5 million yield decline in our waste-to-energy facilities, primarily driven by the expiration of a long-term contract at one of our waste-to-energy operations in South Florida in August 2011. We expect this negative trend to continue into 2012 due to the expiration of a similar long-term contract that will occur at the end of March 2012. Although these factors discussed above negatively affected our revenue growth from yield in 2011 as compared with 2010, we did see a favorable rate of revenue growth from yield in our commercial line of business during 2011 as compared with the prior year. This favorable impact was driven by both price increases and additional service fees. Overall, we have found that increasing our revenue growth from yield in today’s market is a challenge given the reduced volume levels resulting from the economic slowdown, the increased service offerings in many of our new contracts, and the highly competitive environment. Despite these headwinds, we continue to maintain our pricing discipline in order to improve yield on our base business.

Revenues from our environmental fee, which are included in average yield on collection and disposal, increased by $37 million and $33 million for the years ended December 31, 2011 and 2010, respectively. Environmental fee revenues totaled $288 million in 2011 as compared with $251 million in 2010 and $218 million in 2009.

Recycling commodities — Increases in the prices of the recycling commodities we sold resulted in an increase in revenues of $216 million in 2011 as compared with 2010. For the first nine months of 2011, our overall commodity prices increased approximately 26% as compared with the first nine months of the prior year. However, during the fourth quarter of 2011, we saw a decline of approximately 8% in commodity prices due to increased supply and lower demand.

In 2010, higher recycling commodity prices were the principal driver of our revenue increase of $423 million as compared with 2009. Market prices for recyclable commodities increased significantly from the near-historic lows experienced in late 2008 and early 2009. For the twelve months of 2010, overall commodity prices increased approximately 57% as compared with 2009.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, increased by $169 million and $69 million for the years ended December 31, 2011 and 2010, respectively. This increase is directly attributable to higher national average prices for diesel fuel that we use for our fuel surcharge program. The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations. These mandated fees have not had a significant impact on the comparability of revenues for the periods included in the table above.

Volume — Our revenue decline due to volume was $187 million, or 1.5%, for the year ended December 31, 2011. This is a notable improvement in the rate of revenue decline from the prior year when revenue decline due to volume was $304 million, or 2.6%. Volume declines are generally attributable to economic conditions, increased pricing, competition and increasing focus on waste reduction and diversion by consumers. Additionally, the oil spill clean-up activities along the Gulf Coast in 2010 unfavorably impacted our year-over-year volume change by $94 million for the year ended December 31, 2011.

In 2011, volume declines from our collection business accounted for $327 million of volume-related revenue decline. We experienced commercial and residential collection revenue declines due to lower volume that we attribute to the overall weakness in the economy, as well as the effects of pricing, competition and diversion of waste by consumers. Our industrial collection operations continued to be negatively affected by the current economic environment due to the construction slowdown across the United States. Lower third-party volumes in our transfer station operations also caused revenue declines in the current year and can generally be attributed to economic conditions and the effects of pricing and competition. Furthermore, as noted above, the overall year-over-year comparison of volumes in the collection line of business was unfavorably impacted by volume we received from the oil spill clean-up activities along the Gulf Coast in 2010. Additionally, in 2011, we experienced revenue declines at our waste-to-energy facilities, primarily driven by the expiration of a long-term electric power capacity agreement, which was offset to some extent by increases in waste tons processed and electricity produced.

Revenue declines due to volume detailed above were offset in part by revenue increases of $101 million for the year ended December 31, 2011, primarily from year-over-year volume improvements in our recycling brokerage business and in our material recovery facilities. Our continued pursuit of municipal volumes as well as the addition of new single stream recycling facilities during 2011 contributed to these revenue increases due to volume. We also experienced volume-related revenue increases of $37 million for the year ended December 31, 2011 from our strategic growth businesses and our landfill gas-to-energy operations. Additionally, our total landfill revenues increased $41 million in 2011 due to higher third-party volumes as compared with the prior year, primarily driven by higher special waste volumes in our Eastern and Midwest geographic Groups. However, our landfill municipal solid waste volumes continued to decline in 2011 as compared with the prior year due to economic conditions, increased pricing, competition and increased focus on waste reduction and diversion by consumers.

In 2010, our collection business accounted for $254 million of the total volume-related revenue decline. We experienced commercial and residential collection volume declines that we attributed to the overall weakness in the economy, as well as the effects of pricing, competition and diversion of waste by consumers. Our industrial collection operations were negatively affected by the economic environment due to the construction slowdown across the United States. The overall volume decline in the collection line of business was offset in part by an increase in volumes of $99 million associated with oil spill clean-up activities along the Gulf Coast. Lower third-party volumes in our transfer station operations also caused revenue declines in 2010, and can generally be attributed to economic conditions and the effects of pricing and competition. However, in 2010, our landfill revenues increased due to higher third-party volumes. This increase was principally due to higher special waste volumes in our Midwest and Southern Groups, driven in part by our focus on our customers and better meeting their needs.

Acquisitions and divestitures — Revenues increased $449 million and $240 million for the years ended December 31, 2011 and 2010, respectively, due to acquisitions. The significant revenue increase due to acquisitions in 2011 was principally associated with Oakleaf, included in our “Other” business, demonstrating our current focus on identifying strategic growth opportunities in new, complementary lines of business. Additionally, revenue increased due to acquisitions in our collection, recycling and waste-to-energy lines of business in both periods. Divestitures accounted for decreased revenues of $2 million in each of the years ended December 31, 2011 and 2010, respectively.

Operating Expenses

Our operating expenses include (i) labor and related benefits (excluding labor costs associated with maintenance and repairs discussed below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are affected by variables such as volumes, distance and fuel prices; (v) costs of goods sold, which are primarily rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees and royalties; (viii) landfill operating costs, which include interest accretion on landfill liabilities, interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include auto liability, workers’ compensation, general liability and insurance and claim costs; and (x) other operating costs, which include, among other costs, equipment and facility rent, property taxes, utilities and supplies.

Our operating expenses increased $717 million, or 9.2%, when comparing 2011 with 2010 and increased $583 million, or 8.1%, when comparing 2010 with 2009. Operating expenses as a percentage of revenues were 63.8% in 2011, 62.5% in 2010 and 61.4% in 2009. The increases in our operating expenses during the years ended December 31, 2011 and 2010 can largely be attributed to the following:

Higher market prices for recyclable commodities — In both 2011 and 2010, increased market prices for recyclable commodities was the main driver of the increase in cost of goods sold, as presented in the table below, primarily due to customer recycling rebates, which also resulted in increased revenues and earnings. For the first nine months of 2011, our overall commodity prices increased approximately 26% as compared with the first nine months of the prior year. However, during the fourth quarter of 2011, we saw a decline of approximately 8% in commodity prices due to higher supply and lower demand. During 2010, market prices for recyclable commodities increased significantly from the near-historic lows experienced in late 2008 and early 2009, reflecting a 57% increase in 2010 as compared with 2009. Increases in cost of goods sold accounted for 41% and 49% of the year-over-year increases in total operating expenses during 2011 and 2010, respectively.

Fuel cost increases — Higher market prices for fuel caused increases in both our direct fuel costs and our subcontractor costs in both 2011 and 2010. On average, diesel fuel prices increased 29% in 2011 and 21% in 2010 as compared with the respective prior years. Diesel fuel prices averaged $3.85, $2.99 and $2.46 per gallon for 2011, 2010 and 2009, respectively. We believe the total impact of fuel cost increases, when considering both the impact to our direct fuel costs and an estimate of the impact to our subcontractor costs, accounted for approximately 23% and 17% of the total year-over-year increase in operating expenses during 2011 and 2010, respectively. Increased revenues attributable to our fuel surcharge offset the unfavorable impact of higher fuel costs in 2011 and partially offset the unfavorable impact of higher fuel costs in 2010.

Acquisitions and growth initiatives — In both 2011 and 2010, we experienced cost increases attributable to recently acquired businesses and our various growth and business development initiatives. We estimate that these cost increases, which affected each of the operating cost categories identified in the table below, accounted for approximately 42% and 17% of our $717 million and $583 million increases in operating expenses during 2011 and 2010, respectively. Recent acquisitions included the purchase of Oakleaf and a number of collection and recycling operations. In particular, the acquisition of Oakleaf increased operating costs by $213 million in the current year, primarily impacting subcontractor costs and, to a lesser extent, the cost of goods sold and other categories. The increase in operating expenses resulting from acquired businesses was more than offset by increased revenues from acquired businesses.

Canadian exchange rates — When comparing the average exchange rates for 2011 and 2010 to the prior year, the Canadian exchange rate strengthened by 4% and 10%, respectively, which increased our expenses in all operating cost categories. The strengthening of the Canadian dollar increased our total operating expenses by $20 million for 2011 as compared with 2010 and $52 million for 2010 as compared with 2009.

Volume declines — During 2011 and 2010, we continued to experience volume declines as a result of the ongoing weakness of the overall economic environment, pricing, competition and increased focus on waste reduction and diversion by consumers. We continue to manage our fixed costs and reduce our variable costs as we experience volume declines and have achieved cost savings as a result. These cost decreases have benefited each of the operating cost categories identified in the table below except for the cost of goods sold category, which increased as a result of additional customer rebates due to a 13% increase in recyclable material tons sold in 2011.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the years ended December 31 (dollars in millions):

	2011	Period-to- Period Change		2010	Period-to- Period Change		2009
Labor and related benefits	$2,336	$36	1.6%	$2,300	$40	1.8%	$2,260
Transfer and disposal costs	937	(6)	(0.6)	943	6	0.6	937
Maintenance and repairs	1,090	49	4.7	1,041	8	0.8	1,033
Subcontractor costs	948	178	23.1	770	70	10.0	700
Cost of goods sold	1,071	295	38.0	776	288	59.0	488
Fuel	628	135	27.4	493	79	19.1	414
Disposal and franchise fees and taxes	602	13	2.2	589	11	1.9	578
Landfill operating costs	255	(39)	(13.3)	294	72	32.4	222
Risk management	222	20	9.9	202	(9)	(4.3)	211
Other	452	36	8.7	416	18	4.5	398

	$8,541	$717	9.2%	$7,824	$583	8.1%	$7,241

The significant period-to-period changes in our operating expenses by category are discussed below.

Labor and related benefits — The increases in 2011 and 2010 were primarily due to higher hourly and salaried wages due to merit increases and additional expenses incurred from acquisitions and growth opportunities, offset in part by cost savings that have been achieved as volumes have declined.

The comparability of our labor and related benefits costs for the periods presented has also been affected by costs incurred primarily associated with the withdrawal of certain bargaining units from underfunded multiemployer pension plans. These costs increased 2010 expense by $26 million and 2009 expense by $9 million.

Maintenance and repairs — Comparing 2011 with 2010, the increase was due to higher costs in our geographic Groups largely attributable to increased fleet maintenance costs, which include services provided by third-parties, tires, parts and internal shop labor costs. The increase in expense for tires and parts reflects the worldwide increase in commodity prices.

Subcontractor costs — The current year increase in subcontractor costs was primarily a result of the Oakleaf acquisition, increased diesel fuel prices, other recent acquisitions, our various growth and business development initiatives and additional costs associated with servicing our in-plant services customers. Oakleaf utilizes a nationwide network of third-party haulers to service its customers, which increased our subcontractor costs by $153 million during the second half of 2011 after completing the acquisition on July 28, 2011. These increases were partially offset by the impact of an additional $54 million in prior year costs attributable to oil spill clean-up activities along the Gulf Coast during 2010. The 2010 increase in subcontractor costs was largely the result of these oil spill clean-up activities, as well as higher diesel fuel prices when compared with 2009.

Cost of goods sold — The cost increases during 2011 and 2010 were primarily due to increases in the recycling commodity rebates we pay to our customers as a result of higher market prices for recyclable commodities. The increase in costs in 2011 was also driven by (i) increases in the volume of materials processed at our existing recycling facilities; and (ii) increases resulting from the Oakleaf acquisition and other recently acquired businesses.

Fuel — The costs increases for 2011 and 2010 were a result of higher market prices for diesel fuel.

Landfill operating costs — The changes in these costs during 2011 and 2010 were due largely to the recognition of additional estimated expense associated with environmental remediation liabilities of $50 million at four closed sites during 2010. During 2011, the Company recognized a $9 million favorable revision to an environmental liability at one of these sites based on the estimated cost of the remediation alternative selected by the EPA.

The changes in this category for the years presented were also significantly impacted by the changes in U.S. Treasury rates used to estimate the present value of our environmental remediation obligations and recovery assets. As a result of changes in U.S. Treasury rates, we recognized $17 million of unfavorable adjustments during 2011, $2 million of unfavorable adjustments during 2010, and $35 million of favorable adjustments during 2009. During 2011, the discount rate we use decreased from 3.50% to 2.00%. Over the course of 2010, the discount rate decreased slightly from 3.75% to 3.50% and during 2009, the rate increased from 2.25% to 3.75%.

Risk management — The increase in risk management costs during 2011 was primarily a result of increased costs associated with auto and general liability claims in the current year and the prior year recognition of favorable adjustments associated with prior period claims that were higher than similar favorable adjustments recognized during 2011.

Other — The 2011 increase was attributable, in part, to our various growth and business development initiatives and recently acquired businesses, including Oakleaf. These increases were partially offset by prior year costs related to the oil spill clean-up activities along the Gulf Coast in 2010. The 2010 increase was attributable, in part, to our various growth and business development initiatives, oil spill clean-up activities along the Gulf Coast, and recently acquired businesses. These cost increases in 2010 were partially offset by an increase in gains recognized from the sale of surplus real estate assets.

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

Our selling, general and administrative expenses increased by $90 million, or 6.2%, and $97 million, or 7.1% when comparing 2011 with 2010 and 2010 with 2009, respectively. The increases in both years are largely due to (i) increased costs of approximately $53 million and $52 million during 2011 and 2010, respectively, incurred to support our strategic plan to grow into new markets and provide expanded service offerings, including our acquisition of Oakleaf in 2011 and (ii) increased costs of $9 million and $23 million during 2011 and 2010, respectively, resulting from improvements we are making to our information technology systems. Additionally, during 2011 we experienced increased consulting costs of $37 million incurred in connection with the start-up phase of new cost savings programs focusing on procurement and operational and back-office efficiency. Our selling, general and administrative expenses as a percentage of revenues were 11.6% in 2011, 11.7% in 2010 and 11.6% in 2009.

The following table summarizes the major components of our selling, general and administrative costs for the years ended December 31 (dollars in millions):

	2011	Period-to- Period Change		2010	Period-to- Period Change		2009
Labor and related benefits	$913	$68	8.0%	$845	$70	9.0%	$775
Professional fees	185	10	5.7	175	8	4.8	167
Provision for bad debts	47	2	4.4	45	(9)	(16.7)	54
Other	406	10	2.5	396	28	7.6	368

	$1,551	$90	6.2%	$1,461	$97	7.1%	$1,364

Labor and related benefits — In 2011, our labor and related benefits costs increased primarily due to (i) higher compensation costs due to an increase in headcount driven by our strategic growth plans, optimization initiatives, cost savings programs, and acquisition of Oakleaf; (ii) higher salaries and hourly wages due to merit increases; and (iii) higher non-cash compensation costs incurred for our performance share units and our stock option equity awards granted under our long-term incentive plan, or LTIP, offset partially by lower costs associated with our executive salary deferral plan, the costs of which are directly affected by equity-market conditions. The stock option equity awards that the Company granted in 2011 and 2010 provide that such options will continue to vest on the schedule provided in the award agreement following an employee’s retirement. Because retirement-eligible employees are not required to provide any future service to vest in these awards, we immediately recognized all of the compensation expense associated with stock option awards granted to retirement eligible employees. In 2011, the composition of our annual LTIP award grant was modified to use stock options to a greater extent and to reduce the number of performance share units awarded. Accordingly, costs increased in 2011 due to the significant increase in the number of stock option awards granted in 2011 over those granted in 2010 and an increase in the number of retirement-eligible employees receiving those awards.

In 2010, our labor and related benefits costs increased primarily due to (i) higher salaries and hourly wages due to merit increases; (ii) higher compensation costs due to an increase in headcount driven by our strategic growth plans; (iii) additional bonus expense in 2010 because our performance against targets established by our annual incentive plans was stronger in 2010 compared with 2009; (iv) increased contract labor costs as a result of our current focus on optimizing our information technology systems; (v) increased severance costs; and (vi) higher non-cash compensation costs incurred for equity awards granted under our LTIP. During the second quarter of 2009, we reversed all compensation costs previously recognized for our 2008 performance share units based on a determination that it was no longer probable that the targets established for that award would be met. Additionally, during the first quarter of 2010 we immediately recognized all of the compensation expense associated with stock option awards granted to retirement-eligible employees. We did not incur similar charges in 2009 because this retirement provision was not included in any of the equity awards that were granted during 2009.

Professional fees — During 2011, our professional fees increased due to consulting fees, primarily associated with the start-up phase of new cost savings programs, although these fees declined significantly during the second half of the year. We have begun to see the associated benefits of these programs and expect the benefits to increase throughout 2012. This increase was offset to a certain extent by lower legal fees in 2011 as compared with 2010. This reduction in legal fees in 2011 was primarily the result of the settlement in 2010 of a lawsuit related to the abandonment of revenue management software.

In 2010, our professional fees increased due to consulting fees, driven primarily by improvements we are made to our information technology systems and investments we made to support our strategic growth plans. This increase was partially offset by a reduction in legal fees in 2010 as compared with 2009.

Provision for bad debts — Our provision for bad debts was slightly higher in 2011 as compared with 2010, but both 2011 and 2010 were notably lower than 2009. Our provision was higher in 2009 as a result of the Company’s assessment of the weak economic environment in the beginning of 2009 and the resulting impacts on our collection risk. However, due in part to management’s continued focus on the collection of our receivables, our collection risk has moderated since 2009, thus resulting in a lower provision in both 2010 and 2011.

Other — During 2011 and 2010, we experienced increases in our computer costs, due in part to improvements we are making to our information technology systems, and litigation loss and settlement costs. Also driving the increase during 2010 was increased marketing and advertising costs, driven in part by our strategic growth plans.

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

The following table summarizes the components of our depreciation and amortization costs for the years ended December 31 (dollars in millions):

	2011	Period-to- Period Change		2010	Period-to- Period Change		2009
Depreciation of tangible property and equipment	$800	$19	2.4%	$781	$2	0.3%	$779
Amortization of landfill airspace	378	6	1.6	372	14	3.9	358
Amortization of intangible assets	51	10	24.4	41	12	41.4	29

	$1,229	$35	2.9%	$1,194	$28	2.4%	$1,166

The increases in amortization expense of intangible assets in 2011 and 2010 are due to our focus on the growth and development of our business through acquisitions and other investments. The increase in amortization of intangible assets in 2011 is primarily related to the amortization of customer lists, which were acquired (i) through our acquisition of Oakleaf, (ii) by our Southern Group and (iii) by our recycling and electronic brokerage services business. The increase in amortization of intangible assets in 2010 is primarily related to the amortization of definite-lived operating permits acquired by our healthcare solutions operations, customer lists acquired by our Southern and Midwest Groups and gas rights acquired by our renewable energy operations.

Restructuring

Beginning in July 2011, we took steps to streamline our organization as part of our cost savings programs. This reorganization eliminated over 700 employee positions throughout the Company, including approximately 300 open positions. Additionally, subsequent to our acquisition of Oakleaf, we incurred charges in connection with restructuring that organization. During the year ended December 31, 2011, we recognized a total of $19 million of pre-tax restructuring charges, of which $18 million were related to employee severance and benefit costs associated with this reorganization.

In January 2009, we streamlined our organization by (i) consolidating our Market Areas from 45 Market Areas to 25 Market Areas; (ii) integrating the management of our recycling operations with our solid waste businesses in our four geographic Groups; and (iii) realigning our Corporate organization with this new structure in order to provide support functions more efficiently. This restructuring eliminated over 1,500 employee positions throughout the Company. During 2009, we recognized $50 million of pre-tax charges associated with this restructuring, of which $41 million were related to employee severance and benefit costs. The remaining charges were primarily related to lease obligations for property that will no longer be utilized. In 2010, we recognized $2 million of income related to the reversal of pre-tax restructuring charges recorded in 2009.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2011	2010	2009
(Income) expense from divestitures	$1	$(1)	$—
Asset impairments	9	—	83
Other	—	(77)	—

	$10	$(78)	$83

Asset Impairments — During the year ended December 31, 2011, we recognized impairment charges relating primarily to two facilities in our medical waste services business as a result of the closure of one site and of continuing operating losses at the other site. We wrote down the net book values of the sites to their estimated fair values.

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

Other — We filed a lawsuit in March 2008 related to the revenue management software implementation that was suspended in 2007 and abandoned in 2009. In April 2010, we settled the lawsuit and received a one-time cash payment. The settlement increased our “Income from operations” for the year ended December 31, 2010 by $77 million.

Income from Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the years ended December 31 (dollars in millions):

	2011	Period-to- Period Change		2010	Period-to- Period Change		2009
Reportable segments:
Eastern	$559	$43	8.3%	$516	$33	6.8%	$483
Midwest	646	113	21.2	533	83	18.4	450
Southern	779	(65)	(7.7)	844	76	9.9	768
Western	576	7	1.2	569	48	9.2	521
Wheelabrator	168	(46)	(21.5)	214	(21)	(8.9)	235
Other	(116)	19	(14.1)	(135)	1	(0.7)	(136)
Corporate and other	(584)	(159)	37.4	(425)	9	(2.1)	(434)

Total	$2,028	$(88)	(4.2)%	$2,116	$229	12.1%	$1,887

Reportable Segments — The most significant items affecting the results of operations of our four geographic Groups during the three-year period ended December 31, 2011 are summarized below:

•	revenue growth from yield on our base business;

•	market prices for recyclable commodities reflected significant year-over-year improvement in both 2011 and 2010;

•	the accretive benefits of recent acquisitions during 2011and 2010;

•	continued volume declines in 2010, and to a lesser extent in 2011, due to the economy, pricing, competition and increasing focus on waste reduction and diversion by consumers;

•

higher salaries and wages due to annual merit increases in both 2011 and 2010 for salaried and hourly employees. The increases during 2011 were offset, in large part, by the transfers of certain field sales organization employees to the Corporate sales organization;

•	higher maintenance and repair costs during 2011; and

•	restructuring charges during 2011 and 2009.

Other significant items affecting the comparability of our Groups’ results of operations for the years ended December 31, 2011, 2010 and 2009 are summarized below:

Eastern — During 2009, the Group recognized (i) an $18 million increase in revenues and income from operations associated with an oil and gas lease at one of our landfills; and (ii) a $9 million charge related to bargaining unit employees in New Jersey agreeing to our proposal to withdraw them from an underfunded multiemployer pension fund.

Midwest — The income from operations of our Midwest Group in 2010 was significantly affected by the recognition of charges of $26 million as a result of employees of five bargaining units in Michigan and Ohio agreeing to our proposal to withdraw them from an underfunded multiemployer pension plan.

Additionally, when comparing the average exchange rate in 2010 with 2009, the Canadian exchange rate strengthened by 10%, which increased the Group’s income from operations. The effects of foreign currency translation were the most significant to this Group because substantially all of our Canadian operations are managed by our Midwest Group.

Southern — The decrease in income from operations of our Southern Group for the year ended December 31, 2011 as compared with 2010 was driven largely by the volume decline previously discussed, which includes the unfavorable year-over-year impact of 2010 project volumes resulting from oil spill clean-up activities along the Gulf Coast. Additionally, the Group recognized a charge of $11 million in 2011 related to litigation reserves. This charge was initially recognized in “Other” during the fourth quarter of 2010.

Western — The Group’s income from operations included additional “Selling, general and administrative” expense of $24 million recognized in 2011 as a result of a litigation loss and $12 million recognized in 2010 in connection with a litigation settlement. The Group’s 2009 income from operations included the recognition of an impairment charge of $27 million as a result of a change in expectations for the future operations of an inactive landfill in California.

Further affecting the comparison of results was the recognition of $7 million of favorable adjustments to landfill amortization expense during 2010 associated with our obligations for landfill final capping, closure and post-closure and net expenses of $5 million recognized for adjustments related to these obligations during 2009. The unfavorable adjustments during 2009 primarily related to a closed landfill in Los Angeles, California for which the Group recognized additional amortization expense.

Wheelabrator — The decrease in income from operations of our Wheelabrator Group for the year ended December 31, 2011 as compared with 2010 was driven largely by (i) lower revenues due to the expiration of a long-term electric power capacity agreement that expired December 31, 2010 and the expiration of other long-term contracts at our waste-to-energy and independent power facilities; (ii) an increase in year-to-date costs at our facility in Portsmouth, Virginia that we acquired in April 2010 as we continue to refurbish the facility; and (iii) additional expenses recognized during 2011 for litigation reserves and associated compliance costs. A portion of the expenses for litigation reserves and associated costs were initially recognized in “Other” during the fourth quarter of 2010. The impact of these unfavorable items was partially offset by the efforts to control costs across each of our facilities.

The decrease in the Group’s 2010 income from operations as compared with 2009 was driven by an increase in maintenance-related outages as compared with the prior year, which resulted in decreased electricity generation and increased plant maintenance costs. These increases were attributable to the acceleration of repair and maintenance expenses at our facility in Portsmouth, Virginia that we acquired in April 2010, and expenses at certain of our other facilities. The Group also experienced an increase in litigation settlement costs as compared with 2009. These unfavorable items were partially offset by the benefit of increased revenues from the sale of metals.

Significant items affecting the comparability of the remaining components of our results of operations for the years ended December 31, 2011, 2010 and 2009 are summarized below:

Other — Our “Other” income from operations include (i) the effects of those elements of our in-plant services, landfill gas-to-energy operations, and third-party subcontract and administration revenues managed by our Sustainability Services, Renewable Energy and Strategic Accounts organizations, including Oakleaf, respectively, that are not included with the operations of our reportable segments; (ii) our recycling brokerage and electronic recycling services; and (iii) the impacts of investments that we are making in expanded service offerings, such as portable self-storage and fluorescent lamp recycling, and in oil and gas producing properties. In addition, our “Other” income from operations reflects the impacts of (i) non-operating entities that provide financial assurance and self-insurance support for the Groups or financing for our Canadian operations; and (ii) certain year-end adjustments recorded in consolidation related to the reportable segments that were not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

Significant items affecting the comparability of income from operations for the periods presented include (i) the reversal in 2011 of adjustments initially recorded in consolidation in the fourth quarter of 2010 related to our reportable segments, which are now included in the measure of segment income from operations in 2011 and (ii) losses from our growth initiatives. The adjustments recorded in consolidation were primarily related to $15 million of additional expense for litigation reserves and associated costs in our Southern and Wheelabrator Groups. The losses from our growth initiatives are expected to drive year-over-year improvements in future periods.

Corporate and Other — Significant items affecting the comparability of expenses for the periods presented include:

•

a benefit in 2010 of $77 million resulting from a litigation settlement that occurred in April 2010 and $51 million in charges recognized during 2009 for the abandonment of licensed software associated with the revenue management software implementation that was suspended in 2007 and abandoned in 2009;

•

increases in “Selling, general and administrative” expenses for the periods presented as a result of cost increases attributable to (i) consulting fees primarily associated with our new cost savings programs focusing on procurement, operational efficiency and back office efficiency and (ii) additional compensation expense due to annual salary and wage increases, headcount increases to support the Company’s strategic growth plans, and an increase in costs attributable to our equity compensation. Also affecting the comparison during the periods presented is increased compensation expense during 2011 due to transfers of certain field sales organization employees to the Corporate sales organization and a favorable litigation settlement that occurred in 2010;

•

the recognition of a $9 million favorable adjustment during 2011 and net charges of $50 million during 2010 for estimates associated with environmental remediation liabilities at certain of our closed sites;

•

changes in U.S. Treasury rates used to estimate the present value of our environmental remediation obligations and recovery assets. As a result of changes in U.S. Treasury rates, we recognized $17 million of unfavorable adjustments during 2011 and $2 million of unfavorable adjustments during 2010, compared with $35 million of favorable adjustments during 2009;

•

an increase in 2011 risk management costs, primarily due to increased costs associated with auto and general liability claims and the recognition of a favorable adjustment in 2010 associated with prior period claims; and

•	the recognition of $9 million in restructuring charges during 2009.

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

We are disclosing the following supplemental information related to the operating results of our renewable energy operations for the years ended December 31, 2011 and 2010 (in millions) because we believe that it provides information related to the significance of our current renewable energy operations, the profitability of these operations and the costs we are incurring to develop these operations:

	2011				2010
	Wheelabrator	Landfill Gas- to-Energy(a)	Growth Opportunities(b)	Total	Wheelabrator	Landfill Gas- to-Energy(a)	Growth Opportunities(b)	Total
Operating revenues (including intercompany)	$877	$140	$—	$1,017	$889	$126	$—	$1,015
Costs and expenses:
Operating	548	60	2	610	512	51	2	565
Selling, general & administrative	92	3	3	98	99	3	3	105
Depreciation and amortization	67	28	—	95	64	24	—	88
Restructuring and unusual items	2	—	—	2	—	—	—	—

	709	91	5	805	675	78	5	758

Income (loss) from operations	$168	$49	$(5)	$212	$214	$48	$(5)	$257

(a)	Our landfill gas-to-energy business focuses on generating a renewable energy source from the methane that is produced as waste decomposes. The operating results include the revenues and expenses of landfill gas-to-energy plants that we own and operate, as well as revenues generated from the sale of landfill gas to third-party owner/operators. The operating results of our landfill gas-to-energy business are included within our geographic reportable segments and “Other”.

(b)	Includes businesses and entities we have acquired or invested in through our organic growth group’s business development efforts. These businesses include a landfill gas-to-LNG facility; landfill gas-to-diesel fuels technologies; organic waste streams-to-fuels technologies; and other engineered fuels technologies. The operating results of our Growth Opportunities are included within “Other” in our assessment of our income from operations by segment.

Interest Expense

Our interest expense was $481 million in 2011, $473 million in 2010 and $426 million in 2009. When comparing 2011 with 2010, our interest expense increased only slightly in spite of a more significant increase in our debt balances over the course of the year of about $850 million. This was primarily attributable to (i) a decrease in our weighted average borrowing rate that has been achieved by refinancing debt with scheduled maturities in 2011 with debt at much lower fixed interest rates; (ii) the impacts that lower market interest rates had on the cost of certain of our tax-exempt debt; and (iii) a $5 million increase in capitalized interest due primarily to higher capital spending in 2011. In 2011, these decreases in interest expense were partially offset by a decrease in the benefits provided by active and terminated interest rate swap agreements due to the maturity of the underlying senior notes.

When comparing 2010 with 2009, the significant increase in our interest expense was primarily due to (i) the issuance of an additional $600 million of senior notes in November 2009 to support acquisitions and investments made throughout 2010, (ii) significantly higher costs related to our revolving credit facility, and (iii) decreased benefits to interest expense provided by active interest rate swaps as a result of decreases in the notional amount of swaps outstanding. These increases in interest expense were offset, in part, by a decline in market interest rates, which reduced the interest costs of our tax-exempt borrowings and our Canadian credit facility.

Equity in Net Losses of Unconsolidated Entities

Beginning in April 2010, our “Equity in net losses of unconsolidated entities” has been primarily related to our noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. In January 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 9 and 20 to the Consolidated Financial Statements for more information related to these investments.

Provision for Income Taxes

We recorded provisions for income taxes of $511 million in 2011, $629 million in 2010 and $413 million in 2009. These tax provisions resulted in an effective income tax rate of approximately 33.6%, 38.5% and 28.1%, for 2011, 2010 and 2009, respectively. The comparability of our reported income taxes for the years ended December 31, 2011, 2010 and 2009 is primarily affected by (i) variations in our income before income taxes; (ii) the utilization of a capital loss carry-back; (iii) the realization of state net operating loss and credit carry-forwards; (iv) changes in effective state and Canadian statutory tax rates; (v) tax audit settlements; and (vi) the impact of federal low-income housing and refined coal tax credits. The impacts of these items are summarized below:

•

Capital Loss Carry-back — During 2009, we generated a capital loss from the liquidation of a foreign subsidiary. We determined that the capital loss could be utilized to offset capital gains from 2006 and 2007, which resulted in a reduction to our 2009 “Provision for income taxes” of $65 million.

•

State Net Operating Loss and Credit Carry-forwards — During 2011, 2010 and 2009, we utilized state net operating loss and credit carry-forwards resulting in a reduction to our “Provision for income taxes” for those periods of $4 million, $4 million, and $35 million, respectively.

•

Canadian and State Tax Rate Changes — During 2011, our state deferred income taxes increased by $3 million to reflect the impact of changes in the estimated tax rate at which existing temporary differences will be realized. During 2010, our current state tax rate increased from 6.25% to 6.75% resulting in an increase to our provision for income taxes of $5 million. In addition, our state deferred income taxes increased $37 million to reflect the impact of changes in the estimated tax rate at which existing temporary differences will be realized. During 2009, our current state tax rate increased from 6.0% to 6.25% and our deferred state tax rate increased from 5.5% to 5.75%, resulting in an increase to our income taxes of $3 million and $6 million, respectively. Also affecting 2009 was the reduction of provincial tax rates in Ontario, which resulted in a $13 million tax benefit as a result of the revaluation of the related deferred tax balances.

•

Tax Audit Settlements — The settlement of various tax audits resulted in reductions in income tax expense of $12 million for the year ended December 31, 2011, $8 million for the year ended December 31, 2010 and $11 million for the year ended December 31, 2009.

•

Federal Low-income Housing Tax Credits — Our federal low-income housing investment and the resulting credits reduced our provision for income taxes by $38 million for the year ended December 31, 2011 and $26 million for the year ended December 31, 2010. Refer to Note 9 to the Consolidated Financial Statements for more information related to our federal low-income housing investment.

•

Refined Coal Investment Tax Credits — Our refined coal facility investment and the resulting credits reduced our provision for income taxes by $17 million for the year ended December 31, 2011. Refer to Note 9 to the Consolidated Financial Statements for more information related to our refined coal investment.

Our acquisition of Oakleaf did not materially impact our provision for income taxes or the effective income tax rate for the period ended December 31, 2011. We did receive, as part of the acquisition, income tax attributes (primarily federal and state net operating losses). While these tax attributes, when realized, will not affect our overall provision for income taxes, they will have a favorable impact on our cash taxes, although we do not anticipate the impact to be material to our overall cash flow from operations.

We expect our 2012 recurring effective tax rate will be approximately 35.5% based on expected income levels, projected federal tax credits and other permanent items.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, signed into law on December 17, 2010, included an extension of the bonus depreciation allowance through the end of 2012 and increased the amount of qualifying capital expenditures that can be depreciated immediately from 50% to 100%. The 100% depreciation deduction applies to qualifying property placed in service from September 8, 2010 through December 31, 2011. The acceleration of deductions on 2011 capital expenditures resulting from the bonus depreciation provision had no impact on our 2011 effective tax rate. However, the ability to accelerate depreciation deductions decreased our 2011 cash taxes by approximately $190 million. Taking the accelerated tax depreciation will result in increased cash taxes in future periods when the deductions for these capital expenditures would have otherwise been taken.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $48 million in 2011, $49 million in 2010 and $66 million in 2009. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator Group. The comparison of these amounts for the reported periods has been affected by (i) our January 2010 acquisition of a controlling financial interest in a portable self-storage business and (ii) the deconsolidation of certain final capping, closure, post-closure and environmental remediation trusts as a result of our implementation of authoritative accounting guidance, effective January 1, 2010, associated with variable interest entities. Refer to Note 20 to the Consolidated Financial Statements for information related to the consolidation of these variable interest entities.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 266 solid waste and five secure hazardous waste landfills at December 31, 2011 and 2010. At December 31, 2011 and 2010, the expected remaining capacity, in cubic yards and tonnage of waste that can be accepted at our owned or operated landfills, is shown below (in millions):

	December 31, 2011			December 31, 2010
	Remaining Permitted Capacity	Expansion Capacity	Total Capacity	Remaining Permitted Capacity	Expansion Capacity	Total Capacity
Remaining cubic yards	4,730	621	5,351	4,793	600	5,393
Remaining tonnage	4,485	621	5,106	4,391	603	4,994

Based on remaining permitted airspace as of December 31, 2011 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 42 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion permit. We are seeking expansion permits at 33 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions section above. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 48 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills we own or operate as of December 31, 2011, segregated by their estimated operating lives (in years), based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	0 to 5	6 to 10	11 to 20	21 to 40	41+	Total
Owned	11	9	32	69	90	211
Operated through lease(a)	5	4	4	5	7	25
Operating contracts(b)	10	6	8	5	6	35

Total landfills	26	19	44	79	103	271

(a)	From an operating perspective, landfills we operate through lease agreements are similar to landfills we own because we own the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill. We are usually responsible for the final capping, closure and post-closure obligations of the landfills we lease.

(b)	For operating contracts, the property owner owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. However, we are generally responsible for final capping, closure and post-closure obligations under the operating contracts.

The following table reflects landfill capacity and airspace changes, as measured in tons of waste, for landfills owned or operated by us during the years ended December 31, 2011 and 2010 (in millions):

	December 31, 2011			December 31, 2010
	Remaining Permitted Capacity	Expansion Capacity	Total Capacity	Remaining Permitted Capacity	Expansion Capacity	Total Capacity
Balance, beginning of year	4,391	603	4,994	4,075	726	4,801
Acquisitions, divestitures, newly permitted landfills and closures	—	—	—	14	—	14
Changes in expansions pursued(a)	—	101	101	—	120	120
Expansion permits granted(b)	84	(84)	—	238	(238)	—
Airspace consumed	(90)	—	(90)	(91)	—	(91)
Changes in engineering estimates and other(c)	100	1	101	155	(5)	150

Balance, end of year	4,485	621	5,106	4,391	603	4,994

(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits.

(b)	We received expansion permits at eight of our landfills during 2011 and 13 of our landfills during 2010, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal capacity of our existing landfills.

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

The tons received at our landfills in 2011 and 2010 are shown below (tons in thousands):

	2011					2010
	# of Sites		Total Tons		Tons per Day	# of Sites	Total Tons		Tons per Day
Solid waste landfills	266	(a)	91,130		334	266	91,863		336
Hazardous waste landfills	5		599		2	5	667		2

	271		91,729		336	271	92,530		338

Solid waste landfills closed or divested during related year	1		49			3	295

			91,778	(b)			92,825	(b)

(a)	In 2011, we developed one landfill and closed one landfill.

(b)	These amounts include 1.4 million tons at December 31, 2011 and 1.7 million tons at December 31, 2010 that were received at our landfills but were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate receives certification of closure from the applicable regulatory agency, we generally transfer the management of the site, including any remediation activities, to our closed sites management group. As of December 31, 2011, our closed sites management group managed 207 closed landfills.

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

The following table reflects the total cost basis of our landfill assets and accumulated landfill airspace amortization as of December 31, 2011 and 2010, and summarizes significant changes in these amounts during 2011 (in millions):

	Cost Basis of Landfill Assets	Accumulated Landfill Airspace Amortization	Landfill Assets
December 31, 2010	$12,777	$(6,792)	$5,985
Capital additions	398	—	398
Asset retirement obligations incurred and capitalized	49	—	49
Acquisitions	—	—	—
Amortization of landfill airspace	—	(378)	(378)
Foreign currency translation	(32)	8	(24)
Asset retirements and other adjustments	(252)	231	(21)

December 31, 2011	$12,940	$(6,931)	$6,009

As of December 31, 2011, we estimate that we will spend approximately $400 million in 2012, and approximately $1 billion in 2013 and 2014 combined for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events, and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

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

The following table reflects our landfill liabilities and our environmental remediation liabilities as of December 31, 2011 and 2010, and summarizes significant changes in these amounts during 2011 (in millions):

	Landfill	Environmental Remediation
December 31, 2010	$1,266	$284
Obligations incurred and capitalized	49	—
Obligations settled	(80)	(37)
Interest accretion	84	6
Revisions in cost estimates and interest rate assumptions	(30)	23
Acquisitions, divestitures and other adjustments	3	(3)

December 31, 2011	$1,292	$273

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

	Years Ended December 31,
	2011	2010	2009
Interest accretion on landfill liabilities	$84	$82	$80
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	23	8	(30)
Leachate and methane collection and treatment	76	64	69
Landfill remediation costs	—	63	23
Other landfill site costs	72	77	80

Total landfill operating costs	$255	$294	$222

The comparison of these costs for the reported periods has been significantly affected by accounting for changes in the risk-free discount rate that we use to estimate the present value of our environmental remediation liabilities and environmental remediation recovery assets, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted-average period until settlement of the underlying obligations. Additionally, in 2010, we increased our cost estimates associated with environmental remediation obligations primarily based on a review and evaluation of existing remediation projects. As these remediation projects progressed, more defined plans were developed, resulting in a net increase in remediation expense to reflect the more likely remedies. In 2011, we had a favorable revision to an environmental remediation liability at a closed site based on the estimated cost of the remediation alternative selected by the EPA.

Amortization of landfill airspace, which is included as a component of “Depreciation and amortization” expense, includes the following:

•

the amortization of landfill capital costs, including (i) costs that have been incurred and capitalized and (ii) estimated future costs for landfill development and construction required to develop our landfills to their remaining permitted and expansion airspace; and

•

the amortization of asset retirement costs arising from final landfill capping, closure and post-closure obligations, including (i) costs that have been incurred and capitalized and (ii) projected asset retirement costs.

Amortization expense is recorded on a units-of-consumption basis, applying cost as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. Landfill capital costs and closure and post-closure asset retirement costs are generally incurred to support the operation of the landfill over its entire operating life, and are, therefore, amortized on a per-ton basis using a landfill’s total airspace capacity. Final capping asset retirement costs are related to a specific final capping event and are, therefore, amortized on a per-ton basis using each discrete final capping event’s estimated airspace capacity. Accordingly, each landfill has multiple per-ton amortization rates.

The following table presents our landfill airspace amortization expense on a per-ton basis:

	Years Ended December 31,
	2011	2010	2009
Amortization of landfill airspace (in millions)	$378	$372	$358
Tons received, net of redirected waste (in millions)	90	91	92
Average landfill airspace amortization expense per ton	$4.19	$4.08	$3.90

Different per-ton amortization rates are applied at each of our 271 landfills, and per-ton amortization rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities; and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace amortization expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company year-over-year. The comparability of our total Company average landfill airspace amortization expense per ton for the years ended December 31, 2011, 2010 and 2009 has also been affected by the recognition of reductions to amortization expense for changes in our estimates related to our final capping, closure and post-closure obligations. Landfill amortization expense was reduced by $11 million in 2011, $13 million in 2010 and $14 million in 2009, for the effects of these changes in estimates. In each year, the majority of the reduced expense resulted from revisions in the estimated timing or cost of final capping events that were generally the result of (i) concerted efforts to improve the operating efficiencies of our landfills and volume declines, both of which have allowed us to delay spending for final capping activities; (ii) effectively managing the cost of final capping material and construction; or (iii) landfill expansions that resulted in reduced or deferred final capping costs.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet and landfill equipment; (iii) construction, refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; (v) final capping, closure and post-closure activities at our landfills; (vi) the repayment of debt and discharging of other obligations; and (vii) capital expenditures, acquisitions and investments in support of our strategic growth plans. We also are committed to providing our shareholders with a return on their investment through our capital allocation program that provides for dividend payments and share repurchases.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of December 31, 2011 and 2010 (in millions):

	2011	2010
Cash and cash equivalents	$258	$539

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$123	$124
Tax-exempt bond funds	14	14
Other	15	8

Total restricted trust and escrow accounts	$152	$146

Debt:
Current portion	$631	$233
Long-term portion	9,125	8,674

Total debt	$9,756	$8,907

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$102	$79

Cash and cash equivalents — Cash and cash equivalents consist primarily of cash on deposit and money market funds that invest in U.S. government obligations with original maturities of three months or less. Our cash and cash equivalents have decreased as a result of the execution of our strategic growth plans, which has increased our level of capital spending, acquisitions and investments.

Restricted trust and escrow accounts — Restricted trust and escrow accounts consist primarily of (i) funds deposited for purposes of settling landfill final capping, closure, post-closure and environmental remediation obligations; and (ii) funds received from the issuance of tax-exempt bonds held in trust for the construction of various projects or facilities. These balances are primarily included within long-term “Other assets” in our Consolidated Balance Sheets.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but also use other instruments and facilities when appropriate. The components of our long-term borrowings as of December 31, 2011 are described in Note 7 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2010 to December 31, 2011 were primarily due to (i) net debt borrowings of $698 million; (ii) $100 million in non-cash proceeds from tax-exempt borrowings; and (ii) the impacts of accounting for other non-cash changes in our debt balances due to hedge accounting for interest rate swaps, foreign currency translation, interest accretion and capital leases.

As of December 31, 2011, we had (i) $925 million of debt maturing within twelve months, including $150 million of borrowings outstanding under our revolving credit facility, U.S.$137 million of advances outstanding under our Canadian credit facility, $400 million of 6.375% senior notes that mature in November 2012 and $168 million of tax-exempt bonds and (ii) $305 million of fixed-rate tax-exempt borrowings subject to re-pricing within the next twelve months. Under accounting principles generally accepted in the United States, this debt must be classified as current unless we have the intent and ability to refinance it on a long-term basis. We have the intent and ability to refinance $599 million of this debt on a long-term basis and have classified the remaining $631 million as current obligations as of December 31, 2011. In January 2012, we borrowed an additional $50 million under our revolving credit facility, increasing the total loans outstanding under our revolving credit facility to $200 million.

We have credit facilities in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit (in millions) at December 31, categorized by type of facility:

	2011	2010
Revolving credit facility(a)	$1,012	$1,138
Letter of credit facilities(b)	502	505
Other(c)	251	237

	$1,765	$1,880

(a)	In May 2011, we amended and restated our $2.0 billion revolving credit facility as a result of changes in market conditions, which significantly reduced the cost of the facility. We also extended the term through May 2016. At December 31, 2011, we had $150 million of outstanding borrowings and $1,012 million of letters of credit issued and supported by the facility, leaving an unused and available credit capacity of $838 million.

(b)	As of December 31, 2011, we had an aggregate committed capacity of $505 million under letter of credit facilities with terms that extend from June 2013 to June 2015. As of December 31, 2011, no borrowings were outstanding under these letter of credit facilities and we had $3 million of unused or available credit capacity.

(c)	These letters of credit are outstanding under various arrangements that do not obligate the counterparty to provide a committed capacity.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31 (in millions):

	2011	2010	2009
Net cash provided by operating activities	$2,469	$2,275	$2,362

Net cash used in investing activities	$(2,185)	$(1,606)	$(1,250)

Net cash used in financing activities	$(566)	$(1,273)	$(457)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows in 2011 as compared with 2010 are summarized below:

•

Decreased income tax payments — Cash paid for income taxes, net of excess tax benefits, was approximately $242 million lower in 2011 due in large part to the extension of the bonus depreciation legislation. The ability to accelerate depreciation deductions decreased our full year 2011 cash taxes by approximately $175 million. Also contributing to the decrease in cash paid for taxes in 2011, is an increase in federal tax credits provided by our investments in two unconsolidated entities. These investments are discussed in Note 9 and Note 20 of the Consolidated Financial Statements.

•

2010 Non-recurring cash inflows — Two significant cash transactions benefited cash provided by operating activities for the year ended December 31, 2010. In the second quarter of 2010, we received $77 million for a litigation settlement, and in the third quarter of 2010, we received a $65 million federal tax refund related to the liquidation of a foreign subsidiary in 2009.

•

Settlement of Canadian hedge — In December 2010, our previously existing foreign currency hedges matured and we paid cash of $37 million upon settlement. The cash payment from the settlement was classified as a change in accrued liabilities within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

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

The most significant items affecting the comparison of our operating cash flows for 2010 and 2009 are summarized below:

•

Increase in earnings — Our income from operations increased by $229 million on a year-over-year basis, driven, in part, by a favorable cash benefit of $77 million resulting from a litigation settlement in April 2010. This earnings increase was also impacted by (i) the recognition of a $51 million non-cash charge associated with the abandonment of licensed revenue management software and (ii) the recognition of a $27 million non-cash charge in 2009 as a result of a change in expectations for the future operations of an inactive landfill in California.

The comparison of our 2010 and 2009 income from operations was also affected by a $91 million increase in non-cash charges attributable to (i) equity-based compensation expense; (ii) interest accretion on landfill liabilities; (iii) interest accretion and discount rate adjustments on environmental remediation liabilities and recovery assets; (iv) depreciation and amortization; and (v) the impact of the withdrawal of certain bargaining units from multiemployer pension plans. While these increases in non-cash charges unfavorably affected our earnings comparison, there was no impact on net cash provided by operating activities.

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

•

Increased interest payments — Cash paid for interest was approximately $61 million higher on a year-over-year basis. This increase was primarily due to (i) the issuance of an additional $600 million of senior notes in November 2009 to support acquisitions and investments made throughout 2010; (ii) significantly higher costs related to the execution and maintenance of our revolving credit facility, which was refinanced in June 2010; and (iii) a decrease in benefits to interest expense provided by active interest rate swaps as a result of decreases in the notional amount of swaps outstanding.

•

Settlement of Canadian hedge — In December 2010, our previously existing foreign currency hedges matured and we paid cash of $37 million upon settlement. The cash payment from the settlement was classified as a change in accrued liabilities within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

•

Liquidation of a foreign subsidiary — We received a $65 million federal tax refund in the third quarter of 2010 related to the liquidation of a foreign subsidiary in 2009. The cash proceeds were classified as a change in other current assets within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

•

Capital expenditures — We used $1,324 million during 2011 for capital expenditures, compared with $1,104 million in 2010 and $1,179 million in 2009. The increase in capital expenditures in 2011 is a result of our increased spending on natural gas vehicles and fueling infrastructure, information technology infrastructure and growth initiatives, as well as our taking advantage of the bonus depreciation legislation. The year-over-year comparison of 2011 with 2010 was also affected by timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $206 million of our fourth quarter 2010 spending was paid in cash in the first quarter of 2011 compared with approximately $145 million of our fourth quarter 2009 spending that was paid in the first quarter of 2010.

•

Acquisitions — Our spending on acquisitions increased from $281 million during 2009 to $407 million in 2010 and to $867 million in 2011. During the third quarter of 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf, which provides outsourced waste and recycling services through a nationwide network of third-party haulers. During the second quarter of 2010, we paid approximately $150 million to acquire a waste-to-energy facility in Portsmouth, Virginia. We continue to focus on accretive acquisitions and growth opportunities that will contribute to improved future results of operations and enhance and expand our existing service offerings.

•

Investments in unconsolidated entities — We made $155 million of cash investments in unconsolidated entities during 2011. These investments included a $48 million payment made to acquire a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility in North Dakota, and $107 million of investments primarily related to furthering our goal of growing into new markets by investing in greener technologies.

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

•

Net receipts from restricted funds — Net cash received from our restricted trust and escrow accounts, which are largely generated from the issuance of tax-exempt bonds for our capital needs, contributed $107 million to our investing activities in 2011 compared with $48 million in 2010 and $196 million in 2009. The significant decrease in cash received from our restricted trust and escrow accounts during 2010 was due to a decrease in tax-exempt borrowings.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•

Share repurchases and dividend payments — Our 2011, 2010 and 2009 share repurchases and dividend payments have been made in accordance with capital allocation programs approved by our Board of Directors.

We paid $575 million for share repurchases in 2011, compared with $501 million in 2010 and $226 million in 2009. We repurchased approximately 17 million, 15 million and 7 million shares of our common stock in 2011, 2010 and 2009, respectively. We did not repurchase shares during the first half of 2009 given the state of the economy and the financial markets. In the second half of 2009, we resumed repurchases of our common stock following improvements in the economy and capital markets.

We paid an aggregate of $637 million in cash dividends during 2011, compared with $604 million in 2010 and $569 million in 2009. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.29 in 2009, to $0.315 in 2010 and to $0.34 in 2011, and has been offset in part by a reduction in our common stock outstanding as a result of our share repurchase programs.

In December 2011, we announced that our Board of Directors expects to increase the per share quarterly dividend from $0.34 to $0.355 for dividends declared in 2012. However, all future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board of Directors may deem relevant. In December 2011, the Board of Directors approved up to $500 million in share repurchases for 2012. However, future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

•

Proceeds from the exercise of common stock options — The exercise of common stock options and the related excess tax benefits generated a total of $45 million of financing cash inflows during 2011 compared with $54 million during 2010 and $20 million during 2009.

•

Net debt repayments — Net debt borrowings were $698 million in 2011, net debt repayments were $204 million in 2010 and net debt borrowings were $414 million in 2009. The following summarizes our most significant cash borrowings and debt repayments made during each year (in millions):

	Years Ended December 31,
	2011	2010	2009
Borrowings:
Revolving credit facility(a)	$150	$—	$—
Canadian credit facility	137	316	364
Senior notes	893	592	1,385
Capital leases and other	21	—	—

	$1,201	$908	$1,749

Repayments:
Revolving credit facility(a)	$—	$—	$(310)
Canadian credit facility	(214)	(372)	(395)
Senior notes	(147)	(600)	(500)
Tax exempt bonds	(25)	(52)	(65)
Tax exempt project bonds	(30)	(39)	(39)
Capital leases and other debt	(87)	(49)	(26)

	$(503)	$(1,112)	$(1,335)

Net borrowings (repayments)	$698	$(204)	$414

(a)	Due to the short-term maturities of the borrowings under the revolving credit facility, we have reported these cash flows on a net basis in the Consolidated Statement of Cash Flows in accordance with accounting principles generally accepted in the U.S.

This summary excludes the impacts of non-cash borrowings and debt repayments. For the years ended December 31, 2011 and 2009, these non-cash financing activities were primarily associated with our tax-exempt bond financings. Proceeds from tax-exempt bond issuances, net of principal repayments made directly from trust funds, were $100 million and $105 million, respectively. During the year ended December 31, 2010, we did not have any tax-exempt bond financings; however, we did have a $215 million non-cash increase in our debt obligations as a result of the issuance of a note payable in return for a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. This investment is discussed in detail in Note 9 to the Consolidated Financial Statements.

•

Other — Net cash used in other financing activities was $46 million in 2011 and $50 million in 2009 while net cash provided from other financing activities was $18 million in 2010. These activities are primarily attributable to changes in our accrued liabilities for checks written in excess of cash balances due to the timing of cash deposits or payments. During 2011, the cash used for these activities included $7 million of financing costs paid in May to amend and restate our $2.0 billion revolving credit facility. The cash provided by changes in our accrued liabilities for checks written in excess of cash balances in 2010 was offset, in part, by $13 million of financing costs paid in June to initially execute our $2.0 billion revolving credit facility.

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2012	2013	2014	2015	2016	Thereafter	Total
Recorded Obligations:
Expected environmental liabilities(a)
Final capping, closure and post-closure	$123	$98	$86	$114	$95	$1,993	$2,509
Environmental remediation	38	26	27	24	12	138	265

	161	124	113	138	107	2,131	2,774
Debt payments(b),(c),(d)	918	210	460	455	696	6,924	9,663
Unrecorded Obligations:(e)
Non-cancelable operating lease obligations	91	77	68	56	45	238	575
Estimated unconditional purchase obligations(f)	148	143	47	36	29	237	640

Anticipated liquidity impact as of December 31, 2011	$1,318	$554	$688	$685	$877	$9,530	$13,652

(a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs. The amounts included here reflect environmental liabilities recorded in our Consolidated Balance Sheet as of December 31, 2011 without the impact of discounting and inflation. Our recorded environmental liabilities for final capping, closure and post-closure will increase as we continue to place additional tons within the permitted airspace at our landfills.

(b)	The amounts reported here represent the scheduled principal payments related to our long-term debt, excluding related interest. Refer to Note 7 to the Consolidated Financial Statements for information regarding interest rates.

(c)	Our debt obligations as of December 31, 2011 include $305 million of tax-exempt bonds subject to re-pricing within the next twelve months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowing for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2011, refer to Note 7 to the Consolidated Financial Statements.

(d)	Our recorded debt obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in an impact to our liquidity in future periods.

(e)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees, as discussed in Note 11 to the Consolidated Financial Statements, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.

(f)	Our unconditional purchase obligations are for various contractual obligations that we generally incur in the ordinary course of our business. Certain of our obligations are quantity driven. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services. Accordingly, the amounts reported in the table are not necessarily indicative of our actual cash flow obligations. See Note 11 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations.

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

Off-Balance Sheet Arrangements

We are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 11 to the Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2011 nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Inflation

While inflationary increases in costs, including the cost of diesel fuel, have affected our operating margins in recent years, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, as of December 31, 2011, over 17% of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

New Accounting Pronouncements

Fair Value Measurements — In May 2011, the FASB amended authoritative guidance associated with fair value measurements. This amended guidance defines certain requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles. The amendments to authoritative guidance associated with fair value measurements were effective for the Company on January 1, 2012 and are to be applied prospectively. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of December 31, 2011, all of our derivative transactions were related to actual or anticipated economic exposures. We are exposed to credit risk in the event of non-performance by our derivative counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities, although our interest costs can also be significantly affected by our on-going financial assurance needs, which are discussed in the Financial Assurance and Insurance Obligations section of Item 1.

As of December 31, 2011, we had $9.7 billion of long-term debt when excluding the impacts of accounting for fair value adjustments attributable to interest rate derivatives, discounts and premiums. The effective interest rates of approximately $2.2 billion of our outstanding debt obligations are subject to change during 2012. The most significant components of our variable-rate debt obligations are (i) $1 billion of “receive fixed, pay variable” interest rate swaps associated with outstanding fixed-rate senior notes; (ii) $611 million of tax-exempt bonds that are subject to re-pricing on either a daily or weekly basis through a remarketing process; (iii) $305 million of tax-exempt bonds with term interest rate periods that are subject to re-pricing within twelve months; (iv) $150 million of borrowings outstanding under our $2.0 billion revolving credit facility; and

(v) U.S.$137 million of outstanding advances under our Canadian Credit Facility. We currently estimate that a 100 basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2012 interest expense by approximately $18 million. As of December 31, 2010, the effective interest rates of approximately $1.8 billion of our outstanding debt obligations were subject to change within twelve months.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our “fixed-rate” tax exempt bonds, through the end of a term interest rate period that exceeds twelve months. In addition, at December 31, 2011, we had forward-starting interest rate swaps with a notional amount of $375 million. The fair value of our fixed-rate debt obligations and various interest rate derivative instruments can increase or decrease significantly if market interest rates change.

We have performed sensitivity analyses to determine how market rate changes might affect the fair value of our market risk-sensitive derivatives and related positions. These analyses are inherently limited because they reflect a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves attributable to these instruments would have decreased the fair value of our combined debt and interest rate derivative positions by approximately $805 million at December 31, 2011.

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

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel; recyclable materials, including old corrugated cardboard, old newsprint and plastics; and electricity, which generally correlates with natural gas prices in many of the markets in which we operate. With the exception of electricity commodity derivatives, which are discussed below, we generally have not entered into derivatives to hedge the risks associated with changes in the market prices of these commodities during the three years ended December 31, 2011. Alternatively, we attempt to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues also increase or decrease.

During 2011, approximately 54% of the electricity revenue at our waste-to-energy facilities was subject to current market rates, and we currently expect that nearly 56% of our electricity revenues at our waste-to-energy facilities will be at market rates by the end of 2012. Our exposure to variability associated with changes in market prices for electricity has increased over the last few years as long-term power purchase agreements have expired. The energy markets have changed significantly since the expiring contracts were executed and we have found that the current market structure does not support medium- and long-term electricity contracts. As we renegotiate our power-purchase agreements, we expect that a more substantial portion of our energy sales at our waste-to-energy facilities will be based on variable market rates. Accordingly, in 2010 we implemented a more actively managed energy program, which includes a hedging strategy intended to decrease the exposure of our revenues to volatility due to market prices for electricity. Refer to Note 8 of the Consolidated Financial Statements for additional information regarding our electricity commodity derivatives.

Currency Rate Exposure — We have operations in Canada and investments in China and the United Kingdom. From time to time, we use currency derivatives to mitigate the impact of currency translation on cash flows of intercompany Canadian-currency denominated debt transactions. Our foreign currency derivatives have not materially affected our financial position or results of operations for the periods presented. In addition, while changes in foreign currency exchange rates could significantly affect the fair value of our foreign currency derivatives, we believe these changes in fair value would not have a material impact to the Company. Refer to Note 8 of the Consolidated Financial Statements for additional information regarding our foreign currency derivatives. The foreign currency exposure associated with our investments in China and the United Kingdom has not been material.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of the Company, including the principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls are designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

i.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has excluded from its assessment the internal controls of Oakleaf Global Holdings, which was acquired in July 2011 and, excluding goodwill, accounted for approximately 1% of our consolidated total assets at December 31, 2011 and 2% of our consolidated total operating revenues for the year ended December 31, 2011. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Waste Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Oakleaf Global Holdings, which is included in the 2011 consolidated financial statements of Waste Management, Inc. and, excluding goodwill, constituted 1% of consolidated total assets as of December 31, 2011 and 2% of consolidated total operating revenues for the year then ended. Our audit of internal control over financial reporting of Waste Management, Inc. also did not include an evaluation of the internal control over financial reporting of Oakleaf Global Holdings.

In our opinion, Waste Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Management, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in equity for each of the three years in the period ended December 31, 2011, and our report dated February 16, 2012 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas

February 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2010, the Company adopted certain provisions of ASC Topic 810, “Consolidation” related to the consolidation of variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waste Management, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas

February 16, 2012

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$258	$539
Accounts receivable, net of allowance for doubtful accounts of $29 and $26, respectively	1,631	1,510
Other receivables	144	146
Parts and supplies	153	130
Deferred income taxes	78	40
Other assets	115	117

Total current assets	2,379	2,482
Property and equipment, net of accumulated depreciation and amortization of $15,308 and $14,690, respectively	12,242	11,868
Goodwill	6,215	5,726
Other intangible assets, net	457	295
Investments in unconsolidated entities	637	471
Other assets	639	634

Total assets	$22,569	$21,476

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$838	$692
Accrued liabilities	1,129	1,100
Deferred revenues	470	460
Current portion of long-term debt	631	233

Total current liabilities	3,068	2,485
Long-term debt, less current portion	9,125	8,674
Deferred income taxes	1,884	1,662
Landfill and environmental remediation liabilities	1,404	1,402
Other liabilities	698	662

Total liabilities	16,179	14,885

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,561	4,528
Retained earnings	6,721	6,400
Accumulated other comprehensive income	172	230
Treasury stock at cost, 169,749,709 and 155,235,711 shares, respectively	(5,390)	(4,904)

Total Waste Management, Inc. stockholders’ equity	6,070	6,260
Noncontrolling interests	320	331

Total equity	6,390	6,591

Total liabilities and equity	$22,569	$21,476

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Years Ended December 31,
	2011	2010	2009
Operating revenues:
Service revenues	$11,852	$11,371	$11,093
Tangible product revenues	1,526	1,144	698

Total operating revenues	13,378	12,515	11,791

Costs and expenses:
Operating costs (exclusive of depreciation and amortization shown below):
Cost of services	7,254	6,854	6,620
Cost of tangible products	1,287	970	621

Total operating costs	8,541	7,824	7,241
Selling, general and administrative	1,551	1,461	1,364
Depreciation and amortization	1,229	1,194	1,166
Restructuring	19	(2)	50
(Income) expense from divestitures, asset impairments and unusual items	10	(78)	83

	11,350	10,399	9,904

Income from operations	2,028	2,116	1,887

Other income (expense):
Interest expense	(481)	(473)	(426)
Interest income	8	4	13
Equity in net losses of unconsolidated entities	(31)	(21)	(2)
Other, net	(4)	5	1

	(508)	(485)	(414)

Income before income taxes	1,520	1,631	1,473
Provision for income taxes	511	629	413

Consolidated net income	1,009	1,002	1,060
Less: Net income attributable to noncontrolling interests	48	49	66

Net income attributable to Waste Management, Inc.	$961	$953	$994

Basic earnings per common share	$2.05	$1.98	$2.02

Diluted earnings per common share	$2.04	$1.98	$2.01

Cash dividends declared per common share	$1.36	$1.26	$1.16

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Consolidated net income	$1,009	$1,002	$1,060
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,229	1,194	1,166
Deferred income tax (benefit) provision	198	154	(94)
Interest accretion on landfill liabilities	84	82	80
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	23	8	(30)
Provision for bad debts	44	41	48
Equity-based compensation expense	45	36	30
Net gain from disposal of assets	(24)	(22)	(13)
Excess tax benefits associated with equity-based transactions	(8)	(9)	(4)
Effect of (income) expense from divestitures, asset impairments and unusual items	10	(1)	83
Equity in net losses of unconsolidated entities, net of dividends	31	20	2
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(110)	(159)	29
Other current assets	(23)	47	(4)
Other assets	28	(3)	20
Accounts payable and accrued liabilities	65	(57)	51
Deferred revenues and other liabilities	(132)	(58)	(62)

Net cash provided by operating activities	2,469	2,275	2,362

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(867)	(407)	(281)
Capital expenditures	(1,324)	(1,104)	(1,179)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	36	44	28
Net receipts from restricted trust and escrow accounts	107	48	196
Investments in unconsolidated entities	(155)	(173)	(21)
Other	18	(14)	7

Net cash used in investing activities	(2,185)	(1,606)	(1,250)

Cash flows from financing activities:
New borrowings	1,201	908	1,749
Debt repayments	(503)	(1,112)	(1,335)
Common stock repurchases	(575)	(501)	(226)
Cash dividends	(637)	(604)	(569)
Exercise of common stock options	45	54	20
Excess tax benefits associated with equity-based transactions	8	9	4
Distributions paid to noncontrolling interests	(59)	(45)	(50)
Other	(46)	18	(50)

Net cash used in financing activities	(566)	(1,273)	(457)

Effect of exchange rate changes on cash and cash equivalents	1	3	5

Increase (decrease) in cash and cash equivalents	(281)	(601)	660
Cash and cash equivalents at beginning of year	539	1,140	480

Cash and cash equivalents at end of year	$258	$539	$1,140

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

			Waste Management, Inc. Stockholders’ Equity
		Comprehensive Income	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
	Total		Shares	Amounts				Shares	Amounts
Balance, December 31, 2008	$6,185		630,282	$6	$4,558	$5,631	$88	(139,547)	$(4,381)	$283
Comprehensive Income:
Consolidated net income	1,060	$1,060	—	—	—	994	—	—	—	66
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $13	(21)	(21)	—	—	—	—	(21)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $21	32	32	—	—	—	—	32	—	—	—
Unrealized gains on available-for-sale securities, net of taxes of $2	10	10	—	—	—	—	4	—	—	6
Foreign currency translation adjustments	99	99	—	—	—	—	99	—	—	—
Change in funded status of post-retirement benefit obligations, net of taxes of $4	6	6	—	—	—	—	6	—	—	—

Other comprehensive income (loss)	126	126

Comprehensive income	1,186	$1,186

Cash dividends declared	(569)		—	—	—	(569)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	64		—	—	(15)	(3)	—	2,610	82	—
Common stock repurchases	(226)		—	—	—	—	—	(7,237)	(226)	—
Distributions paid to noncontrolling interests	(50)		—	—	—	—	—	—	—	(50)
Other	1		—	—	—	—	—	12	—	1

Balance, December 31, 2009	$6,591		630,282	$6	$4,543	$6,053	$208	(144,162)	$(4,525)	$306
Comprehensive Income:
Consolidated net income	1,002	$1,002	—	—	—	953	—	—	—	49
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $28	(43)	(43)	—	—	—	—	(43)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $12	18	18	—	—	—	—	18	—	—	—
Unrealized gains on available-for-sale securities, net of taxes of $2	3	3	—	—	—	—	3	—	—	—
Foreign currency translation adjustments	49	49	—	—	—	—	49	—	—	—
Change in funded status of post-retirement benefit obligations, net of taxes of $3	(5)	(5)	—	—	—	—	(5)	—	—	—

Other comprehensive income (loss)	22	22

Comprehensive income	1,024	$1,024

Cash dividends declared	(604)		—	—	—	(604)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	104		—	—	(15)	(2)	—	3,832	121	—
Common stock repurchases	(501)		—	—	—	—	—	(14,920)	(501)	—
Distributions paid to noncontrolling interests	(45)		—	—	—	—	—	—	—	(45)
Noncontrolling interests in acquired businesses	52		—	—	—	—	—	—	—	52
Deconsolidation of variable interest entities	(31)		—	—	—	—	—	—	—	(31)
Other	1		—	—	—	—	—	14	1	—

Balance, December 31, 2010	$6,591		630,282	$6	$4,528	$6,400	$230	(155,236)	$(4,904)	$331

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY — (Continued)

(In Millions, Except Shares in Thousands)

			Waste Management, Inc. Stockholders’ Equity
		Comprehensive Income	Common Stock		Additional Paid-In Capital	Retained	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
	Total		Shares	Amounts		Earnings		Shares	Amounts
Balance, December 31, 2010	$6,591		630,282	$6	$4,528	$6,400	$230	(155,236)	$(4,904)	$331
Comprehensive Income:
Consolidated net income	1,009	$1,009	—	—	—	961	—	—	—	48
Other comprehensive income (loss), net of taxes:
Unrealized losses resulting from changes in fair value of derivative instruments, net of taxes of $20	(30)	(30)	—	—	—	—	(30)	—	—	—
Realized losses on derivative instruments reclassified into earnings, net of taxes of $1	1	1	—	—	—	—	1	—	—	—
Unrealized losses on available-for-sale securities, net of taxes of $2	(3)	(3)	—	—	—	—	(3)	—	—
Foreign currency translation adjustments	(18)	(18)	—	—	—	—	(18)	—	—	—
Change in funded status of post-retirement benefit obligations, net of taxes of $5	(8)	(8)	—	—	—	—	(8)	—	—	—

Other comprehensive income (loss)	(58)	(58)

Comprehensive income	951	$951

Cash dividends declared	(637)		—	—	—	(637)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	119		—	—	33	(3)	—	2,813	89	—
Common stock repurchases	(575)		—	—	—	—	—	(17,338)	(575)	—
Distributions paid to noncontrolling interests	(59)		—	—	—	—	—	—	—	(59)
Other	—		—	—	—	—	—	11	—	—

Balance, December 31, 2011	$6,390		630,282	$6	$4,561	$6,721	$172	(169,750)	$(5,390)	$320

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

We currently manage and evaluate our principal operations through five Groups. Our four geographic operating Groups, which are comprised of our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our five Groups, including the operations of Oakleaf Global Holdings and its primary operations (“Oakleaf”) acquired on July 28, 2011, which are presented in this report as “Other.” Additional information related to our segments and to our acquisition of Oakleaf can be found in Note 21 and in Note 19, respectively.

2.    Accounting Changes and Reclassifications

Accounting Changes

Goodwill Impairment Testing — In September 2011, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with goodwill impairment testing. The amended guidance provides companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption was permitted. The Company’s early adoption of this guidance in 2011 did not have an impact on our consolidated financial statements. Additional information on impairment testing can be found in Note 3.

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

Consolidation of Variable Interest Entities — In June 2009, the FASB issued revised authoritative guidance associated with the consolidation of variable interest entities. The new guidance primarily uses a qualitative approach for determining whether an enterprise is the primary beneficiary of a variable interest entity and, is therefore, required to consolidate the entity. This new guidance generally defines the primary beneficiary as the entity that has (i) the power to direct the activities of the variable interest entity that can most significantly impact

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the entity’s performance and (ii) the obligation to absorb losses and the right to receive benefits from the variable interest entity that could be significant from the perspective of the entity. The new guidance also requires that we continually reassess whether we are the primary beneficiary of a variable interest entity rather than conducting a reassessment only upon the occurrence of specific events.

As a result of our implementation of this guidance, effective January 1, 2010, we deconsolidated certain final capping, closure, post-closure and environmental remediation trusts because we share power over significant activities of these trusts with others. Our financial interests in these entities are discussed in Note 20. The deconsolidation of these trusts has not materially affected our financial position, results of operations or cash flows during the periods presented.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number of geographically diverse customers we service. At December 31, 2011 and 2010, no single customer represented greater than 5% of total accounts receivable.

Trade and Other Receivables

Our receivables, which are recorded when billed, when services are performed or when cash is advanced, are claims against third parties that will generally be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends; type of customer, such as municipal or commercial; the age of outstanding receivables; and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful. Also, we recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes.

Parts and Supplies

Parts and supplies consist primarily of spare parts, fuel, tires, lubricants and processed recycling materials. Our parts and supplies are stated at the lower of cost, using the average cost method, or market.

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

•

Closure — Includes the construction of the final portion of methane gas collection systems (when required), demobilization and routine maintenance costs. These are costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state regulatory agency. These costs are recorded as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Closure obligations are recorded over the life of the landfill based on estimates of the discounted cash flows associated with performing closure activities.

•

Post-Closure — Involves the maintenance and monitoring of a landfill site that has been certified closed by the applicable regulatory agency. Generally, we are required to maintain and monitor landfill sites for a 30-year period. These maintenance and monitoring costs are recorded as an asset retirement obligation

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Post-closure obligations are recorded over the life of the landfill based on estimates of the discounted cash flows associated with performing post-closure activities.

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2011, 2010 and 2009, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at December 31, 2011 is between 5.5% and 8.0%, the range of the credit-adjusted, risk-free discount rates effective since we adopted the FASB’s authoritative guidance related to asset retirement obligations in 2003. We expect to apply a credit-adjusted, risk-free discount rate of 4.5% to liabilities incurred in the first quarter of 2012.

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

Changes in inflation rates or the estimated costs, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset; and (ii) a change in liability and asset amounts to be recorded prospectively over either the remaining capacity of the related discrete final capping event or the remaining permitted and expansion airspace (as defined below) of the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace amortization expense.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2011, 2010 and 2009, adjustments associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace resulted in $11 million, $13 million and $14 million in net credits to landfill airspace amortization expense, respectively, with the majority of these credits resulting from revised estimates associated with final capping changes. In managing our landfills, our engineers look for ways to reduce or defer our construction costs, including final capping costs. The benefit recognized in these years was generally the result of (i) concerted efforts to improve the operating efficiencies of our landfills and volume declines, both of which have allowed us to delay spending for final capping activities; (ii) effectively managing the cost of final capping material and construction; or (iii) landfill expansions that resulted in reduced or deferred final capping costs.

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

We apply the following guidelines in determining a landfill’s remaining permitted and expansion airspace:

•

Remaining Permitted Airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is used to compare the existing landfill topography to the expected final landfill topography.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our principal financial officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 33 landfill sites with expansions at December 31, 2011, 11 landfills required the principal financial officer to approve the inclusion of the unpermitted airspace. Seven of these landfills required approval by our principal financial officer because of community or political opposition that could impede the expansion process. The remaining four landfills required approval primarily due to local zoning restrictions or because the permit application processes do not meet the one- or five-year requirements.

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement costs related to final capping, closure and post-closure of the expansion in the amortization basis of the landfill.

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor, or AUF, is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for future settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate, and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group, and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

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

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates or higher expenses, or higher profitability may result if the opposite occurs. Most significantly, if it is determined that expansion capacity should no longer be considered in calculating the recoverability of a landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense. If at any time management makes the decision to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.

Environmental Remediation Liabilities

We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by operations, or for

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the investigation of the extent of environmental impact and identification of likely site-remediation alternatives. In these cases, we use the amount within a range that constitutes our best estimate. If no amount within the range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $150 million higher than the $273 million recorded in the Consolidated Financial Statements as of December 31, 2011. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% at December 31, 2011 and 2010) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” costs and expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities and recovery assets during the reported periods (in millions) and the risk-free discount rate applied as of each reporting date:

	Years Ended December 31,
	2011	2010	2009
Charge (reduction) to Operating expenses(a)	$17	$2	$(35)
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	2.00%	3.50%	3.75%

(a)	In 2009, $9 million of the reduction in “Operating” expenses was attributable to noncontrolling interests.

The portion of our recorded environmental remediation liabilities that has never been subject to inflation or discounting, as the amounts and timing of payments are not readily determinable, was $48 million at December 31, 2011 and $81 million at December 31, 2010. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have decreased by $8 million at December 31, 2011 and increased by $15 million at December 31, 2010.

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

We include capitalized costs associated with developing or obtaining internal-use software within furniture, fixtures and office equipment. These costs include direct external costs of materials and services used in developing or obtaining the software and internal costs for employees directly associated with the software development project. As of December 31, 2011, capitalized costs for software placed in service, net of accumulated depreciation, were $112 million. In addition, our furniture, fixtures and office equipment includes

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$27 million as of December 31, 2011 and $51 million as of December 31, 2010 for costs incurred for software under development.

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

Operating Leases (excluding landfills discussed below) — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2011 are disclosed in Note 11.

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

Contingent Consideration — In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. For acquisitions completed beginning in 2009, we have recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition-date fair value and the ultimate settlement of the obligations being recognized as an adjustment to income from operations. For acquisitions completed before 2009, these obligations were recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Asset Impairments

We monitor the carrying value of our long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations; and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “(Income) expense from divestitures, asset impairments and unusual items” line item in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

There are additional considerations for impairments of landfills, goodwill and other indefinite-lived intangible assets, as described below.

Landfills — The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the sensitive estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the waste industry and do not necessarily result in impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a probability-weighted cash flow estimation approach, may indicate that no impairment loss should be recorded. At December 31, 2011, three of our landfill sites in two jurisdictions in the Company’s Midwest Group, for which we believe receipt of expansion permits is probable, had ceased accepting waste. The net recorded capitalized landfill asset cost for these three sites was $469 million at December 31, 2011. We performed tests of recoverability for these landfills and the undiscounted cash flows resulting from our probability-weighted estimation approach significantly exceeded the carrying values of each of these three sites.

Goodwill and Other Indefinite-Lived Intangible Assets — At least annually, and more frequently if warranted, we assess our goodwill and indefinite-lived intangible assets for impairment.

We assess whether a goodwill impairment exists using both qualitative and quantitative assessments. Our qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment.

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment or two-step impairment test to determine whether a goodwill impairment exists at the reporting unit. The first step in our quantitative assessment identifies potential impairments by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is typically estimated using an income approach or a combination of the income approach and market approach when applicable. The income approach is based on the long-term projected future cash flows of our reporting units. We discount the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon our reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported cash flows. We then apply that multiple to our reporting units’ cash flows to estimate their fair values. We believe that this approach is appropriate because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

Fair value computed by these two methods is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, we believe that these two methods provide a reasonable approach to estimating the fair value of our reporting units.

We assess whether other indefinite-lived intangible asset impairments exist by comparing the fair value of the asset with its carrying value. Fair value is typically estimated using an income approach for the respective asset, as described above. If the carrying value exceeds estimated fair value, an impairment would be recognized in the amount of the excess.

Refer to Note 6 for additional information related to goodwill impairment considerations made during the reported periods.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Trust and Escrow Accounts

As of December 31, 2011, our restricted trust and escrow accounts consist principally of (i) funds deposited for purposes of settling landfill final capping, closure, post-closure and environmental remediation obligations; and (ii) funds received from the issuance of tax-exempt bonds held in trust for the construction of various projects or facilities. As of December 31, 2011 and 2010, we had $152 million and $146 million, respectively, of restricted trust and escrow accounts, which are primarily included in long-term “Other assets” in our Consolidated Balance Sheets.

Final Capping, Closure, Post-Closure and Environmental Remediation Funds — At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying final capping, closure, post-closure and environmental remediation activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts.

Tax-Exempt Bond Funds — We obtain funds from the issuance of industrial revenue bonds for the construction of disposal facilities and for equipment necessary to provide waste management services. Proceeds from these arrangements are directly deposited into trust accounts, and we do not have the ability to use the funds in regular operating activities. Accordingly, these borrowings are treated as non-cash financing activities and are excluded from our Consolidated Statements of Cash Flows. As our construction and equipment expenditures are documented and approved by the applicable bond trustee, the funds are released and we receive a cash reimbursement. These cash reimbursements are reported in the Consolidated Statements of Cash Flows as an investing activity when the cash is released from the trust funds. Generally, the funds are fully expended within a few years of the debt issuance. When the debt matures, we repay our obligation with cash on hand and the debt repayments are included as a financing activity in the Consolidated Statements of Cash Flows.

Investments in Unconsolidated Entities

Investments in unconsolidated entities over which the Company has significant influence are accounted for under the equity method of accounting. Investments in affiliates in which the Company does not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. The majority of our investments are accounted for under the equity method.

Foreign Currency

We have operations in Canada and investments in China and the United Kingdom. The functional currency of our Canadian subsidiaries is Canadian dollars. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate at the balance sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of comprehensive income. The foreign currency exposure associated with our investments has not been material.

Derivative Financial Instruments

We primarily use derivative financial instruments to manage our risk associated with fluctuations in interest rates, foreign currency exchange rates and market prices for electricity. We use interest rate swaps to maintain a strategic portion of our long-term debt obligations at variable, market-driven interest rates. In 2009, we entered into interest rate derivatives in anticipation of senior note issuances planned for 2010 through 2014 to effectively lock in a fixed interest rate for those anticipated issuances. Foreign currency exchange rate derivatives are used to hedge our exposure to changes in exchange rates for anticipated cash transactions between Waste Management Holdings, Inc., a wholly-owned subsidiary (“WM Holdings”), and its Canadian subsidiaries. We use electricity

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commodity derivatives to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity.

We obtain current valuations of our interest rate, foreign currency and electricity commodity hedging instruments from third-party pricing models. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of derivatives is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset. There was no significant ineffectiveness in 2011, 2010 or 2009.

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

•

Foreign Currency Derivatives — Our foreign currency derivatives have been designated as cash flow hedges for accounting purposes, which results in the unrealized changes in the fair value of the derivative instruments being recorded in “Accumulated other comprehensive income” within the equity section of our Consolidated Balance Sheets. The associated balance in other comprehensive income is reclassified to earnings as the hedged cash flows affect earnings. In each of the periods presented, these derivatives have effectively mitigated the impacts of the hedged transactions, resulting in immaterial impacts to our results of operations for the periods presented. The financial statement impacts of our foreign currency derivatives are discussed in Note 8.

•

Electricity Commodity Derivatives — Our “receive fixed, pay variable” electricity commodity swaps have been designated as cash flow hedges for accounting purposes. The effective portion of the electricity commodity swap gains or losses is initially reported as a component of “Accumulated other comprehensive income” within the equity section of our Consolidated Balance Sheets and subsequently reclassified into earnings when the forecasted transactions affect earnings. The financial statement impacts of our electricity commodity derivatives are discussed in Note 8.

Insured and Self-Insured Claims

We have retained a significant portion of the risks related to our health and welfare, automobile, general liability and workers’ compensation claims programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data. The gross estimated liability associated with settling unpaid claims is included in “Accrued liabilities” in our Consolidated Balance Sheets if expected to be settled within one year, or otherwise is included in long-term “Other liabilities.” Estimated insurance recoveries related to recorded liabilities are reflected as current “Other receivables” or long-term “Other assets” in our Consolidated Balance Sheets when we believe that the receipt of such amounts is probable.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Our revenues are generated from the fees we charge for waste collection, transfer, disposal and recycling services; from the sale of electricity, steam, and landfill gas, which are byproducts of our waste-to-energy and landfill operations; and from the sale of recyclable commodities, oil and gas and organic lawn and garden products. The fees charged for our services are generally defined in our service agreements and vary based on contract-specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rates. The fees we charge for our services generally include fuel surcharges, which are intended to pass through to customers increased direct and indirect costs incurred because of changes in market prices for fuel. We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, recycling commodities are delivered or as kilowatts are delivered to a customer by a waste-to-energy facility or independent power production plant.

Tangible product revenues primarily include the sale of recyclable commodities at our material recovery facilities and through our recycling brokerage services and, to a lesser extent, sales of oil and gas and organic lawn and garden products.

We bill for certain services prior to performance. Such services include, among others, certain residential contracts that are billed on a quarterly basis and equipment rentals. These advance billings are included in deferred revenues and recognized as revenue in the period service is provided.

Capitalized Interest

We capitalize interest on certain projects under development, including internal-use software and landfill expansion projects, and on certain assets under construction, including operating landfills, landfill gas-to-energy projects and waste-to-energy facilities. During 2011, 2010 and 2009, total interest costs were $503 million, $490 million and $443 million, respectively, of which $22 million was capitalized in 2011 and $17 million was capitalized in both 2010 and 2009. In 2011 and 2010, interest was capitalized primarily for landfill construction costs and landfill gas-to-energy construction projects. The interest capitalized in 2009 was primarily for landfill construction costs.

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

Supplemental Cash Flow Information

	Years Ended December 31,
Cash paid during the year (in millions):	2011	2010	2009
Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$470	$477	$416
Income taxes	306	547	466

For the years ended December 31, 2011 and 2009, non-cash activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $100 million and $105 million, respectively. During the year ended December 31, 2010, we did not have any tax-exempt borrowings; however, we did have a $215 million non-cash increase in our debt obligations as a result of the issuance of a note payable in return for a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. This investment is discussed in detail in Note 9. Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows.

4.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2011			December 31, 2010
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$123	$38	$161	$105	$43	$148
Long-term	1,169	235	1,404	1,161	241	1,402

	$1,292	$273	$1,565	$1,266	$284	$1,550

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the years ended December 31, 2010 and 2011 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2009	$1,267	$256
Obligations incurred and capitalized	47	—
Obligations settled	(86)	(36)
Interest accretion	82	5
Revisions in cost estimates and interest rate assumptions(a)(b)	(49)	61
Acquisitions, divestitures and other adjustments	5	(2)

December 31, 2010	$1,266	$284
Obligations incurred and capitalized	49	—
Obligations settled	(80)	(37)
Interest accretion	84	6
Revisions in cost estimates and interest rate assumptions(a)(b)	(30)	23
Acquisitions, divestitures and other adjustments	3	(3)

December 31, 2011	$1,292	$273

(a)	The amounts reported for our landfill liabilities include reductions of approximately $50 million and $30 million for 2010 and 2011, respectively, related to our year-end annual review of final landfill capping, closure and post-closure obligations.

(b)	The amount reported in 2010 for our environmental remediation liabilities includes increased cost estimates associated with environmental remediation obligations, primarily based on a review and evaluation of existing remediation projects. As these remediation projects progressed, more defined plans were developed, resulting in a net increase in the required obligation to reflect the more likely remedies. Additionally, during 2010, the risk-free discount rate used to measure our liabilities decreased from 3.75% at December 31, 2009 to 3.5% at December 31, 2010, resulting in an increase of $5 million to our environmental remediation liabilities and a corresponding increase to “Operating” expenses.

The amount reported in 2011 for our environmental remediation liabilities primarily relates to the impact of a decrease in the risk-free discount rate used to measure our liabilities from 3.5% at December 31, 2010 to 2.0% at December 31, 2011, resulting in an increase of $25 million to our environmental remediation liabilities and a corresponding increase to “Operating” expenses. This charge was partially offset by a $9 million favorable revision to an environmental remediation liability at a closed site based on the estimated cost of the remediation alternative selected by the EPA.

Our recorded liabilities as of December 31, 2011 include the impacts of inflating certain of these costs based on our expectations for the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities as measured in current dollars are $38 million in 2012; $26 million in 2013; $27 million in 2014; $24 million in 2015; $12 million in 2016; and $138 million thereafter.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of trust funds and escrow accounts for which we are the sole beneficiary was $123 million at December 31, 2011 and $124 million as of December 31, 2010. These amounts are included in long-term “Other assets” in our Consolidated Balance Sheet. Our portion of the trusts that have been established for the benefit of both the Company and the host community in which we operate had an aggregate carrying value of $107 million at December 31, 2011 and $103 million at December 31, 2010. These amounts are included in “Other receivables” and as long-term “Other assets” in our Consolidated Balance Sheet.

5.    Property and Equipment

Property and equipment at December 31 consisted of the following (in millions):

	2011	2010
Land	$663	$651
Landfills	12,940	12,777
Vehicles	3,705	3,588
Machinery and equipment	3,731	3,454
Containers	2,392	2,277
Buildings and improvements	3,273	3,064
Furniture, fixtures and office equipment	846	747

	27,550	26,558
Less accumulated depreciation on tangible property and equipment	(8,377)	(7,898)
Less accumulated landfill airspace amortization	(6,931)	(6,792)

	$12,242	$11,868

Depreciation and amortization expense, including amortization expense for assets recorded as capital leases, was comprised of the following for the years ended December 31 (in millions):

	2011	2010	2009
Depreciation of tangible property and equipment	$800	$781	$779
Amortization of landfill airspace	378	372	358

Depreciation and amortization expense	$1,178	$1,153	$1,137

6.    Goodwill and Other Intangible Assets

Goodwill was $6,215 million as of December 31, 2011 compared with $5,726 million as of December 31, 2010. The $489 million increase in goodwill during 2011 was primarily related to consideration paid for acquisitions in excess of identifiable net assets acquired of $497 million, which includes $327 million related to our July 2011 acquisition of Oakleaf as discussed in Note 19, partially offset by foreign currency translation and other adjustments.

We incurred no impairment of goodwill as a result of our annual, fourth quarter goodwill impairment tests in 2011, 2010 or 2009. Additionally, we did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2011, 2010 or 2009. However, there can be no assurance that goodwill will not be impaired at any time in the future.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our other intangible assets as of December 31, 2011 and 2010 were comprised of the following (in millions):

	Customer Contracts and Customer Lists	Covenants Not-to- Compete	Licenses, Permits and Other	Total
December 31, 2011:
Intangible assets	$392	$91	$161	$644
Less accumulated amortization	(119)	(41)	(27)	(187)

	$273	$50	$134	$457

December 31, 2010:
Intangible assets	$228	$64	$147	$439
Less accumulated amortization	(87)	(31)	(26)	(144)

	$141	$33	$121	$295

Amortization expense for other intangible assets was $51 million for 2011, $41 million for 2010, and $29 million for 2009. At December 31, 2011, we had $62 million of intangible assets that are not subject to amortization, which are primarily operating permits that do not have stated expirations or that have routine, administrative renewal processes. Additional information related to intangible assets acquired through 2011 business combinations is included in Note 19. As of December 31, 2011, expected annual amortization expense related to intangible assets is $66 million in 2012; $58 million in 2013; $48 million in 2014; $42 million in 2015; and $37 million in 2016.

7.    Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31, 2011:

	2011	2010
Revolving credit facility (interest rate of 1.5% at December 31, 2011)	$150	$—
Letter of credit facilities	—	—
Canadian credit facility (weighted average effective interest rate of 1.8% at December 31, 2011 and 2.2% at December 31, 2010)	137	212
Senior notes and debentures, maturing through 2039, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 6.0% at December 31, 2011 and 6.5% at December 31, 2010)	6,228	5,452
Tax-exempt bonds maturing through 2041, fixed and variable interest rates ranging from 0.1% to 7.4% (weighted average interest rate of 3.1% at December 31, 2011 and 2010)	2,771	2,696
Tax-exempt project bonds, maturing through 2029, fixed and variable interest rates ranging from 0.1% to 3.4% (weighted average interest rate of 1.3% at December 31, 2011 and 2.5% at December 31, 2010)	86	116
Capital leases and other, maturing through 2055, interest rates up to 12%	384	431

Total long-term debt	$9,756	$8,907
Current portion of long-term debt	631	233

Long-term debt, less current portion	$9,125	$8,674

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Classification

As of December 31, 2011, we had (i) $925 million of debt maturing within twelve months, including $150 million of borrowings outstanding under the revolving credit facility, U.S.$137 million of advances outstanding under our Canadian credit facility, $400 million of 6.375% senior notes that mature in November 2012 and $168 million of tax-exempt bonds and (ii) $305 million of fixed-rate tax-exempt borrowings subject to re-pricing within the next twelve months. Under accounting principles generally accepted in the United States, this debt must be classified as current unless we have the intent and ability to refinance it on a long-term basis. We have the intent and ability to refinance $599 million of this debt on a long-term basis and have classified the remaining $631 million as current obligations as of December 31, 2011.

As of December 31, 2011, we also have $565 million of variable-rate tax-exempt bonds and $46 million of variable-rate tax-exempt project bonds. The interest rates on these bonds are reset on either a daily or weekly basis through a remarketing process. If the remarketing agent is unable to remarket the bonds, the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2011 because the borrowings are supported by letters of credit issued under our five-year, $2.0 billion revolving credit facility, which is long-term.

Access to and Utilization of Credit Facilities

Revolving Credit Facility — In May 2011, we amended and restated our $2.0 billion revolving credit facility as a result of changes in market conditions, which significantly reduced the cost of the facility. We also extended the term through May 2016. This facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit. At December 31, 2011, we had $150 million of outstanding borrowings and $1,012 million of letters of credit issued and supported by the facility. The unused and available credit capacity of the facility was $838 million as of December 31, 2011.

Letter of Credit Facilities — As of December 31, 2011, we had an aggregate committed capacity of $505 million under letter of credit facilities with terms ending from June 2013 to June 2015. These facilities are currently being used to back letters of credit issued to support our bonding and financial assurance needs. Our letters of credit generally have terms providing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term of the respective facility. Through December 31, 2011, we had not experienced any unreimbursed draws on letters of credit under these facilities. As of December 31, 2011, no borrowings were outstanding under these letter of credit facilities and we had $3 million of unused and available credit capacity.

Canadian Credit Facility — In November 2005, Waste Management of Canada Corporation, one of our wholly-owned subsidiaries, entered into a credit facility agreement to facilitate WM’s repatriation of accumulated earnings and capital from its Canadian subsidiaries. The agreement provided for an initial credit capacity of C$340 million and matures in November 2012. At December 31, 2011, we had U.S.$137 million of borrowings outstanding under this credit facility.

Debt Borrowings and Repayments

The significant changes in our debt balances from December 31, 2010 to December 31, 2011 are related to the following:

Revolving Credit Facility — During the third quarter of 2011, we borrowed $100 million under our revolving credit facility in connection with our acquisition of Oakleaf, which is discussed further in Note 19. These borrowings were repaid with proceeds from our August 2011 issuance of senior notes. The $150 million of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowings outstanding as of December 31, 2011 were incurred for general corporate purposes, including additions to working capital, capital expenditures and the funding of acquisitions and investments. We borrowed another $50 million under our revolving credit agreement in January, bringing the total outstanding as of the date of this filing to $200 million. We currently expect to repay these borrowings during 2012 with cash flow generated by our operations. Due to the short-term maturities of these borrowings, we have reported these cash flows on a net basis in the Consolidated Statement of Cash Flows in accordance with accounting principles generally accepted in the U.S.

Canadian Credit Facility — A total of U.S.$77 million of net advances under the facility matured during 2011 and were repaid with available cash.

Senior Notes — In February 2011, we issued $400 million of 4.60% senior notes due March 2021. The net proceeds from the debt issuance were $396 million. We used a portion of the proceeds to repay $147 million of 7.65% senior notes that matured in March 2011. In August 2011, we issued $500 million of 2.60% senior notes due September 2016. The net proceeds from the debt issuance were $497 million. A portion of the proceeds was used to repay the $100 million borrowing under our $2.0 billion revolving credit facility, which is discussed above, and the remainder was incurred for general corporate purposes, including additions to working capital, capital expenditures and the funding of acquisitions and investments.

The remaining change in the carrying value of our senior notes from December 31, 2010 to December 31, 2011 is principally due to accounting for our fixed-to-floating interest rate swap agreements, which are accounted for as fair value hedges resulting in all fair value adjustments being reflected as a component of the carrying value of the underlying debt. Refer to Note 8 for additional information regarding our interest rate derivatives.

Tax-Exempt Bonds — During the year ended December 31, 2011, we issued $100 million of tax-exempt bonds, which are used as a means of accessing low-cost financing for capital expenditures. The proceeds from these debt issuances may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill construction and development. We repaid $25 million of our tax-exempt bonds with available cash during the year ended December 31, 2011. Additional information related to the presentation of these borrowings in the Consolidated Statement of Cash Flows is discussed in Note 3.

Tax-Exempt Project Bonds — In the past, our Wheelabrator Group used tax-exempt project bonds to finance the development of waste-to-energy facilities. During the year ended December 31, 2011, we repaid $30 million of our tax-exempt project bonds with available cash.

Capital Leases and Other — The decrease in our capital leases and other debt obligations is primarily due to the repayment of $87 million of various borrowings upon their scheduled maturities, net of new leases and borrowings of $48 million.

Scheduled Debt Payments — Scheduled principal payments of our debt and capital leases for the next five years are as follows: $918 million in 2012; $210 million in 2013; $460 million in 2014; $455 million in 2015; and $696 million in 2016. Our recorded debt and capital lease obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities, which have been excluded from these amounts because they will not result in cash payments.

Secured Debt

Our debt balances are generally unsecured, except for capital leases and the note payable associated with our investment in federal low-income housing tax credits. During 2011, we repaid $30 million of tax-exempt project bonds that had been secured by certain of our Wheelabrator Group’s assets.

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

Our revolving credit facility and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2011 and December 31, 2010, we were in compliance with the covenants and restrictions under all of our debt agreements.

8.    Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Consolidated Balance Sheet (in millions):

		December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2011	2010
Interest rate contracts	Current other assets	$—	$1
Electricity commodity contracts	Current other assets	5	—
Interest rate contracts	Long-term other assets	73	37

Total derivative assets		$78	$38

Interest rate contracts	Current accrued liabilities	$42	$11
Electricity commodity contracts	Current accrued liabilities	—	1
Interest rate contracts	Long-term accrued liabilities	32	13
Foreign exchange contracts	Long-term accrued liabilities	2	3

Total derivative liabilities		$76	$28

We have not offset fair value amounts recognized for our derivative instruments. For information related to the methods used to measure our derivative assets and liabilities at fair value, refer to Note 18.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Derivatives

Interest Rate Swaps

We use interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of December 31, 2011, we had approximately $6.1 billion in fixed-rate senior notes outstanding. The interest payments on $1 billion, or 16%, of these senior notes have been swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates. As of December 31, 2010, we had approximately $5.4 billion in fixed-rate senior notes outstanding, of which $500 million, or 9%, had been swapped to variable interest rates. The significant terms of our interest rate swap agreements as of December 31, 2011 and 2010 are summarized in the table below (in millions):

As of	Notional Amount	Receive	Pay	Maturity Date
December 31, 2011	$1,000	Fixed 5.00%-7.125%	Floating 0.38%-6.11%	Through March 15, 2018
December 31, 2010	$500	Fixed 5.00%-7.65%	Floating 0.10%-4.69%	Through March 15, 2018

The increase in the notional amount of our interest rate swaps from December 31, 2010 to December 31, 2011 was due to the execution of $600 million of interest rate swaps in March 2011 partially offset by the scheduled maturity of $100 million of interest rate swaps in March 2011.

We have designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts has increased the carrying value of our debt instruments by $102 million as of December 31, 2011 and $79 million as of December 31, 2010. The following table summarizes the fair value adjustments from interest rate swap agreements at December 31 (in millions):

Increase in Carrying Value of Debt Due to Hedge Accounting for Interest Rate Swaps	December 31,
	2011	2010
Senior notes:
Active swap agreements	$73	$38
Terminated swap agreements	29	41

	$102	$79

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

Years Ended December 31,	Statement of Operations Classification	Gain (Loss) on Swap	Gain (Loss) on Fixed-Rate Debt
2011	Interest expense	$35	$(35)
2010	Interest expense	$6	$(6)
2009	Interest expense	$(60)	$60

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Decrease to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	Years Ended December 31,
	2011	2010	2009
Periodic settlements of active swap agreements(a)	$23	$29	$46
Terminated swap agreements	12	18	19

	$35	$47	$65

(a)	These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations are based on a spread from the three-month LIBOR. The significant decline in the benefit from active swaps when comparing 2010 with 2009 is due to a decrease in the notional amount of swaps outstanding, offset, in part, by a decline in three-month LIBOR rates.

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

During the first quarter of 2011, $150 million of these forward-starting interest rate swaps were terminated contemporaneously with the actual issuance of senior notes in February 2011, and we paid cash of $9 million to settle the liability related to these swap agreements. The ineffectiveness recognized upon termination of the hedges was immaterial and the related deferred loss continues to be recorded as a component of “Accumulated other comprehensive income.” The deferred loss is being amortized as an increase to interest expense over the ten-year life of the senior notes issued in February 2011 using the effective interest method. The incremental interest expense associated with these forward-starting interest rate swaps was immaterial during the year ended December 31, 2011 and is expected to be immaterial over the next twelve months.

The forward-starting interest rate swaps outstanding as of December 31, 2011 relate to anticipated debt issuances in November 2012 and March 2014. As of December 31, 2011, the fair value of these active interest rate derivatives was comprised of $42 million of current liabilities and $32 million of long-term liabilities compared with $13 million of long-term liabilities as of December 31, 2010.

We recognized pre-tax and after-tax losses of $59 million and $37 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the year ended December 31, 2011 and $33 million and $20 million, respectively, during the year ended December 31, 2010. We recognized pre-tax and after-tax gains of $9 million and $5 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the year ended December 31, 2009. There was no significant ineffectiveness associated with these hedges during the years ended December 31, 2011, 2010 or 2009.

Treasury Rate Locks

During the third quarter of 2009, we entered into Treasury rate locks with a total notional amount of $200 million to hedge the risk of changes in semi-annual interest payments for a portion of the senior notes that the Company planned to issue in June 2010. The Treasury rate locks were terminated in the second quarter of 2010

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2011 and 2010, our “Accumulated other comprehensive income” included $12 million and $16 million, respectively, of deferred losses, net of taxes, associated with the Treasury rate locks mentioned above and with Treasury rate locks that had been executed in previous years in anticipation of senior note issuances. These deferred losses are reclassified as an increase to interest expense over the life of the related senior note issuances, which extend through 2032. Pre-tax amounts of $7 million, $8 million and $9 million were reclassified out of accumulated other comprehensive income and into interest expense in 2011, 2010 and 2009, respectively. As of December 31, 2011, $7 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

Credit-Risk-Related Contingent Features

Certain of our interest rate derivative instruments contain provisions related to the Company’s credit rating. If the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of December 31, 2011, we had not experienced any credit events that would trigger these provisions, nor did we have any derivative instruments with credit-risk-related contingent features that were in a net liability position.

Foreign Exchange Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings, and its Canadian subsidiaries.

As of December 31, 2009, the hedged cash flows included C$370 million of principal and C$22 million of interest scheduled to be paid in December 2010. The intercompany note and related forward contracts matured in December 2010 and we paid cash of U.S. $37 million to settle the forward contracts.

In December 2010, we executed a new C$370 million intercompany debt arrangement and entered into new forward contracts for the related principal and interest cash flows. The total notional value of the forward contracts was C$401 million at December 31, 2010. Interest of C$10 million was paid on November 30, 2011 and the related forward contract matured, resulting in a remaining notional value of C$391 million at December 31, 2011. Scheduled interest payments as of December 31, 2011 are as follows: C$11 million on November 30, 2012 and C$10 million on October 31, 2013. The principal is scheduled to be repaid on October 31, 2013. We designated these forward contracts as cash flow hedges.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Year Ended December 31,	Derivative Gain or (Loss) Recognized in OCI (Effective Portion)	Statement of Operations Classification	Derivative Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
2011	$1	Other income (expense)	$4
2010	$(22)	Other income (expense)	$(18)
2009	$(47)	Other income (expense)	$(47)

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. Adjustments to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges resulted in the recognition of after-tax gains of $1 million during the year ended December 31, 2011; after-tax losses of $14 million during the year ended December 31, 2010; and after-tax losses of $28 million during the year ended December 31, 2009. After-tax adjustments for the reclassification of gains from accumulated other comprehensive income into income were $2 million during the year ended December 31, 2011. After-tax adjustments for the reclassification of losses from accumulated other comprehensive income into income were $11 million and $28 million during the years ended December 2010 and 2009, respectively. Ineffectiveness has been included in other income and expense during each of the reported periods. There was no significant ineffectiveness associated with these hedges during the years ended December 31, 2011, 2010 or 2009.

Electricity Commodity Derivatives

As a result of the expiration of certain long-term electricity contracts at our waste-to-energy facilities, we use short-term “receive fixed, pay variable” electricity commodity swaps to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 672,360 megawatt hours, or approximately 26%, of our Wheelabrator Group’s full year 2010 merchant electricity sales and 1.55 million megawatt hours, or approximately 50%, of the Group’s full year 2011 merchant electricity sales. The swaps executed through December 31, 2011 are expected to hedge about 628,800 megawatt hours, or approximately 19%, of the Group’s full year 2012 merchant electricity sales.

We recognized pre-tax and after-tax gains of $8 million and $5 million, respectively, to other comprehensive income for changes in the fair value of our electricity commodity derivatives during the year ended December 31, 2011. We recognized pre-tax and after-tax adjustments of $2 million and $1 million, respectively, for the reclassification of gains from accumulated other comprehensive income into income during the year ended December 31, 2011. All financial statement impacts associated with these derivatives were immaterial for the year ended December 31, 2010. There was no significant ineffectiveness associated with these cash flow hedges during 2011 or 2010.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Income Taxes

Provision for Income Taxes

Our “Provision for income taxes” consisted of the following (in millions):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$240	$354	$407
State	38	99	74
Foreign	35	22	26

	313	475	507

Deferred:
Federal	162	85	(45)
State	36	64	(35)
Foreign	—	5	(14)

	198	154	(94)

Provision for income taxes	$511	$629	$413

The U.S. federal statutory income tax rate is reconciled to the effective rate as follows:

	Years Ended December 31,
	2011	2010	2009
Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	3.46	4.50	3.75
Miscellaneous federal tax credits	(3.29)	(1.67)	(1.15)
Noncontrolling interests	(1.11)	(1.05)	(1.56)
Taxing authority audit settlements and other tax adjustments	(0.47)	0.54	(2.89)
Nondeductible costs relating to acquired intangibles	0.08	0.11	0.18
Tax rate differential on foreign income	(0.70)	(0.39)	(0.24)
Cumulative effect of change in tax rates	0.12	1.74	(0.49)
Utilization of capital loss	—	—	(4.44)
Other	0.52	(0.25)	(0.09)

Provision for income taxes	33.61%	38.53%	28.07%

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The comparability of our income taxes for the reported periods has been primarily affected by variations in our income before income taxes, tax audit settlements, changes in effective state and Canadian statutory tax rates, realization of state net operating loss and credit carry-forwards, utilization of a capital loss carry-back and miscellaneous federal tax credits. For financial reporting purposes, income before income taxes showing domestic and foreign sources was as follows (in millions) for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Domestic	$1,394	$1,517	$1,396
Foreign	126	114	77

Income before income taxes	$1,520	$1,631	$1,473

Tax Audit Settlements — The Company and its subsidiaries file income tax returns in the United States, Canada and Puerto Rico, as well as various state and local jurisdictions. We are currently under audit by the IRS and from time to time we are audited by other taxing authorities. Our audits are in various stages of completion.

During 2011 we settled various state tax audits. The settlement of these tax audits resulted in a reduction to our “Provision for income taxes” of $12 million, or $0.03 per diluted share, for the year ended December 31, 2011.

During 2010, we settled the IRS audit for the 2009 tax year as well as various state tax audits. In addition, we finalized audits in Canada through 2005. The settlement of these tax audits resulted in a reduction to our “Provision for income taxes” of $8 million, or $0.02 per diluted share, for the year ended December 31, 2010.

During 2009, we settled the IRS audit for the 2008 tax year as well as various state tax audits. The settlement of these audits resulted in a reduction to our “Provision for income taxes” of $11 million, or $0.02 per diluted share, for the year ended December 31, 2009.

We are currently in the examination phase of IRS audits for the tax years 2010, 2011 and 2012 and expect these audits to be completed within the next three, 12 and 24 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. We have finalized audits in Canada through the 2005 tax year and are not currently under audit for any subsequent tax years in Canada. On July 28, 2011, we acquired Oakleaf, which is subject to IRS examinations for years dating back to 2008 and state income tax examinations for years dating back to 2002. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to certain indemnifications for Oakleaf’s pre-acquisition tax liabilities.

Effective State Tax Rate Change — During 2011, our state deferred income taxes increased by $3 million to reflect the impact of changes in the estimated tax rate at which existing temporary differences will be realized. During 2010, our current state tax rate increased from 6.25% to 6.75% resulting in an increase to our provision for income taxes of $5 million. In addition, our state deferred income taxes increased $37 million to reflect the impact of changes in the estimated tax rate at which existing temporary differences will be realized. During 2009, our current state tax rate increased from 6.0% to 6.25% and our deferred state tax rate increased from 5.5% to 5.75%, resulting in an increase to our income taxes of $3 million and $6 million, respectively. The increases in these rates are primarily due to changes in state law. The comparison of our effective state tax rate during the reported periods has also been affected by return-to-accrual adjustments, which reduced our “Provision for income taxes” in 2011 and 2009 and increased our “Provision for income taxes” in 2010.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canada Statutory Tax Rate Change — During 2009, the provincial tax rates in Ontario were reduced, which resulted in a $13 million tax benefit as a result of the revaluation of the related deferred tax balances.

State Net Operating Loss and Credit Carry-Forwards — During 2011, 2010, and 2009, we utilized state net operating loss and credit carry-forwards resulting in a reduction to our “Provision for income taxes” for those periods of $4 million, $4 million and $35 million, respectively.

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

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results and other reductions in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. During the year ended December 31, 2011, we recognized $6 million of net losses resulting from our share of the entity’s operating losses. Our tax provision for the year ended December 31, 2011 was reduced by $17 million primarily as a result of tax credits realized from this investment. See Note 20 for additional information related to this investment.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting. We recognize our share of the entity’s results and reductions in value of our investment in “Equity in net losses of unconsolidated entities,” within our Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the years ended December 31, 2011 and 2010, we recognized $23 million and $19 million of losses relating to our equity investment in this entity, $8 million and $5 million of interest expense, and a reduction in our tax provision of $38 million (including $26 million of tax credits) and $26 million (including $16 million of tax credits), respectively. See Note 20 for additional information related to this investment.

Unremitted Earnings in Foreign Subsidiaries — At December 31, 2011, remaining unremitted earnings in foreign operations were approximately $750 million, which are considered permanently invested and, therefore, no provision for U.S. income taxes has been accrued for these unremitted earnings. Determination of the unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets (Liabilities)

The components of the net deferred tax assets (liabilities) at December 31 are as follows (in millions):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$231	$179
Landfill and environmental remediation liabilities	95	60
Miscellaneous and other reserves	283	202

Subtotal	609	441
Valuation allowance	(156)	(132)
Deferred tax liabilities:
Property and equipment	(1,282)	(1,045)
Goodwill and other intangibles	(976)	(886)

Net deferred tax liabilities	$(1,805)	$(1,622)

The valuation allowance increased by $24 million in 2011 due to our acquisition of Oakleaf, changes in our capital loss carry-forward and changes in our state NOL and credit carry-forwards.

At December 31, 2011, we had $120 million of federal net operating loss, or NOL, carry-forwards and $1.4 billion of state NOL carry-forwards. The federal and state NOL carry-forwards have expiration dates through the year 2031. We also have a $104 million capital loss carry-forward that expires in 2014. In addition, we have $39 million of state tax credit carry-forwards at December 31, 2011.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest for 2011, 2010 and 2009 is as follows (in millions):

	2011	2010	2009
Balance at January 1	$53	$75	$84
Additions based on tax positions related to the current year	9	5	6
Additions based on tax positions of prior years	—	—	—
Additions due to acquisitions	2	—	—
Accrued interest	2	3	4
Reductions for tax positions of prior years	—	(1)	(1)
Settlements	(10)	(23)	(10)
Lapse of statute of limitations	(7)	(6)	(8)

Balance at December 31	$49	$53	$75

These liabilities are primarily included as a component of long-term “Other liabilities” in our Consolidated Balance Sheets because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. As of December 31, 2011, $32 million of net unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize interest expense related to unrecognized tax benefits in tax expense. During the years ended December 31, 2011, 2010 and 2009 we recognized approximately $2 million, $3 million and $4 million, respectively, of such interest expense as a component of our “Provision for income taxes.” We had approximately $7 million and $8 million of accrued interest in our Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively. We do not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009.

We anticipate that approximately $7 million of liabilities for unrecognized tax benefits, including accrued interest, and $2 million of related deferred tax assets may be reversed within the next 12 months. The anticipated reversals are related to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Recent Legislation

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, signed into law on December 17, 2010, included an extension of the bonus depreciation allowance through the end of 2012 and increased the amount of qualifying capital expenditures that can be depreciated immediately from 50% to 100%. The 100% depreciation deduction applies to qualifying property placed in service from September 8, 2010 through December 31, 2011. The acceleration of deductions on 2011 capital expenditures resulting from the bonus depreciation provision had no impact on our 2011 effective tax rate. However, the ability to accelerate depreciation deductions decreased our 2011 cash taxes by approximately $190 million. Taking the accelerated tax depreciation will result in increased cash taxes in future periods when the deductions for these capital expenditures would have otherwise been taken.

10.    Employee Benefit Plans

Defined Contribution Plans — Our Waste Management retirement savings plans are 401(k) plans that cover employees, except those working subject to collective bargaining agreements that do not allow for coverage under such plans. Employees are generally eligible to participate in the plans following a 90-day waiting period after hire and may contribute as much as 25% of their annual compensation, subject to annual contribution limitations established by the IRS. Under our largest retirement savings plan, we match, in cash, 100% of employee contributions on the first 3% of their eligible compensation and match 50% of employee contributions on the next 3% of their eligible compensation, resulting in a maximum match of 4.5%. Both employee and Company contributions vest immediately. Charges to “Operating” and “Selling, general and administrative” expenses for our defined contribution plans were $61 million in 2011, $55 million in 2010 and $50 million in 2009.

Defined Benefit Plans (other than multiemployer defined benefit plans discussed below) — Certain of the Company’s subsidiaries sponsor pension plans that cover employees not otherwise covered by the Waste Management retirement savings plans. These employees are members of collective bargaining units. In addition, Wheelabrator Technologies Inc., a wholly-owned subsidiary, sponsors a pension plan for its former executives and former Board members. As of December 31, 2011, the combined benefit obligation of these pension plans was $92 million, and the plans had $62 million of plan assets, resulting in an unfunded benefit obligation for these plans of $30 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retired employees as of December 31, 1998. The unfunded benefit obligation for these plans was $43 million at December 31, 2011.

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans are $73 million as of December 31, 2011 and are included as components of “Accrued liabilities” and long-term “Other liabilities” in our Consolidated Balance Sheet.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multiemployer Defined Benefit Plans — We are a participating employer in a number of trustee-managed multiemployer, defined benefit pension plans for employees who participate in collective bargaining agreements. The risks of participating in these multiemployer plans are different from single-employer plans in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers and (iii) if we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan. The following table outlines our participation in multiemployer plans considered to be individually significant (dollar amounts in millions):

		Pension Protection Act						Expiration Date of Collective Bargaining Agreement
	EIN/Pension Plan Number	Reported Status(a)		FIP/RP Status(b)(c)	Contributions(d)
Pension Fund		2011	2010		2011	2010	2009
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical	Critical	Implemented	$1	$1	$1	Various dates through 8/31/2014
Central States, Southeast and Southwest Areas Pension Plan	EIN: 36-6044243; Plan Number: 001	Critical	Critical	Implemented	—	—	1	(e)
Distributors Association Warehousemens Pension Trust	EIN: 94-0294755 Plan Number: 002	Critical as of 5/31/2010	Critical as of 5/31/2009	Implemented	1	1	1	5/31/2010; negotiations ongoing
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	EIN: 36-6513567; Plan Number: 001	Endangered as of 9/30/2010	Endangered as of 9/30/2009	Implemented	4	4	3	9/30/2013 and 9/30/2014
New England Teamsters and Trucking Industry Pension Fund	EIN: 04-6372430; Plan Number: 001	Critical as of 9/30/2010	Critical as of 9/30/2009	Implemented	—	—	—	2/28/2013
Suburban Teamsters of Northern Illinois Pension Plan	EIN: 36-6155778; Plan Number: 001	Critical	Critical	Implemented	2	2	2	Various dates through 3/31/2015
Teamsters Employers Local 945 Pension Fund	EIN: 22-6196388; Plan Number: 001	Critical	Critical	Implemented	—	—	—	Various dates through 12/31/2014
Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not applicable	20	20	18	Various dates through 6/30/2017
Western Pennsylvania Teamsters and Employers Pension Plan	EIN: 25-6029946; Plan Number: 001	Critical	Critical	Implemented	1	1	1	12/31/2011; negotiations ongoing

(a)	Unless otherwise noted in the table, the most recent Pension Protection Act zone status available in 2011 and 2010 is for the plan’s year-end at December 31, 2010 and 2009, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally either less than 80% funded or meet certain accumulated funding deficiency criteria.

(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.
(d)	The Company was listed in the Form 5500 as providing more than 5% of the total contributions for each of the following plans and plan years:

Year Contributions to Plan Exceeded 5% of Total Contributions (as of Plan’s Year End)
Distributors Association Warehousemens Pension Trust	5/31/2010
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	9/30/2010
Suburban Teamsters of Northern Illinois Pension Plan	12/31/2010 and 12/31/2009

At the date the financial statements were issued, Forms 5500 were not available for the plan years ended in 2011. For the plan years ended in 2009, Forms 5500 were not available for the following plans: Distributors Association Warehousemens Pension Trust, Local 731 Private Scavengers and Garage Attendants Pension Trust Fund and New England Teamsters and Trucking Industry Pension Fund.

(e)	While the subject of pending litigation, the Company has no collective bargaining agreements remaining that require contributions to this fund.

The following table summarizes all contributions made to multiemployer defined benefit pension plans, which were charged to operations for our subsidiaries’ ongoing participation in these defined benefit plans (in millions):

	Years Ended December 31,
	2011	2010	2009
Contributions to individually significant multiemployer defined benefit pension plans	$29	$29	$27
Contributions to all other multiemployer defined benefit pension plans	7	7	7

Total contributions to multiemployer defined benefit pension plans	$36	$36	$34

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

In connection with our ongoing renegotiations of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. If we elect to withdraw from these plans, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. As discussed in Note 11, in 2010 and 2009, we recognized aggregate charges of $26 million and $9 million, respectively, to “Operating” expenses for the withdrawal of certain bargaining units from multiemployer pension plans.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation claims programs. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from our assumptions used. As of December 31, 2011, our general liability insurance program carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2011, our auto liability insurance program included a per-incident base deductible of $5 million, subject to additional deductibles of $4.8 million in the $5 million to $10 million layer. Self-insurance claims reserves acquired as part of our acquisition of WM Holdings in July 1998 were discounted at 2.0% at December 31, 2011, 3.50% at December 31, 2010 and 3.75% at December 31, 2009. The changes to our net insurance liabilities for the three years ended December 31, 2011 are summarized below (in millions):

	Gross Claims Liability	Receivables Associated with Insured Claims(a)	Net Claims Liability
Balance, December 31, 2008	$531	$(191)	$340
Self-insurance expense (benefit)	184	(32)	152
Cash (paid) received	(174)	29	(145)

Balance, December 31, 2009	541	(194)	347
Self-insurance expense (benefit)	179	(38)	141
Cash (paid) received	(197)	62	(135)

Balance, December 31, 2010	523	(170)	353
Self-insurance expense (benefit)	176	(14)	162
Cash (paid) received	(188)	23	(165)

Balance, December 31, 2011(b)	$511	$(161)	$350

Current portion at December 31, 2011	$135	$(40)	$95
Long-term portion at December 31, 2011	$376	$(121)	$255

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Amounts reported as receivables associated with insured claims are related to both paid and unpaid claims liabilities.

(b)	We currently expect substantially all of our recorded obligations to be settled in cash in the next five years.

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

Operating Leases — Rental expense for leased properties was $138 million during 2011, $121 million during 2010 and $114 million during 2009. Minimum contractual payments due for our operating lease obligations are $91 million in 2012, $77 million in 2013, $68 million in 2014, $56 million in 2015 and $45 million in 2016.

Our minimum contractual payments for lease agreements during future periods is significantly less than current year rent expense due to short-term leases and because our significant lease agreements at landfills have variable terms based either on a percentage of revenue or a rate per ton of waste received.

Other Commitments

•

Fuel Supply — We have purchase agreements expiring at various dates through 2025 that require us to purchase minimum amounts of wood waste, anthracite coal waste (culm) and conventional fuels at our independent power production plants. These fuel supplies are used to produce steam that is sold to industrial and commercial users and electricity that is sold to electric utilities, which is generally subject to the terms and conditions of long-term contracts. Our purchase agreements have been established based on the plants’ anticipated fuel supply needs to meet the demands of our customers under these long-term electricity sale contracts. Under our fuel supply take-or-pay contracts, we are generally obligated to pay for a minimum amount of waste or conventional fuel at a stated rate even if such quantities are not required in our operations.

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

•

Waste Paper — We are party to waste paper purchase agreements expiring at various date through 2016 that require us to purchase a minimum number of tons of waste paper. The cost per ton we pay is based on market prices.

•

Royalties — We have various arrangements that require us to make royalty payments to third parties including prior land owners, lessors or host communities where our operations are located. Our obligations generally are based on per ton rates for waste actually received at our transfer stations, landfills or waste-to-energy facilities. Royalty agreements that are non-cancelable and require fixed or minimum payments are recorded as obligations in our Consolidated Balance Sheet.

•

Credit Commitment — In 2011, we made a noncontrolling equity investment in an entity focused on the conversion of municipal solid waste into advanced bio-fuels. In connection with this investment, we agreed to provide the entity with a secured loan facility whereby we would fund up to $70 million to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support the construction of the entity’s first bio-fuel facility. Our obligation to fund this secured loan agreement is contingent upon the satisfaction of certain conditions by the borrower. The borrower has until November 2014 to draw on the facility and must repay the loan over a term not to exceed 12 years from the plant’s commencement of commercial operations.

Our unconditional obligations are established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. Our actual future minimum obligations under these outstanding agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2011. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services. As of December 31, 2011, our estimated minimum obligations for the above-described purchase obligations, which are not recognized in our Consolidated Balance Sheet in accordance with accounting principles generally accepted in the U.S., were $148 million in 2012, $143 million in 2013, $47 million in 2014, $36 million in 2015 and $29 million in 2016. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•

As of December 31, 2011, WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness, including its senior notes, revolving credit agreement and certain letter of credit facilities, which mature through 2039. WM has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 23 for further information.

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

•

We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Consolidated Balance Sheets. As of December 31, 2011, our maximum future payments associated with these guarantees are approximately $20 million. We do not believe that it is likely that we will be required to perform under these guarantees.

•

Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2011, we have agreements guaranteeing certain market value losses for approximately 900 homeowners’ properties adjacent to or near 21 of our landfills. We do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2011, we had been notified that we are a PRP in connection with 80 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 80 sites at which claims have been made against us, 17 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 63 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2008, subsidiaries of WM were named as defendants in purported class actions in the Circuit Court of Bullock County, Alabama, which was subsequently removed to the United States District Court for the Northern District of Alabama. This suit pertained to our fuel and environmental charge in our customer service agreements and generally alleged that such charges were not properly disclosed, were unfair and were contrary to the contracts. We filed a motion to dismiss that was partially granted during the third quarter of 2010, resulting in dismissal of the plaintiffs’ national class action claims. During the third quarter of 2011, the plaintiffs filed and the Court granted a motion to dismiss the litigation without prejudice.

In October 2011 and January 2012, we were named as a defendant in a purported class action in the Circuit Court of Sarasota County, Florida and the Circuit Court of Lawrence County Alabama, respectively. These suits were filed by the same law firm that brought the Alabama litigation discussed in the prior paragraph, and these cases also primarily pertain to our fuel and environmental charges in our customer service agreements, generally alleging that such charges were not properly disclosed, were unfair and were contrary to the contracts. We will vigorously defend this matter. Given the inherent uncertainties of litigation, the ultimate outcome of these cases cannot be predicted at this time, nor can possible damages, if any, be reasonably estimated.

We often enter into contractual arrangements with landowners imposing obligations on us to meet certain regulatory or contractual conditions upon site closure or upon termination of the agreements. Compliance with these arrangements is inherently subject to subjective determinations and may result in disputes, including litigation. In May 2008, Mnoian Management, Inc. filed suit in Los Angeles County Superior Court seeking remediation and increased compaction of a site we had previously leased for landfill purposes. The parties have completed a binding arbitration, and all principal matters have been resolved.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WM’s charter and bylaws provide that WM shall indemnify against all liabilities and expenses, and upon request shall advance expenses to, any person who is subject to a pending or threatened proceeding because such person is a director or officer of the Company. Such indemnification is required to the maximum extent permitted under Delaware law. Accordingly, the director or officer must reimburse the Company for any fees advanced if it is later determined that the director or officer was not entitled to have such fees advanced under Delaware law. Additionally, WM has entered into separate indemnification agreements with each of the members of its Board of Directors, and the employment agreements between WM and its Chief Executive Officer, principal financial officer and other executive and senior vice presidents contain a direct contractual obligation of the Company to provide indemnification to the executive. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings that may be brought against its former or current officers, directors and employees.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. The following matters are disclosed in accordance with that requirement:

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

On November 16, 2011, the Regional Water Quality Control Board for the San Francisco Bay Region issued an Administrative Civil Liability (“ACL”) Complaint to Guadalupe Rubbish Disposal Company, Inc. (“GRDC”), an indirect wholly-owned subsidiary of WM. The ACL Complaint seeks penalties for alleged violations of California’s water pollution statutes and GRDC’s landfill permit relating to handling of landfill gas condensate from an on-site landfill gas-to-energy facility owned and operated by a third party. GRDC has appealed the ACL Complaint.

On December 22, 2011, the Harris County Attorney in Houston, Texas filed suit against McGinnes Industrial Maintenance Corporation (“MIMC”), WM and Waste Management of Texas, Inc., et al, seeking civil penalties and attorneys’ fees for alleged violations of the Texas Water Code and the Texas Health and Safety Code. The County’s Original Petition pending in the District Court of Harris County, Texas alleges the mismanagement of certain waste pits that were operated from 1965 to 1966 by MIMC. In 1998, a predecessor of WM acquired the stock of the parent entity of MIMC.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 13, 2012, the Pennsylvania Department of Environmental Protection (“Department”) informed Phoenix Resources, Inc. (“Phoenix”) landfill that it intended to seek civil penalties for alleged violations of Pennsylvania solid waste regulations during the third quarter of 2011 resulting from the acceptance of certain loads of industrial waste prior to the Department’s written approval. Phoenix is an indirect wholly-owned subsidiary of WM.

Additionally, the United States Attorney’s Office for the District of Hawaii has commenced an investigation into allegations of violations of the federal Clean Water Act involving discharge of stormwater at the Waimanalo Gulch Sanitary Landfill, located on Oahu, Hawaii in connection with three major storm events in December 2010 and January 2011. No formal enforcement action has been brought against the Company, although we could potentially be subject to sanctions, including requirements to pay monetary penalties, in connection with a future proceeding that may arise from the investigation. We are cooperating with the U.S. Attorney’s Office.

Multiemployer Defined Benefit Pension Plans — About 20% of our workforce is covered by collective bargaining agreements with various union locals across the United States and Canada. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multiemployer, defined benefit pension plans for the affected employees. Refer to Note 10 for additional information about our participation in multiemployer, defined benefit pension plans considered individually significant. In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them.

One of the most significant multiemployer pension plans in which we have participated is the Central States, Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”), which has reported that it adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008. The Central States Pension Plan is in “critical status,” as defined by the Pension Protection Act of 2006. We recognized charges to “Operating” expenses of $26 million in 2010 and $9 million in 2009 associated with the withdrawal of certain bargaining units from underfunded multiemployer pension plans. Our partial withdrawal from the Central States Pension Plan accounted for all of our 2010 charges. In October 2011, our last remaining group of employees that were active participants in the Central States Pension Plan voted to decertify the union that represented them, ceasing any contribution obligation and withdrawing them from the Central States Pension Plan.

We are still negotiating and litigating final resolutions of our withdrawal liability for previous withdrawals and our recent final withdrawal mentioned above, which could be materially higher than the charges we have recognized. We do not believe that our withdrawals from the multiemployer plans, individually or in the aggregate, will have a material adverse effect on our financial condition or liquidity. However, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plans at the time of withdrawal, such withdrawals could materially affect our results of operations in the period of the withdrawal.

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2010, 2011 and 2012 and expect these audits to be completed within the next three, 12 and 24 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. We have finalized audits in Canada through the 2005 tax year and are not currently under audit for any subsequent tax years in Canada. On July 28, 2011, we acquired Oakleaf, which is subject to IRS examinations for years dating back to 2008 and state income tax examinations for years dating back to 2002. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Restructuring

2011 Restructuring — Beginning in July 2011, we took steps to streamline our organization as part of our cost savings programs. This reorganization eliminated over 700 employee positions throughout the Company, including approximately 300 open positions. Additionally, subsequent to our acquisition of Oakleaf, we incurred charges in connection with restructuring that organization. During the year ended December 31, 2011, we recognized a total of $19 million of pre-tax restructuring charges, of which $18 million were related to employee severance and benefit costs associated with this reorganization. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized. The following table summarizes the employee severance and benefit costs and other charges recognized for this restructuring by each of our current reportable segments and our Corporate and Other organization for the year ended December 31, 2011 (in millions):

Eastern	$2
Midwest	3
Southern	2
Western	3
Wheelabrator	1
Corporate and Other	8

Total	$19

Through December 31, 2011, we have paid approximately $10 million of the employee severance and benefit costs incurred as a result of 2011 restructuring activities.

2009 Restructuring — In January 2009, we streamlined our organization by (i) consolidating many of our Market Areas; (ii) integrating the management of our recycling operations with our other solid waste business; and (iii) realigning our Corporate organization with this new structure in order to provide support functions more efficiently.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2010, we recognized $2 million of income related to the reversal of pre-tax restructuring charges recorded in 2009. Through December 31, 2010, we had paid all of the employee severance and benefit costs incurred as a result of this restructuring.

13.     (Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2011	2010	2009
(Income) expense from divestitures	$1	$(1)	$—
Asset impairments	9	—	83
Other	—	(77)	—

	$10	$(78)	$83

Asset Impairments — During the year ended December 31, 2011, we recognized impairment charges relating primarily to two facilities in our medical waste services business as a result of the closure of one site and of continuing operating losses at the other site. We wrote down the net book values of the sites to their estimated fair values.

Through December 31, 2008, we capitalized $70 million of accumulated costs associated with the development of a new waste and recycling revenue management system. A significant portion of these costs was specifically associated with the purchase of a license for waste and recycling revenue management software and the efforts required to develop and configure that software for our use. After a failed pilot implementation of the software in one of our smallest Market Areas, the development efforts associated with the revenue management system were suspended in 2007. During 2009, we determined to enhance and improve our existing revenue management system and not pursue alternatives associated with the development and implementation of the licensed software. Accordingly, in 2009, we recognized a non-cash charge of $51 million, for the abandonment of the licensed software.

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

Other — We filed a lawsuit in March 2008 related to the revenue management software implementation that was suspended in 2007 and abandoned in 2009. In April 2010, we settled the lawsuit and received a one-time cash payment. The settlement increased our “Income from operations” for the year ended December 31, 2010 by $77 million.

14.     Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, which is included as a component of Waste Management, Inc. stockholders’ equity, were as follows (in millions):

	December 31,
	2011	2010	2009
Accumulated unrealized loss on derivative instruments, net of taxes of $39 for 2011, $20 for 2010 and $4 for 2009	$(62)	$(33)	$(8)
Accumulated unrealized gain on available-for-sale securities, net of taxes of $1 for 2011, $3 for 2010 and $1 for 2009	2	5	2
Foreign currency translation adjustments	243	261	212
Funded status of post-retirement benefit obligations, net of taxes of $9 for 2011, $4 for 2010 and $1 for 2009	(11)	(3)	2

	$172	$230	$208

15.    Capital Stock, Dividends and Share Repurchases

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2011, we had 460.5 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have ten million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Dividends

Our quarterly dividends have been declared by our Board of Directors and paid in accordance with our capital allocation programs. Cash dividends declared and paid were $637 million in 2011, or $1.36 per common share, $604 million in 2010, or $1.26 per common share and $569 million in 2009, or $1.16 per common share.

In December 2011, we announced that our Board of Directors expects to increase the per share quarterly dividend from $0.34 to $0.355 for dividends declared in 2012. However, all future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchases

Our share repurchases have been made in accordance with capital allocation programs approved by our Board of Directors. The following is a summary of activity under our stock repurchase programs for each year presented:

	Years Ended December 31,
	2011	2010	2009
Shares repurchased (in thousands)	17,338	14,920	7,237
Per share purchase price	$28.95-$39.57	$31.56-$37.05	$28.06-$33.80
Total repurchases (in millions)	$575	$501	$226

We did not repurchase shares during the first half of 2009 given the state of the economy and the financial markets. In the second half of 2009, we resumed repurchases of our common stock following improvements in the economy and capital markets.

In December 2011, the Board of Directors approved up to $500 million in share repurchases for 2012. However, future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board in making dividend declarations.

16.    Stock-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, employees are able to purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made through payroll deductions, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2011, 2010 and 2009 was approximately 920,000, 911,000 and 969,000, respectively. Including the impact of the January 2012 issuance of shares associated with the July to December 2011 offering period, approximately 670,000 shares remain available for issuance under the plan.

Accounting for our Employee Stock Purchase Plan increased annual compensation expense by approximately $7 million, or $5 million net of tax, for 2011, by $7 million, or $4 million net of tax, for 2010 and by $6 million, or $4 million net of tax, for 2009.

Employee Stock Incentive Plans

We grant equity and equity-based awards to our officers, employees and independent directors. The Company’s 2004 Stock Incentive Plan, which authorized the issuance of up to 34 million shares of our common stock, terminated by its terms in May 2009, at which time our stockholders approved our 2009 Stock Incentive Plan. The 2009 Plan provides for the issuance of up to 26.2 million shares of our common stock. As of December 31, 2011, approximately 9.5 million shares remain available for issuance under the 2009 Plan. We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the 2009 Plan, we have the ability to issue stock options, stock appreciation rights and stock awards, including restricted stock, restricted stock units, or RSUs, and performance share units, or PSUs. The terms and conditions of equity awards granted under the 2009 Plan are determined by the Management Development and Compensation Committee of our Board of Directors.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company grants equity awards to certain key employees as part of its long-term incentive plan, or LTIP. The annual LTIP awards granted in 2009 included a combination of RSUs and PSUs. In 2010, we re-introduced stock options as a component of equity compensation, and in 2010 and 2011, key employees were granted a combination of PSUs and stock options. In 2009, the annual LTIP award made to the Company’s senior leadership team, which generally includes the Company’s executive officers, was comprised solely of PSUs. In 2010 and 2011, the annual LTIP award to the Company’s senior leadership team included a combination of PSUs and stock options. During the reported periods, the Company has also granted restricted stock units and stock options to employees working on key initiatives; in connection with new hires and promotions; and to field-based managers.

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

	Years Ended December 31,
	2011		2010		2009
	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Unvested, beginning of year	586	$27.61	1,030	$30.76	1,121	$33.46
Granted	6	$31.65	8	$34.25	369	$23.66
Vested(a)	(253)	$32.62	(428)	$35.37	(412)	$31.49
Forfeited	(22)	$26.12	(24)	$26.54	(48)	$32.81

Unvested, end of year	317	$23.60	586	$27.61	1,030	$30.76

(a)	The total fair market value of RSUs that vested during the years ended December 31, 2011, 2010 and 2009 was $9 million, $14 million and $13 million, respectively. Net of units deferred and units used for payment of associated taxes, we issued approximately 162,000, 264,000 and 260,000 shares of common stock for RSUs that vested during the years ended December 31, 2011, 2010 and 2009, respectively.

RSUs provide award recipients with dividend equivalents during the vesting period, but the units may not be voted or sold until time-based vesting restrictions have lapsed. RSUs primarily provide for three-year cliff vesting. Unvested units are subject to forfeiture in the event of voluntary or for-cause termination. RSUs are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and become immediately vested in the event of an employee’s death or disability.

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

	Years Ended December 31,
	2011		2010		2009
	Units(a)	Weighted Average Fair Value	Units(b)	Weighted Average Fair Value	Units(c)	Weighted Average Fair Value
Unvested, beginning of year	1,740	$26.72	2,254	$27.68	2,009	$34.78
Granted	380	$37.19	690	$33.49	1,159	$22.66
Vested(d)	(1,070)	$22.66	—	$—	(827)	$37.28
Expired without vesting	—	$—	(1,064)	$32.92	—	$—
Forfeited	(69)	$31.31	(140)	$28.41	(87)	$33.59

Unvested, end of year	981	$34.85	1,740	$26.72	2,254	$27.68

(a)	The Company’s financial results for the three-year performance period ended December 31, 2011, as measured for purposes of these awards, are anticipated to be lower than the target levels established but in excess of the threshold performance criteria. Accordingly, recipients of PSU awards with the performance period ended December 31, 2011 will be entitled to receive an estimated payout of greater than 60% but less than 100% of the vested PSUs. The payout will occur in late February 2012.

(b)	The Company’s financial results for the three-year performance period ended December 31, 2010, as measured for purposes of these awards, did not meet the threshold performance criteria for such PSUs, and as a result, the PSUs with the performance period ended December 31, 2010 expired without vesting.

(c)	The Company’s financial results for the three-year performance period ended December 31, 2009, as measured for purposes of these awards, were lower than the target levels established but in excess of the threshold performance criteria. Accordingly, recipients of PSU awards with the performance period ended December 31, 2009 were entitled to receive a payout of approximately 84% of the vested PSUs. In early 2010, we issued approximately 443,000 shares of common stock for these vested PSUs, net of units deferred and units used for payment of associated taxes.

(d)	The PSUs that vested in 2009 had a fair market value of $23 million.

PSUs have no voting rights. PSUs receive dividend equivalents that are paid out in cash based on actual performance at the end of the awards’ performance period. In the case of the PSUs with the performance period ended December 31, 2010 that expired without vesting, no dividend equivalents were paid. PSUs are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period, are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and are subject to forfeiture in the event of voluntary or for-cause termination.

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

Deferred Units — Recipients can elect to defer some or all of the vested RSU or PSU awards until a specified date or dates they choose. Deferred amounts are not invested, nor do they earn interest, but deferred amounts do earn dividend equivalents during deferral. Deferred amounts are paid out in shares of common stock

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the end of the deferral period. At December 31, 2011, 2010 and 2009 we had approximately 372,000, 371,000 and 315,000, respectively, vested deferred units outstanding.

Stock Options — Prior to 2005, stock options were the primary form of equity-based compensation we granted to our employees. In 2010, the Management Development and Compensation Committee decided to re-introduce stock options as a component of our LTIP awards. All of our stock option awards granted prior to 2010 have vested, with the exception of any grants pursuant to the reload feature discussed in footnote (a) to the table below. The stock options granted in 2010 and 2011 primarily vest in 25% increments on the first two anniversaries of the date of grant and the remaining 50% will vest on the third anniversary. The exercise price of the options is the average of the high and low market value of our common stock on the date of grant, and the options have a term of 10 years. A summary of our stock options is presented in the table below (shares in thousands):

	Years Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	9,957	$28.95	8,800	$25.98	11,045	$26.97
Granted(a) (b)	6,597	$37.04	3,901	$33.56	1	$27.90
Exercised(c)	(1,900)	$26.46	(2,454)	$25.17	(1,285)	$30.20
Forfeited or expired	(399)	$33.05	(290)	$32.88	(961)	$39.62

Outstanding, end of year(d)	14,255	$32.91	9,957	$28.95	8,800	$25.98

Exercisable, end of year(e)	5,176	$27.46	6,286	$26.25	8,798	$25.98

(a)	Although we stopped granting stock options from 2005 through 2009, some of our outstanding options granted in 2003 and 2004 have a reload feature that provides for the automatic grant of a new stock option award when the exercise price of the existing stock option is paid using already owned shares of common stock. The new option award is for the same number of shares used as payment of the exercise price and has the same expiration date as the original option that was reloaded.

(b)	The weighted average grant-date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was $5.88, $5.83 and $4.03, respectively.

(c)	The aggregate intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $20 million, $25 million and $12 million, respectively.

(d)	Stock options outstanding as of December 31, 2011 have a weighted average remaining contractual term of 6.59 years and an aggregate intrinsic value of $29 million based on the market value of our common stock on December 31, 2011.

(e)	The aggregate intrinsic value of stock options exercisable as of December 31, 2011 was $28 million.

We received cash proceeds of $45 million, $54 million and $20 million during the years ended December 31, 2011, 2010 and 2009, respectively, from our employees’ stock option exercises. We also realized tax benefits from these stock option exercises during the years ended December 31, 2011, 2010 and 2009 of $8 million, $10 million and $5 million, respectively. These amounts have been presented as cash inflows in the “Cash flows from financing activities” section of our Consolidated Statements of Cash Flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exercisable stock options at December 31, 2011, were as follows (shares in thousands):

Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years
$19.61-$20.00	936	$19.61	1.18
$20.01-$30.00	3,321	$27.90	1.54
$30.01-$39.93	919	$33.88	7.96

$19.61-$39.93	5,176	$27.46	2.61

All unvested stock options granted in 2010 and 2011 shall become exercisable upon the award recipient’s death or disability. In the event of a recipient’s retirement, stock options shall continue to vest pursuant to the original schedule set forth in the award agreement. If the recipient is terminated by the Company without cause, the recipient shall be entitled to exercise all 2010 and 2011 stock options outstanding and exercisable prior to such termination. All outstanding stock options, whether exercisable or not, are forfeited upon termination with cause.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes methodology to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. The following table presents the weighted average assumptions used to value employee stock options granted during the years ended December 31, 2011 and 2010 under the Black-Scholes valuation model:

	Years Ended December 31,
	2011	2010
Expected option life	5.4 years	5.7 years
Expected volatility	24.2%	24.8%
Expected dividend yield	3.7%	3.8%
Risk-free interest rate	2.3%	2.9%

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

For the years ended December 31, 2011, 2010 and 2009, we recognized $38 million, $28 million, and $22 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of “Selling, general and administrative” expenses in our Consolidated Statement of Operations. Our “Provision for income taxes” for the years ended December 31, 2011, 2010 and 2009 includes related deferred income tax benefits of $13 million, $11 million and $9 million, respectively. We have not capitalized any equity-based compensation costs during the years ended December 31, 2011, 2010 and 2009.

Compensation expense recognized in 2011 was higher than expense recognized in 2010 primarily due to expense resulting from the significant increase in the number of stock options granted by the Company in 2011 over the number granted in 2010 and the increase in retirement-eligible employees receiving stock option awards, offset partially by a decrease in the number of PSUs granted in 2011. According to the terms of the stock option award agreement, retirement-eligible employees are not required to provide any future service to vest in these awards and, as a result, we recognized all of the associated compensation expense for retirement-eligible employees on the date of grant. As of December 31, 2011, we estimate that a total of approximately $37 million

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of currently unrecognized compensation expense will be recognized over a weighted average period of 1.8 years for unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plans

Our non-employee directors currently receive annual grants of shares of our common stock, payable in two equal installments, under the 2009 Plan described above.

17.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Years Ended December 31,
	2011	2010	2009
Number of common shares outstanding at year-end	460.5	475.0	486.1
Effect of using weighted average common shares outstanding	9.2	5.2	5.1

Weighted average basic common shares outstanding	469.7	480.2	491.2
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.7	2.0	2.4

Weighted average diluted common shares outstanding	471.4	482.2	493.6

Potentially issuable shares	17.0	12.8	13.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	9.8	3.6	0.3

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

		Fair Value Measurements at December 31, 2011 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$120	$120	$—	$—
Available-for-sale securities	154	154	—	—
Interest rate derivatives	73	—	73	—
Electricity commodity derivatives	5	—	5	—

Total assets	$352	$274	$78	$—

Liabilities:
Interest rate derivatives	$74	$—	$74	$—
Foreign currency derivatives	2	—	2	—

Total liabilities	$76	$—	$76	$—

		Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$468	$468	$—	$—
Available-for-sale securities	148	148	—	—
Interest rate derivatives	38	—	38	—

Total assets	$654	$616	$38	$—

Liabilities:
Interest rate derivatives	$24	$—	$24	$—
Foreign currency derivatives	3	—	3	—
Electricity commodity derivatives	1	—	1	—

Total liabilities	$28	$—	$28	$—

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

Cash equivalents are reflected at fair value in our Consolidated Financial Statements based upon quoted market prices and consist primarily of money market funds that invest in U.S. government obligations with original maturities of three months or less.

Available-for-Sale Securities

Available for-sale securities are recorded at fair value based on quoted market prices. These assets include restricted trusts and escrow accounts invested in money market mutual funds, equity-based mutual funds and other debt and equity securities. The fair value of our restricted trust and escrow accounts approximates our cost basis in the investments.

Interest Rate Derivatives

As of December 31, 2011, we are party to (i) fixed-to-floating interest rate swaps that are designated as fair value hedges of our currently outstanding senior notes; and (ii) forward-starting interest rate swaps that are designated as cash flow hedges of anticipated interest payments for future fixed-rate debt issuances. Our fixed-to-floating interest rate swaps and forward-starting interest rate swaps are LIBOR-based instruments. Accordingly, these derivatives are valued using a third-party pricing model that incorporates information about LIBOR yield curves for each instrument’s respective term. The third-party pricing model used to value our interest rate derivatives also incorporates Company and counterparty credit valuation adjustments, as appropriate. Counterparties to our interest rate derivatives are financial institutions who participate in our $2.0 billion revolving credit facility. Valuations of our interest rate derivatives may fluctuate significantly from period-to-period due to volatility in underlying interest rates, which are driven by market conditions and the scheduled maturities of the derivatives. Refer to Note 8 for additional information regarding our interest rate derivatives.

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

Electricity Commodity Derivatives

As of December 31, 2011, we are party to fixed-to-floating electricity commodity derivatives to hedge the variability in revenues and cash flows caused by fluctuations in the market prices for electricity. These derivative instruments are valued using third-party pricing models that incorporate forward power curves published by Platts, as well as congestion rates where appropriate. The third-party pricing models also incorporate Company and counterparty credit valuation adjustments, as appropriate. Counterparties to our electricity commodity derivatives are either power marketing arms of investor-owned utilities or power trading desks at various financial institutions. Valuations of the Company’s electricity commodity derivatives may fluctuate significantly from period-to-period due to volatility in the market price of electricity caused by factors such as demand and supply movements, changes in the price of natural gas, and weather related events, among others. Refer to Note 8 for additional information regarding our electricity commodity derivatives.

Fair Value of Debt

At December 31, 2011 the carrying value of our debt was approximately $9.8 billion compared with approximately $8.9 billion at December 31, 2010. The carrying value of our debt includes adjustments for both

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments of debt instruments that are currently hedged.

The estimated fair value of our debt was approximately $10.8 billion at December 31, 2011 and approximately $9.2 billion at December 31, 2010. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on rates we would currently pay for similar types of instruments. The increase in the fair value of our debt when comparing December 31, 2011 with December 31, 2010 is primarily related to $753 million of net borrowings during 2011 associated with our senior notes. Increases in market prices for corporate debt securities and decreases in current market rates on fixed-rate tax-exempt bonds also contributed to the increase in the fair value of debt for the reported period.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2011 and December 31, 2010. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

19.    Acquisitions and Divestitures

Current Year Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our solid waste operations and enhance and expand our existing service offerings. In 2011, we acquired businesses primarily related to our collection and recycling operations, including the acquisition of Oakleaf discussed below. Total consideration, net of cash acquired, for all acquisitions was $893 million, which included $839 million in cash payments, a liability for additional cash payments with a preliminarily estimated fair value of $47 million, and assumed liabilities of $7 million. In 2011, we paid $8 million in deposits for acquisitions that had not closed as of December 31, 2011. The additional cash payments are contingent upon achievement by the acquired businesses of certain negotiated goals, which generally included targeted revenues. At the dates of acquisition, our estimated maximum obligations for the contingent cash payments were $49 million. As of December 31, 2011, we had paid $12 million of this contingent consideration. In 2011, we also paid $8 million of contingent consideration associated with acquisitions completed in 2010 and 2009.

The allocation of purchase price was primarily to “Property and equipment,” which had an estimated fair value of $225 million; “Other intangible assets,” which had an estimated fair value of $225 million; and “Goodwill” of $497 million. Goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible, except for the $327 million recognized from the Oakleaf acquisition, which is not deductible for income tax purposes. Other intangible assets included $166 million of customer contracts and customer lists, $29 million of covenants not-to-compete and $30 million of licenses, permits and other.

Acquisition of Oakleaf Global Holdings

On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf. Oakleaf provides outsourced waste and recycling services through a nationwide network of third-party haulers. The operations we acquired generated approximately $580 million in revenues in 2010. We acquired Oakleaf to advance our growth and transformation strategies and increase our national accounts customer base while enhancing our ability to provide comprehensive environmental solutions. For the year ended December 31, 2011, we incurred $1 million of acquisition-related costs, which are classified as “Selling, general

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and administrative” expenses. Since the acquisition date, Oakleaf has recognized revenues of $265 million and net income of less than $1 million, which are included in our Consolidated Statement of Operations.

The following table shows adjustments to the preliminary allocation of the purchase price of Oakleaf to tangible and intangible assets acquired and liabilities assumed based on their estimated fair value from September 30, 2011 to December 31, 2011 (in millions):

	September 30, 2011	Adjustments(a)	December 31, 2011
Accounts and other receivables	$68	$2	$70
Other current assets	28	—	28
Property and equipment	77	(5)	72
Goodwill	320	7	327
Other intangible assets	92	(5)	87
Accounts payable	(80)	(2)	(82)
Accrued liabilities	(48)	—	(48)
Deferred income taxes, net	(13)	3	(10)
Other liabilities	(12)	—	(12)

Total purchase price	$432	$—	$432

(a)	The purchase price adjustments relate primarily to changes in the valuation of the customer and vendor relationships and evaluation of physical and market conditions of equipment.

The purchase price allocation is still preliminary and may change. The following table presents the preliminary allocation of the purchase price to intangible assets (amounts in millions, except for amortization periods):

	Amount	Weighted Average Amortization Periods (in Years)
Customer relationships	$74	10.0
Vendor relationships	4	10.0
Trademarks	9	15.0

Total intangible assets subject to amortization	$87	10.5

Goodwill of $327 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is a result of expected synergies from combining the Company’s operations with Oakleaf’s national accounts customer base and vendor network. The vendor-hauler network expands our partnership with third-party service providers. In many cases we can provide vendor-haulers with opportunities to maintain and increase their business by utilizing our extensive post-collection network. We believe this will generate significant benefits for the Company and for the vendor-haulers. Based on our preliminary valuation, goodwill has been assigned to our four geographic Groups as they are expected to benefit from the synergies of the combination.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma consolidated results of operations have been prepared as if the acquisition of Oakleaf occurred at January 1, 2010 (in millions, except per share amounts):

	Years Ended December 31,
	2011	2010
Operating revenues	$13,693	$13,059
Net income attributable to Waste Management, Inc.	955	935
Basic earnings per common share	2.03	1.95
Diluted earnings per common share	2.03	1.94

Prior Year Acquisitions

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

The allocation of purchase price was primarily to “Property and equipment,” which had an estimated fair value of $279 million; “Other intangible assets,” which had an estimated fair value of $98 million; and “Goodwill” of $77 million. Goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible. Other intangible assets included $35 million of customer contracts and customer lists, $8 million of covenants not-to-compete and $55 million of licenses, permits and other.

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

The allocation of purchase price was primarily to “Property and equipment,” which had an estimated fair value of $102 million; “Other intangible assets,” which had an estimated fair value of $105 million; and “Goodwill” of $125 million. Goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible. Other intangible assets included $66 million of customer contracts and customer lists, $19 million of covenants not-to-compete and $20 million of licenses, permits and other.

Our 2009 acquisitions included the purchase of the remaining equity interest in one of our portable self-storage investments, increasing our equity interest in this entity from 50% to 100%. As a result of this acquisition, we recognized a $4 million loss for the remeasurement of the fair value of our initial equity investment, which was determined to be $5 million. This loss was recognized as a component of “(Income) expense from divestitures, asset impairments and unusual items” in our Consolidated Statement of Operations.

Divestitures

The aggregate sales price for divestitures of operations was $32 million in 2011, $1 million in 2010 and $1 million in 2009. The proceeds from these sales for 2011 were comprised of assets acquired in exchanges of assets. For 2010 and 2009, the proceeds from these sales were comprised substantially of cash. We recognized net losses on

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these divestitures of $1 million in 2011 and net gains on these divestitures of $1 million in 2010. The impact to our 2009 income from operations of gains and losses on divestitures was less than $1 million. These divestitures were made as part of our initiative to improve or divest certain underperforming and non-strategic operations.

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

Consolidated Variable Interest Entities

Waste-to-Energy LLCs — In June 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we lease, operate and maintain. We own a 0.5% interest in one of the LLCs (“LLC I”) and a 0.25% interest in the second LLC (“LLC II”). John Hancock Life Insurance Company (“Hancock”) owns 99.5% of LLC I, and 99.75% of LLC II is owned by LLC I and the CIT Group (“CIT”). In 2000, Hancock and CIT made an initial investment of $167 million in the LLCs, which was used to purchase the three waste-to-energy facilities and assume the seller’s indebtedness. Under the LLC agreements, the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all members of the LLCs; (ii) December 31, 2063; (iii) a court’s dissolution of the LLCs; or (iv) the LLCs ceasing to own any interest in the waste-to-energy facilities.

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20%, proportionate to their respective equity interests. All capital allocations made through December 31, 2011 have been based on initial capital account balances as the target returns have not yet been achieved.

Our obligations associated with our interests in the LLCs are primarily related to the lease of the facilities. In addition to our minimum lease payment obligations, we are required to make cash payments to the LLCs, for differences between fair market rents and our minimum lease payments. These payments are subject to adjustment based on factors that include the fair market value of rents for the facilities and lease payments made through the re-measurement dates. In addition, we may also be required under certain circumstances to make capital contributions to the LLCs based on differences between the fair market value of the facilities and defined termination values as provided for in the underlying lease agreements, although we believe the likelihood of the occurrence of these circumstances is remote.

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

As of December 31, 2011, our Consolidated Balance Sheet includes $308 million of net property and equipment associated with the LLCs’ waste-to-energy facilities and $246 million in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. As of December 31, 2011, all debt obligations of the LLCs have been paid in full and, therefore, the LLCs have no liabilities. During each of the years ended December 31, 2011, 2010, and 2009, we recognized expense of $50 million for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Unconsolidated Variable Interest Entities

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. At December 31, 2011, our investment balance was $35 million, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Future contributions will commence once certain levels of tax credits have been generated and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 9.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At December 31, 2011, our investment balance was $178 million and our debt balance was $176 million. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 9.

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

The deconsolidation of these variable interest entities as of January 1, 2010, in accordance with the new FASB guidance discussed in Note 2, decreased our restricted trust and escrow accounts by $109 million; increased investments in unconsolidated entities by $27 million; increased receivables, principally long-term, by $51 million; and decreased noncontrolling interests by $31 million. Beginning in 2010, our interests in these variable interest entities have been accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables” and as long-term “Other assets” in our Consolidated Balance Sheet. Our investments and receivables related to the trusts had an aggregate carrying value of $105 million as of January 1, 2010, $103 million as of December 31, 2010 and $107 million as of December 31, 2011. We continue to reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of accumulated other comprehensive income. The deconsolidation of these variable interest entities has not materially affected our financial position, results of operations or cash flows for the periods presented.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.    Segment and Related Information

We currently manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western and Wheelabrator Groups. These five Groups are presented below as our reportable segments. Our four geographic operating Groups provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We serve residential, commercial, industrial, and municipal customers throughout North America. The operations not managed through our five operating Groups, including the Oakleaf operations we acquired on July 28, 2011, are presented herein as “Other.” See Note 19 for additional information related to our acquisition of Oakleaf.

Summarized financial information concerning our reportable segments for the respective years ended December 31 is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues(c)	Net Operating Revenues	Income from Operations (d),(e)	Depreciation and Amortization	Capital Expenditures (f)	Total Assets (g),(h)
2011
Eastern	$3,115	$(519)	$2,596	$559	$275	$227	$4,496
Midwest	3,213	(473)	2,740	646	267	218	4,993
Southern	3,390	(412)	2,978	779	267	265	3,493
Western	3,282	(446)	2,836	576	216	271	3,961
Wheelabrator	877	(121)	756	168	67	35	2,559
Other(a)	1,532	(60)	1,472	(116)	76	217	2,178

	15,409	(2,031)	13,378	2,612	1,168	1,233	21,680
Corporate and Other(b)	—	—	—	(584)	61	129	1,561

Total	$15,409	$(2,031)	$13,378	$2,028	$1,229	$1,362	$23,241

2010
Eastern	$2,943	$(508)	$2,435	$516	$270	$201	$4,272
Midwest	3,048	(453)	2,595	533	275	203	4,929
Southern	3,461	(403)	3,058	844	269	230	3,256
Western	3,173	(438)	2,735	569	210	223	3,715
Wheelabrator	889	(125)	764	214	64	38	2,574
Other(a)	963	(35)	928	(135)	50	182	1,744

	14,477	(1,962)	12,515	2,541	1,138	1,077	20,490
Corporate and Other(b)	—	—	—	(425)	56	90	1,679

Total	$14,477	$(1,962)	$12,515	$2,116	$1,194	$1,167	$22,169

2009
Eastern	$2,960	$(533)	$2,427	$483	$276	$216	$4,326
Midwest	2,855	(426)	2,429	450	261	218	4,899
Southern	3,328	(431)	2,897	768	274	242	3,250
Western	3,125	(412)	2,713	521	226	195	3,667
Wheelabrator	841	(123)	718	235	57	11	2,266
Other(a)	628	(21)	607	(136)	29	128	1,112

	13,737	(1,946)	11,791	2,321	1,123	1,010	19,520
Corporate and Other(b)	—	—	—	(434)	43	66	2,281

Total	$13,737	$(1,946)	$11,791	$1,887	$1,166	$1,076	$21,801

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Our “Other” net operating revenues and “Other” income from operations include (i) the effects of those elements of our in-plant services, landfill gas-to-energy operations, and third-party subcontract and administration revenues managed by our Sustainability Services, Renewable Energy and Strategic Accounts organizations, including Oakleaf, respectively, that are not included with the operations of our reportable segments; (ii) our recycling brokerage and electronic recycling services; and (iii) the impacts of investments that we are making in expanded service offerings, such as portable self-storage, fluorescent lamp recycling and healthcare solutions, and in oil and gas producing properties. In addition, our “Other” income from operations reflects the impacts of (i) non-operating entities that provide financial assurance and self-insurance support for the Groups or financing for our Canadian operations; and (ii) certain year-end adjustments recorded in consolidation related to the reportable segments that were not included in the measure of segment profit or loss used to assess their performance for the periods disclosed.

(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our five Groups. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.

(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(d)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 3.

(e)	The income from operations provided by our four geographic Groups is generally indicative of the margins provided by our collection, landfill, transfer and recycling businesses. The operating margins provided by our Wheelabrator Group (waste-to-energy facilities and independent power production plants) have historically been higher than the margins provided by our base business generally due to the combined impact of long-term disposal and energy contracts and the disposal demands of the regions in which our facilities are concentrated. However, the revenues and operating results of our Wheelabrator Group have been unfavorably affected by a significant decrease in the rates charged for electricity under our power purchase contracts, which correlate with natural gas prices in the markets where we operate. Exposure to market fluctuations in electricity prices increased for the Wheelabrator Group in 2009 due in large part to the expiration of several long-term energy contracts. Additionally, the Company’s current focus on the expansion of our waste-to-energy business both internationally and domestically has increased Wheelabrator’s costs and expenses, which has negatively affected the comparability of their operating results for the periods presented. From time to time the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. Refer to Note 12 and Note 13 for an explanation of certain transactions and events affecting the operating results of our reportable segments.

(f)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

(g)	The reconciliation of total assets reported above to “Total assets” in the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2011	2010	2009
Total assets, as reported above	$23,241	$22,169	$21,801
Elimination of intercompany investments and advances	(672)	(693)	(647)

Total assets, per Consolidated Balance Sheets	$22,569	$21,476	$21,154

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Goodwill is included within each Group’s total assets. As discussed above, for segment reporting purposes, our material recovery facilities and secondary processing facilities are included as a component of their respective geographic Group and our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. As discussed in Note 19, the goodwill associated with our acquisition of Oakleaf, as preliminarily determined, has been assigned to our geographic Groups. The following table shows changes in goodwill during 2010 and 2011 by reportable segment (in millions):

	Eastern	Midwest	Southern	Western	Wheelabrator	Other	Total
Balance, December 31, 2009	$1,500	$1,382	$679	$1,221	$788	$62	$5,632
Acquired goodwill	4	17	4	20	—	32	77
Divested goodwill, net of assets held-for-sale	—	—	—	—	—	—	—
Translation and other adjustments	—	15	—	2	—	—	17

Balance, December 31, 2010	1,504	1,414	683	1,243	788	94	5,726
Acquired goodwill	142	88	142	99	—	26	497
Divested goodwill, net of assets held-for-sale	—	—	—	—	—	—	—
Translation and other adjustments	3	(1)	4	2	—	(16)	(8)

Balance, December 31, 2011	$1,649	$1,501	$829	$1,344	$788	$104	$6,215

The table below shows the total revenues by principal line of business (in millions):

	Years Ended December 31,
	2011	2010	2009
Collection	$8,406	$8,247	$7,980
Landfill	2,611	2,540	2,547
Transfer	1,280	1,318	1,383
Wheelabrator	877	889	841
Recycling	1,580	1,169	741
Other(a)	655	314	245
Intercompany(b)	(2,031)	(1,962)	(1,946)

Operating revenues	$13,378	$12,515	$11,791

(a)

The “Other” line of business includes Oakleaf, landfill gas-to-energy operations, Port-O-Let® services, portable self-storage, fluorescent lamp recycling, oil and gas producing properties and healthcare solutions operations.

(b)	Intercompany revenues between lines of business are eliminated within the Consolidated Financial Statements included herein.

Net operating revenues relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
United States and Puerto Rico	$12,578	$11,784	$11,137
Canada	800	731	654

Total	$13,378	$12,515	$11,791

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment (net) relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	December 31,
	2011	2010	2009
United States and Puerto Rico	$10,948	$10,558	$10,251
Canada	1,294	1,310	1,290

Total	$12,242	$11,868	$11,541

22.    Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2011 and 2010 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Operating revenues	$3,103	$3,347	$3,522	$3,406
Income from operations	427	506	543	552
Consolidated net income	196	250	285	278
Net income attributable to Waste Management, Inc.	186	237	272	266
Basic earnings per common share	0.39	0.50	0.58	0.58
Diluted earnings per common share	0.39	0.50	0.58	0.58
2010
Operating revenues	$2,935	$3,158	$3,235	$3,187
Income from operations	412	586	544	574
Consolidated net income	192	258	258	294
Net income attributable to Waste Management, Inc.	182	246	244	281
Basic earnings per common share	0.37	0.51	0.51	0.59
Diluted earnings per common share	0.37	0.51	0.51	0.59

Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

Our operating revenues normally tend to be somewhat higher in the summer months, primarily due to the traditional seasonal increase in the volume of construction and demolition waste. Historically, the volumes of industrial and residential waste in certain regions in which we operate have tended to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, from time to time, our operating results are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. The following significant items have affected the comparison of our operating results during the periods indicated:

Third Quarter 2011

•

Income from operations was negatively impacted by the recognition of pre-tax restructuring charges, excluding charges recognized in the operating results of Oakleaf, of $14 million related to our cost savings programs. These charges were primarily related to employee severance and benefit costs and negatively affected our diluted earnings per share by $0.02.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Income from operations was negatively impacted by the recognition of net non-cash, pre-tax charges of $8 million arising from the accounting effect of lower ten-year Treasury rates, which are used to discount remediation reserves and related recovery assets at our landfills, offset in part by the favorable impact from a revision to an environmental remediation liability at a closed landfill. The net charges had a negative impact of $0.01 on our diluted earnings per share.

•

Income from operations was negatively impacted by a reduction in pre-tax earnings of approximately $6 million related to the Oakleaf acquisition, which includes the operating results of Oakleaf and related interest expense and integration costs. These items negatively affected our diluted earnings per share by $0.01.

•

Income from operations was negatively impacted by the recognition of non-cash, pre-tax charges of $6 million related to impairments at two of our medical waste services facilities. The impairment charges had a negative impact of $0.01 on our diluted earnings per share.

•

Our “Provision for income taxes” for the quarter was reduced by $10 million as a result of the finalization of our 2010 tax returns and tax audit settlements, which positively affected our diluted earnings per share by $0.02.

Fourth Quarter 2011

•

Income from operations was negatively impacted by $24 million of “Selling, general and administrative” expense related to a litigation loss in our Western Group, which had a negative impact of $0.03 on our diluted earnings per share.

•

Income from operations was positively impacted by a $20 million decrease to “Depreciation and amortization” expense for adjustments associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace. This decrease had a positive impact of approximately $0.03 on our diluted earnings per share.

•

Our “Provision for income taxes” for the quarter was reduced by $7 million as a result of (i) the recognition of a benefit of $4 million due to tax audit settlements; and (ii) the realization of state net operating loss and credit carry-forwards of $3 million. This decrease in taxes positively affected the quarter’s diluted earnings per share by $0.01.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Our “Provision for income taxes” for the quarter was increased by the recognition of a tax charge of $37 million principally related to refinements in estimates of our deferred state income taxes, which had a negative impact of $0.08 on our diluted earnings per share.

Third Quarter 2010

•

Income from operations was negatively affected by (i) the recognition of pre-tax, non-cash charges aggregating $16 million related to remediation and closure costs at five closed sites; and (ii) the recognition of a $6 million unfavorable adjustment to “Operating” expenses due to a decrease from 3.0% to 2.5% in the discount rate used to estimate the present value of our environmental remediation obligations and recovery assets. These items decreased the quarter’s “Net Income attributable to Waste Management, Inc.” by $14 million, or $0.03 per diluted share.

•

Our “Provision for income taxes” for the quarter was increased by the recognition of net tax charges of $4 million due to adjustments relating to the finalization of our 2009 tax returns, partially offset by favorable tax audit settlements, which, combined, had a negative impact of $0.01 on our diluted earnings per share.

Fourth Quarter 2010

•

Income from operations was positively affected by (i) a $23 million decrease to “Depreciation and amortization” expense for adjustments associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace; and (ii) the recognition of a $12 million favorable adjustment to “Operating” expenses due to an increase from 2.5% to 3.5% in the discount rate used to estimate the present value of our environmental remediation obligations and recovery assets. These items increased the quarter’s “Net Income attributable to Waste Management, Inc.” by $22 million, or $0.05 per diluted share.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2011

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$119	$—	$139	$—	$258
Other current assets	6	—	2,115	—	2,121

	125	—	2,254	—	2,379
Property and equipment, net	—	—	12,242	—	12,242
Investments in and advances to affiliates	12,006	14,905	3,036	(29,947)	—
Other assets	120	12	7,816	—	7,948

Total assets	$12,251	$14,917	$25,348	$(29,947)	$22,569

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$298	$—	$333	$—	$631
Accounts payable and other current liabilities	124	13	2,300	—	2,437

	422	13	2,633	—	3,068
Long-term debt, less current portion	5,727	449	2,949	—	9,125
Other liabilities	32	—	3,954	—	3,986

Total liabilities	6,181	462	9,536	—	16,179
Equity:
Stockholders’ equity	6,070	14,455	15,492	(29,947)	6,070
Noncontrolling interests	—	—	320	—	320

	6,070	14,455	15,812	(29,947)	6,390

Total liabilities and equity	$12,251	$14,917	$25,348	$(29,947)	$22,569

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2010

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$465	$—	$74	$—	$539
Other current assets	4	1	1,938	—	1,943

	469	1	2,012	—	2,482
Property and equipment, net	—	—	11,868	—	11,868
Investments in and advances to affiliates	10,757	13,885	2,970	(27,612)	—
Other assets	91	12	7,023	—	7,126

Total assets	$11,317	$13,898	$23,873	$(27,612)	$21,476

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1	$232	$—	$233
Accounts payable and other current liabilities	93	17	2,142	—	2,252

	93	18	2,374	—	2,485
Long-term debt, less current portion	4,951	596	3,127	—	8,674
Other liabilities	13	—	3,713	—	3,726

Total liabilities	5,057	614	9,214	—	14,885
Equity:
Stockholders’ equity	6,260	13,284	14,328	(27,612)	6,260
Noncontrolling interests	—	—	331	—	331

	6,260	13,284	14,659	(27,612)	6,591

Total liabilities and equity	$11,317	$13,898	$23,873	$(27,612)	$21,476

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2011
Operating revenues	$—	$—	$13,378	$—	$13,378
Costs and expenses	—	—	11,350	—	11,350

Income from operations	—	—	2,028	—	2,028

Other income (expense):
Interest income (expense)	(342)	(33)	(98)	—	(473)
Equity in earnings of subsidiaries, net of taxes	1,168	1,188	—	(2,356)	—
Equity in net losses of unconsolidated entities and other, net	—	—	(35)	—	(35)

	826	1,155	(133)	(2,356)	(508)

Income before income taxes	826	1,155	1,895	(2,356)	1,520
Provision for (benefit from) income taxes	(135)	(13)	659	—	511

Consolidated net income	961	1,168	1,236	(2,356)	1,009
Less: Net income attributable to noncontrolling interests	—	—	48	—	48

Net income attributable to Waste Management, Inc.	$961	$1,168	$1,188	$(2,356)	$961

Year Ended December 31, 2010
Operating revenues	$—	$—	$12,515	$—	$12,515
Costs and expenses	—	—	10,399	—	10,399

Income from operations	—	—	2,116	—	2,116

Other income (expense):
Interest income (expense)	(324)	(38)	(107)	—	(469)
Equity in earnings of subsidiaries, net of taxes	1,149	1,172	—	(2,321)	—
Equity in net losses of unconsolidated entities and other, net	—	—	(16)	—	(16)

	825	1,134	(123)	(2,321)	(485)

Income before income taxes	825	1,134	1,993	(2,321)	1,631
Provision for (benefit from) income taxes	(128)	(15)	772	—	629

Consolidated net income	953	1,149	1,221	(2,321)	1,002
Less: Net income attributable to noncontrolling interests	—	—	49	—	49

Net income attributable to Waste Management, Inc.	$953	$1,149	$1,172	$(2,321)	$953

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2009
Operating revenues	$—	$—	$11,791	$—	$11,791
Costs and expenses	—	—	9,904	—	9,904

Income from operations	—	—	1,887	—	1,887

Other income (expense):
Interest income (expense)	(268)	(41)	(104)	—	(413)
Equity in earnings of subsidiaries, net of taxes	1,157	1,182	—	(2,339)	—
Equity in net losses of unconsolidated entities and other, net	—	—	(1)	—	(1)

	889	1,141	(105)	(2,339)	(414)

Income before income taxes	889	1,141	1,782	(2,339)	1,473
Provision for (benefit from) income taxes	(105)	(16)	534	—	413

Consolidated net income	994	1,157	1,248	(2,339)	1,060
Less: Net income attributable to noncontrolling interests	—	—	66	—	66

Net income attributable to Waste Management, Inc.	$994	$1,157	$1,182	$(2,339)	$994

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2011
Cash flows from operating activities:
Consolidated net income	$961	$1,168	$1,236	$(2,356)	$1,009
Equity in earnings of subsidiaries, net of taxes	(1,168)	(1,188)	—	2,356	—
Other adjustments	12	(3)	1,451	—	1,460

Net cash provided by (used in) operating activities	(195)	(23)	2,687	—	2,469

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(867)	—	(867)
Capital expenditures	—	—	(1,324)	—	(1,324)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	36	—	36
Net receipts from restricted trust and escrow accounts and other, net	(5)	—	(25)	—	(30)

Net cash provided by (used in) investing activities	(5)	—	(2,180)	—	(2,185)

Cash flows from financing activities:
New borrowings	1,043	—	158	—	1,201
Debt repayments	—	(147)	(356)	—	(503)
Common stock repurchases	(575)	—	—	—	(575)
Cash dividends	(637)	—	—	—	(637)
Exercise of common stock options	45	—	—	—	45
Distributions paid to noncontrolling interests and other	(10)	—	(87)	—	(97)
(Increase) decrease in intercompany and investments, net	(12)	170	(158)	—	—

Net cash provided by (used in) financing activities	(146)	23	(443)	—	(566)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(346)	—	65	—	(281)
Cash and cash equivalents at beginning of period	465	—	74	—	539

Cash and cash equivalents at end of period	$119	$—	$139	$—	$258

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2010
Cash flows from operating activities:
Consolidated net income	$953	$1,149	$1,221	$(2,321)	$1,002
Equity in earnings of subsidiaries, net of taxes	(1,149)	(1,172)	—	2,321	—
Other adjustments	44	(3)	1,232	—	1,273

Net cash provided by (used in) operating activities	(152)	(26)	2,453	—	2,275

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(407)	—	(407)
Capital expenditures	—	—	(1,104)	—	(1,104)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	44	—	44
Net receipts from restricted trust and escrow accounts and other, net	(5)	—	(134)	—	(139)

Net cash provided by (used in) investing activities	(5)	—	(1,601)	—	(1,606)

Cash flows from financing activities:
New borrowings	592	—	316	—	908
Debt repayments	(617)	(35)	(460)	—	(1,112)
Common stock repurchases	(501)	—	—	—	(501)
Cash dividends	(604)	—	—	—	(604)
Exercise of common stock options	54	—	—	—	54
Distributions paid to noncontrolling interests and other	(6)	—	(12)	—	(18)
(Increase) decrease in intercompany and investments, net	611	61	(672)	—	—

Net cash provided by (used in) financing activities	(471)	26	(828)	—	(1,273)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	(628)	—	27	—	(601)
Cash and cash equivalents at beginning of period	1,093	—	47	—	1,140

Cash and cash equivalents at end of period	$465	$—	$74	$—	$539

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2009
Cash flows from operating activities:
Consolidated net income	$994	$1,157	$1,248	$(2,339)	$1,060
Equity in earnings of subsidiaries, net of taxes	(1,157)	(1,182)	—	2,339	—
Other adjustments	26	(3)	1,279	—	1,302

Net cash provided by (used in) operating activities	(137)	(28)	2,527	—	2,362

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(281)	—	(281)
Capital expenditures	—	—	(1,179)	—	(1,179)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	28	—	28
Net receipts from restricted trust and escrow accounts and other, net	—	—	182	—	182

Net cash provided by (used in) investing activities	—	—	(1,250)	—	(1,250)

Cash flows from financing activities:
New borrowings	1,385	—	364	—	1,749
Debt repayments	(810)	—	(525)	—	(1,335)
Common stock repurchases	(226)	—	—	—	(226)
Cash dividends	(569)	—	—	—	(569)
Exercise of common stock options	20	—	—	—	20
Distributions paid to noncontrolling interests and other	3	—	(99)	—	(96)
(Increase) decrease in intercompany and investments, net	977	28	(1,005)	—	—

Net cash provided by (used in) financing activities	780	28	(1,265)	—	(457)

Effect of exchange rate changes on cash and cash equivalents	—	—	5	—	5

Increase (decrease) in cash and cash equivalents	643	—	17	—	660
Cash and cash equivalents at beginning of period	450	—	30	—	480

Cash and cash equivalents at end of period	$1,093	$—	$47	$—	$1,140

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

24.    New Accounting Pronouncements

Fair Value Measurements — In May 2011, the FASB amended authoritative guidance associated with fair value measurements. This amended guidance defines certain requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles. The amendments to authoritative guidance associated with fair value measurements were effective for the Company on January 1, 2012 and are to be applied prospectively. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2011 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as stated in their report, which appears in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Management, together with our principal executive and financial officers, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other	Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers,” in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 10, 2012. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

We have adopted a code of ethics that applies to our CEO, principal financial officer and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at http://www.wm.com under the section “Corporate Governance” within the “Investor Relations” tab.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to the sections entitled “Board of Directors — Non-Employee Director Compensation,” “— Compensation Committee Report,” “— Compensation Committee Interlocks and Insider Participation,” “Executive Compensation — Compensation Discussion and Analysis” and “— Executive Compensation Tables” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Table,” “Director Nominee and Officer Stock Ownership,” and “Persons Owning More than 5% of Waste Management Common Stock” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the sections entitled “Board of Directors — Related Party Transactions” and “— Independence of Board Members” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm — Independent Registered Public Accounting Firm Fee Information” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)  Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

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

Date: February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID P. STEINER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2012
David P. Steiner

/s/ STEVEN C. PRESTON	Executive Vice President — Finance, Recycling & Energy Services (Principal Financial Officer)	February 16, 2012
Steven C. Preston

/s/ GREG A. ROBERTSON	Vice President and Chief Accounting Officer	February 16, 2012
Greg A. Robertson	(Principal Accounting Officer)

/s/ BRADBURY H. ANDERSON	Director	February 16, 2012
Bradbury H. Anderson

/s/ PASTORA SAN JUAN CAFFERTY	Director	February 16, 2012
Pastora San Juan Cafferty

/s/ FRANK M. CLARK	Director	February 16, 2012
Frank M. Clark

/s/ PATRICK W. GROSS	Director	February 16, 2012
Patrick W. Gross

/s/ JOHN C. POPE	Director	February 16, 2012
John C. Pope

/s/ W. ROBERT REUM	Chairman of the Board and Director	February 16, 2012
W. Robert Reum

/s/ STEVEN G. ROTHMEIER	Director	February 16, 2012
Steven G. Rothmeier

/s/ THOMAS H. WEIDEMEYER	Director	February 16, 2012
Thomas H. Weidemeyer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the consolidated financial statements of Waste Management, Inc. as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated February 16, 2012 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas

February 16, 2012

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

	Balance Beginning of Year	Charged (Credited) to Income	Accounts Written Off/Use of Reserve	Other(a)	Balance End of Year
2009 — Reserves for doubtful accounts(b)	$39	$48	$(57)	$2	$32
2010 — Reserves for doubtful accounts(b)	$32	$41	$(47)	$1	$27
2011 — Reserves for doubtful accounts(b)	$27	$44	$(42)	$—	$29
2009 — Merger and restructuring accruals(c)	$2	$50	$(42)	$—	$10
2010 — Merger and restructuring accruals(c)	$10	$(2)	$(5)	$—	$3
2011 — Merger and restructuring accruals(c)	$3	$19	$(13)	$—	$9

(a)	The “Other” activity is related to reserves associated with dispositions of businesses, reserves reclassified to operations held-for-sale, reclassifications among reserve accounts, and the impacts of foreign currency translation.

(b)	Includes reserves for doubtful accounts receivable and notes receivable.

(c)	Included in accrued liabilities in our Consolidated Balance Sheets. These accruals represent employee severance and benefit costs and transitional costs.

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	—	Third Restated Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010].
3.2*	—	Amended and Restated By-laws of Waste Management, Inc.
4.1	—	Specimen Stock Certificate [Incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Indenture for Subordinated Debt Securities dated February 3, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [Incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
4.4	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of Waste Management, Inc.’s 2.60% Senior Notes due 2016 [Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2011].
4.5	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of Waste Management, Inc.’s 2.60% Senior Notes due 2016 [Incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2011].
4.6*	—	Schedule of Officers’ Certificates delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of Waste Management, Inc.’s Senior Notes. Waste Management and its subsidiaries are parties to debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Waste Management and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Waste Management agrees to furnish a copy of such instruments to the SEC upon request.
10.1†	—	2009 Stock Incentive Plan [Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].
10.2†	—	2005 Annual Incentive Plan [Incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].
10.3†	—	Employee Stock Purchase Plan [Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed March 25, 2009].
10.4†	—	Waste Management, Inc. 409A Deferral Savings Plan. [Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2006].
10.5†	—	1993 Stock Incentive Plan [Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1998].
10.6†	—	2000 Stock Incentive Plan [Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14a filed April 6, 2000].
10.7†	—	2004 Stock Incentive Plan [Incorporated by reference to Appendix C to Proxy Statement on Schedule 14A filed April 8, 2004].

10.8	—	$2 Billion Amended and Restated Revolving Credit Agreement dated as of May 9, 2011 by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Barclays Capital, as Syndication Agents, Deutsche Bank Securities Inc. and The Royal Bank of Scotland PLC, as Documentation Agents, BNP Paribas and Citibank, N.A., as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Barclays Capital, as Joint Lead Arrangers and Book Managers [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2011].
10.9	—	CDN $410,000,000 Credit Facility Credit Agreement by and between Waste Management of Canada Corporation (as Borrower), Waste Management, Inc. and Waste Management Holdings, Inc. (as Guarantors), BNP Paribas Securities Corp. and Scotia Capital (as Lead Arrangers and Book Runners) and Bank of Nova Scotia (as Administrative Agent) and the Lenders from time to time party to the Agreement dated as of November 30, 2005 [Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2005].
10.10	—	First Amendment Agreement dated as of December 21, 2007 to a Credit Agreement dated as of November 30, 2005 by and between Waste Management of Canada Corporation as borrower, Waste Management, Inc. and Waste Management Holdings, Inc. as guarantors, the lenders from time to time party thereto and the Bank of Nova Scotia as Administrative Agent [Incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended December 31, 2007].
10.11†	—	Employment Agreement between the Company and Cherie C. Rice dated August 26, 2005 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 26, 2005].
10.12†	—	Employment Agreement between the Company and Greg A. Robertson dated August 1, 2003 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004].
10.13†	—	Employment Agreement between the Company and Puneet Bhasin dated December 7, 2009 [Incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2009].
10.14†	—	Employment Agreement between the Company and Duane C. Woods dated October 20, 2004 [Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 20, 2004].
10.15†	—	Employment Agreement between the Company and David Steiner dated as of May 6, 2002 [Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002].
10.16†	—	Employment Agreement between the Company and James E. Trevathan dated as of June 1, 2000 [Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].
10.17†	—	Employment Agreement between Recycle America Alliance, L.L.C. and Patrick DeRueda dated as of August 4, 2005 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 4, 2005].
10.18†	—	Employment Agreement between the Company and Robert G. Simpson dated as of October 20, 2004 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 20, 2004].
10.19†	—	Employment Agreement between the Company and Barry H. Caldwell dated as of September 23, 2002 [Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.20†	—	Employment Agreement between the Company and David Aardsma dated June 16, 2005 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated June 16, 2005].
10.21†	—	Employment Agreement between the Company and Rick L Wittenbraker dated as of November 10, 2003 [Incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].
10.22†	—	Employment Agreement between Wheelabrator Technologies Inc. and Mark A. Weidman dated May 11, 2006 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated May 11, 2006].
10.23†	—	Employment Agreement between the Company and Jeff Harris dated December 1, 2006 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2006].
10.24†	—	Employment Agreement between the Company and Michael Jay Romans dated January 25, 2007 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 25, 2007].

10.25†	—	Resignation Agreement by and between the Company and Michael Jay Romans dated June 14, 2011 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2011].
10.26†	—	Employment Agreement between Waste Management, Inc. and Brett Frazier dated July 13, 2007 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 13, 2007].
10.27†	—	Amendment to Employment Agreement between the Company and Jim Trevathan [Incorporated by reference to Exhibit 10.3 to Form 8-K dated March 9, 2011].
10.28†	—	Amendment to Employment Agreement by and between the Company and Duane C. Woods [Incorporated by reference to Exhibit 10.4 to Form 8-K dated March 9, 2011].
10.29†	—	Amendment to Employment Agreement between the Company and Brett W. Frazier [Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 30, 2011].
10.30†	—	Amendment to Employment Agreement by and between the Company and Jeff Harris [Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 30, 2011].
10.31†	—	Employment Agreement between the Company and Carl V. Rush [Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 30, 2011].
10.32†	—	Employment Agreement between the Company and Grace Cowan [Incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 30, 2011].
10.33†	—	Employment Agreement between the Company and Steven C. Preston dated October 5, 2011 [Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 2, 2011].
10.34†	—	Employment Agreement between the Company and James C. Fish, Jr. dated August 15, 2011 [Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011].
10.35†	—	Employment Agreement between the Company and William K. Caesar dated August 23, 2011 [Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2011].
10.36†	—	Form of 2011 Performance Share Unit Award Agreement [Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 9, 2011].
10.37†	—	Form of 2011 Stock Option Award Agreement [Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 9, 2011].
10.38†	—	Form of 2010 Performance Share Unit Award Agreement [Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 9, 2010].
10.39†	—	Form of 2010 Stock Option Unit Award Agreement [Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 9, 2010].
10.40†	—	Form of 2009 Performance Share Unit Award Agreement [Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 24, 2009].
12.1*	—	Computation of Ratio of Earnings to Fixed Charges.
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.
31.2*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Steven C. Preston, Executive Vice President — Finance, Recycling & Energy Services.
32.1*	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.
32.2*	—	Certification Pursuant to 18 U.S.C. §1350 of Steven C. Preston, Executive Vice President — Finance, Recycling & Energy Services.
95*	—	Mine Safety Disclosures.
101.INS**	—	XBRL Instance Document.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract or compensatory plan or arrangement.