Form 10-Q
period 2012-03-31
WASTE MANAGEMENT INC
filed 2012-04-26
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 20, 2012 was 462,909,315 (excluding treasury shares of 167,373,146).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189	$258
Accounts receivable, net of allowance for doubtful accounts of $28 and $29, respectively	1,580	1,631
Other receivables	140	144
Parts and supplies	153	153
Deferred income taxes	70	78
Other assets	153	115

Total current assets	2,285	2,379
Property and equipment, net of accumulated depreciation and amortization of $15,545 and $15,308, respectively	12,299	12,242
Goodwill	6,234	6,215
Other intangible assets, net	450	457
Investments in unconsolidated entities	646	637
Other assets	621	639

Total assets	$22,535	$22,569

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$662	$838
Accrued liabilities	1,060	1,129
Deferred revenues	465	470
Current portion of long-term debt	860	631

Total current liabilities	3,047	3,068
Long-term debt, less current portion	8,989	9,125
Deferred income taxes	1,889	1,884
Landfill and environmental remediation liabilities	1,426	1,404
Other liabilities	703	698

Total liabilities	16,054	16,179

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,540	4,561
Retained earnings	6,727	6,721
Accumulated other comprehensive income	206	172
Treasury stock at cost, 167,540,175 and 169,749,709 shares, respectively	(5,320)	(5,390)

Total Waste Management, Inc. stockholders’ equity	6,159	6,070
Noncontrolling interests	322	320

Total equity	6,481	6,390

Total liabilities and equity	$22,535	$22,569

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating revenues	$3,295	$3,103

Costs and expenses:
Operating	2,166	1,995
Selling, general and administrative	407	382
Depreciation and amortization	317	299
Restructuring	4	—

	2,894	2,676

Income from operations	401	427

Other income (expense):
Interest expense	(122)	(121)
Interest income	1	3
Equity in net losses of unconsolidated entities	(7)	(4)
Other, net	(1)	1

	(129)	(121)

Income before income taxes	272	306
Provision for income taxes	89	110

Consolidated net income	183	196
Less: Net income attributable to noncontrolling interests	12	10

Net income attributable to Waste Management, Inc.	$171	$186

Basic earnings per common share	$0.37	$0.39

Diluted earnings per common share	$0.37	$0.39

Cash dividends declared per common share	$0.355	$0.34

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Consolidated net income	$183	$196

Other comprehensive income, net of taxes:
Unrealized gains (losses) on derivative instruments:
Unrealized gains (losses), resulting from changes in fair value, net of tax expense (benefit) of $2 and $(3), respectively	4	(5)
Reclassification adjustment for losses included in net income, net of tax expense of $2 and $5, respectively	4	8

	8	3
Unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $1 and $(1), respectively	2	(2)
Foreign currency translation adjustments	24	28
Change in funded status of post-retirement benefit obligation, net of tax benefit of $0 and (1), respectively	—	(2)

Other comprehensive income, net of taxes	34	27

Comprehensive income	217	223
Less: Comprehensive income attributable to noncontrolling interests	12	10

Comprehensive income attributable to Waste Management, Inc.	$205	$213

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Consolidated net income	$183	$196
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	317	299
Deferred income tax (benefit) provision	3	(3)
Interest accretion on landfill liabilities	20	20
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	1	1
Provision for bad debts	14	8
Equity-based compensation expense	15	17
Net gain from disposal of assets	(4)	(3)
Excess tax benefits associated with equity-based transactions	(8)	(4)
Equity in net losses of unconsolidated entities, net of dividends	7	4
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	56	44
Other current assets	(33)	(28)
Other assets	13	21
Accounts payable and accrued liabilities	(99)	40
Deferred revenues and other liabilities	(10)	(12)

Net cash provided by operating activities	475	600

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(129)	(99)
Capital expenditures	(379)	(316)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	6	5
Net receipts from restricted trust and escrow accounts	13	6
Investments in unconsolidated entities	(13)	(55)
Other	(1)	(3)

Net cash used in investing activities	(503)	(462)

Cash flows from financing activities:
New borrowings	287	396
Debt repayments	(205)	(158)
Cash dividends	(164)	(162)
Common stock repurchases	—	(63)
Exercise of common stock options	24	23
Excess tax benefits associated with equity-based transactions	8	4
Distributions paid to noncontrolling interests	(9)	(7)
Other	17	(36)

Net cash used in financing activities	(42)	(3)

Effect of exchange rate changes on cash and cash equivalents	1	2

Increase (decrease) in cash and cash equivalents	(69)	137
Cash and cash equivalents at beginning of year	258	539

Cash and cash equivalents at end of year	$189	$676

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interests
	Total	Shares	Amounts				Shares	Amounts
Balance, December 31, 2011	$6,390	630,282	$6	$4,561	$6,721	$172	(169,750)	$(5,390)	$320
Consolidated net income	183	—	—	—	171	—	—	—	12
Other comprehensive income, net of taxes	34	—	—	—	—	34	—	—	—
Cash dividends declared	(164)	—	—	—	(164)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	47	—	—	(22)	(1)	—	2,208	70	—
Distributions paid to noncontrolling interests	(9)	—	—	—	—	—	—	—	(9)
Other	—	—	—	1	—	—	2	—	(1)

Balance, March 31, 2012	$6,481	630,282	$6	$4,540	$6,727	$206	(167,540)	$(5,320)	$322

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; Waste Management’s wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management or its subsidiaries are the primary beneficiary as described in Note 12. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

We currently manage and evaluate our principal operations through five Groups. Our four geographic operating Groups, which are comprised of our Eastern, Midwest, Southern and Western Groups, provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our five Groups, including the operations of Oakleaf Global Holdings acquired on July 28, 2011 (“Oakleaf”), which are presented in this report as “Other.” Additional information related to our segments and to our acquisition of Oakleaf can be found in Note 8 and in Note 9, respectively.

The Condensed Consolidated Financial Statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Adoption of New Accounting Pronouncement

Fair Value Measurement — In May 2011, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with fair value measurements. This amended guidance defines certain requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles. The amendments to authoritative guidance associated with fair value measurements were effective for the Company on January 1, 2012 and have been applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Comprehensive Income — In June 2011, the FASB issued amended authoritative guidance associated with comprehensive income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. In

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The amendments to authoritative guidance associated with comprehensive income were effective for the Company on January 1, 2012 and have been applied retrospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2012			December 31, 2011
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$122	$38	$160	$123	$38	$161
Long-term	1,197	229	1,426	1,169	235	1,404

	$1,319	$267	$1,586	$1,292	$273	$1,565

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2011 and the three months ended March 31, 2012 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2010	$1,266	$284
Obligations incurred and capitalized	49	—
Obligations settled	(80)	(37)
Interest accretion	84	6
Revisions in cost estimates and interest rate assumptions	(30)	23
Acquisitions, divestitures and other adjustments	3	(3)

December 31, 2011	1,292	273
Obligations incurred and capitalized	13	—
Obligations settled	(11)	(8)
Interest accretion	20	1
Revisions in cost estimates and interest rate assumptions	5	1
Acquisitions, divestitures and other adjustments	—	—

March 31, 2012	$1,319	$267

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

The fair value of trust funds and escrow accounts for which we are the sole beneficiary was $124 million at March 31, 2012 and is included in long-term “Other assets” in our Condensed Consolidated Balance Sheet. Our portion of the trusts that have been established for the benefit of both the Company and the host community in which we operate had an aggregate carrying value of $110 million at March 31, 2012 and are included in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheet, as appropriate. See Note 12 for additional information related to these trusts.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2012:

	March 31, 2012	December 31, 2011
Revolving credit facility (interest rate of 1.4% at March 31, 2012 and 1.5% at December 31, 2011)	$300	$150
Letter of credit facilities	—	—
Canadian credit facility (weighted average effective interest rate of 1.6% at March 31, 2012 and 1.8% at December 31, 2011)	115	137
Senior notes and debentures, maturing through 2039, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 6.0% at March 31, 2012 and December 31, 2011)	6,223	6,228
Tax-exempt bonds, maturing through 2041, fixed and variable interest rates ranging from 0.2% to 7.4% (weighted average interest rate of 3.1% at March 31, 2012 and December 31, 2011)	2,736	2,771
Tax-exempt project bonds, maturing through 2029, fixed and variable interest rates ranging from 0.2% to 3.4% (weighted average interest rate of 1.4% at March 31, 2012 and 1.3% at December 31, 2011)	86	86
Capital leases and other, maturing through 2055, interest rates up to 12%	389	384

	9,849	9,756
Current portion of long-term debt	860	631

	$8,989	$9,125

Debt Classification

As of March 31, 2012, we had $1,005 million of debt maturing within the next twelve months, including $300 million of borrowings outstanding under the revolving credit facility, U.S. $115 million of advances outstanding under our Canadian credit facility, $400 million of 6.375% senior notes that mature in November 2012 and $134 million of tax-exempt bonds. We have classified $145 million of these borrowings as long-term as of March 31, 2012 based on our intent and ability to refinance these borrowings on a long-term basis. We also had $429 million of fixed-rate tax-exempt borrowings subject to repricing within the next twelve months, which were classified as long-term based on our intent and ability to fund any failed remarketings with available capacity under our revolving credit facility.

Revolving Credit and Letter of Credit Facilities

As of March 31, 2012, we had an aggregate committed capacity of $2.5 billion for letters of credit under various credit facilities. In May 2011, we amended and restated our $2.0 billion revolving credit facility as a result of changes in market conditions, which significantly reduced the cost of the facility. We also extended the term through May 2016. Our revolving credit facility is our primary source of letter of credit capacity. Our remaining letter of credit capacity is provided under facilities with terms that extend from June 2013 to June 2015. As of March 31, 2012, we had an aggregate of $1.5 billion of letters of credit outstanding under various credit facilities. Approximately $1.0 billion of these letters of credit have been issued under our revolving credit facility. We had $300 million of outstanding borrowings under our revolving credit facility as of March 31, 2012.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Borrowings and Repayments

During the first quarter of 2012, we borrowed $150 million under our revolving credit facility for general corporate purposes. We also repaid $25 million of net advances under our Canadian credit facility and $35 million of tax-exempt bonds with available cash during the three months ended March 31, 2012.

4.    Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2012	December 31, 2011
Electricity commodity contracts	Current other assets	6	5
Interest rate contracts	Long-term other assets	70	73

Total derivative assets		$76	$78

Interest rate contracts	Current accrued liabilities	$40	$42
Interest rate contracts	Long-term accrued liabilities	29	32
Foreign exchange contracts	Long-term accrued liabilities	7	2

Total derivative liabilities		$76	$76

We have not offset fair value amounts recognized for our derivative instruments. For information related to the inputs used to measure our derivative assets and liabilities at fair value, refer to Note 11.

Interest Rate Derivatives

Interest Rate Swaps

We use interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of March 31, 2012 and December 31, 2011, we had approximately $6.1 billion in fixed-rate senior notes outstanding. As of March 31, 2012 and December 31, 2011, the interest payments on $1 billion, or 16%, of these senior notes have been swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates.

We have designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts has increased the carrying value of our debt instruments by $97 million as of March 31, 2012 and $102 million as of December 31, 2011.

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

Three Months Ended March 31,	Statement of Operations Classification	Gain (Loss) on Swap	Gain (Loss) on Fixed-Rate Debt
2012	Interest expense	$(3)	$3
2011	Interest expense	$(6)	$6

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

	Three Months Ended March 31,
Decrease to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	2012	2011
Periodic settlements of active swap agreements(a)	$5	$5
Terminated swap agreements	2	3

	$7	$8

(a)	These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations are based on a spread from the three-month LIBOR.

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

During the first quarter of 2011, $150 million of these forward-starting interest rate swaps were terminated contemporaneously with the actual issuance of senior notes in February 2011, and we paid cash of $9 million to settle the liability related to these swap agreements. The ineffectiveness recognized upon termination of the hedges was immaterial and the related deferred loss continues to be recognized as a component of “Accumulated other comprehensive income.” The deferred loss is being amortized as an increase to interest expense over the ten-year life of the senior notes issued in February 2011 using the effective interest method. The incremental interest expense associated with these forward-starting interest rate swaps was immaterial during the three months ended March 31, 2012 and 2011 and is expected to be immaterial over the next twelve months.

The forward-starting interest rate swaps outstanding as of March 31, 2012 relate to anticipated debt issuances in November 2012 and March 2014. As of March 31, 2012, the fair value of these active interest rate derivatives was comprised of $40 million of current liabilities and $29 million of long-term liabilities compared with $42 million of current liabilities and $32 million of long-term liabilities as of December 31, 2011.

We recognized pre-tax and after-tax gains of $5 million and $3 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended March 31, 2012. We recognized pre-tax and after-tax gains of $4 million and $2 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended March 31, 2011. There was no significant ineffectiveness associated with these hedges during the three months ended March 31, 2012 or 2011.

Treasury Rate Locks

In prior years, we used Treasury rate locks to secure underlying interest rates in anticipation of senior note issuances. These cash flow hedging agreements resulted in deferred losses, net of taxes, of $11 million at March 31, 2012 and $12 million at December 31, 2011, which are included in “Accumulated other comprehensive income.” These deferred losses are reclassified as an increase to interest expense over the life of the related senior note issuances, which extend through 2032. Pre-tax and after-tax amounts of $2 million and $1 million, respectively, for the three-month periods ended March 31, 2012 and 2011, were reclassified out of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive income and into interest expense. As of March 31, 2012, $5 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

Credit-Risk-Related Contingent Features

Certain of our interest rate derivative instruments contain provisions related to the Company’s credit rating. If the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of March 31, 2012, we had not experienced any credit events that would trigger these provisions, nor did we have any derivative instruments with credit-risk-related contingent features that were in a net liability position.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Waste Management Holdings, Inc., a wholly-owned subsidiary (“WM Holdings”), and its Canadian subsidiaries. As of March 31, 2012, we had foreign currency forward contracts outstanding for all of the anticipated cash flows associated with a debt arrangement between these wholly-owned subsidiaries. The hedged cash flows as of March 31, 2012 include C$370 million of principal, which is scheduled for payment on October 31, 2013, and scheduled interest payments of C$11 million on November 30, 2012 and C$10 million on October 31, 2013. We designated the forward contracts as cash flow hedges.

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

Three Months Ended March 31,	Derivative Gain or (Loss) Recognized in OCI (Effective Portion)	Statement of Operations Classification	Derivative Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
2012	$(5)	Other income (expense)	$(9)
2011	$(11)	Other income (expense)	$(10)

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. Adjustments to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges resulted in the recognition of after-tax losses of $3 million and $6 million during the three-month periods ended March 31, 2012 and 2011, respectively. After-tax adjustments for the reclassification of losses from accumulated other comprehensive income into income were $6 million during the three month periods ended March 31, 2012 and 2011. Ineffectiveness has been included in other income and expense during each of the reported periods. There was no significant ineffectiveness associated with these hedges during the three months ended March 31, 2012 or 2011.

Electricity Commodity Derivatives

We use short-term “receive fixed, pay variable” electricity commodity swaps to reduce the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 1.55 million megawatt hours, or approximately 50%, of our Wheelabrator Group’s full year 2011 merchant electricity sales, and the swaps executed through March 31, 2012 are expected to hedge about 628,800 megawatt hours, or 19%, of the Wheelabrator Group’s full year 2012 merchant electricity sales. For the three-month periods ended March 31, 2012 and 2011, we hedged 31% and 54%, respectively, of our merchant electricity sales.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognized pre-tax and after-tax gains of $6 million and $4 million, respectively, to other comprehensive income for changes in the fair value of our electricity commodity derivatives during the three months ended March 31, 2012. We recognized pre-tax and after-tax adjustments of $5 million and $3 million, respectively, for the reclassification of gains from accumulated other comprehensive income into income as a component of “Operating revenues” during the three months ended March 31, 2012. There was no significant ineffectiveness associated with these cash flow hedges during the three-month periods ended March 31, 2012 and 2011. All financial statement impacts associated with these derivatives were immaterial for the three months ended March 31, 2011.

5.    Income Taxes

Our effective income tax rate for the three months ended March 31, 2012 was 32.8% compared with 35.9% for the comparable prior year period. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2012 was primarily due to the favorable impact of federal and state tax credits, offset in part by the unfavorable impact of state and local income taxes. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2011 was primarily due to the unfavorable impact of state and local income taxes, offset in part by the favorable impact of federal tax credits.

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

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results and other reductions in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. During the three months ended March 31, 2012 and 2011, we recognized less than $1 million of net losses resulting from our share of the entity’s operating losses. Our tax provision for the three months ended March 31, 2012 and 2011 was reduced by $3 million, primarily as a result of tax credits realized from this investment. See Note 12 for additional information related to this investment.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting. We recognize our share of the entity’s results and reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the three months ended March 31, 2012, we recognized $6 million of losses relating to our equity investment in this entity, $1 million of interest expense, and a reduction in our tax provision of $7 million (including $4 million of tax credits). During the three months ended March 31, 2011, we recognized $6 million of losses relating to our equity investment in this entity, $2 million of interest expense, and a reduction in our tax provision of $7 million (including $4 million of tax credits). See Note 12 for additional information related to this investment.

Recent Legislation — The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, signed into law on December 17, 2010, included an extension of the bonus depreciation allowance through the end of 2012 and increased the amount of qualifying capital expenditures that can be depreciated immediately from 50% to 100%. The 100% depreciation deduction applied to qualifying property placed in service from

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 8, 2010 through December 31, 2011. The depreciation deduction for qualifying property placed in service in 2012 has been reduced to 50%. The acceleration of deductions on capital expenditures resulting from the bonus depreciation provisions has no impact on our effective tax rates, but reduces our cash taxes in the periods in which the deductions are taken.

Subject to the finalization of our 2011 income tax return, we estimate that the acceleration of depreciation deductions related to qualifying property additions in 2011 decreased our full year 2011 cash taxes by approximately $190 million and, based on our current forecast of 2012 capital expenditures, we estimate a reduction in our full year 2012 cash taxes of approximately $90 million related to qualifying property additions in 2012. However, taking accelerated deductions results in increased cash taxes in subsequent periods when the accelerated deductions for these capital expenditures would have otherwise been taken.

6.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended March 31,
	2012	2011
Number of common shares outstanding at end of period	462.7	474.7
Effect of using weighted average common shares outstanding	(0.6)	1.0

Weighted average basic common shares outstanding	462.1	475.7
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.3	1.9

Weighted average diluted common shares outstanding	463.4	477.6

Potentially issuable shares	17.4	17.9
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	8.3	6.2

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

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from our assumptions used. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

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

We also have guaranteed the obligations of, and provided indemnification to, third parties in the ordinary course of business. Guarantee agreements outstanding as of March 31, 2012 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $20 million; and (ii) agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 20 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $150 million higher than the $267 million recorded in the Condensed Consolidated Financial Statements as of March 31, 2012. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of March 31, 2012, we had been notified that we are a PRP in connection with 79 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 79 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 63 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. The following matters are disclosed in accordance with that requirement. We do not currently believe that the eventual outcome of any such matters, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

On November 16, 2011, the Regional Water Quality Control Board for the San Francisco Bay Region issued an Administrative Civil Liability (“ACL”) Complaint to Guadalupe Rubbish Disposal Company, Inc. (“GRDC”), an indirect wholly-owned subsidiary of WM. The ACL Complaint seeks penalties for alleged violations of California’s water pollution statutes and GRDC’s stormwater permit relating to handling of landfill gas condensate from an on-site landfill gas-to-energy facility owned and operated by a third party. GRDC has appealed the ACL Complaint.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 13, 2012, the Pennsylvania Department of Environmental Protection (“Department”) informed Phoenix Resources, Inc. (“Phoenix”) landfill that it intended to seek civil penalties for alleged violations of Pennsylvania solid waste regulations during the third quarter of 2011 resulting from the acceptance of certain loads of industrial waste prior to the Department’s written approval. On March 26, 2012, the Department and Phoenix entered into a consent assessment of civil penalty, and Phoenix paid $114,000 to resolve such alleged violations. Phoenix is an indirect wholly-owned subsidiary of WM.

Additionally, the United States Attorney’s Office for the District of Hawaii has commenced an investigation into allegations of violations of the federal Clean Water Act involving discharge of stormwater at the Waimanalo Gulch Sanitary Landfill, located on Oahu, in connection with three major storm events in December 2010 and January 2011. No formal enforcement action has been brought against the Company. While we could potentially be subject to sanctions, including requirements to pay monetary penalties, in connection with a future proceeding that may arise from the investigation, a range of loss cannot currently be estimated because no proceeding has yet commenced and significant factual and legal issues remain. We are cooperating with the U.S. Attorney’s Office.

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

During the second quarter of 2010, the Court dismissed certain claims against individual defendants, including all claims against each of the current members of our Board of Directors. Previously, plaintiffs dismissed all claims related to the settlement of the securities class action against WM that was settled in 2002, and the court certified a limited class of participants who may bring claims on behalf of the plan, but not individually. During the third quarter of 2011, the Court ruled in favor of WM and two former employees dismissing all claims brought by the plaintiffs related to the decision to offer WM stock as an investment option within the plan. The Court still has under consideration additional motions that, if granted, would resolve the few remaining claims against WM and its Committees. Because these motions are still pending and other unresolved and legal factual issues remain, the viability of the plaintiff’s claims cannot be predicted and, as a result, a range of loss cannot currently be estimated.

In October 2011 and January 2012, we were named as a defendant in a purported class action in the Circuit Court of Sarasota County, Florida and the Circuit Court of Lawrence County Alabama, respectively. These cases primarily pertain to our fuel and environmental charges, generally alleging that such charges were not properly disclosed, were unfair and were contrary to the customer service contracts. The law firm that filed these lawsuits had filed, in 2008, a purported class action against subsidiaries of WM in Bullock County, Alabama, making similar allegations. The prior Alabama suit was removed to federal court, where the federal court ultimately dismissed the plaintiffs’ national class action claims. The plaintiffs then elected to dismiss the case without prejudice. We will vigorously defend against these new lawsuits. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss cannot currently be estimated.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time, we also are named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of having owned, operated or transported waste to a disposal facility that is alleged to have contaminated the environment or, in certain cases, on the basis of having conducted environmental remediation activities at sites. Some of the lawsuits may seek to have us pay the costs of monitoring of allegedly affected sites and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is proven. While we believe we have meritorious defenses to these lawsuits, the ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs’ circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Additionally, we often enter into contractual arrangements with landowners imposing obligations on us to meet certain regulatory or contractual conditions upon site closure or upon termination of the agreements. Compliance with these arrangements is inherently subject to subjective determinations and may result in disputes, including litigation.

As a large company with operations across the United States and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, customer, and employment-related claims, including purported class action lawsuits related to our sales and marketing practices and our customer service agreements and purported class actions involving federal and state wage and hour and other laws. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. We currently do not believe that the eventual outcome of any such actions could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

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

One of the most significant multiemployer pension plans in which we have participated is the Central States Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”). The Central States Pension Plan is in “critical status” as defined by the Pension Protection Act of 2006. Since 2008, certain of our affiliates have bargained to remove covered employees from the Central States Pension Plan, resulting in a series of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

withdrawals. In October 2011, employees at the last of our affiliates with active participants in the Central States Pension Plan voted to decertify the union that represented them, withdrawing themselves from the Central States Pension Plan.

We are still negotiating and litigating final resolutions of our withdrawal liability for previous withdrawals, including our recent final withdrawal mentioned above, but we do not believe any additional liability above the charges we have already recognized for such previous withdrawals could be material to the Company’s business, financial condition, results of operations or cash flows. We also do not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which we contribute, could have a material adverse effect on our business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on our results of operations for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2011 and 2012 and expect these audits to be completed within the next nine and 21 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. We have finalized audits in Canada through the 2005 tax year and are not currently under audit for any subsequent tax years in Canada. On July 28, 2011, we acquired Oakleaf, which is subject to IRS examinations for years dating back to 2008 and state income tax examinations for years dating back to 2002. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

8.    Segment and Related Information

We currently manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western and Wheelabrator Groups. These five Groups are presented below as our reportable segments. Our four geographic operating Groups provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We serve residential, commercial, industrial, and municipal customers throughout North America. The operations not managed through our five operating Groups, including the Oakleaf operations we acquired on July 28, 2011, are presented herein as “Other.” See Note 9 for additional information related to our acquisition of Oakleaf.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
March 31, 2012
Eastern	$736	$(128)	$608	$131
Midwest	757	(111)	646	153
Southern	848	(115)	733	193
Western	796	(112)	684	131
Wheelabrator	207	(30)	177	4
Other	469	(22)	447	(18)

	3,813	(518)	3,295	594
Corporate and Other	—	—	—	(193)

Total	$3,813	$(518)	$3,295	$401

March 31, 2011
Eastern	$704	$(112)	$592	$120
Midwest	728	(106)	622	129
Southern	838	(98)	740	192
Western	790	(108)	682	140
Wheelabrator	210	(31)	179	13
Other	293	(5)	288	(14)

	3,563	(460)	3,103	580
Corporate and Other	—	—	—	(153)

Total	$3,563	$(460)	$3,103	$427

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Acquisitions

Oakleaf — On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf. Oakleaf provides outsourced waste and recycling services principally through a nationwide network of third-party haulers. The operations we acquired generated approximately $580 million in revenues in 2010. We acquired Oakleaf to advance our growth and transformation strategies and increase our national accounts customer base while enhancing our ability to provide comprehensive environmental solutions. For the year ended December 31, 2011, we incurred $1 million of acquisition-related costs, which were classified as “Selling, general and administrative” expenses. For the three-month period ended March 31, 2012, Oakleaf recognized revenues of $148 million and net losses of less than $1 million. These amounts are included in our Condensed Consolidated Statement of Operations.

The following table shows adjustments since December 31, 2011 to the preliminary allocation of the purchase price of Oakleaf to tangible and intangible assets acquired and liabilities assumed based on their estimated fair value (in millions):

	December 31, 2011	Adjustments	March 31, 2012
Accounts and other receivables	$70	$1	$71
Other current assets	28	—	28
Property and equipment	72	—	72
Goodwill	327	—	327
Other intangible assets	87	—	87
Accounts payable	(82)	—	(82)
Accrued liabilities	(48)	—	(48)
Deferred income taxes, net	(10)	—	(10)
Other liabilities	(12)	(1)	(13)

Total purchase price	$432	$—	$432

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

network. We believe this will generate significant benefits for the Company and for the vendor-haulers. Based on our preliminary valuation, goodwill has been assigned to our four geographic Groups as they are expected to benefit from the synergies of the combination. Goodwill related to this acquisition is not deductible for income tax purposes.

The following pro forma consolidated results of operations for the three months ended March 31, 2011 have been prepared as if the acquisition of Oakleaf occurred at January 1, 2011 (in millions, except per share amounts):

Operating revenues	$3,233
Net income attributable to Waste Management, Inc. .	182
Basic earnings per common share	0.38
Diluted earnings per common share	0.38

Other — During the first quarter of 2012, we paid $94 million for interests in oil and gas producing properties through two transactions. The purchase price was allocated primarily to “Property and equipment.” Additionally, we acquired eight other businesses related to our collection and recycling operations.

10.    Restructuring

Beginning in July 2011, we took steps to streamline our organization as part of our cost savings programs. This reorganization eliminated over 700 employee positions throughout the Company, including approximately 300 open positions. Additionally, subsequent to our acquisition of Oakleaf, we incurred charges in connection with restructuring that organization. During the year ended December 31, 2011, we recognized a total of $19 million of pre-tax restructuring charges, of which $18 million were related to employee severance and benefit costs associated with these restructuring efforts. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

During the three months ended March 31, 2012, we recognized additional employee severance and benefit restructuring charges, including $2 million associated with the reorganization of Oakleaf and $2 million associated with certain other actions taken by the Company in our Southern Group.

Through March 31, 2012, we have paid approximately $13 million of the employee severance and benefit costs incurred as a result of these restructuring efforts.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at March 31, 2012 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$91	$91	$—	$—
Available-for-sale securities	167	142	—	25
Interest rate derivatives	70	—	70	—
Electricity commodity derivatives	6	—	6	—

Total assets	$334	$233	$76	$25

Liabilities:
Interest rate derivatives	$69	$—	$69	$—
Foreign currency derivatives	7	—	7	—

Total liabilities	$76	$—	$76	$—

		Fair Value Measurements at December 31, 2011 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$120	$120	$—	$—
Available-for-sale securities	179	154	—	25
Interest rate derivatives	73	—	73	—
Electricity commodity derivatives	5	—	5	—

Total assets	$377	$274	$78	$25

Liabilities:
Interest rate derivatives	$74	$—	$74	$—
Foreign currency derivatives	2	—	2	—

Total liabilities	$76	$—	$76	$—

Fair Value of Available-for-sale Securities — The available-for-sale securities measured using Level 1 inputs are primarily included in long-term “Other assets” in our Condensed Consolidated Balance Sheets. The fair value of available-for-sale securities measured using Level 3 inputs consists of redeemable preferred stock that was acquired in November 2011 and is included in “Investments in unconsolidated entities” in our Condensed Consolidated Balance Sheets. The redeemable preferred stock is recorded at fair value based on other

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third-party investors’ recent or pending transactions in these securities, which are considered to be the best evidence of fair value currently available. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public comparables.

Fair Value of Debt

At March 31, 2012 and December 31, 2011, the carrying value of our debt was approximately $9.8 billion. The carrying value of our debt includes adjustments for both the unamortized fair value adjustments related to terminated hedge arrangements and fair value adjustments for debt instruments that are currently hedged.

The estimated fair value of our debt was approximately $11.0 billion at March 31, 2012 and approximately $10.8 billion at December 31, 2011. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2012 and December 31, 2011. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% proportionate to their respective equity interests. All capital allocations made through March 31, 2012 have been based on initial capital account balances as the target returns have not yet been achieved.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of March 31, 2012 and December 31, 2011, our Condensed Consolidated Balance Sheets included $305 million and $308 million, respectively, of net property and equipment associated with the LLCs’ waste-to-energy facilities and $249 million and $246 million, respectively, in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. As of March 31, 2012 and December 31, 2011, all debt obligations of the LLCs had been paid in full and, therefore, the LLCs had no liabilities. During each of the three months ended March 31, 2012 and 2011, we recognized expense of $13 million for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Investment in Waste-to-Energy and Recycling LLC — In the first quarter of 2012, we established a limited liability company (the “LLC”) along with our joint venture partner, a commercial entity in the waste management industry, to develop, construct, operate and maintain a waste-to-energy and recycling facility in England. We own a 50% interest in this joint venture. The total cost of constructing this facility is expected to be £200 million, or $320 million based on the exchange rate as of March 31, 2012. The LLC will be funded primarily through loans from the joint venture partners and loans under the LLC’s credit facility agreements with third-party financial institutions. The funds loaned under the credit facility agreements will be used for the development and construction of the facility. We are committed to provide up to £57 million, or $91 million based on the exchange rate as of March 31, 2012, of funding to the LLC. Our actual commitment may be more or less depending on the actual cost of the facility. Through March 31, 2012, we had funded approximately £7 million, or $11 million, through loans and less than $1 million through equity contributions. These amounts are included in our Condensed Consolidated Balance Sheet as long-term “Other assets” and “Investments in unconsolidated entities,” respectively. We also have guaranteed the performance of certain management services for the project for which our maximum exposure under the guarantee is not material.

In addition, a wholly-owned subsidiary of the Company will be responsible for constructing the waste-to-energy facility for the LLC under a fixed-price construction contract. Once the facility is constructed, a majority-owned subsidiary of the Company will be responsible for operating and maintaining the facility for the LLC under a substantially fixed-price operating and maintenance contract. Under the operating and maintenance contract, we have guaranteed our ability to operate this facility at certain performance levels that we believe are within our control to achieve. We also will be jointly responsible, along with our LLC joint venture partner, for the performance of sales and marketing services for the LLC through a 50%-owned and unconsolidated entity. The fixed-price components of the above mentioned contracts were established based on estimates of expected construction, operation and maintenance costs. However, we are subject to variation in our expected profits or potential losses if the actual costs differ from the costs established in the contracts. Our maximum exposure to loss under these contracts cannot be quantified.

We determined that we are not the primary beneficiary of the LLC as all decision-making responsibility is shared jointly with our joint venture partner. As such, we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate this entity.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. As of March 31, 2012 and December 31, 2011, our investment balance was $34 million and $35 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Future contributions will commence once certain levels of tax credits have been generated and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. As of March 31, 2012 and December 31, 2011, our investment balance was $172 million and $178 million, respectively, and our debt balance was $170 million and $176 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

Our interests in these variable interest entities are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheet, as appropriate. Our investments and receivables related to the trusts had an aggregate carrying value of $110 million as of March 31, 2012 and $107 million as of December 31, 2011. We continue to reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.”

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$91	$—	$98	$—	$189
Other current assets	2	—	2,094	—	2,096

	93	—	2,192	—	2,285
Property and equipment, net	—	—	12,299	—	12,299
Investments in and advances to affiliates	12,229	15,886	3,076	(31,191)	—
Other assets	116	12	7,823	—	7,951

Total assets	$12,438	$15,898	$25,390	$(31,191)	$22,535

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$560	$—	$300	$—	$860
Accounts payable and other current liabilities	114	5	2,068	—	2,187

	674	5	2,368	—	3,047
Long-term debt, less current portion	5,576	449	2,964	—	8,989
Other liabilities	29	—	3,989	—	4,018

Total liabilities	6,279	454	9,321	—	16,054
Equity:
Stockholders’ equity	6,159	15,444	15,747	(31,191)	6,159
Noncontrolling interests	—	—	322	—	322

	6,159	15,444	16,069	(31,191)	6,481

Total liabilities and equity	$12,438	$15,898	$25,390	$(31,191)	$22,535

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2011

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$119	$—	$139	$—	$258
Other current assets	6	—	2,115	—	2,121

	125	—	2,254	—	2,379
Property and equipment, net	—	—	12,242	—	12,242
Investments in and advances to affiliates	12,006	14,905	3,033	(29,944)	—
Other assets	120	12	7,816	—	7,948

Total assets	$12,251	$14,917	$25,345	$(29,944)	$22,569

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$298	$—	$333	$—	$631
Accounts payable and other current liabilities	124	13	2,300	—	2,437

	422	13	2,633	—	3,068
Long-term debt, less current portion	5,727	449	2,949	—	9,125
Other liabilities	32	—	3,954	—	3,986

Total liabilities	6,181	462	9,536	—	16,179
Equity:
Stockholders’ equity	6,070	14,455	15,489	(29,944)	6,070
Noncontrolling interests	—	—	320	—	320

	6,070	14,455	15,809	(29,944)	6,390

Total liabilities and equity	$12,251	$14,917	$25,345	$(29,944)	$22,569

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,295	$—	$3,295
Costs and expenses	—	—	2,894	—	2,894

Income from operations	—	—	401	—	401

Other income (expense):
Interest income (expense)	(88)	(8)	(25)	—	(121)
Equity in earnings of subsidiaries, net of taxes	224	229	—	(453)	—
Other, net	—	—	(8)	—	(8)

	136	221	(33)	(453)	(129)

Income before income taxes	136	221	368	(453)	272
Provision for (benefit from) income taxes	(35)	(3)	127	—	89

Consolidated net income	171	224	241	(453)	183
Less: Net income attributable to noncontrolling interests	—	—	12	—	12

Net income attributable to Waste Management, Inc.	$171	$224	$229	$(453)	$171

Three Months Ended March 31, 2011

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,103	$—	$3,103
Costs and expenses	—	—	2,676	—	2,676

Income from operations	—	—	427	—	427

Other income (expense):
Interest income (expense)	(85)	(9)	(24)	—	(118)
Equity in earnings of subsidiaries, net of taxes	237	242	—	(479)	—
Other, net	—	—	(3)	—	(3)

	152	233	(27)	(479)	(121)

Income before income taxes	152	233	400	(479)	306
Provision for (benefit from) income taxes	(34)	(4)	148	—	110

Consolidated net income	186	237	252	(479)	196
Less: Net income attributable to noncontrolling interests	—	—	10	—	10

Net income attributable to Waste Management, Inc.	$186	$237	$242	$(479)	$186

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2012
Comprehensive income	$176	$224	$270	$(453)	$217
Less: Comprehensive income attributable to noncontrolling interests	—	—	12	—	12

Comprehensive income attributable to Waste Management, Inc.	$176	$224	$258	$(453)	$205

Three Months Ended March 31, 2011
Comprehensive income	$190	$237	$275	$(479)	$223
Less: Comprehensive income attributable to noncontrolling interests	—	—	10	—	10

Comprehensive income attributable to Waste Management, Inc.	$190	$237	$265	$(479)	$213

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$171	$224	$241	$(453)	$183
Equity in earnings of subsidiaries, net of taxes	(224)	(229)	—	453	—
Other adjustments	(2)	(8)	302	—	292

Net cash provided by (used in) operating activities	(55)	(13)	543	—	475

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(129)	—	(129)
Capital expenditures	—	—	(379)	—	(379)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	6	—	6
Net receipts from restricted trust and escrow accounts and other, net		—	(1)	—	(1)

Net cash provided by (used in) investing activities	—	—	(503)	—	(503)

Cash flows from financing activities:
New borrowings	150	—	137	—	287
Debt repayments	(35)	—	(170)	—	(205)
Cash dividends	(164)	—	—	—	(164)
Common stock repurchases	—	—	—	—	—
Exercise of common stock options	24	—	—	—	24
Distributions paid to noncontrolling interests and other	8	—	8	—	16
(Increase) decrease in intercompany and investments, net	44	13	(57)	—	—

Net cash provided by (used in) financing activities	27	13	(82)	—	(42)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(28)	—	(41)	—	(69)
Cash and cash equivalents at beginning of period	119	—	139	—	258

Cash and cash equivalents at end of period	$91	$—	$98	$—	$189

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Three Months Ended March 31, 2011

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$186	$237	$252	$(479)	$196
Equity in earnings of subsidiaries, net of taxes	(237)	(242)	—	479	—
Other adjustments	(1)	(11)	416	—	404

Net cash provided by (used in) operating activities	(52)	(16)	668	—	600

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(99)	—	(99)
Capital expenditures	—	—	(316)	—	(316)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	5	—	5
Net receipts from restricted trust and escrow accounts and other, net	(4)	—	(48)	—	(52)

Net cash provided by (used in) investing activities	(4)	—	(458)	—	(462)

Cash flows from financing activities:
New borrowings	396	—	—	—	396
Debt repayments	—	(147)	(11)	—	(158)
Cash dividends	(162)	—	—	—	(162)
Common stock repurchases	(63)	—	—	—	(63)
Exercise of common stock options	23	—	—	—	23
Distributions paid to noncontrolling interests and other	4	—	(43)	—	(39)
(Increase) decrease in intercompany and investments, net	(69)	163	(94)	—	—

Net cash provided by (used in) financing activities	129	16	(148)	—	(3)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Increase (decrease) in cash and cash equivalents	73	—	64	—	137
Cash and cash equivalents at beginning of period	465	—	74	—	539

Cash and cash equivalents at end of period	$538	$—	$138	$—	$676

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Some of the risks that we believe could affect our financial statements for 2012 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company include the following:

•

competition may negatively affect our profitability or cash flows, our pricing strategy may have negative effects on volumes, and inability to execute our pricing strategy in order to retain and attract customers may negatively affect our average yield on collection and disposal business;

•	we may fail in implementing our optimization and growth initiatives and overall business strategy, which could adversely impact our financial performance and growth;

•	regulations may negatively impact our business by, among other things, restricting our operations, increasing costs of operations or requiring additional capital expenditures;

•	possible changes in our estimates of costs for site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses;

•

certain materials processed by our recycling operations are subject to significant commodity price fluctuations, as are methane gas, electricity and other energy-related products marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plant operations; fluctuations in commodity prices may have negative effects on our operating results;

•

increasing customer preference for alternatives to traditional disposal, government mandates requiring recycling and prohibiting disposal of certain types of waste, and overall reduction of waste generated could continue to have a negative effect on volumes of waste going to landfills and waste-to-energy facilities;

•

developments in technology could trigger a fundamental change in the waste management industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and waste-to-energy facilities and our profitability;

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

•

there is a risk of incurring significant environmental liabilities in the use, treatment, storage, transfer and disposal of waste materials; any substantial liability for environmental damage could have a material adverse effect on our financial condition and cash flows;

•	weak economic conditions may negatively affect the volumes of waste generated;

•

some of our customers, including governmental entities, have suffered financial difficulties that could affect our business and operating results, due to their credit risk and the impact of the municipal debt market on remarketing of our tax-exempt bonds;

•	if we are unable to obtain and maintain permits needed to open, operate, and/or expand our facilities, our results of operations will be negatively impacted;

•	fuel price increases or fuel supply shortages may increase our expenses and restrict our ability to operate;

•	problems with the operation of current information technology or the development and deployment of new information systems could decrease our efficiencies and increase our costs;

•	a cybersecurity incident could negatively impact our business and our relationships with customers;

•

efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have chosen to be represented by unions, which could lead to labor disruptions, including strikes and lock-outs, which could adversely affect our results of operations and cash flows;

•	we could face significant liability for withdrawal from multiemployer pension plans;

•	we are subject to operational and safety risks, including the risk of personal injury to employees and others;

•	increased costs for financial assurance or the inadequacy of our insurance coverage could negatively impact our liquidity and increase our liabilities;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	we may reduce or suspend capital expenditures, acquisition activity, dividend declarations or share repurchases if we suffer a significant reduction in cash flows;

•

we may be unable to incur future indebtedness on terms we deem acceptable or to refinance our debt obligations, including near-term maturities, on acceptable terms and higher interest rates and market conditions may increase our expense;

•	climate change legislation, including possible limits on carbon emissions, may negatively impact our results of operations by increasing expenses;

•

weather conditions and one-time special projects cause our results to fluctuate, and harsh weather or natural disasters may cause us to temporarily suspend operations; our stock price may be negatively impacted by interim variations in our results;

•

we could be subject to significant fines and penalties, and our reputation could be adversely affected, if our business, or third parties with whom we have relationships, were to fail to comply with United States or foreign laws or regulations;

•

negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs, limit our ability to conduct or expand our operations, or limit our ability to execute our business plans and strategies; and

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations.

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

Our first quarter of 2012 results of operations reflect the impact of a decrease in commodity prices; the impact of our continued investment in our strategic initiatives, including our July 28, 2011 acquisition of the primary operations of Oakleaf Global Holdings (“Oakleaf”); an improvement in volumes; and our discipline in pricing. Highlights of our financial results for the current quarter include:

•

Revenues of $3,295 million compared with $3,103 million in the first quarter of 2011, an increase of $192 million, or 6.2%. This increase in revenues is primarily attributable to acquisitions, driven in large part by our acquisition of Oakleaf; positive internal revenue growth from volume and from yield on our collection and disposal business; and increases from our fuel surcharge program. These increases were partially offset by lower pricing for recyclable commodities and electricity;

•

Operating expenses of $2,166 million, or 65.7% of revenues, compared with $1,995 million, or 64.3% of revenues, in the first quarter of 2011. This increase of $171 million, or 8.6%, is due primarily to increases in subcontractor costs, associated in large part with our acquisition of Oakleaf, and the impact of higher fuel prices on direct fuel costs and on our indirect fuel costs included in subcontractor costs, both of which have related revenue increases noted above, as well as increases in labor and maintenance and repairs;

•

Selling, general and administrative expenses increased by $25 million, or 6.5%, from $382 million in the first quarter of 2011 to $407 million in the first quarter of 2012, largely due to acquisitions and costs incurred to support our strategic growth plans and the implementation of our cost savings programs. We have begun to see the associated benefits of these programs and expect the benefits to increase throughout the remainder of the year;

•	Income from operations of $401 million, or 12.2% of revenues, compared with $427 million, or 13.8% of revenues, in the first quarter of 2011; and

•

Net income attributable to Waste Management, Inc. of $171 million, or $0.37 per diluted share, as compared with $186 million, or $0.39 per diluted share in the first quarter of 2011. The comparability of our diluted earnings per share has been affected by restructuring charges and integration costs associated with our acquisition of Oakleaf, which had a negative impact of $0.01 on our 2012 results.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be the same as similarly-titled measures presented by other companies:

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$475	$600
Capital expenditures	(379)	(316)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	6	5

Free cash flow	$102	$289

When comparing our cash flow from operating activities for the reported periods, the change is primarily attributable to unfavorable impacts of working capital changes, particularly changes in our accounts payable and accrued liabilities, which are affected by both cost changes and timing of payments.

The increase in capital expenditures when comparing the first quarter of 2012 with the prior year period can generally be attributed to increased spending on fueling infrastructure and growth initiatives, and the impact of timing differences associated with cash payments for the previous years’ fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. A more significant portion of our fourth quarter 2011 spending was paid in cash in 2012 than in the preceding year.

Acquisition of Oakleaf — On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf. Oakleaf provides outsourced waste and recycling services principally through a nationwide network of third-party haulers. We acquired Oakleaf to advance our growth and transformation strategies and increase our national accounts customer base while enhancing our ability to provide comprehensive environmental solutions. For the three-month period ended March 31, 2012, Oakleaf recognized revenues of $148 million and net losses of less than $1 million. These amounts are included in our Condensed Consolidated Statement of Operations.

The following pro forma consolidated results of operations for the three months ended March 31, 2011 have been prepared as if the acquisition of Oakleaf occurred at January 1, 2011 (in millions, except per share amounts):

Operating revenues	$3,233
Net income attributable to Waste Management, Inc.	182
Basic earnings per common share	0.38
Diluted earnings per common share	0.38

Adoption of New Accounting Pronouncement

Fair Value Measurement — In May 2011, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with fair value measurements. This amended guidance defines certain requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles. The amendments to authoritative guidance associated with fair value measurements were effective for the Company on January 1, 2012 and have been applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Comprehensive Income — In June 2011, the FASB issued amended authoritative guidance associated with comprehensive income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. In December 2011, the FASB deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The amendments to authoritative guidance associated with comprehensive income were effective for the Company on January 1, 2012 and have been applied retrospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated based on generally accepted methods. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, deferred income taxes and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

We also provide additional services that are not managed through our five Groups, including the Oakleaf operations we acquired on July 28, 2011, recycling brokerage services, electronic recycling services, in-plant services, landfill gas-to-energy services, integrated medical waste services and expanded service offerings and solutions. Part of our expansion of services includes offering portable self-storage services and fluorescent bulb and universal waste mail-back through our LampTracker® program. In addition, we have made investments that involve the acquisition and development of interests in oil and gas producing properties. These operations are presented as “Other” in the table below. Shown below (in millions) is the contribution to revenues during each period provided by our five Groups and our Other services:

	Three Months Ended March 31,
	2012	2011
Eastern	$736	$704
Midwest	757	728
Southern	848	838
Western	796	790
Wheelabrator	207	210
Other	469	293
Intercompany	(518)	(460)

Total	$3,295	$3,103

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended March 31,
	2012	2011
Collection	$2,073	$2,021
Landfill	615	579
Transfer	298	294
Wheelabrator	207	210
Recycling	345	370
Other	275	89
Intercompany	(518)	(460)

Total	$3,295	$3,103

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended March 31, 2012 vs. 2011
	Amount	As a % of Total Company(a)
Average yield(b)	$(40)	(1.3)%
Volume	39	1.3

Internal revenue growth	(1)	—
Acquisitions	196	6.3
Divestitures	—	—
Foreign currency translation	(3)	(0.1)

	$192	6.2%

(a)	Calculated by dividing the amount of current period increase or decrease by the prior period’s total company revenue ($3,103 million) adjusted to exclude the impacts of divestitures for the current period.

(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We analyze the changes in average yield in terms of related business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis:

	Period-to-Period Change for the Three Months Ended March 31, 2012 vs. 2011
	Amount	As a % of Related Business(i)
Average yield:
Collection, landfill and transfer	$26	1.1%
Waste-to-energy disposal (ii)	(4)	(3.7)

Collection and disposal (ii)	22	0.9
Recycling commodities	(74)	(19.6)
Electricity (ii)	(6)	(9.1)
Fuel surcharges and mandated fees	18	13.3

Total	$(40)	(1.3)%

(i)	Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three months ended March 31, 2011 adjusted to exclude the impacts of divestitures:

Denominator
Three Months Ended March 31
Related business revenues:
Collection, landfill and transfer	$2,417
Waste-to-energy disposal	107

Collection and disposal	2,524
Recycling commodities	378
Electricity	66
Fuel surcharges and mandated fees	135

Total Company	$3,103

(ii)	Average revenue growth from yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator Group, which are reported as “Electricity” revenues.

Our revenues increased $192 million, or 6.2%, for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011. The year-over-year change in revenues has been driven by (i) acquisitions, particularly the acquisition of Oakleaf, which increased consolidated revenues by $131 million this quarter; (ii) revenue growth due to higher volumes primarily driven by our landfill line of business; (iii) revenue growth from average yield on our collection and disposal operations; and (iv) higher diesel fuel prices, which increase revenues provided by our fuel surcharge program. Offsetting these revenue increases were market factors, including lower recyclable commodity prices; lower electricity prices, which correlate with natural gas prices and cause fluctuations in the rates we receive for electricity under our power purchase contracts and merchant transactions; and foreign currency translation, which affects revenues from our Canadian operations.

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

Revenue growth from collection and disposal average yield was $22 million, or 0.9%, for the three months ended March 31, 2012 as compared with the prior year period. This revenue increase from yield was driven by our collection operations, primarily in our commercial and industrial lines of business, each of which experienced positive growth from yield greater than 2.0%. We continued to experience downward pressure on our revenue growth from yield in our residential line of business, most notably in our Eastern and Southern Groups, where we experienced negative revenue growth from yield. Due to competition, it has become increasingly difficult to retain customers and to win new contracts at current average rates; as a result, in many instances, the Company has (i) offered price concessions to retain municipal work and (ii) offered increased services without a commensurate increase in pricing when bidding on or renewing residential contracts and pursuing residential subscription business. These increased services are principally recycling services, which are typically priced lower than our average rates. This combination of increased competition and bundling of complementary services, such as recycling, in the residential line of business has put added pressure on our revenue growth from yield. In our disposal operations, positive yield growth from our municipal solid waste stream was offset by negative yield from our special waste stream. Pricing for special waste can fluctuate significantly based on the nature of volume received from the related event work.

Our current quarter total collection and disposal revenue growth from yield was negatively affected by the expiration of a long-term contract in August 2011 at one of our waste-to-energy facilities in South Florida, which decreased revenues both in our waste-to-energy disposal line of business, by approximately $6 million, and in our collection line of business, by approximately $3 million. Certain of the franchise agreements serviced by our collection companies in South Florida contain specific language that ties a portion of their total rate to the disposal rate charged by this waste-to-energy facility to our collection companies. The expiration of this long-term contract in South Florida negatively impacted our total collection and disposal yield by approximately $9 million in the first quarter of 2012 as compared with the first quarter of 2011. We expect to experience further downward pressure on our revenue growth from yield beginning in April 2012 as a result of the expiration at the end of March 2012 of a similar long-term contract in South Florida.

Overall, we have found that increasing our revenue growth from yield in today’s market is a challenge given the highly competitive environment and the lingering economic slowdown. Despite these headwinds, we are committed to maintaining our price discipline in order to improve yield on our base business.

Revenues from our environmental fee, which are included in average yield on collection and disposal, increased by $14 million for the first quarter of 2012 as compared with the same prior year period. These revenues were $77 million and $63 million during the three-month periods ended March 31, 2012 and 2011, respectively.

Recycling commodities — Decreases in the prices of the recycling commodities we sold resulted in a decline in revenues of $74 million for the three-month period ended March 31, 2012. During the fourth quarter of 2011, we saw commodity prices decline 8% as compared with prior year. During the first quarter of 2012, we saw the downward trend continue as year-over-year commodity prices declined about 20%, driven by the continued increase in supply and lower demand.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, increased by $18 million during the three-month period ended March 31, 2012 as compared with the prior year period. This increase is directly attributable to higher national average prices for diesel fuel that we use for our fuel surcharge program. The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations.

Volume — Revenues increased $39 million, or 1.3%, over the comparable prior year period due to higher volumes. This is a notable improvement from the three months ended March 31, 2011, when lower volumes caused our revenue to decrease $51 million, or 1.7%, as compared with the three months ended March 31, 2010.

Our total landfill revenues increased $25 million for the three-month period ended March 31, 2012 due to higher third-party volumes as compared with the prior year, primarily driven by higher special waste volumes in our Eastern and Midwest geographic Groups. We also saw revenues increase $10 million primarily from year-over-year volume improvements in our recycling brokerage business and in our material recovery facilities. The addition of new single stream recycling facilities during 2011 as well as our continued pursuit of municipal volumes contributed to these increases in revenues due to volume.

Revenue growth due to volume from our collection line of business was flat for the three-month period ended March 31, 2012 as compared with the prior year period. We experienced commercial and residential collection revenue declines due to lower volumes, which we attribute to the effects of pricing, competition and diversion of waste by consumers, as well as the overall continued weakness in the economy. However, we noted an improvement in the rates of volume decline in these particular collection lines of business relative to the volume declines experienced over the last few quarters. Revenue declines due to lower volumes in these two collection lines of business were offset, in part, by revenue increases in our industrial collection line of business, driven in large part by the growth of our oilfield services in our Eastern Group. Additionally, we saw revenue increases due to volume growth in our non-traditional collection business, primarily from our in-plant services.

Acquisitions and divestitures — Revenues increased $196 million for the three months ended March 31, 2012 as compared with the prior year period due to acquisitions. This increase was principally associated with our acquisition of Oakleaf, which is reported in our “Other” line of business. Additionally, acquisitions increased our revenues in the current period in our collection line of business, due in part to our oilfield services in our Eastern Group, and in our recycling line of business. These acquisitions demonstrate our focus on identifying strategic growth opportunities in new, complementary lines of business.

Operating Expenses

Our operating expenses increased by $171 million, or 8.6%, for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011. Our operating expenses as a percentage of revenues increased to 65.7% in the current period from 64.3% in the prior year period. The increases can largely be attributed to the following:

•

Acquisitions and growth initiatives — We have experienced cost increases attributable to recently acquired businesses and, to a lesser extent, our various growth and business development initiatives. The increase in operating expenses resulting from acquired businesses was more than offset by increased revenues from acquired businesses. Recent acquisitions include the purchase of Oakleaf and a number of collection and recycling operations. In particular, the acquisition of Oakleaf increased operating costs by $107 million in the current quarter, primarily increasing subcontractor costs and, to a lesser extent, the cost of goods sold and other categories. We estimate that these cost increases affected each of the operating cost categories identified in the table below and accounted for over 75% of our total $171 million increase in operating expenses;

•

Fuel cost increases — On average, diesel fuel prices increased 9.5% from $3.63 per gallon in the first quarter of 2011 to $3.97 per gallon in the first quarter of 2012. Higher fuel costs caused increases in both our direct fuel costs and in the fuel component of our subcontractor costs for the first quarter of 2012. Increased revenues attributable to our fuel surcharge largely offset the unfavorable higher fuel costs in 2012; and

•

Volume increases — During the first quarter of 2012, we experienced an increase in variable costs attributable to higher volumes in certain lines of business, particularly our recycling, industrial collection and non-traditional collection businesses, primarily from our in-plant services. We continue to manage our fixed costs and control growth in our variable costs as we experience volume increases. These cost increases have impacted each of the operating cost categories identified in the table below, offset in part by

•

Lower market prices for recyclable commodities — Overall, market prices for recyclable commodities decreased approximately 20% as compared with the prior year period. The year-over-year decrease is the result of the continued decrease in recyclable commodity market prices that began during late 2011 from the recent near-historic highs reached during the second and third quarters of 2011. This decrease in market prices was the primary driver of the current quarter decrease in cost of goods sold, primarily customer rebates, and has also resulted in decreased revenues and earnings during the current period.

The following table summarizes the major components of our operating expenses, which include the impact of foreign currency translation, for the three-month periods ended March 31 (dollars in millions):

	Three Months Ended March 31,		Period-to- Period Change
	2012	2011
Labor and related benefits	$593	$563	$30	5.3%
Transfer and disposal costs	212	220	(8)	(3.6)
Maintenance and repairs	302	279	23	8.2
Subcontractor costs	276	180	96	53.3
Cost of goods sold	232	240	(8)	(3.3)
Fuel	162	144	18	12.5
Disposal and franchise fees and taxes	145	141	4	2.8
Landfill operating costs	55	60	(5)	(8.3)
Risk management	61	56	5	8.9
Other	128	112	16	14.3

	$2,166	$1,995	$171	8.6%

Other significant changes in our operating expenses are discussed below.

•

Labor and related benefits — The increase was largely due to higher hourly and salaried wages due to merit increases and additional employee expenses incurred from acquisitions and growth opportunities.

•

Maintenance and repairs — The increase was primarily due to higher costs in our geographic Groups, largely attributable to increased fleet maintenance costs, and to differences in the timing and scope of planned maintenance projects at our waste-to-energy facilities. Our fleet maintenance costs include services provided by third-parties, tires, parts and internal shop labor costs. The increase in expense for tires and parts reflects the worldwide increase in commodity prices. The increase in our Wheelabrator Group was offset, in part, by an increase in revenues related to the reimbursement of certain maintenance and repair costs by a municipality.

•

Subcontractor costs — The current quarter increase in subcontractor costs was primarily a result of the Oakleaf acquisition, increased diesel fuel prices, other recent acquisitions, our various growth and business development initiatives and additional costs associated with servicing our in-plant services customers. Oakleaf principally utilizes a nationwide network of third-party haulers to service its customers, which increased our subcontractor costs by $83 million during the first quarter of 2012.

•

Other — The current quarter increase was due to our Oakleaf acquisition, other recent acquisitions and our various growth and business development initiatives. The increase from our various initiatives is associated with the rental of facilities and equipment for these operations.

Selling, General and Administrative

Our selling, general and administrative expenses increased by $25 million, or 6.5% when comparing the three months ended March 31, 2012 with the same period of 2011. Our selling, general and administrative expenses as a percentage of revenues increased to 12.4% in the current period from 12.3% in the prior year period. The increases are largely due to (i) increased costs of $15 million associated with our acquisition of Oakleaf in July 2011; (ii) increased costs of $8 million incurred to support our sales and marketing initiatives, which include expenses associated with our customer focused growth initiative through segmentation; (iii) increased costs of $6 million for our provision for bad debts; and (iv) $4 million of additional costs, principally labor costs, associated with our efforts to implement our cost savings programs focusing on procurement, operational and back-office efficiency. These increases were partially offset by lower consulting costs of $10 million associated with the 2011 start-up phase of our costs savings programs. We experienced benefits associated with these cost savings programs during the three months ended March 31, 2012 and expect the benefits to increase throughout the remainder of the year.

The following table summarizes the major components of our selling, general and administrative expenses for the three-month periods ended March 31 (dollars in millions):

	Three Months Ended March 31,		Period-to- Period Change
	2012	2011
Labor and related benefits	$245	$226	$19	8.4%
Professional fees	40	54	(14)	(25.9)
Provision for bad debts	15	9	6	66.7
Other	107	93	14	15.1

	$407	$382	$25	6.5%

Labor and related benefits — In 2012, our labor and related benefits costs increased primarily due to (i) higher compensation costs due to an increase in headcount driven by our acquisition of Oakleaf, our sales and marketing initiatives, and the implementation of our cost savings programs; and (ii) higher salaries and hourly wages due to merit increases.

Professional fees — In 2012, our professional fees decreased primarily due to consulting fees incurred during 2011 associated with the start-up phase of our cost savings programs.

Provision for bad debts — The increase in our provision for bad debts was driven in part by (i) increased collection risks resulting from work we are performing in certain new businesses in our Eastern Group; (ii) collection issues we are experiencing in our Puerto Rico operations in our Southern Group; and (iii) increases due to our acquisition of Oakleaf.

Other — We experienced increases in our (i) travel and entertainment costs to support our strategic efforts; (ii) building and equipment costs, which include rental and utilities; and (iii) computer and telecommunications costs due in part to improvements we are making to our information technology system.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three month periods ended March 31 (dollars in millions):

	Three Months Ended March 31,		Period-to- Period Change
	2012	2011
Depreciation of tangible property and equipment	$207	$199	$8	4.0%
Amortization of landfill airspace	93	89	4	4.5
Amortization of intangible assets	17	11	6	54.5

	$317	$299	$18	6.0%

The increase in amortization expense of intangible assets in 2012 is due to our focus on the growth and development of our business through acquisitions and other investments. The increase is primarily related to the amortization of customer lists, which were acquired through our acquisition of Oakleaf and through our acquisition of collection and recycling operations.

Restructuring

Beginning in July 2011, we took steps to streamline our organization as part of our cost savings programs. This reorganization eliminated over 700 employee positions throughout the Company, including approximately 300 open positions. Additionally, subsequent to our acquisition of Oakleaf, we incurred charges in connection with restructuring that organization.

During the year ended December 31, 2011, we recognized a total of $19 million of pre-tax restructuring charges, of which $18 million were related to employee severance and benefit costs associated with these restructuring efforts. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

During the three months ended March 31, 2012, we recognized additional employee severance and benefit restructuring charges, including $2 million associated with the reorganization of Oakleaf and $2 million associated with certain other actions taken by the Company in our Southern Group.

Income from Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three-month periods ended March 31 (dollars in millions):

	Three Months Ended March 31,		Period-to- Period Change
	2012	2011
Reportable segments:
Eastern	$131	$120	$11	9.2%
Midwest	153	129	24	18.6
Southern	193	192	1	0.5
Western	131	140	(9)	(6.4)
Wheelabrator	4	13	(9)	(69.2)
Other	(18)	(14)	(4)	28.6

	594	580	14	2.4
Corporate and Other	(193)	(153)	(40)	26.1

Total	$401	$427	$(26)	(6.1)%

Reportable Segments — The most significant items affecting the results of operations of our four geographic Groups during the three months ended March 31, 2012 as compared with the prior year period are summarized below:

•

revenue growth from yield on our base business and an improvement in volumes, particularly in our Midwest Group and, to a lesser extent, in our Eastern and Western Groups; however, our Southern Group experienced very little net benefit;

•	the accretive benefits of recent acquisitions, particularly in our Eastern Group;

•	higher maintenance and repair costs;

•	a decrease in recycling commodity prices; and

•

higher salaries and wages due to annual merit increases effective April 2011 for salaried and hourly employees. The increases during the first quarter of 2012 were offset, in large part, by the transfer of certain field customer service employees from our reportable segments to Corporate and Other.

Other significant items affecting the comparability of our Groups’ results of operations for the three months ended March 31, 2012 and 2011 are summarized below:

Eastern — The Eastern Group’s revenues and income from operations for the three months ended March 31, 2012 as compared with prior year were favorably affected by the growth of our oilfield services. These services, which focus principally on the hauling and disposal of drill cuttings and fluids and various well pad services, favorably affected both our landfill and collection lines of business.

Southern — During the first quarter of 2011, the Group’s results reflect a charge of $11 million related to a litigation reserve. The litigation reserve was the result of a court judgment issued in a litigation matter related to our Southern Group; however, due to the timing of the judgment, the reserve was recorded after the general ledgers of our operating segments for the year 2010 were closed. As a result, the charge was initially recorded and reported in “Other” and reflected in our consolidated operating measures in the fourth quarter of 2010. In the first quarter of 2011, the charge was reversed out of “Other” and recorded in the appropriate reportable segment.

Wheelabrator — The decrease in income from operations of our Wheelabrator Group for the three months ended March 31, 2012 was driven largely by (i) lower revenues due to the expiration of long-term contracts at our waste-to-energy facilities; (ii) lower energy pricing for our merchant facilities; and (iii) increased maintenance and repairs costs, primarily due to differences in the timing and scope of planned maintenance activities at our waste-to-energy facilities. These unfavorable items were offset in part by (i) the recognition in 2012 of prior period revenues relating to a power purchase agreement that went into effect in 2011, but did not receive regulatory approval until 2012, at which time we recognized revenue and (ii) additional expenses recognized in 2011 for litigation reserves and associated compliance costs. Approximately $4 million of the expenses for litigation reserves and associated costs were initially recorded and reported in “Other” during the fourth quarter of 2010 because events giving rise to the reserve occurred after the general ledgers of our operating segments were closed. In the first quarter of 2011, these expenses were reversed out of “Other” and recorded in the appropriate reportable segment.

Other — It is our policy to report adjustments that are recorded after the closing date of our reportable segment ledgers in “Other” when they are initially recorded. We then report these late adjustments in the appropriate reportable segment in the next reporting period, with a corresponding reversal out of “Other.” The unfavorable change in operating results is primarily driven by the reversal in 2011 of expense adjustments related to our reportable segments that were initially reported in “Other” in the fourth quarter of 2010. These expense adjustments were reported in the applicable reportable segment in the first quarter of 2011. The most significant adjustments reversed out of “Other” in the first quarter of 2011 were related to $15 million of additional expense for litigation reserves and associated costs in our Southern and Wheelabrator Groups. These unfavorable changes were partially offset by the favorable impact of late adjustments initially reported in “Other” during the first quarter of 2012 that will be reversed out of “Other” and reported in the appropriate reportable segments in the second quarter of 2012.

Corporate and Other — The increase in “Selling, general and administrative” expenses during 2012 is the result of cost increases attributable to (i) additional compensation expense due to transfers of certain field customer service employees to our Corporate sales organization, (ii) annual salary and wage increases, and (iii) headcount increases due to our sales and marketing initiatives and implementation of our cost saving programs. These increases were partially offset by a decrease in professional fees primarily due to consulting fees incurred during 2011 associated with the start-up phase of our cost savings programs.

Renewable Energy Operations

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

We are disclosing the following supplemental information related to the operating results of our renewable energy operations for the three months ended March 31, 2012 and 2011 (in millions) because we believe that it provides information related to the significance of our current renewable energy operations, the profitability of these operations and the costs we are incurring to develop these operations.

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	Wheelabrator	Landfill Gas- to-Energy(a)	Growth Opportunities(b)	Total	Wheelabrator	Landfill Gas- to-Energy(a)	Growth Opportunities(b)	Total
Operating revenues (including intercompany)	$207	$35	$—	$242	$210	$35	$—	$245

Costs and expenses:
Operating	163	16	1	180	156	14	—	170
Selling, general & administrative	23	1	1	25	25	1	1	27
Depreciation and amortization	17	5	—	22	16	8	—	24

	203	22	2	227	197	23	1	221

Income (loss) from operations	$4	$13	$(2)	$15	$13	$12	$(1)	$24

(a)	Our landfill gas-to-energy business focuses on generating a renewable energy source from the methane that is produced as waste decomposes. The operating results include the revenues and expenses of landfill gas-to-energy plants that we own and operate, as well as revenues generated from the sale of landfill gas to third-party owner/operators. The operating results of our landfill gas-to-energy business are included within our geographic reportable segments and “Other.”

(b)	Includes businesses and entities we have acquired or invested in through our Organic Growth Group’s business development efforts. These businesses include a landfill gas-to-LNG facility; landfill gas-to-diesel fuels technologies; organic waste streams-to-fuels technologies; and other engineered fuels technologies. The operating results of our Growth Opportunities are included within “Other” in our assessment of our income from operations by segment.

Interest Expense

Our interest expense was $122 million during the first quarter of 2012 compared with $121 million during the first quarter of 2011. Our interest expense has increased only slightly year-over-year in spite of a significant increase in our average debt balances. This is primarily attributable to interest expense reductions resulting from (i) a decrease in our weighted average borrowing rate that has been achieved by issuing new debt at much lower fixed interest rates than debt repaid upon scheduled maturities; and (ii) a decrease in the costs attributable to our revolving credit facility, which was amended and restated in May 2011.

Equity in Net Losses of Unconsolidated Entities

Our “Equity in net losses of unconsolidated entities” is primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 12 to the Condensed Consolidated Financial Statements for more information related to these investments.

Provision for Income Taxes

We recorded a provision for income taxes of $89 million during the first quarter of 2012, representing an effective income tax rate of 32.8%, compared with a provision for income taxes of $110 million during the first quarter of 2011, representing an effective income tax rate of 35.9%.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes by $7 million and $3 million, respectively, for the three months ended March 31, 2012 and 2011. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

Our acquisition of Oakleaf did not materially impact our provision for income taxes or the effective income tax rate for the three months ended March 31, 2012. We did receive, as a part of the acquisition, income tax attributes comprised primarily of federal and state net operating losses. These tax attributes, when realized, will not affect our overall provision for income taxes, they will have a favorable impact on our cash taxes, although we do not anticipate the impact to be material to our overall cash flow from operations.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $12 million and $10 million for the three months ended March 31, 2012 and 2011, respectively. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator Group. Refer to Note 12 to the Condensed Consolidated Financial Statements for information related to the consolidation of these variable interest entities.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of March 31, 2012 and December 31, 2011 (dollars in millions):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$189	$258

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$124	$123
Tax-exempt bond funds	1	14
Other	15	15

Total restricted trust and escrow accounts	$140	$152

Debt:
Current portion	$860	$631
Long-term portion	8,989	9,125

Total debt	$9,849	$9,756

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$97	$102

As of March 31, 2012, we had $1,005 million of debt maturing within the next twelve months, including $300 million of borrowings outstanding under the revolving credit facility, U.S. $115 million of advances outstanding under our Canadian credit facility, $400 million of 6.375% senior notes that mature in November 2012 and $134 million of tax-exempt bonds. We have classified $145 million of these borrowings as long-term as of March 31, 2012 based on our intent and ability to refinance these borrowings on a long-term basis. We also had $429 million of fixed-rate tax-exempt borrowings subject to repricing within the next twelve months, which were classified as long-term based on our intent and ability to fund any failed remarketings with available capacity under our revolving credit facility.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three-month periods ended March 31 (in millions):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$475	$600

Net cash used in investing activities	$(503)	$(462)

Net cash used in financing activities	$(42)	$(3)

Net Cash Provided by Operating Activities — We generated $475 million of cash flows from operating activities during the three-month period ended March 31, 2012, compared with $600 million during the three-month period ended March 31, 2011. The year-over-year decrease was primarily driven by changes in our working capital accounts, particularly changes in our accounts payable and accrued liabilities, which are affected by both cost changes and timing of payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three-month periods ended March 31, 2012 and 2011 are summarized below:

•

Capital expenditures — We used $379 million during the first quarter of 2012 for capital expenditures compared with $316 million in the first quarter of 2011, an increase of $63 million. The increase in capital expenditures in 2012 is a result of our increased spending on fueling infrastructure and growth initiatives. The comparison was also affected by timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $244 million of our fourth quarter 2011 spending was paid in cash in the first quarter of 2012 compared with approximately $206 million of our fourth quarter 2010 spending that was paid in the first quarter of 2011.

•

Acquisitions — Our spending on acquisitions was $129 million in the first quarter of 2012 compared with $99 million in the first quarter of 2011. In 2012, our acquisitions consisted primarily of interests in oil and gas producing properties through two transactions, for which we paid $94 million. The remainder of our 2012 acquisitions related to collection and recycling operations. In 2011, our acquisitions consisted primarily of collection and recycling operations.

•

Investments in unconsolidated entities — We made $13 million and $55 million of cash investments in unconsolidated entities during the first quarters of 2012 and 2011, respectively. The investments in 2012 were primarily related to furthering our goal of growth into new markets, while the investments made in 2011 were primarily related to a $48 million payment made to acquire a noncontrolling interest in a limited liability company that provides us with tax credits.

Net Cash Used in Financing Activities — During the first quarter of 2012, net cash used in financing activities was $42 million, compared with $3 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the three month periods ended March 31, 2012 and 2011 are summarized below:

•	Debt borrowings and repayments — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Three Months Ended March 31,
	2012	2011
Borrowings:
Revolving credit facility	$150	$—
Canadian credit facility	116	—
Senior notes	—	396
Capital leases and other debt	21	—

	$287	$396

Repayments:
Canadian credit facility	$(141)	$—
Senior notes	—	(147)
Tax exempt project bonds	(35)	—
Capital leases and other debt	(29)	(11)

	$(205)	$(158)

Net borrowings	$82	$238

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Dividend payments and share repurchases — We paid $164 million in cash dividends in the first quarter of 2012 compared with $162 million in the first quarter of 2011. The increase in dividend payments is due to our quarterly per share dividends declared increasing from $0.34 in 2011 to $0.355 in 2012, partially offset by a reduction in the number of our outstanding shares as a result of our share repurchase program in 2011.

We repurchased 1.8 million shares of our common stock for $68 million during the first quarter of 2011, of which approximately $5 million was paid in April 2011. There were no share repurchases during the first quarter of 2012.

•

Other — During the three months ended March 31, 2012 and 2011, the use of cash was driven by changes in our accrued liabilities for checks written in excess of related cash balances due to the timing of cash deposits or payments.

Liquidity Impacts of Income Tax Items

Recent Legislation — The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, signed into law on December 17, 2010, included an extension of the bonus depreciation allowance through the end of 2012 and increased the amount of qualifying capital expenditures that can be depreciated immediately from 50% to 100%. The 100% depreciation deduction applied to qualifying property placed in service from September 8, 2010 through December 31, 2011. The depreciation deduction for qualifying property placed in service in 2012 has been reduced to 50%. The acceleration of deductions on capital expenditures resulting from the bonus depreciation provisions has no impact on our effective tax rates, but reduces our cash taxes in the periods in which the deductions are taken.

Subject to the finalization of our 2011 income tax return, we estimate that the acceleration of depreciation deductions related to qualifying property additions in 2011 decreased our full year 2011 cash taxes by approximately $190 million and, based on our current forecast of 2012 capital expenditures, we estimate a reduction in our full year 2012 cash taxes of approximately $90 million related to qualifying property additions in 2012. However, taking accelerated deductions results in increased cash taxes in subsequent periods when the accelerated deductions for these capital expenditures would have otherwise been taken. On a net basis, after taking into account the effect of all applicable years’ bonus depreciation programs, we estimate that our full year 2011 cash taxes benefitted by approximately $139 million and that the deductions taken in previous years from acceleration programs will more than offset the $90 million benefit expected to be received from accelerated depreciation deductions in 2012.

Uncertain Tax Positions — We have liabilities associated with unrecognized tax positions and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that approximately $7 million of liabilities for uncertain tax positions, including accrued interest, and $2 million of related deferred tax assets may be reversed within the next twelve months. The anticipated reversals are related to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 12 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2012, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Inflation

While inflationary increases in costs, including the cost of diesel fuel, have affected our operating margins in recent years, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, a portion of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of March 31, 2012, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls over Financial Reporting

Management, together with our principal executive and financial officers, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

Information regarding our legal proceedings can be found under the “Environmental Matters” and “Litigation” sections of Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 in response to Item 1A to Part I of Form 10-K.

Item 4.	Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6.	Exhibits.

Exhibit No.		Description
10.1	—	Form of 2012 PSU Award Agreement with ROIC Performance Measure [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2012].
10.2	—	Form of 2012 PSU Award Agreement with TSR Performance Measure [incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 14, 2012].
10.3	—	Form of 2012 Stock Option Award Agreement [incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 14, 2012].
31.1	—	Certification Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.
31.2	—	Certification Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended, of Steven C. Preston, Executive Vice President — Finance, Recycling and Energy Services.
32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.
32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Steven C. Preston, Executive Vice President — Finance, Recycling and Energy Services.
95	—	Mine Safety Disclosures.
101.INS	—	XBRL Instance Document.
101.SCH	—	XBRL Taxonomy Extension Schema Document.
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 26, 2012