Form 10-Q
period 2012-06-30
WASTE MANAGEMENT INC
filed 2012-07-26
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 20, 2012 was 463,557,830 (excluding treasury shares of 166,724,631).

PART I.

Item	1. Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$237	$258
Accounts receivable, net of allowance for doubtful accounts of $34 and $29, respectively	1,694	1,631
Other receivables	137	144
Parts and supplies	147	153
Deferred income taxes	73	78
Other assets	166	115

Total current assets	2,454	2,379
Property and equipment, net of accumulated depreciation and amortization of $15,735 and $15,308 respectively	12,360	12,242
Goodwill	6,237	6,215
Other intangible assets, net	416	457
Investments in unconsolidated entities	656	637
Other assets	568	639

Total assets	$22,691	$22,569

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$720	$838
Accrued liabilities	1,145	1,129
Deferred revenues	469	470
Current portion of long-term debt	853	631

Total current liabilities	3,187	3,068
Long-term debt, less current portion	8,973	9,125
Deferred income taxes	1,879	1,884
Landfill and environmental remediation liabilities	1,437	1,404
Other liabilities	728	698

Total liabilities	16,204	16,179

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,540	4,561
Retained earnings	6,771	6,721
Accumulated other comprehensive income	163	172
Treasury stock at cost, 167,283,574 and 169,749,709 shares, respectively	(5,312)	(5,390)

Total Waste Management, Inc. stockholders’ equity	6,168	6,070
Noncontrolling interests	319	320

Total equity	6,487	6,390

Total liabilities and equity	$22,691	$22,569

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$3,459	$3,347	$6,754	$6,450

Costs and expenses:
Operating	2,260	2,140	4,426	4,135
Selling, general and administrative	374	382	781	764
Depreciation and amortization	323	319	640	618
Restructuring	3	—	7	—
(Income) expense from divestitures, asset impairments and unusual items	33	—	33	—

	2,993	2,841	5,887	5,517

Income from operations	466	506	867	933

Other income (expense):
Interest expense	(121)	(119)	(243)	(240)
Interest income	1	2	2	5
Equity in net losses of unconsolidated entities	(11)	(9)	(18)	(13)
Other, net	(1)	1	(2)	2

	(132)	(125)	(261)	(246)

Income before income taxes	334	381	606	687
Provision for income taxes	115	131	204	241

Consolidated net income	219	250	402	446
Less: Net income attributable to noncontrolling interests	11	13	23	23

Net income attributable to Waste Management, Inc.	$208	$237	$379	$423

Basic earnings per common share	$0.45	$0.50	$0.82	$0.89

Diluted earnings per common share	$0.45	$0.50	$0.82	$0.89

Cash dividends declared per common share	$0.355	$0.34	$0.71	$0.68

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net income	$219	$250	$402	$446

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on derivative instruments:
Unrealized losses, resulting from changes in fair value, net of tax benefit of $(10), $(5), $(8) and $(8), respectively	(16)	(8)	(12)	(13)
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $(2), $1, $0 and $6, respectively	(4)	1	—	9

	(20)	(7)	(12)	(4)
Unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $0, $0, $1 and $(1), respectively	(1)	1	1	(1)
Foreign currency translation adjustments	(22)	8	2	36
Change in funded status of post-retirement benefit obligation, net of tax benefit of $0, $0, $0 and $(1), respectively	—	—	—	(2)

Other comprehensive income (loss), net of taxes	(43)	2	(9)	29

Comprehensive income	176	252	393	475
Less: Comprehensive income attributable to noncontrolling interests	11	13	23	23

Comprehensive income attributable to Waste Management, Inc.	$165	$239	$370	$452

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Consolidated net income	$402	$446
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	640	618
Deferred income tax provision	8	39
Interest accretion on landfill liabilities	41	41
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	1	3
Provision for bad debts	26	15
Equity-based compensation expense	15	27
Excess tax benefits associated with equity-based transactions	(9)	(7)
Net gain on disposal of assets	(7)	(8)
Effect of (income) expense from divestitures, asset impairments and unusual items	33	—
Equity in net losses of unconsolidated entities, net of dividends	18	13
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(72)	(115)
Other current assets	(26)	(18)
Other assets	92	31
Accounts payable and accrued liabilities	5	25
Deferred revenues and other liabilities	(23)	(32)

Net cash provided by operating activities	1,144	1,078

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(154)	(157)
Capital expenditures	(730)	(596)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	20	13
Net receipts from restricted trust and escrow accounts	17	7
Investments in unconsolidated entities	(40)	(91)
Other	(16)	—

Net cash used in investing activities	(903)	(824)

Cash flows from financing activities:
New borrowings	312	404
Debt repayments	(271)	(314)
Common stock repurchases	—	(168)
Cash dividends	(329)	(323)
Exercise of common stock options	31	35
Excess tax benefits associated with equity-based transactions	9	7
Distributions paid to noncontrolling interests	(23)	(22)
Other	9	(44)

Net cash used in financing activities	(262)	(425)

Effect of exchange rate changes on cash and cash equivalents	—	3

Decrease in cash and cash equivalents	(21)	(168)
Cash and cash equivalents at beginning of period	258	539

Cash and cash equivalents at end of period	$237	$371

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
	Total	Shares	Amounts				Shares	Amounts
Balance, December 31, 2011	$6,390	630,282	$6	$4,561	$6,721	$172	(169,750)	$(5,390)	$320
Consolidated net income	402	—	—	—	379	—	—	—	23
Other comprehensive income, net of taxes	(9)	—	—	—	—	(9)	—	—	—
Cash dividends declared	(329)	—	—	—	(329)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	56	—	—	(22)	—	—	2,463	78	—
Distributions paid to noncontrolling interests	(23)	—	—	—	—	—	—	—	(23)
Other	—	—	—	1	—	—	3	—	(1)

Balance, June 30, 2012	$6,487	630,282	$6	$4,540	$6,771	$163	(167,284)	$(5,312)	$319

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; Waste Management’s wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management or its subsidiaries are the primary beneficiary as described in Note 13. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

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

The Condensed Consolidated Financial Statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2012			December 31, 2011
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$119	$37	$156	$123	$38	$161
Long-term	1,210	227	1,437	1,169	235	1,404

	$1,329	$264	$1,593	$1,292	$273	$1,565

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2011 and the six months ended June 30, 2012 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2010	$1,266	$284
Obligations incurred and capitalized	49	—
Obligations settled	(80)	(37)
Interest accretion	84	6
Revisions in cost estimates and interest rate assumptions	(30)	23
Acquisitions, divestitures and other adjustments	3	(3)

December 31, 2011	1,292	273
Obligations incurred and capitalized	28	—
Obligations settled	(31)	(14)
Interest accretion	41	2
Revisions in cost estimates and interest rate assumptions	1	3
Acquisitions, divestitures and other adjustments	(2)	—

June 30, 2012	$1,329	$264

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 13 for additional information related to these trusts.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2012:

	June 30, 2012	December 31, 2011
Revolving credit facility (weighted average interest rate of 1.4% at June 30, 2012 and 1.5% at December 31, 2011)	$300	$150
Letter of credit facilities	—	—
Canadian credit facility (weighted average effective interest rate of 2.0% at June 30, 2012 and 1.8% at December 31, 2011)	112	137
Senior notes and debentures, maturing through 2039, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 6.0% at June 30, 2012 and December 31, 2011)	6,220	6,228
Tax-exempt bonds maturing through 2041, fixed and variable interest rates ranging from 0.2% to 7.4% (weighted average interest rate of 2.9% at June 30, 2012 and 3.1% at December 31, 2011)	2,722	2,771
Tax-exempt project bonds, maturing through 2029, fixed and variable interest rates ranging from 0.2% to 3.4% (weighted average interest rate of 1.4% at June 30, 2012 and 1.3% at December 31, 2011 )	86	86
Capital leases and other, maturing through 2055, interest rates up to 12%	386	384

	9,826	9,756
Current portion of long-term debt	853	631

	$8,973	$9,125

Debt Classification

As of June 30, 2012, we had $1,004 million of debt maturing within the next twelve months, including $300 million of borrowings outstanding under the revolving credit facility, U.S. $112 million of advances outstanding under our Canadian credit facility, $400 million of 6.375% senior notes that mature in November 2012 and $143 million of tax-exempt bonds. We have classified $151 million of these borrowings as long-term as of June 30, 2012 based on our intent and ability to refinance these borrowings on a long-term basis. We also had $550 million of tax-exempt borrowings subject to repricing within the next twelve months, which were classified as long-term based on our intent and ability to fund any failed remarketings with available capacity under our revolving credit facility.

Revolving Credit and Letter of Credit Facilities

As of June 30, 2012, we had an aggregate committed capacity of $2.5 billion for letters of credit under various credit facilities. Our $2.0 billion revolving credit facility expires in May 2016 and is our primary source of letter of credit capacity. Our remaining letter of credit capacity is provided under facilities with terms that extend from June 2013 to June 2015. As of June 30, 2012, we had an aggregate of $1.5 billion of letters of credit outstanding under various credit facilities. Approximately $1.0 billion of these letters of credit have been issued under our revolving credit facility.

Debt Borrowings and Repayments

The significant changes in our debt balances from December 31, 2011 to June 30, 2012 are related to the following:

Revolving credit facility — During the six months ended June 30, 2012, we incurred net borrowings of $150 million under our revolving credit facility for general corporate purposes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian credit facility — We repaid $27 million of net advances under our Canadian credit facility during the six months ended June 30, 2012.

Tax-exempt bonds — During the six months ended June 30, 2012, we repaid $66 million of our tax-exempt bonds with available cash upon their scheduled maturities. In addition, we issued $43 million of new tax-exempt bonds, of which $25 million was used to repay tax-exempt bonds that matured in May 2012. The remaining $18 million of tax-exempt bond proceeds was held in a trust account as of June 30, 2012 and was used to repay tax-exempt debt maturing in July 2012.

4.    Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2012	December 31, 2011
Electricity commodity contracts	Current other assets	$3	$5
Interest rate contracts	Long-term other assets	—	73

Total derivative assets		$3	$78

Interest rate contracts	Current accrued liabilities	$55	$42
Electricity commodity contracts	Current accrued liabilities	1	—
Interest rate contracts	Long-term accrued liabilities	44	32
Foreign exchange contracts	Long-term accrued liabilities	1	2

Total derivative liabilities		$101	$76

We have not offset fair value amounts recognized for our derivative instruments. For information related to the inputs used to measure our derivative assets and liabilities at fair value, refer to Note 12.

Interest Rate Derivatives

Interest Rate Swaps

We have used interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of June 30, 2012 and December 31, 2011, we had approximately $6.1 billion in fixed-rate senior notes outstanding. As of December 31, 2011, the interest payments on $1 billion, or 16%, of these senior notes were swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates. In April 2012, we elected to terminate our interest rate swaps and, upon termination, we received $76 million in cash for their fair value plus accrued interest receivable. The terminated interest rate swaps were associated with senior notes that are scheduled to mature from November 2012 to March 2018. The associated fair value adjustments to long-term debt will be amortized as a reduction to interest expense over the remaining terms of the underlying debt using the effective interest method. The cash proceeds received from our termination of the swaps have been classified as a change in “Other assets” within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

We designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $93 million as of June 30, 2012 and $102 million as of December 31, 2011. Gains or losses on the derivatives as well as the offsetting losses or gains on the hedged items attributable to our interest rate swaps are recognized in current earnings. We include gains and losses on our interest rate swaps as adjustments to interest expense, which is the same financial statement line item where offsetting gains and losses on the related hedged items are recorded.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value adjustments from interest rate swaps and the underlying hedged items on our results of operations (in millions):

Three Months Ended June 30,	Statement of Operations Classification	Gain (Loss) on Swap	Gain (Loss) on Fixed-Rate Debt
2012	Interest expense	$2	$(2)
2011	Interest expense	$18	$(18)

Six Months Ended June 30,	Statement of Operations Classification	Gain (Loss) on Swap	Gain (Loss) on Fixed-Rate Debt
2012	Interest expense	$(1)	$1
2011	Interest expense	$12	$(12)

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

	Three Months Ended June 30,		Six Months Ended June 30,
Decrease to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	2012	2011	2012	2011
Periodic settlements of active swap agreements(a)	$2	$6	$7	$11
Terminated swap agreements(b)	7	3	9	6

	$9	$9	$16	$17

(a)

These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations are based on a spread from the three-month LIBOR.

(b)	The amortization to interest expense of terminated swap agreements has increased due to our election to terminate our interest rate swap portfolio with a notional amount of $1 billion in April 2012.

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

During the first quarter of 2011, $150 million of these forward-starting interest rate swaps were terminated contemporaneously with the actual issuance of senior notes in February 2011, and we paid cash of $9 million to settle the liability related to these swap agreements. The ineffectiveness recognized upon termination of the hedges was immaterial and the related deferred loss continues to be recognized as a component of “Accumulated other comprehensive income.” The deferred loss is being amortized as an increase to interest expense over the ten-year life of the senior notes issued in February 2011 using the effective interest method. The incremental interest expense associated with these forward-starting interest rate swaps was immaterial during the three and six months ended June 30, 2012 and 2011 and is expected to be immaterial over the next twelve months.

The forward-starting interest rate swaps outstanding as of June 30, 2012 relate to anticipated debt issuances in November 2012 and March 2014. As of June 30, 2012, the fair value of these active interest rate derivatives was comprised of $55 million of current liabilities and $44 million of long-term liabilities compared with $42 million of current liabilities and $32 million of long-term liabilities as of December 31, 2011.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognized pre-tax and after-tax losses of $30 million and $18 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended June 30, 2012 and $25 million and $15 million, respectively, during the six months ended June 30, 2012. We recognized pre-tax and after-tax losses of $11 million and $7 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended June 30, 2011 and $7 million and $5 million, respectively, during the six months ended June 30, 2011. There was no significant ineffectiveness associated with these hedges during the three and six months ended June 30, 2012 or 2011.

Treasury Rate Locks

In prior years, we used Treasury rate locks to secure underlying interest rates in anticipation of senior note issuances. These cash flow hedging agreements resulted in deferred losses, net of taxes, of $10 million at June 30, 2012 and $12 million at December 31, 2011, which are included in “Accumulated other comprehensive income.” These deferred losses are reclassified as an increase to interest expense over the life of the related senior note issuances, which extend through 2032. Pre-tax and after-tax amounts of $2 million and $1 million, respectively, for the three-month periods ended June 30, 2012 and 2011, and pre-tax and after-tax amounts of $4 million and $2 million, respectively, for the six-month periods ended June 30, 2012 and 2011, were reclassified out of accumulated other comprehensive income and into interest expense. As of June 30, 2012, $4 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

Credit-Risk-Related Contingent Features

Our interest rate derivative instruments have in the past and may in the future contain provisions related to the Company’s credit rating. These provisions generally provide that if the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of June 30, 2012, we did not have any interest rate derivatives outstanding that contained these credit-risk related provisions.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Waste Management Holdings, Inc., a wholly-owned subsidiary (“WM Holdings”), and its Canadian subsidiaries. As of June 30, 2012, we had foreign currency forward contracts outstanding for all of the anticipated cash flows associated with a debt arrangement between these wholly-owned subsidiaries. The hedged cash flows as of June 30, 2012 include C$370 million of principal, which is scheduled for payment on October 31, 2013, and scheduled interest payments of C$11 million on November 30, 2012 and C$10 million on October 31, 2013. We designated the forward contracts as cash flow hedges.

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

Three Months Ended June 30,	Derivative Gain or (Loss) Recognized in OCI (Effective Portion)	Statement of Operations Classification	Derivative Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
2012	$6	Other income (expense)	$6
2011	$(3)	Other income (expense)	$(2)

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30,	Derivative Gain or (Loss) Recognized in OCI (Effective Portion)	Statement of Operations Classification	Derivative Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
2012	$1	Other income (expense)	$(3)
2011	$(14)	Other income (expense)	$(12)

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. Adjustments to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges resulted in the recognition of after-tax gains of $4 million and less than $1 million during the three and six months ended June 30, 2012, respectively, and after-tax losses of $2 million and $8 million during the three and six months ended June 30, 2011, respectively. After-tax adjustments for the reclassification of gains (losses) from accumulated other comprehensive income into income were $4 million and $(2) million during the three and six months ended June 30, 2012, respectively. After-tax adjustments for the reclassification of losses from accumulated other comprehensive income into income were $1 million and $7 million during the three and six months ended June 30, 2011, respectively. Ineffectiveness has been included in other income and expense during each of the reported periods. There was no significant ineffectiveness associated with these hedges during the three and six months ended June 30, 2012 or 2011.

Electricity Commodity Derivatives

We use short-term “receive fixed, pay variable” electricity commodity swaps to reduce the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 1.55 million megawatt hours, or approximately 50%, of our Wheelabrator Group’s full year 2011 merchant electricity sales, and the swaps executed through June 30, 2012 are expected to hedge about 628,800 megawatt hours, or 19%, of the Wheelabrator Group’s full year 2012 merchant electricity sales. For the three- month periods ended June 30, 2012 and 2011, we hedged 16% and 49%, respectively, of our merchant electricity sales. For the six-month periods ended June 30, 2012 and 2011, we hedged 24% and 51%, respectively, of our merchant electricity sales.

We recognized pre-tax and after-tax losses of $2 million in other comprehensive income for changes in the fair value of our electricity commodity derivatives during the three months ended June 30, 2012 and pre-tax and after-tax gains of $4 million and $3 million, respectively, for the six months ended June 30, 2012. We recognized pre-tax and after-tax adjustments of $2 million and $1 million, respectively, for the reclassification of gains from accumulated other comprehensive income into income as a component of “Operating revenues” during the three months ended June 30, 2012 and $7 million and $4 million, respectively, for the six months ended June 30, 2012. All financial statement impacts associated with these derivatives were immaterial for the three and six months ended June 30, 2011. There was no significant ineffectiveness associated with these cash flow hedges during the three and six months periods ended June 30, 2012 or 2011.

5.    Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2012 was 34.3% and 33.6%, respectively, compared with 34.5% and 35.1% for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2012 was primarily due to the favorable impact of federal and state tax credits and audit settlements, offset in part by the unfavorable impact of state and local income taxes and a Canadian provincial tax rate increase. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2011 were primarily due to the favorable impact of federal tax credits offset by the unfavorable impact of state and local income taxes.

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

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results and other reductions in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. During the three and six months ended June 30, 2012, we recognized $1 million and $2 million of net losses resulting from our share of the entity’s operating losses and $2 million during both the three and six months ended June 30, 2011. Our tax provision for the three and six months ended June 30, 2012 was reduced by $5 million and $8 million, respectively, primarily as a result of tax credits realized from this investment and by $4 million and $7 million for the three and six months ended June 30, 2011, respectively. See Note 13 for additional information related to this investment.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting. We recognize our share of the entity’s results and reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the three and six months ended June 30, 2012, we recognized $6 million and $12 million of losses relating to our equity investment in this entity, $2 million and $3 million of interest expense, and a reduction in our tax provision of $9 million (including $6 million of tax credits) and $16 million (including $10 million of tax credits), respectively. During the three and six months ended June 30, 2011, we recognized $6 million and $12 million of losses relating to our equity investment in this entity, $2 million and $4 million of interest expense, and a reduction in our tax provision of $11 million (including $7 million of tax credits) and $18 million (including $11 million of tax credits), respectively. See Note 13 for additional information related to this investment.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Number of common shares outstanding at end of period	463.0	472.3	463.0	472.3
Effect of using weighted average common shares outstanding	0.4	1.9	(0.1)	2.6

Weighted average basic common shares outstanding	463.4	474.2	462.9	474.9
Dilutive effect of equity-based compensation awards and other contingently issuable shares	0.6	1.8	0.8	2.1

Weighted average diluted common shares outstanding	464.0	476.0	463.7	477.0

Potentially issuable shares	17.1	17.3	17.1	17.3
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	8.3	6.1	8.2	6.1

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties in the ordinary course of business for both consolidated and unconsolidated entities. Guarantee agreements outstanding as of June 30, 2012 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $20 million; and (ii) agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 20 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing, and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $150 million higher than the $264 million recorded in the Condensed Consolidated Financial Statements as of June 30, 2012. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of June 30, 2012, we had been notified that we are a PRP in connection with 80 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 80 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other 64 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On November 16, 2011, the Regional Water Quality Control Board for the San Francisco Bay Region (the “Water Board”) issued an Administrative Civil Liability (“ACL”) Complaint to Guadalupe Rubbish Disposal Company, Inc. (“GRDC”), an indirect wholly-owned subsidiary of WM. The ACL Complaint seeks penalties for alleged violations of California’s water pollution statutes and GRDC’s stormwater permit relating to handling of landfill gas condensate from an on-site landfill gas-to-energy facility owned and operated by a third party. GRDC and the Water Board have agreed to a settlement under which GRDC would pay a penalty of $167,285 upon final approval by the Water Board. The third party operator has agreed to fully reimburse GRDC for the penalty amount.

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

On April 20, 2012, the Pennsylvania Department of Environmental Protection (“PADEP”) transmitted a proposed Consent Order and Agreement to Waste Management of Pennsylvania, Inc., an indirect wholly-owned subsidiary of WM, for alleged violations of Pennsylvania solid waste regulations, including certain operations failures, at the Northwest Sanitary Landfill. PADEP has indicated that it is seeking penalties and corrective action.

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

During the second quarter of 2010, the Court dismissed certain claims against individual defendants, including all claims against each of the current members of our Board of Directors. Previously, plaintiffs dismissed all claims related to the settlement of the securities class action against WM that was settled in 2002, and the court certified a limited class of participants who may bring claims on behalf of the plan, but not individually. During the third quarter of 2011, the Court ruled in favor of WM and two former employees dismissing all claims brought by the plaintiffs related to the decision to offer WM stock as an investment option within the plan. The Court still has under consideration additional motions that, if granted, would resolve the few remaining claims against WM and its Committees. However, we currently estimate any impact on the Company’s results of operations as a result of any liability to the plaintiffs incurred as a result of this matter will be less than $1 million, and we do not believe the outcome of this matter could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

In October 2011 and January 2012, we were named as a defendant in a purported class action in the Circuit Court of Sarasota County, Florida and the Circuit Court of Lawrence County Alabama, respectively. These cases primarily pertain to our fuel and environmental charges, generally alleging that such charges were not properly disclosed, were unfair and were contrary to the customer service contracts. The law firm that filed these lawsuits had filed, in 2008, a purported class action against subsidiaries of WM in Bullock County, Alabama, making similar allegations. The prior Alabama suit was removed to federal court, where the federal court ultimately dismissed the plaintiffs’ national class action claims. The plaintiffs then elected to dismiss the case without prejudice. We will vigorously defend against these pending lawsuits. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss cannot currently be estimated.

From time to time, we are also named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of having owned, operated or transported waste to a disposal facility that is alleged to have contaminated the environment or, in certain cases, on the basis of having conducted environmental remediation activities at sites. Some of the lawsuits may seek to have us pay the costs of monitoring of allegedly affected sites and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is proven. While we believe we have meritorious defenses to these lawsuits, the ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs’ circumstances, and the potential contribution or indemnification obligations of co-defendants or other third

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parties, among other factors. Additionally, we often enter into contractual arrangements with landowners imposing obligations on us to meet certain regulatory or contractual conditions upon site closure or upon termination of the agreements. Compliance with these arrangements is inherently subject to subjective determinations and may result in disputes, including litigation.

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

One of the most significant multiemployer pension plans in which we have participated is the Central States Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”). The Central States Pension Plan is in “critical status” as defined by the Pension Protection Act of 2006. Since 2008, certain of our affiliates have bargained to remove covered employees from the Central States Pension Plan, resulting in a series of withdrawals. In October 2011, employees at the last of our affiliates with active participants in the Central States Pension Plan voted to decertify the union that represented them, withdrawing themselves from the Central States Pension Plan.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2011 and 2012 and expect these audits to be completed within the next six and 18 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. We have finalized audits in Canada through the 2005 tax year and are not currently under audit for any subsequent tax years in Canada. On July 28, 2011, we acquired Oakleaf, which is subject to IRS examinations for years dating back to 2008 and state income tax examinations for years dating back to 2002. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

8.    Segment and Related Information

We currently manage and evaluate our operations primarily through our Eastern, Midwest, Southern, Western and Wheelabrator Groups. These five Groups are presented below as our reportable segments. Our four geographic operating Groups provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We serve residential, commercial, industrial, and municipal customers throughout North America. In addition, the Oakleaf operations we acquired on July 28, 2011 represent a separate operating segment; however, they do not meet the criteria to be presented as a separate reportable segment. The operations not managed through our five operating Groups, including the Oakleaf operations, are presented herein as “Other.” See Note 9 for additional information related to our acquisition of Oakleaf.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three and six months ended June 30 is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
June 30, 2012
Eastern	$780	$(148)	$632	$143
Midwest	822	(136)	686	176
Southern	865	(131)	734	194
Western	836	(126)	710	145
Wheelabrator	206	(32)	174	15
Other	543	(20)	523	(54)

	4,052	(593)	3,459	619
Corporate and Other	—	—	—	(153)

Total	$4,052	$(593)	$3,459	$466

June 30, 2011
Eastern	$800	$(136)	$664	$141
Midwest	828	(126)	702	156
Southern	862	(105)	757	193
Western	825	(114)	711	142
Wheelabrator	226	(30)	196	42
Other	330	(13)	317	(21)

	3,871	(524)	3,347	653
Corporate and Other	—	—	—	(147)

Total	$3,871	$(524)	$3,347	$506

Six Months Ended:
June 30, 2012
Eastern	$1,516	$(276)	$1,240	$274
Midwest	1,579	(247)	1,332	329
Southern	1,713	(246)	1,467	387
Western	1,632	(238)	1,394	276
Wheelabrator	413	(62)	351	19
Other	1,012	(42)	970	(72)

	7,865	(1,111)	6,754	1,213
Corporate and Other	—	—	—	(346)

Total	$7,865	$(1,111)	$6,754	$867

June 30, 2011
Eastern	$1,504	$(248)	$1,256	$261
Midwest	1,556	(232)	1,324	285
Southern	1,700	(203)	1,497	385
Western	1,615	(222)	1,393	282
Wheelabrator	436	(61)	375	55
Other	623	(18)	605	(35)

	7,434	(984)	6,450	1,233
Corporate and Other	—	—	—	(300)

Total	$7,434	$(984)	$6,450	$933

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

9.    Acquisitions

Oakleaf — On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf. Oakleaf provides outsourced waste and recycling services principally through a nationwide network of third-party haulers. The operations we acquired generated approximately $580 million in revenues in 2010. We acquired Oakleaf to advance our growth and transformation strategies and increase our national accounts customer base while enhancing our ability to provide comprehensive environmental solutions. For the year ended December 31, 2011, we incurred $1 million of acquisition-related costs, which were classified as “Selling, general and administrative” expenses. For the three- and six-month periods ended June 30, 2012, Oakleaf recognized revenues of $147 million and $295 million, respectively, and net losses of $4 million for each period. These amounts are included in our Condensed Consolidated Statement of Operations.

The following table shows adjustments since December 31, 2011 to the preliminary allocation of the purchase price of Oakleaf to the assets acquired and liabilities assumed based on their estimated fair value (in millions):

	December 31, 2011	Adjustments	June 30, 2012
Accounts and other receivables	$70	$1	$71
Other current assets	28	—	28
Property and equipment	72	(2)	70
Goodwill	327	1	328
Other intangible assets	87	—	87
Accounts payable	(82)	—	(82)
Accrued liabilities	(48)	—	(48)
Deferred income taxes, net	(10)	1	(9)
Other liabilities	(12)	(1)	(13)

Total purchase price	$432	$—	$432

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation, which is still preliminary and may change, will be finalized in the third quarter of 2012. The following table presents the preliminary allocation of the purchase price to other intangible assets (amounts in millions, except for amortization periods):

	Amount	Weighted Average Amortization Periods (In Years)
Customer relationships	$74	10.0
Vendor relationships	4	10.0
Trademarks	9	15.0

	$87	10.5

Goodwill of $328 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is a result of expected synergies from combining the Company’s operations with Oakleaf’s national accounts customer base and vendor network. The vendor-hauler network expands our partnership with third-party service providers. In many cases we can provide vendor-haulers with opportunities to maintain and increase their business by utilizing our extensive post-collection network. We believe this will generate significant benefits for the Company and for the vendor-haulers. Based on our preliminary valuation, goodwill has been assigned to our four geographic Groups as they are expected to benefit from the synergies of the combination. Goodwill related to this acquisition is not deductible for income tax purposes.

The following pro forma consolidated results of operations for the three and six months ended June 30, 2011 have been prepared as if the acquisition of Oakleaf occurred at January 1, 2011 (in millions, except per share amounts):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Operating revenues	$3,488	$6,721
Net income attributable to Waste Management, Inc. .	235	417
Basic earnings per common share	0.49	0.88
Diluted earnings per common share	0.49	0.87

Other — During the first half of 2012, we paid $94 million for interests in oil and gas producing properties through two transactions. The purchase price was allocated primarily to “Property and equipment.” Additionally, during the six months ended June 30, 2012 we acquired 16 other businesses related to our collection and recycling operations.

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

During the first half of 2012, we recognized additional employee severance and benefit restructuring charges of $7 million, including $3 million associated with the reorganization of Oakleaf and additional amounts associated with certain other actions taken by the Company primarily in our Southern Group.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through June 30, 2012, we have paid approximately $17 million of the employee severance and benefit costs incurred as a result of these restructuring efforts.

11.    (Income) Expense from Divestitures, Asset Impairments and Unusual Items

During the second quarter of 2012, we recognized impairment charges of $34 million, relating primarily to two facilities in our medical waste services business as a result of projected operating losses at each of these facilities. We wrote down the carrying values of the facilities’ operating permits and property, plant and equipment to their estimated fair values. Our medical waste services business is included in our “Other” operations in Note 8.

In addition, the negative effect on our revenues of the continued deterioration of electricity commodity prices, coupled with our continued increased exposure to market prices as a result of the expiration of several long-term, fixed-rate electricity commodity contracts at our waste-to-energy and independent power facilities, and the expiration of several long-term disposal contracts at above-market rates indicated that the fair value of our Wheelabrator Group could potentially be less than its carrying amount. As a result, in the second quarter of 2012, we performed an interim impairment analysis of our Wheelabrator Group’s goodwill balance, which was $788 million as of June 30, 2012.

We performed an interim quantitative assessment using both an income and a market approach, which indicated that the estimated fair value of our Wheelabrator Group exceeded its carrying value; however, the amount by which the fair value exceeded the carrying value declined significantly from the most recent annual impairment test performed at October 1, 2011. At that time, our Wheelabrator Group’s estimated fair value exceeded its carrying value by approximately 30%, as compared with slightly greater than 10% as of the interim impairment test performed this quarter. If market prices for electricity worsen or do not recover as we have projected, if our disposal rates continue to decline, or if our costs and capital expenditures exceed our forecasts, the estimated fair value of our Wheelabrator Group could decrease further and potentially result in an impairment charge in a future period.

12.    Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at June 30, 2012 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$112	$112	$—	$—
Available-for-sale securities	162	137	—	25
Electricity commodity derivatives	3	—	3	—

Total assets	$277	$249	$3	$25

Liabilities:
Interest rate derivatives	$99	$—	$99	$—
Foreign currency derivatives	1	—	1	—
Electricity commodity derivatives	1	—	1	—

Total liabilities	$101	$—	$101	$—

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 31, 2011 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$120	$120	$—	$—
Available-for-sale securities	179	154	—	25
Interest rate derivatives	73	—	73	—
Electricity commodity derivatives	5	—	5	—

Total assets	$377	$274	$78	$25

Liabilities:
Interest rate derivatives	$74	$—	$74	$—
Foreign currency derivatives	2	—	2	—

Total liabilities	$76	$—	$76	$—

Fair Value of Available-for-sale Securities — The available-for-sale securities measured using Level 1 inputs are primarily included in long-term “Other assets” in our Condensed Consolidated Balance Sheets. The fair value of available-for-sale securities measured using Level 3 inputs consists of redeemable preferred stock that was acquired in November 2011 and is included in “Investments in unconsolidated entities” in our Condensed Consolidated Balance Sheets. The redeemable preferred stock is recorded at fair value based on other third-party investors’ recent or pending transactions in these securities, which are considered to be the best evidence of fair value currently available. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public comparables.

Fair Value of Debt

At June 30, 2012 and December 31, 2011, the carrying value of our debt was approximately $9.8 billion. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 4.

The estimated fair value of our debt was approximately $11.1 billion at June 30, 2012 and approximately $10.8 billion at December 31, 2011. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2012 and December 31, 2011. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% proportionate to their respective equity interests. All capital allocations made through June 30, 2012 have been based on initial capital account balances as the target returns have not yet been achieved.

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

As of June 30, 2012 and December 31, 2011, our Condensed Consolidated Balance Sheets included $302 million and $308 million, respectively, of net property and equipment associated with the LLCs’ waste-to-energy facilities and $248 million and $246 million, respectively, in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. As of June 30, 2012 and December 31, 2011, all debt obligations of the LLCs had been paid in full and, therefore, the LLCs had no liabilities. We recognized reductions in earnings of $12 million and $25 million for the three and six months ended June 30, 2012 and 2011, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Investment in Waste-to-Energy and Recycling LLC — In the first quarter of 2012, we established a limited liability company (the “LLC”) along with our joint venture partner, a commercial entity in the waste management industry, to develop, construct, operate and maintain a waste-to-energy and recycling facility in

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

England. We own a 50% interest in this joint venture. The total cost of constructing this facility is expected to be £200 million, or $314 million based on the exchange rate as of June 30, 2012. The LLC will be funded primarily through loans from the joint venture partners and loans under the LLC’s credit facility agreements with third-party financial institutions. The funds loaned under the credit facility agreements will be used for the development and construction of the facility. We are committed to provide up to £57 million, or $90 million based on the exchange rate as of June 30, 2012, of funding to the LLC. Our actual commitment may be more or less depending on the actual cost of the facility. Through June 30, 2012, we had funded approximately £7 million, or $11 million, through loans and less than $1 million through equity contributions. These amounts are included in our Condensed Consolidated Balance Sheet as long-term “Other assets” and “Investments in unconsolidated entities,” respectively. We also have guaranteed the performance of certain management services for the project for which our maximum exposure under the guarantee is not material.

In addition, a wholly-owned subsidiary of the Company will be responsible for constructing the waste-to-energy facility for the LLC under a fixed-price construction contract. Once the facility is constructed, a majority-owned subsidiary of the Company will be responsible for operating and maintaining the facility for the LLC under a substantially fixed-price operating and maintenance contract. Under the operating and maintenance contract, we have guaranteed our ability to operate this facility at certain performance levels that we believe are within our control to achieve. We also will be jointly responsible, along with our LLC joint venture partner, for the performance of sales and marketing services for the LLC through a 50%-owned and unconsolidated entity. The fixed-price components of the above-mentioned contracts were established based on estimates of expected construction, operation and maintenance costs. However, we are subject to variation in our expected profits or potential losses if the actual costs differ from the costs established in the contracts. Our maximum exposure to loss under these contracts cannot be quantified.

We determined that we are not the primary beneficiary of the LLC as all decision-making responsibility is shared jointly with our joint venture partner. As such, we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate this entity.

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. As of June 30, 2012 and December 31, 2011, our investment balance was $30 million and $35 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Future contributions will commence once certain levels of tax credits have been generated and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. As of June 30, 2012 and December 31, 2011, our investment balance was $166 million and $178 million, respectively, and our debt balance was $164 million and $176 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Trusts for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations — We have significant financial interests in trust funds that were created to settle certain of our final capping, closure, post-closure or environmental remediation obligations. Generally, we are the sole beneficiary of these restricted balances; however, certain of the funds have been established for the benefit of both the Company and the host community in which we operate. We have determined that these trust funds are variable interest entities; however, we are not the primary beneficiary of these entities because either (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared.

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheet. These trusts had a fair value of $120 million at June 30, 2012 and $123 million at December 31, 2011. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheet, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $109 million as of June 30, 2012 and $107 million as of December 31, 2011. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.”

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

14.    Condensed Consolidating Financial Statements

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$112	$—	$125	$—	$237
Other current assets	—	—	2,217	—	2,217

	112	—	2,342	—	2,454
Property and equipment, net		—	12,360	—	12,360
Investments in and advances to affiliates	12,338	16,156	3,201	(31,695)	—
Other assets	44	12	7,821	—	7,877

Total assets	$12,494	$16,168	$25,724	$(31,695)	$22,691

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$552	$—	$301	$—	$853
Accounts payable and other current liabilities	150	13	2,171	—	2,334

	702	13	2,472	—	3,187
Long-term debt, less current portion	5,580	449	2,944	—	8,973
Other liabilities	44	—	4,000	—	4,044

Total liabilities	6,326	462	9,416	—	16,204
Equity:
Stockholders’ equity	6,168	15,706	15,989	(31,695)	6,168
Noncontrolling interests	—	—	319	—	319

	6,168	15,706	16,308	(31,695)	6,487

Total liabilities and equity	$12,494	$16,168	$25,724	$(31,695)	$22,691

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,459	$—	$3,459
Costs and expenses	—	—	2,993	—	2,993

Income from operations	—	—	466	—	466

Other income (expense):
Interest income (expense)	(88)	(8)	(24)	—	(120)
Equity in earnings of subsidiaries, net of taxes	262	267	—	(529)	—
Other, net	—	—	(12)	—	(12)

	174	259	(36)	(529)	(132)

Income before income taxes	174	259	430	(529)	334
Provision for (benefit from) income taxes	(34)	(3)	152	—	115

Consolidated net income	208	262	278	(529)	219
Less: Net income attributable to noncontrolling interests	—	—	11	—	11

Net income attributable to Waste Management, Inc.	$208	$262	$267	$(529)	$208

Three Months Ended June 30, 2011

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,347	$—	$3,347
Costs and expenses	—	—	2,841	—	2,841

Income from operations	—	—	506	—	506

Other income (expense):
Interest income (expense)	(86)	(8)	(23)	—	(117)
Equity in earnings of subsidiaries, net of taxes	290	295	—	(585)	—
Other, net	—	—	(8)	—	(8)

	204	287	(31)	(585)	(125)

Income before income taxes	204	287	475	(585)	381
Provision for (benefit from) income taxes	(33)	(3)	167	—	131

Consolidated net income	237	290	308	(585)	250
Less: Net income attributable to noncontrolling interests	—	—	13	—	13

Net income attributable to Waste Management, Inc.	$237	$290	$295	$(585)	$237

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$6,754	$—	$6,754
Costs and expenses	—	—	5,887	—	5,887

Income from operations	—	—	867	—	867

Other income (expense):
Interest income (expense)	(176)	(16)	(49)	—	(241)
Equity in earnings of subsidiaries, net of taxes	486	496	—	(982)	—
Other, net	—	—	(20)	—	(20)

	310	480	(69)	(982)	(261)

Income before income taxes	310	480	798	(982)	606
Provision for (benefit from) income taxes	(69)	(6)	279	—	204

Consolidated net income	379	486	519	(982)	402
Less: Net income attributable to noncontrolling interests	—	—	23	—	23

Net income attributable to Waste Management, Inc.	$379	$486	$496	$(982)	$379

Six Months Ended June 30, 2011

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$6,450	$—	$6,450
Costs and expenses	—	—	5,517	—	5,517

Income from operations	—	—	933	—	933

Other income (expense):
Interest income (expense)	(171)	(17)	(47)	—	(235)
Equity in earnings of subsidiaries, net of taxes	527	537	—	(1,064)	—
Other, net	—	—	(11)	—	(11)

	356	520	(58)	(1,064)	(246)

Income before income taxes	356	520	875	(1,064)	687
Provision for (benefit from) income taxes	(67)	(7)	315	—	241

Consolidated net income	423	527	560	(1,064)	446
Less: Net income attributable to noncontrolling interests	—	—	23	—	23

Net income attributable to Waste Management, Inc.	$423	$527	$537	$(1,064)	$423

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2012
Comprehensive income	$190	$262	$253	$(529)	$176
Less: Comprehensive income attributable to noncontrolling interests	—	—	11	—	11

Comprehensive income attributable to Waste Management, Inc.	$190	$262	$242	$(529)	$165

Three Months Ended June 30, 2011
Comprehensive income	$231	$290	$316	$(585)	$252
Less: Comprehensive income attributable to noncontrolling interests	—	—	13	—	13

Comprehensive income attributable to Waste Management, Inc.	$231	$290	$303	$(585)	$239

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended June 30, 2012
Comprehensive income	$366	$486	$523	$(982)	$393
Less: Comprehensive income attributable to noncontrolling interests	—	—	23	—	23

Comprehensive income attributable to Waste Management, Inc.	$366	$486	$500	$(982)	$370

Six Months Ended June 30, 2011
Comprehensive income	$421	$527	$591	$(1,064)	$475
Less: Comprehensive income attributable to noncontrolling interests	—	—	23	—	23

Comprehensive income attributable to Waste Management, Inc.	$421	$527	$568	$(1,064)	$452

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$379	$486	$519	$(982)	$402
Equity in earnings of subsidiaries, net of taxes	(486)	(496)	—	982	—
Other adjustments	91	—	651	—	742

Net cash provided by (used in) operating activities	(16)	(10)	1,170	—	1,144

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(154)	—	(154)
Capital expenditures	—	—	(730)	—	(730)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	20	—	20
Net receipts from restricted trust and escrow accounts and other, net	—	—	(39)	—	(39)

Net cash provided by (used in) investing activities	—	—	(903)	—	(903)

Cash flows from financing activities:
New borrowings	150	—	162	—	312
Debt repayments	(35)	—	(236)	—	(271)
Cash dividends	(329)	—	—	—	(329)
Common stock repurchases	—	—	—	—	—
Exercise of common stock options	31	—	—	—	31
Distributions paid to noncontrolling interests and other	9	—	(14)	—	(5)
(Increase) decrease in intercompany and investments, net	183	10	(193)	—	—

Net cash provided by (used in) financing activities	9	10	(281)	—	(262)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	(7)	—	(14)	—	(21)
Cash and cash equivalents at beginning of period	119	—	139	—	258

Cash and cash equivalents at end of period	$112	$—	$125	$—	$237

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Six Months Ended June 30, 2011

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$423	$527	$560	$(1,064)	$446
Equity in earnings of subsidiaries, net of taxes	(527)	(537)	—	1,064	—
Other adjustments	2	(3)	633	—	632

Net cash provided by (used in) operating activities	(102)	(13)	1,193	—	1,078

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(157)	—	(157)
Capital expenditures	—	—	(596)	—	(596)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	13	—	13
Net receipts from restricted trust and escrow accounts and other, net	(5)	—	(79)	—	(84)

Net cash used in investing activities	(5)	—	(819)	—	(824)

Cash flows from financing activities:
New borrowings	396	—	8	—	404
Debt repayments	—	(147)	(167)	—	(314)
Cash dividends	(323)	—	—	—	(323)
Common stock repurchases	(168)	—	—	—	(168)
Exercise of common stock options	35	—	—	—	35
Distributions paid to noncontrolling interests and other	(10)	—	(49)	—	(59)
(Increase) decrease in intercompany and investments, net	37	160	(197)	—	—

Net cash provided by (used in) financing activities	(33)	13	(405)	—	(425)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Decrease in cash and cash equivalents	(140)	—	(28)	—	(168)
Cash and cash equivalents at beginning of period	465	—	74	—	539

Cash and cash equivalents at end of period	$325	$—	$46	$—	$371

15.    Subsequent Event

In July 2012, we announced a reorganization of operations, designed to flatten the management structure and reduce our cost structure. Principal organizational changes anticipated include removal of the management layer consisting of our four geographic Groups; consolidation and reduction of the number of Areas managing the core collection, disposal and recycling business from 22 to 17; and reduction of corporate support staff in an

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effort to better align their support with the needs of the operating units. This restructuring has been designed around the primary goals of streamlining delivery of corporate support, while not disrupting our front line operations.

We currently estimate that approximately 700 employee positions throughout the Company, including positions at both the management and support level, will be eliminated. Voluntary separation arrangements were offered to many in management.

We expect that this restructuring plan will be implemented through the end of 2012. We currently anticipate a pre-tax charge to earnings in the range of $50 million to $60 million, primarily related to employee severance and benefit expenses. This charge, which will be recorded primarily in the third quarter of 2012, is an estimate, and actual charges may vary materially based on various factors, including the level of employee terminations and changes in management’s assumptions. This charge estimate does not include facility, lease or other charges that are not yet estimable but that the Company may incur in connection with this restructuring.

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

In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of similar nature and generally include statements containing:

•	projections about accounting and finances;

•	plans and objectives for the future;

•	any projections of the amount, timing or impact of cost savings, restructuring actions, workforce reductions or related charges;

•	projections or estimates about assumptions relating to our performance; or

•	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

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

•

our restructuring may not achieve the goals and cost savings intended, implementing the restructuring may result in business disruption and employee distraction, and changes in our organizational structure and workforce could result in significant restructuring charges;

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

Our second quarter of 2012 results of operations reflect the impact of our continued investment in our strategic initiatives, including our July 28, 2011 acquisition of the primary operations of Oakleaf Global Holdings (“Oakleaf”); improvement in our core solid waste business; and the impact of decreases in commodity prices. Highlights of our financial results for the current quarter include:

•	Revenues of $3,459 million compared with $3,347 million in the second quarter of 2011, an increase of $112 million, or 3.3%. This increase in revenues is primarily attributable to:

•	Increases associated with acquired businesses of $199 million;

•	Internal revenue growth from volume of 0.6%, compared with negative 1.7% in 2011, which increased revenue by $19 million; and

•

Internal revenue growth from yield on our collection and disposal business of 0.6% in the current period, including a negative impact of 0.4% from our waste-to-energy business, primarily as a result of lower disposal rates associated with the expiration and renegotiation of a long-term disposal contract.

•

The impact of decreases in commodity prices decreased our revenue as follows: $95 million related to recyclable commodity prices; $9 million related to our fuel surcharge program; and $8 million related to electricity prices.

•

Operating expenses of $2,260 million, or 65.3% of revenues, compared with $2,140 million, or 63.9% of revenues, in the second quarter of 2011. This increase of $120 million, or 5.6%, is due primarily to our acquisitions and growth initiatives, offset partially by a decrease in customer rebates because of lower recyclable commodity prices;

•

Selling, general and administrative expenses decreased by $8 million, or 2.1%, from $382 million in the second quarter of 2011 to $374 million in the second quarter of 2012. Reductions in our bonus and long-term incentive plan expenses more than offset increases resulting from our acquisitions;

•	Income from operations of $466 million, or 13.5% of revenues, compared with $506 million, or 15.1% of revenues, in the second quarter of 2011; and

•

Net income attributable to Waste Management, Inc. of $208 million, or $0.45 per diluted share, as compared with $237 million, or $0.50 per diluted share in the second quarter of 2011. The comparability of our diluted earnings per share has been affected by the following items that occurred in the second quarter of 2012:

•

The recognition of impairment charges of $34 million, related primarily to two facilities in our medical waste services business, which had an unfavorable impact of $0.04 on our diluted earnings per share;

•

The recognition of a pre-tax noncash charge of $10 million associated with the partial withdrawal from an underfunded multiemployer pension plan, which had a negative impact of $0.01 on our diluted earnings per share; and

•

Pre-tax costs aggregating $5 million from a combination of restructuring charges and integration costs associated with our acquisition of Oakleaf, which had a negative impact of $0.01 on our diluted earnings per share.

We are pleased with the growth we are experiencing in our core solid waste business, which has helped to offset the negative effect of decreases in commodity prices on both our revenues and earnings. We anticipate continued improvement in our pricing and cost savings initiatives, including the restructuring activities announced in July 2012, which are outlined below in the Subsequent Event discussion. However, in the second half of 2012, we expect to see a continued decline in recyclable commodity prices and a negative year-over-year impact from our waste-to-energy business. Because commodity markets are inherently volatile, this prediction could materially change if markets either improve or deteriorate beyond our current predictions.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be the same as similarly-titled measures presented by other companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$669	$478	$1,144	$1,078
Capital expenditures	(351)	(280)	(730)	(596)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	14	8	20	13

Free cash flow	$332	$206	$434	$495

When comparing our cash flow from operating activities for the three months and six months ended June 30, 2012 to the comparable periods in 2011, decreases in our income tax payments have positively affected our cash flow from operations this year, as well as a favorable cash receipt of $72 million resulting from the termination of interest rate swaps in April 2012. These year-over-year benefits were impacted by lower cash earnings and unfavorable impacts of working capital changes, particularly the change in accounts payable, which is affected by both cost changes and timing of payments.

The increase in capital expenditures when comparing the first six months of 2012 with the prior year period can generally be attributed to increased spending on fueling infrastructure and growth initiatives, and the impact of timing differences associated with cash payments for the previous years’ fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. A more significant portion of our fourth quarter 2011 spending was paid in cash in 2012 than in the preceding year.

Acquisition of Oakleaf — On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf. Oakleaf provides outsourced waste and recycling services principally through a nationwide network of third-party haulers. We acquired Oakleaf to advance our growth and transformation strategies and increase our national accounts customer base while enhancing our ability to provide comprehensive environmental solutions. For the three- and six-month periods ended June 30, 2012, Oakleaf recognized revenues of $147 million and $295 million, respectively, and net losses of $4 million for each period. These amounts are included in our Condensed Consolidated Statement of Operations.

The following pro forma consolidated results of operations for the three and six months ended June 30, 2011 have been prepared as if the acquisition of Oakleaf occurred at January 1, 2011 (in millions, except per share amounts):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Operating revenues	$3,488	$6,721
Net income attributable to Waste Management, Inc.	235	417
Basic earnings per common share	0.49	0.88
Diluted earnings per common share	0.49	0.87

Adoption of New Accounting Pronouncements

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

Subsequent Event

In July 2012, we announced a reorganization of operations, designed to flatten the management structure and reduce our cost structure. Principal organizational changes anticipated include removal of the management layer consisting of our four geographic Groups; consolidation and reduction of the number of Areas managing the core collection, disposal and recycling business from 22 to 17; and reduction of corporate support staff in an effort to better align their support with the needs of the operating units. This restructuring has been designed around the primary goals of streamlining delivery of corporate support, while not disrupting our front line operations.

We currently estimate that approximately 700 employee positions throughout the Company, including positions at both the management and support level, will be eliminated. Voluntary separation arrangements were offered to many in management.

We expect that this restructuring plan will be implemented through the end of 2012. We currently anticipate a pre-tax charge to earnings in the range of $50 million to $60 million, primarily related to employee severance and benefit expenses. This charge, which will be recorded primarily in the third quarter of 2012, is an estimate, and actual charges may vary materially based on various factors, including the level of employee terminations and changes in management’s assumptions. This charge estimate does not include facility, lease or other charges that are not yet estimable but that the Company may incur in connection with this restructuring.

Results of Operations

Operating Revenues

We currently manage and evaluate our principal operations through five Groups. Our four geographic Groups, which are comprised of our Eastern, Midwest, Southern and Western Groups, provide collection,

transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. These five Groups are our reportable segments. In addition, the Oakleaf operations we acquired on July 28, 2011 represent a separate operating segment; however, they do not meet the criteria to be presented as a separate reportable segment.

We also provide additional services that are not managed through our five Groups, including the Oakleaf operations referenced above, recycling brokerage services, electronic recycling services, in-plant services, landfill gas-to-energy services, integrated medical waste services and expanded service offerings and solutions. Part of our expansion of services includes offering portable self-storage services and fluorescent bulb and universal waste mail-back through our LampTracker® program. In addition, we have made investments that involve the acquisition and development of interests in oil and gas producing properties. These operations are presented as “Other” in the table below. Shown below (in millions) is the contribution to revenues during each period provided by our five Groups and our Other services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Eastern	$780	$800	$1,516	$1,504
Midwest	822	828	1,579	1,556
Southern	865	862	1,713	1,700
Western	836	825	1,632	1,615
Wheelabrator	206	226	413	436
Other	543	330	1,012	623
Intercompany	(593)	(524)	(1,111)	(984)

Total	$3,459	$3,347	$6,754	$6,450

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Collection:
Commercial	$855	$881	$1,720	$1,735
Residential	650	655	1,288	1,296
Industrial	536	520	1,038	995
Other	66	60	134	111

Total collection	2,107	2,116	4,180	4,137
Landfill	676	671	1,291	1,250
Transfer	331	334	629	628
Wheelabrator	206	226	413	436
Recycling	369	419	714	789
Other	363	105	638	194
Intercompany	(593)	(524)	(1,111)	(984)

Total	$3,459	$3,347	$6,754	$6,450

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended June 30, 2012 vs. 2011		Period-to-Period Change for the Six Months Ended June 30, 2012 vs. 2011
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$(96)	(2.9)%	$(136)	(2.1)%
Volume	19	0.6	58	0.9

Internal revenue growth	(77)	(2.3)	(78)	(1.2)
Acquisitions	199	5.9	395	6.1
Divestitures	(1)	—	(1)	—
Foreign currency translation	(9)	(0.3)	(12)	(0.2)

	$112	3.3%	$304	4.7%

(a)

Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,346 million and $6,449 million for the three- and six-month periods, respectively).

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

	Period-to-Period Change for the Three Months Ended June 30, 2012 vs. 2011		Period-to-Period Change for the Six Months Ended June 30, 2012 vs. 2011
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection, landfill and transfer	$25	1.0%	$51	1.0%
Waste-to-energy disposal(ii)	(9)	(7.4)	(13)	(5.7)

Collection and disposal(ii)	16	0.6	38	0.7
Recycling commodities	(95)	(22.6)	(169)	(21.2)
Electricity(ii)	(8)	(11.6)	(14)	(10.4)
Fuel surcharges and mandated fees	(9)	(5.4)	9	3.0

Total	$(96)	(2.9)	$(136)	(2.1)

(i)

Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three and six months ended June 30, 2011 adjusted to exclude the impacts of divestitures:

	Denominator
	Three Months Ended June 30	Six Months Ended June 30
Related business revenues:
Collection, landfill and transfer	$2,569	$4,986
Waste-to-energy disposal	121	228

Collection and disposal	2,690	5,214
Recycling commodity	421	799
Electricity	69	135
Fuel surcharges and mandated fees	166	301

Total Company	$3,346	$6,449

(ii)	Average revenue growth from yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator Group, which are reported as “Electricity” revenues.

Our revenues increased $112 million, or 3.3%, for the three months ended June 30, 2012 as compared with the prior year period and $304 million, or 4.7%, for the six months ended June 30, 2012 as compared with the prior year period. During the three- and six-month periods, our current period revenue growth has been driven by (i) acquisitions, particularly the acquisition of Oakleaf, which increased consolidated revenues $139 million and $270 million for the three and six months ended June 30, 2012, respectively, (ii) increased volume and (iii) increased revenue growth from our collection and disposal average yield. Offsetting these revenue increases were market factors, including lower recyclable commodity prices; lower electricity prices, which correlate with natural gas prices and cause fluctuations in the rates we receive for electricity under our power purchase contracts and merchant transactions; and foreign currency translation, which affects revenues from our Canadian operations.

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

Our revenue growth from yield on our collection and disposal lines of business was $16 million, or 0.6% and $38 million, or 0.7% for the three and six months ended June 30, 2012, respectively. This increase in revenue from yield was primarily driven by our collection operations, particularly in our commercial and industrial lines of business. Revenue growth from yield in our residential line of business increased slightly for the quarter ended June 30, 2012 and was flat for the first half of 2012. Our Eastern and Southern Groups continued to experience downward pressure on our revenue growth from yield in our residential line of business, where we saw negative revenue growth from yield. Due to competition, it has become increasingly difficult to retain customers and to win new contracts at current average rates; as a result, in many instances, the Company has offered increased services without a commensurate increase in pricing when bidding on or renewing residential contracts and pursuing residential subscription business. These increased services are principally recycling services, which are typically priced lower than our average rates. This combination of increased competition and bundling of complementary services, such as recycling, in the residential line of business has put added pressure on our revenue growth from yield.

For the three and six months ended June 30, 2012, our total collection and disposal revenue growth from yield were negatively affected by the expiration and renegotiation of a long-term disposal contract in August 2011 at one of our waste-to-energy facilities in South Florida. The expiration and renegotiation of this contract decreased revenues both in our waste-to-energy disposal line of business, by approximately $6 million and $12 million for the three and six months ended June 30, 2012, respectively, and in our collection line of business, by approximately $2 million and $5 million for the three and six months ended June 30, 2012, respectively. Certain of the franchise agreements serviced by our collection companies in South Florida contain specific language that ties a portion of their total rate to the disposal rate charged by this waste-to-energy facility to our collection companies. The expiration of this long-term contract in South Florida negatively impacted our total collection and disposal yield by approximately $17 million in the first six months of 2012 as compared with the same prior year period. Additionally, for the three months ended June 30, 2012, we experienced further downward pressure on our revenue growth from yield as a result of the expiration and renegotiation of a second similar long-term waste-to-energy disposal contract in South Florida at the end of March 2012.

Revenues from our environmental fee, which are included in average revenue growth from yield on collection and disposal, increased $16 million and $32 million for the three and six months ended June 30, 2012, respectively. These revenues were $86 million and $167 million for the three and six months ended June 30, 2012 as compared with $70 million and $135 million for the three and six months ended June 30, 2011, respectively.

Recycling commodities — Decreases in the prices of the recycling commodities we sold resulted in a decline in revenues of $95 million for the three months ended June 30, 2012 and $169 million for the six months ended June 30, 2012. During the fourth quarter of 2011, we saw commodity prices decline 8% as compared with prior year. During the first six months of 2012, we saw the downward trend continue as year-over-year commodity prices declined about 20%, driven by the continued increase in supply and lower demand.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, decreased $9 million for the three months ended June 30, 2012 due to lower diesel fuel prices. However, these revenues increased $9 million for the six-month year-over-year comparison due to higher diesel fuel prices and increased mandated fees. The fluctuation in our fuel surcharge revenues is directly attributable to changes in the national average prices for diesel fuel that we use for our fuel surcharge program. The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations.

Volume — Revenues increased $19 million and $58 million for the three and six months ended June 30, 2012, respectively, due to higher volumes. This is a notable improvement from 2011 when lower volumes caused our revenue to decrease $52 million and $103 million as compared with the three and six months ended June 30, 2010, respectively.

Our total landfill revenues increased $5 million and $30 million for the three and six months ended June 30, 2012, respectively, due to higher third-party volumes as compared with the prior year, primarily driven by higher special waste volumes in our Eastern and Midwest geographic Groups. We also saw revenues increase from year-over-year volume improvements in our recycling brokerage business and in our material recovery facilities. The addition of new single stream recycling facilities during 2011 as well as our continued pursuit of municipal volumes contributed to these increases in revenues due to volume.

Volume declines from our collection business accounted for $8 million of volume-related revenue decline for the six months ended June 30, 2012, which we experienced entirely in the second quarter of 2012. The decline was primarily driven by our commercial and to a lesser extent our residential collection revenue, which we attribute to the effects of pricing, competition and diversion of waste by consumers, as well as the overall continued weakness in the economy. Revenue declines due to lower volumes in these two collection lines of business were offset, in part, by revenue increases in our industrial collection line of business, driven in large part by the growth of our oilfield services in our Eastern Group.

Additionally, for the three and six months ended June 30, 2012, we saw revenue increases due to volume growth in our non-traditional collection businesses, primarily driven by our healthcare solutions, our in-plant services and growth of our Oakleaf business principally as a result of a new contract signed in May 2012 with one of the largest national big-box retailers.

Acquisitions and divestitures — Revenues increased $199 million and $395 million for the three and six months ended June 30, 2012 due to acquisitions. The increase was principally associated with our acquisition of Oakleaf, which is reported in our “Other” line of business. Additionally, acquisitions increased our revenues in the current period in our collection line of business, due in part to our oilfield services in our Eastern Group, and in our recycling line of business. These acquisitions demonstrate our focus on identifying strategic growth opportunities in new, complementary lines of business.

Operating Expenses

Our operating expenses increased by $120 million, or 5.6%, and $291 million, or 7.0% for the three and six months ended June 30, 2012 as compared with the three and six months ended June 30, 2011. Our operating expenses as a percentage of revenues increased from 63.9% in the second quarter of 2011 to 65.3% in the current quarter, and increased from 64.1% for the six months ended June 30, 2011 to 65.5% for the six months ended June 30, 2012. The increase in our operating expenses during the three and six months ended June 30, 2012 can largely be attributed to the following:

•

Acquisitions and growth initiatives — We have experienced cost increases attributable to recently acquired businesses and, to a lesser extent, our various growth and business development initiatives. The increase in operating expenses resulting from acquired businesses was more than offset by increased revenues from acquired businesses. Recent acquisitions include the purchase of Oakleaf and a number of collection and recycling operations. These cost increases affected each of the operating cost categories identified in the table below and accounted for approximately 90% and 75% of our total increase in operating expenses for the three and six months ended June 30, 2012, respectively. In particular, the acquisition of Oakleaf increased operating costs by $121 million in the current quarter and $228 million in the first half of 2012, primarily increasing subcontractor costs and, to a lesser extent, the cost of goods sold and other categories; and

•

Volume increases — During the first half of 2012, we experienced an increase in variable costs attributable to higher volumes in certain lines of business, particularly our recycling, industrial collection and non-traditional collection businesses. In our non-traditional collection businesses, we experienced volume increases primarily in our in-plant services and largely during the first quarter. We continue to manage our fixed costs and control growth in our variable costs as we experience volume increases. These cost increases due to volume have impacted each of the operating cost categories identified in the table below and were offset, in part, by

•

Lower market prices for recyclable commodities — Overall, market prices for recyclable commodities decreased approximately 20% as compared with prior year levels on a year-to-date basis. The year-over-year decrease is the result of the continued decrease in recyclable commodity market prices that began during late 2011 from the near-historic highs reached during the second and third quarters of 2011. This decrease in market prices was the primary driver of the current quarter decrease in cost of goods sold, primarily customer rebates, and has also resulted in decreased revenues and earnings during the current period.

The following table summarizes the major components of our operating expenses, which include the impact of foreign currency translation, for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2012	2011			2012	2011
Labor and related benefits	$605	$582	$23	4.0%	$1,198	$1,145	$53	4.6%
Transfer and disposal costs	256	243	13	5.3	468	463	5	1.1
Maintenance and repairs	290	279	11	3.9	592	558	34	6.1
Subcontractor costs	299	201	98	48.8	575	381	194	50.9
Cost of goods sold	250	276	(26)	(9.4)	482	516	(34)	(6.6)
Fuel	162	166	(4)	(2.4)	324	310	14	4.5
Disposal and franchise fees and taxes	159	154	5	3.2	304	295	9	3.1
Landfill operating costs	55	64	(9)	(14.1)	110	124	(14)	(11.3)
Risk management	57	63	(6)	(9.5)	118	119	(1)	(0.8)
Other	127	112	15	13.4	255	224	31	13.8

	$2,260	$2,140	$120	5.6%	$4,426	$4,135	$291	7.0%

Other significant changes in our operating expenses are discussed below.

•

Labor and related benefits — The increase was largely due to (i) additional employee expenses incurred as a result of acquisitions and growth opportunities; (ii) higher hourly and salaried wages due to merit increases effective April 2011 and increases stipulated in union labor agreements; and (iii) a non-cash charge incurred during the three months ended June 30, 2012 by our Eastern Group as a result of our partial withdrawal from an underfunded multi-employer pension plan in New England.

•

Transfer and disposal costs — Tipping fees paid to third party disposal facilities and transfer stations increased during the three months ended June 30, 2012 as compared with the three months ended June 30, 2011, due in large part to the acquisitions, growth initiatives and volume increases previously noted.

•

Maintenance and repairs — The increase was primarily due to (i) higher costs in our geographic Groups, largely attributable to increased fleet maintenance costs, (ii) differences in the timing and scope of planned maintenance projects at our waste-to-energy facilities, principally during the first quarter, a portion of which was offset by an increase in revenues related to the reimbursement of certain of these costs by a municipality, and (iii) an increase in container maintenance costs as a result of our third quarter 2011 acquisition of Oakleaf. Our fleet maintenance costs include services provided by third parties, tires, parts and internal shop labor costs. The increase in expense for tires and parts reflects the worldwide increase in related commodity prices. Through our Oakleaf acquisition, we operate a nationwide compactor leasing business (Greenleaf Compaction) which has increased our container maintenance costs in the current year when compared with the six months ended June 30, 2011.

•

Subcontractor costs — The current year increase in subcontractor costs was primarily a result of the Oakleaf acquisition and, to a much lesser extent, (i) other recent acquisitions, (ii) our various growth and business development initiatives, (iii) additional costs associated with servicing our in-plant services and healthcare solutions customers, and (iv) as discussed further below, higher fuel prices experienced in the first quarter, which resulted in an increase in the fuel component of our subcontractor costs for the first half of 2012 as compared with the prior year. Oakleaf principally utilizes a nationwide network of third-party haulers to service its customers, which increased our subcontractor costs by $98 million and $181 million during the second quarter and first half of 2012, respectively.

•

Fuel — On average, diesel fuel prices increased 3.7% from $3.82 per gallon for the first half of 2011 to $3.96 per gallon for the first half of 2012, and decreased 1.5% from $4.01 per gallon in the second quarter of 2011 to $3.95 per gallon in the second quarter of 2012. Higher fuel costs experienced in the first quarter of 2012 over the first quarter of last year caused increases in both our direct fuel costs and in the fuel component of our subcontractor costs for the current year, which were partly offset by the impact of the slightly lower prices during the second quarter of 2012 compared with the second quarter of last year. Increased revenues attributable to our fuel surcharge largely offset the higher fuel costs incurred during the six months ended June 30, 2012.

•

Landfill operating costs — The current quarter and year-to-date decreases were attributable to additional prior year landfill site costs for leachate collection and disposal for our Eastern and Midwest Groups. These additional prior year costs were largely associated with widespread record flooding in the Ohio Valley during the spring of 2011.

•

Other — The current year increase was due to our Oakleaf acquisition, other recent acquisitions and our various growth and business development initiatives. The increase from our various initiatives is associated with the rental of facilities and equipment for these operations.

Selling, General and Administrative

Our selling, general and administrative expenses decreased by $8 million, or 2.1%, and increased $17 million, or 2.2%, when comparing the three and six months ended June 30, 2012 with the comparable prior year periods. As a percentage of revenue, our selling, general and administrative expenses decreased from 11.4% for the second quarter of 2011 to 10.8% for the second quarter of 2012, and decreased from 11.8% for the six months ended June 30, 2011 to 11.6% for the six months ended June 30, 2012.

The most significant items affecting the year-over-year comparison of selling, general and administrative costs for the three and six months ended June 30, 2012 include (i) our acquisition of Oakleaf, which increased costs by $16 million and $31 million, respectively; (ii) increased costs incurred to support our sales and marketing initiatives, which include expenses associated with our customer-focused growth initiative through segmentation, of $2 million and $10 million, respectively; (iii) a decrease in bonus expense and non-cash compensation expenses attributable to our long-term incentive plan, or LTIP; and (iv) additional costs, principally labor-related, associated with our efforts to implement our cost savings programs focusing on procurement, operational and back-office efficiency of $5 million and $9 million, respectively. However, the additional costs incurred in 2012 related to our cost savings programs were more than offset by a decrease in consulting costs of $11 million and $21 million for the three- and six-month periods ended June 30, 2012, respectively. We incurred higher consulting costs in 2011 during the start-up phase of these programs. We have received associated benefits of these cost savings programs throughout the first half of 2012 and expect the benefits to continue throughout the remainder of the year.

The following table summarizes the major components of our selling, general and administrative expenses for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to- Period Change		Ended		Period-to- Period Change
	June 30,				June 30,
	2012	2011			2012	2011
Labor and related benefits	$211	$217	$(6)	(2.8)%	$456	$443	$13	2.9%
Professional fees	47	53	(6)	(11.3)	87	107	(20)	(18.7)
Provision for bad debts	14	8	6	75.0	29	17	12	70.6
Other	102	104	(2)	(1.9)	209	197	12	6.1

	$374	$382	$(8)	(2.1)%	$781	$764	$17	2.2%

Labor and related benefits — Throughout the first half of 2012, our labor and related benefits costs increased primarily due to higher compensation costs due to an increase in headcount and higher salaries and hourly wages due to merit increases that were effective in April 2011. The increased headcount was driven by

(i) our acquisition of Oakleaf, (ii) our sales and marketing initiatives, although to a much lesser extent during the three months ended June 30, 2012, and (iii) our cost savings programs. Offsetting these increases completely during the three-month comparison, and to a lesser extent during the six-month comparison, were (i) lower bonus expense in 2012 because our anticipated full year performance against targets established in our 2012 annual incentive plan is not as strong in 2012 as compared with anticipated full year performance against 2011 performance targets as of the same time last year and (ii) lower non-cash compensation expenses attributable to our LTIP. During the second quarter of 2012, we reversed all compensation costs previously recognized for our 2010 performance share units based on our determination that it was no longer probable that the targets established for that award would be met. This reversal was the primary driver of a year-over-year decrease in LTIP expenses of $9 million and $12 million for the three- and six-month periods ended June 30, 2012, respectively.

Professional fees — In 2012, our professional fees decreased primarily due to the discontinuation of consulting services and related fees incurred during 2011 associated with the start-up phase of our cost savings programs. These decreases were partially offset by higher costs related to international developments of our waste-to-energy business and higher legal costs, particularly during the three months ended June 30, 2012.

Provision for bad debts — The increase in our provision for bad debts was driven in part by (i) increased collection risks resulting from work we are performing in certain new businesses in our Eastern Group; (ii) collection issues we are experiencing in our Puerto Rico operations in our Southern Group; and (iii) increases due to our recent Oakleaf acquisition.

Other — In 2012, we experienced increases in our (i) travel and entertainment costs to support our strategic efforts; (ii) building and equipment costs, which include rental and utilities; and (iii) computer and telecommunications costs, due in part to improvements we are making to our information technology systems. Offsetting these increases completely during the three-month comparison, and to a lesser extent during the six-month comparison, were lower litigation settlement costs and decreased spending on advertising.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to- Period Change		Ended		Period-to- Period Change
	June 30,				June 30,
	2012	2011			2012	2011
Depreciation of tangible property and equipment	$208	$200	$8	4.0%	$415	$399	$16	4.0%
Amortization of landfill airspace	97	108	(11)	(10.2)	190	197	(7)	(3.6)
Amortization of intangible assets	18	11	7	63.6	35	22	13	59.1

	$323	$319	$4	1.3%	$640	$618	$22	3.6%

The decrease in amortization expense of landfill airspace in 2012 is primarily due to unfavorable landfill final capping adjustments through the second quarter of 2011 associated with changes in landfill final capping estimates at three landfills combined with favorable final capping adjustments in the second quarter of 2012 at two landfills. For the six months ended June 30, 2012, these decreases were partially offset by landfill volume increases.

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

During the first half of 2012, we recognized additional employee severance and benefit restructuring charges of $7 million, including $3 million associated with the reorganization of Oakleaf and additional amounts associated with certain other actions taken by the Company primarily in our Southern Group.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

During the second quarter of 2012, we recognized impairment charges of $34 million, relating primarily to two facilities in our medical waste services business as a result of projected operating losses at each of these facilities. We wrote down the carrying values of the facilities’ operating permits and property, plant and equipment to their estimated fair values. Our medical waste services business is included in our “Other” operations in the Income from Operations by Reportable Segment discussion below.

In addition, the negative effect on our revenues of the continued deterioration of electricity commodity prices, coupled with our continued increased exposure to market prices as a result of the expiration of several long-term, fixed-rate electricity commodity contracts at our waste-to-energy and independent power facilities, and the expiration of several long-term disposal contracts at above-market rates indicated that the fair value of our Wheelabrator Group could potentially be less than its carrying amount. As a result, in the second quarter of 2012, we performed an interim impairment analysis of our Wheelabrator Group’s goodwill balance, which was $788 million as of June 30, 2012.

We performed an interim quantitative assessment using both an income and a market approach, which indicated that the estimated fair value of our Wheelabrator Group exceeded its carrying value; however, the amount by which the fair value exceeded the carrying value declined significantly from the most recent annual impairment test performed at October 1, 2011. At that time, our Wheelabrator Group’s estimated fair value exceeded its carrying value by approximately 30%, as compared with slightly greater than 10% as of the interim impairment test performed this quarter. If market prices for electricity worsen or do not recover as we have projected, if our disposal rates continue to decline, or if our costs and capital expenditures exceed our forecasts, the estimated fair value of our Wheelabrator Group could decrease further and potentially result in an impairment charge in a future period.

Income from Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months				Six Months
	Ended		Period-to- Period Change		Ended		Period-to- Period Change
	June 30,				June 30,
	2012	2011			2012	2011
Reportable segments:
Eastern	$143	$141	$2	1.4%	$274	$261	$13	5.0%
Midwest	176	156	20	12.8	329	285	44	15.4
Southern	194	193	1	0.5	387	385	2	0.5
Western	145	142	3	2.1	276	282	(6)	(2.1)
Wheelabrator	15	42	(27)	(64.3)	19	55	(36)	(65.5)
Other	(54)	(21)	(33)	157.1	(72)	(35)	(37)	105.7

	619	653	(34)	(5.2)	1,213	1,233	(20)	(1.6)
Corporate and Other	(153)	(147)	(6)	4.1	(346)	(300)	(46)	15.3

Total	$466	$506	$(40)	(7.9)%	$867	$933	$(66)	(7.1)%

Reportable Segments — The most significant items affecting the results of operations of our four geographic Groups during the three and six months ended June 30, 2012 as compared with the prior year periods are summarized below:

•	revenue growth from yield on our base business particularly in our Midwest Group and, to a lesser extent, in our Eastern, Southern and Western Groups;

•	an improvement in volumes, particularly in our Midwest Group and principally during the first quarter of 2012;

•	the accretive benefits of recent acquisitions, particularly in our Eastern Group;

•	a decrease in recycling commodity prices;

•	higher maintenance and repair costs during the six months ended June 30, 2012; however, our Eastern Group experienced a decrease in costs during the second quarter of 2012;

•

a net increase in fuel costs during the six months ended June 30, 2012, consisting of an increase of $18 million in the first three months of 2012, offset to a small extent by a decrease of $4 million in the second quarter of 2012. This net increase in fuel during the first half of 2012 outpaced the related revenue growth from our fuel surcharge program; and

•

higher salaries and wages during the six months ended June 30, 2012 due to annual merit increases effective April 2011 for salaried and hourly employees. The increases during the six months ended June 30, 2012 were offset, in large part, by the transfer of certain field customer service employees from our reportable segments to Corporate and Other.

The significant decrease in income from operations of our Wheelabrator Group for the three and six months ended June 30, 2012 as compared with the respective prior year periods was driven largely by (i) lower revenues due to the expiration of long-term contracts at our waste-to-energy facilities; (ii) lower energy pricing at our merchant facilities; (iii) increased international development costs; and (iv) increased maintenance and repairs costs primarily due to differences in the timing and scope of planned maintenance activities at our waste-to-energy facilities. These unfavorable items for the six months ended June 30, 2012 were offset in part by (i) the recognition in the first quarter of 2012 of revenues relating to a power purchase agreement that went into effect in 2011, but did not receive regulatory approval until 2012, at which time we recognized revenue; and (ii) additional expenses recognized in 2011 for litigation reserves and associated compliance costs. Approximately $4 million of the expenses for litigation reserves and associated costs were initially recorded and reported in “Other” during the fourth quarter of 2010 because events giving rise to the reserve occurred after the general ledgers of our operating segments were closed. In the first quarter of 2011, these expenses were reversed out of “Other” and recorded in the appropriate reportable segment.

Other significant items affecting the comparability of our Groups’ results of operations for the three and six months ended June 30, 2012 and 2011 are summarized below:

Eastern — The Eastern Group’s revenues and income from operations for the three and six months ended June 30, 2012 as compared with the prior year periods were favorably affected by the growth of our oilfield services. These services, which focus principally on the hauling and disposal of drill cuttings and fluids and various well pad services, favorably affected both our landfill and collection lines of business. Further favorably affecting the Group’s income from operations was (i) a decrease in landfill amortization expense, which was principally due to both a decline in rates relating to the addition of expansion airspace at one of our landfills in the third quarter of 2011 and a nonrecurring amortization expense adjustment recognized in the second quarter of 2011 at a separate landfill; and (ii) higher landfill site costs in the prior year for the collection and disposal of leachate, which was largely the result of widespread record flooding in the Ohio Valley during the spring of 2011. These favorable impacts were offset in part by the recognition of a non-cash charge in June 2012 resulting from the partial withdrawal from an underfunded multiemployer pension plan in New England.

Southern — During the six months ended June 30, 2011, the Group’s results reflected a charge of $11 million related to a litigation reserve. The litigation reserve was the result of a court judgment issued in a litigation matter related to our Southern Group; however, due to the timing of the judgment, the reserve was recorded after the general ledgers of our operating segments for the year 2010 were closed. As a result, the charge was initially recorded and reported in “Other” and reflected in our consolidated operating measures in the fourth quarter of 2010. In the six months ended June 30, 2011, the charge was reversed out of “Other” and recorded in the appropriate reportable segment. The Southern Group’s income from operations was also impacted by an increase of $3 million in provision for bad debts during the quarter ended June 30, 2012 as a result of collection delays in Puerto Rico.

Significant items affecting the comparability of the remaining components of our results of operations for the three and six months ended June 30, 2012 and 2011 are summarized below:

Other — It is our policy to report adjustments that are recorded after the closing date of our reportable segment ledgers in “Other” when they are initially recorded. We then report these late adjustments in the appropriate reportable segment in the next reporting period, with a corresponding reversal out of “Other.” The unfavorable change in operating results during the six months ended June 30, 2012 is largely due to (i) impairment charges recognized during the second quarter of 2012 relating primarily to two facilities in our medical waste services business as a result of projected operating losses at each of these facilities; and (ii) by the reversal in 2011 of expense adjustments related to our reportable segments that were initially reported in “Other” in the fourth quarter of 2010. These expense adjustments were reported in the applicable reportable segment in the first quarter of 2011. The most significant adjustments reversed out of “Other” in the first quarter of 2011 were related to $15 million of additional expense for litigation reserves and associated costs in our Southern and Wheelabrator Groups. The unfavorable change during the six months ended June 30, 2012 was offset in part by the net favorable effect of adjustments recorded in both years to reduce bonus expense based on our projected performance against targets established by our annual incentive plan. The second quarter year-over-year decline was principally driven by the asset impairment charges.

Corporate and Other — The increase in “Selling, general and administrative” expenses during the three and six months ended June 30, 2012 is the result of cost increases attributable to (i) additional compensation expense due to transfers of certain field customer service employees to our Corporate sales organization; and (ii) headcount increases due to our sales and marketing initiatives and implementation of our cost saving programs. These increases were partially offset by (i) a decrease in professional fees primarily due to discontinuation of consulting services and related fees incurred during 2011 associated with the start-up phase of our cost savings programs; and (ii) lower non-cash compensation expenses attributable to our LTIP. During the second quarter of 2012, we reversed all compensation costs previously recognized for our 2010 performance share units based on our determination that it was no longer probable that the targets established for that award would be met.

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

We are disclosing the following supplemental information related to the operating results of our renewable energy operations for the three and six months ended June 30, 2012 and 2011 (in millions) because we believe that it provides information related to the significance of our current renewable energy operations, the profitability of these operations, and the costs we are incurring to develop these operations.

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Wheelabrator	Landfill Gas- to-Energy(a)	Growth Opportunities(b)	Total	Wheelabrator	Landfill Gas- to-Energy(a)	Growth Opportunities(b)	Total
Operating revenues (including intercompany)	$206	$37	$—	$243	$413	$72	$—	$485

Costs and expenses:
Operating	144	15	1	160	307	31	2	340
Selling, general & administrative	29	1	1	31	52	2	2	56
Depreciation and amortization	17	7	—	24	34	12	—	46
Restructuring and unusual items	1	—	—	1	1	—	—	1

	191	23	2	216	394	45	4	443

Income (loss) from operations	$15	$14	$(2)	$27	$19	$27	$(4)	$42

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Wheelabrator	Landfill Gas- to-Energy(a)	Growth Opportunities(b)	Total	Wheelabrator	Landfill Gas- to-Energy(a)	Growth Opportunities(b)	Total
Operating revenues (including intercompany)	$226	$34	$—	$260	$436	$69	$—	$505

Costs and expenses:
Operating	142	15	1	158	298	29	1	328
Selling, general & administrative	25	1	1	27	50	2	2	54
Depreciation and amortization	17	5	—	22	33	13	—	46

	184	21	2	207	381	44	3	428

Income (loss) from operations	$42	$13	$(2)	$53	$55	$25	$(3)	$77

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

Interest Expense

Our interest expense was $121 million and $243 million during the three and six months ended June 30, 2012, respectively, compared with $119 million and $240 million during the three and six months ended June 30, 2011, respectively. Our interest expense has increased only slightly year-over-year in spite of the significant increase in our average debt balances. This is primarily attributable to interest expense reductions resulting from (i) a decrease in our weighted average borrowing rate that has been achieved by issuing new debt at much lower fixed interest rates than debt repaid upon scheduled maturities; and (ii) a decrease in the costs attributable to our revolving credit facility, which was refinanced in May 2011.

Equity in Net Losses of Unconsolidated Entities

Our “Equity in net losses of unconsolidated entities” is primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 13 to the Condensed Consolidated Financial Statements for more information related to these investments.

Provision for Income Taxes

We recorded a provision for income taxes of $115 million during the second quarter of 2012, representing an effective income tax rate of 34.3%, compared with a provision for income taxes of $131 million during the second quarter of 2011, representing an effective income tax rate of 34.5%. Our effective income tax rate for the first half of 2012 was 33.6% compared with 35.1% for the first half of 2011.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes by $9 million and $5 million, respectively, for the three months ended June 30, 2012 and by $16 million and $8 million, respectively, for the six months ended June 30, 2012. These investments reduced our provision for income taxes by $11 million and $4 million, respectively, for the three months ended June 30, 2011 and by $18 million and $7 million, respectively, for the six months ended June 30, 2011. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

Our acquisition of Oakleaf did not materially impact our provision for income taxes or the effective income tax rate for the three or six months ended June 30, 2012. We did receive, as a part of the acquisition, income tax attributes comprised primarily of federal and state net operating losses. These tax attributes, when realized, will not affect our overall provision for income taxes, however, they will have a favorable impact on our cash taxes, although we do not anticipate the impact to be material to our overall cash flow from operations.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $11 million and $23 million for the three and six months ended June 30, 2012 and $13 million and $23 million for the three and six months ended June 30, 2011. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator Group. Refer to Note 13 to the Condensed Consolidated Financial Statements for information related to the consolidation of these variable interest entities.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of June 30, 2012 and December 31, 2011 (dollars in millions):

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$237	$258

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$120	$123
Tax-exempt bond funds	1	14
Debt service funds	22	—
Other	14	15

Total restricted trust and escrow accounts	$157	$152

Debt:
Current portion	$853	$631
Long-term portion	8,973	9,125

Total debt	$9,826	$9,756

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$93	$102

As of June 30, 2012, we had $1,004 million of debt maturing within the next twelve months, including $300 million of borrowings outstanding under the revolving credit facility, U.S. $112 million of advances outstanding under our Canadian credit facility, $400 million of 6.375% senior notes that mature in November 2012 and $143 million of tax-exempt bonds. We have classified $151 million of these borrowings as long-term as of June 30, 2012 based on our intent and ability to refinance these borrowings on a long-term basis. We also had $550 million of tax-exempt borrowings subject to repricing within the next twelve months, which were classified as long-term based on our intent and ability to fund any failed remarketings with available capacity under our revolving credit facility.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six-month period ended June 30 (in millions):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$1,144	$1,078

Net cash used in investing activities	$(903)	$(824)

Net cash used in financing activities	$(262)	$(425)

Net Cash Provided by Operating Activities — We generated $1,144 million of cash flows from operating activities during the six-month period ended June 30, 2012, compared with $1,078 million during the six-month period ended June 30, 2011. The $66 million increase year-over-year was primarily driven by the items described below:

•

Termination of interest rate swaps — In April 2012, we elected to terminate our $1 billion interest rate swap portfolio associated with senior notes that were scheduled to mature from November 2012 through March 2018. Upon termination of the swaps, we received $72 million in cash for their fair value. The cash proceeds received from the termination of interest rate swap agreements have been classified as a change in “Other assets” within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

•

Decrease in earnings — Our income from operations, excluding depreciation and amortization, decreased by $44 million, on a year-over-year basis. However, the earnings decline was driven in part by non-cash charges in 2012 for impairments of $34 million, for restructuring costs of $7 million and for a partial withdrawal from an underfunded multiemployer pension fund of $10 million, offset partially by a reduction of $14 million in non-cash charges attributable to equity-based compensation expense.

•

Decreased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $33 million lower on a year-over-year basis; however, we currently expect our full year cash tax payments to increase on a year-over-year basis as a result of the decrease in the bonus depreciation allowance from a deduction of 100% of qualifying capital expenditures for property placed in service in 2011 to a deduction of 50% of qualifying capital expenditures for property placed in service in 2012. See Liquidity Impacts of Income Tax Items below for additional information.

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was unfavorably impacted in 2012 by changes in our working capital accounts. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable changes, which are affected by both cost changes and timing of payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six-month period ended June 30, 2012 and 2011 are summarized below:

•

Capital expenditures — We used $730 million during the first half of 2012 for capital expenditures compared with $596 million in the first half of 2011, an increase of $134 million. The increase in capital expenditures in 2012 is a result of our increased spending on fueling infrastructure and growth initiatives. The comparison was also affected by timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $244 million of our fourth quarter 2011 spending was paid in cash in the first quarter of 2012 compared with approximately $206 million of our fourth quarter 2010 spending that was paid in the first quarter of 2011.

•

Acquisitions — Our spending on acquisitions was $154 million in the first half of 2012 compared with $157 million in the first half of 2011. In 2012, our acquisitions consisted primarily of interests in oil and gas producing properties through two transactions, for which we paid $94 million. The remainder of our 2012 acquisitions related to collection and recycling operations. In 2011, our acquisitions consisted primarily of collection and recycling operations as well as interests in oil and gas producing properties.

•

Investments in unconsolidated entities — We made $40 million and $91 million of cash investments in unconsolidated entities during the first half of 2012 and 2011, respectively. The investments in 2012 were related to furthering our goal of growing into new markets, while the investments made in 2011 were primarily related to a $48 million payment made to acquire a noncontrolling interest in a limited liability company that provides us with tax credits and $43 million of investments in green technologies related to our growth initiatives.

Net Cash Used in Financing Activities — During the six months ended June 30, 2012, net cash used in financing was $262 million compared with $425 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the six-month periods ended June 30, 2012 and 2011 are summarized below:

•	Debt borrowings and repayments — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Six Months Ended June 30,
	2012	2011
Borrowings:
Revolving credit facility	$150	$—
Canadian credit facility	115	—
Senior notes	—	396
Capital leases and other debt	47	8

	$312	$404

Repayments:
Canadian credit facility	$(142)	$(77)
Senior notes	—	(147)
Tax exempt bonds	(66)	(30)
Tax exempt project bonds	—	(25)
Capital leases and other debt	(63)	(35)

	$(271)	$(314)

Net borrowings	$41	$90

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Dividend payments and share repurchases — We paid $329 million in cash dividends in the first half of 2012 compared with $323 million in the first half of 2011. The increase in dividend payments is due to our quarterly per share dividends declared increasing from $0.34 in 2011 to $0.355 in 2012, partially offset by a reduction in the number of outstanding shares as a result of our share repurchase program in 2011.

•

We repurchased 4.7 million shares of our common stock for $176 million during the first half of 2011, of which approximately $8 million was paid in July 2011. There were no share repurchases during the first half of 2012.

•

Other — Net cash provided by our other financing activities was $9 million during the first six months of 2012 compared with net cash used of $44 million during the first six months of 2011 (including $7 million of financing costs paid to amend and restate our $2.0 billion revolving credit facility). The remaining use of cash in 2011 and the source of cash in 2012 were driven by changes in our accrued liabilities for checks written in excess of related cash balances due to the timing of cash deposits or payments.

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

In addition, as a result of the application of the depreciation safe harbor provisions of the Income Tax Regulations, our estimated income tax payments in 2012 are expected to be lower in the first nine months of the year as compared with 2011. However, we currently expect our full year tax payments to be approximately $180 million higher than the tax payments made in 2011.

Uncertain Tax Positions — We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that approximately $7 million of liabilities for uncertain tax positions, including accrued interest, and $3 million of related deferred tax assets may be reversed within the next twelve months. The anticipated reversals are related to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2012, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Information about market risks as of June 30, 2012, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls over Financial Reporting

Management, together with our principal executive and financial officers, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits.

Exhibit No.		Description
3.2	—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed July 26, 2012].

10.1	—

Resignation Agreement between the Company and Steven C. Preston dated July 5, 2012 and effective August 1, 2012 [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 5, 2012].

10.2	—	Form of 2012 RSU Award Agreement [incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 5, 2012].

10.3	—	First Amendment to Employment Agreement between the Company and James C. Fish, Jr. dated July 20, 2012.

10.4	—	Employment Agreement between the Company and John Morris dated June 18, 2012.

10.5	—	Employment Agreement between the Company and Mark Schwartz dated July 5, 2012.

31.1	—	Certification Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2	—

Certification Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended, of Steven C. Preston, Executive Vice President — Finance, Recycling and Energy Services.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Steven C. Preston, Executive Vice President — Finance, Recycling and Energy Services.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: July 26, 2012