Form 10-Q
period 2012-09-30
WASTE MANAGEMENT INC
filed 2012-10-31
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 23, 2012 was 463,899,149 (excluding treasury shares of 166,383,312).

PART I.

Item 1. Financial	Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$398	$258
Accounts receivable, net of allowance for doubtful accounts of $37 and $29, respectively	1,760	1,631
Other receivables	108	144
Parts and supplies	155	153
Deferred income taxes	79	78
Other assets	159	115

Total current assets	2,659	2,379
Property and equipment, net of accumulated depreciation and amortization of $16,005 and $15,308, respectively	12,518	12,242
Goodwill	6,259	6,215
Other intangible assets, net	405	457
Investments in unconsolidated entities	652	637
Other assets	580	639

Total assets	$23,073	$22,569

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$787	$838
Accrued liabilities	1,115	1,129
Deferred revenues	459	470
Current portion of long-term debt	826	631

Total current liabilities	3,187	3,068
Long-term debt, less current portion	9,166	9,125
Deferred income taxes	1,896	1,884
Landfill and environmental remediation liabilities	1,453	1,404
Other liabilities	759	698

Total liabilities	16,461	16,179

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,546	4,561
Retained earnings	6,820	6,721
Accumulated other comprehensive income	200	172
Treasury stock at cost, 166,415,015 and 169,749,709 shares, respectively	(5,284)	(5,390)

Total Waste Management, Inc. stockholders’ equity	6,288	6,070
Noncontrolling interests	324	320

Total equity	6,612	6,390

Total liabilities and equity	$23,073	$22,569

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues	$3,461	$3,522	$10,215	$9,972

Costs and expenses:
Operating	2,229	2,261	6,655	6,396
Selling, general and administrative	335	380	1,116	1,144
Depreciation and amortization	331	317	971	935
Restructuring	44	15	51	15
(Income) expense from divestitures, asset impairments and unusual items	22	6	55	6

	2,961	2,979	8,848	8,496

Income from operations	500	543	1,367	1,476

Other income (expense):
Interest expense	(123)	(118)	(366)	(358)
Interest income	2	1	4	6
Equity in net losses of unconsolidated entities	(17)	(7)	(35)	(20)
Other, net	(14)	2	(16)	4

	(152)	(122)	(413)	(368)

Income before income taxes	348	421	954	1,108
Provision for income taxes	125	136	329	377

Consolidated net income	223	285	625	731
Less: Net income attributable to noncontrolling interests	9	13	32	36

Net income attributable to Waste Management, Inc.	$214	$272	$593	$695

Basic earnings per common share	$0.46	$0.58	$1.28	$1.47

Diluted earnings per common share	$0.46	$0.58	$1.28	$1.46

Cash dividends declared per common share	$0.355	$0.34	$1.065	$1.02

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated net income	$223	$285	$625	$731

Other comprehensive income (loss), net of taxes:
Unrealized gains (losses) on derivative instruments:
Unrealized losses, resulting from changes in fair value, net of tax benefit of $(8), $(8), $(16) and $(16), respectively	(13)	(12)	(25)	(25)
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $6, $(12), $6 and $(6), respectively	10	(18)	10	(9)

	(3)	(30)	(15)	(34)
Unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $0, $(2), $1 and $(3), respectively	1	(3)	2	(4)
Foreign currency translation adjustments	39	(82)	41	(46)
Change in funded status of post-retirement benefit obligation, net of tax benefit of $0, $0, $0 and $(1), respectively	—	—	—	(2)

Other comprehensive income (loss), net of taxes	37	(115)	28	(86)

Comprehensive income	260	170	653	645
Less: Comprehensive income attributable to noncontrolling interests	9	13	32	36

Comprehensive income attributable to Waste Management, Inc.	$251	$157	$621	$609

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Consolidated net income	$625	$731
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	971	935
Deferred income tax provision	12	48
Interest accretion on landfill liabilities	62	62
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	2	21
Provision for bad debts	39	29
Equity-based compensation expense	21	38
Excess tax benefits associated with equity-based transactions	(10)	(7)
Net gain on disposal of assets	(11)	(13)
Effect of (income) expense from divestitures, asset impairments and unusual items and other	69	6
Equity in net losses of unconsolidated entities	35	20
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(112)	(146)
Other current assets	(45)	(25)
Other assets	102	35
Accounts payable and accrued liabilities	7	96
Deferred revenues and other liabilities	(49)	(93)

Net cash provided by operating activities	1,718	1,737

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(178)	(645)
Capital expenditures	(1,132)	(909)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	28	22
Net receipts from restricted trust and escrow accounts	15	74
Investments in unconsolidated entities	(61)	(92)
Other	(33)	15

Net cash used in investing activities	(1,361)	(1,535)

Cash flows from financing activities:
New borrowings	685	1,001
Debt repayments	(473)	(425)
Common stock repurchases	—	(528)
Cash dividends	(493)	(481)
Exercise of common stock options	39	40
Excess tax benefits associated with equity-based transactions	10	7
Distributions paid to noncontrolling interests	(31)	(30)
Other	44	(43)

Net cash used in financing activities	(219)	(459)

Effect of exchange rate changes on cash and cash equivalents	2	—

Increase (decrease) in cash and cash equivalents	140	(257)
Cash and cash equivalents at beginning of period	258	539

Cash and cash equivalents at end of period	$398	$282

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Noncontrolling Interests
	Total	Shares	Amounts				Shares	Amounts
Balance, December 31, 2011	$6,390	630,282	$6	$4,561	$6,721	$172	(169,750)	$(5,390)	$320
Consolidated net income	625	—	—	—	593	—	—	—	32
Other comprehensive income, net of taxes	28	—	—	—	—	28	—	—	—
Cash dividends declared	(493)	—	—	—	(493)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	86	—	—	(19)	(1)	—	3,329	106	—
Distributions paid to noncontrolling interests	(31)	—	—	—	—	—	—	—	(31)
Other	7	—	—	4	—	—	6	—	3

Balance, September 30, 2012	$6,612	630,282	$6	$4,546	$6,820	$200	(166,415)	$(5,284)	$324

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

Through the third quarter of 2012, we managed and evaluated our operations primarily through our Eastern, Midwest, Southern, Western and Wheelabrator operating Groups. Our four geographic operating Groups provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services for residential, commercial, industrial and municipal customers throughout North America. Our Wheelabrator Group provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our five Groups, including the operations of Oakleaf Global Holdings acquired on July 28, 2011 (“Oakleaf”), which are presented in this report as “Other.” Additional information related to our segments and to our acquisition of Oakleaf can be found in Note 8 and in Note 9, respectively.

In July 2012, we announced a reorganization of our operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. We are in the process of implementing the reorganization and we expect it to be completed by the end of 2012. Once the reorganization has been completed, our reportable segments will be realigned to conform with our new management structure. See Note 10 for additional information related to this reorganization.

The Condensed Consolidated Financial Statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, deferred income taxes and reserves associated with our insured and self-insured claims. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

In the second quarter of 2012, we believed that the fair value of our Wheelabrator Group could potentially be less than its carrying amount because of the negative effect on our revenues of the continued deterioration of electricity commodity prices, coupled with our continued increased exposure to market prices as a result of the expiration of several long-term, fixed-rate electricity commodity contracts at our waste-to-energy and independent power facilities, and the expiration of several long-term disposal contracts at above-market rates. As a result, we performed an interim impairment analysis of our Wheelabrator Group’s goodwill balance, which was $788 million as of June 30, 2012.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We performed an interim quantitative assessment using both an income and a market approach, which indicated that the estimated fair value of our Wheelabrator Group exceeded its carrying value; however, the amount by which the fair value exceeded the carrying value declined significantly from the most recent annual impairment test performed at October 1, 2011. At that time, our Wheelabrator Group’s estimated fair value exceeded its carrying value by approximately 30%, as compared with slightly greater than 10% as of the interim impairment test performed in the second quarter of 2012. If market prices for electricity worsen or do not recover as we have projected, if our disposal rates continue to decline, or if our costs and capital expenditures exceed our forecasts, the estimated fair value of our Wheelabrator Group could decrease further and potentially result in an impairment charge in a future period. We continue to monitor our Wheelabrator Group for possible impairment of their goodwill balance.

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

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2012			December 31, 2011
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$118	$36	$154	$123	$38	$161
Long-term	1,225	228	1,453	1,169	235	1,404

	$1,343	$264	$1,607	$1,292	$273	$1,565

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2011 and the nine months ended September 30, 2012 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2010	$1,266	$284
Obligations incurred and capitalized	49	—
Obligations settled	(80)	(37)
Interest accretion	84	6
Revisions in cost estimates and interest rate assumptions	(30)	23
Acquisitions, divestitures and other adjustments	3	(3)

December 31, 2011	1,292	273
Obligations incurred and capitalized	43	—
Obligations settled	(58)	(19)
Interest accretion	62	3
Revisions in cost estimates and interest rate assumptions	4	7
Acquisitions, divestitures and other adjustments	—	—

September 30, 2012	$1,343	$264

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

3.    Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2012:

	September 30, 2012	December 31, 2011
Revolving credit facility (weighted average interest rate of 1.5% at December 31, 2011)	$—	$150
Letter of credit facilities	—	—
Canadian credit facility (weighted average effective interest rate of 2.0% at September 30, 2012 and 1.8% at December 31, 2011)	117	137
Senior notes and debentures, maturing through 2039, interest rates ranging from 2.6% to 7.75% (weighted average interest rate of 5.8% at September 30, 2012 and 6.0% at December 31, 2011)	6,711	6,228
Tax-exempt bonds maturing through 2041, fixed and variable interest rates ranging from 0.2% to 7.4% (weighted average interest rate of 2.9% at September 30, 2012 and 3.1% at December 31, 2011)	2,680	2,771
Tax-exempt project bonds, maturing through 2029, fixed and variable interest rates ranging from 0.2% to 3.4% (weighted average interest rate of 1.4% at September 30, 2012 and 1.3% at December 31, 2011)	86	86
Capital leases and other, maturing through 2055, interest rates up to 12%	398	384

	9,992	9,756
Current portion of long-term debt	826	631

	$9,166	$9,125

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Classification

As of September 30, 2012, we had $708 million of debt maturing within the next twelve months, including U.S. $117 million of advances outstanding under our Canadian credit facility, $400 million of 6.375% senior notes that mature in November 2012 and $141 million of tax-exempt bonds. We also had $663 million of tax-exempt borrowings subject to repricing within the next twelve months. We have classified $545 million of these tax-exempt borrowings as long-term based on our intent and ability to fund any failed remarketings with available capacity under our revolving credit facility.

Revolving Credit and Letter of Credit Facilities

As of September 30, 2012, we had an aggregate committed capacity of $2.5 billion for letters of credit under various credit facilities. Our $2.0 billion revolving credit facility expires in May 2016 and is our primary source of letter of credit capacity. Our remaining letter of credit capacity is provided under facilities with terms that extend from June 2013 to June 2015. As of September 30, 2012, we had an aggregate of $1.5 billion of letters of credit outstanding under various credit facilities. Approximately $1.0 billion of these letters of credit have been issued under our revolving credit facility.

Debt Borrowings and Repayments

Revolving credit facility — During the nine months ended September 30, 2012, we have had net repayments under our revolving credit facility of $150 million.

Canadian credit facility — We repaid $27 million of net advances under our Canadian credit facility during the nine months ended September 30, 2012.

Senior notes — In September 2012, we issued $500 million of 2.9% senior notes due September 15, 2022. The net proceeds from the debt issuance were $495 million. We intend to use a portion of these proceeds to repay $400 million of 6.375% senior notes that mature in November 2012. All remaining proceeds will be used for general corporate purposes. Pending repayment of the senior notes due November 2012, we used a portion of the proceeds to repay borrowings outstanding under our revolving credit facility.

Tax-exempt bonds — During the nine months ended September 30, 2012, we repaid $91 million of our tax-exempt bonds with available cash at their scheduled maturities. In addition, we issued $43 million of tax-exempt bonds, the proceeds of which were used to repay tax-exempt bonds at their scheduled maturities.

4.    Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2012	December 31, 2011
Electricity commodity contracts	Current other assets	$1	$5
Interest rate contracts	Long-term other assets	—	73

Total derivative assets		$1	$78

Interest rate contracts	Current accrued liabilities	$—	$42
Electricity commodity contracts	Current accrued liabilities	4	—
Foreign exchange contracts	Long-term accrued liabilities	16	2
Interest rate contracts	Long-term accrued liabilities	42	32

Total derivative liabilities		$62	$76

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have not offset fair value amounts recognized for our derivative instruments. For information related to the inputs used to measure our derivative assets and liabilities at fair value, refer to Note 12.

Interest Rate Derivatives

Interest Rate Swaps

We have used interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of September 30, 2012 and December 31, 2011, we had approximately $6.6 billion and $6.1 billion in fixed-rate senior notes outstanding, respectively. As of December 31, 2011, the interest payments on $1 billion, or 16%, of these senior notes were swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates. In April 2012, we elected to terminate our interest rate swaps and, upon termination, we received $76 million in cash for their fair value plus accrued interest receivable. The terminated interest rate swaps were associated with senior notes that are scheduled to mature from November 2012 to March 2018. The associated fair value adjustments to long-term debt are being amortized as a reduction to interest expense over the remaining terms of the underlying debt using the effective interest method. The cash proceeds received from our termination of the swaps have been classified as a change in “Other assets” within “Net cash provided by operating activities” in the Condensed Consolidated Statement of Cash Flows.

We designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $85 million as of September 30, 2012 and $102 million as of December 31, 2011. Gains or losses on the derivatives as well as the offsetting losses or gains on the hedged items attributable to our interest rate swaps are recognized in current earnings. We include gains and losses on our interest rate swaps as adjustments to interest expense, which is the same financial statement line item where offsetting gains and losses on the related hedged items are recorded. The following table summarizes the fair value adjustments from active interest rate swaps and the underlying hedged items on our results of operations (in millions):

Three Months Ended September 30,	Statement of Operations Classification	Gain (Loss) on Swap	Gain (Loss) on Fixed-Rate Debt
2012	Interest expense	$—	$—
2011	Interest expense	$25	$(25)

Nine Months Ended September 30,	Statement of Operations Classification	Gain (Loss) on Swap	Gain (Loss) on Fixed-Rate Debt
2012	Interest expense	$(1)	$1
2011	Interest expense	$37	$(37)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Decrease to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	2012	2011	2012	2011
Periodic settlements of active swap agreements(a)(b)	$—	$7	$7	$18
Terminated swap agreements(b)	7	2	16	8

	$7	$9	$23	$26

(a)

These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations were based on a spread from the three-month LIBOR.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)

Due to our election to terminate our interest rate swap portfolio with a notional amount of $1 billion in April 2012, periodic settlements of active swap agreements have decreased and amortization to interest expense of terminated swap agreements has increased.

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

During the first quarter of 2011 and the third quarter of 2012, $150 million and $200 million, respectively, of these forward-starting interest rate swaps were terminated contemporaneously with the actual issuance of senior notes in February 2011 and September 2012, respectively, and we paid cash of $9 million and $59 million, respectively, to settle the liabilities related to these swap agreements. The ineffectiveness recognized upon termination of these hedges was immaterial and the related deferred losses continue to be recognized as a component of “Accumulated other comprehensive income.” The deferred losses are being amortized as an increase to interest expense over the ten-year life of the related senior note issuances using the effective interest method.

The active forward-starting interest rate swaps outstanding as of September 30, 2012 relate to an anticipated debt issuance in March 2014. As of September 30, 2012, the fair value of these active interest rate derivatives was comprised of $42 million of long-term liabilities compared with $32 million of long-term liabilities as of December 31, 2011.

We recognized pre-tax and after-tax losses of $3 million and $2 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended September 30, 2012 and pre-tax and after-tax losses of $28 million and $17 million, respectively, during the nine months ended September 30, 2012. We recognized pre-tax and after-tax losses of $46 million and $28 million, respectively, to other comprehensive income for changes in the fair value of our forward-starting interest rate swaps during the three months ended September 30, 2011 and $53 million and $33 million, respectively, during the nine months ended September 30, 2011. Pre-tax and after-tax losses of $2 million and $1 million, respectively, for the three and nine months ended September 30, 2012 were reclassified out of accumulated other comprehensive income and into interest expense. The losses reclassified to interest expense were immaterial for the three and nine months ended September 30, 2011. As of September 30, 2012, $7 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months. There was no significant ineffectiveness associated with these hedges during the three and nine months ended September 30, 2012 or 2011.

Treasury Rate Locks

In prior years, we used Treasury rate locks to secure underlying interest rates in anticipation of senior note issuances. The deferred losses, net of taxes, associated with these cash flow hedges were $8 million at September 30, 2012 and $12 million at December 31, 2011, which are included in “Accumulated other comprehensive income.” These deferred losses are reclassified as an increase to interest expense over the life of the related senior note issuances, which extend through 2032. Pre-tax and after-tax losses of $2 million for the three-month period ended September 30, 2012 and pre-tax and after-tax losses of $6 million and $4 million, respectively, for the nine-month period ended September 30, 2012, were reclassified out of accumulated other comprehensive income and into interest expense. Pre-tax and after-tax losses of $2 million and $1 million, respectively, for the three-month period ended September 30, 2011, and pre-tax and after-tax losses of $6 million and $3 million, respectively, for the nine-month period ended September 30, 2011, were reclassified out of accumulated other comprehensive income and into interest expense. As of September 30, 2012, $2 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit-Risk-Related Contingent Features

Our interest rate derivative instruments have in the past and may in the future contain provisions related to the Company’s credit rating. These provisions generally provide that if the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of September 30, 2012, we did not have any interest rate derivatives outstanding that contained these credit-risk related provisions.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Waste Management Holdings, Inc., a wholly-owned subsidiary (“WM Holdings”), and its Canadian subsidiaries. As of September 30, 2012, we had foreign currency forward contracts outstanding for all of the anticipated cash flows associated with a debt arrangement between these wholly-owned subsidiaries. The hedged cash flows as of September 30, 2012 include C$370 million of principal, which is scheduled for payment on October 31, 2013, and scheduled interest payments of C$11 million on November 30, 2012 and C$10 million on October 31, 2013. We designated the forward contracts as cash flow hedges.

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

Three Months Ended September 30,	Derivative Gain or (Loss) Recognized in OCI (Effective Portion)	Statement of Operations Classification	Derivative Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
2012	$(15)	Other income (expense)	$(14)
2011	$25	Other income (expense)	$33

Nine Months Ended September 30,	Derivative Gain or (Loss) Recognized in OCI (Effective Portion)	Statement of Operations Classification	Derivative Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
2012	$(14)	Other income (expense)	$(17)
2011	$11	Other income (expense)	$21

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. Adjustments to other comprehensive income for changes in the fair value of our foreign currency cash flow hedges resulted in the recognition of after-tax losses of $9 million and $8 million during the three and nine months ended September 30, 2012, respectively, and after-tax gains of $15 million and $7 million during the three and nine months ended September 30, 2011, respectively. After-tax adjustments for the reclassification of losses from accumulated other comprehensive income into income were $8 million and $10 million during the three and nine months ended September 30, 2012, respectively. After-tax adjustments for the reclassification of gains from accumulated other comprehensive income into income were $20 million and $13 million during the three and nine months ended September 30, 2011, respectively. Ineffectiveness has been included in other income and expense during each of the reported periods. There was no significant ineffectiveness associated with these hedges during the three and nine months ended September 30, 2012 or 2011.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Electricity Commodity Derivatives

We use short-term “receive fixed, pay variable” electricity commodity swaps to reduce the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 1.55 million megawatt hours, or approximately 50%, of our Wheelabrator Group’s full year 2011 merchant electricity sales, and the swaps executed through September 30, 2012 are expected to hedge about 628,800 megawatt hours, or 20%, of the Wheelabrator Group’s full year 2012 merchant electricity sales. For the three-month periods ended September 30, 2012 and 2011, we hedged 16% and 46%, respectively, of our merchant electricity sales. For the nine-month periods ended September 30, 2012 and 2011, we hedged 21% and 49%, respectively, of our merchant electricity sales.

We recognized pre-tax and after-tax losses of $3 million and $2 million, respectively, in other comprehensive income for changes in the fair value of our electricity commodity derivatives during the three months ended September 30, 2012 and pre-tax and after-tax gains of $1 million and less than $1 million, respectively, for the nine months ended September 30, 2012. We recognized pre-tax and after-tax adjustments of $2 million and $1 million, respectively, for the reclassification of gains from accumulated other comprehensive income into income as a component of “Operating revenues” during the three months ended September 30, 2012 and $9 million and $5 million, respectively, for the nine months ended September 30, 2012. All financial statement impacts associated with these derivatives were immaterial for the three and nine months ended September 30, 2011. There was no significant ineffectiveness associated with these cash flow hedges during the three and nine months periods ended September 30, 2012 or 2011.

5.    Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2012 was 36.1% and 34.5%, respectively, compared with 32.3% and 34.0% for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2012 were primarily due to the favorable impact of federal tax credits, audit settlements and the realization of additional acquired federal net operating losses. These favorable items were more than offset during the third quarter and almost entirely offset during the nine months by the unfavorable impacts of adjustments to our accruals and related deferred taxes due to the filing of our 2011 income tax returns, state and local income taxes, a Canadian provincial tax rate increase and the tax implications of impairments of unconsolidated investments. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2011 were primarily due to the favorable impact of federal tax credits, audit settlements and adjustments to our accruals due to the filing of our 2010 income tax returns, offset in part by the unfavorable impact of state and local income taxes.

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

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results and other reductions in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2012 and 2011, we recognized less than $1 million and $2 million, respectively, of net losses resulting from our share of the entity’s operating losses. Our tax provision for the three and nine months ended September 30, 2012 and 2011 was reduced, primarily as a result of tax credits realized from this investment, by $6 million and $14 million and by $4 million and $11 million, respectively. See Note 13 for additional information related to this investment.

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

We account for our investment in this entity using the equity method of accounting. We recognize our share of the entity’s results and reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the three and nine months ended September 30, 2012, we recognized $6 million and $18 million of losses relating to our equity investment in this entity, $2 million and $5 million of interest expense, and a reduction in our tax provision of $11 million (including $8 million of tax credits) and $27 million (including $18 million of tax credits), respectively. During the three and nine months ended September 30, 2011, we recognized $5 million and $17 million of losses associated with our equity investment, $2 million and $6 million of interest expense, and a reduction in our tax provision of $9 million (including $7 million of tax credits) and $27 million (including $18 million of tax credits), respectively.

Recent Legislation — The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, signed into law on December 17, 2010, included an extension of the bonus depreciation allowance through the end of 2012 and increased the amount of qualifying capital expenditures that can be depreciated immediately from 50% to 100%. The 100% depreciation deduction applied to qualifying property placed in service from September 8, 2010 through December 31, 2011. The depreciation deduction for qualifying property placed in service in 2012 has been reduced to 50%. The acceleration of deductions on capital expenditures resulting from the bonus depreciation provisions has no impact on our effective tax rate, but reduces our cash taxes in the periods in which the deductions are taken.

The acceleration of depreciation deductions related to qualifying property additions in 2011 decreased our full year 2011 cash taxes by approximately $190 million and, based on our current forecast of 2012 capital expenditures, we estimate a reduction in our full year 2012 cash taxes of approximately $90 million related to qualifying property additions in 2012. However, taking accelerated deductions results in increased cash taxes in subsequent periods when the deductions for these capital expenditures would have otherwise been taken.

6.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Number of common shares outstanding at end of period	463.9	461.2	463.9	461.2
Effect of using weighted average common shares outstanding	0.2	7.1	(0.6)	11.5

Weighted average basic common shares outstanding	464.1	468.3	463.3	472.7
Dilutive effect of equity-based compensation awards and other contingently issuable shares	0.8	1.4	0.9	1.8

Weighted average diluted common shares outstanding	464.9	469.7	464.2	474.5

Potentially issuable shares	16.5	17.3	16.5	17.3
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	8.1	9.9	8.1	6.4

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties in the ordinary course of business for both consolidated and unconsolidated entities. Guarantee agreements outstanding as of September 30, 2012 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $10 million; and (ii) agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 20 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing, and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Matters — A significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection as we are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a site. In addition to remediation activity required by state or local authorities, such liabilities include potentially responsible party, or PRP, investigations. The costs associated with these liabilities can include settlements and certain legal and consultant fees, as well as incremental internal and external costs directly associated with site investigation and clean-up.

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $150 million higher than the $264 million recorded in the Condensed Consolidated Financial Statements as of September 30, 2012. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of September 30, 2012, we had been notified that we are a PRP in connection with 80 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 80 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own was initially developed as a landfill disposal facility by one or more other parties. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 64 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

Additionally, the United States Attorney’s Office for the District of Hawaii has commenced an investigation prompted by allegations of violations of the federal Clean Water Act involving discharge of stormwater at the Waimanalo Gulch Sanitary Landfill, located on Oahu, in connection with three major storm events in December 2010 and January 2011. No formal enforcement action has been brought against the Company. While we could potentially be subject to sanctions, including requirements to pay monetary penalties, in connection with a future proceeding that may arise from the investigation, a range of loss cannot currently be estimated because no proceeding has yet commenced and significant factual and legal issues remain. We are cooperating with the U.S. Attorney’s Office.

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

During the second quarter of 2010, the Court dismissed certain claims against individual defendants, including all claims against each of the current members of our Board of Directors. Previously, plaintiffs dismissed all claims related to the settlement of the securities class action against WM that was settled in 2002,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the court certified a limited class of participants who may bring claims on behalf of the plan, but not individually. During the third quarter of 2011, the Court ruled in favor of WM and two former employees dismissing all claims brought by the plaintiffs related to the decision to offer WM stock as an investment option within the plan. We have reached a settlement with the plaintiffs on this matter, with a proposed class settlement agreement submitted to the Court on October 17, 2012. We anticipate all the details with respect to the settlement will be resolved and finally approved by the Court within the next few months. We do not believe the settlement could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

In October 2011 and January 2012, we were named as a defendant in a purported class action in the Circuit Court of Sarasota County, Florida and the Circuit Court of Lawrence County Alabama, respectively. These cases primarily pertain to our fuel and environmental charges included on our invoices, generally alleging that such charges were not properly disclosed, were unfair and were contrary to the customer service contracts. The law firm that filed these lawsuits had filed, in 2008, a purported class action against subsidiaries of WM in Bullock County, Alabama, making similar allegations. The prior Alabama suit was removed to federal court, where the federal court ultimately dismissed the plaintiffs’ national class action claims. The plaintiffs then elected to dismiss the case without prejudice. We will vigorously defend against these pending lawsuits. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss cannot currently be estimated.

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

WM’s charter and bylaws provide that WM shall indemnify against all liabilities and expenses, and upon request shall advance expenses to, any person who is subject to a pending or threatened proceeding because such person is a director or officer of the Company. Such indemnification is required to the maximum extent permitted under Delaware law. Accordingly, the director or officer must reimburse the Company for any fees advanced if it is later determined that the director or officer was not entitled to have such fees advanced under Delaware law. Additionally, WM has entered into separate indemnification agreements with each of the members of its Board

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Directors, and the employment agreements between WM and its Chief Executive Officer, Chief Financial Officer and other executive and senior vice presidents contain a direct contractual obligation of the Company to provide indemnification to the executive. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings that may be brought against its former or current officers, directors and employees.

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

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2011 and 2012 and expect these audits to be completed within the next three and 15 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. We have finalized audits in Canada through the 2005 tax year and are not currently under audit for any subsequent tax years in Canada. On July 28, 2011, we acquired Oakleaf, which is subject to IRS examinations for years dating back to 2009 and state income tax examinations for years dating back to 2002. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

8.    Segment and Related Information

Through the third quarter of 2012, we managed and evaluated our operations primarily through our Eastern, Midwest, Southern, Western and Wheelabrator operating Groups. These five Groups are presented below as our reportable segments. Our four geographic operating Groups provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services for residential, commercial, industrial and municipal

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers throughout North America. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants in the United States and participates in the design, construction, operation and management of waste-to-energy facilities through investments and consolidated entities in China and Europe. In addition, the Oakleaf operations we acquired on July 28, 2011 represent a separate operating segment; however, they do not meet the criteria to be presented as a separate reportable segment. The operations not managed through our five operating Groups, including the Oakleaf operations, are presented herein as “Other.” See Note 9 for additional information related to our acquisition of Oakleaf.

In July 2012, we announced a reorganization of our operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. We are in the process of implementing the reorganization, which includes the elimination of our four existing geographic Groups, and we expect it to be completed by the end of 2012. Once the reorganization has been completed, our reportable segments will be realigned to conform with our new management structure. See Note 10 for additional information related to this reorganization.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three and nine months ended September 30 is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
September 30, 2012
Eastern	$778	$(158)	$620	$142
Midwest	833	(141)	692	175
Southern	862	(140)	722	180
Western	840	(127)	713	129
Wheelabrator	218	(30)	188	43
Other	552	(26)	526	(22)

	4,083	(622)	3,461	647
Corporate and Other	—	—	—	(147)

Total	$4,083	$(622)	$3,461	$500

September 30, 2011
Eastern	$822	$(139)	$683	$146
Midwest	847	(123)	724	175
Southern	853	(104)	749	194
Western	841	(114)	727	154
Wheelabrator	228	(28)	200	57
Other	462	(23)	439	(40)

	4,053	(531)	3,522	686
Corporate and Other	—	—	—	(143)

Total	$4,053	$(531)	$3,522	$543

Nine Months Ended:
September 30, 2012
Eastern	$2,294	$(434)	$1,860	$416
Midwest	2,412	(388)	2,024	504
Southern	2,575	(386)	2,189	567
Western	2,472	(365)	2,107	405
Wheelabrator	631	(92)	539	62
Other	1,564	(68)	1,496	(94)

	11,948	(1,733)	10,215	1,860
Corporate and Other	—	—	—	(493)

Total	$11,948	$(1,733)	$10,215	$1,367

September 30, 2011
Eastern	$2,326	$(387)	$1,939	$407
Midwest	2,403	(355)	2,048	460
Southern	2,553	(307)	2,246	579
Western	2,456	(336)	2,120	436
Wheelabrator	664	(89)	575	112
Other	1,085	(41)	1,044	(75)

	11,487	(1,515)	9,972	1,919
Corporate and Other	—	—	—	(443)

Total	$11,487	$(1,515)	$9,972	$1,476

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fluctuations in our operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business and operating segment, changes in commodity prices and by general economic conditions. In addition, our revenues and income from operations typically reflect seasonal patterns. Our operating revenues normally tend to be somewhat higher in the summer months, primarily due to the traditional seasonal increase in the volume of construction and demolition waste. Historically, the volumes of industrial and residential waste in certain regions in which we operate have tended to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

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

9.    Acquisitions

Oakleaf — On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf. Oakleaf provides outsourced waste and recycling services principally through a nationwide network of third-party haulers. The operations we acquired generated approximately $580 million in revenues in 2010. We acquired Oakleaf to advance our growth and transformation strategies and increase our national accounts customer base while enhancing our ability to provide comprehensive environmental solutions. For the year ended December 31, 2011, we incurred $1 million of acquisition-related costs, which were classified as “Selling, general and administrative” expenses. For the three- and nine-month periods ended September 30, 2012, Oakleaf recognized revenues of $143 million and $438 million, respectively, and net losses of $4 million and $8 million, respectively. These amounts are included in our Condensed Consolidated Statement of Operations.

The following table shows adjustments since December 31, 2011 to the allocation of the purchase price of Oakleaf to the assets acquired and liabilities assumed based on their estimated fair value and is final as of September 30, 2012 (in millions):

	December 31, 2011	Adjustments	September 30, 2012
Accounts and other receivables	$70	$1	$71
Other current assets	28	—	28
Property and equipment	72	(2)	70
Goodwill	327	1	328
Other intangible assets	87	—	87
Accounts payable	(82)	—	(82)
Accrued liabilities	(48)	—	(48)
Deferred income taxes, net	(10)	1	(9)
Other liabilities	(12)	(1)	(13)

Total purchase price	$432	$—	$432

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the final allocation of the purchase price to other intangible assets (amounts in millions, except for amortization periods):

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

The following pro forma consolidated results of operations for the three and nine months ended September 30, 2011 have been prepared as if the acquisition of Oakleaf occurred at January 1, 2011 (in millions, except per share amounts):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Operating revenues	$3,566	$10,287
Net income attributable to Waste Management, Inc.	272	689
Basic earnings per common share	0.58	1.46
Diluted earnings per common share	0.58	1.45

Other — During the nine months ended September 30, 2012, we paid $94 million for interests in oil and gas producing properties through two transactions. The purchase price was allocated primarily to “Property and equipment.” Additionally, during the nine months ended September 30, 2012 we acquired 21 other businesses related to our collection and recycling operations.

10.    Restructuring

2012 Restructurings — In July 2012, we announced a reorganization of operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. Principal organizational changes being implemented include removal of the management layer consisting of our four existing geographic Groups; consolidation and reduction of the number of Areas managing the core collection, disposal and recycling businesses from 22 to 17; and reduction of corporate support staff in an effort to better align support with the needs of the operating units.

We are in the process of implementing this restructuring plan and we expect it to be completed by the end of 2012. We currently estimate that approximately 700 employee positions throughout the Company, including positions at both the management and support levels, will be eliminated. Voluntary separation arrangements were offered to many in certain levels of management.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, during the first nine months of 2012, we recognized employee severance and benefits restructuring charges associated with the reorganization of Oakleaf that began in 2011 and certain other actions taken by the Company in early 2012.

During the third quarter of 2012, we recognized pre-tax charges of $44 million associated with these restructuring activities, $39 million of which related to employee severance and benefit costs. The remainder of the charge was primarily related to abandoned operating leases. We currently expect to incur additional restructuring charges in the fourth quarter of 2012, consisting of employee severance and benefits expenses and facility, lease and other related expenses, in the range of $20 million to $30 million. The additional restructuring charges are an estimate, and actual charges may vary materially based on various factors, including the number of employee terminations; facility, lease or other restructuring charges that are not yet estimable; and changes in management’s objectives.

The following table summarizes the employee severance and benefit costs and other charges recognized for these restructuring activities by each of our current reportable segments and our Corporate and Other organizations for the three and nine months ended September 30, 2012 (in millions):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Eastern	$3	$4
Midwest	5	5
Southern	5	7
Western	9	9
Wheelabrator	1	1
Corporate and Other	21	25

Total	$44	$51

2011 Restructurings — Beginning in July 2011, we took steps to streamline our organization as part of our cost savings programs. This reorganization eliminated over 700 employee positions throughout the Company, including approximately 300 open positions. Additionally, subsequent to our acquisition of Oakleaf, we incurred charges in connection with restructuring that organization. During the year ended December 31, 2011, we recognized a total of $19 million of pre-tax restructuring charges, of which $18 million were related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

Through September 30, 2012, we have paid a total of approximately $29 million of the employee severance and benefit costs incurred as a result of these combined 2012 and 2011 restructuring efforts.

11.    Asset Impairments and Unusual Items

(Income) expense from divestitures, asset impairments and unusual items — During the third quarter of 2012, we recognized impairment charges aggregating $21 million, relating in large part to (i) the impairment of a note receivable from an entity that we invested in that is now being liquidated (see “Equity in net losses of unconsolidated entities” discussion below), (ii) the impairment of certain related assets due to our decision not to use or develop those assets and (iii) the impairment of an oil and gas well as a result of projected operating losses that caused us to write-down the carrying value of the oil and gas well to its estimated fair value. These charges are included in our “Other” operations in Note 8.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2011, we recognized impairment charges relating to two facilities in our medical waste services business, in addition to the two facilities impaired in the second quarter and discussed above, as a result of the closure of one site and as a result of continuing operating losses at the other site. We wrote down the net book values of the sites to their estimated fair values.

Equity in net losses of unconsolidated entities — During the third quarter of 2012, we recognized a charge of $10 million related to a payment we made under a guarantee on behalf of an unconsolidated entity accounted for under the equity method.

Other income (expense) — During the third quarter of 2012, we recognized an impairment charge of $14 million relating to an other-than-temporary decline in the value of an investment accounted for under the cost method. We wrote down the carrying value of our investment to its fair value based on other third-party investors’ recent transactions in these securities, which are considered to be the best evidence of fair value currently available. This charge is recorded in “Other, net” in our Condensed Consolidated Statement of Operations.

12.    Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at September 30, 2012 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$270	$270	$—	$—
Available-for-sale securities	164	139	—	25
Electricity commodity derivatives	1	—	1	—

Total assets	$435	$409	$1	$25

Liabilities:
Electricity commodity derivatives	$4	$—	$4	$—
Foreign exchange derivatives	16	—	16	—
Interest rate derivatives	42	—	42	—

Total liabilities	$62	$—	$62	$—

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 31, 2011 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$120	$120	$—	$—
Available-for-sale securities	179	154	—	25
Interest rate derivatives	73	—	73	—
Electricity commodity derivatives	5	—	5	—

Total assets	$377	$274	$78	$25

Liabilities:
Interest rate derivatives	$74	$—	$74	$—
Foreign exchange derivatives	2	—	2	—

Total liabilities	$76	$—	$76	$—

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

Fair Value of Debt

At September 30, 2012, the carrying value of our debt was approximately $10.0 billion compared with $9.8 billion at December 31, 2011. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 4.

The estimated fair value of our debt was approximately $11.5 billion at September 30, 2012 and approximately $10.8 billion at December 31, 2011. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments. The increase in the fair value of our debt when comparing September 30, 2012 with December 31, 2011 is attributable to net borrowings during 2012, increases in market prices for corporate debt securities and decreases in current market rates on fixed-rate tax-exempt bonds.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2012 and December 31, 2011. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% proportionate to their respective equity interests. All capital allocations made through September 30, 2012 have been based on initial capital account balances as the target returns have not yet been achieved.

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

As of September 30, 2012 and December 31, 2011, our Condensed Consolidated Balance Sheets included $299 million and $308 million, respectively, of net property and equipment associated with the LLCs’ waste-to-energy facilities and $250 million and $246 million, respectively, in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. As of September 30, 2012 and December 31, 2011, all debt obligations of the LLCs had been paid in full and, therefore, the LLCs had no liabilities. We recognized reductions in earnings of $9 million and $34 million for the three and nine months ended September 30, 2012 respectively, and $13 million and $38 million for the three and nine months ended September 30, 2011, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Unconsolidated Variable Interest Entities

Investment in U.K. Waste-to-Energy and Recycling Entity — In the first quarter of 2012, we established a U.K. limited liability company (the “Ltd.”) along with our joint venture partner, a commercial entity in the waste management industry, to develop, construct, operate and maintain a waste-to-energy and recycling facility in England. We own a 50% interest in this joint venture. The total cost of constructing this facility is expected to be £200 million, or $323 million based on the exchange rate as of September 30, 2012. The Ltd. will be funded primarily through loans from the joint venture partners and loans under the Ltd.’s credit facility agreements with third-party financial institutions. The funds loaned under the credit facility agreements will be used for the development and construction of the facility. We are committed to provide up to £57 million, or $92 million based on the exchange rate as of September 30, 2012, of funding to the Ltd. Our actual commitment may be more or less depending on the actual cost of the facility. Through September 30, 2012, we had funded approximately £7 million, or $11 million, through loans and less than $1 million through equity contributions. These amounts are included in our Condensed Consolidated Balance Sheet as long-term “Other assets” and “Investments in unconsolidated entities,” respectively. In addition to the funding commitments described above, the Ltd. has entered into certain foreign currency and interest rate derivatives at the direction of the authority. The impacts of gains or losses incurred on these derivatives will ultimately be remitted to or recoverable from the authority under the terms of the project, and accordingly, are not reflected in our equity in net losses of unconsolidated entities. We also have guaranteed the performance of certain management services for the project for which our maximum exposure under the guarantee is not material.

In addition, a wholly-owned subsidiary of the Company will be responsible for constructing the waste-to-energy facility for the Ltd. under a fixed-price construction contract. Once the facility is constructed, a majority-owned subsidiary of the Company will be responsible for operating and maintaining the facility for the Ltd. under a substantially fixed-price operating and maintenance contract. Under the operating and maintenance contract, we have guaranteed our ability to operate this facility at certain performance levels that we believe are within our control to achieve. We also will be jointly responsible, along with our Ltd. joint venture partner, for the performance of sales and marketing services for the Ltd. through a 50%-owned and unconsolidated entity. The fixed-price components of the above-mentioned contracts were established based on estimates of expected construction, operation and maintenance costs. However, we are subject to variation in our expected profits or potential losses if the actual costs differ from the costs established in the contracts. Our maximum exposure to loss under these contracts cannot be quantified.

We determined that we are not the primary beneficiary of the Ltd. as all decision-making responsibility is shared jointly with our joint venture partner. As such, we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate this entity.

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. As of September 30, 2012 and December 31, 2011, our investment balance was $27 million and $35 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Future contributions will commence once certain levels of tax credits have been generated and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. As of September 30, 2012 and December 31, 2011, our investment balance was $160 million and $178 million, respectively, and our debt balance was $158 million and $176 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheet. These trusts had a fair value of $121 million at September 30, 2012 and $123 million at December 31, 2011. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheet, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $111 million as of September 30, 2012 and $107 million as of December 31, 2011. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.”

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$270	$—	$128	$—	$398
Other current assets	—	—	2,261	—	2,261

	270	—	2,389	—	2,659
Property and equipment, net	—	—	12,518	—	12,518
Investments in and advances to affiliates	12,412	16,417	3,446	(32,275)	—
Other assets	47	12	7,837	—	7,896

Total assets	$12,729	$16,429	$26,190	$(32,275)	$23,073

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$401	$—	$425	$—	$826
Accounts payable and other current liabilities	75	5	2,281	—	2,361

	476	5	2,706	—	3,187
Long-term debt, less current portion	5,923	449	2,794	—	9,166
Other liabilities	42	—	4,066	—	4,108

Total liabilities	6,441	454	9,566	—	16,461
Equity:
Stockholders’ equity	6,288	15,975	16,300	(32,275)	6,288
Noncontrolling interests	—	—	324	—	324

	6,288	15,975	16,624	(32,275)	6,612

Total liabilities and equity	$12,729	$16,429	$26,190	$(32,275)	$23,073

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,461	$—	$3,461
Costs and expenses	—	—	2,961	—	2,961

Income from operations	—	—	500	—	500

Other income (expense):
Interest income (expense)	(91)	(8)	(22)	—	(121)
Equity in earnings of subsidiaries, net of taxes	269	274	—	(543)	—
Other, net	—	—	(31)	—	(31)

	178	266	(53)	(543)	(152)

Income before income taxes	178	266	447	(543)	348
Provision for (benefit from) income taxes	(36)	(3)	164	—	125

Consolidated net income	214	269	283	(543)	223
Less: Net income attributable to noncontrolling interests	—	—	9	—	9

Net income attributable to Waste Management, Inc.	$214	$269	$274	$(543)	$214

Three Months Ended September 30, 2011

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,522	$—	$3,522
Costs and expenses	—	—	2,979	—	2,979

Income from operations	—	—	543	—	543

Other income (expense):
Interest income (expense)	(85)	(8)	(24)	—	(117)
Equity in earnings of subsidiaries, net of taxes	323	328	—	(651)	—
Other, net	—	—	(5)	—	(5)

	238	320	(29)	(651)	(122)

Income before income taxes	238	320	514	(651)	421
Provision for (benefit from) income taxes	(34)	(3)	173	—	136

Consolidated net income	272	323	341	(651)	285
Less: Net income attributable to noncontrolling interests	—	—	13	—	13

Net income attributable to Waste Management, Inc.	$272	$323	$328	$(651)	$272

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$10,215	$—	$10,215
Costs and expenses	—	—	8,848	—	8,848

Income from operations	—	—	1,367	—	1,367

Other income (expense):
Interest income (expense)	(267)	(24)	(71)	—	(362)
Equity in earnings of subsidiaries, net of taxes	755	770	—	(1,525)	—
Other, net	—	—	(51)	—	(51)

	488	746	(122)	(1,525)	(413)

Income before income taxes	488	746	1,245	(1,525)	954
Provision for (benefit from) income taxes	(105)	(9)	443	—	329

Consolidated net income	593	755	802	(1,525)	625
Less: Net income attributable to noncontrolling interests	—	—	32	—	32

Net income attributable to Waste Management, Inc.	$593	$755	$770	$(1,525)	$593

Nine Months Ended September 30, 2011

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$9,972	$—	$9,972
Costs and expenses	—	—	8,496	—	8,496

Income from operations	—	—	1,476	—	1,476

Other income (expense):
Interest income (expense)	(256)	(25)	(71)	—	(352)
Equity in earnings of subsidiaries, net of taxes	850	865	—	(1,715)	—
Other, net	—	—	(16)	—	(16)

	594	840	(87)	(1,715)	(368)

Income before income taxes	594	840	1,389	(1,715)	1,108
Provision for (benefit from) income taxes	(101)	(10)	488	—	377

Consolidated net income	695	850	901	(1,715)	731
Less: Net income attributable to noncontrolling interests	—	—	36	—	36

Net income attributable to Waste Management, Inc.	$695	$850	$865	$(1,715)	$695

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2012
Comprehensive income	$215	$269	$319	$(543)	$260
Less: Comprehensive income attributable to noncontrolling interests	—	—	9	—	9

Comprehensive income attributable to Waste Management, Inc.	$215	$269	$310	$(543)	$251

Three Months Ended September 30, 2011
Comprehensive income	$246	$323	$252	$(651)	$170
Less: Comprehensive income attributable to noncontrolling interests	—	—	13	—	13

Comprehensive income attributable to Waste Management, Inc.	$246	$323	$239	$(651)	$157

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Nine Months Ended September 30, 2012
Comprehensive income	$581	$755	$842	$(1,525)	$653
Less: Comprehensive income attributable to noncontrolling interests	—	—	32	—	32

Comprehensive income attributable to Waste Management, Inc.	$581	$755	$810	$(1,525)	$621

Nine Months Ended September 30, 2011
Comprehensive income	$667	$850	$843	$(1,715)	$645
Less: Comprehensive income attributable to noncontrolling interests	—	—	36	—	36

Comprehensive income attributable to Waste Management, Inc.	$667	$850	$807	$(1,715)	$609

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$593	$755	$802	$(1,525)	$625
Equity in earnings of subsidiaries, net of taxes	(755)	(770)	—	1,525	—
Other adjustments	75	(8)	1,026	—	1,093

Net cash provided by (used in) operating activities	(87)	(23)	1,828	—	1,718

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(178)	—	(178)
Capital expenditures	—	—	(1,132)	—	(1,132)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	28	—	28
Net receipts from restricted trust and escrow accounts and other, net	—	—	(79)	—	(79)

Net cash used in investing activities	—	—	(1,361)	—	(1,361)

Cash flows from financing activities:
New borrowings	645	—	40	—	685
Debt repayments	(335)	—	(138)	—	(473)
Common stock repurchases	—	—	—	—	—
Cash dividends	(493)	—	—	—	(493)
Exercise of common stock options	39	—	—	—	39
Distributions paid to noncontrolling interests and other	14	—	9	—	23
(Increase) decrease in intercompany and investments, net	368	23	(391)	—	—

Net cash provided by (used in) financing activities	238	23	(480)	—	(219)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Increase (decrease) in cash and cash equivalents	151	—	(11)	—	140
Cash and cash equivalents at beginning of period	119	—	139	—	258

Cash and cash equivalents at end of period	$270	$—	$128	$—	$398

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Nine Months Ended September 30, 2011

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

Highlights of our financial results for the current quarter include:

•	Revenues of $3,461 million compared with $3,522 million in the third quarter of 2011, a decrease of $61 million, or 1.7%. This decrease in revenues is primarily attributable to:

•	The continued decline in recyclable commodity prices which decreased our revenues by $176 million; partially offset by,

•	Increases associated with acquired businesses of $95 million; and

•

Internal revenue growth from yield on our collection and disposal business of 0.8%, or $22 million, in the current period, including a negative impact of 0.2%, or $5 million, from our waste-to-energy business, primarily as a result of lower disposal rates associated with the expiration and renegotiation of a long-term disposal contracts;

•

Operating expenses of $2,229 million, or 64.4% of revenues, compared with $2,261 million, or 64.2% of revenues, in the third quarter of 2011. This decrease of $32 million is due primarily to a decrease in customer rebates because of lower recyclable commodity prices, partially offset by increases due to acquisitions and growth initiatives;

•

Selling, general and administrative expenses decreased by $45 million, or 11.8%, from $380 million in the third quarter of 2011 to $335 million in the third quarter of 2012, largely due to reductions in our bonus and long-term incentive plan expenses;

•	Income from operations of $500 million, or 14.4% of revenues, compared with $543 million, or 15.4% of revenues, in the third quarter of 2011; and

•	Net income attributable to Waste Management, Inc. of $214 million, or $0.46 per diluted share, as compared with $272 million, or $0.58 per diluted share in the third quarter of 2011.

The comparability of our diluted earnings per share has been affected by the following items that occurred in the third quarter of 2012:

•

Pre-tax costs aggregating $47 million related to our July 2012 restructuring and integration costs associated with our acquisition of Oakleaf, which had a negative impact of $0.06 on our diluted earnings per share;

•

The recognition of impairment charges of $45 million, primarily associated with certain of our investments in unconsolidated entities and related assets, which had an unfavorable impact of $0.08 on our diluted earnings per share; and

•	The recognition of a pre-tax charge of $6 million resulting from a union labor dispute in our Western Group, which had a negative impact of $0.01 on our diluted earnings per share.

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

We anticipate continued improvement in our pricing and cost savings initiatives, particularly our July 2012 restructuring activities; however, throughout the remainder of 2012, we expect to see a continued year-over-year decline in recyclable commodity prices and from our waste-to-energy business. Because commodity markets are inherently volatile, this prediction could materially change if markets either improve or deteriorate beyond our current predictions.

Free Cash Flow — As is our practice, we are presenting free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business. We define free cash flow as net cash provided by operating activities, less capital expenditures, plus proceeds from divestitures of businesses (net of cash divested) and other sales of assets. We believe it is indicative of our ability to pay our quarterly dividends, repurchase common stock, fund acquisitions and other investments and, in the absence of refinancings, to repay our debt obligations. Free cash flow is not intended to replace “Net cash provided by operating activities,” which is the most comparable U.S. GAAP measure. However, we believe free cash flow gives investors useful insight into how we view our liquidity. Nevertheless, the use of free cash flow as a liquidity measure has material limitations because it excludes certain expenditures that are required or that we have committed to, such as declared dividend payments and debt service requirements.

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities” is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$574	$659	$1,718	$1,737
Capital expenditures	(402)	(313)	(1,132)	(909)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets(a)	8	26	28	39

Free cash flow	$180	$372	$614	$867

(a)

Proceeds from divestitures of businesses for the three and nine months ended September 30, 2011 includes the receipt of a payment of $17 million related to a note receivable from a prior year divestiture. This receipt is included as a component of “Other” within “Cash flows from investing activities” in our Condensed Consolidated Statement of Cash Flows.

When comparing our cash flow from operating activities for the three and nine months ended September 30, 2012 to the comparable periods in 2011, the decrease was primarily related to the payment of $59 million to settle the liabilities associated with the termination of forward-starting swaps in September 2012, as well as the impact of lower cash earnings and the unfavorable impacts of working capital changes. These decreases were partially offset by a decrease in tax payments of $70 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011 and a favorable cash receipt of $72 million resulting from the termination of interest rate swaps in April 2012.

The increase in capital expenditures when comparing the nine months ended September 30, 2012 with the prior year period can generally be attributed to increased spending on compressed natural gas vehicles, related fueling infrastructure and growth initiatives, and the impact of timing differences associated with cash payments for the previous years’ fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. A more significant portion of our fourth quarter 2011 spending was paid in cash in 2012 than in the preceding year.

Acquisition of Oakleaf — On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf. Oakleaf provides outsourced waste and recycling services principally through a nationwide network of third-party haulers. The operations we acquired generated approximately $580 million in revenues in 2010. We acquired Oakleaf to advance our growth and transformation strategies and increase our national accounts customer base while enhancing our ability to provide comprehensive environmental solutions. For the year ended December 31, 2011, we incurred $1 million of acquisition-related costs, which were classified as “Selling, general and administrative” expenses. For the three- and nine-month periods ended September 30, 2012, Oakleaf recognized revenues of $143 million and $438 million, respectively, and net losses of $4 million and $8 million, respectively. These amounts are included in our Condensed Consolidated Statement of Operations.

The following pro forma consolidated results of operations for the three and nine months ended September 30, 2011 have been prepared as if the acquisition of Oakleaf occurred at January 1, 2011 (in millions, except per share amounts):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Operating revenues	$3,566	$10,287
Net income attributable to Waste Management, Inc.	272	689
Basic earnings per common share	0.58	1.46
Diluted earnings per common share	0.58	1.45

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

In the second quarter of 2012, we believed that the fair value of our Wheelabrator Group could potentially be less than its carrying amount because of the negative effect on our revenues of the continued deterioration of electricity commodity prices, coupled with our continued increased exposure to market prices as a result of the expiration of several long-term, fixed-rate electricity commodity contracts at our waste-to-energy and independent power facilities, and the expiration of several long-term disposal contracts at above-market rates. As a result, we performed an interim impairment analysis of our Wheelabrator Group’s goodwill balance, which was $788 million as of June 30, 2012.

We performed an interim quantitative assessment using both an income and a market approach, which indicated that the estimated fair value of our Wheelabrator Group exceeded its carrying value; however, the amount by which the fair value exceeded the carrying value declined significantly from the most recent annual impairment test performed at October 1, 2011. At that time, our Wheelabrator Group’s estimated fair value exceeded its carrying value by approximately 30%, as compared with slightly greater than 10% as of the interim impairment test performed in the second quarter of 2012. If market prices for electricity worsen or do not recover as we have projected, if our disposal rates continue to decline, or if our costs and capital expenditures exceed our forecasts, the estimated fair value of our Wheelabrator Group could decrease further and potentially result in an impairment charge in a future period. We continue to monitor our Wheelabrator Group for possible impairment of their goodwill balance.

Results of Operations

Operating Revenues

Through the third quarter of 2012, we managed and evaluated our principal operations through our Eastern, Midwest, Southern, Western and Wheelabrator Groups. These five Groups are our reportable segments. Our four geographic operating Groups provide collection, transfer, disposal (in both solid waste and hazardous waste landfills) and recycling services for residential, commercial, industrial and municipal customers throughout North America. Our fifth Group is the Wheelabrator Group, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants in the United States and through investments in China and Europe. In addition, the Oakleaf operations we acquired on July 28, 2011 represent a separate operating segment; however, they do not meet the criteria to be presented as a separate reportable segment.

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

In July 2012, we announced a reorganization of our operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. We are in the process of implementing the reorganization, which includes the elimination of our four existing geographic Groups, and we expect it to be completed by the end of 2012. Once the reorganization has been completed, our reportable segments will be realigned to conform with our new management structure. Refer to Note 10 to the Condensed Consolidated Financial Statements for more information related to this reorganization.

Shown below (in millions) is the contribution to revenues during each period provided by our five Groups and our Other services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Eastern	$778	$822	$2,294	$2,326
Midwest	833	847	2,412	2,403
Southern	862	853	2,575	2,553
Western	840	841	2,472	2,456
Wheelabrator	218	228	631	664
Other	552	462	1,564	1,085
Intercompany	(622)	(531)	(1,733)	(1,515)

Total	$3,461	$3,522	$10,215	$9,972

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Collection:
Commercial	$851	$885	$2,571	$2,620
Residential	644	657	1,932	1,953
Industrial	553	540	1,591	1,535
Other	71	68	205	179

Total collection	2,119	2,150	6,299	6,287
Landfill	705	690	1,996	1,940
Transfer	332	337	961	965
Wheelabrator	218	228	631	664
Recycling	316	438	1,030	1,227
Other	393	210	1,031	404
Intercompany	(622)	(531)	(1,733)	(1,515)

Total	$3,461	$3,522	$10,215	$9,972

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended September 30, 2012 vs. 2011		Period-to-Period Change for the Nine Months Ended September 30, 2012 vs. 2011
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$(148)	(4.2)%	$(284)	(2.8)%
Volume	(5)	(0.1)	53	0.5

Internal revenue growth	(153)	(4.3)	(231)	(2.3)
Acquisitions	95	2.7	490	4.9
Divestitures	(1)	—	(2)	—
Foreign currency translation	(2)	(0.1)	(14)	(0.2)

	$(61)	(1.7)%	$243	2.4%

(a)

Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,521 million and $9,970 million for the three- and nine-month periods, respectively).

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

	Period-to-Period Change for the Three Months Ended September 30, 2012 vs. 2011		Period-to-Period Change for the Nine Months Ended September 30, 2012 vs. 2011
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection, landfill and transfer	$27	1.0%	$78	1.0%
Waste-to-energy disposal(ii)	(5)	(4.1)	(18)	(5.2)

Collection and disposal(ii)	22	0.8	60	0.7
Recycling commodities	(176)	(38.6)	(345)	(27.5)
Electricity(ii)	(2)	(2.8)	(16)	(7.7)
Fuel surcharges and mandated fees	8	5.0	17	3.7

Total	$(148)	(4.2)	$(284)	(2.8)

(i)

Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three and nine months ended September 30, 2011 adjusted to exclude the impacts of divestitures:

	Denominator
	Three Months Ended September 30	Nine Months Ended September 30
Related business revenues:
Collection, landfill and transfer	$2,711	$7,697
Waste-to-energy disposal	121	349

Collection and disposal	2,832	8,046
Recycling commodity	456	1,255
Electricity	72	207
Fuel surcharges and mandated fees	161	462

Total Company	$3,521	$9,970

(ii)	Average revenue growth from yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator Group, which are reported as “Electricity” revenues.

Our revenues decreased $61 million, or 1.7%, during the three months ended September 30, 2012 as compared with the prior year period. This decrease was primarily driven by a decline in recyclable commodity prices, which was partially offset by revenue growth from acquisitions and yield on our collection and disposal lines of business. Our revenue growth from acquisitions includes $44 million from our acquisition of Oakleaf. Note that the overall rate of revenue growth due to acquisitions for the three months ended September 30, 2012 has decreased significantly as compared to previous quarters in 2012 as a result of the anniversary of our Oakleaf acquisition at the end of July 2012.

Our revenues increased $243 million, or 2.4%, for the nine months ended September 30, 2012 as compared with the prior year period. During the nine-month period, our revenue growth has been driven by (i) acquisitions, particularly the acquisition of Oakleaf, which increased consolidated revenues $314 million for the nine months ended September 30, 2012, (ii) increased collection and disposal average yield, and (iii) increased volume. Offsetting these revenue increases were market factors, including lower recyclable commodity prices, primarily driven by the continued increase in supply and lower demand; lower electricity prices and foreign currency translation. Electricity prices correlate with natural gas prices and cause fluctuations in the rates we receive for electricity under our power purchase contracts and merchant transactions. Foreign currency translation affects revenues from our Canadian operations.

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

Our revenue growth from yield on our collection and disposal lines of business was $22 million, or 0.8%, and $60 million, or 0.7%, for the three and nine months ended September 30, 2012, respectively. This increase in revenue from yield was primarily driven by our collection operations, particularly in our commercial and industrial lines of business. Our overall revenue growth from yield in our residential line of business improved for the quarter ended September 30, 2012 and was favorable for the first nine months of 2012. However, our Eastern and Southern Groups continued to experience downward pressure on our revenue growth from yield in our residential line of business, where we experienced negative revenue growth from yield for the first nine months of 2012. Due to competition, it is increasingly difficult to retain customers and to win new contracts at current average rates; as a result, in many instances, the Company has offered increased services without a commensurate increase in pricing when bidding on or renewing residential contracts and pursuing residential subscription business. These increased services are principally recycling services, which are typically priced lower than our average rates. This combination of increased competition and bundling of complementary services, such as recycling, in the residential line of business has put added pressure on our revenue growth from yield.

For the three and nine months ended September 30, 2012, our total collection and disposal revenue growth from yield was negatively affected by $7 million and $24 million, respectively, as a result of the expiration and renegotiation of a long-term disposal contract in August 2011 at one of our waste-to-energy facilities in South Florida. Certain of the franchise agreements serviced by our collection companies in South Florida contain specific language that ties a portion of their total rate to the disposal rate charged by this waste-to-energy facility to our collection companies. The expiration and renegotiation of this contract decreased revenues both in our waste-to-energy disposal line of business, by approximately $5 million and $17 million for the three and nine months ended September 30, 2012, and in our collection line of business, by approximately $2 million and $7 million for the three and nine months ended September 30, 2012, respectively. Additionally, for the three and nine months ended September 30, 2012, we experienced further downward pressure on our revenue growth from yield in our waste-to-energy disposal line of business of approximately $2 million and $4 million, respectively, resulting from the expiration and renegotiation of a second similar long-term waste-to-energy disposal contract in South Florida at the end of March 2012.

Revenues from our environmental fee, which are included in average revenue growth from yield on collection and disposal, increased $8 million and $40 million for the three and nine months ended September 30, 2012, respectively. These revenues were $90 million and $257 million for the three and nine months ended September 30, 2012 as compared with $82 million and $217 million for the three and nine months ended September 30, 2011, respectively.

Recycling commodities — Decreases in the prices of recyclable commodities resulted in a decline in revenues of $176 million and $345 million, with an estimated negative impact on income from operations of approximately $60 million and $100 million, for the three and nine months ended September 30, 2012, respectively. During the fourth quarter of 2011, we saw commodity prices decline 4% as compared with the prior year. During the first nine months of 2012, we saw the downward trend continue as year-over-year commodity prices declined almost 30%, driven by the continued increase in supply and lower demand.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, increased by $8 million and $17 million over the comparable prior year periods during the three and nine months ended September 30, 2012, respectively. This increase is directly attributable to higher national average prices for diesel fuel that we use for our fuel surcharge program and increased mandated fees, which are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations.

Volume

Changes in our volume caused our revenues to decrease $5 million and increase $53 million during the three and nine months ended September 30, 2012, respectively, as compared with the same prior year periods. The current quarter revenue decline due to volume was primarily driven by one less workday in the current period as compared with the prior year period. Nevertheless, this is a notable improvement from 2011 when lower volumes caused our revenue to decrease $64 million and $167 million as compared with the three and nine months ended September 30, 2010, respectively.

Our total landfill revenues increased $12 million and $42 million for the three and nine months ended September 30, 2012, respectively, over the comparable prior year periods due to higher third-party volumes, primarily driven by higher special waste volumes in our Eastern and Midwest geographic Groups. In addition, revenues increased from year-over-year volume growth in our recycling brokerage business and our material recovery facilities by $13 million and $26 million for the three and nine months ended September 30, 2012, respectively. The additional recycling capacity that we added during 2011 and 2012, as well as our continued pursuit of municipal volumes, contributed to these increases in revenues due to volume.

Volume declines from our collection business accounted for a $35 million revenue decline during the nine months ended September 30, 2012, which we experienced entirely in the second and third quarters of 2012. The decline was primarily driven by our commercial and, to a lesser extent, our residential collection lines of business, which we attribute to the effects of pricing, competition and diversion of waste by customers, as well as the overall continued weakness in the economy. Revenue declines due to lower volumes in these two collection lines of business were offset, in part, by revenue increases in our industrial collection line of business, driven in large part by the growth of our oilfield services business in our Eastern Group. Additionally, during the nine months ended September 30, 2012, revenue increased due to volume growth in our non-traditional collection businesses, as well as in our ancillary services, primarily driven by increases in our medical waste services, our in-plant services and our portable self-storage services businesses.

Acquisitions

Revenues increased $95 million and $490 million for the three and nine months ended September 30, 2012, respectively, due to acquisitions. The increase was principally associated with our acquisition of Oakleaf, which is reported in our “Other” line of business. Additionally, acquisitions increased our revenues in the current period in our collection line of business, due in part to our oilfield services business in our Eastern Group, and in our recycling line of business. These acquisitions demonstrate our focus on identifying strategic growth opportunities in new, complementary lines of business. Note that the rate of revenue growth due to acquisitions for the three months ended September 30, 2012 has decreased significantly as compared to previous quarters in 2012 as a result of the anniversary of our Oakleaf acquisition at the end of July 2012.

Operating Expenses

Our operating expenses decreased by $32 million, or 1.4%, and increased by $259 million, or 4.0% for the three and nine months ended September 30, 2012 as compared with the three and nine months ended September 30, 2011, respectively. Our operating expenses as a percentage of revenues increased from 64.2% in the third quarter of 2011 to 64.4% in the current quarter, and increased from 64.1% for the nine months ended September 30, 2011 to 65.1% for the nine months ended September 30, 2012. The changes in our operating expenses during the three and nine months ended September 30, 2012 can largely be attributed to the following:

•

Acquisitions and growth initiatives — We have experienced cost increases attributable to recently acquired businesses and, to a lesser extent, our various growth and business development initiatives, although much of this impact began to anniversary during the third quarter of 2012. The increase in operating expenses resulting from acquired businesses was more than offset by increased revenues from acquired businesses. Recent acquisitions include Oakleaf, a number of collection operations, including oilfield services in our Eastern Group, and several recycling operations. These cost increases affected each of the operating cost categories identified in the table below and were the main driver of our total increase in operating expenses for the nine months ended September 30, 2012. In particular, the acquisition of Oakleaf increased operating costs by $35 million in the current quarter and $263 million for the nine months ended September 30, 2012, primarily increasing subcontractor costs and, to a lesser extent, the cost of goods sold and other categories;

•

Volume changes — During the three and nine months ended September 30, 2012, we experienced an increase in variable costs attributable to higher volumes in certain lines of business, particularly our recycling, industrial collection and non-traditional collection businesses. In our non-traditional collection businesses, we experienced volume increases primarily in our in-plant services and largely during the first quarter. We continue to manage our fixed costs and control our variable costs as we experience volume increases and decreases. Note that during the third quarter 2012, collection volumes decreased slightly and, as a result, we were able to reduce related variable costs as compared with the third quarter of 2011. These cost fluctuations due to volume have impacted each of the operating cost categories identified in the table below; and

•

Lower market prices for recyclable commodities — Overall, market prices for recyclable commodities decreased on a year-over-year basis by approximately 40% and 30% for the three and nine months ended September 30, 2012, respectively, as a result of the continued decrease in recyclable commodity market prices that began during late 2011 from the near-historic highs reached during the second and third quarters of 2011. This decrease in market prices was the primary driver of the current quarter and year-to-date decrease in cost of goods sold, primarily customer rebates, and has also resulted in decreased revenues and earnings during the current year.

The following table summarizes the major components of our operating expenses, which include the impact of foreign currency translation, for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change
	2012	2011			2012	2011
Labor and related benefits	$595	$598	$(3)	(0.5)%	$1,793	$1,743	$50	2.9%
Transfer and disposal costs	244	246	(2)	(0.8)	712	709	3	0.4
Maintenance and repairs	284	271	13	4.8	876	829	47	5.7
Subcontractor costs	314	277	37	13.4	889	658	231	35.1
Cost of goods sold	224	306	(82)	(26.8)	706	822	(116)	(14.1)
Fuel	161	161	—	—	485	471	14	3.0
Disposal and franchise fees and taxes	163	157	6	3.8	467	452	15	3.3
Landfill operating costs	58	69	(11)	(15.9)	168	193	(25)	(13.0)
Risk management	52	56	(4)	(7.1)	170	175	(5)	(2.9)
Other	134	120	14	11.7	389	344	45	13.1

	$2,229	$2,261	$(32)	(1.4)%	$6,655	$6,396	$259	4.0%

In addition to the significant items noted above, other factors contributing to the changes in our operating expenses are discussed below:

•

Labor and related benefits — The year-to-date increase was largely due to (i) additional employee expenses incurred as a result of acquisitions and growth opportunities; (ii) higher hourly and salaried wages due to merit increases effective April 2011 and increases stipulated in union labor agreements; and (iii) a non-cash charge incurred during the three months ended June 30, 2012 by our Eastern Group as a result of our partial withdrawal from an underfunded multiemployer pension plan in New England. Note that during the current quarter, labor costs were slightly lower than the prior year period, reversing the trend of the year-over-year increases seen in the first and second quarters of 2012. This was partially the result of (i) the anniversary of a number of acquisitions during the current quarter, including Oakleaf, which reduced the impacts of year-over-year cost increases as a result of acquisitions compared to recent quarters, (ii) lower year-to-date bonus expense in 2012 when compared with 2011; and (iii) one less workday in the current quarter than in the third quarter of 2011.

•

Maintenance and repairs — The increase was primarily due to (i) higher costs in our geographic Groups, largely attributable to increased fleet maintenance costs, (ii) differences in the timing and scope of planned maintenance projects at our waste-to-energy facilities, principally during the first quarter, a portion of which was offset by an increase in revenues related to the reimbursement of certain of these costs by a municipality, and (iii) an increase in container maintenance costs as a result of our third quarter 2011 acquisition of Oakleaf. Our fleet maintenance costs include services provided by third parties, tires, parts and internal shop labor costs. The increase in expense for tires and parts reflects the worldwide increase in related commodity prices. Through our Oakleaf acquisition, we operate a nationwide compactor leasing business (Greenleaf Compaction) which has increased our container maintenance costs in the current year when compared with the nine months ended September 30, 2011.

•

Subcontractor costs — The current year increase in subcontractor costs was primarily a result of the Oakleaf acquisition and, to a much lesser extent, (i) other recent acquisitions, (ii) our various growth and business development initiatives, primarily associated with servicing our in-plant services and healthcare solutions customers, and (iii) as discussed further below, higher fuel prices, which resulted in an increase in the fuel component of our subcontractor costs during the current year. Oakleaf principally utilizes a nationwide network of third-party haulers to service its customers. As a result, this acquisition increased our subcontractor costs by $32 million and $213 million for the current quarter and year-to-date as compared with the three- and nine-month periods of 2011, respectively.

•

Fuel — On average, diesel fuel prices increased 3.1% from $3.84 per gallon for the nine months ended September 30, 2011 to $3.96 per gallon for the nine months ended September 30, 2012. Higher fuel costs experienced during the current year caused increases in both our direct fuel costs and in the fuel component of our subcontractor costs as compared with the nine months ended September 30, 2011. Increased revenues attributable to our fuel surcharge largely offset the higher fuel costs incurred during the current year.

•	Landfill operating costs — The decrease in these costs during the current year was due largely to:

•

The prior year recognition of an unfavorable adjustment of $17 million during the three and nine months ended September 30, 2011, due to a decrease from 3.50% to 2.00% in United States Treasury rates used as the discount rate to estimate the present value of our environmental remediation obligations and recovery assets; and

•

Additional landfill site costs experienced along the East Coast during the second and third quarters of 2011, which were due to significant rainfall events, including the effects from spring flooding in the second quarter and Hurricane Irene and Tropical Storm Lee during the third quarter; partially offset by

•	The third quarter 2011 recognition of a $9 million favorable revision to an environmental liability at a closed site based on the estimated cost of the remediation alternative selected by the EPA.

•

Other — The current year increase was due to our Oakleaf acquisition, other recent acquisitions and our various growth and business development initiatives. The increase from our various initiatives is associated with the rental of facilities and equipment for these operations. The current quarter included additional costs associated with a union labor dispute in Seattle, which also contributed to the current year increase in this category for the three and nine months ended September 30, 2012.

Selling, General and Administrative

Our selling, general and administrative expenses decreased by $45 million, or 11.8%, and $28 million, or 2.4%, when comparing the three and nine months ended September 30, 2012 with the comparable prior year periods, respectively. As a percentage of revenue, our selling, general and administrative expenses decreased from 10.8% for the third quarter of 2011 to 9.7% for the third quarter of 2012, and decreased from 11.5% for the nine months ended September 30, 2011 to 10.9% for the nine months ended September 30, 2012. The most significant items affecting the year-over-year comparison of selling, general and administrative costs for the three and nine months ended September 30, 2012 include the following:

•

A decrease in bonus expense of $44 million and $57 million, respectively, and a decrease in non-cash compensation expense attributable to our long-term incentive plan, or LTIP, of $4 million and $15 million, respectively;

•

A decrease in consulting costs of $5 million and $26 million, respectively. We incurred higher consulting costs in 2011 during the start-up phase of our company-wide initiatives focusing on procurement, operational and back-office efficiency. However, the decrease in consulting costs was partially offset by additional costs associated with our efforts to implement these initiatives. These additional costs were principally labor-related and resulted in increases of $1 million and $10 million for the three- and nine-month comparisons, respectively; and

•

Our acquisition of Oakleaf, which increased costs by $5 million and $36 million, respectively. The year-over-year impact of Oakleaf has decreased significantly as compared with previous quarters in 2012 as a result of the anniversary of the acquisition at the end of July 2012.

In addition, in July 2012, we announced a reorganization of our operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. We are in the process of implementing the reorganization and we expect it to be completed by the end of 2012. During the three and nine months ended September 30, 2012, we realized labor and related benefits cost savings of $6 million.

The following table summarizes the major components of our selling, general and administrative expenses for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to- Period Change		Ended		Period-to- Period Change
	September 30,				September 30,
	2012	2011			2012	2011
Labor and related benefits	$187	$233	$(46)	(19.7)%	$643	$676	$(33)	(4.9)%
Professional fees	35	39	(4)	(10.3)	122	146	(24)	(16.4)
Provision for bad debts	13	15	(2)	(13.3)	42	32	10	31.3
Other	100	93	7	7.5	309	290	19	6.6

	$335	$380	$(45)	(11.8)%	$1,116	$1,144	$(28)	(2.4)%

Other significant changes in our selling, general and administrative expenses are discussed below:

•

Labor and related benefits — During the three and nine months ended September 30, 2012 we experienced higher expenses associated with our executive salary deferral plan, which are directly affected by equity-market conditions. During the nine months ended September 30, 2012, compensation expense was higher than the same prior year period due to average headcount increases from the acquisition of Oakleaf and the company-wide initiatives mentioned above, as well as our sales and marketing initiatives. However, compensation expense was lower in the third quarter of 2012 as compared with the same prior year period as a result of the savings realized from our July 2012 restructuring activities.

•

Provision for bad debts — During the current quarter, our provision for bad debts decreased due in part to the unfavorable impact of a reserve recorded in 2011 associated with the bankruptcy of one of our recycling paper mill customers. The current quarter decrease was more than offset during the nine months ended September 30, 2012, as a result of (i) increased collection risk resulting from work we are performing in certain new businesses in our Eastern Group; (ii) collection issues we are experiencing in our Puerto Rico operations in our Southern Group; and (iii) increases due to our Oakleaf acquisition.

•

Other — In 2012, we experienced increases in our (i) travel and entertainment costs to support our strategic efforts; (ii) building and equipment costs, which include rental and utilities; (iii) computer and telecommunications costs, due in part to improvements we are making to our information technology systems; and (iv) litigation settlement costs, principally noted in the three-month comparison.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period-to-Period Change		Nine Months Ended September 30,		Period-to- Period-to-Period Change
	2012	2011			2012	2011
Depreciation of tangible property and equipment	$207	$200	$7	3.5%	$622	$599	$23	3.8%
Amortization of landfill airspace	107	103	4	3.9	297	300	(3)	(1.0)
Amortization of intangible assets	17	14	3	21.4	52	36	16	44.4

	$331	$317	$14	4.4%	$971	$935	$36	3.9%

The increase in amortization expense of intangible assets in 2012 is due to our focus on the growth and development of our business through acquisitions and other investments. The increase is primarily related to the amortization of customer lists, which were acquired through our acquisition of Oakleaf and various collection and recycling operations.

Restructuring

2012 Restructurings—In July 2012, we announced a reorganization of operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. Principal organizational changes being implemented include removal of the management layer consisting of our four existing geographic Groups; consolidation and reduction of the number of Areas managing the core collection, disposal and recycling businesses from 22 to 17; and reduction of corporate support staff in an effort to better align support with the needs of the operating units.

We are in the process of implementing this restructuring plan and we expect it to be completed by the end of 2012. We currently estimate that approximately 700 employee positions throughout the Company, including positions at both the management and support levels, will be eliminated. Voluntary separation arrangements were offered to many in certain levels of management.

Additionally, during the first nine months of 2012, we recognized employee severance and benefits restructuring charges associated with the reorganization of Oakleaf that began in 2011 and certain other actions taken by the Company in early 2012.

During the third quarter of 2012, we recognized pre-tax charges of $44 million associated with these restructuring activities, $39 million of which related to employee severance and benefit costs. The remainder of the charge was primarily related to abandoned operating leases. We currently expect to incur additional restructuring charges in the fourth quarter of 2012, consisting of employee severance and benefits expenses and facility, lease and other related expenses, in the range of $20 million to $30 million. The additional restructuring charges are an estimate, and actual charges may vary materially based on various factors, including the number of employee terminations; facility, lease or other restructuring charges that are not yet estimable; and changes in management’s objectives.

2011 Restructurings—Beginning in July 2011, we took steps to streamline our organization as part of our cost savings programs. This reorganization eliminated over 700 employee positions throughout the Company, including approximately 300 open positions. Additionally, subsequent to our acquisition of Oakleaf, we incurred charges in connection with restructuring that organization. During the year ended December 31, 2011, we recognized a total of $19 million of pre-tax restructuring charges, of which $18 million were related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

During the third quarter of 2012, we recognized impairment charges aggregating $21 million, relating in large part to (i) the impairment of a note receivable from an entity that we invested in that is now being liquidated (see “Equity in net losses of unconsolidated entities” discussion below), (ii) the impairment of certain related technology assets due to our decision not to use or develop those assets and (iii) the impairment of an oil and gas well as a result of projected operating losses that caused us to write-down the carrying value of the oil and gas well to its estimated fair value. These charges are included in our “Other” operations in Note 8.

Additionally, we are in the process of evaluating opportunities associated with the sale or discontinued use of underperforming assets or assets that may no longer meet our strategic objectives. Accordingly, it is possible that additional impairments may be recorded as assets are sold or become held-for-sale.

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

During the third quarter of 2011, we recognized impairment charges relating to two facilities in our medical waste services business, in addition to the two facilities impaired in the second quarter and discussed above, as a result of the closure of one site and as a result of continuing operating losses at the other site. We wrote down the net book values of the sites to their estimated fair values.

Income from Operations by Reportable Segment

The following table summarizes income from operations by reportable segment for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to- Period Change		Ended		Period-to- Period Change
	September 30,				September 30,
	2012	2011			2012	2011
Reportable segments:
Eastern	$142	$146	$(4)	(2.7)%	$416	$407	$9	2.2%
Midwest	175	175	—	—	504	460	44	9.6
Southern	180	194	(14)	(7.2)	567	579	(12)	(2.1)
Western	129	154	(25)	(16.2)	405	436	(31)	(7.1)
Wheelabrator	43	57	(14)	(24.6)	62	112	(50)	(44.6)
Other	(22)	(40)	18	(45.0)	(94)	(75)	(19)	25.3

	647	686	(39)	(5.7)	1,860	1,919	(59)	(3.1)
Corporate and Other	(147)	(143)	(4)	2.8	(493)	(443)	(50)	11.3

Total	$500	$543	$(43)	(7.9)%	$1,367	$1,476	$(109)	(7.4)%

Reportable Segments — The most significant items affecting the results of operations of our four geographic Groups during the three and nine months ended September 30, 2012 as compared with the prior year periods are summarized below:

•

A decrease in recyclable commodity prices with an estimated impact on income from operations of approximately $60 million and $100 million for the three and nine months ended September 30, 2012, respectively;

•	Revenue growth from yield on our base business of approximately $91 million, noted particularly in our Midwest and Western Groups and, to a lesser extent, in our Southern Group. Our Eastern Group experienced favorable revenue growth from yield on its base business during the nine months ended September 30, 2012; however, revenue growth from yield declined slightly during the third quarter of 2012;

•	The accretive benefits of recent acquisitions, particularly in our Eastern Group;

•	Restructuring charges recognized during the third quarter of 2012;

•

Higher maintenance and repair costs of approximately $29 million during the nine months ended September 30, 2012; although the impact in our Eastern Group was principally during the first quarter of 2012;

•

An increase of $14 million in fuel costs during the nine months ended September 30, 2012, consisting of an increase of $18 million in the first quarter of 2012, offset to a small extent by a decrease of $4 million in the second quarter of 2012. This net increase in fuel costs during the first half of 2012 outpaced the related revenue growth from our fuel surcharge program. During the third quarter of 2012, fuel costs were approximately the same as during the third quarter of 2011; and

•

Lower salaries and wages due to the transfer of certain field customer service employees from our reportable segments to Corporate and Other. The decreases during the nine months ended September 30, 2012 were offset, in part, by higher salaries and wages during the first quarter of 2012 due to annual merit increases effective April 2011 for salaried and hourly employees.

The significant decrease in income from operations of our Wheelabrator Group for the three and nine months ended September 30, 2012 as compared with the respective prior year periods was driven largely by (i) lower revenues due to the expiration of long-term contracts at certain of our waste-to-energy facilities; (ii) lower energy pricing at our merchant facilities; and (iii) increased international development costs.

Other significant items affecting the comparability of our Groups’ results of operations for the three and nine months ended September 30, 2012 and 2011 are summarized below:

Eastern — The Eastern Group’s revenues and income from operations for the three and nine months ended September 30, 2012 as compared with the prior year periods were favorably affected by the growth of our oilfield services business. These services, which focus principally on the hauling and disposal of drill cuttings and fluids and various well pad services, favorably affected both our landfill and collection lines of business. Further favorably affecting the Group’s income from operations was (i) a decrease in landfill amortization expense, which was principally due to both a decline in rates relating to the addition of expansion airspace at one of our landfills in the third quarter of 2011 and a nonrecurring amortization expense adjustment recognized in the second quarter of 2011 at a separate landfill; and (ii) higher landfill site costs in the prior year for the collection and disposal of leachate, which was largely the result of significant rainfall events during the second and third quarters of 2011. These favorable impacts were offset, in part, by the recognition of a non-cash charge in June 2012 resulting from the partial withdrawal from an underfunded multiemployer pension plan in New England.

Midwest — The income from operations for our Midwest Group for the nine months ended September 30, 2012 as compared with the prior year period was driven in part by improvement in landfill special waste volumes experienced during the first quarter of 2012.

Southern — The Southern Group’s income from operations was impacted by an improvement in landfill volumes, driven in part by our oilfield services business, and a $3 million increase in bad debt expense recognized during the quarter ended June 30, 2012 as a result of collection issues in Puerto Rico. The comparability of the Group’s year-over-year results was further affected by a charge of $11 million during the nine months ended September 30, 2011 related to a litigation reserve. The litigation reserve was the result of a court judgment issued in a litigation matter related to our Southern Group; however, due to the timing of the judgment, the reserve was recorded after the general ledgers of our operating segments for the year 2010 were closed. As a result, the charge was initially recorded and reported in “Other” and reflected in our consolidated operating measures in the fourth quarter of 2010. In the first quarter of 2011, the charge was reversed out of “Other” and recorded in the appropriate reportable segment.

Western — The income from operations of our Western Group for the nine months ended September 30, 2012 was negatively affected by $6 million of additional operating expenses incurred as a result of a union labor dispute in Seattle.

Significant items affecting the comparability of the remaining components of our results of operations for the three and nine months ended September 30, 2012 and 2011 are summarized below:

Other — It is our policy to report adjustments that are recorded after the closing date of our reportable segment ledgers in “Other” when they are initially recorded. We then report these late adjustments in the appropriate reportable segment in the next reporting period, with a corresponding reversal out of “Other.”

The favorable change in operating results during the three months ended September 30, 2012 as compared to the prior year period is largely due to a late favorable adjustment recorded in the third quarter of 2012 to reduce bonus expense for our reportable segments. The favorable change during the three months ended September 30, 2012 was offset, in part, by impairment charges associated with a note receivable from an entity that we invested in that is now being liquidated and an oil and gas well.

The unfavorable change in operating results during the nine months ended September 30, 2012 as compared with the prior year period is largely due to (i) impairment charges recognized during 2012 relating primarily to two facilities in our medical waste services business, a note receivable from an entity that we invested in that is now being liquidated and an oil and gas well; (ii) costs associated with our Waste Management Sustainability Services business, which includes both our historical national accounts customers and the customers acquired through Oakleaf, and (iii) the reversal in 2011 of expense adjustments related to our reportable segments that were initially reported in “Other” in the fourth quarter of 2010. These expense adjustments were reported in the applicable reportable segment in the first quarter of 2011. The most significant adjustment reversed out of “Other” in the first quarter of 2011 was $11 million of additional expense for litigation reserves in our Southern Group, as discussed above. The unfavorable change during the nine months ended September 30, 2012 was offset, in part, by the favorable effect of late adjustments recorded in the third quarter of 2012 to reduce bonus expense for our reportable segments.

Corporate and Other — The increase in expenses during the three and nine months ended September 30, 2012 is the result of cost increases attributable to (i) additional compensation expense due to transfers of certain field customer service employees to our Corporate sales organization; (ii) restructuring charges recognized during the third quarter of 2012; and (iii) headcount increases due to our sales and marketing initiatives and implementation of our company-wide initiatives focusing on procurement, operational and back-office efficiency. These increases were partially offset by (i) a reduction in bonus expense; (ii) a decrease in professional fees, primarily due to the discontinuation of consulting services and related fees incurred during 2011 associated with the start-up phase of our above-mentioned company-wide initiatives; and (iii) lower non-cash compensation expense attributable to our LTIP. Our year-over-year comparisons for the three and nine months ended September 30, 2012 were also affected by the benefits realized as a result of our July 2012 restructuring activities.

Renewable Energy Operations

Our current operations produce renewable energy through the waste-to-energy facilities that are managed by our Wheelabrator Group and our landfill gas-to-energy operations. We are actively seeking opportunities to enhance our existing renewable energy service offerings so that we can respond to the shifting demands of consumers and act as a leader in environmental stewardship.

We are disclosing the following supplemental information related to the operating results of our renewable energy operations for the three and nine months ended September 30, 2012 and 2011 (in millions) because we believe that it provides information about the significance of our current renewable energy operations, the profitability of these operations, and the costs we are incurring to develop these operations.

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Wheelabrator	Landfill Gas- to-Energy(a)	Growth Opportunities(b)	Total	Wheelabrator	Landfill Gas- to-Energy(a)	Growth Opportunities(b)	Total
Operating revenues (including intercompany)	$218	$40	$—	$258	$631	$112	$—	$743

Costs and expenses:
Operating	133	16	1	150	440	47	3	490
Selling, general & administrative	23	1	1	25	75	3	3	81
Depreciation and amortization	18	7	—	25	52	19	—	71
Restructuring and unusual items	1	—	13	14	2	—	13	15

	175	24	15	214	569	69	19	657

Income (loss) from operations	$43	$16	$(15)	$44	$62	$43	$(19)	$86

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Wheelabrator	Landfill Gas- to-Energy(a)	Growth Opportunities(b)	Total	Wheelabrator	Landfill Gas- to-Energy(a)	Growth Opportunities(b)	Total
Operating revenues (including intercompany)	$228	$36	$—	$264	$664	$105	$—	$769

Costs and expenses:
Operating	131	14	1	146	429	43	2	474
Selling, general & administrative	22	1	—	23	72	3	2	77
Depreciation and amortization	17	7	—	24	50	20	—	70
Restructuring and unusual items	1	—	—	1	1	—	—	1

	171	22	1	194	552	66	4	622

Income (loss) from operations	$57	$14	$(1)	$70	$112	$39	$(4)	$147

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

Interest Expense

Our interest expense was $123 million during the three months ended September 30, 2012, an increase of $5 million, or 4.2% from the comparable prior year period. For the nine months ended September 30, 2012, interest expense was $366 million compared with $358 million during the nine months ended September 30, 2011, an increase of $8 million, or 2.2%. The year-over-year increases in interest expense are attributable to higher debt balances. Our average debt balances for both the three- and nine-month periods ended September 30, 2012 are over 6% higher than our average debt balances in the prior year periods due to our use of debt to fund spending on acquisitions and investments.

The increase in interest expense is less significant than the increase in our debt balances due to interest expense reductions resulting from (i) a decrease in our weighted average borrowing rate that has been achieved by issuing new debt at much lower fixed interest rates than debt repaid upon scheduled maturities; and (ii) a decrease in the costs attributable to our revolving credit facility, which was refinanced in May 2011.

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

During the third quarter of 2012, we recognized a charge of $10 million related to a payment we made under a guarantee on behalf of an unconsolidated entity accounted for under the equity method.

Other, net

During the third quarter of 2012, we recognized an impairment charge of $14 million relating to an other-than-temporary decline in the value of an investment accounted for under the cost method. We wrote down the carrying value of our investment to its fair value based on other third-party investors’ recent transactions in these securities, which are considered to be the best evidence of fair value currently available.

Provision for Income Taxes

We recorded a provision for income taxes of $125 million during the third quarter of 2012, representing an effective income tax rate of 36.1%, compared with a provision for income taxes of $136 million during the third quarter of 2011, representing an effective income tax rate of 32.3%. Our effective income tax rate for the nine months ended September 30, 2012 was 34.5% compared with 34.0% for the nine months ended September 30, 2011. The increase in our provision for income taxes when comparing the three months ended September 30, 2012 with the prior year is due primarily to the unfavorable impact of adjustments to our accruals and related deferred taxes due to the filing of our 2011 income tax returns and the tax implications of impairments of unconsolidated investments.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes by $11 million and $6 million, respectively, for the three months ended September 30, 2012 and by $27 million and $14 million, respectively, for the nine months ended September 30, 2012. These investments reduced our provision for income taxes by $9 million and $4 million, respectively, for the three months ended September 30, 2011 and by $27 million and $11 million, respectively, for the nine months ended September 30, 2011. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

On July 28, 2011, we acquired Oakleaf and its primary operations. As a result of the acquisition, we received income tax attributes (primarily federal and state net operating losses) and allocated a portion of the purchase price to these acquired assets. At the time of the acquisition, we fully recognized all of the tax attributes identified by the seller and concluded the realization of these attributes would not affect our overall provision for income taxes. In the third quarter of 2012, as a result of new information, we recognized a tax benefit of approximately $8 million related to additional Oakleaf federal net operating losses received in the acquisition. At this time we do not anticipate the remaining tax attributes, when realized, to affect our overall provision for income taxes. While these tax attributes are not expected to affect our provision for income taxes, they will have a favorable impact on our cash taxes, although we do not anticipate the impact to be material to our overall cash flow from operations.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $9 million and $32 million for the three and nine months ended September 30, 2012 and $13 million and $36 million for the three and nine months ended September 30, 2011, respectively. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator Group. Refer to Note 13 to the Condensed Consolidated Financial Statements for information related to the consolidation of these variable interest entities.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of September 30, 2012 and December 31, 2011 (dollars in millions):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$398	$258

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$121	$123
Tax-exempt bond funds	1	14
Other	15	15

Total restricted trust and escrow accounts	$137	$152

Debt:
Current portion	$826	$631
Long-term portion	9,166	9,125

Total debt	$9,992	$9,756

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$85	$102

As of September 30, 2012, we had $708 million of debt maturing within the next twelve months, including U.S. $117 million of advances outstanding under our Canadian credit facility, $400 million of 6.375% senior notes that mature in November 2012 and $141 million of tax-exempt bonds. We also had $663 million of tax-exempt borrowings subject to repricing within the next twelve months. We have classified $545 million of these tax-exempt borrowings as long-term based on our intent and ability to fund any failed remarketings with available capacity under our revolving credit facility.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine-month periods ended September 30 (in millions):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$1,718	$1,737

Net cash used in investing activities	$(1,361)	$(1,535)

Net cash used in financing activities	$(219)	$(459)

Net Cash Provided by Operating Activities — We generated $1,718 million of cash flows from operating activities during the nine-month period ended September 30, 2012 compared with $1,737 million during the nine-month period ended September 30, 2011. The $19 million decrease was primarily driven by the following:

•

Decrease in earnings — Our income from operations, excluding depreciation and amortization, decreased by $73 million on a year-over-year basis. Included in the $73 million decrease are the following offsetting charges and expense reversals that, when combined, had very little impact on the overall decrease in our net cash provided by operating activities:

•	Higher non-cash charges in 2012 related to impairments and restructuring costs of $49 million and $36 million, respectively;

•	Lower non-cash charges attributable to equity-based compensation expense and interest accretion of $17 million and $19 million, respectively; and

•	Lower year-to-date bonus expense in 2012 when compared with 2011.

•

Forward-starting swaps — During the first quarter of 2011 and the third quarter of 2012, forward-starting interest rate swaps associated with anticipated fixed-rate debt issuances were terminated contemporaneously with the issuance of senior notes and we paid cash of $9 million and $59 million, respectively, to settle the liabilities related to these swap agreements. These cash payments have been classified as a change in “Other liabilities” within “Net cash provided by operating activities” in the Condensed Consolidated Statement of Cash Flows; and

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was unfavorably impacted in 2012 by changes in our working capital accounts. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable changes, which are affected by both cost changes and timing of payments; partially offset by,

•

Decreased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $70 million lower on a year-over-year basis; however, we currently expect our full year cash tax payments to increase on a year-over-year basis as a result of the decrease in the bonus depreciation allowance from a deduction of 100% of qualifying capital expenditures for property placed in service in 2011 to a deduction of 50% of qualifying capital expenditures for property placed in service in 2012. See Liquidity Impacts of Income Tax Items below for additional information; and

•

Termination of interest rate swaps — In April 2012, we elected to terminate our $1 billion interest rate swap portfolio associated with senior notes that were scheduled to mature from November 2012 through March 2018. Upon termination of the swaps, we received $72 million in cash for their fair value. The cash proceeds received from the termination of interest rate swap agreements have been classified as a change in “Other assets” within “Net cash provided by operating activities” in the Condensed Consolidated Statement of Cash Flows.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine-month periods ended September 30, 2012 and 2011 are summarized below:

•

Capital expenditures — We used $1,132 million during the first nine months of 2012 for capital expenditures compared with $909 million in the first nine months of 2011, an increase of $223 million. The increase in capital expenditures in 2012 is a result of our increased spending on compressed natural gas vehicles, related fueling infrastructure and growth initiatives. The comparison was also affected by timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $244 million of our fourth quarter 2011 spending was paid in cash in the first quarter of 2012 compared with approximately $206 million of our fourth quarter 2010 spending that was paid in the first quarter of 2011.

•

Acquisitions — Our spending on acquisitions was $178 million in the first nine months of 2012 compared with $645 million in the first nine months of 2011. In 2012, our acquisitions consisted primarily of interests in oil and gas producing properties through two transactions, for which we paid $94 million. The remainder of our 2012 acquisitions related to collection and recycling operations. In 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain other adjustments, to acquire Oakleaf, which continues to provide outsourced waste and recycling services.

•

Investments in unconsolidated entities — We made $61 million and $92 million of cash investments in unconsolidated entities during the first nine months of 2012 and 2011, respectively. The investments in 2012 were related to furthering our goal of growing into new markets, while the investments made in 2011 were primarily related to a $48 million payment made to acquire a noncontrolling interest in a limited liability company that generates refined coal tax credits and $43 million of investments in greener technologies related to our growth initiatives.

•

Other — Net cash used by our other investing activities of $33 million during the first nine months of 2012 was primarily associated with the funding of notes receivable associated with our Wheelabrator Group’s investments in Europe. Net cash provided by our other investing activities of $15 million during the first nine months of 2011 was primarily related to the receipt of a payment of $17 million associated with a note receivable from a prior year divestiture.

Net Cash Used in Financing Activities — During the nine months ended September 30, 2012, net cash used in financing activities was $219 million compared with $459 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the nine-month periods ended September 30, 2012 and 2011 are summarized below:

•	Debt borrowings and repayments — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Nine Months Ended September 30,
	2012	2011
Borrowings:
Revolving credit facility	$—	$100
Canadian credit facility	115	—
Senior notes	495	893
Capital leases and other debt	75	8

	$685	$1,001

Repayments:
Revolving credit facility	$(150)	$(100)
Canadian credit facility	(142)	(77)
Senior notes	—	(147)
Tax-exempt bonds	(86)	(25)
Tax-exempt project bonds	—	(30)
Capital leases and other debt	(95)	(46)

	$(473)	$(425)

Net borrowings	$212	$576

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Dividend payments and share repurchases — We paid $493 million in cash dividends in the first nine months of 2012 compared with $481 million in the first nine months of 2011. The increase in dividend payments is due to our quarterly per share dividends increasing from $0.34 in 2011 to $0.355 in 2012, partially offset by a reduction in the number of outstanding shares as a result of our share repurchase program in 2011.

We repurchased 16.4 million shares of our common stock for $546 million during the first nine months of 2011, of which approximately $18 million was paid in October 2011. There were no share repurchases during the first nine months of 2012.

•

Other — Net cash provided by our other financing activities was $44 million during the first nine months of 2012 compared with net cash used of $43 million during the first nine months of 2011 (including $7 million of financing costs paid to amend and restate our $2.0 billion revolving credit facility). The remaining use of cash in 2011 and the source of cash in 2012 were driven by changes in our accrued liabilities for checks written in excess of related cash balances due to the timing of cash deposits or payments.

Liquidity Impacts of Income Tax Items

Recent Legislation — The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act, signed into law on December 17, 2010, included an extension of the bonus depreciation allowance through the end of 2012 and increased the amount of qualifying capital expenditures that can be depreciated immediately from 50% to 100%. The 100% depreciation deduction applied to qualifying property placed in service from September 8, 2010 through December 31, 2011. The depreciation deduction for qualifying property placed in service in 2012 has been reduced to 50%. The acceleration of deductions on capital expenditures resulting from the bonus depreciation provisions has no impact on our effective tax rate, but reduces our cash taxes in the periods in which the deductions are taken.

The acceleration of depreciation deductions related to qualifying property additions in 2011 decreased our full year 2011 cash taxes by approximately $190 million and, based on our current forecast of 2012 capital expenditures, we estimate a reduction in our full year 2012 cash taxes of approximately $90 million related to qualifying property additions in 2012. However, taking accelerated deductions results in increased cash taxes in subsequent periods when the deductions for these capital expenditures would have otherwise been taken. On a net basis, after taking into account the effect of all applicable years’ bonus depreciation programs, our full year 2011 cash taxes benefitted by approximately $139 million and the deductions taken in previous years from acceleration programs will more than offset the $90 million benefit expected to be received from accelerated depreciation deductions in 2012.

In addition, as a result of the application of the depreciation safe harbor provisions of the Income Tax Regulations, our estimated income tax payments during the first nine months of 2012 were lower than the estimated income tax payments made during the first nine months of 2011. However, we currently expect our full year tax payments to be approximately $100 million higher than the full year tax payments made in 2011.

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

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2012, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Information about market risks as of September 30, 2012, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls over Financial Reporting

Management, together with our principal executive and financial officers, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of the Company’s 2.90% Senior Notes due 2022.

4.2	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the Company’s 2.90% Senior Notes due 2022.

10.1	—	Separation Agreement between the Company and Grace Cowan dated July 25, 2012.

10.2	—	Separation Agreement between the Company and Brett W. Frazier dated August 17, 2012

10.3	—	Separation Agreement between Waste Management Holdings, Inc. and Cherie C. Rice dated October 12, 2012.

31.1	—	Certification Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr. Executive Vice President and Chief Financial Officer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr. Executive Vice President and Chief Financial Officer.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ JAMES C. FISH, JR.
James C. Fish, Jr.
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ DON P. CARPENTER
Don P. Carpenter
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: October 31, 2012