Form 10-K
period 2012-12-31
WASTE MANAGEMENT INC
filed 2013-02-14
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2012 was approximately $15.4 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 7, 2013 was 465,200,137 (excluding treasury shares of 165,082,324).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business.

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

We are the leading provider of comprehensive waste management services in North America, including collection, transfer, recycling and resource recovery, and disposal services for residential, commercial, industrial and municipal customers (our “Solid Waste business” or “Solid Waste”). Our Solid Waste business is operated and managed locally by our subsidiaries throughout North America that focus on distinct geographical areas. We are also a leading developer, operator and owner of waste-to-energy and landfill gas-to-energy facilities in the United States. During 2012, our largest customer represented approximately 1% of annual revenues. We employed approximately 43,500 people as of December 31, 2012.

We own or operate 269 landfill sites, which is the largest network of landfills in our industry. In order to make disposal more practical for larger urban markets, where the distance to landfills or waste-to-energy facilities is typically farther, we manage 297 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy. One method involves recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. Our subsidiary, Wheelabrator Technologies, Inc., also uses waste to create energy by operating 22 highly efficient waste combustion plants that produce clean, renewable energy. We are a leading recycler in North America, handling materials that include paper, cardboard, glass, plastic, metal and electronics. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the U.S. and Canada. In addition to traditional waste operations, we are also expanding to increase the service offerings we provide for our customers.

Our Company’s goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders, and achievement of our goals is intended to meet the needs of a changing industry. The waste industry continues to undergo significant changes. Our Company and others have recognized the value of the traditional waste stream as a potential resource. Landfill volumes have declined in recent years, as customers are increasingly using alternatives to traditional disposal, such as recycling and composting, while also working to reduce the waste they generate. Accomplishment of our goals will grow our Company and allow us to meet the needs of our customers and communities as they, too, Think Green®. We believe that helping our customers achieve their environmental goals will enable us to achieve profitable growth.

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

These efforts will be supported by ongoing improvements in information technologies. We believe that execution of our strategy will provide long-term value to our stockholders. In addition, we intend to continue to return value to our stockholders through dividend payments, and our Board of Directors has given management authority to make common stock repurchases. In December 2012, we announced that our Board of Directors expects to increase the quarterly dividend from $0.355 to $0.365 per share for dividends declared in 2013, which is a 2.8% increase from the quarterly dividends we declared in 2012. This will result in an increase in the amount of free cash flow that we expect to pay out as dividends for the tenth consecutive year and is an indication of our ability to generate strong and consistent cash flows. All quarterly dividends will be declared at the discretion of our Board of Directors.

Operations

General

Through the third quarter of 2012, the operations of our local subsidiaries were primarily organized under our Eastern, Midwest, Southern, Western and Wheelabrator operating Groups. In July 2012, we announced a reorganization of our operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. Principal organizational changes included removing the management layer of our four geographic Groups, each of which previously constituted a reportable segment, and consolidating and reducing the number of our geographic Areas from 22 to 17.

Following our reorganization, our senior management now evaluates, oversees and manages the financial performance of our local Solid Waste business subsidiaries through these 17 Areas. See Notes 12 and 21 to the Consolidated Financials Statements for additional information related to this reorganization and our reportable segments, respectively. Our Wheelabrator business manages waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our Solid Waste or Wheelabrator businesses, as described below. These operations are presented in this report as “Other.”

The table below shows the total revenues (in millions) contributed annually by our Solid Waste and Wheelabrator businesses, in the three-year period ended December 31, 2012. More information about our results of operations is included in Note 21 to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report.

	Years Ended December 31,
	2012	2011	2010
Solid Waste	$13,056	$12,998	$12,613
Wheelabrator	846	877	889
Other	2,106	1,534	975
Intercompany	(2,359)	(2,031)	(1,962)

Total	$13,649	$13,378	$12,515

The services we provide include collection, landfill (solid and hazardous waste landfills), transfer, operation of waste-to-energy facilities and independent power production plants, recycling and resource recovery and other services, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years indicated:

	Years Ended December 31,
	2012	2011	2010
Collection	$8,405	$8,406	$8,247
Landfill	2,685	2,611	2,540
Transfer	1,296	1,280	1,318
Wheelabrator	846	877	889
Recycling	1,360	1,580	1,169
Other	1,416	655	314
Intercompany	(2,359)	(2,031)	(1,962)

Total	$13,649	$13,378	$12,515

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

•

For most residential collection services, we have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of three to six years. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

Landfill.    Landfills are the main depositories for solid waste in North America. At December 31, 2012, we owned or operated 264 solid waste landfills, which represents the largest network of landfills in North America. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

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

Transfer.    At December 31, 2012, we owned or operated 297 transfer stations in North America. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites. At December 31, 2012, our medical waste services business (discussed below) also had 13 smaller transfer operations (separate from its 10 processing facilities, but some of which are located at other existing Company facilities) that are permitted to consolidate regulated medical waste collections for disposal.

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

Wheelabrator.    As of December 31, 2012, we owned or operated 17 waste-to-energy facilities and five independent power production plants, or IPPs, which are located in the Northeast, in the Mid-Atlantic, and in Florida, California and Washington.

At our waste-to-energy facilities, solid waste is burned at high temperatures in specially designed boilers to produce heat that is converted into high-pressure steam. As of December 31, 2012, our waste-to-energy facilities were capable of processing up to 22,300 tons of solid waste each day. In 2012, our waste-to-energy facilities received and processed 8 million tons of solid waste, or approximately 21,700 tons per day.

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

We generate steam at our waste-to-energy and IPPs facilities for the production of electricity. We sell the electricity produced at our facilities into wholesale markets, which include investor-owned utilities, power marketers and regional power pools. Some of our facilities also sell steam directly to end users. Fees charged for electricity and steam at our waste-to-energy facilities and IPPs have generally been subject to the terms and conditions of long-term contracts that include interim adjustments to the prices charged for changes in market conditions such as inflation, electricity prices and other general market factors. During 2012 and 2010, several of our long-term energy contracts and short-term pricing arrangements expired, significantly increasing our waste-to-energy revenues’ exposure to volatility attributable to changes in market prices for electricity, which generally correlate with fluctuations in natural gas prices in the markets in which we operate. Our market-price volatility will continue to increase as additional long-term contracts expire. We use “receive fixed, pay variable” electricity commodity swaps to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. Refer to the Quantitative and Qualitative Disclosures About Market Risk section of this report for additional information about the Company’s current considerations related to the management of this market exposure.

We continue to look at opportunities to expand our waste-to-energy business. In the first quarter of 2012, we formed a U.K. joint venture, together with a commercial waste management company, to develop, construct, operate and maintain a waste-to-energy and recycling facility in England. In connection with this investment, we are committed to provide funding up to £57 million, or $93 million based on the exchange rate as of December 31, 2012, to be used for the development and construction of the facility. Additional information related to this investment is included in Note 20 to the Consolidated Financial Statements. Additionally, in the second quarter of 2012, we invested in another U.K. joint venture, together with an electric utility company, to develop a waste-to-energy and recycling facility in England. In connection with this investment, we are committed to provide funding up to £156 million, or $253 million based upon the exchange rates at December 31, 2012, to be used for the development and construction of the facility.

In 2010, we made two investments which increased the total assets of our Wheelabrator business by $318 million. In the first quarter of 2010, we paid $142 million to acquire a 40% equity investment in Shanghai Environment Group (“SEG”), a subsidiary of Shanghai Chengtou Holding Co., Ltd. As a joint venture partner in SEG, we participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG is also focused on building new waste-to-energy facilities in China. As of December 31, 2012, SEG owned and operated three waste-to-energy facilities and five transfer stations. An additional five waste-to-energy facilities are under construction. Our share of SEG’s earnings are included in “Equity in net losses of unconsolidated entities” in our Consolidated Statement of Operations. In the second quarter of 2010, we paid $150 million for the acquisition of a waste-to-energy facility in Portsmouth, Virginia. Wheelabrator is actively pursuing additional development projects with industry partners and other opportunities to provide waste-to-energy services in Europe and Asia.

Recycling.    Our recycling operations provide communities and businesses with an alternative to traditional landfill disposal and support our strategic goals to extract more value from the materials we manage. In 2001, we became the first major solid waste company to focus on residential single-stream recycling, which allows customers to mix recyclable paper, plastic and glass in one bin. Residential single-stream programs have greatly increased the recycling rates. Single-stream recycling is possible through the use of various mechanized screens and optical sorting technologies. We have also been advancing the single-stream recycling programs for commercial applications. Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. Our recycling operations include the following:

Materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. We operate 114 MRFs where paper, cardboard, metals, plastics, glass, construction and demolition materials and other recyclable commodities are recovered for resale. We also operate 12 secondary processing facilities where recyclable materials can be further processed into raw products used in the manufacturing of consumer goods. Materials processing services include data destruction and automated color sorting.

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

Other.    Other services we provide include the following:

We provide recycling brokerage services, which involves managing the marketing of recyclable materials for third parties. The experience of our recycling operations in managing recyclable commodities for our own operations gives us the expertise needed to effectively manage volumes for third parties. Utilizing the resources and knowledge of our recycling operations’ service centers, we can assist customers in marketing and selling their recyclable commodities with little to no capital requirements. We also provide electronics recycling. We recycle discarded computers, communications equipment, and other electronic equipment. Services include the collection, sorting and disassembling of electronics in an effort to reuse or recycle all collected materials. In recent years, we have teamed with major electronics manufacturers to offer comprehensive “take-back” programs of their products to assist the general public in disposing of their old electronics in a convenient and environmentally safe manner.

Our WM Sustainability Services organization offers our customers in all Areas a variety of services in collaboration with our Areas and strategic accounts program, including (i) in-plant services, where our employees work full-time inside our customers’ facilities to provide full-service waste management solutions and consulting services; (ii) specialized disposal services for oilfield drilling and operations; and (iii) services associated with the disposal of fly ash, residue generated from the combustion of coal and other fuel stocks. Our vertically integrated waste management operations enable us to provide customers with full management of their waste. The breadth of our service offerings and the familiarity we have with waste management practices gives us the unique ability to assist customers in minimizing the amount of waste they generate, identifying recycling opportunities and determining the most efficient means available for waste collection and disposal.

We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy Program. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The EPA endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. At December 31, 2012, landfill gas beneficial use projects were producing commercial quantities of methane gas at 137 of our solid waste landfills. At 109 of these landfills, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. At 17 landfills, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. At 10 landfills, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers. At one landfill, the gas is processed into liquefied natural gas and used as vehicle fuel.

Although many waste management services such as collection and disposal are local services, our strategic accounts program works with customers whose locations span the United States. Our strategic accounts program provides centralized customer service, billing and management of accounts to streamline the administration of customers’ multiple and nationwide locations’ waste management needs. In 2011, we acquired Oakleaf Global Holdings and its primary operations (“Oakleaf”), which provides outsourced waste and recycling services through a nationwide network of third-party haulers. Oakleaf has increased our strategic accounts customer base and enhanced our ability to provide comprehensive environmental solutions.

We also offer integrated medical waste services for healthcare facilities, pharmacies and individuals. We provide full-service solutions to facilities to assist them in best practices, identifying waste streams and proper disposal.

We continue to invest in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations. These investments include joint ventures, acquisitions and partial ownership interests. The solutions and services include the collection of project waste, including construction debris and household or yard waste, through our Bagster® program; the development, operation and marketing of plasma gasification facilities; operation of a landfill gas-to-liquid natural gas plant; solar powered trash compactors; and organic waste-to-fuel conversion technology. Part of our expansion of services includes offering portable self-storage services; fluorescent bulb and universal waste mail-back through our LampTracker® program; and a sharps mail return program through which individuals can safely dispose of their used syringes and lancets using our MedWaste Tracker® system. In addition, we have made investments that involve the acquisition and development of interests in oil and gas producing properties. Finally, we rent portable restroom facilities to municipalities and commercial customers under the name Port-o-Let®, we service such facilities and we provide street and parking lot sweeping services.

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

Operating costs, disposal costs and collection fees vary widely throughout the areas in which we operate. The prices that we charge are determined locally, and typically vary by volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, the availability of airspace within the geographic region, labor costs and amount and type of equipment furnished to the customer. We face intense competition in our Solid Waste business based on pricing and quality of service. We have also begun competing for business based on service offerings. As companies, individuals and communities look for ways to be more sustainable, we are investing in greener technologies and promoting our comprehensive services that go beyond our core business of collecting and disposing of waste.

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern U.S., can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time span, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins. Certain weather conditions, including severe winter storms, may result in the temporary suspension of our operations, which can significantly affect the operating results of the affected regions. The operating results of our first quarter also often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

Employees

At December 31, 2012, we had approximately 43,500 full-time employees, of which approximately 7,500 were employed in administrative and sales positions and the balance in operations. Approximately 8,900 of our employees are covered by collective bargaining agreements.

Financial Assurance and Insurance Obligations

Financial Assurance

Municipal and governmental waste service contracts generally require contracting parties to demonstrate financial responsibility for their obligations under the contract. Financial assurance is also a requirement for (i) obtaining or retaining disposal site or transfer station operating permits; (ii) supporting variable-rate tax-exempt debt and (iii) estimated final capping, closure, post-closure and environmental remedial obligations at many of our landfills.

We establish financial assurance using surety bonds, letters of credit, insurance policies, trust and escrow agreements and financial guarantees. The type of assurance used is based on several factors, most importantly: the jurisdiction, contractual requirements, market factors and availability of credit capacity. The following table summarizes the various forms and dollar amounts (in millions) of financial assurance that we had outstanding as of December 31, 2012:

Surety bonds:
Issued by consolidated subsidiary(a)	$206
Issued by affiliated entity(b)	1,101
Issued by third-party surety companies	1,970

Total surety bonds		$3,277
Letters of credit:
Revolving credit facility(c)	933
Letter of credit facilities(d)	492
Other lines of credit	257

Total letters of credit		1,682
Insurance policies:
Issued by consolidated subsidiary(a)	1,101
Issued by affiliated entity(b)	29
Issued by third-party insurance companies	214

Total insurance policies		1,344
Funded trust and escrow accounts(e)		137
Financial guarantees(f)		115

Total financial assurance(g)		$6,555

(a)	We use surety bonds and insurance policies issued by a wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue financial assurance to WM and its subsidiaries. National Guaranty Insurance Company is authorized to write up to approximately $1.5 billion in surety bonds or insurance policies for our final capping, closure and post-closure requirements, waste collection contracts and other business-related obligations.

(b)	We hold a noncontrolling interest in an entity that we use to obtain financial assurance. Our contractual agreement with this entity does not specifically limit the amounts of surety bonds or insurance that we may obtain, making our financial assurance under this agreement limited only by the guidelines and restrictions of surety and insurance regulations.

(c)	WM has a $2.0 billion revolving credit facility with a term ending May 2016. At December 31, 2012, we had $400 million of outstanding borrowings and $933 million of letters of credit issued and supported by the facility. The unused and available credit capacity of the facility was $667 million as of December 31, 2012.

(d)	We have an aggregate committed capacity of $505 million under letter of credit facilities with terms ending from June 2013 to June 2015. As of December 31, 2012, no borrowings were outstanding under these letter of credit facilities and we had $13 million of unused or available credit capacity.

(e)	Our funded trust and escrow accounts generally have been established to support landfill final capping, closure, post-closure and environmental remediation obligations and our performance under various operating contracts. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the use of funds for qualifying activities; (iv) acquisitions or divestitures of landfills; and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts. The assets held in our funded trust and escrow accounts may be drawn and used to meet the obligations for which the trusts and escrows were established.

(f)	Financial guarantees are provided primarily to support our performance of landfill final capping, closure and post-closure activities. The amount of financial assurance provided by such guarantees is dependent upon measures of our tangible net worth and other criteria.

(g)	The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. Generally Accepted Accounting Principles (“GAAP”).

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

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability, business interruption and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. As of December 31, 2012, our commercial General Liability Insurance Policy carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2012, our auto liability insurance program included a per-incident base deductible of $5 million, subject to additional deductibles of $4.8 million in the $5 million to $10 million layer. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2012 are summarized in Note 11 to the Consolidated Financial Statements.

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

The primary United States federal statutes affecting our business are summarized below:

•

The Resource Conservation and Recovery Act of 1976, or RCRA, as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations are typically implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations.

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

The EPA has issued source performance standards and emission guidelines for large and small municipal waste-to-energy facilities, which include stringent emission limits for various pollutants based on Maximum Achievable Control Technology standards. These sources are also subject to operating permit requirements under Title V of the Clean Air Act. The Clean Air Act requires the EPA to review and revise the MACT standards applicable to municipal waste-to-energy facilities every five years.

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

We are also actively monitoring the following recent developments in United States federal statutes affecting our business:

•

In 2010, the EPA issued the Prevention of Significant Deterioration, or PSD, and Title V Greenhouse Gas, or GHG, Tailoring Rule which expanded the EPA’s federal air permitting authority to include the six GHGs, including methane and carbon dioxide. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The current requirements of these rules have not significantly impacted our operations or cash flows, due to the current tailored thresholds and exclusions of certain emissions from regulation. Air permits for new and modified large municipal solid waste landfills, waste-to-energy facilities and landfill gas-to-energy facilities could be impacted, but the degree of impact is incumbent upon the EPA’s final determination on permitting of biogenic GHG emissions (e.g. carbon dioxide) as well as the EPA’s or implementing states’ determinations on what may constitute “Best Available Control Technology” for new projects exceeding certain thresholds. In addition, recent final and proposed reductions in certain National Ambient Air Quality Standards and related PSD increment/significance thresholds could impact the cost, timeliness and availability of air permits for new and modified large municipal solid waste landfills, waste-to-energy facilities and landfill gas-to-energy facilities. In general, controlling emissions involves drilling collection wells into a landfill and routing the gas to a suitable energy recovery system or combustion device. The landfill gas at 137 of our solid waste landfills is currently being captured and utilized for its renewable energy value. Efforts to curtail the emission of greenhouse gases and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with resulting capital or operating costs; however, we do not believe that such regulations will have a material adverse impact on our business as a whole. See Item 1A. Risk Factors — “The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.” We are striving to anticipate the future needs of our customers by investing in and developing ever-more-advanced recycling and reuse technologies. Potential climate change and GHG regulation initiatives have influenced our business strategy to provide low-carbon services to our customers. If the U.S. were to impose a carbon tax or other form of GHG regulation increasing demand for low-carbon service offerings in the future, the services we are developing will be increasingly valuable.

•

In 2011, the EPA published the Non-Hazardous Secondary Materials, or NHSM, Rule, which provides the standards and procedures for identifying whether NHSM are solid waste under RCRA when used as fuels or ingredients in combustion units. The EPA also published new source performance standards and emission guidelines for commercial and industrial solid waste incineration units, and Maximum Achievable Control Technology Standards for commercial and industrial boilers. The EPA has published clarifications and recently published amendments to these rules. In addition, there is litigation surrounding the rules. Although the recently published amendments are generally favorable to our industry, some of the potential regulatory interpretations are still being reviewed and other regulatory outcomes may be dependent on case-by-case administrative determinations. These could have a significant impact on some of our projects in which we are seeking to convert biomass or other secondary materials into products, fuels or energy. Therefore, it is not possible to quantify the financial impact of these rulemakings or pending administrative determinations at the present time. However, we do not believe the rules or administrative determinations will have a material adverse impact on our business as a whole.

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

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. From time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the United States Supreme Court ruled that a flow control ordinance that gave preference to a local facility that was privately owned was unconstitutional, but in 2007, the Court ruled that an ordinance directing waste to a facility owned by the local government was constitutional. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control could adversely affect our operations. Courts’ interpretations of interstate waste and flow control legislation could adversely affect our solid and hazardous waste management services.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2013 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

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

•	Grow our customer loyalty;

•	Grow into new markets by investing in greener technologies; and

•	Pursue initiatives that improve our operations and cost structure, including our July 2012 restructuring designed to streamline management and staff support.

There are risks involved in pursuing our strategy, including the following:

•	Our strategy may result in a significant change to our business, and our employees, customers or investors may not embrace and support our strategy.

•	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.

•	Customer segmentation is new to our business, and it could result in fragmentation of our efforts, rather than improved customer relationships.

•

In efforts to enhance our revenues, we have implemented price increases and environmental fees, and we have continued our fuel surcharge program to offset fuel costs. The loss of volumes as a result of price increases may negatively affect our cash flows or results of operations.

•	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.

•	Our restructuring may not achieve the goals and cost savings intended, and changes in our organizational structure may make our business more fragmented and difficult to oversee and evaluate.

•

Our ability to make strategic acquisitions and invest in greener technologies depends on our ability to identify desirable acquisition or investment targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, and realize the benefits we expect from those transactions.

•

Acquisitions, investments and/or new service offerings may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure of emerging technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues, among others.

•	Integration of acquisitions, investments and/or new services offerings could increase our exposure to the risk of inadvertent noncompliance with applicable laws and regulations.

•

Execution of our strategy may cause us to incur substantial research and development costs, make substantial investments in emerging technologies and/or incur additional indebtedness, which may divert capital away from our traditional business operations.

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

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. From time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control could adversely affect our operations. Courts’ interpretations of interstate waste and flow control legislation could adversely affect our solid and hazardous waste management services.

Our revenues will fluctuate based on changes in commodity prices.

Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and glass, all of which are subject to significant market price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard and old newsprint. The fluctuations in the market prices or demand for these commodities, particularly demand from Chinese paper mills, can affect our operating income and cash flows negatively, as we have experienced in 2012, or positively, as we experienced in 2011 and 2010. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations. The decline in market prices in 2012 for commodities resulted in a year-over-year decrease in revenue of $428 million compared with 2011. Increases in the prices of recycling commodities resulted in year-over-year increases in revenue of $216 million and $423 million in 2011 and 2010, respectively. Overall commodity prices increased year-over-year 18% and 57% in 2011 and 2010, respectively, and decreased year-over-year 25% in 2012. These prices may fluctuate substantially and without notice in the future. Additionally, our recycling operations offer rebates to suppliers. Therefore, even if we experience higher revenues based on increased market prices for commodities, the rebates we pay will also increase. In other circumstances, the rebates may be subject to a floor, such that as market prices decrease, any expected profit margins on materials subject to the rebate floor are reduced or eliminated.

There are also significant price fluctuations in the price of methane gas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plant operations that can significantly impact our revenue from yield provided by such businesses. In most of the markets in which we operate, electricity prices correlate with natural gas prices. During the years ended December 31, 2012, 2011 and 2010, 56%, 54% and 47%, respectively, of the electricity revenue at our waste-to-energy facilities was subject to current market rates. Our waste-to-energy facilities’ exposure to market price volatility will continue to increase as additional long-term contracts expire. We cannot assure you that we will be able to enter into renewal contracts on comparable or favorable terms, or at all. To mitigate a portion of the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity, we use “receive fixed, pay variable” electricity swaps. Additionally, revenues from our independent power production plants can be affected by price fluctuations. If we are unable to successfully negotiate long-term contracts, or if market prices are at lower levels for sustained periods, our revenues could be adversely affected.

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

Our existing and proposed service offerings to customers may require that we invest in, develop or license, and protect, new technologies. Research and development of new technologies and investment in emerging technologies often requires significant spending that may divert capital investment away from our traditional business operations. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services or emerging technologies in which we have invested, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and any inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. Our Company and others are increasingly focusing on new technologies that provide alternatives to traditional disposal and maximize the resource value of waste. If a competitor develops or obtains exclusive rights to a “breakthrough technology” that provides a revolutionary change in traditional waste management, or if we have inferior intellectual property to our competitors, our financial results may suffer.

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

Our business is directly affected by changes in national and general economic factors that are outside of our control, including consumer confidence, interest rates and access to capital markets. A weak economy generally results in decreased consumer spending and decreases in volumes of waste generated, which decreases our revenues. A weak market for consumer goods can significantly decrease demand by paper mills for recycled corrugated cardboard used in packaging; such decrease in demand can negatively impact commodity prices and our operating income and cash flows. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Consumer uncertainty and the loss of consumer confidence may limit the number or amount of services requested by customers. Economic conditions may also limit our ability to implement our pricing strategy. For example, many of our contracts have price adjustment provisions that are tied to an index such as the Consumer Price Index, and our costs may increase in excess of the increase, if any, in the Consumer Price Index.

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

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2012, we had $587 million of variable-rate tax-exempt bonds that are subject to repricing on either a daily or a weekly basis through a remarketing process and $475 million of tax-exempt bonds with term interest rate periods that are subject to repricing within the next twelve months. If the weakness in the municipal debt market results in repricing of our tax-exempt bonds at significantly higher interest rates, we will incur increased interest expenses that may negatively affect our operating results and cash flows.

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

The price and supply of fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. On average, diesel fuel prices increased 3% and 29% for 2012 and 2011, respectively. We need fuel to run our collection and transfer trucks and our equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. Additionally, we are currently party to pending litigation that pertains to our fuel and environmental charges included on our invoices and generally alleges that such charges were not properly disclosed, were unfair, and were contrary to customer service contracts. See Note 11 of the Consolidated Financial Statements for more information. Regardless of any offsetting surcharge programs, the increased operating costs will decrease our operating margins.

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

We have participated in and contributed to various multiemployer pension plans administered by employer and union trustees. In renegotiation of collective bargaining agreements with labor unions that participate in these plans, we may decide to discontinue participation in various plans. When we withdraw from plans, we can incur withdrawal liabilities for those plans that have underfunded pension liabilities. Various factors affect our liabilities for a plan’s underfunded status, including the numbers of retirees and active workers in the plan, the ongoing solvency of participating employers, the investment returns obtained on plan assets, and the ratio of our historical participation in such plan to all employers’ historical participation; depending on such factors, future withdrawals could have a material adverse effect on results of operations for a particular reporting period. We reflect any withdrawal liability as an operating expense in our statement of operations and as a liability on our balance sheet.

We have previously withdrawn several employee bargaining units from underfunded multiemployer pension plans, and we recognized related expenses of $10 million in 2012 and $26 million in 2010. We are still negotiating and litigating final resolutions of our withdrawal liability for certain withdrawals, which could be higher than the charges we have recognized.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services involves risks such as truck accidents, equipment defects, malfunctions and failures, and natural disasters, which could potentially result in releases of hazardous materials, injury or death of employees and others, or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. These risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption, and property damage or destruction.

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

The amount of insurance we are required to maintain for environmental liability is governed by statutory requirements. We believe that the cost for such insurance is high relative to the coverage it would provide and, therefore, our coverages are generally maintained at the minimum statutorily-required levels. We face the risk of incurring additional costs for environmental damage if our insurance coverage is ultimately inadequate to cover those damages. We also carry a broad range of other insurance coverages that are customary for a company our size. We use these programs to mitigate risk of loss, thereby enabling us to manage our self-insurance exposure associated with claims. The inability of our insurers to meet their commitments in a timely manner and the effect of significant claims or litigation against insurance companies may subject us to additional risks. To the extent our insurers are unable to meet their obligations, or our own obligations for claims are more than we estimated, there could be a material adverse effect to our financial results.

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

In accordance with GAAP, we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. Events that could, in some circumstances, lead to an impairment include, but are not limited to, shutting down a facility or operation or abandoning a development project or the denial of an expansion permit. If we determine a development or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such facility or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheet, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We may be required to incur charges against earnings if we determine that events such as those described cause impairments. Any such charges could have a material adverse effect on our results of operations.

Our capital requirements and our business strategy could increase our expenses, cause us to change our growth and development plans, or fail to maintain our desired credit profile.

Recent economic conditions have reduced our cash flows from operations and could do so in the future. If impacts on our cash flows from operations are significant, we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, or dividend declarations, and we may delay reinstituting share repurchases from when we otherwise would. We may choose to incur indebtedness to pay for these activities, and there can be no assurances that we would be able to incur indebtedness on terms we deem acceptable or that we would maintain our targeted balance of debt to equity. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and decreasing our net income. Further, our ability to execute our financial strategy and our ability to incur indebtedness depends on our ability to maintain investment grade ratings on our senior debt. The credit rating process is contingent upon our credit profile, as well as a number of other factors, many of which are beyond our control. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected.

Additionally, we have $1.5 billion of debt as of December 31, 2012 that is exposed to changes in market interest rates within the next twelve months because of the combined impact of our tax-exempt bonds, our interest rate swap agreements and borrowings outstanding under our Canadian Credit Facility. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $2.0 billion revolving credit facility to meet our cash needs, to the extent available, until its maturity in May 2016. As of December 31, 2012, we had $400 million of borrowings and $933 million of letters of credit issued and supported by the facility, leaving an unused and available credit capacity of $667 million. In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to continue to operate.

The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.

Our landfill operations emit methane, identified as GHG. Efforts to curtail the emission of GHGs to ameliorate the effect of climate change could advance on the federal, regional or state level, and should comprehensive climate change legislation be enacted, we expect it to impose costs on our operations, the materiality of which we cannot predict. In 2010, the EPA published a Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which expanded the EPA’s federal air permitting authority to include the six GHGs. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The current requirements of these rules have not significantly impacted our operations or cash flows, due to the current tailored thresholds and exclusions of certain emissions from regulation. However, if certain changes to these regulations are enacted, such as the lowering of thresholds or inclusion of biogenic emissions, such amendments could have a material adverse effect on our results of operations or cash flows.

The seasonal nature of our business and “one-time” special projects cause our results to fluctuate, and prior performance is not necessarily indicative of our future results.

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern U.S., can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time span, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins.

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

The construction of new international waste-to-energy facilities is subject to many business risks and uncertainties that could cause such projects to fail to achieve the financial results anticipated.

Our Wheelabrator business in investing in growing its waste-to-energy business in China and Europe through projects to develop, construct and/or operate new facilities. Development and construction of a waste-to-energy facility is a complex, capital intensive, long-term process subject to risks of delays, cost overruns and financing difficulty. Additionally, technology incorporated in such facilities may not perform as anticipated. Any of these risks, among others, may cause such projects to fail to achieve the financial results anticipated, which could have a negative impact on our operating results.

Additionally, the financing, development, construction and operation of projects outside the United States can entail significant political and financial risks, which vary by country, including:

•	changes in law or regulations;

•	changes in disposal and electricity pricing;

•	changes in foreign tax laws and regulations;

•	changes in United States federal, state and local laws, including tax laws, related to foreign operations;

•	compliance with United States federal, state and local foreign corrupt practices laws;

•	changes in government policies or personnel;

•	changes in general economic conditions affecting each country, including conditions in financial markets;

•	changes in labor relations in operations outside the United States;

•	political, economic or military instability and civil unrest; and

•	credit quality of entities that purchase our power.

The legal and financial environment in foreign countries could also make it more difficult for us to enforce our rights under agreements. Any or all of the risks identified above with respect to our international projects could adversely affect our revenue and cash generation.

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

Our principal executive offices are in Houston, Texas, where we lease approximately 480,000 square feet under leases expiring through 2020. We have field-based administrative offices in Arizona, Illinois, Texas, Connecticut and New Hampshire. We own or lease real property in most locations where we have operations. We have operations in all 50 states except Montana. We also have operations in the District of Columbia, Puerto Rico and throughout Canada.

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

The following table summarizes our various operations at December 31 for the periods noted:

	2012	2011
Landfills:
Owned	211	211
Operated through lease agreements	24	25
Operated through contractual agreements	34	35

	269	271
Transfer stations	297	287
Material recovery facilities	114	107
Secondary processing facilities	12	13
Waste-to-energy facilities	17	17
Independent power production plants	5	5

The following table provides certain information regarding the 235 landfills owned or operated through lease agreements and a count of landfills operated through contractual agreements, transfer stations and material recovery facilities as of December 31, 2012:

	Landfills Owned or Operated Through Lease Agreements				Landfills Operating Through Contractual Agreements	Transfer Stations	Material Recovery Facilities
	Landfills	Total Acreage(a)	Permitted Acreage(b)	Expansion Acreage(c)
Solid Waste	231	144,356	37,685	2,166	34	294	114
Wheelabrator	4	781	341	—	—	3	—

	235	145,137	38,026	2,166	34	297	114

(a)	“Total acreage” includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land owned or leased by our landfill operations.

(b)	“Permitted acreage” consists of all acreage at the landfill encompassed by an active permit to dispose of waste.

(c)	“Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions section included herein.

Item 3.	Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 11 in the Consolidated Financial Statements included in this report.

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

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The following table sets forth the range of the high and low per-share sales prices for our common stock as reported on the NYSE:

	High	Low
2011
First Quarter	$38.58	$35.86
Second Quarter	39.69	36.22
Third Quarter	38.06	27.76
Fourth Quarter	35.52	29.77
2012
First Quarter	$35.75	$32.11
Second Quarter	36.35	31.93
Third Quarter	35.70	31.08
Fourth Quarter	34.45	30.83
2013
First Quarter (through February 7, 2013)	$37.98	$33.70

On February 7, 2013, the closing sale price as reported on the NYSE was $36.55 per share. The number of holders of record of our common stock on February 7, 2013 was 13,036.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the Dow Jones Waste & Disposal Services Index and the S&P 500 Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of Cumulative Five Year Total Return

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

Waste Management, Inc.	$100	$105	$111	$126	$116	$125
S&P 500 Index	$100	$63	$80	$92	$94	$109
Dow Jones Waste & Disposal Services Index	$100	$94	$107	$127	$127	$138

Our quarterly dividends have been declared and authorized by our Board of Directors. Cash dividends declared and paid were $604 million in 2010, or $1.26 per common share, $637 million in 2011, or $1.36 per common share and $658 million in 2012, or $1.42 per common share.

We did not repurchase any shares of common stock in 2012 pursuant to the $500 million authorized by the Board of Directors in December 2011, which expired at the end of 2012.

In December 2012, we announced that our Board of Directors expects to increase the per share quarterly dividend from $0.355 to $0.365 for dividends declared in 2013. However, all future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board of Directions may deem relevant. Additionally, the Board of Directors authorized up to $500 million in share repurchases in connection with the 2013 financial plan. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

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

	Years Ended December 31,
	2012(a)	2011(a)	2010(a)	2009	2008
	(In millions, except per share amounts)
Statement of Operations Data:
Operating revenues	$13,649	$13,378	$12,515	$11,791	$13,388

Costs and expenses:
Operating	8,879	8,541	7,824	7,241	8,466
Selling, general and administrative	1,472	1,551	1,461	1,364	1,477
Depreciation and amortization	1,297	1,229	1,194	1,166	1,238
Restructuring	67	19	(2)	50	2
(Income) expense from divestitures, asset impairments and unusual items	83	10	(78)	83	(29)

	11,798	11,350	10,399	9,904	11,154

Income from operations	1,851	2,028	2,116	1,887	2,234
Other expense, net	(548)	(508)	(485)	(414)	(437)

Income before income taxes	1,303	1,520	1,631	1,473	1,797
Provision for income taxes	443	511	629	413	669

Consolidated net income	860	1,009	1,002	1,060	1,128
Less: Net income attributable to noncontrolling interests	43	48	49	66	41

Net income attributable to Waste Management, Inc.	$817	$961	$953	$994	$1,087

Basic earnings per common share	$1.76	$2.05	$1.98	$2.02	$2.21

Diluted earnings per common share	$1.76	$2.04	$1.98	$2.01	$2.19

Cash dividends declared per common share	$1.42	$1.36	$1.26	$1.16	$1.08

Balance Sheet Data (at end of period):
Working capital (deficit)	$(613)	$(689)	$(3)	$109	$(701)
Goodwill and other intangible assets, net	6,688	6,672	6,021	5,870	5,620
Total assets	23,097	22,569	21,476	21,154	20,227
Debt, including current portion	9,916	9,756	8,907	8,873	8,326
Total Waste Management, Inc. stockholders’ equity	6,354	6,070	6,260	6,285	5,902
Total equity	6,675	6,390	6,591	6,591	6,185

(a)	For more information regarding these financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and changes in our accounting policies on the comparability of this information, see Note 2 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2012. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A, Risk Factors. The following discussion should be read in light of that disclosure and together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements.

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

Highlights of our financial results for 2012 include:

•	Revenues of $13.6 billion compared with $13.4 billion in 2011, an increase of $271 million, or 2.0%. This increase in revenues is primarily attributable to:

•	Increases associated with acquired businesses of $535 million, of which $314 million is related to Oakleaf;

•	Internal revenue growth from yield on our collection and disposal business of 0.8% in the current year, which increased revenue by $86 million;

•

Year-over-year increase in internal revenue growth from volume of $67 million, primarily from our recycling brokerage business and our material recovery facilities. Additionally, revenues increased due to higher special waste volumes; and

•	Increases from fuel surcharges and mandated fees of $33 million;

•	Offset in large part by decreases from lower recyclable commodity prices, lower electricity prices and foreign currency translation totaling $446 million;

•

Operating expenses of $8.9 billion, or 65.1% of revenues, compared with $8.5 billion, or 63.8% of revenues, in 2011. This increase of $338 million is due in large part to our acquisition of Oakleaf, and related increases in subcontractor costs, as well as the impact of higher fuel prices on direct and indirect fuel costs, which have related revenue increases as noted above. This increase was partially offset by a decrease in customer rebates because of lower recyclable commodity prices;

•

Selling, general and administrative expenses decreased $79 million, or 5.1%, from $1,551 million in 2011 to $1,472 million in 2012, primarily due to reductions in incentive compensation and long-term incentive plan expenses and a decrease in consulting costs due to the implementation of our initiatives focusing on procurement and operational and back-office efficiencies. These decreases were partially offset by increases to support our strategic plan to grow into new markets and expand service offerings, including the acquisition of Oakleaf;

•	Income from operations of $1.9 billion, or 13.6% of revenues, in 2012 compared with $2.0 billion, or 15.2% of revenues, in 2011;

•	Net income of $817 million, or $1.76 per diluted share for 2012, as compared with $961 million, or $2.04 per diluted share in 2011; and

•	We returned $658 million to our shareholders through dividends in 2012, compared with $637 million in 2011.

The following explanation of certain notable items that impacted the comparability of our 2012 results with 2011 has been provided to support investors’ understanding of our performance. Our 2012 results were affected by the following:

•

The recognition of pre-tax impairment charges aggregating $109 million attributable primarily to facilities in our medical waste services business and investments in waste diversion technologies. These items had a negative impact of $0.17 on our diluted earnings per share;

•

The recognition of pre-tax restructuring costs aggregating $82 million primarily related to our July 2012 restructuring as well as integration costs associated with our acquisition of Oakleaf. These items had a negative impact of $0.11 on our diluted earnings per share;

•

The recognition of a pre-tax charge of $10 million related to the withdrawal from an underfunded multiemployer pension plan and a pre-tax charge of $6 million resulting from a labor union dispute. These items had a negative impact of $0.02 on our diluted earnings per share; and

•

The recognition of pre-tax charges aggregating $10 million related to an accrual for legal reserves and the impact of a decrease in the risk-free discount rate used to measure our environmental remediation liabilities. These items had a negative impact of $0.01 on our diluted earnings per share.

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

During 2012, we continued to produce strong cash flows from operating activities and return cash to our shareholders through dividends, despite very challenging commodity market conditions. Our fourth quarter 2012 results were in line with our expectations, and our internal revenue growth from yield was at its highest level for the year, positioning the Company to focus on growing earnings. In 2013, we expect to see increased internal revenue growth from yield and volume, as well as continued benefit from our cost savings programs, including our 2012 restructuring. We will also continue to emphasize strong cash flow to support our dividend, debt reduction, share repurchases, and appropriate acquisition and investment opportunities.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities” is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$2,295	$2,469	$2,275
Capital expenditures	(1,510)	(1,324)	(1,104)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets (a)	44	53	44

Free cash flow	$829	$1,198	$1,215

(a)	Proceeds from divestitures of businesses for the year ended December 31, 2011 included the receipt of a payment of $17 million related to a note receivable from a prior year divestiture. This receipt is included as a component of “Other” within “Cash flows from investing activities” in our Consolidated Statement of Cash Flows.

When comparing our cash flows from operating activities for the year ended December 31, 2012 to the comparable period in 2011, the decrease was primarily related to the impact of lower cash earnings, an increase in tax payments of $63 million year-over-year, the payment of $59 million to settle the liabilities associated with the termination of our forward starting swaps in September 2012 and unfavorable impacts of working capital changes. The decrease was partially offset by a favorable cash receipt of $72 million resulting from the termination of interest rate swaps in April 2012.

When comparing our cash flows from operating activities for the year ended December 31, 2011 to the comparable period in 2010, the change is primarily attributable to decreases in our income tax payments, which positively affected our cash flow from operations, as well as a cash payment of $37 million made when our Canadian hedges matured in December 2010. This increase was partially offset by a favorable cash benefit of $77 million resulting from a litigation settlement in April 2010 and a $65 million federal tax refund in the third quarter of 2010 related to the liquidation of a foreign subsidiary in 2009.

The increase in capital expenditures is a result of our increased spending on compressed natural gas vehicles, related fueling infrastructure and growth initiatives, and the impact of timing differences associated with cash payments for the previous years’ fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. A more significant portion of our fourth quarter 2011 and 2010 spending was paid in cash in 2012 and 2011, respectively, than in the preceding year.

Acquisition of Oakleaf Global Holdings

On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf. Oakleaf provides outsourced waste and recycling services through a nationwide network of third-party haulers. The operations we acquired generated approximately $580 million in revenues in 2010. We acquired Oakleaf to advance our growth and transformation strategies and increase our national accounts customer base while enhancing our ability to provide comprehensive environmental solutions. For the year ended December 31, 2011, we incurred $1 million of acquisition-related costs, which were classified as “Selling, general and administrative” expenses. For the year ended December 31, 2011, subsequent to the acquisition date, Oakleaf recognized revenues of $265 million and net income of less than $1 million, which are included in our Consolidated Statement of Operations. For the year ended December 31, 2012, Oakleaf recognized revenues of $617 million and net losses of $29 million, which are included in the Consolidated Statement of Operations.

The following table shows adjustments since September 30, 2011 to the allocation of the purchase price of Oakleaf to the assets acquired and liabilities assumed based on their estimated fair value; this allocation was finalized as of September 30, 2012 (in millions):

	September 30, 2011	Adjustments	September 30, 2012
Accounts and other receivables	$68	$3	$71
Other current assets	28	—	28
Property and equipment	77	(7)	70
Goodwill	320	8	328
Other intangible assets	92	(5)	87
Accounts payable	(80)	(2)	(82)
Accrued liabilities	(48)	—	(48)
Deferred income taxes, net	(13)	4	(9)
Other liabilities	(12)	(1)	(13)

Total purchase price	$432	$—	$432

The following table presents the final allocation of the purchase price to intangible assets (amounts in millions, except for amortization periods):

	Amount	Weighted Average Amortization Periods (in Years)
Customer relationships	$74	10.0
Vendor relationships	4	10.0
Trademarks	9	15.0

	$87	10.5

Goodwill of $328 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is a result of expected synergies from combining the Company’s operations with Oakleaf’s national accounts customer base and vendor network. The vendor-hauler network expands our partnership with third-party service providers. In many cases we can provide vendor-haulers with opportunities to maintain and increase their business by utilizing our extensive post-collection network. We believe this will generate significant benefits for the Company and for the vendor-haulers. Goodwill has been assigned to our Areas as they are expected to benefit from the synergies of the combination. Goodwill related to this acquisition is not deductible for income tax purposes.

The following pro forma consolidated results of operations have been prepared as if the acquisition of Oakleaf occurred at January 1, 2010 (in millions, except per share amounts):

	Years Ended December 31,
	2011	2010
Operating revenues	$13,693	$13,059
Net income attributable to Waste Management, Inc.	955	935
Basic earnings per common share	2.03	1.95
Diluted earnings per common share	2.03	1.94

Subsequent Event

In January 2013, we acquired Greenstar, LLC, an operator of recycling and resource recovery facilities. We paid cash consideration of $170 million, subject to post-closing adjustments. Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018 should Greenstar, LLC satisfy certain performance criteria over this period.

Basis of Presentation of Consolidated Financial Information

Indefinite-Lived Intangible Assets Impairment Testing — In July 2012, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with indefinite-lived intangible assets testing. The amended guidance provides companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. The amendments are effective for indefinite-lived intangible impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption was permitted. The Company’s early adoption of this guidance in 2012 did not have an impact on our consolidated financial statements. Additional information on impairment testing can be found in Note 3 to the Consolidated Financial Statements.

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

Fair Value Measurement — In May 2011, the FASB amended authoritative guidance associated with fair value measurements. This amended guidance defines certain requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP. The amendments to authoritative guidance associated with fair value measurements were effective for the Company on January 1,

2012 and have been applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

As a result of our implementation of this guidance, effective January 1, 2010, we deconsolidated certain final capping, closure, post-closure and environmental remediation trusts because we share power over significant activities of these trusts with others. Our financial interests in these entities are discussed in Note 20 to the Consolidated Financial Statements. The deconsolidation of these trusts has not materially affected our financial position, results of operations or cash flows during the periods presented.

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

Final Capping Costs — We estimate the cost for each final capping event based on the area to be finally capped and the capping materials and activities required. The estimates also consider when these costs are anticipated to be paid and factor in inflation and discount rates. Our engineering personnel allocate final landfill capping costs to specific final capping events. The landfill capacity associated with each final capping event is then quantified and the final capping costs for each event are amortized over the related capacity associated with the event as waste is disposed of at the landfill. We review these costs annually, or more often if significant facts change. Changes in estimates, such as timing or cost of construction, for final capping events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed asset, the adjustment to the asset must be amortized immediately through expense. When the change in estimate relates to a final capping event that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace amortization.

Closure and Post-Closure Costs — We base our estimates for closure and post-closure costs on our interpretations of permit and regulatory requirements for closure and post-closure monitoring and maintenance. The estimates for landfill closure and post-closure costs also consider when the costs are anticipated to be paid and factor in inflation and discount rates. The possibility of changing legal and regulatory requirements and the forward-looking nature of these types of costs make any estimation or assumption less certain. Changes in estimates for closure and post-closure events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed asset, the adjustment to the asset must be amortized immediately through expense. When the change in estimate relates to a landfill asset that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace amortization.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval of our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 32 landfill sites with expansions included at December 31, 2012, 10 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Six of these landfills required approval by our Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining four landfills required approval due to local zoning restrictions or because the permit application processes do not meet the one- or five-year requirements.

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement cost related to final capping, closure and post-closure of the expansion in the amortization basis of the landfill.

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

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts, could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if it is determined that the expansion capacity should no longer be considered in calculating the recoverability of the landfill asset, we may be required to recognize an asset impairment or incur significantly higher amortization expense. If at any time management makes the decision to abandon the expansion effort, the capitalized costs related to the expansion effort are expensed immediately.

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

Landfills — The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the sensitive estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a probability-weighted cash flow estimation approach, may indicate that no impairment loss should be recorded. At December 31, 2012, three of our landfill sites in two jurisdictions, for which we believe receipt of expansion permits is probable, are not currently accepting waste. The net recorded capitalized landfill asset cost for these three sites was $493 million at December 31, 2012. We performed tests of recoverability for these landfills and the undiscounted cash flows resulting from our probability-weighted estimation approach significantly exceeded the carrying values of each of these three sites.

Goodwill — At least annually, and more frequently if warranted, we assess our goodwill for impairment.

In July 2012, we announced organizational changes including removing the management layer of our four geographic Groups and consolidating and reducing the number of our geographic Areas through which we evaluate and oversee our Solid Waste business from 22 to 17. With the elimination of the geographic Groups, we have determined that our Areas constitute reporting units and we now assess whether a goodwill impairment exists at the Area level. Goodwill previously assigned to the Groups was allocated to the Areas on a relative fair value basis. This reorganization did not change our other reporting units, including the Wheelabrator business and our other less material reporting units including recycling brokerage and waste diversion technology businesses.

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

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment or two-step impairment test to determine whether a goodwill impairment exists at the reporting unit. The first step in our quantitative assessment identifies potential impairments by comparing the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is typically estimated using a combination of the income approach and market approach or only an income approach when applicable. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported cash flows. We then apply that multiple to the reporting units’ cash flows to estimate their fair values. We believe that this approach is appropriate because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

In the second quarter of 2012, we believed an impairment indicator existed such that the fair value of our Wheelabrator business could potentially be less than its carrying amount because of the negative effect on our revenues of the continued deterioration of electricity commodity prices, coupled with our continued increased exposure to market prices as a result of the expiration of several long-term, fixed-rate electricity commodity contracts at our waste-to-energy and independent power facilities, and the expiration of several long-term disposal contracts at above-market rates. As a result, we performed an interim impairment analysis of Wheelabrator’s goodwill balance, of $788 million. We performed the interim quantitative assessment using both an income and a market approach in the second quarter of 2012, which indicated that the estimated fair value of our Wheelabrator business exceeded its carrying value.

In the fourth quarter of 2012, we performed our annual impairment test of our goodwill balances using a measurement date of October 1, 2012. This impairment test indicated that the estimated fair value of our Wheelabrator business exceeded its carrying value by approximately 10% compared to an excess of 30% at our annual fourth quarter 2011 test. This quantitative assessment was performed using both an income and market approach similar to our interim quantitative assessment. If market prices for electricity worsen or do not recover as we have projected, our disposal volumes or rates decline, our costs or capital expenditures exceed our forecasts or our costs of capital increase, the estimated fair value of our Wheelabrator business could decrease and potentially result in an impairment charge in a future period. We will continue to monitor our Wheelabrator business.

Our annual goodwill impairment test also indicated that the estimated fair value of our Eastern Canada Area exceeded its carrying value by approximately 5%. This quantitative assessment also was performed using both an income and market approach. The Eastern Canada Area goodwill balance was $295 million at October 1, 2012. If we do not achieve our anticipated disposal volumes, our collection or disposal rates decline, our costs or capital expenditures exceed our forecasts, costs of capital increase, or we do not receive anticipated landfill expansions, the estimated fair value of our Eastern Canada Area could decrease and potentially result in an impairment charge in a future period. We will continue to monitor our Eastern Canada Area.

Refer to Note 6 to the Consolidated Financial Statements for additional information related to goodwill impairment considerations made during the reported periods.

Indefinite-Lived Intangible Assets Other Than Goodwill — At least annually, and more frequently if warranted, we assess indefinite-lived intangible assets other than goodwill for impairment.

Beginning in 2012, when performing the impairment test for indefinite-lived intangible assets, we generally first conduct a qualitative analysis to determine whether we believe it is more likely than not that an asset has been impaired. If we believe an impairment has occurred, we then evaluate for impairment by comparing the estimated fair value of assets to the carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

Fair value is typically estimated using an income approach. The income approach is based on the long-term projected future cash flows. We discount the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the expected long-term performance considering the economic and market conditions that generally affect our business.

Fair value computed by this method is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, we believe that this method provides a reasonable approach to estimating the fair value of the reporting units.

Refer to Note 6 to the Consolidated Financial Statements for additional information related to indefinite-lived intangible assets impairment considerations made during the reported periods.

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

Results of Operations

Operating Revenues

Our operating revenues generally come from fees charged for our collection, disposal, transfer, recycling and resource recovery, and waste-to-energy services and from sales of commodities by our recycling, waste-to-energy and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or MRF and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenue generally consists of tipping fees and the sale of recyclable commodities to third parties. The fees we charge for our collection, disposal, transfer and recycling services generally include fuel surcharges, which are indexed to current market costs for fuel. Our waste-to-energy revenues, which are generated by our Wheelabrator business, are based on the type and weight or volume of waste received at our waste-to-energy facilities and IPPs and amounts charged for the sale of energy and steam. Our “Other” lines of business include Oakleaf, our landfill gas-to-energy operations, Port-O-Let® services, portable self-storage, fluorescent lamp recycling and oil and gas producing properties. Intercompany revenues between our operations have been eliminated in the consolidated financial statements. These operations are presented as “Other” in the table below. Shown below (in millions) is the contribution to revenues during each year:

	Years Ended December 31,
	2012	2011	2010
Solid Waste	$13,056	$12,998	$12,613
Wheelabrator	846	877	889
Other	2,106	1,534	975
Intercompany	(2,359)	(2,031)	(1,962)

Total	$13,649	$13,378	$12,515

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Years Ended December 31,
	2012	2011	2010
Collection:
Commercial	$3,417	$3,499	$3,391
Residential	2,584	2,609	2,594
Industrial	2,129	2,052	1,988
Other	275	246	274

Total collection	8,405	8,406	8,247
Landfill	2,685	2,611	2,540
Transfer	1,296	1,280	1,318
Wheelabrator	846	877	889
Recycling	1,360	1,580	1,169
Other	1,416	655	314
Intercompany(b)	(2,359)	(2,031)	(1,962)

Total	$13,649	$13,378	$12,515

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change 2012 vs. 2011		Period-to-Period Change 2011 vs. 2010
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$(319)	(2.4)%	$572	4.6%
Volume	67	0.5	(187)	(1.5)

Internal revenue growth	(252)	(1.9)	385	3.1
Acquisitions	535	4.0	449	3.6
Divestitures	(4)	—	(2)	—
Foreign currency translation	(8)	(0.1)	31	0.2

Total	$271	2.0%	$863	6.9%

(a)	Calculated by dividing the amount of current year increase or decrease by the prior year’s total company revenue adjusted to exclude the impacts of current year divestitures ($13,374 million and $12,513 million for 2012 and 2011, respectively).

(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We also analyze the changes in average yield in terms of related-business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis (dollars in millions):

	Period-to-Period Change 2012 vs. 2011		Period-to-Period Change 2011 vs. 2010
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection, landfill and transfer	$107	1.0%	$198	2.0%
Waste-to-energy disposal(ii)	(21)	(4.6)	(5)	(1.1)

Collection and disposal(ii)	86	0.8	193	1.8
Recycling commodities	(428)	(26.6)	216	17.8
Electricity(ii)	(10)	(3.7)	(6)	(2.2)
Fuel surcharges and mandated fees	33	5.3	169	37.7

Total	$(319)	(2.4)	$572	4.6

(i)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue, adjusted to exclude the impacts of divestitures for the current year. The table below summarizes the related business revenues for each year, adjusted to exclude the impacts of divestitures (in millions):

	Denominator
	2012	2011
Related-business revenues:
Collection, landfill and transfer	$10,414	$10,111
Waste-to-energy disposal	457	466

Collection and disposal	10,871	10,577
Recycling commodities	1,612	1,215
Electricity	273	273
Fuel surcharges and mandated fees	618	448

Total Company	$13,374	$12,513

(ii)	Average revenue growth for yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator business and our landfill gas-to-energy operations, which are reported as “Electricity” revenues.

Our revenues increased $271 million, or 2.0%, and $863 million, or 6.9%, for the years ended December 31, 2012 and 2011, respectively. The year-over-year change in revenues for both periods has been driven by (i) revenue growth from average yield on our collection and disposal operations; (ii) acquisitions, particularly the acquisition of Oakleaf, which increased year-over-year consolidated revenues by $314 million for 2012 and $251 million for 2011; and (iii) market factors, including fluctuations in recyclable commodity prices that negatively affected revenues in 2012 and favorably affected our revenues in 2011; volatility in diesel prices that affects the revenues provided by our fuel surcharge program; foreign currency translation, which negatively affected our revenues from our Canadian operations in 2012 but favorably impacted our revenues in 2011; and lower electricity prices, which correlate with natural gas prices and cause fluctuations in the rates we receive for electricity under our power purchase contracts and merchant transactions. Further affecting revenue changes were revenue increases due to higher volumes in 2012 but revenues declines due to lower volumes in 2011.

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

In 2012, revenue growth from collection and disposal average yield was $86 million, or 0.8%, as compared with the prior year. This revenue increase from yield was primarily driven by our collection operations; however, we also experienced yield growth from our disposal operations. Our commercial and industrial lines of business continue to drive our yield growth in our collection operations. Our 0.8% increase for 2012 is less than the 1.8% increase for 2011. This is due in large part to reduced increases of certain service fees and continued pressure from competition in our commercial line of business. Additionally, we have experienced downward pressure on our revenue growth from yield in our residential line of business. Due to competition, it has become increasingly difficult to retain customers and to win new contracts at current average rates; as a result, in many instances, the Company has offered increased services without a commensurate increase in pricing when bidding on or renewing residential contracts and pursuing residential subscription business. These increased services are principally recycling services, which are typically priced lower than our average rates. This combination of increased competition and bundling of complementary services, such as recycling, in the residential line of business has put added pressure on our revenue growth from yield though we did see a steadily improving trend throughout 2012.

In both 2012 and 2011, our total collection and disposal revenue growth from yield was negatively affected by the expiration and renegotiation of a long-term disposal contract in August 2011 at one of our waste-to-energy facilities in South Florida. The expiration and renegotiation of this contract decreased revenues both in our waste-to-energy disposal line of business, by approximately $17 million and $5 million for the years ended December 31, 2012 and 2011, respectively; and in our collection line of business, by approximately $7 million and $2 million in 2012 and 2011, respectively. Certain of the franchise agreements serviced by our collection operations in South Florida contain specific language that ties a portion of their total rate to the disposal rate charged by this waste-to-energy facility to our collection operations. The expiration of this long-term contract in South Florida negatively impacted our total collection and disposal yield by approximately $24 million and $7 million in 2012 and 2011, respectively. Additionally, for 2012, we experienced further downward pressure on our revenue growth from yield of approximately $7 million resulting from the expiration and renegotiation of a second similar long-term waste-to-energy disposal contract in South Florida at the end of March 2012. We expect this negative trend to continue into 2013. Although the factors discussed above negatively affected our revenue growth from yield in 2012 as compared with 2011, we did see a favorable rate of revenue growth from yield in our landfill line of business during 2012. Overall, we have found that increasing our revenue growth from yield is currently a challenge given the increased service offerings in many of our new contracts and the highly competitive environment. Despite these headwinds, we continue to maintain our pricing discipline in order to improve yield on our base business.

Revenues from our environmental fee, which are included in average yield on collection and disposal, increased by $41 million and $47 million for the years ended December 31, 2012 and 2011, respectively. Environmental fee revenues totaled $344 million in 2012 as compared with $303 million in 2011 and $256 million in 2010. Revenue increase from environmental fees flattened, as we did not implement fee increases in 2012 commensurate with the prior year. During 2013, we are not expecting our environmental fee to contribute significantly to our revenue growth.

Recycling commodities — Decreases in the prices of the recycling commodities we sold resulted in a decrease in revenues of $428 million, with an estimated negative impact on income from operations of approximately $130 million for 2012. Our year-over-year commodity prices declined almost 25% in 2012 driven by the continued increase in supply and lower demand. In 2011, higher recycling commodity prices were the principal driver of our revenue increase of $216 million as compared with 2010, with an estimated favorable impact on income from operations of approximately $60 million. In 2013, we expect recycling commodity sales prices to average levels present at the end of 2012 and be slightly negative in the first half of the year compared to 2012.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, increased by $33 million and $169 million for the years ended December 31, 2012 and 2011, respectively. These increases are attributable to the fluctuation in the national average prices for diesel fuel that we use for our fuel surcharge program. The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations, which increased $11 million and $6 million for the years ended December 31, 2012 and 2011, respectively.

Volume — Changes in our volume caused our revenue to increase $67 million, or 0.5%, for the year ended December 31, 2012. This is a notable improvement from the prior year when revenue decline due to volume was $187 million, or 1.5%, for the year ended December 31, 2011.

In 2012, our total landfill revenue increased $49 million over the comparable prior year period due to higher third-party volumes, primarily driven by higher special waste volumes in the eastern and mid-western parts of the country. In addition, revenues increased from year-over-year volume growth in our recycling brokerage business and our material recovery facilities by $61 million for 2012. The additional recycling capacity that we added during 2011 and 2012, as well as our continued pursuit of municipal volumes, contributed to this increase in revenues due to volume.

Volume declines from our collection business accounted for a $65 million revenue decline for the year ended December 31, 2012. The decline was primarily driven by our commercial and, to a lesser extent, our residential collection lines of business, which we attribute to the effects of pricing, competition and diversion of waste by customers, as well as the overall continued weakness in the economy. Revenue declines due to lower volumes in these two collection lines of business were offset, in part, by revenue increases in our industrial collection line of business, driven in large part by the growth of our oilfield services business. Furthermore, revenue increased due to volume growth in our non-traditional collection businesses, as well as in our ancillary services, primarily driven by increases in our medical waste services, our in-plant services and our portable self-storage services businesses. Finally, our 2012 volume growth was favorably impacted by the Hurricane Sandy cleanup efforts in the fourth quarter by about $26 million.

In 2011, volume declines from our collection business accounted for $327 million of volume-related revenue decline. We experienced commercial and residential collection revenue declines due to lower volume that we attributed to the overall weakness in the economy, as well as the effects of pricing, competition and diversion of waste by consumers. Our industrial collection operations were negatively affected by the economic environment due to the construction slowdown across the United States. Lower third-party volumes in our transfer station operations also caused revenue declines generally attributed to economic conditions and the effects of pricing and competition. Furthermore, the overall year-over-year comparison of volumes in the collection line of business was unfavorably impacted by our year-over-year volume change of $94 million from the oil spill clean-up activities along the Gulf Coast in 2010. Additionally, in 2011, we experienced revenue declines at our waste-to-energy facilities, primarily driven by the expiration of a long-term electric power capacity agreement, which was offset to some extent by increases in waste tons processed and electricity produced.

Revenue declines due to volume detailed above were offset, in part, by revenue increases of $101 million for the year ended December 31, 2011, primarily from year-over-year volume improvements in our recycling brokerage business and in our material recovery facilities. Our continued pursuit of municipal volumes as well as the addition of new single stream recycling facilities during 2011 contributed to these revenue increases due to volume. We also experienced volume-related revenue increases of $37 million for the year ended December 31, 2011 from our strategic growth businesses and our landfill gas-to-energy operations. Additionally, our total landfill revenues increased $41 million in 2011 due to higher third-party volumes as compared with the prior year, primarily driven by higher special waste volumes in the eastern and mid-western parts of the country. However, our landfill municipal solid waste volumes declined in 2011 as compared with the prior year due to economic conditions, increased pricing, competition and increased focus on waste reduction and diversion by consumers.

Acquisitions — Revenues increased $535 million and $449 million for the years ended December 31, 2012 and 2011, respectively, due to acquisitions. Both in 2012 and 2011, the significant revenue increase due to acquisitions was principally associated with Oakleaf, included in our “Other” business. With the anniversary of the Oakleaf acquisition in July 2012, we will not continue to experience the same year-over-year revenue growth from this acquisition. Additionally, in 2012, acquisitions increased our revenues in our collection line of business, due in part to our oilfield services and recycling lines of business. These acquisitions demonstrate our focus on identifying strategic growth opportunities in new, complementary lines of business.

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

Our operating expenses increased $338 million, or 4.0%, when comparing 2012 with 2011 and increased $717 million, or 9.2%, when comparing 2011 with 2010. Operating expenses as a percentage of revenues were 65.1% in 2012, 63.8% in 2011 and 62.5% in 2010. The increases in our operating expenses during the years ended December 31, 2012 and 2011 can largely be attributed to the following:

Acquisitions and growth initiatives — In both 2012 and 2011, we experienced cost increases attributable to recently acquired businesses and our various growth and business development initiatives. We estimate that these cost increases, which affected each of the operating cost categories identified in the table below, accounted for 109% and 42% of our $338 million and $717 million increases in operating expenses during 2012 and 2011, respectively. Recent acquisitions include Oakleaf and a number of collection operations, including oilfield services, and several recycling operations. In particular, the acquisition of Oakleaf increased operating costs by $263 million and $213 million in 2012 and 2011, respectively, primarily impacting subcontractor costs and, to a lesser extent, cost of goods sold, repair and maintenance, and other categories. The increase in operating expenses resulting from acquired businesses was more than offset by increased revenues from acquired businesses.

Market prices for recyclable commodities — In both 2012 and 2011, volatile market prices for recyclable commodities was the main driver of the changes in cost of goods sold, as presented in the table below, primarily due to customer recycling rebates. Overall market prices for recycling commodities decreased by approximately 25% in 2012 and increased 20% in 2011.

Volume changes — During 2012, we experienced an increase in variable costs attributable to higher volumes in certain lines of business, particularly our recycling, industrial collection and non-traditional collection businesses. In our non-traditional collection businesses, we experienced volume increases primarily in our in-plant services. Additionally, increased volumes related to Hurricane Sandy contributed to higher volumes in the latter part of 2012. During 2011, we experienced volume declines as a result of the ongoing weakness of the overall economic environment, pricing, competition and increased focus on waste reduction and diversion by consumers. We continue to manage our fixed costs and control our variable costs as we experience volume increases and decreases. These cost fluctuations due to volume have impacted each of the operating cost categories identified in the table below.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the years ended December 31 (dollars in millions):

	2012	Period-to-Period Change		2011	Period-to-Period Change		2010
Labor and related benefits	$2,407	$71	3.0%	$2,336	$36	1.6%	$2,300
Transfer and disposal costs	964	27	2.9	937	(6)	(0.6)	943
Maintenance and repairs	1,157	67	6.1	1,090	49	4.7	1,041
Subcontractor costs	1,190	242	25.5	948	178	23.1	770
Cost of goods sold	919	(152)	(14.2)	1,071	295	38.0	776
Fuel	649	21	3.3	628	135	27.4	493
Disposal and franchise fees and taxes	630	28	4.7	602	13	2.2	589
Landfill operating costs	224	(31)	(12.2)	255	(39)	(13.3)	294
Risk management	230	8	3.6	222	20	9.9	202
Other	509	57	12.6	452	36	8.7	416

	$8,879	$338	4.0%	$8,541	$717	9.2%	$7,824

In addition to the significant items noted above, other factors contributing to the changes in our operating expenses are discussed below:

Labor and related benefits — The comparability of our labor and related benefits costs for the periods presented has been affected by costs incurred primarily associated with the withdrawal of certain bargaining units from underfunded multiemployer pension plans. These costs increased 2012 expense by $10 million and 2010 expense by $26 million.

The other contributing factors that increased costs in 2012 and 2011 were (i) higher hourly and salaried wages due to merit increases effective April 2011 and 2010 and (ii) increases stipulated in labor union agreements. These costs were offset by lower incentive compensation in 2012.

Maintenance and repairs — The increase was primarily due to (i) increased fleet maintenance costs, which include services provided by third-parties, tires, parts and internal shop labor costs; and (ii) differences in the timing and scope of planned maintenance projects at our waste-to-energy facilities.

Subcontractor costs — As noted above, the increases in 2012 and 2011 in subcontractor costs was primarily a result of acquisitions; principally the Oakleaf acquisition. Other contributing factors include; (i) our various growth and business development initiatives, primarily associated with servicing our in-plant services and healthcare solutions customers, (ii) higher fuel prices, as discussed below, which resulted in an increase in the fuel component of our subcontractor costs; and (iii) increased volumes related to Hurricane Sandy during 2012. The comparability to prior years was also affected by $54 million in costs related to oil spill clean up activities in 2010.

Fuel — On average, diesel fuel prices increased 3% and 29% for 2012 and 2011, respectively. Higher fuel costs resulted in increases in both our direct fuel costs and in the fuel component of our subcontractor costs as compared with the prior periods. Increased revenues attributable to our fuel surcharge largely offset the higher fuel costs. Our fuel surcharges covered approximately 95% of recoverable fuel costs in both 2012 and 2011.

Landfill Operating Costs — The year-over-year decreases in 2012 and 2011 were primarily attributable to the following:

•

The recognition of an unfavorable adjustment of $17 million during 2011 due to a decrease from 3.50% to 2.00% in United States Treasury rates used as the discount rate to estimate the present value of our environmental remediation obligations and recovery assets; and

•

Additional landfill site costs experienced along the East Coast during 2011, which were due to significant rainfall events, including the effects from spring flooding and Hurricane Irene and Tropical Storm Lee partially offset by

•	The 2011 recognition of a $9 million favorable revision to an environmental liability at a closed site based on the estimated cost of the remediation as prescribed by the EPA; and

•	The 2010 recognition of $50 million in additional environmental expenses related to four closed sites.

Other — The comparability of our other costs for the periods presented has been affected by (i) 2012 costs associated with a labor union dispute in the Seattle Area; (ii) increased oil and gas development expense in 2012; and (iii) oil spill clean-up activities along the Gulf Coast in 2010.

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

Our selling, general and administrative expenses decreased by $79 million, or 5.1%, and increased $90 million, or 6.2% when comparing 2012 with 2011 and 2011 with 2010, respectively. Our selling, general and administrative expenses as a percentage of revenues were 10.8% in 2012, 11.6% in 2011 and 11.7% in 2010.

The most significant items affecting our selling, general and administrative costs during the three-year period ended December 31, 2012 are summarized below:

•	A decrease in incentive compensation, included in labor and related benefits below, of $73 million in 2012;

•

A decrease in non-cash compensation expense, included in labor and related benefits below, attributable to our long-term incentive plan, or LTIP, of $15 million in 2012 and an increase of $10 million in 2011;

•

Consulting costs, included in professional fees below, of $37 million in 2011 during the start-up phase of our Company-wide initiatives focusing on procurement and operational and back-office efficiency. During 2012, these consulting costs decreased $26 million as we completed the start-up phase early in the year; however, this was partially offset by approximately $10 million of additional costs associated with our efforts to implement these initiatives; and

•

An increase in costs, primarily labor, of approximately $34 million and $53 million during 2012 and 2011, respectively, incurred to support our strategic plan to grow into new markets and provide expanded service offerings, including our integration of Oakleaf.

In addition, in July 2012, we announced a reorganization of our operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. We have implemented the reorganization and for the twelve months ended December 31, 2012, we realized labor and related benefits cost savings of $20 million.

The following table summarizes the major components of our selling, general and administrative costs for the years ended December 31 (dollars in millions):

	2012	Period-to- Period Change		2011	Period-to- Period Change		2010
Labor and related benefits	$850	$(63)	(6.9)%	$913	$68	8.0%	$845
Professional fees	163	(22)	(11.9)	185	10	5.7	175
Provision for bad debts	60	13	27.7	47	2	4.4	45
Other	399	(7)	(1.7)	406	10	2.5	396

	$1,472	$(79)	(5.1)%	$1,551	$90	6.2%	$1,461

Other significant changes in our selling, general and administrative expenses are discussed below:

•	Labor and related benefits — In 2011, our labor and related benefits costs increased primarily due to higher salaries and hourly wages due to merit increases.

•	Professional fees — In 2011, we experienced a reduction in legal fees primarily as a result of the settlement in 2010 of a lawsuit related to the abandonment of revenue management software.

•

Provision for bad debts — Our provision for bad debts increased in 2012, primarily as a result of (i) collection issues we are experiencing in our Puerto Rico operations and (ii) billing delays to some of our strategic account customers.

•

Other — In 2012, we experienced decreases in (i) litigation settlement costs and (ii) insurance and claims. These decreases were partially offset by increases in (i) computer and telecommunications costs, due in part to improvements we are making to our information technology systems; and (ii) building and equipment costs, which include rental and utilities. In 2011, we experienced similar increases in our computer costs, as well as increases in litigation loss and settlement costs.

Depreciation and Amortization

Depreciation and amortization includes (i) depreciation of property and equipment, including assets recorded for capital leases, on a straight-line basis from three to 50 years; (ii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction and asset retirement costs arising from closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the total estimated remaining capacity of a site, which includes both permitted capacity and expansion capacity that meets our Company-specific criteria for amortization purposes; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; and (iv) amortization of intangible assets with a definite life, using either a 150% declining balance approach or a straight-line basis over the definitive terms of the related agreements, which are generally from two to ten years depending on the type of asset.

The following table summarizes the components of our depreciation and amortization costs for the years ended December 31 (dollars in millions):

	2012	Period-to- Period Change		2011	Period-to- Period Change		2010
Depreciation of tangible property and equipment	$833	$33	4.1%	$800	$19	2.4%	$781
Amortization of landfill airspace	395	17	4.5	378	6	1.6	372
Amortization of intangible assets	69	18	35.3	51	10	24.4	41

	$1,297	$68	5.5%	$1,229	$35	2.9%	$1,194

The increase in amortization of intangible assets in 2012 and 2011 is primarily related to the amortization of customer relationships acquired through our acquisition of Oakleaf and by our Areas located in the Northern U.S.

Restructuring

2012 Restructurings — In July 2012, we announced a reorganization of operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. Principal organizational changes included removing the management layer of our four geographic Groups, each of which previously constituted a reportable segment, and consolidating and reducing the number of our geographic Areas through which we evaluate and oversee our Solid Waste subsidiaries from 22 to 17. This reorganization eliminated approximately 700 employee positions throughout the Company, including positions at both the management and support level. Voluntary separation arrangements were offered to many in management.

Additionally, in 2012, we recognized employee severance and benefits restructuring charges associated with the reorganization of Oakleaf discussed below that began in 2011 along with certain other actions taken by the Company in early 2012.

During the year ended December 31, 2012, we recognized a total of $67 million of pre-tax restructuring charges, of which $56 million were related to employee severance and benefit costs associated with these reorganizations. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized. We do not expect additional charges related to the 2012 restructurings to be material.

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

Through December 31, 2012, we have paid approximately $46 million of the employee severance and benefit costs incurred as a result of the combined 2012 and 2011 restructuring efforts.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2012	2011	2010
(Income) expense from divestitures	$—	$1	$(1)
Asset impairments	83	9	—
Other	—	—	(77)

	$83	$10	$(78)

Asset Impairments — During the year ended December 31, 2012, we recognized impairment charges aggregating $83 million, attributable in large part to $45 million of charges related to three facilities in our medical waste services business as a result of projected operating losses at each of these facilities. We wrote down the carrying values of the facilities’ operating permits and property, plant and equipment to their estimated fair values. Our medical waste services business is included in our “Other” operations in Note 21. We also recognized (i) $20 million of charges related to investments we had made in prior years in waste diversion technologies; (ii) $6 million for the impairment of an oil & gas well due to projected operating losses; (iii) $5 million for the impairment of a facility not currently used in our operations and (iv) $4 million of charges to impair goodwill related to certain of our operations. To determine the appropriate charge for each of these items, we estimated the fair value of the facilities or investments using anticipated future cash flows. These charges are included in our “Other” operations in Note 21 to the Consolidated Financial Statements.

During the year ended December 31, 2011, we recognized impairment charges relating to two facilities in our medical waste services business, in addition to the three facilities impaired in 2012 and discussed above, as a result of the closure of one site and as a result of continuing operating losses at the other site. We wrote down the net book values of the sites to their estimated fair values.

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

Income from Operations

The following table summarizes income from operations for the years ended December 31 (dollars in millions):

	2012	Period-to- Period Change		2011	Period-to- Period Change		2010
Solid Waste	$2,625	$17	0.7%	$2,608	$113	4.5%	$2,495
Wheelabrator	113	(59)	(34.3)	172	(38)	(18.1)	210
Other	(242)	(78)	47.6	(164)	(7)	4.5	(157)
Corporate and other	(645)	(57)	9.7	(588)	(156)	36.1	(432)

Total	$1,851	$(177)	(8.7)%	$2,028	$(88)	(4.2)%	$2,116

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three year period ended December 31, 2012 are summarized below:

•	revenue growth from yield on our base business;

•

earnings associated with revenue changes due to volumes declined during 2011 due to the economy, pricing, competition and increased focus on waste reduction and diversion by consumers. Additionally, 2011 volume comparisons with 2010 were unfavorably affected by the 2010 oil spill clean up in the Gulf Coast. For 2012, although volumes decreased in our collection lines of business, there was a slight increase in total volumes attributed in part to (i) an improvement in landfill special waste volumes experienced principally in the eastern and midwestern parts of the country; and (ii) volumes from the Hurricane Sandy cleanup efforts. In addition, our results benefited from the growth of our oilfield services business. These services, which focus principally on the hauling and disposal of drill cuttings and fluids and various well pad services, favorably affected both our landfill and collection lines of business;

•	the accretive benefits of recent acquisitions;

•

market price declines for recyclable commodities during 2012 when compared with 2011, negatively affecting our income from operations. During 2011, income from operations benefited from substantial increases in market prices;

•	restructuring charges recognized during both 2012 and 2011;

•	higher operating costs, including maintenance and repair costs in 2012 and 2011 and transfer and disposal costs in 2012;

•	benefits realized as a result of our restructuring activities;

•

During 2012 and 2011, employees were transferred from Solid Waste to Corporate, favorably impacting income from operations; however, during 2011, annual merit increases for remaining employees more than offset the effect of the transferred employees; and

•	decreased incentive compensation expense during 2012.

Other items affecting the reported periods include:

2012

•	a charge of $10 million for the withdrawal from an underfunded multiemployer pension plan;

•	$6 million of incremental operating expenses due to a labor union dispute in the Seattle Area;

•	a charge of $5 million for a write-down of idle property to estimated fair value;

•	a $5 million increase in bad debt expense due to collection issues in Puerto Rico;

2011

•	a charge of $24 million as a result of a litigation loss;

•	higher landfill costs of approximately $14 million for the collection and disposal of leachate, which was largely the result of heavy rainfall in the Eastern U.S.;

2010

•	a charge of $26 million for the withdrawal from an underfunded multiemployer pension plan; and

•	charges of $23 million related to litigation reserves.

Significant items affecting the comparability of the remaining components of our results of operations for the years ended 2012, 2011 and 2010 are summarized below:

Wheelabrator — The significant decrease in income from operations of our Wheelabrator business for the period ended December 31, 2012 as compared to 2011 was largely driven by (i) lower revenues duee to the expiration of long-term contracts at certain of our waste-to-energy facilities; (ii) lower energy pricing at our merchant facilities; (iii) increased maintenance and repair costs, primarily due to differences in the timing and scope of planned maintenance activities; and (iv) increased international development costs.

The decrease in 2011 income from operations as compared with 2010 was driven largely by (i) lower revenues due to the expiration of a long-term electric power capacity agreement that expired December 31, 2010 and the expiration of other long-term contracts at our waste-to-energy and independent power facilities; and (ii) costs incurred to refurbish a facility acquired in 2010. The impact of these unfavorable items was partially offset by efforts to control costs across each of our facilities.

Other — Our “Other” income from operations include (i) the effects of those elements of our in-plant services, landfill gas-to-energy operations, and third-party subcontract and administration revenues managed by our Sustainability Services, Organics, Healthcare, Renewable Energy and Strategic Accounts organizations, including Oakleaf, respectively, that are not included with the operations of our reportable segments; (ii) our recycling brokerage and electronic recycling services; and (iii) the impacts of investments that we are making in expanded service offerings, such as portable self-storage and fluorescent lamp recycling, and in oil and gas producing properties. In addition, our “Other” income from operations reflects the impacts of (i) non-operating entities that provide financial assurance and self-insurance support for the Solid Waste business; and (ii) reclasses to prior year to include the costs of our former geographic Group offices that prior to our 2012 restructuring were included in our operating segments.

Significant items affecting the comparability of expenses for the periods presented include:

•

impairment charges of $77 million recognized during 2012, primarily in (i) our medical waste services business, (ii) investments in waste diversion technologies, and (iii) an oil and gas producing property;

•	losses in 2012 and 2011 from our growth initiatives and integration costs associated with the acquisition of Oakleaf;

•	restructuring charges recognized during 2012 and 2011; and

•	decreased incentive compensation expense during 2012.

Corporate and Other — Significant items affecting the comparability of expenses for the periods presented include:

•	higher salaries and wages due to the transfer of employees from Solid Waste to Corporate and Other in both 2012 and 2011;

•	decreased incentive compensation expense during 2012;

•	lower non-cash compensation expense attributable to our LTIP during 2012 and higher expense in 2011;

•	restructuring charges recognized during 2012 and 2011;

•	benefits realized as a result of our July 2012 restructuring activities;

•	2012 headcount increases due to our sales and marketing initiatives and initiatives focusing on procurement and operational and back-office efficiency;

•	higher professional fees in 2011 due to consulting services and related fees incurred associated with the startup phase our above-mentioned Company-wide initiatives;

•	a benefit in 2010 of $77 million resulting from a litigation settlement;

•

the recognition of a $9 million favorable adjustment during 2011 and net charges of $50 million during 2010 for estimates associated with environmental remediation liabilities at certain of our closed sites;

•

changes in U.S. Treasury rates used to estimate the present value of our environmental remediation obligations and recovery assets. As a result of changes in U.S. Treasury rates, we recognized $3 million of unfavorable adjustments during 2012 and $17 million of unfavorable adjustments during 2011; and

•

an increase in 2011 risk management costs, primarily due to increased costs associated with auto and general liability claims and the recognition of a favorable adjustment in 2010 associated with similar claims from prior periods.

Interest Expense

Our interest expense was $488 million in 2012, $481 million in 2011 and $473 million in 2010. During the reported periods, our interest expense has increased only slightly in spite of an increase in our debt balances. This is primarily attributable to (i) a decrease in our weighted average borrowing rate that has been achieved by refinancing debt at maturity with debt at much lower fixed interest rates; (ii) the impacts that lower market interest rates have had on the cost of certain of our tax-exempt debt; and (iii) an increase in capitalized interest due primarily to higher capital spending. These decreases in interest expense have been partially offset by a decrease in the benefits provided by active and terminated interest rate swap agreements.

Equity in Net Losses of Unconsolidated Entities

We recognized “Equity in net losses of unconsolidated entities” of $46 million in 2012, $31 million in 2011, and $21 million in 2010. These losses are primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 9 and 20 to the Consolidated Financial Statements for more information related to these investments. Additionally, in 2012, we recognized a charge of $10 million related to a payment we made under a guarantee on behalf of an unconsolidated entity accounted for under the equity method.

Other, net

We recognized other, net expense of $18 million and $4 million in 2012 and 2011, respectively, and other, net income of $5 million in 2010. The increase in expense during 2012 was primarily attributable to an impairment charge of $16 million relating to an other-than-temporary decline in the value of an investment accounted for under the cost method. We wrote down the carrying value of our investment to its fair value based on other third-party investors’ recent transactions in these securities, which are considered to be the best evidence of fair value currently available.

Provision for Income Taxes

We recorded provisions for income taxes of $443 million in 2012, $511 million in 2011 and $629 million in 2010. These tax provisions resulted in an effective income tax rate of approximately 34.0%, 33.6% and 38.5%, for 2012, 2011 and 2010, respectively. The comparability of our reported income taxes for the years ended December 31, 2012, 2011 and 2010 is primarily affected by (i) variations in our income before income taxes; (ii) the realization of federal and state net operating loss and credit carry-forwards; (iii) changes in effective state and Canadian statutory tax rates; (iv) tax audit settlements; and (v) the impact of federal low-income housing and refined coal tax credits. The impacts of these items are summarized below:

•

Federal Net Operating Loss Carry-Forwards – During 2012 we recognized additional federal net operating loss carry-forwards resulting in a reduction to our provision for income taxes of $8 million. Refer to the discussion below related to the acquisition of Oakleaf for more information with regard to the realization of Oakleaf net operating losses.

•

State Net Operating Loss and Credit Carry-forwards — During 2012, 2011 and 2010, we utilized state net operating loss and credit carry-forwards resulting in a reduction to our provision for income taxes for those periods of $5 million, $4 million, and $4 million, respectively.

•

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

•

Canadian Tax Rate Changes — During 2012 there was an increase of the provincial tax rates in Ontario which resulted in a $5 million tax expense as a result of the revaluation of the related deferred tax balances.

•

Tax Audit Settlements — The settlement of various tax audits resulted in reductions in income tax expense of $10 million for the year ended December 31, 2012, $12 million for the year ended December 31, 2011 and $8 million for the year ended December 31, 2010.

•

Federal Low-income Housing Tax Credits — Our federal low-income housing investment and the resulting credits reduced our provision for income taxes by $38 million for the year ended December 31, 2012, $38 million for the year ended December 31, 2011 and $26 million for the year ended December 31, 2010. Refer to Note 9 to the Consolidated Financial Statements for more information related to our federal low-income housing investment.

•

Refined Coal Investment Tax Credits — Our refined coal facility investment and the resulting credits reduced our provision for income taxes by $21 million for the year ended December 31, 2012 and $17 million for the year ended December 31, 2011. Refer to Note 9 to the Consolidated Financial Statements for more information related to our refined coal investment.

On July 28, 2011, we acquired Oakleaf and its primary operations. As a result of the acquisition, we received income tax attributes (primarily federal and state net operating losses) and allocated a portion of the purchase price to these acquired assets. At the time of the acquisition, we fully recognized all of the tax attributes identified by the seller and concluded the realization of these attributes would not affect our overall provision for income taxes. In the third quarter of 2012, as a result of new information, we recognized a tax benefit of approximately $8 million related to additional Oakleaf federal net operating losses received in the acquisition. As this time we do not anticipate the remaining tax attributes, when realized, will affect our overall provision for income taxes. While these attributes are not expected to affect our provision for income taxes, they will have a favorable impact on our cash taxes, although we do not anticipate the impact to be material to our overall cash flow from operations.

We expect our 2013 recurring effective tax rate will be approximately 35.0% based on expected income levels, projected federal tax credits and other permanent items.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and includes an extension for one year of the 50% bonus depreciation allowance. The provision specifically applies to qualifying property placed in service before January 1, 2014. The acceleration of deductions on 2012 qualifying capital expenditures resulting from the bonus depreciation provision had no impact on our 2012 effective tax rate. However, the ability to accelerate depreciation deductions decreased our 2012 cash taxes by approximately $90 million. Taking the accelerated tax depreciation will result in increased cash taxes in subsequent periods when the deductions for these capital expenditures would have otherwise been taken.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $43 million in 2012, $48 million in 2011 and $49 million in 2010. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator business. Refer to Note 20 to the Consolidated Financial Statements for information related to the consolidation of these variable interest entities.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 264 solid waste and five secure hazardous waste landfills at December 31, 2012 and 266 solid waste and five secure hazardous waste landfills at December 31, 2011. At December 31, 2012 and 2011, the expected remaining capacity, in cubic yards and tonnage of waste that can be accepted at our owned or operated landfills, is shown below (in millions):

	December 31, 2012			December 31, 2011
	Remaining Permitted Capacity	Expansion Capacity	Total Capacity	Remaining Permitted Capacity	Expansion Capacity	Total Capacity
Remaining cubic yards	4,778	592	5,370	4,730	621	5,351
Remaining tonnage	4,558	612	5,170	4,485	621	5,106

Based on remaining permitted airspace as of December 31, 2012 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 43 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion permit. We are seeking expansion permits at 32 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions section above. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 49 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills we own or operate as of December 31, 2012, segregated by their estimated operating lives (in years), based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	0 to 5	6 to 10	11 to 20	21 to 40	41+	Total
Owned	10	10	29	67	95	211
Operated through lease(a)	7	2	5	3	7	24
Operating contracts(b)	10	5	7	5	7	34

Total landfills	27	17	41	75	109	269

(a)	Landfills we operate through lease agreements are similar to landfills we own because we own the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill. We are usually responsible for the final capping, closure and post-closure obligations of the landfills we lease.

(b)	For operating contracts, the property owner owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. However, we are generally responsible for final capping, closure and post-closure obligations under the operating contracts.

The following table reflects landfill capacity and airspace changes, as measured in tons of waste, for landfills owned or operated by us during the years ended December 31, 2012 and 2011 (in millions):

	December 31, 2012			December 31, 2011
	Remaining Permitted Capacity	Expansion Capacity	Total Capacity	Remaining Permitted Capacity	Expansion Capacity	Total Capacity
Balance, beginning of year	4,485	621	5,106	4,391	603	4,994
Acquisitions, divestitures, newly permitted landfills and closures	82	—	82	—	—	—
Changes in expansions pursued(a)	—	9	9	—	101	101
Expansion permits granted(b)	40	(40)	—	84	(84)	—
Airspace consumed	(92)	—	(92)	(90)	—	(90)
Changes in engineering estimates and other(c)	43	22	65	100	1	101

Balance, end of year	4,558	612	5,170	4,485	621	5,106

(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits.

(b)	We received expansion permits at six of our landfills during 2012 and eight of our landfills during 2011, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal capacity of our existing landfills.

(c)	Changes in engineering estimates can result in changes to the estimated available remaining capacity of a landfill or changes in the utilization of such landfill capacity, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate; and operating practices. We continually focus on improving the utilization of airspace through efforts that include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials; and increasing initial compaction through improved landfill equipment, operations and training.

The tons received at our landfills in 2012 and 2011 are shown below (tons in thousands):

	2012					2011
	# of Sites		Total Tons		Tons per Day	# of Sites	Total Tons		Tons per Day
Solid waste landfills	264	(a)	92,393		338	266	91,130		334
Hazardous waste landfills	5		640		2	5	599		2

	269		93,033		340	271	91,729		336

Solid waste landfills closed or divested during related year	1		189			1	49

			93,222	(b)			91,778	(b)

(a)	In 2012, we acquired one landfill, closed one landfill and our contract expired at one landfill. In addition, we have one landfill that will not be developed.

(b)	These amounts include 1.3 million tons at December 31, 2012 and 1.4 million tons at December 31, 2011 that were received at our landfills but were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate receives certification of closure from the applicable regulatory agency, we generally transfer the management of the site, including any remediation activities, to our closed sites management group. As of December 31, 2012, our closed sites management group managed 211 closed landfills.

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

The following table reflects the total cost basis of our landfill assets and accumulated landfill airspace amortization as of December 31, 2012 and 2011, and summarizes significant changes in these amounts during 2012 (in millions):

	Cost Basis of Landfill Assets	Accumulated Landfill Airspace Amortization	Landfill Assets
December 31, 2011	$12,940	$(6,931)	$6,009
Capital additions	378	—	378
Asset retirement obligations incurred and capitalized	58	—	58
Acquisitions	10	—	10
Amortization of landfill airspace	—	(395)	(395)
Foreign currency translation	38	(11)	27
Asset retirements and other adjustments	(158)	149	(9)

December 31, 2012	$13,266	$(7,188)	$6,078

As of December 31, 2012, we estimate that we will spend approximately $500 million in 2013, and approximately $900 million in 2014 and 2015 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events, and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

Landfill and Environmental Remediation Liabilities — As we accept waste at our landfills, we incur significant asset retirement obligations, which include liabilities associated with landfill final capping, closure and post-closure activities. These liabilities are accounted for in accordance with authoritative guidance associated with accounting for asset retirement obligations and are discussed in Note 3 of our Consolidated Financial Statements. We also have liabilities for the remediation of properties that have incurred environmental damage, which generally was caused by operations or for damage caused by conditions that existed before we acquired operations or a site. We recognize environmental remediation liabilities when we determine that the liability is probable and the estimated cost for the likely remedy can be reasonably estimated.

The following table reflects our landfill liabilities and our environmental remediation liabilities as of December 31, 2012 and 2011, and summarizes significant changes in these amounts during 2012 (in millions):

	Landfill	Environmental Remediation
December 31, 2011	$1,292	$273
Obligations incurred and capitalized	58	—
Obligations settled	(87)	(30)
Interest accretion	84	4
Revisions in cost estimates and interest rate assumptions	(8)	5
Acquisitions, divestitures and other adjustments	(1)	1

December 31, 2012	$1,338	$253

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

	Years Ended December 31,
	2012	2011	2010
Interest accretion on landfill liabilities	$84	$84	$82
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	6	23	8
Leachate and methane collection and treatment	67	76	64
Landfill remediation costs	—	—	63
Other landfill site costs	67	72	77

Total landfill operating costs	$224	$255	$294

The comparison of these costs for the reported periods has been significantly affected by accounting for changes in the risk-free discount rate that we use to estimate the present value of our environmental remediation liabilities and environmental remediation recovery assets, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted-average period until settlement of the underlying obligations. Additionally, in 2010, we increased our cost estimates associated with environmental remediation obligations primarily based on a review and evaluation of existing remediation projects. As these remediation projects progressed, more defined plans were developed, resulting in a net increase in remediation expense to reflect the more likely remedies. In both 2012 and 2011, we had favorable revisions to environmental remediation liabilities at closed sites based on the estimated cost of the remediation alternatives prescribed by regulators.

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

Amortization expense is recorded on a units-of-consumption basis, applying cost as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. Landfill capital costs and closure and post-closure asset retirement costs are generally incurred to support the operation of the landfill over its entire operating life and are, therefore, amortized on a per-ton basis using a landfill’s total airspace capacity. Final capping asset retirement costs are related to a specific final capping event and are, therefore, amortized on a per-ton basis using each discrete final capping event’s estimated airspace capacity. Accordingly, each landfill has multiple per-ton amortization rates.

The following table presents our landfill airspace amortization expense on a per-ton basis:

	Years Ended December 31,
	2012	2011	2010
Amortization of landfill airspace (in millions)	$395	$378	$372
Tons received, net of redirected waste (in millions)	92	90	91
Average landfill airspace amortization expense per ton	$4.30	$4.19	$4.08

Different per-ton amortization rates are applied at each of our 269 landfills, and per-ton amortization rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities; and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace amortization expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company year-over-year. The comparability of our total Company average landfill airspace amortization expense per ton for the years ended December 31, 2012, 2011 and 2010 has also been affected by (i) increased landfill development and environmental costs; and (ii) the recognition of reductions to amortization expense for changes in our estimates related to our final capping, closure and post-closure obligations. Landfill amortization expense was reduced by $3 million in 2012, $11 million in 2011 and $13 million in 2010, for the effects of these changes in estimates. In each year, the majority of the reduced expense resulted from revisions in the estimated timing or cost of final capping events that were generally the result of (i) concerted efforts to improve the operating efficiencies of our landfills and volume declines, both of which have allowed us to delay spending for final capping activities; (ii) effectively managing the cost of final capping material and construction; or (iii) landfill expansions that resulted in reduced or deferred final capping costs.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet and landfill equipment; (iii) construction, refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; (v) final capping, closure and post-closure activities at our landfills; (vi) the repayment of debt and discharging of other obligations; and (vii) capital expenditures, acquisitions and investments in support of our strategic growth plans. We also are committed to providing our shareholders with a return on their investment through dividend payments, and we have also returned value to shareholders through share repurchases.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of December 31, 2012 and 2011 (in millions):

	2012	2011
Cash and cash equivalents	$194	$258

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$122	$123
Tax-exempt bond funds	1	14
Other	15	15

Total restricted trust and escrow accounts	$138	$152

Debt:
Current portion	$743	$631
Long-term portion	9,173	9,125

Total debt	$9,916	$9,756

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$79	$102

Cash and cash equivalents — Cash and cash equivalents consist primarily of cash on deposit and money market funds that invest in U.S. government obligations with original maturities of three months or less. Our cash and cash equivalents have decreased as a result of the execution of our strategic growth plans, which has increased our level of capital spending, acquisitions and investments.

Restricted trust and escrow accounts — Restricted trust and escrow accounts consist primarily of funds deposited for purposes of settling landfill final capping, closure, post-closure and environmental remediation obligations. These balances are primarily included within long-term “Other assets” in our Consolidated Balance Sheets.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities when appropriate. The components of our long-term borrowings as of December 31, 2012 are described in Note 7 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2011 to December 31, 2012 were primarily attributable to (i) net debt borrowings of $122 million and (ii) the impacts of accounting for other non-cash changes in our debt balances due to hedge accounting for interest rate swaps, foreign currency translation, interest accretion and capital leases.

As of December 31, 2012, we had (i) $688 million of debt maturing within twelve months, including $400 million of borrowings outstanding under our revolving credit facility, U.S.$75 million of advances outstanding under our Canadian credit facility, $161 million of tax-exempt bonds and (ii) $475 million of tax-exempt borrowings subject to repricing within the next twelve months. Based on our intent and ability to refinance a portion of this debt on a long-term basis as of December 31, 2012, we have classified $420 million of this debt as long-term and the remaining $743 million as current obligations.

We have credit facilities in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit (in millions) at December 31, categorized by type of facility:

	2012	2011
Revolving credit facility(a)	$933	$1,012
Letter of credit facilities(b)	492	502
Other(c)	257	251

	$1,682	$1,765

(a)	In May 2011, we amended and restated our $2.0 billion revolving credit facility as a result of changes in market conditions, which significantly reduced the cost of the facility. We also extended the term through May 2016. At December 31, 2012, we had $400 million of outstanding borrowings and $933 million of letters of credit issued and supported by the facility, leaving an unused and available credit capacity of $667 million.

(b)	As of December 31, 2012, we had an aggregate committed capacity of $505 million under letter of credit facilities with terms that extend from June 2013 to June 2015. As of December 31, 2012, no borrowings were outstanding under these letter of credit facilities, and we had $13 million of unused or available credit capacity.

(c)	These letters of credit are outstanding under various arrangements that do not obligate the counterparty to provide a committed capacity.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31 (in millions):

	2012	2011	2010
Net cash provided by operating activities	$2,295	$2,469	$2,275

Net cash used in investing activities	$(1,830)	$(2,185)	$(1,606)

Net cash used in financing activities	$(530)	$(566)	$(1,273)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows in 2012 as compared with 2011 are summarized below:

•

Decrease in earnings — Our income from operations, excluding depreciation and amortization, decreased by $109 million, on a year-over-year basis. Included in the $109 million decrease are the following items:

•	higher charges in 2012 related to impairments and restructuring costs of $89 million and $48 million, respectively;

•

lower non-cash charges attributable to equity-based compensation expense and interest accretion and discount rate adjustments on environmental remediation liabilities and recovery assets of $16 million and $17 million, respectively; and

•	lower bonus expense of approximately $90 million in 2012 when compared with 2011.

•

Increased income tax payments  — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $63 million higher on a year-over-year basis as a result of the decrease in the bonus depreciation allowance from a deduction of 100% of qualifying capital expenditures for property placed in service in 2011 to a deduction of 50% of qualifying capital expenditures for property placed in service in 2012. See Liquidity Impacts of Income Tax Items below for additional information.

•	Forward starting swaps — During the first quarter of 2011 and the third quarter of 2012, the forward-starting interest rate swaps associated with anticipated fixed-rate debt issuances were terminated contemporaneously with the actual issuance of senior notes in February 2011 and September 2012, and we paid cash of $9 million and $59 million, respectively, to settle the liabilities related to these swap agreements. These cash payments have been classified as a change in “Accounts payable and accrued liabilities” within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

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

The most significant items affecting the comparison of our operating cash flows for 2011 and 2010 are summarized below:

•

Decreased income tax payments — Cash paid for income taxes, net of excess tax benefits, was approximately $242 million lower in 2011 due in large part to the extension of the bonus depreciation legislation. The ability to accelerate depreciation deductions decreased our full year 2011 cash taxes by approximately $175 million. Also contributing to the decrease in cash paid for taxes in 2011 was an increase in federal tax credits provided by our investments in two unconsolidated entities. These investments are discussed in Note 9 and Note 20 of the Consolidated Financial Statements.

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

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

•

Capital expenditures — We used $1,510 million during 2012 for capital expenditures, compared with $1,324 million in 2011 and $1,104 million in 2010. The increase in capital expenditures in 2012 and 2011 is a result of our increased spending on compressed natural gas vehicles, related fueling infrastructure, and information technology infrastructure and growth initiatives, as well as our taking advantage of the bonus depreciation legislation. The year-over-year comparison of 2012 with 2011 was also affected by timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $244 million of our fourth quarter 2011 spending was paid in cash in the first quarter of 2012 compared with approximately $206 million of our fourth quarter 2010 spending that was paid in the first quarter of 2011.

•

Acquisitions — Our spending on acquisitions was $250 million in 2012 compared with $867 million in 2011 and $407 million in 2010. In 2012, our acquisitions consisted primarily of interests in oil and gas producing properties acquired through two transactions, for which we paid $94 million. See Note 19 to the Consolidated Financial Statements for additional information related to our acquisitions. In 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf, which provides outsourced waste and recycling services. In 2010, we paid approximately $150 million to acquire a waste-to-energy facility in Portsmouth, Virginia. We continue to focus on accretive acquisitions and growth opportunities that will enhance and expand our existing service offerings.

•

Investments in unconsolidated entities — We made $77 million of cash investments in unconsolidated entities during 2012 primarily related to furthering our goal of expanding our service offerings and developing waste diversion technologies.

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

We made $173 million of cash investments in unconsolidated entities during 2010. These cash investments were primarily related to a $142 million payment made to acquire a 40% equity investment in SEG, a subsidiary of Shanghai Chengtou Holding Co., Ltd. As a joint venture partner in SEG, we participate in the operation and management of waste-to-energy and other waste services in the Chinese market. SEG’s focus also includes building new waste-to-energy facilities in China.

•

Net receipts from restricted funds — Net cash received from our restricted trust and escrow accounts, which are largely generated from the issuance of tax-exempt bonds for our capital needs, contributed $14 million to our investing activities in 2012 compared with $107 million in 2011 and $48 million in 2010. The significant decrease in cash received from our restricted trust and escrow accounts during 2012 and 2010 was due to a decrease in tax-exempt borrowings.

•

Other — Net cash used by our other investing activities of $51 million during 2012 was primarily associated with the funding of notes receivable associated with our Wheelabrator’s investments in Europe. Net cash provided by our other investing activities of $18 million during 2011 was primarily related to the receipt of a payment of $17 million associated with a note receivable from a prior year divestiture.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•	Share repurchases and dividend payments — For the periods presented, all share repurchases and dividend payments have been approved by our Board of Directors.

We paid an aggregate of $658 million in cash dividends during 2012, compared with $637 million in 2011 and $604 million in 2010. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.315 in 2010, to $0.34 in 2011, and to $0.355 in 2012 and has been offset, in part, by a reduction in our common stock outstanding during 2010 and 2011 as a result of our share repurchase programs.

We paid $575 million for share repurchases in 2011 compared with $501 million in 2010. We repurchased approximately 17 million and 15 million shares of our common stock in 2011 and 2010, respectively. We did not repurchase any shares during 2012.

In December 2012, we announced that our Board of Directors expects to increase the quarterly dividend from $0.355 to $0.365 per share for dividends declared in 2013. However, all future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board of Directors may deem relevant. Additionally, the Board of Directors authorized up to $500 million in share repurchases in connection with the 2013 financial plan. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

•

Proceeds from the exercise of common stock options — The exercise of common stock options and the related excess tax benefits generated a total of $43 million of financing cash inflows during 2012 compared with $45 million during 2011 and $54 million during 2010.

•

Net debt borrowings (repayments) — Net debt borrowings were $122 million and $698 million in 2012 and 2011, respectively, and net debt repayments were $204 million in 2010. The following summarizes our cash borrowings and debt repayments made during each year (in millions):

	Years Ended December 31,
	2012	2011	2010
Borrowings:
Revolving credit facility(a)	$400	$150	$—
Canadian credit facility(a)	189	137	316
Senior notes	495	893	592
Capital leases and other	96	21	—

	$1,180	$1,201	$908

Repayments:
Revolving credit facility(a)	$(150)	$—	$—
Canadian credit facility(a)	(257)	(214)	(372)
Senior notes	(400)	(147)	(600)
Tax-exempt bonds	(129)	(55)	(91)
Capital leases and other debt	(122)	(87)	(49)

	$(1,058)	$(503)	$(1,112)

Net borrowings (repayments)	$122	$698	$(204)

(a)	Due to the short-term maturities of the borrowings under these credit facilities, we have reported certain of these cash flows on a net basis.

During 2012, we did not have any significant non-cash activities. For the year ended December 31, 2011, non-cash activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $100 million. During the year ended December 31, 2010, we did not have any tax-exempt bond financings; however, we did have a $215 million non-cash increase in our debt obligations as a result of the issuance of a note payable in return for a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. This investment is discussed in detail in Note 9 to the Consolidated Financial Statements.

•

Other —Net cash used in other financing activities was $2 million and $46 million in 2012 and 2011, respectively, while net cash provided by other financing activities was $18 million in 2010. These activities are primarily attributable to changes in our accrued liabilities for checks written in excess of cash balances due to the timing of cash deposits or payments. During 2011, the cash used for these activities included $7 million of financing costs paid in May to amend and restate our $2.0 billion revolving credit facility. The cash provided by changes in our accrued liabilities for checks written in excess of cash balances in 2010 was offset, in part, by $13 million of financing costs paid in June to initially execute our $2.0 billion revolving credit facility.

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Recorded Obligations:
Expected environmental liabilities(a)
Final capping, closure and post-closure	$102	$95	$114	$112	$93	$2,041	$2,557
Environmental remediation	28	20	29	25	13	127	242

	130	115	143	137	106	2,168	2,799
Debt payments(b),(c),(d)	695	468	462	728	281	7,210	9,844
Unrecorded Obligations:(e)
Non-cancelable operating lease obligations	106	92	78	61	54	465	856
Estimated unconditional purchase obligations(f)	135	83	43	24	16	230	531

Anticipated liquidity impact as of December 31, 2012	$1,066	$758	$726	$950	$457	$10,073	$14,030

(a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs. The amounts included here reflect environmental liabilities recorded in our Consolidated Balance Sheet as of December 31, 2012 without the impact of discounting and inflation. Our recorded environmental liabilities for final capping, closure and post-closure will increase as we continue to place additional tons within the permitted airspace at our landfills.

(b)	The amounts reported here represent the scheduled principal payments related to our long-term debt, excluding related interest. Refer to Note 7 to the Consolidated Financial Statements for information regarding interest rates.

(c)	Our debt obligations as of December 31, 2012 include $475 million of tax-exempt bonds subject to re-pricing within the next twelve months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowing for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2012, refer to Note 7 to the Consolidated Financial Statements.

(d)	Our recorded debt obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in an impact to our liquidity in future periods.

(e)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees, as discussed in Note 11 to the Consolidated Financial Statements, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.

(f)	Our unconditional purchase obligations are for various contractual obligations that we generally incur in the ordinary course of our business. Certain of our obligations are quantity driven. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services. Accordingly, the amounts reported in the table are not necessarily indicative of our actual cash flow obligations. See Note 11 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations.

Liquidity Impacts of Income Tax Items

Recent Legislation — The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and included an extension for one year of the 50% bonus depreciation allowance. The provision specifically applies to qualifying property placed in service before January 1, 2014. The acceleration of deductions on capital expenditures resulting from the bonus depreciation provisions has no impact on our effective tax rate, but reduces our cash taxes in the periods in which the deductions are taken.

The acceleration of depreciation deductions related to qualifying property additions in 2012 decreased our full year 2012 cash taxes by approximately $90 million and, based on our current forecast of 2013 capital expenditures, we estimate an additional reduction in our full year 2013 cash taxes of approximately $90 million related to qualifying property additions in 2013. However, taking accelerated deductions results in increased cash taxes in subsequent periods when the deductions for these capital expenditures would have otherwise been taken. On a net basis, after taking into account the effect of all applicable years’ bonus depreciation programs, the deductions taken in previous years from acceleration programs more than offset the benefits received in 2012 and expected to be received in 2013. Our full year tax payments were approximately $60 million higher in 2012 compared with 2011.

Uncertain Tax Positions — We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that approximately $14 million of liabilities for uncertain tax positions, including accrued interest, and $3 million of related deferred tax assets may be reversed within the next twelve months. The anticipated reversals are related to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period. In addition, there are federal items related to the tax implications of the book impairments discussed in Note 13 that also are anticipated to reverse within the next 12 months.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 20 to the Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 11 to the Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2012, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Inflation

While inflationary increases in costs, including the cost of diesel fuel, have affected our operating margins in recent years, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, as of December 31, 2012, over 20% of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of December 31, 2012, all of our derivative transactions were related to actual or anticipated economic exposures. We are exposed to credit risk in the event of non-performance by our derivative counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities, although our interest costs can also be significantly affected by our on-going financial assurance needs, which are discussed in the Financial Assurance and Insurance Obligations section of Item 1.

As of December 31, 2012, we had $9.9 billion of long-term debt when excluding the impacts of accounting for fair value adjustments attributable to interest rate derivatives, discounts and premiums. The effective interest rates of approximately $1.5 billion of our outstanding debt obligations are subject to change during 2013. The most significant components of our variable-rate debt obligations are (i) $587 million of tax-exempt bonds that are subject to repricing on either a daily or weekly basis through a remarketing process; (ii) $475 million of tax-exempt bonds with term interest rate periods that are subject to repricing within twelve months; (iii) $400 million of borrowings outstanding under our $2.0 billion revolving credit facility; and (iv) U.S.$75 million of outstanding advances under our Canadian Credit Facility. We currently estimate that a 100 basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2013 interest expense by approximately $13 million. As of December 31, 2011, the effective interest rates of approximately $2.2 billion of our outstanding debt obligations were subject to change within twelve months.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our “fixed-rate” tax exempt bonds, through the end of a term interest rate period that exceeds twelve months. In addition, at December 31, 2012, we had forward-starting interest rate swaps with a notional amount of $175 million. The fair value of our fixed-rate debt obligations and various interest rate derivative instruments can increase or decrease significantly if market interest rates change.

We have performed sensitivity analyses to determine how market rate changes might affect the fair value of our market risk-sensitive derivatives and related positions. These analyses are inherently limited because they reflect a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves attributable to these instruments would have decreased the fair value of our combined debt and interest rate derivative positions by approximately $800 million at December 31, 2012.

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

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel; recyclable materials, including old corrugated cardboard, old newsprint and plastics; and electricity, which generally correlates with natural gas prices in many of the markets in which we operate. With the exception of electricity commodity derivatives, which are discussed below, we generally have not entered into derivatives to hedge the risks associated with changes in the market prices of these commodities during the three years ended December 31, 2012. Alternatively, we attempt to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues also increase or decrease.

During 2012, approximately 56% of the electricity revenue at our waste-to-energy facilities was subject to current market rates, and we currently expect that nearly 56% of our electricity revenues at our waste-to-energy facilities will be at market rates by the end of 2013. Our exposure to variability associated with changes in market prices for electricity has increased over the last few years as long-term power purchase agreements have expired. The energy markets have changed significantly since the expiring contracts were executed and we have found that the current market structure does not support medium- and long-term electricity contracts. As we renegotiate our power-purchase agreements, we expect that a more substantial portion of our energy sales at our waste-to-energy facilities will be based on variable market rates. Accordingly, in 2010, we implemented a more actively managed energy program, which includes a hedging strategy intended to decrease the exposure of our revenues to volatility due to market prices for electricity. Refer to Note 8 of the Consolidated Financial Statements for additional information regarding our electricity commodity derivatives.

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

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Waste Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Waste Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Management, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2012, and our report dated February 14, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2010, the Company adopted certain provisions of ASC Topic 810, “Consolidation” related to the consolidation of variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waste Management, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 14, 2013

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$194	$258
Accounts receivable, net of allowance for doubtful accounts of $45 and $29, respectively	1,737	1,631
Other receivables	102	144
Parts and supplies	174	153
Deferred income taxes	76	78
Other assets	140	115

Total current assets	2,423	2,379
Property and equipment, net of accumulated depreciation and amortization of $16,112 and $15,308, respectively	12,651	12,242
Goodwill	6,291	6,215
Other intangible assets, net	397	457
Investments in unconsolidated entities	667	637
Other assets	668	639

Total assets	$23,097	$22,569

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$842	$838
Accrued liabilities	986	1,129
Deferred revenues	465	470
Current portion of long-term debt	743	631

Total current liabilities	3,036	3,068
Long-term debt, less current portion	9,173	9,125
Deferred income taxes	1,947	1,884
Landfill and environmental remediation liabilities	1,459	1,404
Other liabilities	807	698

Total liabilities	16,422	16,179

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,549	4,561
Retained earnings	6,879	6,721
Accumulated other comprehensive income	193	172
Treasury stock at cost, 166,062,235 and 169,749,709 shares, respectively	(5,273)	(5,390)

Total Waste Management, Inc. stockholders’ equity	6,354	6,070
Noncontrolling interests	321	320

Total equity	6,675	6,390

Total liabilities and equity	$23,097	$22,569

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Years Ended December 31,
	2012	2011	2010
Operating revenues:
Service revenues	$12,327	$11,852	$11,371
Tangible product revenues	1,322	1,526	1,144

Total operating revenues	13,649	13,378	12,515

Costs and expenses:
Operating costs (exclusive of depreciation and amortization shown below):
Cost of services	7,765	7,254	6,854
Cost of tangible products	1,114	1,287	970

Total operating costs	8,879	8,541	7,824
Selling, general and administrative	1,472	1,551	1,461
Depreciation and amortization	1,297	1,229	1,194
Restructuring	67	19	(2)
(Income) expense from divestitures, asset impairments and unusual items	83	10	(78)

	11,798	11,350	10,399

Income from operations	1,851	2,028	2,116

Other income (expense):
Interest expense	(488)	(481)	(473)
Interest income	4	8	4
Equity in net losses of unconsolidated entities	(46)	(31)	(21)
Other, net	(18)	(4)	5

	(548)	(508)	(485)

Income before income taxes	1,303	1,520	1,631
Provision for income taxes	443	511	629

Consolidated net income	860	1,009	1,002
Less: Net income attributable to noncontrolling interests	43	48	49

Net income attributable to Waste Management, Inc.	$817	$961	$953

Basic earnings per common share	$1.76	$2.05	$1.98

Diluted earnings per common share	$1.76	$2.04	$1.98

Cash dividends declared per common share	$1.42	$1.36	$1.26

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Years Ended December 31,
	2012	2011	2010
Consolidated net income	$860	$1,009	$1,002
Other comprehensive income (loss), net of taxes:
Unrealized losses on derivative instruments:
Unrealized losses, resulting from changes in fair value, net of tax benefit of $(14), $(20) and $(28), respectively	(22)	(30)	(43)
Reclassification adjustment for losses included in net income, net of tax benefit of $5, $1 and $12, respectively	10	1	18

	(12)	(29)	(25)
Unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $2, $(2) and $2, respectively	2	(3)	3
Foreign currency translation adjustments	33	(18)	49
Change in funded status of post-retirement benefit obligation, net of tax benefit of $(2), $(5) and $(3), respectively	(2)	(8)	(5)

Other comprehensive income (loss), net of taxes	21	(58)	22

Comprehensive income	881	951	1,024
Less: Comprehensive income attributable to noncontrolling interests	43	48	49

Comprehensive income attributable to Waste Management, Inc.	$838	$903	$975

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Consolidated net income	$860	$1,009	$1,002
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,297	1,229	1,194
Deferred income tax provision	67	198	154
Interest accretion on landfill liabilities	84	84	82
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	6	23	8
Provision for bad debts	57	44	41
Equity-based compensation expense	29	45	36
Excess tax benefits associated with equity-based transactions	(11)	(8)	(9)
Net gain on disposal of assets	(21)	(24)	(22)
Effect of (income) expense from divestitures, asset impairments and unusual items and other	99	10	(1)
Equity in net losses of unconsolidated entities, net of dividends	46	31	20
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(131)	(110)	(159)
Other current assets	(50)	(23)	47
Other assets	105	28	(3)
Accounts payable and accrued liabilities	(57)	65	(57)
Deferred revenues and other liabilities	(85)	(132)	(58)

Net cash provided by operating activities	2,295	2,469	2,275

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(250)	(867)	(407)
Capital expenditures	(1,510)	(1,324)	(1,104)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	44	36	44
Net receipts from restricted trust and escrow accounts	14	107	48
Investments in unconsolidated entities	(77)	(155)	(173)
Other	(51)	18	(14)

Net cash used in investing activities	(1,830)	(2,185)	(1,606)

Cash flows from financing activities:
New borrowings	1,180	1,201	908
Debt repayments	(1,058)	(503)	(1,112)
Common stock repurchases	—	(575)	(501)
Cash dividends	(658)	(637)	(604)
Exercise of common stock options	43	45	54
Excess tax benefits associated with equity-based transactions	11	8	9
Distributions paid to noncontrolling interests	(46)	(59)	(45)
Other	(2)	(46)	18

Net cash used in financing activities	(530)	(566)	(1,273)

Effect of exchange rate changes on cash and cash equivalents	1	1	3

Increase (decrease) in cash and cash equivalents	(64)	(281)	(601)
Cash and cash equivalents at beginning of year	258	539	1,140

Cash and cash equivalents at end of year	$194	$258	$539

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

	Total	Waste Management, Inc. Stockholders’ Equity							Noncontrolling Interests
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
		Shares	Amounts				Shares	Amounts
Balance, December 31, 2009	$6,591	630,282	$6	$4,543	$6,053	$208	(144,162)	$(4,525)	$306
Consolidated net income	1,002	—	—	—	953	—	—	—	49
Other comprehensive income (loss), net of taxes	22	—	—	—	—	22	—	—	—
Cash dividends declared	(604)	—	—	—	(604)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	104	—	—	(15)	(2)	—	3,832	121	—
Common stock repurchases	(501)	—	—	—	—	—	(14,920)	(501)	—
Distributions paid to noncontrolling interests	(45)	—	—	—	—	—	—	—	(45)
Noncontrolling interests in acquired businesses	52	—	—	—	—	—	—	—	52
Deconsolidation of variable interest entities	(31)	—	—	—	—	—	—	—	(31)
Other	1	—	—	—	—	—	14	1	—

Balance, December 31, 2010	$6,591	630,282	$6	$4,528	$6,400	$230	(155,236)	$(4,904)	$331
Consolidated net income	1,009	—	—	—	961	—	—	—	48
Other comprehensive income (loss), net of taxes	(58)	—	—	—	—	(58)	—	—	—
Cash dividends declared	(637)	—	—	—	(637)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	119	—	—	33	(3)	—	2,813	89	—
Common stock repurchases	(575)	—	—	—	—	—	(17,338)	(575)	—
Distributions paid to noncontrolling interests	(59)	—	—	—	—	—	—	—	(59)
Other	—	—	—	—	—	—	11	—	—

Balance, December 31, 2011	$6,390	630,282	$6	$4,561	$6,721	$172	(169,750)	$(5,390)	$320
Consolidated net income	860	—	—	—	817	—	—	—	43
Other comprehensive income (loss), net of taxes	21	—	—	—	—	21	—	—	—
Cash dividends declared	(658)	—	—	—	(658)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	101	—	—	(15)	(1)	—	3,680	117	—
Distributions paid to noncontrolling interests	(46)	—	—	—	—	—	—	—	(46)
Other	7	—	—	3	—	—	8	—	4

Balance, December 31, 2012	$6,675	630,282	$6	$4,549	$6,879	$193	(166,062)	$(5,273)	$321

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

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

We are the leading provider of comprehensive waste management services in North America, including collection, transfer, recycling and resource recovery, and disposal services for residential, commercial, industrial and municipal customers (our “Solid Waste business” or “Solid Waste”). Our Solid Waste business is operated and managed locally by our subsidiaries throughout North America that focus on distinct geographical areas. We are also a leading developer, operator and owner of waste-to-energy and landfill gas-to-energy facilities in the United States.

Through the third quarter of 2012, the operations of our local subsidiaries were primarily organized under our Eastern, Midwest, Southern, Western and Wheelabrator operating Groups. In July 2012, we announced a reorganization of our operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. Principal organizational changes included removing the management layer of our four geographic Groups, each of which previously constituted a reportable segment, and consolidating and reducing the number of geographic Areas from 22 to 17.

Following our reorganization, our senior management now evaluates, oversees and manages the financial performance of our Solid Waste business subsidiaries through these 17 Areas. Our reportable segments have been realigned to conform with our new organizational structure. See Note 12 for additional information related to this reorganization. Our Wheelabrator business provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our Solid Waste or Wheelabrator businesses, including our strategic accounts program that expanded with the acquisition of Oakleaf Global Holdings on July 28, 2011 (“Oakleaf”), which are presented in this report as “Other.” Additional information related to our segments and to our acquisition of Oakleaf can be found in Note 21 and in Note 19, respectively.

2.    Accounting Changes and Reclassifications

Accounting Changes

Indefinite-Lived Intangible Assets Impairment Testing — In July 2012, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with indefinite-lived intangible assets testing. The amended guidance provides companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. The amendments are effective for indefinite-lived intangible impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption was permitted. The Company’s early adoption of this guidance in 2012 did not have an impact on our consolidated financial statements. Additional information on impairment testing can be found in Note 3.

Comprehensive Income — In June 2011, the FASB issued amended authoritative guidance associated with comprehensive income, which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value Measurement — In May 2011, the FASB amended authoritative guidance associated with fair value measurements. This amended guidance defines certain requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The amendments to authoritative guidance associated with fair value measurements were effective for the Company on January 1, 2012 and have been applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number of diverse customers we service. At December 31, 2012 and 2011, no single customer represented greater than 5% of total accounts receivable.

Trade and Other Receivables

Our receivables, which are recorded when billed, when services are performed or when cash is advanced, are claims against third parties that will generally be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends; type of customer, such as municipal or commercial; the age of outstanding receivables; and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful. Also, we recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes. We no longer accrue interest once the notes are deemed uncollectible.

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

•

Post-Closure — Involves the maintenance and monitoring of a landfill site that has been certified closed by the applicable regulatory agency. Generally, we are required to maintain and monitor landfill sites for a 30-year period. These maintenance and monitoring costs are recorded as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Post-closure obligations are recorded over the life of the landfill based on estimates of the discounted cash flows associated with performing post-closure activities.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2012, 2011 and 2010, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at December 31, 2012 is between 4.5% and 8.0%, the range of the credit-adjusted, risk-free discount rates effective since we adopted the FASB’s authoritative guidance related to asset retirement obligations in 2003. We expect to apply a credit-adjusted, risk-free discount rate of 4.25% to liabilities incurred in the first quarter of 2013.

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

During the years ended December 31, 2012, 2011 and 2010, adjustments associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace resulted in $3 million, $11 million and $13 million in net credits to landfill airspace amortization expense, respectively, with the majority of these credits resulting from revised estimates associated with final capping changes. In managing our landfills, our engineers look for ways to reduce or defer our construction costs, including final capping costs. The benefit recognized in these years was generally the result of (i) concerted efforts to improve the operating efficiencies of our landfills and volume declines, both of which have allowed us to delay spending for final capping activities; (ii) effectively managing the cost of final capping material and construction; or (iii) landfill expansions that resulted in reduced or deferred final capping costs.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 32 landfill sites with expansions included at December 31, 2012, 10 landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Six of these landfills required approval by our Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining four landfills required approval due to local zoning restrictions or because the permit application processes do not meet the one- or five-year requirements.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $140 million higher than the $253 million recorded in the Consolidated Financial Statements as of December 31, 2012. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% at December 31, 2012 and 2011) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” costs and expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities and recovery assets during the reported periods (in millions) and the risk-free discount rate applied as of each reporting date:

	Years Ended December 31,
	2012	2011	2010
Charge to Operating expenses	$3	$17	$2
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	1.75%	2.00%	3.50%

The portion of our recorded environmental remediation liabilities that has never been subject to inflation or discounting, as the amounts and timing of payments are not readily determinable, was $32 million at December 31, 2012 and $48 million at December 31, 2011. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have decreased by $11 million at December 31, 2012 and decreased by $8 million at December 31, 2011.

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

We include capitalized costs associated with developing or obtaining internal-use software within furniture, fixtures and office equipment. These costs include direct external costs of materials and services used in developing or obtaining the software and internal costs for employees directly associated with the software development project. As of December 31, 2012 and 2011, capitalized costs for software placed in service, net of accumulated depreciation, were $123 million and $112 million, respectively. In addition, our furniture, fixtures and office equipment includes $36 million as of December 31, 2012 and $27 million as of December 31, 2011 for costs incurred for software under development.

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

Operating Leases (excluding landfills discussed below) — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2012 are disclosed in Note 11.

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

Acquisition-date fair value estimates are revised as necessary and accounted for as an adjustment to income from operations if, and when, additional information regarding these contingencies becomes available to further define and quantify assets acquired and liabilities assumed. All acquisition-related transaction costs have been expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but as discussed in the “Asset Impairments” section below, we assess our goodwill for impairment at least annually.

Other intangible assets consist primarily of customer contracts, customer relationships, covenants not-to-compete, licenses, permits (other than landfill permits, as all landfill-related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy), and other contracts. Other intangible assets are recorded at fair value and are generally amortized using either a 150% declining balance approach or a straight-line basis as we determine appropriate. Customer contracts and customer relationships are typically amortized over ten years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally two to five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

There are additional considerations for impairments of landfills, goodwill and other indefinite-lived intangible assets, as described below.

Landfills — The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the sensitive estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a probability-weighted cash flow estimation approach, may indicate that no impairment loss should be recorded. At December 31, 2012, three of our landfill sites in two jurisdictions for which we believe receipt of expansion permits is probable, are not currently accepting waste. The net recorded capitalized landfill asset cost for these three sites was $493 million at December 31, 2012. We performed tests of recoverability for these landfills and the undiscounted cash flows resulting from our probability-weighted estimation approach significantly exceeded the carrying values of each of these three sites.

Goodwill — At least annually, and more frequently if warranted, we assess our goodwill for impairment.

In July 2012, we announced organizational changes including removing the management layer of our four geographic Groups and consolidating and reducing the number of our geographic Areas through which we evaluate and oversee our Solid Waste business from 22 to 17. With the elimination of the geographic Groups, we have determined that our Areas constitute reporting units and we now assess whether a goodwill impairment exists at the Area level. Goodwill previously assigned to the Groups was allocated to the Areas on a relative fair value basis. We continue to assess whether goodwill impairment exists at our other reporting units, including the Wheelabrator business and our other less material reporting units including recycling brokerage and waste diversion technology businesses.

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

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment or two-step impairment test to determine whether a goodwill impairment exists at the reporting unit. The first step in our quantitative assessment identifies potential impairments by comparing the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is typically estimated using a combination of the income approach and market approach or only an income approach when applicable. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported cash flows. We then apply that multiple to the reporting units’ cash flows to estimate their fair values. We believe that this approach is appropriate because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

Indefinite-Lived Intangible Assets Other Than Goodwill — At least annually, and more frequently if warranted, we assess indefinite-lived intangible assets other than goodwill for impairment.

Beginning in 2012, when performing the impairment test for indefinite-lived intangible assets, we generally first conduct a qualitative analysis to determine whether we believe it is more likely than not that an asset has been impaired. If we believe an impairment has occurred, we then evaluate for impairment by comparing the estimated fair value of assets to the carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

Fair value is typically estimated using an income approach. The income approach is based on the long-term projected future cash flows. We discount the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the expected long-term performance considering the economic and market conditions that generally affect our business.

Fair value computed by this method is arrived at using a number of factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them to this analysis. However, we believe that this method provides a reasonable approach to estimating the fair value of the reporting units.

Refer to Note 6 for additional information related to indefinite-lived intangible assets impairment considerations made during the reported periods.

Restricted Trust and Escrow Accounts

As of December 31, 2012, our restricted trust and escrow accounts consist principally of funds deposited for purposes of settling landfill final capping, closure, post-closure and environmental remediation obligations. We often also have restricted trust and escrow account balances related to funds received from the issuance of tax-exempt bonds held in trust for the construction of various projects or facilities. As of December 31, 2012 and 2011, we had $138 million and $152 million, respectively, of restricted trust and escrow accounts, which are primarily included in long-term “Other assets” in our Consolidated Balance Sheets.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax-Exempt Bond Funds — We obtain funds from the issuance of industrial revenue bonds for the construction of disposal facilities and for equipment necessary to provide waste management services. Proceeds from these arrangements are directly deposited into trust accounts, and we do not have the ability to use the funds in regular operating activities. Accordingly, these borrowings are treated as non-cash financing activities and are excluded from our Consolidated Statements of Cash Flows. As our construction and equipment expenditures are documented and approved by the applicable bond trustee, the funds are released and we receive a cash reimbursement. These cash reimbursements are reported in the Consolidated Statements of Cash Flows as an investing activity when the cash is released from the trust funds. Generally, the funds are fully expended within a few years of the debt issuance. When the debt matures, we generally repay our obligation with cash on hand and the debt repayments are included as a financing activity in the Consolidated Statements of Cash Flows.

Investments in Unconsolidated Entities

Investments in unconsolidated entities over which the Company has significant influence are accounted for under the equity method of accounting. Investments in entities in which the Company does not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of December 31 (in millions):

	2012	2011
Equity method investments	$443	$458
Cost method investments	224	179

Investments in unconsolidated entities	$667	$637

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

Derivative Financial Instruments

We primarily use derivative financial instruments to manage our risk associated with fluctuations in interest rates, foreign currency exchange rates and market prices for electricity. We use interest rate swaps to maintain a strategic portion of our long-term debt obligations at variable, market-driven interest rates. In 2009, we entered into interest rate derivatives in anticipation of senior note issuances planned for 2010 through 2014 to effectively lock in a fixed interest rate for those anticipated issuances. Foreign currency exchange rate derivatives are used to hedge our exposure to changes in exchange rates for anticipated intercompany debt transactions, and related interest payments, between Waste Management Holdings, Inc., a wholly-owned subsidiary (“WM Holdings”), and its Canadian subsidiaries. We use electricity commodity derivatives to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. The financial statement impacts of our derivatives are discussed in Note 8.

We obtain current valuations of our interest rate, foreign currency and electricity commodity hedging instruments from third-party pricing models. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of derivatives is included in other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset. There was no significant ineffectiveness in 2012, 2011 or 2010.

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

Capitalized Interest

We capitalize interest on certain projects under development, including internal-use software and landfill expansion projects, and on certain assets under construction, including operating landfills, landfill gas-to-energy projects and waste-to-energy facilities. During 2012, 2011 and 2010, total interest costs were $509 million, $503 million and $490 million, respectively, of which $21 million was capitalized in 2012, $22 million was capitalized in 2011 and $17 million was capitalized in 2010. In 2012, 2011 and 2010, interest was capitalized primarily for landfill construction costs and landfill gas-to-energy construction projects.

Income Taxes

The Company is subject to income tax in the United States, Canada and Puerto Rico. Current tax obligations associated with our provision for income taxes are reflected in the accompanying Consolidated Balance Sheets as a component of “Accrued liabilities” and the deferred tax obligations are reflected in “Deferred income taxes.”

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

Supplemental Cash Flow Information

	Years Ended December 31,
Cash paid during the year (in millions):	2012	2011	2010
Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$485	$470	$477
Income taxes	366	306	547

During 2012, we did not have any significant non-cash activities. For the year ended December 31, 2011, non-cash activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $100 million. During the year ended December 31, 2010, we did not have any tax-exempt borrowings; however, we did have a $215 million non-cash increase in our debt obligations as a result of the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance of a note payable in return for a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. This investment is discussed in detail in Note 9. Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows.

4.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2012			December 31, 2011
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$104	$28	$132	$123	$38	$161
Long-term	1,234	225	1,459	1,169	235	1,404

	$1,338	$253	$1,591	$1,292	$273	$1,565

The changes to landfill and environmental remediation liabilities for the years ended December 31, 2011 and 2012 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2010	$1,266	$284
Obligations incurred and capitalized	49	—
Obligations settled	(80)	(37)
Interest accretion	84	6
Revisions in cost estimates and interest rate assumptions(a)(b)	(30)	23
Acquisitions, divestitures and other adjustments	3	(3)

December 31, 2011	$1,292	$273
Obligations incurred and capitalized	58	—
Obligations settled	(87)	(30)
Interest accretion	84	4
Revisions in cost estimates and interest rate assumptions(a)(b)	(8)	5
Acquisitions, divestitures and other adjustments	(1)	1

December 31, 2012	$1,338	$253

(a)	The amounts reported for our landfill liabilities include reductions of approximately $30 million and $15 million for 2011 and 2012, respectively, related to our year-end annual review of final landfill capping, closure and post-closure obligations.

(b)	The amount reported in 2011 for our environmental remediation liabilities primarily relates to the impact of a decrease in the risk-free discount rate used to measure our liabilities from 3.5% at December 31, 2010 to 2.0% at December 31, 2011, resulting in an increase of $25 million to our environmental remediation liabilities and a corresponding increase to “Operating” expenses. This charge was partially offset by a $9 million favorable revision to an environmental remediation liability at a closed site based on the estimated cost of the remediation alternative selected by the EPA.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount reported in 2012 for our environmental remediation liabilities includes the impact of a decrease in the risk-free discount rate used to measure our liabilities from 2.0% at December 31, 2011 to 1.75% at December 31, 2012, resulting in an increase of $3 million to our environmental remediation liabilities and a corresponding increase to “Operating” expenses.

Our recorded liabilities as of December 31, 2012 include the impacts of inflating certain of these costs based on our expectations for the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities as measured in current dollars are $28 million in 2013, $20 million in 2014, $29 million in 2015, $25 million in 2016, $13 million in 2017 and $127 million thereafter.

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 20 for additional information related to these trusts.

5.    Property and Equipment

Property and equipment at December 31 consisted of the following (in millions):

	2012	2011
Land	$657	$663
Landfills	13,266	12,940
Vehicles	3,954	3,705
Machinery and equipment	3,967	3,731
Containers	2,482	2,392
Buildings and improvements	3,514	3,273
Furniture, fixtures and office equipment	923	846

	28,763	27,550
Less accumulated depreciation on tangible property and equipment	(8,924)	(8,377)
Less accumulated landfill airspace amortization	(7,188)	(6,931)

	$12,651	$12,242

Depreciation and amortization expense, including amortization expense for assets recorded as capital leases, was comprised of the following for the years ended December 31 (in millions):

	2012	2011	2010
Depreciation of tangible property and equipment	$833	$800	$781
Amortization of landfill airspace	395	378	372

Depreciation and amortization expense	$1,228	$1,178	$1,153

6.    Goodwill and Other Intangible Assets

Goodwill was $6,291 million as of December 31, 2012 compared with $6,215 million as of December 31, 2011. The $76 million increase in goodwill during 2012 was primarily related to consideration paid for acquisitions in excess of net assets acquired and accounting for foreign currency translation, partially offset by impairments and other adjustments. See Notes 3, 19 and 21 for additional information related to Goodwill.

In July 2012, we announced organizational changes including removing the management layer of our four geographic Groups and consolidating and reducing the number of our geographic Areas through which we

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluate and oversee our Solid Waste subsidiaries from 22 to 17. With the elimination of the geographic Groups, we have determined that our Areas constitute reporting units and we now assess whether a goodwill impairment exists at the Area level. Goodwill previously assigned to the Groups was allocated to the Areas on a relative fair value basis. This reorganization did not change our other reporting units, including the Wheelabrator business and our other less material reporting units including recycling brokerage and waste diversion technology businesses.

In the second quarter of 2012, we believed an impairment indicator existed such that the fair value of our Wheelabrator business could potentially be less than its carrying amount because of the negative effect on our revenues of the continued deterioration of electricity commodity prices, coupled with our continued increased exposure to market prices as a result of the expiration of several long-term, fixed-rate electricity commodity contracts at our waste-to-energy and independent power facilities, and the expiration of several long-term disposal contracts at above-market rates. As a result, we performed an interim impairment analysis of Wheelabrator’s goodwill balance of $788 million. We performed the interim quantitative assessment using both an income and a market approach in the second quarter of 2012, which indicated that the estimated fair value of our Wheelabrator business exceeded its carrying value.

In the fourth quarter of 2012, we performed our annual impairment test of our goodwill balances using a measurement date of October 1, 2012. This impairment test indicated that the estimated fair value of our Wheelabrator business exceeded its carrying value by approximately 10% compared to an excess of 30% at our annual fourth quarter 2011 test. This quantitative assessment was performed using both an income and market approach similar to our interim quantitative assessment. If market prices for electricity worsen or do not recover as we have projected, our disposal volumes or rates decline, our costs or capital expenditures exceed our forecasts or our costs of capital increase, the estimated fair value of our Wheelabrator business could decrease and potentially result in an impairment charge in a future period. We will continue to monitor our Wheelabrator business.

Our annual goodwill impairment test also indicated that the estimated fair value of our Eastern Canada Area exceeded its carrying value by approximately 5%. This quantitative assessment also was performed using both an income and market approach. The Eastern Canada Area goodwill balance was $295 million at October 1, 2012. If we do not achieve our anticipated disposal volumes, our collection or disposal rates decline, our costs or capital expenditures exceed our forecasts, costs of capital increase, or we do not receive anticipated landfill expansions, the estimated fair value of our Eastern Canada Area could decrease and potentially result in an impairment charge in a future period. We will continue to monitor our Eastern Canada Area.

We also incurred $4 million of charges in 2012 to impair goodwill related to certain of our non-Solid Waste operations as a result of our annual fourth quarter goodwill impairment tests.

We incurred no impairment of goodwill as a result of our annual, fourth quarter goodwill impairment tests in 2011 or 2010. Additionally, we did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2011 or 2010. Goodwill impairments, in addition to the charges incurred in 2012, may be incurred at any time in the future.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our other intangible assets as of December 31, 2012 and 2011 were comprised of the following (in millions):

	Customer Contracts and Customer Relationships	Covenants Not-to- Compete	Licenses, Permits and Other	Total
December 31, 2012:
Intangible assets	$426	$97	$127	$650
Less accumulated amortization	(167)	(54)	(32)	(253)

	$259	$43	$95	$397

December 31, 2011:
Intangible assets	$392	$91	$161	$644
Less accumulated amortization	(119)	(41)	(27)	(187)

	$273	$50	$134	$457

Amortization expense for other intangible assets was $69 million for 2012, $51 million for 2011, and $41 million for 2010. At December 31, 2012, we had $29 million of licenses, permits and other intangible assets that are not subject to amortization, because they do not have stated expirations or have routine, administrative renewal processes. Additional information related to other intangible assets acquired through business combinations is included in Note 19. As of December 31, 2012, expected annual amortization expense related to other intangible assets is $65 million in 2013; $55 million in 2014; $47 million in 2015; $42 million in 2016; and $37 million in 2017.

7.    Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31, 2012:

	2012	2011
Revolving credit facility, maturing May 2016 (weighted average interest rate of 1.4% at December 31, 2012 and 1.5% at December 31, 2011)	$400	$150
Letter of credit facilities, maturing through June 2015	—	—
Canadian credit facility, maturing November 2017 (weighted average effective interest rate of 2.9% at December 31, 2012 and 1.8% at December 31, 2011)	75	137
Senior notes and debentures, maturing through 2039, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 5.7% at December 31, 2012 and 6.0% at December 31, 2011)	6,305	6,228
Tax-exempt bonds maturing through 2041, fixed and variable interest rates ranging from 0.1% to 7.4% (weighted average interest rate of 2.8% at December 31, 2012 and 3.0% at December 31, 2011)	2,727	2,857
Capital leases and other, maturing through 2055, interest rates up to 12%	409	384

	$9,916	$9,756
Current portion of long-term debt	743	631

	$9,173	$9,125

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Classification

As of December 31, 2012, we had (i) $688 million of debt maturing within twelve months, including $400 million of borrowings outstanding under the revolving credit facility, U.S.$75 million of advances outstanding under our Canadian credit facility and $161 million of tax-exempt bonds and (ii) $475 million of tax-exempt borrowings subject to repricing within the next twelve months. Based on our intent and ability to refinance a portion of this debt on a long-term basis as of December 31, 2012, we have classified $420 million of this debt as long-term and the remaining $743 million as current obligations.

As of December 31, 2012, we also have $587 million of variable-rate tax-exempt bonds. The interest rates on these bonds are reset on either a daily or weekly basis through a remarketing process. If the remarketing agent is unable to remarket the bonds, the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2012 because the borrowings are supported by letters of credit issued under our $2.0 billion revolving credit facility, which is long-term.

Access to and Utilization of Credit Facilities

Revolving Credit Facility — In May 2011, we amended and restated our $2.0 billion revolving credit facility as a result of changes in market conditions, which significantly reduced the cost of the facility. We also extended the term through May 2016. This facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit. At December 31, 2012, we had $400 million of outstanding borrowings and $933 million of letters of credit issued and supported by the facility. The unused and available credit capacity of the facility was $667 million as of December 31, 2012.

Letter of Credit Facilities — As of December 31, 2012, we had an aggregate committed capacity of $505 million under letter of credit facilities with terms ending from June 2013 to June 2015. These facilities are currently being used to back letters of credit issued to support our financial assurance needs. Our letters of credit generally have terms providing for automatic renewal after one year. In the event of an unreimbursed draw on a letter of credit, the amount of the draw paid by the letter of credit provider generally converts into a term loan for the remaining term of the respective facility. Through December 31, 2012, we had not experienced any unreimbursed draws on letters of credit under these facilities. As of December 31, 2012, no borrowings were outstanding under these letter of credit facilities and we had $13 million of unused and available credit capacity.

Canadian Credit Facility — In November 2005, Waste Management of Canada Corporation, one of our wholly-owned subsidiaries, entered into a credit facility agreement to facilitate WM’s repatriation of accumulated earnings and capital from its Canadian subsidiaries. This facility provided the Company with an initial credit capacity of C$340 million, which had been substantially repaid over time such that the remaining balance outstanding under the credit facility upon its November 2012 maturity was C$75 million. In November 2012, Waste Management of Canada Corporation and WM Quebec Inc., another of our wholly-owned subsidiaries, entered into a new Canadian credit facility and refinanced the C$75 million maturity. The 2012 Canadian credit facility provides us with revolving credit capacity up to C$150 million and matures on November 7, 2017. The 2012 Canadian credit facility also provides for additional term credit that may be drawn in specified circumstances to fund acquisition spending.

Debt Borrowings and Repayments

Revolving Credit Facility — During 2012, we incurred net borrowings of $250 million under our revolving credit facility. The $400 million of borrowings outstanding as of December 31, 2012 were incurred for general corporate purposes, including additions to working capital, capital expenditures and the funding of acquisitions and investments. Due to the short-term maturities of these borrowings, we have reported certain of these cash flows on a net basis in the Consolidated Statement of Cash Flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian Credit Facility — We repaid $68 million of net advances under our Canadian credit facility during the year ended December 31, 2012. Due to the short-term maturities of these borrowings, we have reported certain of these cash flows on a net basis in the Consolidated Statements of Cash Flows.

Senior Notes — In September 2012, we issued $500 million of 2.9% senior notes due September 15, 2022. The net proceeds from the debt issuance were $495 million. We used a portion of the proceeds to repay $400 million of 6.375% senior notes that matured in November 2012. All remaining proceeds were used for general corporate purposes.

The remaining change in the carrying value of our senior notes from December 31, 2011 to December 31, 2012 is principally due to fair value hedge accounting for interest rate swap contracts. Refer to Note 8 for additional information regarding our interest rate derivatives.

Tax-Exempt Bonds — During the year ended December 31, 2012, we repaid $129 million of our tax-exempt bonds with available cash at their scheduled maturities. In addition, we issued $43 million of tax-exempt bonds, the proceeds of which were used to repay tax-exempt bonds at their scheduled maturities.

Capital Leases and Other — The increase in our capital leases and other debt obligations is primarily due to new leases and borrowings, net of the repayment of various borrowings.

Scheduled Debt Payments — Principal payments of our debt and capital leases for the next five years, based on their contractual terms, are as follows: $695 million in 2013; $468 million in 2014; $462 million in 2015; $728 million in 2016; and $281 million in 2017. Our recorded debt and capital lease obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities, which have been excluded from these amounts because they will not result in cash payments.

Secured Debt

Our debt balances are generally unsecured, except for capital leases and the note payable associated with our investment in federal low-income housing tax credits.

Debt Covenants

Our revolving credit facility and certain other financing agreements contain financial covenants. The most restrictive of these financial covenants are contained in our revolving credit facility and Canadian credit facility. The following table summarizes the requirements of these financial covenants, as defined by the facilities:

Interest coverage ratio	> 2.75 to 1
Total debt to EBITDA	< 3.5 to 1

Our credit facilities and senior notes also contain certain restrictions intended to monitor our level of indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2012 and 2011, we were in compliance with the covenants and restrictions under all of our debt agreements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Consolidated Balance Sheet (in millions):

		December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2012	2011
Electricity commodity derivatives	Current other assets	$1	$5
Interest rate derivatives	Long-term other assets	—	73

Total derivative assets		$1	$78

Interest rate derivatives	Current accrued liabilities	$—	$42
Electricity commodity derivatives	Current accrued liabilities	5	—
Foreign currency derivatives	Current accrued liabilities	11	—
Foreign currency derivatives	Long-term accrued liabilities	—	2
Interest rate derivatives	Long-term accrued liabilities	42	32

Total derivative liabilities		$58	$76

We have not offset fair value amounts recognized for our derivative instruments. For information related to the inputs used to measure our derivative assets and liabilities at fair value, refer to Note 18.

Fair Value Hedges

Interest Rate Swaps

We have used interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of December 31, 2012 and 2011, we had approximately $6.2 billion and $6.1 billion, respectively, in fixed-rate senior notes outstanding. As of December 31, 2011, the interest payments on $1 billion, or 16%, of these senior notes were swapped to variable interest rates to protect the debt against changes in fair value due to changes in benchmark interest rates. In April 2012, we elected to terminate our interest rate swaps and, upon termination, we received $76 million in cash for their fair value plus accrued interest receivable. The terminated interest rate swaps were associated with our senior notes that matured in November 2012 and additional senior notes that are scheduled to mature through 2018. The associated fair value adjustments to long-term debt are being amortized as a reduction to interest expense over the remaining terms of the underlying debt using the effective interest method. The cash proceeds received from our termination of the swaps have been classified as a change in “Other assets” within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

We designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $79 million as of December 31, 2012 and $102 million as of December 31, 2011. The following table summarizes the fair value adjustments from interest rate swap agreements at December 31 (in millions):

Increase in Carrying Value of Debt Due to Hedge Accounting for Interest Rate Swaps	December 31,
	2012	2011
Senior notes:
Active swap agreements	$—	$73
Terminated swap agreements	79	29

	$79	$102

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

		Years Ended December 31
Derivatives Designated as Fair Value Hedges	Statement of Operations Classification	Gain (Loss) on Swap			Gain (Loss) on Fixed-Rate Debt
		2012	2011	2010	2012	2011	2010
Interest rate swaps	Interest expense	$(1)	$35	$6	$1	$(35)	$(6)

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

Decrease to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	Years Ended December 31,
	2012	2011	2010
Periodic settlements of active swap agreements(a),(b)	$8	$23	$29
Terminated swap agreements (b)	22	12	18

	$30	$35	$47

(a)	These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our swaps provided us to receive fixed interest rates ranging from 5.00% to 7.125% and pay floating interest rates based on spreads from three-month LIBOR ranging from (0.205)% to 5.53%.

(b)	Due to our election to terminate our interest rate swap portfolio with a notional amount of $1 billion in April 2012, periodic settlements of active swap agreements have decreased and amortization to interest expense of terminated swap agreements has increased.

Cash Flow Hedges

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

During the first quarter of 2011 and the third quarter of 2012, $150 million and $200 million, respectively, of these forward-starting interest rate swaps were terminated contemporaneously with the actual issuance of senior notes in February 2011 and September 2012, respectively, and we paid cash of $9 million and $59 million, respectively, to settle the liabilities related to these swap agreements. The ineffectiveness recognized upon termination of these hedges was immaterial and the related deferred losses continue to be recognized as a component of “Accumulated other comprehensive income.” The deferred losses are being amortized as an increase to interest expense over the ten-year life of the related senior note issuances using the effective interest method. As of December 31, 2012, $7 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The active forward-starting interest rate swaps outstanding as of December 31, 2012 relate to an anticipated debt issuance in March 2014. As of December 31, 2012, the fair value of these active interest rate derivatives was comprised of $42 million of long-term liabilities compared with $32 million of long-term liabilities as of December 31, 2011.

Treasury Rate Locks

At December 31, 2012 and 2011, our “Accumulated other comprehensive income” included $12 million and $19 million, respectively, of deferred losses associated with Treasury rate locks that had been executed in previous years in anticipation of senior note issuances. These deferred losses are reclassified as an increase to interest expense over the life of the related senior note issuances, which extend through 2032. As of December 31, 2012, $2 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries.

In December 2010, our previously existing intercompany note and related forward contracts matured. Upon their maturity, we paid cash of U.S.$37 million to settle the forward contracts and we executed a new C$370 million intercompany debt arrangement and entered into new forward contracts for the related principal and interest cash flows. The total notional value of the new forward contracts was C$401 million at December 31, 2010. Interest of C$10 million and C$11 million was paid on November 30, 2011 and 2012, respectively, and the related forward contracts matured, resulting in a remaining notional value of C$380 million at December 31, 2012. The principal and C$10 million of interest are scheduled to be repaid on October 31, 2013. We designated these forward contracts as cash flow hedges. Gains or losses on the underlying hedged items attributable to foreign currency exchange risk are recognized in current earnings. Ineffectiveness has been included in other income and expense during each of the reported periods.

Electricity Commodity Derivatives

We use “receive fixed, pay variable” electricity commodity swaps to reduce the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 672,360 megawatt hours, or approximately 26%, of Wheelabrator’s 2010 merchant electricity sales, 1.55 million megawatt hours, or approximately 50%, of the segment’s 2011 merchant electricity sales and 628,800 megawatt hours, or approximately 20%, of the segment’s 2012 merchant electricity sales. The swaps executed through December 31, 2012 are expected to hedge about 1.6 million megawatt hours, or approximately 49%, of Wheelabrator’s 2013 merchant electricity sales.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. The following table summarizes the pre-tax impacts of our cash flow derivatives on our comprehensive income and results of operations (in millions):

	Amount of Derivative Gain (Loss) Recognized in OCI (Effective Portion)				Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Years Ended December 31,				Years Ended December 31,
Derivatives Designated as Cash Flow Hedges	2012	2011	2010	Statement of Operations Classification	2012	2011	2010
Forward-starting interest rate swaps	$(27)	$(59)	$(33)	Interest expense	$(3)	$(1)	$—
Treasury rate locks	—	—	(11)	Interest expense	(7)	(7)	(8)
Foreign currency derivatives	(9)	1	(22)	Other income (expense)	(15)	4	(18)
Electricity commodity derivatives	—	8	(5)	Operating revenues (expense)	10	2	(4)

	$(36)	$(50)	$(71)		$(15)	$(2)	$(30)

There was no significant ineffectiveness associated with our cash flow hedges during the years ended December 31, 2012, 2011 or 2010.

Credit-Risk-Related Contingent Features

Our interest rate derivative instruments have in the past and may in the future contain provisions related to the Company’s credit rating. These provisions generally provide that if the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of December 31, 2012 and 2011, we did not have any interest rate derivatives outstanding that contained these credit-risk related features.

9.    Income Taxes

Provision for Income Taxes

Our “Provision for income taxes” consisted of the following (in millions):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$268	$240	$354
State	72	38	99
Foreign	36	35	22

	376	313	475

Deferred:
Federal	48	162	85
State	17	36	64
Foreign	2	—	5

	67	198	154

Provision for income taxes	$443	$511	$629

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal statutory income tax rate is reconciled to the effective rate as follows:

	Years Ended December 31,
	2012	2011	2010
Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	3.85	3.46	4.50
Miscellaneous federal tax credits	(4.13)	(3.29)	(1.67)
Noncontrolling interests	(1.16)	(1.11)	(1.05)
Taxing authority audit settlements and other tax adjustments	(0.02)	(0.47)	0.54
Nondeductible costs relating to acquired intangibles	0.06	0.08	0.11
Tax rate differential on foreign income	(0.96)	(0.70)	(0.39)
Cumulative effect of change in tax rates	0.18	0.12	1.74
Other	1.13	0.52	(0.25)

Provision for income taxes	33.95%	33.61%	38.53%

The comparability of our income taxes for the reported periods has been primarily affected by variations in our income before income taxes, tax audit settlements, changes in effective state and Canadian statutory tax rates, realization of federal and state net operating loss and credit carry-forwards, and miscellaneous federal tax credits. For financial reporting purposes, income before income taxes showing domestic and foreign sources was as follows (in millions) for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Domestic	$1,175	$1,394	$1,517
Foreign	128	126	114

Income before income taxes	$1,303	$1,520	$1,631

Tax Audit Settlements — The Company and its subsidiaries file income tax returns in the United States, Canada and Puerto Rico, as well as various state and local jurisdictions. We are currently under audit by the IRS and from time to time we are audited by other taxing authorities. Our audits are in various stages of completion.

During 2012 we settled various tax audits. The settlement of these tax audits resulted in a reduction to our provision for income taxes of $10 million, or $0.02 per diluted share, for the year ended December 31, 2012.

During 2011 we settled various state tax audits. The settlement of these tax audits resulted in a reduction to our provision for income taxes of $12 million, or $0.03 per diluted share, for the year ended December 31, 2011.

During 2010, we settled the IRS audit for the 2009 tax year as well as various state tax audits. In addition, we finalized audits in Canada through 2005. The settlement of these tax audits resulted in a reduction to our provision for income taxes of $8 million, or $0.02 per diluted share, for the year ended December 31, 2010.

We are currently in the examination phase of IRS audits for the tax years 2012 and 2013 and expect these audits to be completed within the next 12 and 24 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. We are not currently under audit in Canada and due to the expiration of statute of limitations all tax years prior to 2008 are closed. On July 28, 2011, we acquired Oakleaf, which is subject to IRS examinations for years dating back to 2009. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition tax liabilities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State Tax Rate Changes — During 2011, our state deferred income taxes increased by $3 million to reflect the impact of changes in the estimated tax rate at which existing temporary differences will be realized. During 2010, our current state tax rate increased from 6.25% to 6.75% resulting in an increase to our provision for income taxes of $5 million. In addition, our state deferred income taxes increased $37 million to reflect the impact of changes in the estimated tax rate at which existing temporary differences will be realized. The increases in these rates are primarily due to changes in tax law.

Canadian Tax Rate Changes — During 2012, the provincial tax rates in Ontario were increased, which resulted in a $5 million tax expense as a result of the revaluation of the related deferred tax balances.

State Net Operating Loss and Credit Carry-Forwards — During 2012, 2011 and 2010, we utilized state net operating loss and credit carry-forwards resulting in a reduction to our provision for income taxes for those periods of $5 million, $4 million and $4 million, respectively.

Federal Net Operating Loss Carry-Forwards — During 2012 we recognized additional federal net operating loss, or NOL, carry-forwards resulting in a reduction to our provision for income taxes of $8 million. As a result of the acquisition of Oakleaf in 2011, we received income tax attributes (primarily federal and state net operating losses) and allocated a portion of the purchase price to these acquired assets. At the time of the acquisition, we fully recognized all of the tax attributes identified by the seller and concluded the realization of these attributes would not affect our overall provision for income taxes. In the third quarter of 2012, as a result of new information, we recognized the above referenced tax benefit related to additional Oakleaf federal net operating losses received in the acquisition.

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

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results and other reductions in “Equity in net losses of unconsolidated entities,” within our Consolidated Statement of Operations. During the years ended December 31, 2012 and 2011, we recognized $7 million and $6 million, respectively, of net losses resulting from our share of the entity’s operating losses. Our tax provision for the years ended December 31, 2012 and 2011was reduced by $21 million and $17 million, respectively, primarily as a result of tax credits realized from this investment. See Note 20 for additional information related to this investment.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting. We recognize our share of the entity’s results and reductions in value of our investment in “Equity in net losses of unconsolidated entities,” within our Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the years ended December 31, 2012, 2011 and 2010, we recognized $24 million, $23 million and $19 million of losses relating to our equity investment in this entity, $7 million, $8 million and $5 million of interest expense, and a reduction in our tax provision of $38 million (including $26 million of tax credits), $38 million (including $26 million of tax credits) and $26 million (including $16 million of tax credits), respectively. See Note 20 for additional information related to this investment.

Unremitted Earnings in Foreign Subsidiaries — At December 31, 2012, remaining unremitted earnings in foreign operations were approximately $850 million, which are considered permanently invested and, therefore,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no provision for U.S. income taxes has been accrued for these unremitted earnings. Determination of the unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.

Deferred Tax Assets (Liabilities)

The components of the net deferred tax assets (liabilities) at December 31 are as follows (in millions):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$189	$175
Landfill and environmental remediation liabilities	—	17
Miscellaneous and other reserves, net	301	286

Subtotal	490	478
Valuation allowance	(120)	(100)
Deferred tax liabilities:
Landfill and environmental remediation liabilities	(11)	—
Property and equipment	(1,180)	(1,204)
Goodwill and other intangibles	(1,050)	(980)

Net deferred tax liabilities	$(1,871)	$(1,806)

The valuation allowance increased by $20 million in 2012 due to changes in our capital loss carry-forward and changes in our state NOL and credit carry-forwards.

At December 31, 2012, we had $91 million of federal NOL carry-forwards and $1.6 billion of state NOL carry-forwards. The federal and state NOL carry-forwards have expiration dates through the year 2032. We also have a $104 million capital loss carry-forward that expires in 2014. In addition, we have $42 million of state tax credit carry-forwards at December 31, 2012.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest for 2012, 2011 and 2010 is as follows (in millions):

	2012	2011	2010
Balance at January 1	$49	$53	$75
Additions based on tax positions related to the current year	15	9	5
Additions based on tax positions of prior years	—	—	—
Additions due to acquisitions	—	2	—
Accrued interest	2	2	3
Reductions for tax positions of prior years	(1)	—	(1)
Settlements	(4)	(10)	(23)
Lapse of statute of limitations	(7)	(7)	(6)

Balance at December 31	$54	$49	$53

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These liabilities are primarily included as a component of long-term “Other liabilities” in our Consolidated Balance Sheets because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. As of December 31, 2012, $38 million of net unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

We recognize interest expense related to unrecognized tax benefits in tax expense. During the years ended December 31, 2012, 2011 and 2010 we recognized approximately $2 million, $2 million and $3 million, respectively, of such interest expense as a component of our provision for income taxes. We had approximately $7 million of accrued interest in our Consolidated Balance Sheets as of December 31, 2012 and 2011. We do not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010.

We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that approximately $14 million of liabilities for unrecognized tax benefits, including accrued interest, and $3 million of related deferred tax assets may be reversed within the next 12 months. The anticipated reversals are related to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period. In addition, there are federal items related to the tax implications of the book impairments discussed in Note 13 that also are anticipated to reverse within the next 12 months.

Recent Legislation

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and includes an extension for one year of the 50% bonus depreciation allowance. The provision specifically applies to qualifying property placed in service before January 1, 2014. The acceleration of deductions on 2012 qualifying capital expenditures resulting from the bonus depreciation provision had no impact on our 2012 effective tax rate.

10.    Employee Benefit Plans

Defined Contribution Plans — Our Waste Management retirement savings plans are 401(k) plans that cover employees, except those working subject to collective bargaining agreements that do not allow for coverage under such plans. Employees are generally eligible to participate in the plans following a 90-day waiting period after hire and may contribute as much as 25% of their annual compensation, subject to annual contribution limitations established by the IRS. Under our largest retirement savings plan, we match, in cash, 100% of employee contributions on the first 3% of their eligible compensation and 50% of employee contributions on the next 3% of their eligible compensation, resulting in a maximum match of 4.5%. Both employee and Company contributions vest immediately. Charges to “Operating” and “Selling, general and administrative” expenses for our defined contribution plans were $63 million in 2012, $61 million in 2011 and $55 million in 2010.

Defined Benefit Plans (other than multiemployer defined benefit plans discussed below) — Certain of the Company’s subsidiaries sponsor pension plans that cover employees not otherwise covered by the Waste Management retirement savings plans. These employees are members of collective bargaining units. In addition, Wheelabrator Technologies Inc., a wholly-owned subsidiary, sponsors a pension plan for its former executives and former Board members. As of December 31, 2012, the combined benefit obligation of these pension plans was $105 million, and the plans had $73 million of plan assets, resulting in an unfunded benefit obligation for these plans of $32 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible employees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retired employees as of December 31, 1998. The unfunded benefit obligation for these plans was $40 million at December 31, 2012.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans are $72 million as of December 31, 2012 and are included as components of “Accrued liabilities” and long-term “Other liabilities” in our Consolidated Balance Sheet.

Multiemployer Defined Benefit Pension Plans — We are a participating employer in a number of trustee-managed multiemployer, defined benefit pension plans for employees who participate in collective bargaining agreements. The risks of participating in these multiemployer plans are different from single-employer plans in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan. The following table outlines our participation in multiemployer plans considered to be individually significant (dollar amounts in millions):

	EIN/Pension Plan Number	Pension Protection Act Reported Status(a)		FIP/RP Status(b),(c)	Company Contributions(d)			Expiration Date of Collective Bargaining
Pension Fund		2012	2011		2012	2011	2010	Agreement
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical	Critical	Implemented	$1	$1	$1	Various dates through 8/31/2014
Central States, Southeast and Southwest Areas Pension Plan	EIN: 36-6044243; Plan Number: 001	Critical	Critical	Implemented	—	—	—	(e)
Distributors Association Warehousemens Pension Trust	EIN: 94-0294755 Plan Number: 002	Critical as of 5/31/2011	Critical as of 5/31/2010	Implemented	1	1	1	5/31/2010; negotiations ongoing
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	EIN: 36-6513567; Plan Number: 001	Endangered as of 9/30/2011	Endangered as of 9/30/2010	Implemented	5	4	4	9/30/2013 and 9/30/2014
New England Teamsters and Trucking Industry Pension Fund	EIN: 04-6372430; Plan Number: 001	Critical as of 9/30/2011	Critical as of 9/30/2010	Implemented	—	—	—	2/28/2013
Suburban Teamsters of Northern Illinois Pension Plan	EIN: 36-6155778; Plan Number: 001	Critical	Critical	Implemented	2	2	2	Various dates through 3/31/2015
Teamsters Employers Local 945 Pension Fund	EIN: 22-6196388; Plan Number: 001	Critical	Critical	Implemented	—	—	—	Various dates through 12/31/2015
Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	22	20	20	Various dates through 5/31/2018
Western Pennsylvania Teamsters and Employers Pension Plan	EIN: 25-6029946; Plan Number: 001	Critical	Critical	Implemented	1	1	1	12/31/2016

					$32	$29	$29
Contributions to other multiemployer pension plans					7	7	7

Total contributions to multiemployer pension plans					$39	$36	$36

(a)	Unless otherwise noted in the table, the most recent Pension Protection Act zone status available in 2012 and 2011 is for the plan’s year-end at December 31, 2011 and 2010, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally less than 80% funded.

(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.

(d)	The Company was listed in the Form 5500 as providing more than 5% of the total contributions for each of the following plans and plan years:

Year Contributions to Plan Exceeded 5% of Total Contributions (as of Plan’s Year End)
Distributors Association Warehousemens Pension Trust	5/31/2011 and 5/31/2010
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	9/30/2011 and 9/30/2010
Suburban Teamsters of Northern Illinois Pension Plan	12/31/2011 and 12/31/2010

At the date the financial statements were issued, Forms 5500 were not available for the plan years ended in 2012.

(e)	While the subject of pending litigation, the Company has no collective bargaining agreements remaining that require contributions to this fund.

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

In connection with our ongoing renegotiations of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. If we elect to withdraw from these plans, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. As discussed in Note 11, in 2012 and 2010, we recognized aggregate charges of $10 million and $26 million, respectively, to “Operating” expenses for the withdrawal of certain bargaining units from multiemployer pension plans.

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

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from our assumptions used. As of December 31, 2012, our commercial General Liability Insurance Policy carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2012, our auto liability insurance program included a per-incident base deductible of $5 million, subject to additional deductibles of $4.8 million in the $5 million to $10 million layer. Self-insurance claims reserves acquired as part of our acquisition of WM Holdings in July 1998 were discounted at 1.75% at December 31, 2012, 2.0% at December 31, 2011 and 3.50% at December 31, 2010. The changes to our net insurance liabilities for the three years ended December 31, 2012 are summarized below (in millions):

	Gross Claims Liability	Receivables Associated with Insured Claims(a)	Net Claims Liability
Balance, December 31, 2009	$541	$(194)	$347
Self-insurance expense (benefit)	179	(38)	141
Cash (paid) received	(197)	62	(135)

Balance, December 31, 2010	523	(170)	353
Self-insurance expense (benefit)	176	(14)	162
Cash (paid) received	(188)	23	(165)

Balance, December 31, 2011	511	(161)	350
Self-insurance expense (benefit)	222	(59)	163
Cash (paid) received	(164)	18	(146)

Balance, December 31, 2012(b)	$569	$(202)	$367

Current portion at December 31, 2012	$109	$(19)	$90
Long-term portion at December 31, 2012	$460	$(183)	$277

(a)	Amounts reported as receivables associated with insured claims are related to both paid and unpaid claims liabilities.

(b)	We currently expect substantially all of our net claims liability to be settled in cash over the next five years.

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

Operating Leases — Rental expense for leased properties was $180 million during 2012, $138 million during 2011 and $121 million during 2010. Minimum contractual payments due for our operating lease obligations are $106 million in 2013, $92 million in 2014, $78 million in 2015, $61 million in 2016, $54 million in 2017 and $465 million thereafter.

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

•

Waste Paper — We are party to waste paper purchase agreements expiring at various dates through 2017 that require us to purchase a minimum number of tons of waste paper. The cost per ton we pay is based on market prices.

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

Our unconditional obligations are established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. Our actual future minimum obligations under these outstanding agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2012. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services. As of December 31, 2012, our estimated minimum obligations for the above-described purchase obligations, which are not recognized in our Consolidated Balance Sheet, were $135 million in 2013, $83 million in 2014, $43 million in 2015, $24 million in 2016, $16 million in 2017 and $230 million thereafter. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Commitments — In the first quarter of 2012, we formed a U.K. joint venture, together with a commercial waste management company, to develop a waste-to-energy and recycling facility in England. In connection with this investment, we are committed to provide funding up to £57 million, or $93 million based on the exchange rate as of December 31, 2012, to be used for the development and construction of the facility. Additional information related to this investment is included in Note 20.

Additionally, in the second quarter of 2012, we invested in another U.K. joint venture, together with an electric utility company, to develop a waste-to-energy and recycling facility in England. In connection with this investment, we are committed to provide funding up to £156 million, or $253 million based upon the exchange rates at December 31, 2012, to be used for the development and construction of the facility. Through December 31, 2012, we had funded approximately £34 million, or $54 million, through loans.

In 2011, we made a noncontrolling equity investment in an entity focused on the conversion of municipal solid waste into advanced bio-fuels. In connection with this investment, we agreed to provide the entity with a secured loan facility whereby we would fund up to $70 million to support the construction of the entity’s first bio-fuel facility. Our obligation to fund this secured loan agreement is contingent upon the satisfaction of certain conditions by the borrower. The borrower has until November 2014 to draw on the facility and must repay the loan over a term not to exceed 12 years from the plant’s commencement of commercial operations.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•

As of December 31, 2012, WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness, including its senior notes, revolving credit agreement and certain letter of credit facilities, which mature through 2039. WM has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 23 for further information.

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

•

We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Consolidated Balance Sheets. As of December 31, 2012, our maximum future payments associated with these guarantees are approximately $9 million. We do not believe that it is likely that we will be required to perform under these guarantees.

•

Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2012, we have agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 20 of our landfills. We do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•

We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2012, we had been notified that we are a PRP in connection with 80 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 80 sites at which claims have been made against us, 16 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 64 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 22, 2011, the Harris County Attorney in Houston, Texas filed suit against McGinnes Industrial Maintenance Corporation (“MIMC”), WM and Waste Management of Texas, Inc., et. al, seeking civil penalties and attorneys’ fees for alleged violations of the Texas Water Code and the Texas Health and Safety Code. The County’s Original Petition pending in the District Court of Harris County, Texas alleges the mismanagement of certain waste pits that were operated from 1965 to 1966 by MIMC. In 1998, a predecessor of WM acquired the stock of the parent entity of MIMC.

On April 20, 2012, the Pennsylvania Department of Environmental Protection (“PADEP”) transmitted a proposed Consent Order and Agreement to Waste Management Disposal Services of Pennsylvania, Inc. (“WMDSP”), an indirect wholly-owned subsidiary of WM, for alleged violations of Pennsylvania solid waste regulations, including certain operations failures, at the Northwest Sanitary Landfill. In December 2012, WMDSP entered into a consent order with PADEP requiring corrective action and paid a penalty of $290,000 to resolve the alleged violations.

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

During the second quarter of 2010, the Court dismissed certain claims against individual defendants, including all claims against each of the current members of our Board of Directors. Previously, plaintiffs dismissed all claims related to the settlement of the securities class action against WM that was settled in 2002, and the court certified a limited class of participants who may bring claims on behalf of the plan, but not

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individually. During the third quarter of 2011, the Court ruled in favor of WM and two former employees dismissing all claims brought by the plaintiffs related to the decision to offer WM stock as an investment option within the plan. We have reached a settlement with the plaintiffs on this matter, with a proposed class settlement agreement preliminarily approved by the Court on November 15, 2012. We anticipate final approval of the settlement at a hearing scheduled for March 18, 2013. The settlement will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

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

WM’s charter and bylaws provide that WM shall indemnify against all liabilities and expenses, and upon request shall advance expenses to, any person who is subject to a pending or threatened proceeding because such person is a director or officer of the Company. Such indemnification is required to the maximum extent permitted under Delaware law. Accordingly, the director or officer must execute an undertaking to reimburse the Company for any fees advanced if it is later determined that the director or officer was not entitled to have such fees advanced under Delaware law. Additionally, WM has entered into separate indemnification agreements with each of the members of its Board of Directors, its Chief Executive Officer and each of its executive vice

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presidents. Additionally, the employment agreements between WM and its Chief Executive Officer and other executive and senior vice presidents contain a direct contractual obligation of the Company to provide indemnification to the executive. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings that may be brought against its former or current officers, directors and employees.

Multiemployer Defined Benefit Pension Plans — About 20% of our workforce is covered by collective bargaining agreements with various union locals across the United States and Canada. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multiemployer defined benefit pension plans for the affected employees. Refer to Note 10 for additional information about our participation in multiemployer defined benefit pension plans considered individually significant. In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them.

One of the most significant multiemployer pension plans in which we have participated is the Central States, Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”). The Central States Pension Plan is in “critical status,” as defined by the Pension Protection Act of 2006. Since 2008, certain of our affiliates have bargained to remove covered employees from the Central States Pension Plan, resulting in a series of withdrawals. We recognized charges to “Operating” expenses of $10 million in 2012 and $26 million in 2010 associated with the withdrawal of certain bargaining units from underfunded multiemployer pension plans. Our partial withdrawal from the Central States Pension Plan accounted for all of our 2010 charges. In October 2011, employees at the last of our affiliates with active participants in the Central States Pension Plan voted to decertify the union that represented them, withdrawing themselves from the Central States Pension Plan.

We are still negotiating and litigating final resolutions of our withdrawal liability for previous withdrawals, including our withdrawal from the Central States Pension Plan mentioned above, but we do not believe any additional liability above the charges we have already recognized for such previous withdrawals could be material to the Company’s business, financial condition, results of operations or cash flows. We also do not believe that any future withdrawals, individually or in the aggregate, from the multiemployer plans to which we contribute, could have a material adverse effect on our business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer plan(s) at the time of such withdrawal(s).

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2012 and 2013 and expect these audits to be completed within the next 12 and 24 months, respectively. We participate in the IRS’s Compliance Assurance Program, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. We are not currently under audit in Canada and due to the expiration of statute of limitations all tax years prior to 2008 are closed. On July 28, 2011, we acquired Oakleaf, which is subject to IRS examinations for years dating back to 2009. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Restructuring

2012 Restructurings — In July 2012, we announced a reorganization of operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. Principal organizational changes included removing the management layer of our four geographic Groups, each of which previously constituted a reportable segment, and consolidating and reducing the number of our geographic Areas through which we evaluate and oversee our Solid Waste subsidiaries from 22 to 17. This reorganization eliminated approximately 700 employee positions throughout the Company, including positions at both the management and support level. Voluntary separation arrangements were offered to many in management.

Additionally, in 2012, we recognized employee severance and benefits restructuring charges associated with the reorganization of Oakleaf discussed below that began in 2011 along with certain other actions taken by the Company in early 2012.

During the year ended December 31, 2012, we recognized a total of $67 million of pre-tax restructuring charges, of which $56 million were related to employee severance and benefit costs associated with these reorganizations. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized. We do not expect additional charges related to the 2012 restructurings to be material. The following table summarizes the employee severance and benefit costs and other charges recognized for this restructuring for the year ended December 31, 2012 (in millions):

Solid Waste	$19
Wheelabrator	3
Corporate and Other	45

Total	$67

2011 Restructurings — Beginning in July 2011, we took steps to streamline our organization as part of our cost savings programs. This reorganization eliminated over 700 employee positions throughout the Company, including approximately 300 open positions. Additionally, subsequent to our acquisition of Oakleaf, we incurred charges in connection with restructuring that organization. During the year ended December 31, 2011, we recognized a total of $19 million of pre-tax restructuring charges, of which $18 million were related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized. The following table summarizes the employee severance and benefit costs and other charges recognized for the year ended December 31, 2011 (in millions):

Solid Waste	$10
Wheelabrator	1
Corporate and Other	8

Total	$19

Through December 31, 2012, we have paid approximately $46 million of the employee severance and benefit costs incurred as a result of the combined 2012 and 2011 restructuring efforts.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Asset Impairments and Unusual Items

(Income) expense from divestitures, asset impairments and unusual items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2012	2011	2010
(Income) expense from divestitures	$—	$1	$(1)
Asset impairments	83	9	—
Other	—	—	(77)

	$83	$10	$(78)

During the year ended December 31, 2012, we recognized impairment charges aggregating $83 million, attributable in large part to $45 million of charges related to three facilities in our medical waste services business as a result of projected operating losses at each of these facilities. We wrote down the carrying values of the facilities’ operating permits and property, plant and equipment to their estimated fair values. Our medical waste services business is included in our “Other” operations in Note 21. We also recognized (i) $20 million of charges related to investments we had made in prior years in waste diversion technologies; (ii) $6 million for the impairment of an oil & gas well due to projected operating losses; (iii) $5 million for the impairment of a facility not currently used in our operations and (iv) $4 million of charges to impair goodwill related to certain of our operations. To determine the appropriate charge for each of these items, we estimated the fair value of the facilities or investments using anticipated future cash flows. These charges are included in our “Other” operations in Note 21.

During the year ended December 31, 2011, we recognized impairment charges relating to two facilities in our medical waste services business, in addition to the three facilities impaired in 2012 and discussed above, as a result of the closure of one site and as a result of continuing operating losses at the other site. We wrote down the net book values of the sites to their estimated fair values.

We filed a lawsuit in March 2008 related to the revenue management software implementation that was suspended in 2007 and abandoned in 2009. In April 2010, we settled the lawsuit and received a one-time cash payment. The settlement increased our “Income from operations” for the year ended December 31, 2010 by $77 million.

Equity in net losses of unconsolidated entities

During the year ended December 31, 2012, we recognized a charge of $10 million related to a payment we made under a guarantee on behalf of an unconsolidated entity accounted for under the equity method.

Other income (expense)

During the year ended December 31, 2012, we recognized an impairment charge of $16 million relating to an other-than-temporary decline in the value of an investment accounted for under the cost method. We wrote down the carrying value of our investment to its fair value based on other third-party investors’ recent transactions in these securities, which are considered to be the best evidence of fair value currently available. This charge is recorded in “Other, net” in our Consolidated Statement of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, which is included as a component of Waste Management, Inc. stockholders’ equity, were as follows (in millions):

	December 31,
	2012	2011	2010
Accumulated unrealized loss on derivative instruments, net of taxes of $(48), $(39) and $(20), respectively	$(74)	$(62)	$(33)
Accumulated unrealized gain on available-for-sale securities, net of taxes of $3, $1 and $3, respectively	4	2	5
Foreign currency translation adjustments	276	243	261
Funded status of post-retirement benefit obligations, net of taxes of $(11), $(9) and $(4), respectively	(13)	(11)	(3)

	$193	$172	$230

15.    Capital Stock, Dividends and Share Repurchases

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2012, we had 464.2 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Dividends

Our quarterly dividends have been declared and approved by our Board of Directors and paid in accordance with our capital allocation programs. Cash dividends declared and paid were $658 million in 2012, or $1.42 per common share, $637 million in 2011, or $1.36 per common share and $604 million in 2010, or $1.26 per common share.

In December 2012, we announced that our Board of Directors expects to increase the quarterly dividend from $0.355 to $0.365 per share for dividends declared in 2013. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

Share Repurchases

Our share repurchases have been approved by our Board of Directors. In December 2011, our Board of Directors authorized us to repurchase up to $500 million of our common stock. This authorization expired in December 2012, and we did not repurchase any shares of common stock in 2012. The following is a summary of activity under our stock repurchase programs for 2011 and 2010:

	Years Ended December 31,
	2011	2010
Shares repurchased (in thousands)	17,338	14,920
Per share purchase price	$28.95-$39.57	$31.56-$37.05
Total repurchases (in millions)	$575	$501

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2012, the Board of Directors authorized up to $500 million in share repurchases in connection with the 2013 financial plan. Any future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board in making dividend declarations.

16.    Stock-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, employees are able to purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made through payroll deductions, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2012, 2011 and 2010 was approximately 1 million, 920,000 and 911,000, respectively. Including the impact of the January 2013 issuance of shares associated with the July to December 2012 offering period, approximately 2.7 million shares remain available for issuance under the plan.

Accounting for our Employee Stock Purchase Plan increased annual compensation expense by approximately by $7 million, or $5 million net of tax, for 2012 and 2011, and by $7 million, or $4 million net of tax, for 2010.

Employee Stock Incentive Plans

We grant equity and equity-based awards to our officers, employees and independent directors. The Company’s 2009 Stock Incentive Plan provides for the issuance of up to 26.2 million shares of our common stock. As of December 31, 2012, approximately 8.1 million shares remain available for issuance under the 2009 Plan. We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the 2009 Plan, we have the ability to issue stock options, stock appreciation rights and stock awards, including restricted stock, restricted stock units, or RSUs, and performance share units, or PSUs. The terms and conditions of equity awards granted under the 2009 Plan are determined by the Management Development and Compensation Committee of our Board of Directors.

The Company grants equity awards to certain key employees as part of its long-term incentive plan, or LTIP. The annual LTIP awards granted to key employees in 2010 and 2011 included a combination of PSUs and stock options. In 2012, we re-introduced RSUs as a component of annual LTIP awards, and key employees were granted a combination of PSUs, RSUs and stock options. In 2010, 2011 and 2012, the annual LTIP awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. During the reported periods, the Company has also periodically granted RSUs and stock options to employees working on key initiatives; in connection with new hires and promotions; and to field-based managers.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

	Years Ended December 31,
	2012		2011		2010
	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value	Units	Weighted Average Fair Value
Unvested, beginning of year	317	$23.60	586	$27.61	1,030	$30.76
Granted	345	$34.55	6	$31.65	8	$34.25
Vested(a)	(304)	$23.23	(253)	$32.62	(428)	$35.37
Forfeited	(42)	$34.51	(22)	$26.12	(24)	$26.54

Unvested, end of year	316	$34.46	317	$23.60	586	$27.61

(a)	The total fair market value of RSUs that vested during the years ended December 31, 2012, 2011 and 2010 was $11 million, $9 million and $14 million, respectively. Net of units deferred and units used for payment of associated taxes, we issued approximately 196,000, 162,000 and 264,000 shares of common stock for RSUs that vested during the years ended December 31, 2012, 2011 and 2010, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Share Units — Two types of PSUs are currently outstanding. From 2010 through 2012, annual LTIP awards included PSUs for which payout is dependent on the Company’s performance against pre-established return on invested capital metrics (“ROIC PSUs”). Additionally, in 2012, annual LTIP awards included PSUs for which payout is dependent on total shareholder return relative to the S&P 500 (“TSR PSUs”). Both types of PSUs are payable in shares of common stock after the end of a three-year performance period, when the Company’s financial performance for the entire performance period is reported, typically in mid to late February of the succeeding year. At the end of the performance period, the number of shares awarded can range from 0% to 200% of the targeted amount, depending on the performance against the pre-established targets. A summary of our PSUs is presented in the table below (units in thousands):

	Years Ended December 31,
	2012		2011		2010
	Units(a)	Weighted Average Fair Value	Units(b)	Weighted Average Fair Value	Units(c)	Weighted Average Fair Value
Unvested, beginning of year	981	$34.85	1,740	$26.72	2,254	$27.68
Granted	976	$37.87	380	$37.19	690	$33.49
Vested(d)	—	$—	(1,070)	$22.66	—	$—
Expired without vesting	—	$—	—	$—	(1,064)	$32.92
Forfeited	(239)	$37.47	(69)	$31.31	(140)	$28.41

Unvested, end of year	1,718	$36.20	981	$34.85	1,740	$26.72

(a)	The determination of achievement of performance results and corresponding vesting of PSUs with the three-year performance period ended December 31, 2012 was performed by the Management Development and Compensation Committee in February 2013. Accordingly, vesting information is not included in the table above as of December 31, 2012.

(b)	The Company’s financial results for the three-year performance period ended December 31, 2011, as measured for purposes of these awards, were lower than the target levels established but in excess of the threshold performance criteria. Accordingly, recipients of PSU awards with the performance period ended December 31, 2011 were entitled to receive a payout of approximately 87% of the vested PSUs. In early 2012, we issued approximately 581,000 shares of common stock for these vested PSUs, net of units deferred and units used for payment of associated taxes.

(c)	The Company’s financial results for the three-year performance period ended December 31, 2010, as measured for purposes of these awards, did not meet the threshold performance criteria for such PSUs, and as a result, the PSUs with the performance period ended December 31, 2010 expired without vesting.

(d)	The PSUs that vested for the performance period ended December 31, 2011 had a fair market value of $32 million.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense associated with the grant date fair value of our ROIC PSUs that continue to vest based on future performance is measured based on the grant-date fair value of our common stock. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of both the probability that the performance criteria will be achieved and current period and historical forfeitures.

Compensation expense associated with the grant date fair value of our TSR PSUs is based on a Monte Carlo valuation and is expensed on a straight-line basis over the vesting period. Compensation expense is recognized for all TSR PSUs whether or not the market conditions are achieved less current period and historical forfeitures.

Deferred Units — Recipients can elect to defer some or all of the vested RSU or PSU awards until a specified date or dates they choose. Deferred amounts are not invested, nor do they earn interest, but deferred amounts do earn dividend equivalents during deferral. Deferred amounts are paid out in shares of common stock at the end of the deferral period. At December 31, 2012, 2011 and 2010 we had approximately 300,000, 372,000 and 371,000, respectively, vested deferred units outstanding.

Stock Options — Prior to 2005, stock options were the primary form of equity-based compensation we granted to our employees. In 2010, the Management Development and Compensation Committee decided to re-introduce stock options as a component of our LTIP awards. All of our stock option awards granted prior to 2010 have vested, with the exception of any grants pursuant to the reload feature discussed in footnote (a) to the table below. The stock options granted from 2010 through 2012 primarily vest in 25% increments on the first two anniversaries of the date of grant with the remaining 50% vesting on the third anniversary. The exercise price of the options is the average of the high and low market value of our common stock on the date of grant, and the options have a term of 10 years. A summary of our stock options is presented in the table below (options in thousands):

	Years Ended December 31,
	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	14,255	$32.91	9,957	$28.95	8,800	$25.98
Granted(a) (b)	1,986	$34.86	6,597	$37.04	3,901	$33.56
Exercised(c)	(1,925)	$26.59	(1,900)	$26.46	(2,454)	$25.17
Forfeited or expired	(1,319)	$34.71	(399)	$33.05	(290)	$32.88

Outstanding, end of year(d)	12,997	$33.96	14,255	$32.91	9,957	$28.95

Exercisable, end of year(e)	5,318	$31.15	5,176	$27.46	6,286	$26.25

(a)	Although we stopped granting stock options from 2005 through 2009, some of our outstanding options granted in 2003 and 2004 have a reload feature that provides for the automatic grant of a new stock option award when the exercise price of the existing stock option is paid using already owned shares of common stock. The new option award is for the equivalent number of shares used as payment of the exercise price and has the same expiration date as the original option.

(b)	The weighted average grant-date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $4.66, $5.88 and $5.83, respectively.

(c)	The aggregate intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $15 million, $20 million and $25 million, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Stock options outstanding as of December 31, 2012 have a weighted average remaining contractual term of 6.65 years and an aggregate intrinsic value of $19 million based on the market value of our common stock on December 31, 2012.

(e)	The aggregate intrinsic value of stock options exercisable as of December 31, 2012 was $19 million.

We received cash proceeds of $43 million, $45 million and $54 million during the years ended December 31, 2012, 2011 and 2010, respectively, from employee stock option exercises. We also realized tax benefits from these stock option exercises during the years ended December 31, 2012, 2011 and 2010 of $5 million, $8 million and $10 million, respectively. These amounts have been presented as cash inflows in the “Cash flows from financing activities” section of our Consolidated Statements of Cash Flows.

Exercisable stock options at December 31, 2012, were as follows (options in thousands):

Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Years
$19.61-$20.00	480	$19.61	0.18
$20.01-$30.00	1,905	$27.68	1.01
$30.01-$39.93	2,933	$35.29	7.69

$19.61-$39.93	5,318	$31.15	4.62

All unvested stock options shall become exercisable upon the award recipient’s death or disability. In the event of a recipient’s retirement, stock options shall continue to vest pursuant to the original schedule set forth in the award agreement. If the recipient is terminated by the Company without cause or voluntarily resigns, the recipient shall be entitled to exercise all stock options outstanding and exercisable within a specified time frame after such termination. All outstanding stock options, whether exercisable or not, are forfeited upon termination for cause.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes methodology to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. The following table presents the weighted average assumptions used to value employee stock options granted during the years ended December 31, 2012, 2011 and 2010 under the Black-Scholes valuation model:

	Years Ended December 31,
	2012	2011	2010
Expected option life	5.5 years	5.4 years	5.7 years
Expected volatility	24.2%	24.2%	24.8%
Expected dividend yield	4.1%	3.7%	3.8%
Risk-free interest rate	1.1%	2.3%	2.9%

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

For the years ended December 31, 2012, 2011 and 2010, we recognized $22 million, $38 million, and $28 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of “Selling, general and administrative” expenses in our Consolidated Statement of Operations. Our “Provision for income taxes” for the years ended December 31, 2012, 2011 and 2010 includes related deferred income tax benefits of $7 million, $13 million and $11 million, respectively. We have not capitalized any equity-based compensation costs during the years ended December 31, 2012, 2011 and 2010.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2012 annual equity based incentive award for all LTIP eligible employees, including retirement-eligible employees, was comprised of a much smaller percentage of stock options as compared to 2011. According to the terms of the stock option award agreement, retirement-eligible employees are not required to provide any future service to vest in these awards and, as a result, we recognize all of the associated compensation expense for retirement-eligible employees on the date of grant. The reduction in stock options granted in 2012 resulted in lower compensation expense when compared to 2011, which was partially offset by increased expense associated with an increase in the number of PSUs granted in 2012 as compared to 2011. As of December 31, 2012, we estimate that a total of approximately $39 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.5 years for unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plans

Our non-employee directors currently receive annual grants of shares of our common stock, generally payable in two equal installments, under the 2009 Plan described above. Due to tax-planning considerations, the non-employee directors’ grants of common stock on account of 2013 board service were accelerated and paid out in December 2012.

17.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Years Ended December 31,
	2012	2011	2010
Number of common shares outstanding at year-end	464.2	460.5	475.0
Effect of using weighted average common shares outstanding	(0.6)	9.2	5.2

Weighted average basic common shares outstanding	463.6	469.7	480.2
Dilutive effect of equity-based compensation awards and other contingently issuable shares	0.8	1.7	2.0

Weighted average diluted common shares outstanding	464.4	471.4	482.2

Potentially issuable shares	15.3	17.0	12.8
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	7.5	9.8	3.6

18.    Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When measuring assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

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

	Total	Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$127	$127	$—	$—
Fixed-income securities	37	—	37	—
Redeemable preferred stock	25	—	—	25
Electricity commodity derivatives	1	—	1	—

Total assets	$190	$127	$38	$25

Liabilities:
Interest rate derivatives	$42	$—	$42	$—
Foreign currency derivatives	11	—	11	—
Electricity commodity derivatives	5	—	5	—

Total liabilities	$58	$—	$58	$—

	Total	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$204	$204	$—	$—
Fixed-income securities	36	—	36	—
Redeemable preferred stock	25	—	—	25
Interest rate derivatives	73	—	73	—
Electricity commodity derivatives	5	—	5	—

Total assets	$343	$204	$114	$25

Liabilities:
Interest rate derivatives	$74	$—	$74	$—
Foreign currency derivatives	2	—	2	—

Total liabilities	$76	$—	$76	$—

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Money Market Funds

We invest portions of our “Cash and cash equivalents” and restricted trust and escrow account balances in money market funds. We measure the fair value of these money market fund investments using quoted prices in active markets for identical assets.

Fixed-Income Securities

We invest a portion of our restricted trust and escrow balances in fixed-income securities, including U.S. Treasury securities, U.S. agency securities, municipal securities and mortgage- and asset-backed securities. We measure the fair value of these securities using quoted prices for identical or similar assets in inactive markets. The fair value of our fixed-income securities approximates our cost basis in the investments.

Redeemable Preferred Stock

In November 2011, we made a non-controlling investment in redeemable preferred stock of an unconsolidated entity, which is included in “Investments in unconsolidated entities” in our Consolidated Balance Sheets. The fair value of this investment has been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value currently available. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public comparables. There have not been any significant changes in the fair value of the redeemable preferred stock since our initial investment.

Interest Rate Derivatives

As of December 31, 2012, we are party to forward-starting interest rate swaps that are designated as cash flow hedges of anticipated interest payments for future fixed-rate debt issuances. Our forward-starting interest rate swaps are LIBOR-based instruments. Accordingly, these derivatives are valued using a third-party pricing model that incorporates information about LIBOR yield curves, which is considered observable market data, for each instrument’s respective term. The third-party pricing model used to value our interest rate derivatives also incorporates Company and counterparty credit valuation adjustments, as appropriate. Counterparties to our interest rate contracts are financial institutions who participate in our $2.0 billion revolving credit facility. Valuations of our interest rate derivatives may fluctuate significantly from period-to-period due to volatility in underlying interest rates, which are driven by market conditions and the scheduled maturities of the derivatives. Refer to Note 8 for additional information regarding our interest rate derivatives.

Foreign Currency Derivatives

Our foreign currency derivatives are valued using a third-party pricing model that incorporates information about forward Canadian dollar exchange prices, or observable market data, as of the reporting date. The third-party pricing model used to value our foreign currency derivatives also incorporates Company and counterparty credit valuation adjustments, as appropriate. Counterparties to these contracts are financial institutions who participate in our $2.0 billion revolving credit facility. Valuations may fluctuate significantly from period-to-period due to volatility in the Canadian dollar to U.S. dollar exchange rate. Refer to Note 8 for additional information regarding our foreign currency derivatives.

Electricity Commodity Derivatives

As of December 31, 2012, we are party to receive fixed, pay variable electricity commodity derivatives to hedge the variability in revenues and cash flows caused by fluctuations in the market prices for electricity. These derivative instruments are valued using third-party pricing models that incorporate observable market data, including forward power curves published by Platts and congestion rates where appropriate. The third-party pricing models also incorporate Company and counterparty credit valuation adjustments, as appropriate.

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

Fair Value of Debt

At December 31, 2012 the carrying value of our debt was approximately $9.9 billion compared with approximately $9.8 billion at December 31, 2011. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 8.

The estimated fair value of our debt was approximately $11.1 billion at December 31, 2012 and approximately $10.8 billion at December 31, 2011. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2012 and 2011. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

19.    Acquisitions and Divestitures

Current Year Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our Solid Waste business and enhance and expand our existing service offerings. During the year ended December 31, 2012, we paid $94 million for interests in oil and gas producing properties through two transactions. The purchase price was allocated primarily to “Property and equipment.” Additionally, we acquired 32 other businesses related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $244 million, which included $207 million in cash paid in 2012, deposits paid during 2011 for acquisitions completed in 2012 of $7 million, a liability for additional cash payments with a preliminary estimated fair value of $22 million, and assumed liabilities of $8 million. The additional cash payments are contingent upon achievement by the acquired businesses of certain negotiated goals, which generally include targeted revenues. At the dates of acquisition, our estimated maximum obligations for the contingent cash payments were $57 million. As of December 31, 2012, we had paid $9 million of this contingent consideration. In 2012, we also paid $34 million of contingent consideration associated with acquisitions completed prior to 2012.

The allocation of purchase price was primarily to “Property and equipment,” which had an estimated fair value of $126 million; “Other intangible assets,” which had an estimated fair value of $43 million; and “Goodwill” of $69 million. Other intangible assets included $34 million of customer contracts and customer relationships and $9 million of covenants not-to-compete. Goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior Year Acquisitions

In 2011, we acquired businesses primarily related to our Solid Waste business, including the acquisition of Oakleaf discussed below. Total consideration, net of cash acquired, for all acquisitions was $893 million, which included $839 million in cash payments, a liability for additional cash payments with a preliminary estimated fair value of $47 million, and assumed liabilities of $7 million. In 2011, we paid $8 million in deposits for acquisitions that had not closed as of December 31, 2011. The additional cash payments are contingent upon achievement by the acquired businesses of certain negotiated goals, which generally include targeted revenues. At the dates of acquisition, our estimated maximum obligations for the contingent cash payments were $49 million. As of December 31, 2011, we had paid $12 million of this contingent consideration. In 2011, we also paid $8 million of contingent consideration associated with acquisitions completed in 2010 and 2009.

The allocation of purchase price was primarily to “Property and equipment,” which had an estimated fair value of $225 million; “Other intangible assets,” which had an estimated fair value of $225 million; and “Goodwill” of $497 million. Other intangible assets included $166 million of customer contracts and customer relationships, $29 million of covenants not-to-compete and $30 million of licenses, permits and other. Goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible, except for the $327 million recognized from the Oakleaf acquisition, which is not deductible for income tax purposes.

Acquisition of Oakleaf Global Holdings

On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf. Oakleaf provides outsourced waste and recycling services through a nationwide network of third-party haulers. The operations we acquired generated approximately $580 million in revenues in 2010. We acquired Oakleaf to advance our growth and transformation strategies and increase our national accounts customer base while enhancing our ability to provide comprehensive environmental solutions. For the year ended December 31, 2011, we incurred $1 million of acquisition-related costs, which were classified as “Selling, general and administrative” expenses. For the year ended December 31, 2011, subsequent to the acquisition date, Oakleaf recognized revenues of $265 million and net income of less than $1 million, which are included in our Consolidated Statement of Operations. For the year ended December 31, 2012, Oakleaf recognized revenues of $617 million and net losses of $29 million, which are included in the Consolidated Statement of Operations.

The following table shows adjustments since September 30, 2011 to the allocation of the purchase price of Oakleaf to the assets acquired and liabilities assumed based on their estimated fair value; this allocation was finalized as of September 30, 2012 (in millions):

	September 30, 2011	Adjustments	September 30, 2012
Accounts and other receivables	$68	$3	$71
Other current assets	28	—	28
Property and equipment	77	(7)	70
Goodwill	320	8	328
Other intangible assets	92	(5)	87
Accounts payable	(80)	(2)	(82)
Accrued liabilities	(48)	—	(48)
Deferred income taxes, net	(13)	4	(9)
Other liabilities	(12)	(1)	(13)

Total purchase price	$432	$—	$432

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the final allocation of the purchase price to intangible assets (amounts in millions, except for amortization periods):

	Amount	Weighted Average Amortization Periods (in Years)
Customer relationships	$74	10.0
Vendor relationships	4	10.0
Trademarks	9	15.0

	$87	10.5

Goodwill of $328 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is a result of expected synergies from combining the Company’s operations with Oakleaf’s national accounts customer base and vendor network. The vendor-hauler network expands our partnership with third-party service providers. In many cases we can provide vendor-haulers with opportunities to maintain and increase their business by utilizing our extensive post-collection network. We believe this will generate significant benefits for the Company and for the vendor-haulers. Goodwill has been assigned to our Areas as they are expected to benefit from the synergies of the combination. Goodwill related to this acquisition is not deductible for income tax purposes.

The following pro forma consolidated results of operations have been prepared as if the acquisition of Oakleaf occurred at January 1, 2010 (in millions, except per share amounts):

	Years Ended December 31,
	2011	2010
Operating revenues	$13,693	$13,059
Net income attributable to Waste Management, Inc.	955	935
Basic earnings per common share	2.03	1.95
Diluted earnings per common share	2.03	1.94

In 2010, we acquired businesses primarily related to our Solid Waste and waste-to-energy operations. Total consideration, net of cash acquired, for acquisitions was $427 million, which included $379 million in cash payments, $20 million in contributed assets, a liability for additional cash payments with an estimated fair value of $23 million, and assumed liabilities of $5 million. The additional cash payments are contingent upon achievement by the acquired businesses of certain negotiated goals, which generally included targeted revenues. At the date of acquisition, our estimated maximum obligations for the contingent cash payments were $23 million. As of December 31, 2010, we had paid $8 million of this contingent consideration. In 2010, we also paid $20 million of contingent consideration associated with acquisitions completed in 2009.

The allocation of purchase price was primarily to “Property and equipment,” which had an estimated fair value of $279 million; “Other intangible assets,” which had an estimated fair value of $98 million; and “Goodwill” of $77 million. Other intangible assets included $35 million of customer contracts and customer relationships, $8 million of covenants not-to-compete and $55 million of licenses, permits and other. Goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divestitures

The aggregate sales price for divestitures of operations was $7 million in 2012, $32 million in 2011 and $1 million in 2010. The proceeds from these sales for 2012 and 2010 were comprised substantially of cash. For 2011 the proceeds from these sales were comprised primarily of assets acquired in exchanges of assets. We recognized net gains on these divestitures of less than $1 million in 2012, net losses on these divestitures of $1 million in 2011 and net gains on these divestitures of $1 million in 2010. These divestitures were made as part of our initiative to improve or divest certain underperforming and non-strategic operations.

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

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% proportionate to their respective equity interests. All capital allocations made through December 31, 2012 have been based on initial capital account balances as the target returns have not yet been achieved.

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

As of December 31, 2012 and 2011, our Consolidated Balance Sheets included $296 million and $308 million, respectively, of net property and equipment associated with the LLCs’ waste-to-energy facilities and $245 million and $246 million, respectively, in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. As of December 31, 2012 and 2011, all debt obligations of the LLCs had been paid in full and, therefore, the LLCs had no liabilities. During the years ended December 31, 2012, 2011, and 2010, we

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized reductions in earnings of $45 million, $50 million and $50 million, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Investment in U.K. Waste-to-Energy and Recycling Entity — In the first quarter of 2012, we formed a U.K. joint venture (the “Ltd.”), together with a commercial waste management company, to develop, construct, operate and maintain a waste-to-energy and recycling facility in England. We own a 50% interest in this joint venture. The total cost of constructing this facility is expected to be £200 million, or $325 million based on the exchange rate as of December 31, 2012. The Ltd. will be funded primarily through loans from the joint venture partners and loans under the Ltd.’s credit facility agreements with third-party financial institutions. The funds loaned under the credit facility agreements will be used for the development and construction of the facility. We are committed to provide up to £57 million, or $93 million based on the exchange rate as of December 31, 2012, of funding to the Ltd. Our actual commitment may be more or less depending on the actual cost of the facility. Through December 31, 2012, we had funded approximately £8 million, or $13 million, through loans and less than $1 million through equity contributions. These amounts are included in our Consolidated Balance Sheet as long-term “Other assets” and “Investments in unconsolidated entities,” respectively. In addition to the funding commitments described above, the Ltd. has entered into certain foreign currency and interest rate derivatives at the direction of the governmental authority that awarded the project to Ltd. The impacts of gains or losses incurred on these derivatives will ultimately be remitted to or recoverable from the governmental authority under the terms of the project, and accordingly, are not reflected in our equity in net losses of unconsolidated entities. We also have guaranteed the performance of certain management services for the project for which our maximum exposure is not material.

In addition, a wholly-owned subsidiary of WM will be responsible for constructing the waste-to-energy facility for the Ltd. under a fixed-price construction contract. Once the facility is constructed, a majority-owned subsidiary of WM will be responsible for operating and maintaining the facility for the Ltd. under a substantially fixed-price operating and maintenance contract. Under the operating and maintenance contract, we have guaranteed our ability to operate this facility at certain performance levels that we believe are achievable. We will also be jointly responsible, along with our Ltd. joint venture partner, for the performance of sales and marketing services for the Ltd. through a 50%-owned and unconsolidated entity. The fixed-price components of the above-mentioned contracts were established based on estimates of expected construction, operation and maintenance costs. However, we may not achieve the financial results anticipated and could incur losses if the actual costs differ from the costs established in the contracts. Our maximum exposure to loss under these contracts cannot presently be quantified.

We determined that we are not the primary beneficiary of the Ltd., as all decision-making responsibility is shared jointly with our joint venture partner. As such, we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate this entity.

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. At December 31, 2012 and 2011, our investment balance was $19 million and $35 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Future contributions will commence once certain levels of tax credits have been generated and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 9.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At December 31, 2012 and 2011, our investment balance was $153 million and $178 million, respectively, and our debt balance was $152 million and $176 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 9.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Consolidated Balance Sheet. These trusts had a fair value of $122 million at December 31, 2012 and $123 million at December 31, 2011. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Consolidated Balance Sheet, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $110 million as of December 31, 2012 and $107 million as of December 31, 2011. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.” The deconsolidation of these variable interest entities has not materially affected our financial position, results of operations or cash flows for the periods presented.

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

21.    Segment and Related Information

In July 2012, we announced a reorganization of operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. Principal organizational changes included removing the management layer of our four geographic Groups, each of which previously constituted a reportable segment, and consolidating and reducing the number of our geographic Areas from 22 to 17.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following our reorganization, our senior management now evaluates, oversees and manages the financial performance of our Solid Waste subsidiaries through these 17 Areas. The 17 Areas constitute our operating segments and none of the Areas individually meet the quantitative criteria to be a separate reportable segment. We have evaluated the aggregation criteria and concluded that, based on the similarities between our Areas, including the fact that our Solid Waste business is homogenous across geography with the same services offered across the Areas, aggregation of our Areas is appropriate for purposes of presenting our reportable segments. Accordingly, we have aggregated our 17 Areas into three tiers that we believe have similar economic characteristics and future prospects based in large part on a review of the Areas’ operating margins. The economic variations experienced by our Areas is attributable to a variety of factors, including regulatory environment of the Area; economic environment of the Area, including level of commercial and industrial activity; population density; service offering mix and disposal logistics, with no one factor being singularly determinative of an Area’s current or future economic performance. As a result of our consideration of economic and other similarities, we have established the following three reportable segments for our Solid Waste business: Tier 1, which is comprised almost exclusively of Areas in the Southern United States; Tier 2, which is comprised predominately of Areas located in the Midwest and Northeast United States; and Tier 3, which encompasses all Areas not included in Tier 1 or Tier 2. Our Wheelabrator business, which manages waste-to-energy facilities and independent power production plants, continues to be a separate reportable segment as it meets one of the quantitative disclosure thresholds. The operating segments not evaluated and overseen through the 17 Areas and Wheelabrator, including the Oakleaf operations we acquired in 2011, are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the respective years ended December 31 is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues(c)	Net Operating Revenues	Income from Operations (d),(e)	Depreciation and Amortization	Capital Expenditures (f)	Total Assets (g),(h)
2012
Solid Waste:
Tier 1	$3,370	$(521)	$2,849	$851	$273	$242	$3,656
Tier 2	6,273	(1,096)	5,177	1,270	512	511	8,394
Tier 3	3,413	(523)	2,890	504	259	271	5,088
Wheelabrator	846	(123)	723	113	69	36	2,605
Other(a)	2,106	(96)	2,010	(242)	111	239	2,503

	16,008	(2,359)	13,649	2,496	1,224	1,299	22,246
Corporate and Other (b)	—	—	—	(645)	73	139	1,551

Total	$16,008	$(2,359)	$13,649	$1,851	$1,297	$1,438	$23,797

2011
Solid Waste:
Tier 1	$3,337	$(425)	$2,912	$859	$268	$215	$3,610
Tier 2	6,332	(980)	5,352	1,237	492	526	8,337
Tier 3	3,329	(444)	2,885	512	261	234	4,987
Wheelabrator	877	(121)	756	172	67	35	2,542
Other (a)	1,534	(61)	1,473	(164)	77	223	2,203

	15,409	(2,031)	13,378	2,616	1,165	1,233	21,679
Corporate and Other (b)	—	—	—	(588)	64	129	1,562

Total	$15,409	$(2,031)	$13,378	$2,028	$1,229	$1,362	$23,241

2010
Solid Waste:
Tier 1	$3,334	$(418)	$2,916	$857	$270	$207	$3,475
Tier 2	6,076	(936)	5,140	1,130	504	406	7,899
Tier 3	3,203	(438)	2,765	508	242	228	4,768
Wheelabrator	889	(125)	764	210	64	38	2,554
Other (a)	975	(45)	930	(157)	52	198	1,783

	14,477	(1,962)	12,515	2,548	1,132	1,077	20,479
Corporate and Other (b)	—	—	—	(432)	62	90	1,690

Total	$14,477	$(1,962)	$12,515	$2,116	$1,194	$1,167	$22,169

(a)

Our “Other” net operating revenues and “Other” income from operations include (i) the effects of those elements of our in-plant services, landfill gas-to-energy operations, and third-party subcontract and administration revenues managed by our Sustainability Services and Renewable Energy organizations, respectively, that are not included with the operations of our reportable segments; (ii) our recycling brokerage and electronic recycling services; and (iii) the impacts of investments that we are making in

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expanded service offerings, such as portable self-storage, fluorescent lamp recycling and oil and gas producing properties. In addition, our “Other” income from operations reflects the impacts of non-operating entities that provide financial assurance and self-insurance support for the segments or financing for our Canadian operations.

(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.

(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(d)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 3.

(e)	The income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling businesses. From time to time the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. Refer to Note 12 and Note 13 for an explanation of certain transactions and events affecting our operating results.

(f)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

(g)	The reconciliation of total assets reported above to “Total assets” in the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2012	2011	2010
Total assets, as reported above	$23,797	$23,241	$22,169
Elimination of intercompany investments and advances	(700)	(672)	(693)

Total assets, per Consolidated Balance Sheets	$23,097	$22,569	$21,476

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Goodwill is included within each segment’s total assets. As discussed above, for segment reporting purposes, our material recovery facilities and secondary processing facilities are included as a component of their respective Areas and our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. As discussed in Note 19, the goodwill associated with our acquisition of Oakleaf, has been assigned to our Areas. The following table shows changes in goodwill during 2011 and 2012 by reportable segment in (millions):

	Solid Waste
	Tier 1	Tier 2	Tier 3	Wheelabrator	Other	Total
Balance, December 31, 2010	$1,050	$2,603	$1,191	$788	$94	$5,726
Acquired goodwill	106	195	170	—	26	497
Impairments	—	—	—	—	(1)	(1)
Translation and other adjustments	2	8	(2)	—	(15)	(7)

Balance, December 31, 2011	1,158	2,806	1,359	788	104	6,215
Acquired goodwill	18	22	9	—	20	69
Divested goodwill, net of assets held-for-sale	—	—	(3)	—	—	(3)
Impairments	—	—	—	—	(4)	(4)
Translation and other adjustments	2	—	9	—	3	14

Balance, December 31, 2012	$1,178	$2,828	$1,374	$788	$123	$6,291

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Years Ended December 31,
	2012	2011	2010
Commercial	$3,417	$3,499	$3,391
Residential	2,584	2,609	2,594
Industrial	2,129	2,052	1,988
Other	275	246	274

Total collection	8,405	8,406	8,247
Landfill	2,685	2,611	2,540
Transfer	1,296	1,280	1,318
Wheelabrator	846	877	889
Recycling	1,360	1,580	1,169
Other(a)	1,416	655	314
Intercompany(b)	(2,359)	(2,031)	(1,962)

Operating revenues	$13,649	$13,378	$12,515

(a)

The “Other” line of business includes Oakleaf, landfill gas-to-energy operations, Port-O-Let® services, portable self-storage, fluorescent lamp recycling, oil and gas producing properties and healthcare solutions operations.

(b)	Intercompany revenues between lines of business are eliminated within the Consolidated Financial Statements included herein.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net operating revenues relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
United States and Puerto Rico	$12,812	$12,578	$11,784
Canada	837	800	731

Total	$13,649	$13,378	$12,515

Property and equipment (net) relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	December 31,
	2012	2011	2010
United States and Puerto Rico	$11,293	$10,948	$10,558
Canada	1,358	1,294	1,310

Total	$12,651	$12,242	$11,868

22.    Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2012 and 2011 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Operating revenues	$3,295	$3,459	$3,461	$3,434
Income from operations	401	466	500	484
Consolidated net income	183	219	223	235
Net income attributable to Waste Management, Inc.	171	208	214	224
Basic earnings per common share	0.37	0.45	0.46	0.48
Diluted earnings per common share	0.37	0.45	0.46	0.48
2011
Operating revenues	$3,103	$3,347	$3,522	$3,406
Income from operations	427	506	543	552
Consolidated net income	196	250	285	278
Net income attributable to Waste Management, Inc.	186	237	272	266
Basic earnings per common share	0.39	0.50	0.58	0.58
Diluted earnings per common share	0.39	0.50	0.58	0.58

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

First Quarter 2012

•

Income from operations was negatively impacted by the recognition of pre-tax restructuring charges and integration costs associated with our acquisition of Oakleaf. These charges had a negative impact of $0.01 on our diluted earnings per share.

Second Quarter 2012

•

Income from operations was negatively impacted by the recognition of pre-tax impairment charges of $34 million, related primarily to two facilities in our medical waste services business. These impairment charges had an unfavorable impact of $0.04 on our diluted earnings per share.

•

Income from operations was negatively impacted by the recognition of a pre-tax noncash charge of $10 million associated with the partial withdrawal from an underfunded multiemployer pension plan. This charge reduced diluted earnings per share by $0.01.

•

Income from operations was negatively impacted by pre-tax costs aggregating $5 million from a combination of restructuring charges and integration costs associated with our acquisition of Oakleaf. These items negatively affected our diluted earnings per share by $0.01.

Third Quarter 2012

•

Income from operations was negatively impacted by pre-tax costs aggregating $47 million primarily related to our July 2012 restructuring as well as integration costs associated with our acquisition of Oakleaf. These items had a negative impact of $0.06 on our diluted earnings per share.

•

Income from operations was negatively impacted by the recognition of pre-tax impairment charges of $45 million, primarily associated with certain of our investments in unconsolidated entities and related assets. These impairment charges had an unfavorable impact of $0.08 on our diluted earnings per share.

•

Income from operations was negatively impacted by the recognition of a pre-tax charge of $6 million resulting from a labor union dispute in the Pacific Northwest Area, which had a negative impact of $0.01 on our diluted earnings per share.

Fourth Quarter 2012

•

Income from operations was negatively impacted by pre-tax costs aggregating $25 million primarily related to our July 2012 restructuring as well as integration costs associated with our acquisition of Oakleaf. These items had a negative impact of $0.03 on our diluted earnings per share.

•

Income from operations was negatively impacted by the recognition of pre-tax impairment charges of $30 million, primarily attributable to; (i) $13 million of charges related to two facilities in our medical waste services business as a result of projected operating losses at each of these facilities; (ii) $6 million of charges related to investments we had made in prior years in waste diversion technologies; (iii) $5 million for the impairment of a facility not currently used in our operations and (iv) $4 million of charges to impair goodwill related to certain of our operations. These impairment charges had an unfavorable impact of $0.05 on our diluted earnings per share.

•

Income from operations was negatively impacted by pre-tax charges aggregating $10 million related to an accrual for legal reserves and the impact of a decrease in the risk-free discount rate used to measure our environmental remediation liabilities. These items had a negative impact of $0.01 on our diluted earnings per share.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

Our Provision for income taxes for the quarter was reduced by $10 million as a result of the finalization of our 2010 tax returns and tax audit settlements, which positively affected our diluted earnings per share by $0.02.

Fourth Quarter 2011

•

Income from operations was negatively impacted by $24 million of selling, general and administrative expense related to a litigation loss in the Southern California Area which had a negative impact of $0.03 on our diluted earnings per share.

•

Income from operations was positively impacted by a $20 million decrease to depreciation and amortization expense for adjustments associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace. This decrease had a positive impact of approximately $0.03 on our diluted earnings per share.

•

Our Provision for income taxes for the quarter was reduced by $7 million as a result of (i) the recognition of a benefit of $4 million due to tax audit settlements; and (ii) the realization of state net operating loss and credit carry-forwards of $3 million. This decrease in taxes positively affected the quarter’s diluted earnings per share by $0.01.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2012

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$60	$—	$134	$—	$194
Other current assets	—	7	2,222	—	2,229

	60	7	2,356	—	2,423
Property and equipment, net	—	—	12,651	—	12,651
Investments in and advances to affiliates	12,686	16,697	3,437	(32,820)	—
Other assets	45	12	7,966	—	8,023

Total assets	$12,791	$16,716	$26,410	$(32,820)	$23,097

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$400	$—	$343	$—	$743
Accounts payable and other current liabilities	77	13	2,203	—	2,293

	477	13	2,546	—	3,036
Long-term debt, less current portion	5,918	449	2,806	—	9,173
Other liabilities	42	—	4,171	—	4,213

Total liabilities	6,437	462	9,523	—	16,422
Equity:
Stockholders’ equity	6,354	16,254	16,566	(32,820)	6,354
Noncontrolling interests	—	—	321	—	321

	6,354	16,254	16,887	(32,820)	6,675

Total liabilities and equity	$12,791	$16,716	$26,410	$(32,820)	$23,097

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2011

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$119	$—	$139	$—	$258
Other current assets	6	—	2,115	—	2,121

	125	—	2,254	—	2,379
Property and equipment, net	—	—	12,242	—	12,242
Investments in and advances to affiliates	12,006	14,905	3,033	(29,944)	—
Other assets	120	12	7,816	—	7,948

Total assets	$12,251	$14,917	$25,345	$(29,944)	$22,569

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$298	$—	$333	$—	$631
Accounts payable and other current liabilities	124	13	2,300	—	2,437

	422	13	2,633	—	3,068
Long-term debt, less current portion	5,727	449	2,949	—	9,125
Other liabilities	32	—	3,954	—	3,986

Total liabilities	6,181	462	9,536	—	16,179
Equity:
Stockholders’ equity	6,070	14,455	15,489	(29,944)	6,070
Noncontrolling interests	—	—	320	—	320

	6,070	14,455	15,809	(29,944)	6,390

Total liabilities and equity	$12,251	$14,917	$25,345	$(29,944)	$22,569

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2012
Operating revenues	$—	$—	$13,649	$—	$13,649
Costs and expenses	—	(7)	11,805	—	11,798

Income from operations	—	7	1,844	—	1,851

Other income (expense):
Interest income (expense)	(358)	(32)	(94)	—	(484)
Equity in earnings of subsidiaries, net of taxes	1,034	1,046	—	(2,080)	—
Other, net	—	—	(64)	—	(64)

	676	1,014	(158)	(2,080)	(548)

Income before income taxes	676	1,021	1,686	(2,080)	1,303
Provision for (benefit from) income taxes	(141)	(13)	597	—	443

Consolidated net income	817	1,034	1,089	(2,080)	860
Less: Net income attributable to noncontrolling interests	—	—	43	—	43

Net income attributable to Waste Management, Inc.	$817	$1,034	$1,046	$(2,080)	$817

Year Ended December 31, 2011
Operating revenues	$—	$—	$13,378	$—	$13,378
Costs and expenses	—	—	11,350	—	11,350

Income from operations	—	—	2,028	—	2,028

Other income (expense):
Interest income (expense)	(342)	(33)	(98)	—	(473)
Equity in earnings of subsidiaries, net of taxes	1,168	1,188	—	(2,356)	—
Other, net	—	—	(35)	—	(35)

	826	1,155	(133)	(2,356)	(508)

Income before income taxes	826	1,155	1,895	(2,356)	1,520
Provision for (benefit from) income taxes	(135)	(13)	659	—	511

Consolidated net income	961	1,168	1,236	(2,356)	1,009
Less: Net income attributable to noncontrolling interests	—	—	48	—	48

Net income attributable to Waste Management, Inc.	$961	$1,168	$1,188	$(2,356)	$961

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (continued)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2010
Operating revenues	$—	$—	$12,515	$—	$12,515
Costs and expenses	—	—	10,399	—	10,399

Income from operations	—	—	2,116	—	2,116

Other income (expense):
Interest income (expense)	(324)	(38)	(107)	—	(469)
Equity in earnings of subsidiaries, net of taxes	1,149	1,172	—	(2,321)	—
Other, net	—	—	(16)	—	(16)

	825	1,134	(123)	(2,321)	(485)

Income before income taxes	825	1,134	1,993	(2,321)	1,631
Provision for (benefit from) income taxes	(128)	(15)	772	—	629

Consolidated net income	953	1,149	1,221	(2,321)	1,002
Less: Net income attributable to noncontrolling interests	—	—	49	—	49

Net income attributable to Waste Management, Inc.	$953	$1,149	$1,172	$(2,321)	$953

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2012
Comprehensive income	$807	$1,034	$1,120	$(2,080)	$881
Less: Comprehensive income attributable to noncontrolling interests	—	—	43	—	43

Comprehensive income attributable to Waste Management, Inc.	$807	$1,034	$1,077	$(2,080)	$838

Year Ended December 31, 2011
Comprehensive income	$929	$1,168	$1,210	$(2,356)	$951
Less: Comprehensive income attributable to noncontrolling interests	—	—	48	—	48

Comprehensive income attributable to Waste Management, Inc.	$929	$1,168	$1,162	$(2,356)	$903

Year Ended December 31, 2010
Comprehensive income	$931	$1,149	$1,265	$(2,321)	$1,024
Less: Comprehensive income attributable to noncontrolling interests	—	—	49	—	49

Comprehensive income attributable to Waste Management, Inc.	$931	$1,149	$1,216	$(2,321)	$975

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2012
Cash flows from operating activities:
Consolidated net income	$817	$1,034	$1,089	$(2,080)	$860
Equity in earnings of subsidiaries, net of taxes	(1,034)	(1,046)	—	2,080	—
Other adjustments	81	—	1,354	—	1,435

Net cash provided by (used in) operating activities	(136)	(12)	2,443	—	2,295

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(250)	—	(250)
Capital expenditures	—	—	(1,510)	—	(1,510)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	44	—	44
Net receipts from restricted trust and escrow accounts and other, net	—	—	(114)	—	(114)

Net cash provided by (used in) investing activities	—	—	(1,830)	—	(1,830)

Cash flows from financing activities:
New borrowings	895	—	285	—	1,180
Debt repayments	(585)	—	(473)	—	(1,058)
Common stock repurchases	—	—	—	—	—
Cash dividends	(658)	—	—	—	(658)
Exercise of common stock options	43	—	—	—	43
Distributions paid to noncontrolling interests and other	15	—	(52)	—	(37)
(Increase) decrease in intercompany and investments, net	367	12	(379)	—	—

Net cash provided by (used in) financing activities	77	12	(619)	—	(530)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(59)	—	(5)	—	(64)
Cash and cash equivalents at beginning of period	119	—	139	—	258

Cash and cash equivalents at end of period	$60	$—	$134	$—	$194

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2011
Cash flows from operating activities:
Consolidated net income	$961	$1,168	$1,236	$(2,356)	$1,009
Equity in earnings of subsidiaries, net of taxes	(1,168)	(1,188)	—	2,356	—
Other adjustments	12	(3)	1,451	—	1,460

Net cash provided by (used in) operating activities	(195)	(23)	2,687	—	2,469

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(867)	—	(867)
Capital expenditures	—	—	(1,324)	—	(1,324)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	36	—	36
Net receipts from restricted trust and escrow accounts and other, net	(5)	—	(25)	—	(30)

Net cash provided by (used in) investing activities	(5)	—	(2,180)	—	(2,185)

Cash flows from financing activities:
New borrowings	1,043	—	158	—	1,201
Debt repayments	—	(147)	(356)	—	(503)
Common stock repurchases	(575)	—	—	—	(575)
Cash dividends	(637)	—	—	—	(637)
Exercise of common stock options	45	—	—	—	45
Distributions paid to noncontrolling interests and other	(10)	—	(87)	—	(97)
(Increase) decrease in intercompany and investments, net	(12)	170	(158)	—	—

Net cash provided by (used in) financing activities	(146)	23	(443)	—	(566)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(346)	—	65	—	(281)
Cash and cash equivalents at beginning of period	465	—	74	—	539

Cash and cash equivalents at end of period	$119	$—	$139	$—	$258

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2010
Cash flows from operating activities:
Consolidated net income	$953	$1,149	$1,221	$(2,321)	$1,002
Equity in earnings of subsidiaries, net of taxes	(1,149)	(1,172)	—	2,321	—
Other adjustments	44	(3)	1,232	—	1,273

Net cash provided by (used in) operating activities	(152)	(26)	2,453	—	2,275

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(407)	—	(407)
Capital expenditures	—	—	(1,104)	—	(1,104)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	44	—	44
Net receipts from restricted trust and escrow accounts and other, net	(5)	—	(134)	—	(139)

Net cash provided by (used in) investing activities	(5)	—	(1,601)	—	(1,606)

Cash flows from financing activities:
New borrowings	592	—	316	—	908
Debt repayments	(617)	(35)	(460)	—	(1,112)
Common stock repurchases	(501)	—	—	—	(501)
Cash dividends	(604)	—	—	—	(604)
Exercise of common stock options	54	—	—	—	54
Distributions paid to noncontrolling interests and other	(6)	—	(12)	—	(18)
(Increase) decrease in intercompany and investments, net	611	61	(672)	—	—

Net cash provided by (used in) financing activities	(471)	26	(828)	—	(1,273)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Increase (decrease) in cash and cash equivalents	(628)	—	27	—	(601)
Cash and cash equivalents at beginning of period	1,093	—	47	—	1,140

Cash and cash equivalents at end of period	$465	$—	$74	$—	$539

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.    Subsequent Event

In January 2013, we acquired Greenstar, LLC, an operator of recycling and resource recovery facilities. We paid cash consideration of $170 million, subject to post-closing adjustments. Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018 should Greenstar, LLC satisfy certain performance criteria over this period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2012 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012 as stated in their report, which appears in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers,” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 10, 2013. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at www.wm.com under the section “Corporate Governance” within the “Investor Relations” tab.

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

(a) (1)  Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

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

Date: February 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID P. STEINER David P. Steiner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2013

/s/ JAMES C. FISH, JR. James C. Fish, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2013

/s/ DON P. CARPENTER	Vice President and Chief Accounting Officer	February 14, 2013
Don P. Carpenter	(Principal Accounting Officer)

/s/ BRADBURY H. ANDERSON Bradbury H. Anderson	Director	February 14, 2013

/s/ PASTORA SAN JUAN CAFFERTY Pastora San Juan Cafferty	Director	February 14, 2013

/s/ FRANK M. CLARK Frank M. Clark	Director	February 14, 2013

/s/ PARTICK W. GROSS Patrick W. Gross	Director	February 14, 2013

/s/ VICTORIA M. HOLT Victoria M. Holt	Director	February 14, 2013

/s/ JOHN C. POPE John C. Pope	Director	February 14, 2013

/s/ W. ROBERT REUM W. Robert Reum	Chairman of the Board and Director	February 14, 2013

/s/ THOMAS H. WEIDEMEYER Thomas H. Weidemeyer	Director	February 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the consolidated financial statements of Waste Management, Inc. as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and have issued our report thereon dated February 14, 2013 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 14, 2013

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

	Balance Beginning of Year	Charged (Credited) to Income	Accounts Written Off/Use of Reserve	Other(a)	Balance End of Year
2010 — Reserves for doubtful accounts(b)	$32	$41	$(47)	$1	$27
2011 — Reserves for doubtful accounts(b)	$27	$44	$(42)	$—	$29
2012 — Reserves for doubtful accounts(b)	$29	$57	$(41)	$—	$45
2010 — Merger and restructuring accruals(c)	$10	$(2)	$(5)	$—	$3
2011 — Merger and restructuring accruals(c)	$3	$19	$(13)	$—	$9
2012 — Merger and restructuring accruals(c)	$9	$67	$(44)	$—	$32

(a)	The “Other” activity is related to reserves associated with dispositions of businesses, reserves reclassified to operations held-for-sale, reclassifications among reserve accounts, and the impacts of foreign currency translation.

(b)	Includes reserves for doubtful accounts receivable and notes receivable.

(c)	Included in accrued liabilities in our Consolidated Balance Sheets. These accruals represent employee severance and benefit costs and transitional costs.

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	—	Third Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010].
3.2	—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Form 8-K dated December 6, 2012].
4.1	—	Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Indenture for Subordinated Debt Securities dated February 3, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
4.4	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of Waste Management, Inc.’s 2.60% Senior Notes due 2016 [incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2012].
4.5	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of Waste Management, Inc.’s 2.60% Senior Notes due 2016 [incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2012].
4.6*	—	Schedule of Officers’ Certificates delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of Waste Management, Inc.’s Senior Notes. Waste Management and its subsidiaries are parties to debt instruments that have not been filed with the SEC under which the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of Waste Management and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Waste Management agrees to furnish a copy of such instruments to the SEC upon request.
10.1†	—	2009 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].
10.2†	—	2005 Annual Incentive Plan [incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].
10.3†	—	Employee Stock Purchase Plan [incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed March 28, 2012].
10.4†	—	Waste Management, Inc. 409A Deferral Savings Plan. [incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2006].
10.5†	—	1993 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1998].
10.6†	—	2000 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed April 6, 2000].
10.7†	—	2004 Stock Incentive Plan [incorporated by reference to Appendix C to Proxy Statement on Schedule 14A filed April 8, 2004].

10.8	—	$2 Billion Amended and Restated Revolving Credit Agreement dated as of May 9, 2011 by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Barclays Capital, as Syndication Agents, Deutsche Bank Securities Inc. and The Royal Bank of Scotland PLC, as Documentation Agents, BNP Paribas and Citibank, N.A., as Co-Documentation Agents and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Barclays Capital, as Joint Lead Arrangers and Book Managers [incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2011].
10.9†	—	Employment Agreement between the Company and David Steiner dated May 6, 2002 [incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002].
10.10†	—	Employment Agreement between the Company and James E. Trevathan dated June 1, 2000 [incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].
10.11†	—	Amendment to Employment Agreement between the Company and James E. Trevathan [incorporated by reference to Exhibit 10.3 to Form 8-K dated March 9, 2011].
10.12†	—	Employment Agreement between the Company and James C. Fish, Jr. dated August 15, 2011 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011].
10.13†	—	First Amendment to Employment Agreement between the Company and James C. Fish, Jr. dated July 20, 2012 [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2012].
10.14†	—	Employment Agreement between the Company and Jeff Harris dated December 1, 2006 [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2006].
10.15†	—	Amendment to Employment Agreement by and between the Company and Jeff Harris [incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 30, 2011].
10.16†	—	Employment Agreement between the Company and John Morris dated June 18, 2012 [incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2012].
10.17†	—	Employment Agreement between the Company and Barry H. Caldwell dated September 23, 2002 [incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.18†	—	Employment Agreement between the Company and David Aardsma dated June 16, 2005 [incorporated by reference to Exhibit 10.1 to Form 8-K dated June 16, 2005].
10.19†	—	Employment Agreement between the Company and Rick L Wittenbraker dated November 10, 2003 [incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].
10.20†	—	Employment Agreement between the Company and William K. Caesar dated August 23, 2011 [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2011].
10.21†	—	Employment Agreement between the Company and Puneet Bhasin dated December 7, 2009 [incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2009].
10.22†	—	Employment Agreement between the Company and Mark Schwartz dated July 5, 2012 [incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2012].
10.23†*	—	Employment Agreement between the Company and Don P. Carpenter dated July 31, 2000, as amended by First Amendment to Employment Agreement between USA Waste-Management Resources, LLC and Don P. Carpenter effective as of August 24, 2012.
10.24†	—	Employment Agreement between Wheelabrator Technologies Inc. and Mark A. Weidman dated May 11, 2006 [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 11, 2006].
10.25†	—	Employment Agreement between the Company and Cherie C. Rice dated August 26, 2005 [incorporated by reference to Exhibit 10.1 to Form 8-K dated August 26, 2005].
10.26†	—	Separation Agreement between Waste Management Holdings, Inc. and Cherie C. Rice dated October 12, 2012 [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2012].
10.27†	—	Employment Agreement between the Company and Greg A. Robertson dated August 1, 2003 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004].

10.28†*	—	Separation Agreement between Waste Management Holdings, Inc. and Greg Robertson dated October 31, 2012.
10.29†	—	Employment Agreement between the Company and Duane C. Woods dated October 20, 2004 [incorporated by reference to Exhibit 10.2 to Form 8-K dated October 20, 2004].
10.30†	—	Amendment to Employment Agreement by and between the Company and Duane C. Woods [incorporated by reference to Exhibit 10.4 to Form 8-K dated March 9, 2011].
10.31†*	—	Separation Agreement by and between the Company and Duane C. Woods dated November 29, 2012.
10.32†	—	Employment Agreement between Waste Management, Inc. and Brett Frazier dated July 13, 2007 [incorporated by reference to Exhibit 10.1 to Form 8-K dated July 13, 2007].
10.33†	—	Amendment to Employment Agreement between the Company and Brett W. Frazier [incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 30, 2011].
10.34†	—	Separation Agreement between the Company and Brett W. Frazier dated August 17, 2012 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2012].
10.35†	—	Employment Agreement between the Company and Carl V. Rush [incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 30, 2011].
10.36†*	—	Separation Agreement between Waste Management Holdings, Inc. and Carl Rush dated October 25, 2012.
10.37†	—	Employment Agreement between the Company and Grace Cowan [incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 30, 2011].
10.38†	—	Separation Agreement between the Company and Grace Cowan dated July 25, 2012 [incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2012].
10.39†	—	Employment Agreement between the Company and Steven C. Preston dated October 5, 2011 [incorporated by reference to Exhibit 10.1 to Form 8-K dated October 2, 2011].
10.40†	—	Resignation Agreement between the Company and Steven C. Preston dated July 5, 2011 [incorporated by reference to Exhibit 10.1 to Form 8-K dated July 3, 2012].
10.41†	—	Employment Agreement between Recycle America Alliance, L.L.C. and Patrick DeRueda dated August 4, 2005 [incorporated by reference to Exhibit 10.1 to Form 8-K dated August 4, 2005].
10.42†*	—	General Release Agreement between Waste Management Holdings, Inc. and Patrick DeRueda dated September 28, 2012.
10.43†*	—	Form of Director and Executive Officer Indemnity Agreement.
10.44†	—	Form of 2012 Restricted Stock Unit Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated July 3, 2012].
10.45†	—	Form of 2012 Performance Share Unit Award Agreement with ROIC Performance Measure [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 9, 2012].
10.46†	—	Form of 2012 Performance Share Unit Award Agreement with TSR Performance Measure [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 9, 2012].
10.47†	—	Form of 2012 Stock Option Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 9, 2012].
10.48†	—	Form of 2011 Performance Share Unit Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 9, 2011].
10.49†	—	Form of 2011 Stock Option Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 9, 2011].
10.50†	—	Form of 2010 Performance Share Unit Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 9, 2010].
10.51†	—	Form of 2010 Stock Option Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 9, 2010].
12.1*	—	Computation of Ratio of Earnings to Fixed Charges.
21.1*	—	Subsidiaries of the Registrant.

23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.
31.2*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.
32.1*	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.
32.2*	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.
95*	—	Mine Safety Disclosures.
101.INS**	—	XBRL Instance Document.
101.SCH**	—	XBRL Taxonomy Extension Schema Document.
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract or compensatory plan or arrangement.