Form 10-Q
period 2013-03-31
WASTE MANAGEMENT INC
filed 2013-04-24
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 18, 2013 was 467,025,512 (excluding treasury shares of 163,256,949).

PART I.

Item 1. Financial	Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$307	$194
Accounts receivable, net of allowance for doubtful accounts of $54 and $45, respectively	1,658	1,737
Other receivables	121	102
Parts and supplies	177	174
Deferred income taxes	84	76
Other assets	150	140

Total current assets	2,497	2,423
Property and equipment, net of accumulated depreciation and amortization of $16,321 and $16,112, respectively	12,512	12,651
Goodwill	6,399	6,291
Other intangible assets, net	424	397
Investments in unconsolidated entities	658	667
Other assets	665	668

Total assets	$23,155	$23,097

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$674	$842
Accrued liabilities	1,084	986
Deferred revenues	466	465
Current portion of long-term debt	964	743

Total current liabilities	3,188	3,036
Long-term debt, less current portion	9,045	9,173
Deferred income taxes	1,928	1,947
Landfill and environmental remediation liabilities	1,486	1,459
Other liabilities	792	807

Total liabilities	16,439	16,422

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,553	4,549
Retained earnings	6,875	6,879
Accumulated other comprehensive income	160	193
Treasury stock at cost, 163,755,545 and 166,062,235 shares, respectively	(5,199)	(5,273)

Total Waste Management, Inc. stockholders’ equity	6,395	6,354
Noncontrolling interests	321	321

Total equity	6,716	6,675

Total liabilities and equity	$23,155	$23,097

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating revenues	$3,336	$3,295

Costs and expenses:
Operating	2,209	2,166
Selling, general and administrative	390	407
Depreciation and amortization	323	317
Restructuring	8	4
(Income) expense from divestitures, asset impairments and unusual items	4	—

	2,934	2,894

Income from operations	402	401

Other income (expense):
Interest expense	(122)	(122)
Interest income	1	1
Equity in net losses of unconsolidated entities	(8)	(7)
Other, net	(11)	(1)

	(140)	(129)

Income before income taxes	262	272
Provision for income taxes	86	89

Consolidated net income	176	183
Less: Net income attributable to noncontrolling interests	8	12

Net income attributable to Waste Management, Inc.	$168	$171

Basic earnings per common share	$0.36	$0.37

Diluted earnings per common share	$0.36	$0.37

Cash dividends declared per common share	$0.365	$0.355

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Consolidated net income	$176	$183

Other comprehensive income (loss), net of taxes:
Unrealized gains and losses on derivative instruments:
Unrealized gains (losses), resulting from changes in fair value, net of tax expense (benefit) of $(0) and $2, respectively	(1)	4
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $(0) and $2, respectively	(1)	4

	(2)	8
Unrealized gains on available-for-sale securities, net of tax expense of $1 and $1, respectively	1	2
Foreign currency translation adjustments	(32)	24
Change in funded status of post-retirement benefit obligation, net of tax expense of $0 and $0, respectively	—	—

Other comprehensive income (loss), net of taxes	(33)	34

Comprehensive income	143	217
Less: Comprehensive income attributable to noncontrolling interests	8	12

Comprehensive income attributable to Waste Management, Inc.	$135	$205

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Consolidated net income	$176	$183
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	323	317
Deferred income tax (benefit) provision	(25)	3
Interest accretion on landfill liabilities	23	20
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	1	1
Provision for bad debts	19	14
Equity-based compensation expense	21	15
Excess tax benefits associated with equity-based transactions	(6)	(8)
Net gain from disposal of assets	(3)	(4)
Effect of (income) expense from divestitures, asset impairments and unusual items and other	15	—
Equity in net losses of unconsolidated entities, net of dividends	8	7
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	88	56
Other current assets	(18)	(33)
Other assets	(3)	13
Accounts payable and accrued liabilities	(24)	(99)
Deferred revenues and other liabilities	(18)	(10)

Net cash provided by operating activities	577	475

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(180)	(129)
Capital expenditures	(266)	(379)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	37	6
Net receipts from restricted trust and escrow accounts	—	13
Investments in unconsolidated entities	(12)	(13)
Other	—	(1)

Net cash used in investing activities	(421)	(503)

Cash flows from financing activities:
New borrowings	119	287
Debt repayments	(26)	(205)
Cash dividends	(170)	(164)
Exercise of common stock options	38	24
Excess tax benefits associated with equity-based transactions	6	8
Distributions paid to noncontrolling interests	(8)	(9)
Other	—	17

Net cash used in financing activities	(41)	(42)

Effect of exchange rate changes on cash and cash equivalents	(2)	1

Increase (decrease) in cash and cash equivalents	113	(69)
Cash and cash equivalents at beginning of period	194	258

Cash and cash equivalents at end of period	$307	$189

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
	Total	Shares	Amounts				Shares	Amounts
Balance, December 31, 2012	$6,675	630,282	$6	$4,549	$6,879	$193	(166,062)	$(5,273)	$321
Consolidated net income	176	—	—	—	168	—	—	—	8
Other comprehensive income (loss), net of taxes	(33)	—	—	—	—	(33)	—	—	—
Cash dividends declared	(170)	—	—	—	(170)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	76	—	—	4	(2)	—	2,304	74	—
Distributions paid to noncontrolling interests	(8)	—	—	—	—	—	—	—	(8)
Other	—	—	—	—	—	—	2	—	—

Balance, March 31, 2013	$6,716	630,282	$6	$4,553	$6,875	$160	(163,756)	$(5,199)	$321

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; Waste Management’s wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management or its subsidiaries are the primary beneficiary as described in Note 14. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

We are North America’s leading provider of comprehensive waste management services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, recycling and resource recovery, and disposal services. Through our subsidiaries, we are also a leading developer, operator and owner of waste-to-energy and landfill gas-to-energy facilities in the United States.

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

Following our reorganization, our senior management now evaluates, oversees and manages the financial performance of our Solid Waste business subsidiaries through these 17 Areas. Our reportable segments have been realigned to conform with our new organizational structure. See Note 10 for additional information related to this reorganization. Our Wheelabrator business provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our Solid Waste or Wheelabrator businesses, including our strategic accounts program that expanded with the acquisition of Oakleaf Global Holdings on July 28, 2011 (“Oakleaf”), which are presented in this report as “Other.” Additional information related to our segments can be found in Note 8.

The Condensed Consolidated Financial Statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of New Accounting Pronouncement

Comprehensive Income — In February 2013, the Financial Accounting Standards Board issued amended authoritative guidance associated with comprehensive income, which requires companies to provide information about the amounts that are reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment to authoritative guidance associated with comprehensive income was effective for the Company on January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements. We have presented the information required by this amendment in Note 12.

Reclassifications

Certain reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2013			December 31, 2012
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$101	$30	$131	$104	$28	$132
Long-term	1,264	222	1,486	1,234	225	1,459

	$1,365	$252	$1,617	$1,338	$253	$1,591

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2012 and the three months ended March 31, 2013 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2011	$1,292	$273
Obligations incurred and capitalized	58	—
Obligations settled	(87)	(30)
Interest accretion	84	4
Revisions in cost estimates and interest rate assumptions	(8)	5
Acquisitions, divestitures and other adjustments	(1)	1

December 31, 2012	1,338	253
Obligations incurred and capitalized	13	—
Obligations settled	(11)	(5)
Interest accretion	23	1
Revisions in cost estimates and interest rate assumptions	2	2
Acquisitions, divestitures and other adjustments	—	1

March 31, 2013	$1,365	$252

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 14 for additional information related to these trusts.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2013:

	March 31, 2013	December 31, 2012
Revolving credit facility, maturing May 2016 (weighted average interest rate of 1.4% at March 31, 2013 and December 31, 2012)	$500	$400
Letter of credit facilities, maturing through June 2015	—	—
Canadian credit facility (weighted average effective interest rate of 2.9% at March 31, 2013 and December 31, 2012)	73	75
Senior notes and debentures, maturing through 2039, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 5.7% at March 31, 2013 and December 31, 2012)	6,301	6,305
Tax-exempt bonds, maturing through 2041, fixed and variable interest rates ranging from 0.1% to 7.4% (weighted average interest rate of 2.7% at March 31, 2013 and 2.8% at December 31, 2012)	2,727	2,727
Capital leases and other, maturing through 2055, interest rates up to 12%	408	409

	10,009	9,916
Current portion of long-term debt	964	743

	$9,045	$9,173

Debt Classification

As of March 31, 2013, we had (i) $1,159 million of debt maturing within the next 12 months, including $500 million of borrowings outstanding under the revolving credit facility, U.S.$73 million of advances outstanding under our Canadian credit facility, $350 million of 5.0% senior notes that mature in March 2014 and $161 million of tax-exempt bonds and (ii) $485 million of tax-exempt borrowings subject to repricing within the next 12 months. Based on our intent and ability to refinance a portion of this debt on a long-term basis as of March 31, 2013, we have classified $680 million of this debt as long-term and the remaining $964 million as current obligations.

Revolving Credit and Letter of Credit Facilities

As of March 31, 2013, we had an aggregate committed capacity of $2.5 billion for letters of credit under various credit facilities. Our $2.0 billion revolving credit facility expires in May 2016 and is our primary source of letter of credit capacity. Our remaining committed letter of credit capacity is provided under facilities with terms that extend from June 2013 to June 2015. As of March 31, 2013, we had an aggregate of $1.4 billion of letters of credit outstanding under various credit facilities. Approximately $1.0 billion of these letters of credit have been issued under our revolving credit facility. We had $500 million of outstanding borrowings under our revolving credit facility as of March 31, 2013.

Debt Borrowings and Repayments

During the first quarter of 2013, we incurred net borrowings of $100 million under our revolving credit facility.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012
Electricity commodity derivatives	Current other assets	$—	$1

Total derivative assets		$—	$1

Interest rate derivatives	Current accrued liabilities	$40	$—
Electricity commodity derivatives	Current accrued liabilities	10	5
Foreign currency derivatives	Current accrued liabilities	4	11
Interest rate derivatives	Long-term other liabilities	—	42

Total derivative liabilities		$54	$58

We have not offset fair value amounts recognized for our derivative instruments. For information related to the inputs used to measure our derivative assets and liabilities at fair value, refer to Note 13.

Fair Value Hedges

Interest Rate Swaps

In prior years, we used interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of March 31, 2013 and December 31, 2012, we did not have any of these hedges outstanding. In April 2012, we elected to terminate our interest rate swaps related to the interest payments on $1 billion of our senior notes and, upon termination, we received $76 million in cash for their fair value plus accrued interest receivable. The terminated interest rate swaps were associated with senior notes with maturities between November 2012 and 2018. The associated fair value adjustments to long-term debt are being amortized as a reduction to interest expense over the remaining terms of the underlying debt using the effective interest method.

We designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $74 million as of March 31, 2013 and $79 million as of December 31, 2012.

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

Derivatives Designated as Fair Value Hedges	Statement of Operations Classification	Three Months Ended March 31,
		Gain (Loss) on Swap		Gain (Loss) on Fixed-Rate Debt
		2013	2012	2013	2012
Interest rate swaps	Interest expense	$—	$(3)	$—	$3

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

	Three Months Ended March 31,
Decrease to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	2013	2012
Periodic settlements of active swap agreements(a),(b)	$—	$5
Terminated swap agreements(b)	5	2

	$5	$7

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

Cash Flow Hedges

Forward-Starting Interest Rate Swaps

In prior years, we entered into forward-starting interest rate swaps with a total notional value of $525 million to hedge the risk of changes in semi-annual interest payments due to fluctuations in the forward ten-year LIBOR swap rate for anticipated fixed-rate debt issuances in 2011, 2012 and 2014. We designated these forward-starting interest rate swaps as cash flow hedges.

During the third quarter of 2012, $200 million of these forward-starting interest rate swaps were terminated contemporaneously with the actual issuance of senior notes in September 2012, and we paid cash of $59 million to settle the liabilities related to these swap agreements. The ineffectiveness recognized upon termination of these hedges was immaterial. At March 31, 2013 and December 31, 2012, our “Accumulated other comprehensive income” included $62 million and $64 million, respectively, of deferred losses related to these swaps and those terminated in prior years, which are being amortized as an increase to interest expense over the ten-year life of the related senior note issuances using the effective interest method. As of March 31, 2013, $7 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

The active forward-starting interest rate swaps outstanding as of March 31, 2013 relate to an anticipated debt issuance to repay the $350 million of 5.0% senior notes that mature in March 2014. As of March 31, 2013, the fair value of these active interest rate derivatives was comprised of $40 million of current liabilities compared with $42 million of long-term liabilities as of December 31, 2012.

Treasury Rate Locks

At March 31, 2013 and December 31, 2012, our “Accumulated other comprehensive income” included $12 million of deferred losses associated with Treasury rate locks that had been executed in previous years in anticipation of senior note issuances. These deferred losses are reclassified as an increase to interest expense over the life of the related senior note issuances, which extend through 2032. As of March 31, 2013, $2 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings and one of its Canadian subsidiaries. As of March 31, 2013, we had foreign currency forward contracts outstanding for all of the anticipated cash flows associated with a debt arrangement between these wholly-owned subsidiaries. The hedged cash flows as of March 31, 2013 include C$370 million of principal and C$10 million of interest which are scheduled to be repaid on October 31, 2013. We designated these forward contracts as cash flow hedges. Gains or losses on the underlying hedged items attributable to foreign currency exchange risk are recognized in current earnings.

Electricity Commodity Derivatives

We use “receive fixed, pay variable” electricity commodity swaps to reduce the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 628,800 megawatt hours, or approximately 20%, of Wheelabrator’s full year 2012 merchant electricity sales and the swaps executed through March 31, 2013 are expected to hedge about 1.75 million megawatt hours, or approximately 54%, of Wheelabrator’s full year 2013 merchant electricity sales. For the three-month periods ended March 31, 2013 and 2012, we hedged 53% and 31%, respectively, of our merchant electricity sales.

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. The following table summarizes the pre-tax impacts of our cash flow derivatives on our comprehensive income and results of operations (in millions):

	Amount of Derivative Gain (Loss) Recognized in OCI (Effective Portion)			Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives Designated as Cash Flow Hedges	Three Months Ended March 31,		Statement of Operations Classification	Three Months Ended March 31,
	2013	2012		2013	2012
Forward-starting interest rate swaps	$2	$5	Interest expense	$(2)	$—
Treasury rate locks	—	—	Interest expense	—	(2)
Foreign currency derivatives	7	(5)	Other, net	8	(9)
Electricity commodity derivatives	(10)	6	Operating revenues	(5)	5

	$(1)	$6		$1	$(6)

There was no significant ineffectiveness associated with our cash flow hedges during the three months ended March 31, 2013 or 2012.

Credit-Risk-Related Contingent Features

Our interest rate derivative instruments have in the past, and may in the future, contain provisions related to the Company’s credit rating. These provisions generally provide that if the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of March 31, 2013 and December 31, 2012, we did not have any interest rate derivatives outstanding that contained these credit-risk-related features.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Income Taxes

Our effective income tax rate for the three months ended March 31, 2013 and 2012 was 32.8%. We evaluate our effective income tax rate at each interim period and adjust it accordingly as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2013 was primarily due to the favorable impact of federal tax credits and tax audit settlements offset in part by the unfavorable impact of state and local income taxes and tax implications related to book impairments. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2012 was primarily due to the favorable impact of federal and state tax credits, offset in part by the unfavorable impact of state and local income taxes.

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility in North Dakota. The facility’s refinement processes qualify for federal tax credits that are expected to be realized through 2019 in accordance with Section 45 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results and other reductions in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. During the three months ended March 31, 2013 and 2012, we recognized $1 million and less than $1 million, respectively, of net losses resulting from our share of the entity’s operating losses. Our tax provision for each of the three-month periods ended March 31, 2013 and 2012 was reduced by $3 million primarily as a result of tax credits realized from this investment. See Note 14 for additional information related to this investment.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting. We recognize our share of the entity’s results and reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During each of the three-month periods ended March 31, 2013 and 2012, we recognized $6 million of losses relating to our equity investment in this entity, $1 million of interest expense, and a reduction in our tax provision of $7 million (including $4 million of tax credits). See Note 14 for additional information related to this investment.

Recent Legislation — The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and includes an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2014 can be depreciated immediately. The acceleration of deductions on 2013 qualifying capital expenditures resulting from the bonus depreciation provision will have no impact on our 2013 effective tax rate although it will reduce our cash taxes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended
	March 31,
	2013	2012
Number of common shares outstanding at end of period	466.5	462.7
Effect of using weighted average common shares outstanding	(0.8)	(0.6)

Weighted average basic common shares outstanding	465.7	462.1
Dilutive effect of equity-based compensation awards and other contingently issuable shares	0.8	1.3

Weighted average diluted common shares outstanding	466.5	463.4

Potentially issuable shares	15.4	17.4
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	7.3	8.3

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

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from our assumptions. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties in the ordinary course of business for both consolidated and unconsolidated entities. Guarantee agreements outstanding as of March 31, 2013 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $10 million; and (ii) agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 20 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $140 million higher than the $252 million recorded in the Condensed Consolidated Financial Statements as of March 31, 2013. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of March 31, 2013, we had been notified that we are a PRP in connection with 79 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 79 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 64 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On April 4, 2006, the EPA issued a Notice of Violation (“NOV”) to Waste Management of Hawaii, Inc. (“WM of Hawaii”), an indirect wholly-owned subsidiary of WM, and to the City and County of Honolulu for alleged violations of the federal Clean Air Act, based on alleged failure to submit certain reports and design plans required by the EPA, and the failure to begin and timely complete the installation of a gas collection and control system (“GCCS”) for the Waimanalo Gulch Sanitary Landfill on Oahu. In March 2013, WM of Hawaii and the EPA lodged a consent decree with the federal district court in Hawaii in which WM of Hawaii agreed to pay a penalty of $1.1 million to resolve the alleged violations. The consent decree was entered by the court on April 17, 2013. WM of Hawaii also agreed to implement additional procedures for monitoring landfill gas generation in the landfill.

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

On March 22, 2013, the Los Angeles County Superior Court entered a Final Judgment on Consent resolving an enforcement action filed on March 18, 2013 by the California Department of Toxic Substances Control (“DTSC”) against Chemical Waste Management, Inc. (“CWM”) concerning alleged violations at CWM’s Kettleman Hills Facility. The alleged violations related to treatment of hazardous waste and reporting procedures, primarily in connection with third party transporter spills on our property. Pursuant to the Final Judgment on Consent, CWM, an indirect wholly-owned subsidiary of WM, paid a civil penalty and reimbursed DTSC’s costs, which amounts totaled $311,194. CWM also agreed to implement certain reporting procedures.

Additionally, the United States Attorney’s Office for the District of Hawaii has been conducting an investigation prompted by allegations of violations of the federal Clean Water Act involving discharge of stormwater at the Waimanalo Gulch Sanitary Landfill, located on Oahu, in connection with three major storm

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

events in December 2010 and January 2011. No formal enforcement action has been brought against the Company. While we could potentially be subject to sanctions, including requirements to pay monetary penalties, in connection with a future proceeding that may arise from the investigation, a range of loss cannot currently be estimated because no proceeding has yet commenced and significant factual and legal issues remain. We are cooperating with the U.S. Attorney’s Office.

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

During the second quarter of 2010, the Court dismissed certain claims against individual defendants, including all claims against each of the current members of our Board of Directors. Previously, plaintiffs dismissed all claims related to the settlement of the securities class action against WM that was settled in 2002, and the court certified a limited class of participants who may bring claims on behalf of the plan, but not individually. During the third quarter of 2011, the Court ruled in favor of WM and two former employees dismissing all claims brought by the plaintiffs related to the decision to offer WM stock as an investment option within the plan. We have reached a settlement with the plaintiffs on this matter. The proposed class settlement agreement was given final approval by the Court on March 18, 2013. The settlement will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

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

WM’s charter and bylaws provide that WM shall indemnify against all liabilities and expenses, and upon request shall advance expenses to, any person who is subject to a pending or threatened proceeding because such person is a director or officer of the Company. Such indemnification is required to the maximum extent permitted under Delaware law. Accordingly, the director or officer must execute an undertaking to reimburse the Company for any fees advanced if it is later determined that the director or officer was not entitled to have such fees advanced under Delaware law. Additionally, WM has entered into separate indemnification agreements with each of the members of its Board of Directors, its Chief Executive Officer and each of its executive vice presidents. The employment agreements between WM and its Chief Executive Officer and other executive and senior vice presidents also contain a direct contractual obligation of the Company to provide indemnification to the executive. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with current actions involving former officers of the Company or its subsidiaries or other actions or proceedings that may be brought against its former or current officers, directors and employees.

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

One of the most significant multiemployer pension plans in which we have participated is the Central States, Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”). The Central States Pension Plan is in “critical status,” as defined by the Pension Protection Act of 2006. Since 2008, certain of our affiliates have bargained to remove covered employees from the Central States Pension Plan, resulting in a series of withdrawals, and we have recognized charges to “Operating” expense associated with the withdrawal of certain bargaining units from the Central States Pension Plan and other underfunded multiemployer pension plans. In October 2011, employees at the last of our affiliates with active participants in the Central States Pension Plan voted to decertify the union that represented them, withdrawing themselves from the Central States Pension Plan.

We are still negotiating and litigating final resolutions of our withdrawal liability for certain previous withdrawals. Except in the case of our withdrawal from the Central States Pension Plan mentioned above, we do not believe any additional liability above the charges we have already recognized for such previous withdrawals could be material to the Company’s business, financial condition, liquidity, results of operations or cash flows. In addition to charges recognized in prior years, we currently estimate that we could incur up to approximately $40 million in future charges based on demands from representatives of the Central States Pension Plan. As a result, we do not anticipate that the final resolution of the Central States Pension Plan matter could be material to the Company’s business, financial condition or liquidity; however, such loss could have a material adverse effect on our cash flows and, to a lesser extent, our results of operations, for a particular reporting period. Similarly, we also do not believe that any future withdrawals, individually or in the aggregate, from the multiemployer pension

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans to which we contribute, could have a material adverse effect on our business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer pension plan(s) at the time of such withdrawal(s).

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2012 and 2013 and expect these audits to be completed within the next nine and 21 months, respectively. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our year-end tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. We are not currently under audit in Canada and, due to the expiration of statutes of limitations, all tax years prior to 2008 are closed. On July 28, 2011, we acquired Oakleaf, which is subject to IRS examinations for years dating back to 2009. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

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

Following our reorganization, our senior management now evaluates, oversees and manages the financial performance of our Solid Waste subsidiaries through these 17 Areas. The 17 Areas constitute our operating segments and none of the Areas individually meet the quantitative criteria to be a separate reportable segment. We considered the similarities between our Areas, including the fact that our Solid Waste business is homogenous across geography with the same services offered across the Areas, and we concluded that aggregation of our Areas is appropriate for purposes of presenting our reportable segments. Accordingly, we have aggregated our 17 Areas into three tiers that we believe have similar economic characteristics and future prospects based in large part on a review of the Areas’ operating margins. The economic variations experienced by our Areas is attributable to a variety of factors, including regulatory environment of the Area; economic environment of the Area, including level of commercial and industrial activity; population density; service offering mix and disposal logistics, with no one factor being singularly determinative of an Area’s current or future economic performance. As a result of our consideration of economic and other similarities, we have established the following three reportable segments for our Solid Waste business: Tier 1, which is comprised almost exclusively of Areas in the Southern United States; Tier 2, which is comprised predominately of Areas located in the Midwest and Northeast United States; and Tier 3, which encompasses all Areas not included in Tier 1 or Tier 2. Our Wheelabrator business, which manages waste-to-energy facilities and independent power production plants, continues to be a separate reportable segment as it meets one of the quantitative disclosure thresholds. The operating segments not evaluated and overseen through the 17 Areas and Wheelabrator are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
March 31, 2013
Solid Waste:
Tier 1	$843	$(133)	$710	$207
Tier 2	1,516	(275)	1,241	298
Tier 3	826	(128)	698	109
Wheelabrator	205	(27)	178	9
Other	534	(25)	509	(41)

	3,924	(588)	3,336	582
Corporate and Other	—	—	—	(180)

Total	$3,924	$(588)	$3,336	$402

March 31, 2012
Solid Waste:
Tier 1	$826	$(116)	$710	$209
Tier 2	1,507	(238)	1,269	300
Tier 3	805	(113)	692	115
Wheelabrator	207	(30)	177	5
Other	468	(21)	447	(35)

	3,813	(518)	3,295	594
Corporate and Other	—	—	—	(193)

Total	$3,813	$(518)	$3,295	$401

Fluctuations in our operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business, changes in commodity prices and by general economic conditions. In addition, our revenues and income from operations typically reflect seasonal patterns. Our operating revenues tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Acquisitions

Greenstar, LLC — On January 31, 2013, we paid $170 million inclusive of certain adjustments, to acquire Greenstar, LLC (“Greenstar”). Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018; a portion of this consideration is contingent based on changes in certain recycling indexes. This additional consideration has a preliminary estimated fair value of $36 million. Greenstar is an operator of recycling and resource recovery facilities. This acquisition will provide the Company’s customers with greater access to recycling solutions by supplementing the Company’s extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers. For the time period after the acquisition included in the three-month period ended March 31, 2013, Greenstar recognized revenues of $25 million and net losses of $3 million, which are included in our Condensed Consolidated Statement of Operations.

The preliminary allocation of purchase price was primarily to “Other intangible assets,” consisting primarily of supplier relationships, which had an estimated fair value of $32 million; “Property and equipment,” which had an estimated fair value of $57 million; and “Goodwill” of $122 million. Goodwill is the result of synergies expected to be achieved from combining the operations of Greenstar with those of the Company. Goodwill has been assigned predominantly to our Areas and, to a lesser extent, our recycling brokerage services, as they are expected to benefit from the synergies of the combination. Goodwill related to this acquisition is deductible for income tax purposes.

Other — During the first quarter of 2013, we also acquired three businesses related to our collection operations. During the first quarter of 2012, we paid $94 million for interests in oil and gas producing properties through two transactions. The purchase price was allocated primarily to “Property and equipment.” Additionally, we acquired eight other businesses related to our collection and recycling operations.

10.    Restructuring

During the three months ended March 31, 2013, we recognized a total of $8 million of pre-tax restructuring charges, of which $4 million were related to employee severance and benefit costs, including costs associated with our acquisition of Greenstar, and our 2012 restructuring. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

During the three months ended March 31, 2012, we recognized employee severance and benefit restructuring charges, including $2 million associated with the reorganization of Oakleaf and $2 million associated with certain other actions taken by the Company.

Through March 31, 2013, we had recognized charges of $78 million related to employee severance and benefits associated with our restructuring efforts beginning in 2011 and we have paid approximately $59 million of these costs incurred. At March 31, 2013, we had approximately $16 million of accrued employee severance for our restructuring efforts, which will be paid through the end of 2014.

11.    Asset Impairments and Unusual Items

(Income) expense from divestitures, asset impairments and unusual items

During the first quarter of 2013, we recognized gains on divestures of $6 million, primarily attributable to the sale of a transfer station in our Greater Mid-Atlantic Area. These gains were offset by losses on divestitures of $6 million related to investments in oil and gas producing properties. Additionally, we recognized $4 million of charges primarily to impair goodwill related to certain of our operations, which are included in our “Other” operations in Note 8.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other income (expense)

During the first quarter of 2013, we recognized impairment charges of $11 million relating to other-than-temporary declines in the value of two investments accounted for under the cost method. These charges are recorded in “Other, net” in our Condensed Consolidated Statement of Operations.

12.    Accumulated Other Comprehensive Income

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions):

	Three Months Ended March 31, 2013(a)
	Gains and Losses on Derivative Instruments	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2012	$(74)	$4	$276	$(13)	$193
Other comprehensive income (loss) before reclassifications	(1)	1	(32)	—	(32)
Amounts reclassified from accumulated other comprehensive income	(1)	—	—	—	(1)

Net current period other comprehensive income (loss)	(2)	1	(32)	—	(33)

Balance, March 31, 2013	$(76)	$5	$244	$(13)	$160

(a)	Amounts in parentheses represent debits to accumulated other comprehensive income.

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows (in millions):

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(a)		Statement of Operations Classification
	Three Months Ended March 31,
	2013	2012
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(2)	$—	Interest expense
Treasury rate locks	—	(2)	Interest expense
Foreign currency derivatives	8	(9)	Other, net
Electricity commodity derivatives	(5)	5	Operating revenues

	1	(6)	Total before tax
	—	2	Tax (expense) benefit

Total reclassifications for the period	$1	$(4)	Net of tax

(a)	Amounts in parentheses represent debits to the statement of operations classification.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at March 31, 2013 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$216	$216	$—	$—
Fixed-income securities	36	—	36	—
Redeemable preferred stock	25	—	—	25

Total assets	$277	$216	$36	$25

Liabilities:
Interest rate derivatives	$40	$—	$40	$—
Electricity commodity derivatives	10	—	10	—
Foreign currency derivatives	4	—	4	—

Total liabilities	$54	$—	$54	$—

		Fair Value Measurements at December 31, 2012 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$127	$127	$—	$—
Fixed-income securities	37	—	37	—
Redeemable preferred stock	25	—	—	25
Electricity commodity derivatives	1	—	1	—

Total assets	$190	$127	$38	$25

Liabilities:
Interest rate derivatives	$42	$—	$42	$—
Foreign currency derivatives	11	—	11	—
Electricity commodity derivatives	5	—	5	—

Total liabilities	$58	$—	$58	$—

(a)

Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value currently available. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public comparables. There have not been any significant changes in the fair value of the redeemable preferred stock since our initial investment.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt

At March 31, 2013 and December 31, 2012, the carrying value of our debt was approximately $10.0 billion and $9.9 billion, respectively. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 4.

The estimated fair value of our debt was approximately $11.2 billion at March 31, 2013 and approximately $11.3 billion at December 31, 2012. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2013 and December 31, 2012. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

Income, losses and cash flows of the LLCs are allocated to the members based on their initial capital account balances until Hancock and CIT achieve targeted returns; thereafter, we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20% proportionate to their respective equity interests. All capital allocations made through March 31, 2013 have been based on initial capital account balances as the target returns have not yet been achieved.

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

As of March 31, 2013 and December 31, 2012, our Condensed Consolidated Balance Sheets included $293 million and $296 million, respectively, of net property and equipment associated with the LLCs’ waste-to-energy facilities and $249 million and $245 million, respectively, in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. During the three months ended March 31, 2013 and 2012, we recognized expense of $11 million and $13 million, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Investment in U.K. Waste-to-Energy and Recycling Entity — In the first quarter of 2012, we formed a U.K. joint venture (the “JV”), together with a commercial waste management company (“Partner”), to develop, construct, operate and maintain a waste-to-energy and recycling facility in England. We own a 50% interest in the JV. The total cost of constructing this facility is expected to be £200 million, or $304 million based on the exchange rate as of March 31, 2013. The JV will be funded primarily through loans from the joint venture partners and loans under the JV’s credit facility agreements with third-party financial institutions. The funds loaned under the credit facility agreements will be used for the development and construction of the facility. We are committed to provide up to £57 million, or $87 million based on the exchange rate as of March 31, 2013, of funding to the JV. Our actual commitment may be more or less depending on the actual cost of the facility. Through March 31, 2013, we had funded approximately £9 million, or $13 million, through loans and less than $1 million through equity contributions. These amounts are included in our Condensed Consolidated Balance Sheet as long-term “Other assets” and “Investments in unconsolidated entities,” respectively. In addition to the funding commitments described above, the JV has entered into certain foreign currency and interest rate derivatives at the direction of the governmental authority that awarded the project to the JV. The impacts of gains or losses incurred on these derivatives will ultimately be remitted to or recoverable from the governmental authority under the terms of the project, and accordingly, are not reflected in our equity in net losses of unconsolidated entities. We also have guaranteed the performance of certain management services for the project for which our maximum exposure is not material.

In addition, a wholly-owned subsidiary of WM will be responsible for constructing the waste-to-energy facility for the JV under a fixed-price construction contract. Once the facility is constructed, a majority-owned subsidiary of WM will be responsible for operating and maintaining the facility for the JV under a substantially fixed-price operating and maintenance contract. Under the operating and maintenance contract, we have guaranteed our ability to operate this facility at certain performance levels that we believe are achievable. We also will be jointly responsible, along with our Partner, for the performance of sales and marketing services for the JV through a 50%-owned and unconsolidated entity. The fixed-price components of the above mentioned contracts were established based on estimates of expected construction, operation and maintenance costs. However, we may not achieve the financial results anticipated and could incur losses if the actual costs differ from the costs established in the contracts. A range of our exposure to potential loss under these contracts cannot presently be estimated.

We determined that we are not the primary beneficiary of the JV as all decision-making responsibility is shared jointly with our Partner. As such, we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate this entity.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. As of March 31, 2013 and December 31, 2012, our investment balance was $23 million and $19 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Future contributions will commence once certain levels of tax credits have been generated and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Federal Low-income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. As of March 31, 2013 and December 31, 2012, our investment balance was $148 million and $153 million, respectively, and our debt balance was $146 million and $152 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheet. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.” These trusts had a fair value of $123 million at March 31, 2013 and $122 million at December 31, 2012. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheet, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $111 million as of March 31, 2013 and $110 million as of December 31, 2012.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2013

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$145	$—	$162	$—	$307
Other current assets	—	7	2,183	—	2,190

	145	7	2,345	—	2,497
Property and equipment, net	—	—	12,512	—	12,512
Investments in and advances to affiliates	12,725	17,676	3,597	(33,998)	—
Other assets	43	12	8,091	—	8,146

Total assets	$12,913	$17,695	$26,545	$(33,998)	$23,155

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$856	$—	$108	$—	$964
Accounts payable and other current liabilities	105	5	2,114	—	2,224

	961	5	2,222	—	3,188
Long-term debt, less current portion	5,557	449	3,039	—	9,045
Other liabilities	—	—	4,206	—	4,206

Total liabilities	6,518	454	9,467	—	16,439
Equity:
Stockholders’ equity	6,395	17,241	16,757	(33,998)	6,395
Noncontrolling interests	—	—	321	—	321

	6,395	17,241	17,078	(33,998)	6,716

Total liabilities and equity	$12,913	$17,695	$26,545	$(33,998)	$23,155

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2013

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,336	$—	$3,336
Costs and expenses	—	—	2,934	—	2,934

Income from operations	—	—	402	—	402

Other income (expense):
Interest income (expense)	(89)	(8)	(24)	—	(121)
Equity in earnings of subsidiaries, net of taxes	222	227	—	(449)	—
Other, net	—	—	(19)	—	(19)

	133	219	(43)	(449)	(140)

Income before income taxes	133	219	359	(449)	262
Provision for (benefit from) income taxes	(35)	(3)	124	—	86

Consolidated net income	168	222	235	(449)	176
Less: Net income attributable to noncontrolling interests	—	—	8	—	8

Net income attributable to Waste Management, Inc.	$168	$222	$227	$(449)	$168

Three Months Ended March 31, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,295	$—	$3,295
Costs and expenses	—	—	2,894	—	2,894

Income from operations	—	—	401	—	401

Other income (expense):
Interest income (expense)	(88)	(8)	(25)	—	(121)
Equity in earnings of subsidiaries, net of taxes	224	229	—	(453)	—
Other, net	—	—	(8)	—	(8)

	136	221	(33)	(453)	(129)

Income before income taxes	136	221	368	(453)	272
Provision for (benefit from) income taxes	(35)	(3)	127	—	89

Consolidated net income	171	224	241	(453)	183
Less: Net income attributable to noncontrolling interests	—	—	12	—	12

Net income attributable to Waste Management, Inc.	$171	$224	$229	$(453)	$171

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2013
Comprehensive income	$170	$222	$200	$(449)	$143
Less: Comprehensive income attributable to noncontrolling interests	—	—	8	—	8

Comprehensive income attributable to Waste Management, Inc.	$170	$222	$192	$(449)	$135

Three Months Ended March 31, 2012
Comprehensive income	$176	$224	$270	$(453)	$217
Less: Comprehensive income attributable to noncontrolling interests	—	—	12	—	12

Comprehensive income attributable to Waste Management, Inc.	$176	$224	$258	$(453)	$205

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$168	$222	$235	$(449)	$176
Equity in earnings of subsidiaries, net of taxes	(222)	(227)	—	449	—
Other adjustments	(16)	(8)	425	—	401

Net cash provided by (used in) operating activities	(70)	(13)	660	—	577

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(180)	—	(180)
Capital expenditures	—	—	(266)	—	(266)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	37	—	37
Net receipts from restricted trust and escrow accounts and other, net	—	—	(12)	—	(12)

Net cash provided by (used in) investing activities	—	—	(421)	—	(421)

Cash flows from financing activities:
New borrowings	100	—	19	—	119
Debt repayments	—	—	(26)	—	(26)
Cash dividends	(170)	—	—	—	(170)
Exercise of common stock options	38	—	—	—	38
Distributions paid to noncontrolling interests and other	6	—	(8)	—	(2)
(Increase) decrease in intercompany and investments, net	181	13	(194)	—	—

Net cash provided by (used in) financing activities	155	13	(209)	—	(41)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	85	—	28	—	113
Cash and cash equivalents at beginning of period	60	—	134	—	194

Cash and cash equivalents at end of period	$145	$—	$162	$—	$307

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Three Months Ended March 31, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$171	$224	$241	$(453)	$183
Equity in earnings of subsidiaries, net of taxes	(224)	(229)	—	453	—
Other adjustments	(2)	(8)	302	—	292

Net cash provided by (used in) operating activities	(55)	(13)	543	—	475

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(129)	—	(129)
Capital expenditures	—	—	(379)	—	(379)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	6	—	6
Net receipts from restricted trust and escrow accounts and other, net	—	—	(1)	—	(1)

Net cash provided by (used in) investing activities	—	—	(503)	—	(503)

Cash flows from financing activities:
New borrowings	150	—	137	—	287
Debt repayments	(35)	—	(170)	—	(205)
Cash dividends	(164)	—	—	—	(164)
Exercise of common stock options	24	—	—	—	24
Distributions paid to noncontrolling interests and other	8	—	8	—	16
(Increase) decrease in intercompany and investments, net	44	13	(57)	—	—

Net cash provided by (used in) financing activities	27	13	(82)	—	(42)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(28)	—	(41)	—	(69)
Cash and cash equivalents at beginning of period	119	—	139	—	258

Cash and cash equivalents at end of period	$91	$—	$98	$—	$189

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Some of the risks that we believe could affect our financial statements for 2013 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company include the following:

•

competition may negatively affect our profitability or cash flows, our pricing strategy may have negative effects on volumes, and inability to execute our pricing strategy in order to retain and attract customers may negatively affect our average yield on collection and disposal business;

•

we may fail in implementing our cost saving, optimization and growth initiatives and overall business strategy, which could adversely impact our financial performance and growth, and implementation of our initiatives and strategy may have associated negative consequences, such as fragmentation of efforts and oversight, increased indebtedness, asset impairments, business disruption, employee distraction, and regulatory issues;

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

•

we are investing in emerging technologies to provide disposal alternatives, which may divert capital investment away from our traditional business operations; such emerging technologies may not perform as intended or may experience other difficulties or delays that prevent us from realizing a return on our investment;

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

•

we may be unable to incur future indebtedness to support our growth and development plans on terms we deem acceptable or to refinance our debt obligations, including near-term maturities, on acceptable terms and higher interest rates and market conditions may increase our expense;

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

•	we could fail to achieve the financial results anticipated from the construction of new international waste-to-energy facilities;

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

We are North America’s leading provider of comprehensive waste management services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our subsidiaries provide collection, transfer, recycling and resource recovery, and disposal services, and through our subsidiaries, we are also a leading developer, operator and owner of waste-to-energy and landfill gas-to-energy facilities in the United States.

Overview

Every day, Waste Management is helping industries, communities and individuals reduce, reuse and remove waste better through sound sustainability strategies. We are developing and implementing new ways to handle and extract value from waste, while maintaining our day-to-day focus on collecting and handling our customers’ waste efficiently and responsibly. Our employees are committed to delivering environmental performance — our mission to maximize resource value, while minimizing environmental impact, so that both our economy and our environment can thrive. Drawing on our resources and experience, we actively pursue projects and initiatives that benefit the waste industry, the customers and communities we serve and the environment.

The Company also remains committed to providing long-term value to our stockholders by successfully executing on our strategic goals of knowing and servicing the customer better than anyone else, extracting more value from the materials we handle, and optimizing our business. In pursuit of these long-term goals, we have sharpened our focus on the following key priorities:

•	Pursue revenue growth through customer-focused segmentation, pricing discipline and strategic acquisitions;

•	Continually emphasize cost control and investment in technology and systems that enhance the efficiency of our operations; and

•	Invest in emerging technologies that offer alternatives to traditional disposal and generate additional value from the waste streams we manage.

We believe that execution of our strategy through these key priorities will drive continued growth and leadership in a dynamic industry, as customers increasingly seek non-traditional waste management solutions.

Highlights of our financial results for the current quarter include:

•

Revenues of $3,336 million compared with $3,295 million in the first quarter of 2012, an increase of $41 million, or 1.2%. This increase in revenues is primarily attributable to acquisitions, driven in large part by our acquisition of Greenstar, and positive revenue growth from yield on our collection and disposal operations.

•

Operating expenses of $2,209 million, or 66.2% of revenues, compared with $2,166 million, or 65.7% of revenues, in the first quarter of 2012. This increase of $43 million is largely due to our acquisition of Greenstar, which primarily increased cost of goods sold and to a lesser extent, labor and related benefits. The increases attributable to Greenstar were offset by related revenue increases noted above.

•

Selling, general and administrative expenses decreased by $17 million, or 4.2%, from $407 million in the first quarter of 2012 to $390 million in the first quarter of 2013, driven in large part by our restructuring efforts and cost control initiatives;

•	Income from operations of $402 million, or 12.1% of revenues, compared with $401 million, or 12.2% of revenues, in the first quarter of 2012; and

•	Net income attributable to Waste Management, Inc. of $168 million, or $0.36 per diluted share, as compared with $171 million, or $0.37 per diluted share in the first quarter of 2012.

The comparability of our diluted earnings per share has been affected by the following items that occurred in the first quarter of 2013:

•

The recognition of pre-tax impairment charges aggregating $15 million attributable to investments in waste diversion technologies and goodwill related to certain of our operations. These items had a negative impact of $0.03 on our diluted earnings per share; and

•

The recognition of $8 million of pre-tax restructuring charges related to our acquisition of Greenstar and our July 2012 restructuring. These items had a negative impact of $0.01 on our diluted earnings per share.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be the same as similarly-titled measures presented by other companies:

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$577	$475
Capital expenditures	(266)	(379)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	37	6

Free cash flow	$348	$102

When comparing our cash flow from operating activities for the reported periods, the change is primarily attributable to payments for our annual incentive plan which are paid in the first quarter of the year on account of prior year performance. Our cash flow from operations was favorably impacted by approximately $86 million on a year-over-year basis as the annual incentive plan payments made in the first quarter of 2013 were significantly lower than the payments made in the first quarter of 2012.

The decrease in capital expenditures when comparing the first quarter of 2013 with the prior year period can generally be attributed to increased focus on capital spending management and the impact of timing differences associated with cash payments for the previous years’ fourth quarter capital spending.

Acquisition of Greenstar

On January 31, 2013, we paid $170 million inclusive of certain adjustments, to acquire Greenstar, LLC (“Greenstar”). Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018; a portion of this consideration is contingent based on changes in certain recycling indexes. This additional consideration has a preliminary estimated fair value of $36 million. Greenstar is an operator of recycling and resource recovery facilities. This acquisition will provide the Company’s customers with greater access to recycling solutions by supplementing the Company’s extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers. For the time period after the acquisition included in the three-month period ended March 31, 2013, Greenstar recognized revenues of $25 million and net losses of $3 million, which are included in our Condensed Consolidated Statement of Operations.

Adoption of New Accounting Pronouncement

Comprehensive Income — In February 2013, the Financial Accounting Standards Board issued amended authoritative guidance associated with comprehensive income, which requires companies to provide information about the amounts that are reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment to authoritative guidance associated with comprehensive income was effective for the Company on January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements. We have presented the information required by this amendment in Note 12 to the Condensed Consolidated Financial Statements.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision from data available or simply cannot be readily calculated. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, deferred income taxes and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

We also provide additional services that are not managed through our Solid Waste or Wheelabrator businesses, including WM Sustainability Business Services (which includes our acquired Oakleaf operations), recycling brokerage services, electronic recycling services, in-plant services, landfill gas-to-energy services, integrated medical waste services, and expanded service offerings and solutions. Part of our expansion of services includes offering portable self-storage services and fluorescent bulb and universal waste mail-back through our LampTracker® program. In addition, we have made investments that involve the acquisition and development of interests in oil and gas producing properties. These operations are presented as “Other” in the table below. Shown below (in millions) is the contribution to revenues during each period:

	Three Months Ended March 31,
	2013	2012
Solid Waste	$3,185	$3,138
Wheelabrator	205	207
Other	534	468
Intercompany	(588)	(518)

Total	$3,336	$3,295

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended March 31,
	2013	2012
Commercial	$840	$865
Residential	645	638
Industrial	512	502
Other	58	68

Total collection	2,055	2,073
Landfill	628	615
Transfer	300	298
Wheelabrator	205	207
Recycling	358	345
Other	378	275
Intercompany	(588)	(518)

Total	$3,336	$3,295

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended March 31, 2013 vs. 2012
	Amount	As a % of Total Company(a)
Average yield(b)	$14	0.4%
Volume	(14)	(0.4)

Internal revenue growth	—	—
Acquisitions	44	1.3
Divestitures	(1)	—
Foreign currency translation	(2)	(0.1)

Total	$41	1.2%

(a)

Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,294 million).

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

	Period-to-Period Change for the Three Months Ended March 31, 2013 vs. 2012
	Amount	As a % of Related Business(i)
Average yield:
Collection, landfill and transfer	$42	1.6%
Waste-to-energy disposal(ii)	(5)	(4.6)

Collection and disposal(ii)	37	1.4
Recycling commodities	(40)	(11.5)
Electricity(ii)	6	9.7
Fuel surcharges and mandated fees	11	7.2

Total	$14	0.4%

(i)

Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three months ended March 31, 2012 adjusted to exclude the impacts of divestitures (in millions):

Denominator
Three Months Ended March 31
Related business revenues:
Collection, landfill and transfer	$2,622
Waste-to-energy disposal	109

Collection and disposal	2,731
Recycling commodities	349
Electricity	62
Fuel surcharges and mandated fees	152

Total Company	$3,294

(ii)

Average revenue growth from yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator business and our landfill gas-to-energy operations, which are reported as “Electricity” revenues.

Our revenues increased $41 million, or 1.2%, for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. The year-over-year change in revenues has been driven by (i) revenues from acquisitions of $44 million, $25 million of which is attributable to our acquisition of Greenstar this quarter; (ii) revenue growth from average yield on our collection and disposal operations; (iii) higher revenues provided by our fuel surcharge program; and (iv) higher electricity prices, which correlate in part with natural gas prices and cause fluctuations in the rates we receive for electricity at our merchant waste-to-energy facilities. Offsetting these revenue increases were lower recyclable commodity prices, revenue declines due to lower volumes, and foreign currency translation, which affects revenues from our Canadian operations.

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

Revenue growth from yield in our collection, landfill and transfer lines of business was $42 million, or 1.6%, for the three months ended March 31, 2013 as compared with the prior year period driven primarily by our collection operations with growth of $41 million. We experienced growth in all three of our principal collection lines of business. Our industrial line of business experienced positive revenue growth from yield of 3.5%. Additionally, we are seeing improving yield trends in our commercial and residential lines of business. We achieved 1.8% revenue growth from yield in our commercial line of business driven primarily by our focus on price increases while limiting our price concessions. Furthermore, we experienced 1.9% revenue growth from yield in our residential line of business, which is a significant improvement from 2012. Our effort to increase yield is a challenge due to several factors, including a very competitive environment and the industry trend to bundle complementary services, such as recycling services in the residential line of business. Finally, yield growth from our landfill and transfer station operations increased slightly for the quarter. Improving yield in our landfill business has proved to be a challenge, due in part to excess disposal capacity that exists in many of the markets in which we own or operate landfills.

Revenue decline from yield in our waste-to-energy disposal line of business was $5 million primarily due to the expiration and renegotiation of two long-term waste-to-energy disposal contracts in South Florida. The interim agreements for these two contracts will expire in July 2013. We expect the renegotiated contracts will continue to have a negative impact on our revenue growth from yield in the second half of 2013.

Revenues from our environmental fee, which are included in average revenue growth from yield on collection and disposal, were $84 million for each of the three-month periods ended March 31, 2013 and 2012.

Recycling commodities — Decreases in recycling commodity prices resulted in a decline in revenues of $40 million, with an estimated negative impact on income from operations of approximately $12 million for the quarter ended March 31, 2013. Our year-over-year commodity prices declined about 12% as compared with the same prior year period.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, increased by $9 million for the quarter ended March 31, 2013. These increases are primarily attributable to fluctuations in the national average prices for diesel fuel on which our surcharge is based. Additionally, the fuel surcharge revenue increase was aided by an increase in the factor applied to diesel fuel prices in order to calculate the surcharge. The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations.

Volume — Changes in our volume caused our revenue to decrease $14 million, or 0.4%, over the comparable prior year period. We continue to experience revenue declines in our collection business, principally due to lower volumes in our commercial collection, and to a lesser extent, our residential line of business, which we attribute to the effects of pricing, competition and diversion of waste by customers. Partially offsetting these revenue decreases were revenue growth from higher landfill volumes as well as revenue increases from higher volumes in our recycling business primarily attributable to increases in our brokerage business. Finally, we noted there were two less workdays in the current period as compared with the prior year period. We estimate that if the number of workdays was the same as in the prior year quarter, our revenue growth from volumes would have improved and the volume growth would be inline with our expectation of 0.5% to 1.0% for the year.

Acquisitions — Revenues increased $44 million for the three months ended March 31, 2013 as compared with the prior year period due to acquisitions. This increase was principally associated with our acquisition of Greenstar on January 31, 2013, which is reported in our “Recycling” line of business, demonstrating our focus on investments that allow us to extract value from the waste stream.

Operating Expenses

Our operating expenses increased by $43 million, or 2.0%, for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. Our operating expenses as a percentage of revenues increased to 66.2% in the current period from 65.7% in the prior year period. The increases can largely be attributed to the following:

•

Acquisitions and growth initiatives — On January 31, 2013 we acquired Greenstar, LLC, an operator of recycling and resource recovery facilities. The acquisition increased operating expenses by $24 million in the current quarter, primarily increasing cost of goods sold and, to a lesser extent, labor and related benefits and other categories. These cost increases accounted for 56% of our total $43 million increase in operating expenses. The $24 million increase in operating expenses associated with Greenstar was offset by increased revenues resulting from the acquisition.

The following table summarizes the major components of our operating expenses, which include the impact of foreign currency translation, for the three-month periods ended March 31 (dollars in millions):

	Three Months Ended March 31,		Period-to- Period Change
	2013	2012
Labor and related benefits	$607	$593	$14	2.4%
Transfer and disposal costs	225	212	13	6.1
Maintenance and repairs	302	302	—	—
Subcontractor costs	279	276	3	1.1
Cost of goods sold	238	232	6	2.6
Fuel	148	162	(14)	(8.6)
Disposal and franchise fees and taxes	149	145	4	2.8
Landfill operating costs	58	55	3	5.5
Risk management	62	61	1	1.6
Other	141	128	13	10.2

	$2,209	$2,166	$43	2.0%

Other significant changes in our operating expenses are discussed below.

•

Labor and related benefits — The increase was largely due to (i) increased contract labor principally attributed to the recycling and to a lesser extent residential lines of business; (ii) lower bonus expense in the prior year period because our anticipated full year performance against targets established for our 2012 annual incentive plan was not as strong compared with our current full year expectations in 2013; and (iii) the Greenstar acquisition. These increases were offset in part by lower year-over-year costs resulting from fewer workdays in the current period.

•

Maintenance and repairs — Our expense remained flat in spite of decreases which were primarily due to differences in the timing and scope of planned maintenance projects at our waste-to-energy facilities. These decreases were offset by higher costs in our Areas, due principally to increased fleet maintenance costs. Our fleet maintenance costs include services provided by third-parties, tires, parts and internal shop labor costs.

•

Subcontractor costs — The current quarter increase in subcontractor costs was primarily driven by higher volumes in several of our Areas. These increases were offset to a certain extent by higher special project volume in the prior year through our WM Sustainability Business Services.

•

Cost of goods sold — The increase in cost of goods sold is driven primarily by higher customer rebates resulting from volume improvement in our recycling commodity business, principally in our brokerage business. The volume improvement is driven by the Greenstar acquisition, our recycling brokerage business, and our material recovery facilities. Lower market prices for recyclable commodities in the current period as compared with the same quarter last year partially offset the increase.

•

Fuel — The decrease in fuel expense when compared to the prior year period was due to (i) a retroactive CNG fuel excise tax credit recognized in the current period; (ii) lower fuel purchases due to reduced collection volumes; and (iii) lower costs associated with converting our fleet to CNG vehicles. These decreases were offset in part by slightly higher average fuel costs. Our fuel surcharges covered 100% of current period and 92% of prior year period recoverable fuel costs.

•

Other — Increased other costs were (i) telecommunications, driven by our initiative to equip our fleet with onboard computers; (ii) rentals; (iii) property taxes; (iv) utilities; and (v) licenses, fees & permits.

Selling, General and Administrative

Our selling, general and administrative expenses decreased by $17 million, or 4.2% when comparing the three months ended March 31, 2013 with the same period of 2012. Our selling, general and administrative expenses as a percentage of revenues decreased to 11.7% in the current period from 12.4% in the prior year period. The overall decrease is primarily related to costs savings, principally in labor and related benefits, associated with the July 2012 reorganization of our operations designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations.

The following table summarizes the major components of our selling, general and administrative expenses for the three-month periods ended March 31 (dollars in millions):

	Three Months Ended March 31,		Period-to- Period Change
	2013	2012
Labor and related benefits	$238	$245	$(7)	(2.9)%
Professional fees	32	40	(8)	(20.0)
Provision for bad debts	20	15	5	33.3
Other	100	107	(7)	(6.5)

	$390	$407	$(17)	(4.2)%

Labor and related benefits — In 2013, our labor and related benefits expenses decreased primarily due to savings realized from our recent reorganization. Other factors affecting the change in labor and related benefits include:

•	Lower payroll tax expense related to the lower annual incentive plan payout to participants in 2013 as compared to 2012.

•	Higher incentive compensation charges in 2013 when compared with 2012 due to expectations of achieving a greater percentage of full year targets.

•

Higher non-cash compensation charges attributable to our long-term incentive plan due to the recognition of expense for the payout of performance share units granted in 2010, which was approved in the first quarter of 2013. Expense associated with these awards had been reversed in the second quarter of 2012 when it no longer appeared probable that threshold performance would be achieved.

Professional fees — In 2013, our professional fees decreased when compared to the first quarter of 2012, primarily due to higher consulting fees incurred during 2012 in connection with the start-up phase of our cost savings programs.

Provision for bad debts — Our provision for bad debts increased in 2013, primarily as a result of collection issues we are experiencing in our Puerto Rico operations.

Other — During the current year, controllable costs associated with travel and entertainment, dues and subscriptions, and seminars have declined primarily as a result of our recent reorganization and continued focus on cost-control initiatives.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three-month periods ended March 31 (dollars in millions):

	Three Months Ended March 31,		Period-to- Period Change
	2013	2012
Depreciation of tangible property and equipment	$209	$207	$2	1.0%
Amortization of landfill airspace	96	93	3	3.2
Amortization of intangible assets	18	17	1	5.9

	$323	$317	$6	1.9%

Restructuring

During the three months ended March 31, 2013, we recognized a total of $8 million of pre-tax restructuring charges, of which $4 million were related to employee severance and benefit costs, including costs associated with our acquisition of Greenstar, and our 2012 restructuring. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

During the three months ended March 31, 2012, we recognized employee severance and benefit restructuring charges, including $2 million associated with the reorganization of Oakleaf and $2 million associated with certain other actions taken by the Company.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

During the first quarter of 2013, we recognized gains on divestures of $6 million, primarily attributable to the sale of a transfer station in our Greater Mid-Atlantic Area. These gains were offset by losses on divestitures of $6 million related to investments in oil and gas producing properties. Additionally, we recognized $4 million of charges primarily to impair goodwill related to certain of our operations, which are included in our “Other” operations in Note 8 to the Condensed Consolidated Financial Statements.

Income from Operations

The following table summarizes income from operations for the three-month periods ended March 31 (dollars in millions):

	Three Months Ended March 31,		Period-to- Period Change
	2013	2012
Solid Waste	$614	$624	$(10)	(1.6)%
Wheelabrator	9	5	4	80.0
Other	(41)	(35)	(6)	17.1
Corporate and Other	(180)	(193)	13	(6.7)

Total	$402	$401	$1	0.2%

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three months ended March 31, 2013 as compared with the prior year period are summarized below:

•

Our base business excluding recycling benefited from internal revenue growth, principally in our collection line of business, as well as from increased fuel recovery. These favorable variances were partially offset by increased repair & maintenance costs as well has higher transfer and disposal costs.

•

Our recycling business contributed unfavorably compared the prior year period principally driven by: (i) lower market prices for recyclable commodities; (ii) start-up costs at certain of our new recycling facilities; (iii) lower volumes at our previously existing recycling facilities and (iv) operating losses related to the acquired operations of Greenstar.

Other items affecting the reported periods include:

•	benefits realized as result of our July 2012 restructuring and ongoing cost containment efforts;

•	a retroactive CNG excise fuel tax credit decreased overall fuel expenses;

•	increase in bad debt expense due to collection issues in Puerto Rico; and

•	reclassification of employees from Corporate to Solid Waste unfavorably impacted income from operations.

Significant items affecting the comparability of the remaining components of our results of operations for the three months ended March 31, 2013 are summarized below:

Wheelabrator — The increase in income from operations of our Wheelabrator business for the period ended March 31, 2013 as compared to 2012 was largely driven by: (i) higher energy prices; (ii) decreased maintenance and repair costs, primarily due to differences in the timing and scope of planned maintenance activities; and (iii) the favorable impact on depreciation from the extension of a lease agreement. These favorable variances were partially offset by: (i) lower revenues due to the expiration of a long-term disposal contract in South Florida and (ii) a one time revenue adjustment recorded during the first quarter of 2012 related to a power purchase agreement.

Other — Significant items affecting the comparability of results for the periods presented include:

•	losses from continued efforts to integrate our strategic accounts business with Oakleaf and higher administrative and restructuring costs associated with the acquired operations of Greenstar;

•	reclassification of employees from Corporate to Solid Waste favorably impacted income from operations;

•	benefits realized as result of our July 2012 restructuring and ongoing cost containment efforts; and

•	improved results from our growth initiatives, which include our organics and healthcare businesses.

Corporate and Other — Significant items affecting the comparability of expenses for the periods presented include:

•	benefits realized as result of our July 2012 restructuring and ongoing cost containment efforts;

•	decreased professional fees primarily due to higher consulting fees incurred during 2012 in connection with the start-up phase of our cost savings programs;

•	reclassification of employees from Corporate to Solid Waste favorably impacted income from operations; and

•	higher non-cash compensation expense attributable to our long-term incentive plan.

Interest Expense

Our interest expense was $122 million during each of the three-month periods ended March 31, 2013 and 2012. Our interest expense is flat in spite of a slight increase in our average debt balances. This is primarily attributable to interest expense reductions that have been achieved by remarketing tax-exempt debt at lower rates and issuing new debt at lower fixed interest rates than debt repaid upon scheduled maturities.

Equity in Net Losses of Unconsolidated Entities

Our “Equity in net losses of unconsolidated entities” is primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as noncontrolling investments made to support our strategic initiatives and unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 14 to the Condensed Consolidated Financial Statements for more information related to these investments.

Other, net

We recognized other, net expense of $11 million and $1 million for the three months ended March 31, 2013 and 2012, respectively. The increase in expense during 2013 was primarily attributable to impairment charges of $11 million relating to other-than-temporary declines in the value of two investments accounted for under the cost method.

Provision for Income Taxes

We recorded a provision for income taxes of $86 million during the first quarter of 2013, representing an effective income tax rate of 32.8%, compared with a provision for income taxes of $89 million during the first quarter of 2012, representing an effective income tax rate of 32.8%.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes by $10 million for each of the three-month periods ended March 31, 2013 and 2012. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $8 million and $12 million for the three months ended March 31, 2013 and 2012, respectively. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator business. Refer to Note 14 to the Condensed Consolidated Financial Statements for information related to the consolidation of these variable interest entities.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of March 31, 2013 and December 31, 2012 (dollars in millions):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$307	$194

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$123	$122
Tax-exempt bond funds	2	1
Other	15	15

Total restricted trust and escrow accounts	$140	$138

Debt:
Current portion	$964	$743
Long-term portion	9,045	9,173

Total debt	$10,009	$9,916

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$74	$79

As of March 31, 2013, we had (i) $1,159 million of debt maturing within the next 12 months, including $500 million of borrowings outstanding under the revolving credit facility, U.S.$73 million of advances outstanding under our Canadian credit facility, $350 million of 5.0% senior notes that mature in March 2014 and $161 million of tax-exempt bonds and (ii) $485 million of tax-exempt borrowings subject to repricing within the next 12 months. Based on our intent and ability to refinance a portion of this debt on a long-term basis as of March 31, 2013, we have classified $680 million of this debt as long-term and the remaining $964 million as current obligations.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three-month periods ended March 31 (in millions):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$577	$475

Net cash used in investing activities	$(421)	$(503)

Net cash used in financing activities	$(41)	$(42)

Net Cash Provided by Operating Activities — We generated $577 million of cash flows from operating activities during the three-month period ended March 31, 2013, compared with $475 million during the three-month period ended March 31, 2012. The $102 million increase was primarily driven by the items described below:

•

Decrease in bonus payments — Payments for our annual incentive plan are paid in the first quarter of the year based on prior year performance. Our cash flow from operating activities was favorably impacted by approximately $86 million on a year-over-year basis as the annual incentive plan payments made in the first quarter of 2013 were significantly lower than the payments made in the first quarter of 2012.

•	Increase in earnings — Our income from operations, excluding depreciation and amortization, increased by $7 million, on a year-over-year basis.

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operating activities was favorably impacted on a year-over-year basis by changes in our working capital accounts. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable changes, which are affected by both cost changes and timing of payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three-month periods ended March 31, 2013 and 2012 are summarized below:

•

Capital expenditures — We used $266 million during the first quarter of 2013 for capital expenditures compared with $379 million in the first quarter of 2012, a decrease of $113 million. The decrease can generally be attributed to increased focus on capital spending management and the impact of timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $171 million of our fourth quarter 2012 spending was paid in cash in the first quarter of 2013 compared with approximately $244 million of our fourth quarter 2011 spending that was paid in the first quarter of 2012.

•

Acquisitions — Our spending on acquisitions was $180 million in the first quarter of 2013 compared with $129 million in the first quarter of 2012. In 2013, our acquisitions consisted primarily of the recycling operations of Greenstar, for which we paid $170 million. In 2012, our acquisitions consisted primarily of interests in oil and gas producing properties through two transactions, for which we paid $94 million.

Net Cash Used in Financing Activities — During the first quarter of 2013, net cash used in financing activities was $41 million, compared with $42 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the three-month periods ended March 31, 2013 and 2012 are summarized below:

•	Net debt borrowings — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Three Months Ended March 31,
	2013	2012
Borrowings:
Revolving credit facility(a)	$100	$150
Canadian credit facility(a)	—	116
Capital leases and other debt	19	21

	$119	$287

Repayments:
Revolving credit facility(a)	$—	$—
Canadian credit facility(a)	—	(141)
Tax-exempt bonds	—	(35)
Capital leases and other debt	(26)	(29)

	$(26)	$(205)

Net borrowings	$93	$82

(a)	Due to the short-term maturities of the borrowings under these credit facilities, we have reported certain of these cash flows on a net basis.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Dividend payments — We paid $170 million in cash dividends in the first quarter of 2013 compared with $164 million in the first quarter of 2012. The increase in dividend payments is due to our quarterly per share dividend declared increasing from $0.355 in 2012 to $0.365 in 2013.

Liquidity Impacts of Income Tax Items

Recent Legislation — The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and includes an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2014 can be depreciated immediately. The acceleration of deductions on capital expenditures resulting from the bonus depreciation provisions has no impact on our effective tax rate, but reduces our cash taxes in the periods in which the deductions are taken.

The acceleration of depreciation deductions related to qualifying property additions in 2012 decreased our full year 2012 cash taxes by approximately $90 million and, based on our current forecast of 2013 capital expenditures, we estimate a similar reduction in our full year 2013 cash taxes of approximately $90 million related to qualifying property additions in 2013. However, taking accelerated deductions results in increased cash taxes in subsequent periods when the deductions for these capital expenditures would have otherwise been taken. On a net basis, after taking into account the effect of all applicable years’ bonus depreciation programs, the deductions taken in previous years from acceleration programs more than offset the benefits received in 2012 and expected to be received in 2013.

Uncertain Tax Positions — We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are primarily included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheet because the Company generally does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that approximately $6 million of liabilities for uncertain tax positions, including accrued interest, and $2 million of related deferred tax assets may be reversed within the next 12 months. The anticipated reversals are related to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 14 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2013, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

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

Information about market risks as of March 31, 2013, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

Information regarding our legal proceedings can be found under the “Environmental Matters” and “Litigation” sections of Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 in response to Item 1A to Part I of Form 10-K.

Item 4.	Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6.	Exhibits.

Exhibit No.		Description
10.1	—	Form of 2013 PSU Award Agreement with ROIC Performance Measure [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 13, 2013].

10.2	—	Form of 2013 PSU Award Agreement with TSR Performance Measure [incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 13, 2013].

10.3	—	Form of 2013 Stock Option Award Agreement [incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed March 13, 2013].

31.1	—	Certification Pursuant to Rules 13a—14(a) and 15d—14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a—14(a) and 15d—14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 24, 2013