Form 10-Q
period 2013-06-30
WASTE MANAGEMENT INC
filed 2013-07-30
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 18, 2013 was 468,776,225 (excluding treasury shares of 161,506,236).

PART I.

Item 1. Financial	Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154	$194
Accounts receivable, net of allowance for doubtful accounts of $51 and $45, respectively	1,730	1,737
Other receivables	123	102
Parts and supplies	171	174
Deferred income taxes	83	76
Other assets	143	140

Total current assets	2,404	2,423
Property and equipment, net of accumulated depreciation and amortization of $16,540 and $16,112, respectively	12,469	12,651
Goodwill	6,391	6,291
Other intangible assets, net	411	397
Investments in unconsolidated entities	653	667
Other assets	684	668

Total assets	$23,012	$23,097

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$696	$842
Accrued liabilities	1,069	986
Deferred revenues	481	465
Current portion of long-term debt	776	743

Total current liabilities	3,022	3,036
Long-term debt, less current portion	8,994	9,173
Deferred income taxes	1,923	1,947
Landfill and environmental remediation liabilities	1,487	1,459
Other liabilities	768	807

Total liabilities	16,194	16,422

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,569	4,549
Retained earnings	6,948	6,879
Accumulated other comprehensive income	134	193
Treasury stock at cost, 162,137,511 and 166,062,235 shares, respectively	(5,148)	(5,273)

Total Waste Management, Inc. stockholders’ equity	6,509	6,354
Noncontrolling interests	309	321

Total equity	6,818	6,675

Total liabilities and equity	$23,012	$23,097

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues	$3,526	$3,459	$6,862	$6,754

Costs and expenses:
Operating	2,311	2,260	4,520	4,426
Selling, general and administrative	353	374	743	781
Depreciation and amortization	339	323	662	640
Restructuring	2	3	10	7
(Income) expense from divestitures, asset impairments and unusual items	11	33	15	33

	3,016	2,993	5,950	5,887

Income from operations	510	466	912	867

Other income (expense):
Interest expense	(122)	(121)	(244)	(243)
Interest income	1	1	2	2
Equity in net losses of unconsolidated entities	(8)	(11)	(16)	(18)
Other, net	2	(1)	(9)	(2)

	(127)	(132)	(267)	(261)

Income before income taxes	383	334	645	606
Provision for income taxes	127	115	213	204

Consolidated net income	256	219	432	402
Less: Net income attributable to noncontrolling interests	12	11	20	23

Net income attributable to Waste Management, Inc.	$244	$208	$412	$379

Basic earnings per common share	$0.52	$0.45	$0.88	$0.82

Diluted earnings per common share	$0.52	$0.45	$0.88	$0.82

Cash dividends declared per common share	$0.365	$0.355	$0.73	$0.71

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net income	$256	$219	$432	$402

Other comprehensive income (loss), net of taxes:
Unrealized gains and losses on derivative instruments:
Unrealized gains (losses), resulting from changes in fair value, net of tax expense (benefit) of $10, $(10), $10 and $(8), respectively	16	(16)	15	(12)
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $(3), $(2), $(3) and $0, respectively	(4)	(4)	(5)	—

	12	(20)	10	(12)
Unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $0, $0, $0 and $1, respectively	(1)	(1)	—	1
Foreign currency translation adjustments	(37)	(22)	(69)	2
Change in funded status of post-retirement benefit obligation, net of tax benefit of $0, $0, $0 and $0, respectively	—	—	—	—

Other comprehensive income (loss), net of taxes	(26)	(43)	(59)	(9)

Comprehensive income	230	176	373	393
Less: Comprehensive income attributable to noncontrolling interests	12	11	20	23

Comprehensive income attributable to Waste Management, Inc.	$218	$165	$353	$370

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Consolidated net income	$432	$402
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	662	640
Deferred income tax (benefit) provision	(29)	8
Interest accretion on landfill liabilities	43	41
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	(7)	1
Provision for bad debts	25	26
Equity-based compensation expense	34	15
Excess tax benefits associated with equity-based transactions	(7)	(9)
Net gain from disposal of assets	(10)	(7)
Effect of (income) expense from divestitures, asset impairments and unusual items and other	26	33
Equity in net losses of unconsolidated entities, net of dividends	16	18
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(4)	(72)
Other current assets	3	(26)
Other assets	(5)	92
Accounts payable and accrued liabilities	(32)	5
Deferred revenues and other liabilities	(25)	(23)

Net cash provided by operating activities	1,122	1,144

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(210)	(154)
Capital expenditures	(501)	(730)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	74	20
Net receipts from (deposits to) restricted trust and escrow accounts	(2)	17
Investments in unconsolidated entities	(24)	(40)
Other	(30)	(16)

Net cash used in investing activities	(693)	(903)

Cash flows from financing activities:
New borrowings	71	312
Debt repayments	(268)	(271)
Cash dividends	(341)	(329)
Exercise of common stock options	98	31
Excess tax benefits associated with equity-based transactions	7	9
Distributions paid to noncontrolling interests	(32)	(23)
Other	—	9

Net cash used in financing activities	(465)	(262)

Effect of exchange rate changes on cash and cash equivalents	(4)	—

Increase (decrease) in cash and cash equivalents	(40)	(21)
Cash and cash equivalents at beginning of period	194	258

Cash and cash equivalents at end of period	$154	$237

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
	Total	Shares	Amounts				Shares	Amounts
Balance, December 31, 2012	$6,675	630,282	$6	$4,549	$6,879	$193	(166,062)	$(5,273)	$321
Consolidated net income	432	—	—	—	412	—	—	—	20
Other comprehensive income (loss), net of taxes	(59)	—	—	—	—	(59)	—	—	—
Cash dividends declared	(341)	—	—	—	(341)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	144	—	—	21	(2)	—	3,921	125	—
Distributions paid to noncontrolling interests	(32)	—	—	—	—	—	—	—	(32)
Other	(1)	—	—	(1)	—	—	3	—	—

Balance, June 30, 2013	$6,818	630,282	$6	$4,569	$6,948	$134	(162,138)	$(5,148)	$309

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, recycling and resource recovery, and disposal services. Through our subsidiaries, we are also a leading developer, operator and owner of waste-to-energy and landfill gas-to-energy facilities in the United States.

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

The Condensed Consolidated Financial Statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Reclassifications

Certain reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2013			December 31, 2012
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$103	$29	$132	$104	$28	$132
Long-term	1,277	210	1,487	1,234	225	1,459

	$1,380	$239	$1,619	$1,338	$253	$1,591

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2012 and the six months ended June 30, 2013 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2011	$1,292	$273
Obligations incurred and capitalized	58	—
Obligations settled	(87)	(30)
Interest accretion	84	4
Revisions in cost estimates and interest rate assumptions	(8)	5
Acquisitions, divestitures and other adjustments	(1)	1

December 31, 2012	1,338	253
Obligations incurred and capitalized	29	—
Obligations settled	(28)	(10)
Interest accretion	43	2
Revisions in cost estimates and interest rate assumptions	—	(6)
Acquisitions, divestitures and other adjustments	(2)	—

June 30, 2013	$1,380	$239

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2013:

	June 30, 2013	December 31, 2012
$2.0 billion revolving credit facility, maturing May 2016 (weighted average interest rate of 1.4% at June 30, 2013 and December 31, 2012)	$335	$400
Letter of credit facilities, maturing through June 2015	—	—
Canadian credit facility, maturing November 2017 (weighted average effective interest rate of 2.7% at June 30, 2013 and 2.9% at December 31, 2012)	24	75
Senior notes and debentures, maturing through 2039, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 5.7% at June 30, 2013 and December 31, 2012)	6,296	6,305
Tax-exempt bonds, maturing through 2041, fixed and variable interest rates ranging from 0.1% to 6.0% (weighted average interest rate of 2.5% at June 30, 2013 and 2.8% at December 31, 2012)	2,659	2,727
Capital leases and other, maturing through 2055, interest rates up to 12%	456	409

	9,770	9,916
Current portion of long-term debt	776	743

	$8,994	$9,173

Debt Classification

As of June 30, 2013, we had (i) $902 million of debt maturing within the next 12 months, including $335 million of borrowings outstanding under the revolving credit facility, U.S.$24 million of advances outstanding under our Canadian credit facility, $350 million of 5.0% senior notes that mature in March 2014 and $110 million of tax-exempt bonds and (ii) $577 million of tax-exempt borrowings subject to repricing within the next 12 months. Based on our intent and ability to refinance a portion of this debt on a long-term basis as of June 30, 2013, we have classified $703 million of this debt as long-term and the remaining $776 million as current obligations.

Revolving Credit and Letter of Credit Facilities

As of June 30, 2013, we had an aggregate committed capacity of $2.4 billion for letters of credit under various credit facilities. Our $2.0 billion revolving credit facility is our primary source of letter of credit capacity. As of June 30, 2013, we had an aggregate of $1.4 billion of letters of credit outstanding under various credit facilities. Approximately $961 million of these letters of credit have been issued under our revolving credit facility. We had $335 million of outstanding borrowings under our revolving credit facility as of June 30, 2013, leaving $704 million of unused and available capacity.

In July 2013, we amended and restated our $2.0 billion revolving credit facility, increasing our total credit capacity to $2.25 billion and extending the term through July 2018.

Significant Changes in Debt Balances

Net Debt Repayments — We had net debt repayments of $197 million during the six months ended June 30, 2013, largely attributable to (i) $65 million of net repayments under our revolving credit facility; (ii) U.S.$50 million of repayments of net advances under our Canadian credit facility; and (iii) the repayment of $67 million of tax-exempt bonds.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other — We had increases in our other obligations during the six months ended June 30, 2013, primarily related to the deferred purchase price of (i) land needed to support a landfill expansion and (ii) Greenstar, LLC, which is discussed further in Note 9.

4.    Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
Foreign currency derivatives	Current other assets	$8	$—
Electricity commodity derivatives	Current other assets	—	1

Total derivative assets		$8	$1

Interest rate derivatives	Current accrued liabilities	$30	$—
Electricity commodity derivatives	Current accrued liabilities	4	5
Foreign currency derivatives	Current accrued liabilities	—	11
Interest rate derivatives	Long-term other liabilities	—	42

Total derivative liabilities		$34	$58

We have not offset fair value amounts recognized for our derivative instruments. For information related to the inputs used to measure our derivative assets and liabilities at fair value, refer to Note 13.

Fair Value Hedges

Interest Rate Swaps

In prior years, we used interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of June 30, 2013 and December 31, 2012, we did not have any of these swaps outstanding. In April 2012, we elected to terminate our interest rate swaps related to the interest payments on $1 billion of our senior notes and, upon termination, we received $76 million in cash for their fair value plus accrued interest receivable. The terminated interest rate swaps were associated with senior notes with maturities between November 2012 and 2018. The associated fair value adjustments to long-term debt are being amortized as a reduction to interest expense over the remaining terms of the underlying debt using the effective interest method.

We designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $69 million as of June 30, 2013 and $79 million as of December 31, 2012, representing the unamortized portion of our terminated swaps.

We recognize the impacts of (i) net periodic settlements of current interest on our active interest rate swaps, if any, and (ii) the amortization of previously terminated interest rate swap agreements as adjustments to interest expense. The following table summarizes the impact of periodic settlements of active swap agreements and the impact of terminated swap agreements on our results of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Decrease to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	2013	2012	2013	2012
Periodic settlements of active swap agreements(a)	$—	$2	$—	$7
Terminated swap agreements	5	7	10	9

	$5	$9	$10	$16

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)

These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations were based on a spread from the three-month LIBOR. Periodic settlements of active swap agreements have decreased due to our election to terminate our interest rate swap portfolio with a notional amount of $1 billion in April 2012.

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

During the third quarter of 2012, $200 million of these forward-starting interest rate swaps were terminated contemporaneously with the actual issuance of senior notes in September 2012, and we paid cash of $59 million to settle the liabilities related to these swap agreements. The ineffectiveness recognized upon termination of these hedges was immaterial. At June 30, 2013 and December 31, 2012, our “Accumulated other comprehensive income” included $36 million and $39 million, respectively, of after-tax deferred losses related to all previously terminated swaps, which are being amortized as an increase to interest expense over the ten-year life of the related senior note issuances using the effective interest method. As of June 30, 2013, $7 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

The active forward-starting interest rate swaps outstanding as of June 30, 2013 relate to an anticipated debt issuance to repay the $350 million of 5.0% senior notes that mature in March 2014. As of June 30, 2013, the fair value of these active interest rate derivatives was comprised of $30 million of current liabilities compared with $42 million of long-term liabilities as of December 31, 2012.

Treasury Rate Locks

As of both June 30, 2013 and December 31, 2012, our “Accumulated other comprehensive income” included $7 million of after-tax deferred losses associated with Treasury rate locks that had been executed in previous years in anticipation of senior note issuances. These deferred losses are reclassified as an increase to interest expense over the life of the related senior note issuances, which extend through 2032. As of June 30, 2013, $2 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings and one of its Canadian subsidiaries. As of June 30, 2013, we had foreign currency forward contracts outstanding for all of the anticipated cash flows associated with a debt arrangement between these wholly-owned subsidiaries. The hedged cash flows as of June 30, 2013 include C$370 million of principal and C$10 million of interest which are scheduled to be repaid on October 31, 2013. We designated these forward contracts as cash flow hedges. Gains or losses on the underlying hedged items attributable to foreign currency exchange risk are recognized in current earnings.

Electricity Commodity Derivatives

We use “receive fixed, pay variable” electricity commodity swaps to reduce the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 628,800 megawatt hours, or approximately 20%, of Wheelabrator’s full year 2012 merchant electricity sales and the swaps executed through

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2013 are expected to hedge about 1.75 million megawatt hours, or approximately 55%, of Wheelabrator’s full year 2013 merchant electricity sales. For the three-month periods ended June 30, 2013 and 2012, we hedged 56% and 16%, respectively, of our merchant electricity sales. For the six-month periods ended June 30, 2013 and 2012, we hedged 54% and 24%, respectively, of our merchant electricity sales.

Amounts reported in other comprehensive income and accumulated other comprehensive income are reported net of tax. The following table summarizes the pre-tax impacts of our cash flow derivatives on our comprehensive income and results of operations (in millions):

	Amount of Derivative Gain (Loss) Recognized in OCI (Effective Portion)			Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30,		Statement of Operations Classification	Three Months Ended June 30,
Derivatives Designated as Cash Flow Hedges	2013	2012		2013	2012
Forward-starting interest rate swaps	$10	$(30)	Interest expense	$(2)	$—
Treasury rate locks	—	—	Interest expense	(1)	(2)
Foreign currency derivatives	12	6	Other, net	11	6
Electricity commodity derivatives	4	(2)	Operating revenues	(1)	2

	$26	$(26)		$7	$6

	Amount of Derivative Gain (Loss) Recognized in OCI (Effective Portion)			Derivative Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended June 30,		Statement of Operations Classification	Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedges	2013	2012		2013	2012
Forward-starting interest rate swaps	$12	$(25)	Interest expense	$(4)	$—
Treasury rate locks	—	—	Interest expense	(1)	(4)
Foreign currency derivatives	19	1	Other, net	19	(3)
Electricity commodity derivatives	(6)	4	Operating revenues	(6)	7

	$25	$(20)		$8	$—

There was no significant ineffectiveness associated with our cash flow hedges during the three and six months ended June 30, 2013 or 2012.

Credit-Risk-Related Contingent Features

Our interest rate derivative instruments have in the past, and may in the future, contain provisions related to the Company’s credit rating. These provisions generally provide that if the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of June 30, 2013 and December 31, 2012, we did not have any interest rate derivatives outstanding that contained these credit-risk-related features.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2013 was 33.2% and 33.0%, respectively, compared with 34.3% and 33.6%, respectively, for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the reported periods were primarily due to the favorable impact of federal and state tax credits and tax audit settlements offset in part by the unfavorable impact of state and local income taxes.

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility in North Dakota. The facility’s refinement processes qualify for federal tax credits that are expected to be realized through 2019 in accordance with Section 45 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results and other reductions in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2013, we recognized $2 million and $3 million of net losses resulting from our share of the entity’s operating losses and $1 million and $2 million during the three and six months ended June 30, 2012. Our tax provision for the three and six months ended June 30, 2013 was reduced by $6 million and $9 million, respectively, primarily as a result of tax credits realized from this investment and by $5 million and $8 million for the three and six months ended June 30, 2012, respectively. See Note 14 for additional information related to this investment.

Investment in Federal Low-Income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting. We recognize our share of the entity’s results and reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statements of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the three and six months ended June 30, 2013, we recognized $6 million and $12 million of losses relating to our equity investment in this entity, $2 million and $3 million of interest expense, and a reduction in our tax provision of $10 million (including $7 million of tax credits) and $17 million (including $11 million of tax credits), respectively. During the three and six months ended June 30, 2012, we recognized $6 million and $12 million of losses relating to our equity investment in this entity, $2 million and $3 million of interest expense, and a reduction in our tax provision of $9 million (including $6 million of tax credits) and $16 million (including $10 million of tax credits), respectively. See Note 14 for additional information related to this investment.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Number of common shares outstanding at end of period	468.1	463.0	468.1	463.0
Effect of using weighted average common shares outstanding	(0.2)	0.4	(1.3)	(0.1)

Weighted average basic common shares outstanding	467.9	463.4	466.8	462.9
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.5	0.6	1.3	0.8

Weighted average diluted common shares outstanding	469.4	464.0	468.1	463.7

Potentially issuable shares	13.6	17.1	13.6	17.1
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.2	10.3	3.2	10.3

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties for both consolidated and unconsolidated entities. Guarantee agreements outstanding as of June 30, 2013 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $10 million; and (ii) agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 20 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $145 million higher than the $239 million recorded in the Condensed Consolidated Financial Statements as of June 30, 2013. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of June 30, 2013, we had been notified by the government that we are a PRP in connection with 80 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 80 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 65 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. The following matter is disclosed in accordance with that requirement. We do not currently believe that the eventual outcome of such matter could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Litigation — In October 2011 and January 2012, we were named as a defendant in a purported class action in the Circuit Court of Sarasota County, Florida and the Circuit Court of Lawrence County Alabama, respectively. These cases primarily pertain to our fuel and environmental charges included on our invoices, generally alleging that such charges were not properly disclosed, were unfair and were contrary to the customer service contracts. The law firm that filed these lawsuits had filed, in 2008, a purported class action against subsidiaries of WM in Bullock County, Alabama, making similar allegations. The prior Alabama suit was removed to federal court, where the federal court ultimately dismissed the plaintiffs’ national class action claims. The plaintiffs then elected to dismiss the case without prejudice. We will vigorously defend against these pending lawsuits. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss cannot currently be estimated.

From time to time, we are also named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of having owned, operated or transported waste to a disposal

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 2011, employees at the last of our affiliates with active participants in the Central States Pension Plan voted to decertify the union that represented them, withdrawing themselves from the Central States Pension Plan.

We are still negotiating and litigating final resolutions of our withdrawal liability for certain previous withdrawals. Except in the case of our withdrawals from the Central States Pension Plan, we do not believe any additional liability above the charges we have already recognized for such previous withdrawals could be material to the Company’s business, financial condition, liquidity, results of operations or cash flows. In addition to charges recognized in prior years, we currently estimate that we could incur up to approximately $40 million in future charges based on demands from representatives of the Central States Pension Plan. As a result, we do not anticipate that the final resolution of the Central States Pension Plan matter could be material to the Company’s business, financial condition or liquidity; however, such loss could have a material adverse effect on our cash flows and, to a lesser extent, our results of operations, for a particular reporting period. Similarly, we also do not believe that any future withdrawals, individually or in the aggregate, from the multiemployer pension plans to which we contribute, could have a material adverse effect on our business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer pension plan(s) at the time of such withdrawal(s).

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2012 and 2013 and expect these audits to be completed within the next nine and 21 months, respectively. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are also currently undergoing audits by various state and local jurisdictions that date back to 2000. We are not currently under audit in Canada and, due to the expiration of statutes of limitations, all tax years prior to 2008 are closed. Oakleaf is subject to potential IRS examinations for years dating back to 2009. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition period tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Areas and Wheelabrator are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

Summarized financial information concerning our reportable segments for the three and six months ended June 30 is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
June 30, 2013
Solid Waste:
Tier 1	$891	$(144)	$747	$221
Tier 2	1,641	(313)	1,328	325
Tier 3	871	(139)	732	131
Wheelabrator	215	(27)	188	4
Other	554	(23)	531	(27)

	4,172	(646)	3,526	654
Corporate and Other	—	—	—	(144)

Total	$4,172	$(646)	$3,526	$510

June 30, 2012
Solid Waste:
Tier 1	$851	$(132)	$719	$219
Tier 2	1,595	(277)	1,318	318
Tier 3	856	(131)	725	129
Wheelabrator	206	(32)	174	17
Other	544	(21)	523	(64)

	4,052	(593)	3,459	619
Corporate and Other	—	—	—	(153)

Total	$4,052	$(593)	$3,459	$466

Six Months Ended:
June 30, 2013
Solid Waste:
Tier 1	$1,734	$(277)	$1,457	$428
Tier 2	3,157	(588)	2,569	623
Tier 3	1,697	(267)	1,430	240
Wheelabrator	420	(54)	366	13
Other	1,088	(48)	1,040	(68)

	8,096	(1,234)	6,862	1,236
Corporate and Other	—	—	—	(324)

Total	$8,096	$(1,234)	$6,862	$912

June 30, 2012
Solid Waste:
Tier 1	$1,677	$(248)	$1,429	$428
Tier 2	3,102	(515)	2,587	618
Tier 3	1,661	(244)	1,417	244
Wheelabrator	413	(62)	351	22
Other	1,012	(42)	970	(99)

	7,865	(1,111)	6,754	1,213
Corporate and Other	—	—	—	(346)

Total	$7,865	$(1,111)	$6,754	$867

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

9.    Acquisitions

Greenstar, LLC — On January 31, 2013, we paid $170 million inclusive of certain adjustments, to acquire Greenstar, LLC (“Greenstar”). Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018; a portion of this consideration is contingent based on changes in certain recyclable commodity indexes. This additional consideration had a preliminary estimated fair value at closing of $36 million. Greenstar is an operator of recycling and resource recovery facilities. This acquisition will provide the Company’s customers with greater access to recycling solutions by supplementing the Company’s extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers. For the three and six months ended June 30, 2013, Greenstar recognized revenues of $40 million and $65 million, respectively, and net losses of $4 million and $7 million, respectively, which are included in our Condensed Consolidated Statements of Operations.

The preliminary allocation of purchase price was primarily to “Other intangible assets,” consisting primarily of supplier relationships, which had an estimated fair value of $32 million; “Property and equipment,” which had an estimated fair value of $57 million; and “Goodwill” of $122 million. Goodwill is the result of synergies expected to be achieved from combining the operations of Greenstar with those of the Company. Goodwill has been assigned predominantly to our Areas and, to a lesser extent, our recycling brokerage services, as they are expected to benefit from the synergies of the combination. Goodwill related to this acquisition is deductible for income tax purposes. Adjustments to the preliminary allocation of the purchase price of Greenstar were immaterial for the three and six months ended June 30, 2013.

Other — During the first half of 2013, we also paid approximately $40 million primarily to acquire seven businesses related to our collection and energy services operations. During the first half of 2012, we paid $94 million for interests in oil and gas producing properties through two transactions. The purchase price was allocated primarily to “Property and equipment.” Additionally, we acquired eight other businesses related to our collection and recycling operations in the first half of 2012.

10.    Restructuring

During the first half of 2013, we recognized a total of $10 million of pre-tax restructuring charges, of which $3 million was related to employee severance and benefit costs, including costs associated with our acquisition of Greenstar and our 2012 restructuring. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first half of 2012, we recognized a total of $7 million of employee severance and benefit restructuring charges, including $3 million associated with the reorganization of Oakleaf and certain other actions taken by the Company.

Through June 30, 2013, we had recognized charges of $77 million related to employee severance and benefits associated with our restructuring efforts beginning in 2011 and we have paid approximately $65 million of these costs. At June 30, 2013, we had approximately $9 million of accrued employee severance related to our restructuring efforts, which will be paid through the end of 2014.

11.    Asset Impairments and Unusual Items

(Income) expense from divestitures, asset impairments and unusual items

During the first half of 2013, we recognized net charges of $15 million, primarily related to a $14 million impairment charge at a waste-to-energy facility as a result of projected operating losses. We wrote down the carrying value of the facility’s property, plant and equipment to its estimated fair value. Also included are (i) $6 million of losses on divestitures related to investments in oil and gas producing properties and (ii) $4 million of charges primarily to impair goodwill related to certain of our operations, which are included in our “Other” operations in Note 8. These charges were offset, in part, by gains on divestures of $9 million, largely attributable to the sale of a transfer station in our Greater Mid-Atlantic Area.

During the first half of 2012, we recognized impairment charges of $34 million, relating primarily to two facilities in our medical waste services business as a result of projected operating losses at each of these facilities. We wrote down the carrying values of the facilities’ operating permits and property, plant and equipment to their estimated fair values. Our medical waste services business is included in our “Other” operations in Note 8.

Other income (expense)

During the first quarter of 2013, we recognized impairment charges of $11 million relating to other-than-temporary declines in the value of two investments in waste diversion technologies accounted for under the cost method. Partially offsetting these charges was a $4 million gain on the sale of a similar investment recognized in the second quarter of 2013. These net charges are recorded in “Other, net” in our Condensed Consolidated Statement of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    Accumulated Other Comprehensive Income

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions):

	Six Months Ended June 30, 2013(a)
	Gains and Losses on Derivative Instruments	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2012	$(74)	$4	$276	$(13)	$193
Other comprehensive income (loss) before reclassifications	15	—	(69)	—	(54)
Amounts reclassified from accumulated other comprehensive income	(5)	—	—	—	(5)

Net current period other comprehensive income (loss)	10	—	(69)	—	(59)

Balance, June 30, 2013	$(64)	$4	$207	$(13)	$134

(a)	Amounts in parentheses represent debits to accumulated other comprehensive income.

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Income(a)
Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Statement of Operations Classification
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(2)	$(4)	Interest expense
Treasury rate locks	(1)	(1)	Interest expense
Foreign currency derivatives	11	19	Other, net
Electricity commodity derivatives	(1)	(6)	Operating revenues

	$7	$8	Total before tax

	(3)	(3)	Tax (expense) benefit

Total reclassifications for the period	$4	$5	Net of tax

(a)	Amounts in parentheses represent debits to the statement of operations classification.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at June 30, 2013 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$58	$58	$—	$—
Fixed-income securities	37	—	37	—
Redeemable preferred stock	25	—	—	25
Foreign currency derivatives	8	—	8	—

Total assets	$128	$58	$45	$25

Liabilities:
Interest rate derivatives	$30	$—	$30	$—
Electricity commodity derivatives	4	—	4	—

Total liabilities	$34	$—	$34	$—

		Fair Value Measurements at December 31, 2012 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$127	$127	$—	$—
Fixed-income securities	37	—	37	—
Redeemable preferred stock	25	—	—	25
Electricity commodity derivatives	1	—	1	—

Total assets	$190	$127	$38	$25

Liabilities:
Interest rate derivatives	$42	$—	$42	$—
Foreign currency derivatives	11	—	11	—
Electricity commodity derivatives	5	—	5	—

Total liabilities	$58	$—	$58	$—

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt

At June 30, 2013 and December 31, 2012, the carrying value of our debt was approximately $9.8 billion and $9.9 billion, respectively. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 4.

The estimated fair value of our debt was approximately $10.5 billion at June 30, 2013 and approximately $11.3 billion at December 31, 2012. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments. The decrease in the fair value of our debt when comparing June 30, 2013 with December 31, 2012 is primarily related to recent increases in long-term interest rates, which have caused a decline in market prices for fixed-rate corporate debt securities.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2013 and December 31, 2012. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

Income, losses and cash flows of the LLCs are allocated to the members based on their initial equity ownership percentages until Hancock and CIT achieve targeted returns on their initial capital investments in each respective LLC. All allocations made through June 30, 2013 have been based on initial equity ownership percentages as the target returns have not yet been achieved for either LLC. We currently expect Hancock and CIT to achieve their targeted return on LLC II in late 2013 and Hancock to receive its targeted return on LLC I in late 2014. After the investors have achieved their targeted returns, the LLC agreements provide that we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20%.

Our obligations associated with our interests in the LLCs are primarily related to the lease of the facilities. In addition to our minimum lease payment obligations, we are required to make cash payments to the LLCs for

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of June 30, 2013 and December 31, 2012, our Condensed Consolidated Balance Sheets included $290 million and $296 million, respectively, of net property and equipment associated with the LLCs’ waste-to-energy facilities and $244 million and $245 million, respectively, in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. We recognized reductions in consolidated earnings of $11 million and $22 million for the three and six months ended June 30, 2013, respectively, and $12 million and $25 million for the three and six months ended June 30, 2012, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings, which are included in our consolidated net income. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Investment in U.K. Waste-to-Energy and Recycling Entity — In the first quarter of 2012, we formed a U.K. joint venture (the “JV”), together with a commercial waste management company (“Partner”), to develop, construct, operate and maintain a waste-to-energy and recycling facility in England. We own a 50% interest in the JV. The total cost of constructing this facility is expected to be £200 million, or $304 million based on the exchange rate as of June 30, 2013. The JV will be funded primarily through loans from the joint venture partners and loans under the JV’s credit facility agreements with third-party financial institutions. The funds loaned under the credit facility agreements will be used for the development and construction of the facility. We are committed to provide up to £57 million, or $87 million based on the exchange rate as of June 30, 2013, of funding to the JV. Our actual commitment may be more or less depending on the actual cost of the facility. Through June 30, 2013, we had funded approximately £10 million, or $14 million, through loans and less than $1 million through equity contributions. These amounts are included in our Condensed Consolidated Balance Sheet as long-term “Other assets” and “Investments in unconsolidated entities,” respectively. In addition to the funding commitments described above, the JV has entered into certain foreign currency and interest rate derivatives at the direction of the governmental authority that awarded the project to the JV. The impacts of gains or losses incurred on these derivatives will ultimately be remitted to or recoverable from the governmental authority under the terms of the project, and accordingly, are not reflected in our “Equity in net losses of unconsolidated entities”. We also have guaranteed the performance of certain management services for the project for which our maximum exposure is not material.

In addition, a wholly-owned subsidiary of WM will be responsible for constructing the waste-to-energy facility for the JV under a fixed-price construction contract. Once the facility is constructed, a majority-owned subsidiary of WM will be responsible for operating and maintaining the facility for the JV under a substantially fixed-price operating and maintenance contract. Under the operating and maintenance contract, we have guaranteed our ability to operate this facility at certain performance levels that we believe are achievable. We also will be jointly responsible, along with our Partner, for the performance of sales and marketing services for the JV through a 50%-owned unconsolidated entity. The fixed-price components of the above mentioned

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts were established based on estimates of expected construction, operation and maintenance costs. However, we may not achieve the financial results anticipated and could incur losses if the actual costs differ from the costs established in the contracts. A range of our exposure to potential loss under these contracts cannot presently be estimated.

We determined that we are not the primary beneficiary of the JV as all decision-making responsibility is shared jointly with our Partner. As such, we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate this entity.

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility. Along with another equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. As of June 30, 2013 and December 31, 2012, our investment balance was $25 million and $19 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Required capital contributions commenced in the first quarter of 2013 and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Federal Low-Income Housing Tax Credits — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. As of June 30, 2013 and December 31, 2012, our investment balance was $142 million and $153 million, respectively, and our debt balance was $140 million and $152 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheet. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.” These trusts had a fair value of $126 million at June 30, 2013 and $125 million at December 31, 2012. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheet, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $108 million as of June 30, 2013 and $110 million as of December 31, 2012.

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

15.    Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2013

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$50	$—	$104	$—	$154
Other current assets	—	6	2,244	—	2,250

	50	6	2,348	—	2,404
Property and equipment, net	—	—	12,469	—	12,469
Investments in and advances to affiliates	12,786	16,454	3,799	(33,039)	—
Other assets	42	12	8,085	—	8,139

Total assets	$12,878	$16,472	$26,701	$(33,039)	$23,012

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$563	$—	$213	$—	$776
Accounts payable and other current liabilities	126	13	2,107	—	2,246

	689	13	2,320	—	3,022
Long-term debt, less current portion	5,680	449	2,865	—	8,994
Other liabilities	—	—	4,178	—	4,178

Total liabilities	6,369	462	9,363	—	16,194
Equity:
Stockholders’ equity	6,509	16,010	17,029	(33,039)	6,509
Noncontrolling interests	—	—	309	—	309

	6,509	16,010	17,338	(33,039)	6,818

Total liabilities and equity	$12,878	$16,472	$26,701	$(33,039)	$23,012

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2013

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,526	$—	$3,526
Costs and expenses	—	1	3,015	—	3,016

Income from operations	—	(1)	511	—	510

Other income (expense):
Interest income (expense)	(91)	(8)	(22)	—	(121)
Equity in earnings of subsidiaries, net of taxes	299	305	—	(604)	—
Other, net	—	—	(6)	—	(6)

	208	297	(28)	(604)	(127)

Income before income taxes	208	296	483	(604)	383
Provision for (benefit from) income taxes	(36)	(3)	166	—	127

Consolidated net income	244	299	317	(604)	256
Less: Net income attributable to noncontrolling interests	—	—	12	—	12

Net income attributable to Waste Management, Inc.	$244	$299	$305	$(604)	$244

Three Months Ended June 30, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,459	$—	$3,459
Costs and expenses	—	—	2,993	—	2,993

Income from operations	—	—	466	—	466

Other income (expense):
Interest income (expense)	(88)	(8)	(24)	—	(120)
Equity in earnings of subsidiaries, net of taxes	262	267	—	(529)	—
Other, net	—	—	(12)	—	(12)

	174	259	(36)	(529)	(132)

Income before income taxes	174	259	430	(529)	334
Provision for (benefit from) income taxes	(34)	(3)	152	—	115

Consolidated net income	208	262	278	(529)	219
Less: Net income attributable to noncontrolling interests	—	—	11	—	11

Net income attributable to Waste Management, Inc.	$208	$262	$267	$(529)	$208

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2013

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$6,862	$—	$6,862
Costs and expenses	—	1	5,949	—	5,950

Income from operations	—	(1)	913	—	912

Other income (expense):
Interest income (expense)	(180)	(16)	(46)	—	(242)
Equity in earnings of subsidiaries, net of taxes	521	532	—	(1,053)	—
Other, net	—	—	(25)	—	(25)

	341	516	(71)	(1,053)	(267)

Income before income taxes	341	515	842	(1,053)	645
Provision for (benefit from) income taxes	(71)	(6)	290	—	213

Consolidated net income	412	521	552	(1,053)	432
Less: Net income attributable to noncontrolling interests	—	—	20	—	20

Net income attributable to Waste Management, Inc.	$412	$521	$532	$(1,053)	$412

Six Months Ended June 30, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$6,754	$—	$6,754
Costs and expenses	—	—	5,887	—	5,887

Income from operations	—	—	867	—	867

Other income (expense):
Interest income (expense)	(176)	(16)	(49)	—	(241)
Equity in earnings of subsidiaries, net of taxes	486	496	—	(982)	—
Other, net	—	—	(20)	—	(20)

	310	480	(69)	(982)	(261)

Income before income taxes	310	480	798	(982)	606
Provision for (benefit from) income taxes	(69)	(6)	279	—	204

Consolidated net income	379	486	519	(982)	402
Less: Net income attributable to noncontrolling interests	—	—	23	—	23

Net income attributable to Waste Management, Inc.	$379	$486	$496	$(982)	$379

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2013
Comprehensive income	$252	$299	$283	$(604)	$230
Less: Comprehensive income attributable to noncontrolling interests	—	—	12	—	12

Comprehensive income attributable to Waste Management, Inc.	$252	$299	$271	$(604)	$218

Three Months Ended June 30, 2012
Comprehensive income	$190	$262	$253	$(529)	$176
Less: Comprehensive income attributable to noncontrolling interests	—	—	11	—	11

Comprehensive income attributable to Waste Management, Inc.	$190	$262	$242	$(529)	$165

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended June 30, 2013
Comprehensive income	$422	$521	$483	$(1,053)	$373
Less: Comprehensive income attributable to noncontrolling interests	—	—	20	—	20

Comprehensive income attributable to Waste Management, Inc.	$422	$521	$463	$(1,053)	$353

Six Months Ended June 30, 2012
Comprehensive income	$366	$486	$523	$(982)	$393
Less: Comprehensive income attributable to noncontrolling interests	—	—	23	—	23

Comprehensive income attributable to Waste Management, Inc.	$366	$486	$500	$(982)	$370

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$412	$521	$552	$(1,053)	$432
Equity in earnings of subsidiaries, net of taxes	(521)	(532)	—	1,053	—
Other adjustments	14	—	676	—	690

Net cash provided by (used in) operating activities	(95)	(11)	1,228	—	1,122

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(210)	—	(210)
Capital expenditures	—	—	(501)	—	(501)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	74	—	74
Net receipts from restricted trust and escrow accounts and other, net	—	—	(56)	—	(56)

Net cash provided by (used in) investing activities	—	—	(693)	—	(693)

Cash flows from financing activities:
New borrowings	—	—	71	—	71
Debt repayments	(65)	—	(203)	—	(268)
Cash dividends	(341)	—	—	—	(341)
Exercise of common stock options	98	—	—	—	98
Distributions paid to noncontrolling interests and other	7	—	(32)	—	(25)
(Increase) decrease in intercompany and investments, net	386	11	(397)	—	—

Net cash provided by (used in) financing activities	85	11	(561)	—	(465)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)

Increase (decrease) in cash and cash equivalents	(10)	—	(30)	—	(40)
Cash and cash equivalents at beginning of period	60	—	134	—	194

Cash and cash equivalents at end of period	$50	$—	$104	$—	$154

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

16.    Subsequent Event

On July 5, 2013, we acquired substantially all of the assets of RCI Environnement Inc., the largest waste management company in Quebec, and certain related entities for a price of C$480 million, or $454 million. Total consideration, inclusive of amounts for estimated working capital, paid at closing was C$509 million, or $481 million, and is subject to certain post-closing adjustments. The acquisition was funded primarily with C$500 million, or $473 million, of cash proceeds from a term loan under our 2012 Canadian credit facility. Under the terms and conditions of our 2012 Canadian credit facility, interest on our term loan advances will be based on a 1.4% spread from the applicable Canadian Dealer Offered Rate (CDOR). Our initial CDOR-based advances, which have terms of one month and three months, have a weighted average effective rate of approximately 2.7%. While our outstanding advances have short-term maturities, they may be renewed under the terms of the facility through its maturity. The maturity date of the Canadian credit facility, including the term loan, is November 7, 2017. Waste Management of Canada Corporation and WM Quebec Inc. are the borrowers under the Canadian credit facility, and WM and WM Holdings are guarantors.

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, recycling and resource recovery, and disposal services. Through our subsidiaries, we are also a leading developer, operator and owner of waste-to-energy and landfill gas-to-energy facilities in the United States.

Overview

Every day, Waste Management is helping industries, communities and individuals reduce, reuse and remove waste better through sound sustainability strategies. We are developing and implementing new ways to handle and extract value from waste, while maintaining our day-to-day focus on collecting and handling our customers’ waste efficiently and responsibly. Our employees are committed to delivering environmental performance — our mission is to maximize resource value, while minimizing environmental impact, so that both our economy and our environment can thrive. Drawing on our resources and experience, we actively pursue projects and initiatives that benefit the waste industry, the customers and communities we serve and the environment.

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

Highlights of our financial results for the current quarter include:

•

Revenues of $3,526 million compared with $3,459 million in the second quarter of 2012, an increase of $67 million, or 1.9%. This increase in revenues is primarily attributable to (i) positive revenue growth from yield on our collection and disposal operations of $60 million, or 2.1%, the highest since the first quarter of 2011; and (ii) revenue from acquisitions, driven in large part by our acquisition of Greenstar, which increased revenue by $40 million. These increases were partially offset by lower recyclable commodity prices and lower volumes, which decreased our revenues by $45 million and $20 million, respectively;

•

Operating expenses of $2,311 million, or 65.5% of revenues, compared with $2,260 million, or 65.3% of revenues, in the second quarter of 2012. This increase of $51 million is largely due to our acquisition of Greenstar, which increased operating expenses by $39 million, and was primarily related to cost of goods sold and to a lesser extent, labor and related benefits. Also contributing to the increase were the impacts of higher processing costs in our recycling business associated with outbound quality control. The increases attributable to Greenstar were offset by related revenue increases noted above;

•

Selling, general and administrative expenses decreased by $21 million, or 5.6%, from $374 million in the second quarter of 2012 to $353 million in the second quarter of 2013, driven in large part by our restructuring efforts and cost control initiatives;

•	Income from operations of $510 million, or 14.5% of revenues, compared with $466 million, or 13.5% of revenues, in the second quarter of 2012; and

•	Net income attributable to Waste Management, Inc. of $244 million, or $0.52 per diluted share, as compared with $208 million, or $0.45 per diluted share in the second quarter of 2012.

The comparability of our diluted earnings per share in the second quarter of 2013 has been affected by the recognition of impairment and restructuring charges primarily related to an impairment of a waste-to-energy facility as result of projected operating losses. These items had a negative impact of $0.02 on our diluted earnings per share.

Our second quarter of 2012 results were affected by the following:

•

The recognition of pre-tax impairment charges of $34 million, related primarily to two facilities in our medical waste services business, which had an unfavorable impact of $0.04 on our diluted earnings per share;

•

The recognition of a pre-tax non-cash charge of $10 million associated with the partial withdrawal from an underfunded multiemployer pension plan, which had a negative impact of $0.01 on our diluted earnings per share; and

•

Pre-tax costs aggregating $5 million from a combination of restructuring charges and integration costs associated with our acquisition of Oakleaf, which had a negative impact of $0.01 on our diluted earnings per share.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be the same as similarly-titled measures presented by other companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$545	$669	$1,122	$1,144
Capital expenditures	(235)	(351)	(501)	(730)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	37	14	74	20

Free cash flow	$347	$332	$695	$434

When comparing our cash flow from operating activities for the three and six months ended June 30, 2013 to the comparable periods in 2012, the decrease was primarily related to higher income tax payments, as well as a cash receipt of $72 million resulting from the termination of interest rate swaps in April 2012. The year-over-year decline was partially offset by higher cash earnings and the favorable impact of $86 million resulting from significantly lower annual incentive plan payments made in the first quarter of 2013 than were made in the first quarter of 2012.

The decrease in capital expenditures when comparing the first six months of 2013 with the prior year period can generally be attributed to increased focus on capital spending management and the impact of timing differences associated with cash payments for the previous years’ fourth quarter capital spending.

Acquisition of Greenstar

On January 31, 2013, we paid $170 million inclusive of certain adjustments, to acquire Greenstar, LLC (“Greenstar”). Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018; a portion of this consideration is contingent based on changes in certain recyclable commodity indexes. This additional consideration had a preliminary estimated fair value at closing of $36 million. Greenstar is an operator of recycling and resource recovery facilities. This acquisition will provide the Company’s customers with greater access to recycling solutions by supplementing the Company’s extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers. For the three and six months ended June 30, 2013, Greenstar recognized revenues of $40 million and $65 million, respectively, and net losses of $4 million and $7 million, respectively, which are included in our Condensed Consolidated Statements of Operations.

Subsequent Event

On July 5, 2013, we acquired substantially all of the assets of RCI Environnement Inc., the largest waste management company in Quebec, and certain related entities for a price of C$480 million, or $454 million. Total consideration, inclusive of amounts for estimated working capital, paid at closing was C$509 million, or $481 million, and is subject to certain post-closing adjustments. The acquisition was funded primarily with C$500 million, or $473 million, of cash proceeds from a term loan under our 2012 Canadian credit facility. Under the terms and conditions of our 2012 Canadian credit facility, interest on our term loan advances will be based on a 1.4% spread from the applicable Canadian Dealer Offered Rate (CDOR). Our initial CDOR-based advances, which have terms of one month and three months, have a weighted average effective rate of approximately 2.7%. While our outstanding advances have short-term maturities, they may be renewed under the terms of the facility through its maturity. The maturity date of the Canadian credit facility, including the term loan, is November 7, 2017. Waste Management of Canada Corporation and WM Quebec Inc. are the borrowers under the Canadian credit facility, and WM and WM Holdings are guarantors.

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

We also provide additional services that are not managed through our Solid Waste or Wheelabrator businesses, including WM Sustainability Business Services (which includes our acquired Oakleaf operations), recycling brokerage services, electronic recycling services, in-plant services, landfill gas-to-energy services, integrated medical waste services, expanded service offerings and solutions. Part of our expansion of services includes offering fluorescent bulb and universal waste mail-back through our LampTracker® program and portable self-storage services. In addition, we have made investments that involve the acquisition and development of interests in oil and gas producing properties. These operations are presented as “Other” in the table below. Shown below (in millions) is the contribution to revenues during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Solid Waste	$3,403	$3,302	$6,588	$6,440
Wheelabrator	215	206	420	413
Other	554	544	1,088	1,012
Intercompany	(646)	(593)	(1,234)	(1,111)

Total	$3,526	$3,459	$6,862	$6,754

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial	$855	$855	$1,695	$1,720
Residential	652	650	1,297	1,288
Industrial	558	536	1,070	1,038
Other	68	66	126	134

Total collection	2,133	2,107	4,188	4,180
Landfill	716	676	1,344	1,291
Transfer	345	331	645	629
Wheelabrator	215	206	420	413
Recycling	366	369	724	714
Other	397	363	775	638
Intercompany	(646)	(593)	(1,234)	(1,111)

Total	$3,526	$3,459	$6,862	$6,754

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended June 30, 2013 vs. 2012		Period-to-Period Change for the Six Months Ended June 30, 2013 vs. 2012
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$33	1.0%	$47	0.7%
Volume	(20)	(0.6)	(34)	(0.5)

Internal revenue growth	13	0.4	13	0.2
Acquisitions	57	1.6	101	1.5
Divestitures	(1)	—	(2)	—
Foreign currency translation	(2)	(0.1)	(4)	(0.1)

	$67	1.9%	$108	1.6%

(a)

Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,458 million and $6,752 million for the three- and six-month periods, respectively).

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

	Period-to-Period Change for the Three Months Ended June 30, 2013 vs. 2012		Period-to-Period Change for the Six Months Ended June 30, 2013 vs. 2012
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection, landfill and transfer	$60	2.2%	$102	1.9%
Waste-to-energy disposal(ii)	—	—	(5)	(2.3)

Collection and disposal(ii)	60	2.1	97	1.7
Recycling commodities	(45)	(12.2)	(85)	(11.8)
Electricity(ii)	4	6.6	10	8.1
Fuel surcharges and mandated fees	14	8.9	25	8.1

Total	$33	1.0%	$47	0.7%

(i)

Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three and six months ended June 30, 2012 adjusted to exclude the impacts of divestitures (in millions):

	Denominator
	Three Months Ended June 30	Six Months Ended June 30
Related business revenues:
Collection, landfill and transfer	$2,764	$5,386
Waste-to-energy disposal	106	215

Collection and disposal	2,870	5,601
Recycling commodities	369	718
Electricity	61	123
Fuel surcharges and mandated fees	158	310

Total Company	$3,458	$6,752

(ii)

Average revenue growth from yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator business and our landfill gas-to-energy operations, which are reported as “Electricity” revenues.

Our revenues increased $67 million, or 1.9%, for the three months ended June 30, 2013 as compared with the prior year period and $108 million, or 1.6%, for the six months ended June 30, 2013 as compared with the prior year period. During the three- and six-month periods, our current period revenue growth has been driven by (i) revenues from acquisitions, particularly the acquisition of Greenstar, which increased consolidated revenues $40 million and $65 million for the three and six months ended June 30, 2013, respectively; (ii) increased revenue growth from our collection and disposal average yield; (iii) higher revenues provided by our fuel surcharge program; and (iv) higher electricity prices at our merchant waste-to-energy facilities. Offsetting these revenue increases were lower recyclable commodity prices, revenue declines due to lower volumes, and foreign currency translation, which affects revenues from our Canadian operations.

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

Our revenue growth from yield on our collection and disposal lines of business was $60 million, or 2.1%, and $97 million, or 1.7%, for the three and six months ended June 30, 2013, respectively. This increase in revenue from yield was primarily driven by our collection operations with growth of $56 million and $97 million for the three and six months ended June 30, 2013, respectively.

We experienced growth in all three of our principal collection lines of business in 2013. Our industrial line of business experienced positive revenue growth from yield of 4.8% in the current quarter as compared with 3.5% in the first quarter of 2013. We achieved 3.1% revenue growth from yield in our commercial line of business in the second quarter of 2013 as compared with 1.8% in the first quarter of 2013. We attribute part of the sequential revenue growth from yield in our commercial and industrial lines of business to the new regulatory cost recovery fee that we instituted in April 2013 to help us recover a portion of the significant regulatory costs and fees, such as host fees and disposal taxes, that have not been recouped by our pricing programs. For the three months ended June 30, 2013, we experienced 1.5% revenue growth from yield in our residential line of business, which is a significant improvement from the 0.6% revenue growth from yield for full year 2012. Our effort to increase yield in our residential line of business is a challenge due principally to a very competitive environment. A high percentage of our residential business is in municipal franchise markets, and many municipalities are facing significant budget challenges, which results in very competitive bid processes as we rebid contracts and try to win new contracts. Furthermore, the industry trend to offer added services to new and existing municipal contracts, such as recycling, often at below average market rates, puts additional pressure on yield growth in our residential line of business. Finally, yield growth from our landfill and transfer station operations increased slightly in the current quarter. Improving yield in our landfill business has proved to be a challenge, due in part to excess disposal capacity that exists in many of the markets in which we own or operate landfills.

The $5 million revenue decline from yield in our waste-to-energy disposal line of business for the six months ended June 30, 2013 occurred principally in the first three months of 2013 and was due to the expiration and renegotiation of two long-term waste-to-energy disposal contracts in South Florida. The interim agreements for these two contracts expired in July 2013. The renegotiated contracts will have a negative impact on our revenue growth from yield in the second half of 2013.

Revenues from our environmental fee, which are included in average revenue growth from yield on collection and disposal, increased $2 million for both the three and six months ended June 30, 2013. These revenues were $87 million and $171 million for the three and six months ended June 30, 2013 as compared with $85 million and $169 million for the three and six months ended June 30, 2012, respectively. Additionally, as mentioned above, we instituted a new regulatory cost recovery fee in April 2013 that contributed approximately $8 million to revenue growth this quarter.

Recycling commodities — Decreases in the prices of the recycling commodities we sold resulted in revenue declines of $45 million and $85 million for the three and six months ended June 30, 2013, respectively, with an estimated negative impact on income from operations of approximately $18 million and $30 million for the three and six months ended June 30, 2013, respectively. During the first half of 2013, our year-over-year commodity prices declined about 12% as compared with the same prior year period.

Fuel surcharges and mandated fees — These revenues are predominantly generated by our fuel surcharge program which increased by $13 million and $22 million for the three and six months ended June 30, 2013, respectively. These increases are primarily attributable to fluctuations in the national average prices for diesel fuel on which our surcharge is based. The fuel surcharge revenue increase was aided by increases in the factor applied to diesel fuel prices in order to calculate the surcharge. The mandated fees included in this line item are primarily related to the pass-through of fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations.

Volume — Changes in our volume caused our revenue to decrease $20 million, or 0.6%, and $34 million, or 0.5%, for the three and six months ended June 30, 2013, respectively. We continue to experience revenue declines in our collection business, principally due to lower volumes in our commercial collection, and to a lesser extent, our residential line of business, which we attribute to the effects of pricing, competition and diversion of waste by customers. Additionally, for the three months ended June 30, 2013, we experienced revenue declines due to lower volumes associated with the loss of certain strategic accounts including certain large retail mall customers. Partially offsetting these revenue decreases were revenue growth from higher landfill volumes. Finally, revenue growth was negatively affected as a result of two less workdays in the first six months of 2013 as compared with the same prior year period.

Acquisitions and divestitures — Revenues increased $57 million and $101 million for the three and six months ended June 30, 2013, respectively, due to acquisitions. This increase was principally associated with our acquisition of Greenstar, which is reported in our “Recycling” line of business, demonstrating our focus on investments that allow us to extract value from the waste stream.

Operating Expenses

Our operating expenses increased by $51 million, or 2.3%, and $94 million, or 2.1% for the three and six months ended June 30, 2013 as compared with the three and six months ended June 30, 2012, respectively. Our operating expenses as a percentage of revenues increased from 65.3% in the second quarter of 2012 to 65.5% in the current quarter, and increased from 65.5% for the six months ended June 30, 2012 to 65.9% for the six months ended June 30, 2013. The increase in our operating expenses during the three and six months ended June 30, 2013 can largely be attributed to the following:

•

Recycling operations — In January 2013 we acquired Greenstar, LLC, an operator of recycling and resource recovery facilities. The acquisition increased operating expenses by $39 million in the current quarter and $63 million in the six months ended June 30, 2013, primarily increasing cost of goods sold and, to a lesser extent, labor and related benefits and other categories. Also contributing to the increases for the reported periods were the impacts of higher processing costs associated with outbound quality control. The increases in operating expenses associated with Greenstar were offset by increased revenues resulting from the acquisition in both the three and six months ended June 30, 2013.

The following table summarizes the major components of our operating expenses, which include the impact of foreign currency translation, for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2013	2012			2013	2012
Labor and related benefits	$626	$605	$21	3.5%	$1,233	$1,198	$35	2.9%
Transfer and disposal costs	257	256	1	0.4	482	468	14	3.0
Maintenance and repairs	301	290	11	3.8	603	592	11	1.9
Subcontractor costs	294	299	(5)	(1.7)	573	575	(2)	(0.3)
Cost of goods sold	256	250	6	2.4	494	482	12	2.5
Fuel	154	162	(8)	(4.9)	302	324	(22)	(6.8)
Disposal and franchise fees and taxes	170	159	11	6.9	319	304	15	4.9
Landfill operating costs	54	55	(1)	(1.8)	112	110	2	1.8
Risk management	62	57	5	8.8	124	118	6	5.1
Other	137	127	10	7.9	278	255	23	9.0

	$2,311	$2,260	$51	2.3%	$4,520	$4,426	$94	2.1%

Other significant changes in our operating expenses are discussed below.

•

Labor and related benefits — The increase was largely due to (i) increased contract labor principally attributed to the recycling and, to a lesser extent, residential lines of business; (ii) higher wages due to merit increases effective in the second quarter; (iii) lower bonus expense in the prior year periods due to lower anticipated payouts; and the Greenstar acquisition. These increases were offset in part by (i) a non-cash charge incurred during the second quarter of 2012 as a result of our partial withdrawal from an underfunded multiemployer pension plan and (ii) lower year-over-year costs resulting from fewer workdays in the first quarter of 2013.

•

Maintenance and repairs — Increases for the second quarter of 2013 as compared with the same period of the prior year were driven by costs associated with our waste-to-energy facilities, although for the six-month comparisons these costs were relatively flat due to the timing of the planned maintenance projects. Further affecting the comparisons were (i) increased fleet maintenance costs, including services provided by third parties, tires, parts and internal shop labor costs and (ii) increased costs associated with assets acquired from Greenstar.

•

Subcontractor costs — The decrease in subcontractor costs was driven in large part by lower costs in our WM Sustainability Business Services, offset in part by higher costs driven by special waste projects in several of our Areas.

•

Cost of goods sold — The increase in cost of goods sold can be attributed in part to higher customer rebates resulting from volume improvement in our recycling commodity business driven primarily by the Greenstar acquisition. Lower market prices for recyclable commodities in the current periods as compared with the same periods last year partially offset the increase.

•

Fuel — The decrease in fuel expense when compared to the prior year period was due to (i) a retroactive CNG fuel excise tax credit recognized in the first quarter of 2013; (ii) lower fuel purchases due to reduced collection volumes; and (iii) lower costs as we convert our fleet to CNG vehicles. Variability in market prices for diesel fuel during the reported periods have also affected the comparability of these costs on a year-over-year basis. Diesel fuel prices declined when comparing Q2 2013 with the same period of the prior year, offsetting the impact of higher market prices in Q1 2013 compared with Q1 2012. After adjusting for the aforementioned fuel excise credit in the first quarter of 2013, our fuel costs were recovered by fuel surcharges in the three and six months ended June 30, 2013.

•

Disposal and franchise fees and taxes — Increased costs can be attributed to (i) a disputed disposal surcharge at one of our waste-to-energy facilities; (ii) higher municipal franchise fees relating to the collection line of business in certain Areas; and (iii) higher disposal fees and taxes due to higher landfill volumes.

•	Risk management — Increased costs were driven mainly by higher workers’ compensation claims.

•

Other — Increases for the three- and six-month periods ended June 30, 2013 compared to prior year periods can be attributed to: (i) telecommunications, driven by our initiative to equip our fleet with onboard computers; (ii) rentals; (iii) property taxes; and (iv) utilities.

Selling, General and Administrative

Our selling, general and administrative expenses decreased by $21 million, or 5.6%, and $38 million, or 4.9%, when comparing the three and six months ended June 30, 2013 with the comparable prior year periods. As a percentage of revenue, our selling, general and administrative expenses decreased from 10.8% for the second quarter of 2012 to 10.0% for the second quarter of 2013, and decreased from 11.6% for the six months ended June 30, 2012 to 10.8% for the six months ended June 30, 2013.

The following table summarizes the major components of our selling, general and administrative expenses for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2013	2012			2013	2012
Labor and related benefits	$223	$211	$12	5.7%	$461	$456	$5	1.1%
Professional fees	34	47	(13)	(27.7)	66	87	(21)	(24.1)
Provision for bad debts	6	14	(8)	(57.1)	26	29	(3)	(10.3)
Other	90	102	(12)	(11.8)	190	209	(19)	(9.1)

	$353	$374	$(21)	(5.6)%	$743	$781	$(38)	(4.9)%

Labor and related benefits — Factors affecting the current year change in our labor and related benefits costs include:

•

Higher incentive compensation costs of $18 million and $28 million for the three-and six-month periods ended June 30, 2013, respectively, due to expectations of achieving a greater percentage of full year targets.

•

Higher non-cash compensation charges of $14 million and $22 million for the three- and six-month periods ended June 30, 2013, respectively, attributable to our long-term incentive plan due to the recognition of expense for the payout of performance share units granted in 2010, which was approved in the first quarter of 2013. Expense associated with these awards had been reversed in the second quarter of 2012 when it no longer appeared probable that threshold performance would be achieved.

•	Cost savings realized from our 2012 reorganization of approximately $18 million and $36 million for the three- and six-month periods ended June 30, 2013, respectively.

•	Lower payroll tax expense related to the lower annual incentive plan payout to participants in 2013 as compared to 2012.

Professional fees — In 2013, our professional fees decreased when compared with the comparable prior year periods, primarily due to (i) consulting fees incurred during 2012 associated with the start-up phase of our cost savings programs and (ii) higher costs in 2012 related to international expansion of our waste-to-energy business, particularly during the three months ended June 30, 2012.

Provision for bad debts — The changes in our bad debt expense have been driven principally by the collection issues we have experienced in our Puerto Rico operations and the offsetting favorable impact of the subsequent collection of certain of those reserved receivables.

Other — During the current year, controllable costs associated with advertising, travel and entertainment, building and equipment costs, computer costs, and seminars and education have declined as a result of our continued focus on cost-control initiatives.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2013	2012			2013	2012
Depreciation of tangible property and equipment	$213	$208	$5	2.4%	$422	$415	$7	1.7%
Amortization of landfill airspace	107	97	10	10.3	203	190	13	6.8
Amortization of intangible assets	19	18	1	5.6	37	35	2	5.7

	$339	$323	$16	5.0%	$662	$640	$22	3.4%

Restructuring

During the first half of 2013, we recognized a total of $10 million of pre-tax restructuring charges, of which $3 million was related to employee severance and benefit costs, including costs associated with our acquisition of Greenstar and our 2012 restructuring. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

During the first half of 2012, we recognized a total of $7 million of employee severance and benefit restructuring charges, including $3 million associated with the reorganization of Oakleaf and certain other actions taken by the Company.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

During the first half of 2013, we recognized net charges of $15 million, primarily related to a $14 million impairment charge at a waste-to-energy facility as a result of projected operating losses. We wrote down the carrying value of the facility’s property, plant and equipment to its estimated fair value. Also included are (i) $6 million of losses on divestitures related to investments in oil and gas producing properties and (ii) $4 million of charges primarily to impair goodwill related to certain of our operations, which are included in our “Other” operations in Note 8 to the Condensed Consolidated Financial Statements. These charges were offset, in part, by gains on divestures of $9 million, largely attributable to the sale of a transfer station in our Greater Mid-Atlantic Area.

During the first half of 2012, we recognized impairment charges of $34 million, relating primarily to two facilities in our medical waste services business as a result of projected operating losses at each of these facilities. We wrote down the carrying values of the facilities’ operating permits and property, plant and equipment to their estimated fair values. Our medical waste services business is included in our “Other” operations in Note 8 to the Condensed Consolidated Financial Statements.

Income from Operations

The following table summarizes income from operations for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2013	2012			2013	2012
Solid Waste	$677	$666	$11	1.7%	$1,291	$1,290	$1	0.1%
Wheelabrator	4	17	(13)	(76.5)	13	22	(9)	(40.9)
Other	(27)	(64)	37	(57.8)	(68)	(99)	31	(31.3)
Corporate and Other.	(144)	(153)	9	(5.9)	(324)	(346)	22	(6.4)

Total	$510	$466	$44	9.4%	$912	$867	$45	5.2%

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three and six months ended June 30, 2013 as compared with the prior year periods are summarized below:

•

Our base business excluding recycling benefited from (i) internal revenue growth, principally in our collection and landfill lines of business and (ii) increased fuel recovery. These favorable variances were partially offset by net cost increases including higher transfer and disposal costs, principally in the current quarter, and maintenance and repair costs, primarily in the first quarter of 2013.

•

Our recycling business contributed unfavorably compared to prior year periods driven primarily by: (i) lower market prices for recyclable commodities; (ii) higher processing costs driven in part by increased outbound quality control; and (iii) operating losses related to the acquired operations of Greenstar.

Other items affecting the reported periods include:

•	benefits realized as a result of our July 2012 restructuring and ongoing cost containment efforts;

•	decreased labor costs due to a non-cash charge incurred in the second quarter of 2012 as a result of our withdrawal from an underfunded multi-employer pension plan;

•	reduced fuel expense due to a retroactive CNG excise fuel tax credit recognized in the first quarter of 2013;

•	changes in bad debt expense driven principally by the collection issues in our Puerto Rico operations offset by the favorable impact of the subsequent collection of certain reserved receivables;

•	increased labor due to merit increases effective in the second quarter and higher incentive compensation costs due to expectations of achieving a greater percentage of full year targets; and

•	increased labor costs due to the reclassification of employees from Corporate to Solid Waste.

Significant items affecting the comparability of the remaining components of our results of operations for the three months and six months ended June 30, 2013 are summarized below:

Wheelabrator — The decrease in income from operations of our Wheelabrator business for the three and six months ended June 30, 2013 as compared to 2012 was largely driven by (i) impairment charges at a waste-to-energy facility as a result of projected operating losses and (ii) a disputed disposal surcharge at another waste-to-energy facility. The volatility in maintenance and repair costs, primarily due to differences in the timing and scope of planned maintenance activities, unfavorably impacted the current quarter while remaining relatively flat for the six months ended June 30, 2013. These unfavorable variances were partially offset by improved energy prices.

Other — Significant items affecting the comparability of results for the periods presented include:

•

impairment charges recognized during the second quarter of 2012 relating primarily to two facilities in our medical waste services business as a result of projected operating losses at each of these facilities;

•	reduced labor cost due to the reclassification of employees from Other to Solid Waste;

•	improved results from our growth initiatives, which include our organics and healthcare businesses;

•	benefits realized as result of our July 2012 restructuring and ongoing cost containment efforts;

•	losses from continued efforts to integrate our strategic accounts business with Oakleaf, including the loss of certain strategic accounts;

•	higher administrative and restructuring costs associated with the acquired operations of Greenstar; and

•	higher labor costs including annual merit increases and higher expected incentive compensation payouts.

Corporate and Other — Significant items affecting the comparability of expenses for the periods presented include:

•	benefits realized as result of our July 2012 restructuring and ongoing cost containment efforts;

•	decreased professional fees primarily due to higher consulting fees incurred during 2012 in connection with the start-up phase of our cost savings programs;

•	a favorable adjustment to our estimated environmental remediation obligations and recovery assets in the second quarter of 2013 due to increases in U.S. Treasury rates;

•	reduced labor costs due to the reclassification of employees from Corporate to Solid Waste; and

•	higher labor costs including annual merit increases and higher expected incentive compensation payouts.

Interest Expense

Our interest expense was $122 million and $244 million during the three and six months ended June 30, 2013, respectively, compared with $121 million and $243 million during the three and six months ended June 30,

2012, respectively. Our interest expense is flat in spite of a slight increase in our average debt balances. This is primarily attributable to interest expense reductions that have been achieved by remarketing tax-exempt debt at lower rates and issuing new debt at lower fixed interest rates than debt repaid upon scheduled maturities.

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

Other, net

We recognized other, net income of $2 million for the three months ended June 30, 2013 and other, net expense of $9 million for the six months ended June 30, 2013, compared with other, net expense of $1 million and $2 million for the three and six months ended June 30, 2012, respectively. During the first quarter of 2013, we recognized impairment charges of $11 million relating to other-than-temporary declines in the value of two investments in waste diversion technologies accounted for under the cost method. Partially offsetting these charges was a $4 million gain on the sale of a similar investment recognized in the second quarter of 2013.

Provision for Income Taxes

We recorded a provision for income taxes of $127 million during the second quarter of 2013, representing an effective income tax rate of 33.2%, compared with a provision for income taxes of $115 million during the second quarter of 2012, representing an effective income tax rate of 34.3%. Our effective income tax rate for the first half of 2013 was 33.0% compared with 33.6% for the first half of 2012.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes by $10 million and $6 million, respectively, for the three months ended June 30, 2013 and by $17 million and $9 million, for the six months ended June 30, 2013. These investments reduced our provision for income taxes by $9 million and $5 million, respectively, for the three months ended June 30, 2012 and by $16 million and $8 million, respectively, for the six months ended June 30, 2012. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $12 million and $20 million for the three and six month ended June 30, 2013, respectively, and $11 million and $23 million for the three and six months ended June 30, 2012, respectively. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator business. Refer to Note 14 to the Condensed Consolidated Financial Statements for information related to the consolidation of these variable interest entities.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of June 30, 2013 and December 31, 2012 (dollars in millions):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$154	$194

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$126	$125
Tax-exempt bond funds	—	1
Other	12	12

Total restricted trust and escrow accounts	$138	$138

Debt:
Current portion	$776	$743
Long-term portion	8,994	9,173

Total debt	$9,770	$9,916

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$69	$79

As of June 30, 2013, we had (i) $902 million of debt maturing within the next 12 months, including $335 million of borrowings outstanding under the revolving credit facility, U.S.$24 million of advances outstanding under our Canadian credit facility, $350 million of 5.0% senior notes that mature in March 2014 and $110 million of tax-exempt bonds and (ii) $577 million of tax-exempt borrowings subject to repricing within the next 12 months. Based on our intent and ability to refinance a portion of this debt on a long-term basis as of June 30, 2013, we have classified $703 million of this debt as long-term and the remaining $776 million as current obligations.

In July 2013, we amended and restated our $2.0 billion revolving credit facility, increasing our total credit capacity to $2.25 billion and extending the term through July 2018.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six-month periods ended June 30 (in millions):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$1,122	$1,144

Net cash used in investing activities	$(693)	$(903)

Net cash used in financing activities	$(465)	$(262)

Net Cash Provided by Operating Activities — We generated $1,122 million of cash flow from operating activities during the six-month period ended June 30, 2013, compared with $1,144 million during the six-month period ended June 30, 2012. The $22 million decrease was primarily driven by the items described below:

•

Increased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $111 million higher on a year-over-year basis due to higher pre-tax earnings and the timing of estimated tax payments.

•

Termination of interests rate swaps — In April 2012, we elected to terminate our $1 billion interest rate swap portfolio associated with senior notes that were scheduled to mature from November 2012 through March 2018. Upon termination of the swaps, we received $72 million in cash for their fair value. The cash proceeds received from the termination of interest rate swap agreements have been classified as a change in “Other assets” within “Net cash provided by operating activities” in the Condensed Consolidated Statement of Cash Flows.

These were partially offset by:

•

Decreased bonus payments — Payments for our annual incentive plan are made in the first quarter of the year based on prior year performance. Our cash flow from operating activities was favorably impacted by approximately $86 million on a year-over-year basis as the annual incentive plan payments made in the first quarter of 2013 were significantly lower than the payments made in the first quarter of 2012.

•	Increased earnings — Our income from operations, excluding depreciation and amortization, increased by $67 million, on a year-over-year basis.

Our cash flow from operating activities is impacted on a year-over-year basis by changes in our working capital accounts. After consideration of the items mentioned above, the impacts of working capital changes were not significant during the reported period. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and changes in accounts payable, which are affected by both cost changes and timing of payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six-month periods ended June 30, 2013 and 2012 are summarized below:

•

Capital expenditures — We used $501 million during the first half of 2013 for capital expenditures compared with $730 million in the first half of 2012, a decrease of $229 million. The decrease can generally be attributed to increased focus on capital spending management and the impact of timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $171 million of our fourth quarter 2012 spending was paid in cash in the first quarter of 2013 compared with approximately $244 million of our fourth quarter 2011 spending that was paid in the first quarter of 2012.

•

Acquisitions — Our spending on acquisitions was $210 million in the first half of 2013 compared with $154 million in the first half of 2012. In 2013, our acquisitions consisted primarily of the recycling operations of Greenstar, for which we paid $170 million. The remainder of our 2013 acquisitions related to collection and energy services operations. In 2012, our acquisitions consisted primarily of interests in oil and gas producing properties through two transactions, for which we paid $94 million. The remainder of our 2012 acquisitions related to collection and recycling operations.

Net Cash Used in Financing Activities — During the first half of 2013, net cash used in financing activities was $465 million, compared with $262 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the six-month periods ended June 30, 2013 and 2012 are summarized below:

•	Net debt borrowings (repayments) — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Six Months Ended June 30,
	2013	2012
Borrowings:
Revolving credit facility(a)	$—	$150
Canadian credit facility(a)	25	115
Capital leases and other debt	46	47

	$71	$312

Repayments:
Revolving credit facility(a)	$(65)	$—
Canadian credit facility(a)	(75)	(142)
Tax-exempt bonds	(67)	(66)
Capital leases and other debt	(61)	(63)

	$(268)	$(271)

Net borrowings (repayments)	$(197)	$41

(a)	Due to the short-term maturities of the borrowings under these credit facilities, we have reported certain of these cash flows on a net basis.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Dividend payments — We paid $341 million in cash dividends in the first half of 2013 compared with $329 million in the first half of 2012. The increase in dividend payments is due to our quarterly per share dividend declared increasing from $0.355 in 2012 to $0.365 in 2013 and increased shares outstanding.

•

Proceeds from the exercise of common stock options — We received $98 million for the exercise of stock options in the first half of 2013 compared with $31 million in the first half of 2012. The increase in exercised stock options is primarily due to the increase in the Company’s stock price combined with approaching expirations of stock options in the first half of 2013.

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

The acceleration of depreciation deductions related to qualifying capital expenditures in 2012 decreased our full year 2012 cash taxes by approximately $90 million and, based on our current forecast of 2013 capital expenditures, we estimate a reduction in our full year 2013 cash taxes of approximately $95 million related to qualifying capital expenditures in 2013. However, taking accelerated deductions results in increased cash taxes in subsequent periods when the deductions for these capital expenditures would have otherwise been taken. On a net basis, after taking into account the effect of all applicable years’ bonus depreciation programs, the deductions taken in previous years from acceleration programs more than offset the benefits received in 2012 and expected to be received in 2013.

In addition, as a result of the application in 2012 of the depreciation safe harbor provisions of the Income Tax Regulations, our estimated tax payments in 2013 are expected to be higher in the first nine months of the year than the comparable prior year period. We are also expecting our full year tax payments to be approximately $185 million higher than the tax payments made in 2012.

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

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 14 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2013, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Inflation

While inflationary increases in costs, including the cost of diesel fuel, have affected our operating margins in recent years, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, a portion of our collection revenues are generated under long-term agreements with price adjustments based on various indexes intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of June 30, 2013, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits.

Exhibit No.		Description
31.1	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: July 30, 2013