Form 10-Q
period 2013-09-30
WASTE MANAGEMENT INC
filed 2013-10-29
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 18, 2013 was 469,186,159 (excluding treasury shares of 161,096,302).

PART I.

Item 1. Financial	Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157	$194
Accounts receivable, net of allowance for doubtful accounts of $40 and $45, respectively	1,751	1,737
Other receivables	109	102
Parts and supplies	178	174
Deferred income taxes	84	76
Other assets	138	140

Total current assets	2,417	2,423
Property and equipment, net of accumulated depreciation and amortization of $16,805 and $16,112, respectively	12,621	12,651
Goodwill	6,593	6,291
Other intangible assets, net	569	397
Investments in unconsolidated entities	656	667
Other assets	757	668

Total assets	$23,613	$23,097

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$763	$842
Accrued liabilities	1,059	986
Deferred revenues	472	465
Current portion of long-term debt	568	743

Total current liabilities	2,862	3,036
Long-term debt, less current portion	9,491	9,173
Deferred income taxes	1,994	1,947
Landfill and environmental remediation liabilities	1,507	1,459
Other liabilities	744	807

Total liabilities	16,598	16,422

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,582	4,549
Retained earnings	7,066	6,879
Accumulated other comprehensive income	169	193
Treasury stock at cost, 161,100,606 and 166,062,235 shares, respectively	(5,115)	(5,273)

Total Waste Management, Inc. stockholders’ equity	6,708	6,354
Noncontrolling interests	307	321

Total equity	7,015	6,675

Total liabilities and equity	$23,613	$23,097

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$3,621	$3,461	$10,483	$10,215

Costs and expenses:
Operating	2,325	2,229	6,845	6,655
Selling, general and administrative	349	335	1,092	1,116
Depreciation and amortization	344	331	1,006	971
Restructuring	3	44	13	51
(Income) expense from divestitures, asset impairments and unusual items	23	22	38	55

	3,044	2,961	8,994	8,848

Income from operations	577	500	1,489	1,367

Other income (expense):
Interest expense	(119)	(123)	(363)	(366)
Interest income	—	2	2	4
Equity in net losses of unconsolidated entities	(3)	(17)	(19)	(35)
Other, net	(3)	(14)	(12)	(16)

	(125)	(152)	(392)	(413)

Income before income taxes	452	348	1,097	954
Provision for income taxes	155	125	368	329

Consolidated net income	297	223	729	625
Less: Net income attributable to noncontrolling interests	6	9	26	32

Net income attributable to Waste Management, Inc.	$291	$214	$703	$593

Basic earnings per common share	$0.62	$0.46	$1.50	$1.28

Diluted earnings per common share	$0.62	$0.46	$1.50	$1.28

Cash dividends declared per common share	$0.365	$0.355	$1.095	$1.065

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated net income	$297	$223	$729	$625

Other comprehensive income (loss), net of taxes:
Gains and losses on derivative instruments:
Unrealized gains (losses), resulting from changes in fair value, net of tax expense (benefit) of $(4), $(8), $6 and $(16), respectively	(5)	(13)	10	(25)
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $4, $6, $1 and $6, respectively	7	10	2	10

	2	(3)	12	(15)
Unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $0, $0, $0 and $1, respectively	1	1	1	2
Foreign currency translation adjustments	32	39	(37)	41
Change in funded status of post-retirement benefit obligation, net of tax benefit of $0, $0, $0 and $0, respectively	—	—	—	—

Other comprehensive income (loss), net of taxes	35	37	(24)	28

Comprehensive income	332	260	705	653
Less: Comprehensive income attributable to noncontrolling interests	6	9	26	32

Comprehensive income attributable to Waste Management, Inc.	$326	$251	$679	$621

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Consolidated net income	$729	$625
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,006	971
Deferred income tax (benefit) provision	33	12
Interest accretion on landfill liabilities	65	62
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	(6)	2
Provision for bad debts	27	39
Equity-based compensation expense	45	21
Excess tax benefits associated with equity-based transactions	(8)	(10)
Net gain from disposal of assets	(15)	(11)
Effect of (income) expense from divestitures, asset impairments and unusual items and other	49	69
Equity in net losses of unconsolidated entities, net of dividends	19	35
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	14	(112)
Other current assets	(9)	(45)
Other assets	(1)	102
Accounts payable and accrued liabilities	1	7
Deferred revenues and other liabilities	(91)	(49)

Net cash provided by operating activities	1,858	1,718

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(698)	(178)
Capital expenditures	(824)	(1,132)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	113	28
Net receipts from (deposits to) restricted trust and escrow accounts	58	15
Investments in unconsolidated entities	(29)	(61)
Other	(52)	(33)

Net cash used in investing activities	(1,432)	(1,361)

Cash flows from financing activities:
New borrowings	1,218	685
Debt repayments	(1,244)	(473)
Cash dividends	(512)	(493)
Exercise of common stock options	116	39
Excess tax benefits associated with equity-based transactions	8	10
Distributions paid to noncontrolling interests	(40)	(31)
Other	(5)	44

Net cash used in financing activities	(459)	(219)

Effect of exchange rate changes on cash and cash equivalents	(4)	2

Increase (decrease) in cash and cash equivalents	(37)	140
Cash and cash equivalents at beginning of period	194	258

Cash and cash equivalents at end of period	$157	$398

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
	Total	Shares	Amounts				Shares	Amounts
Balance, December 31, 2012	$6,675	630,282	$6	$4,549	$6,879	$193	(166,062)	$(5,273)	$321
Consolidated net income	729	—	—	—	703	—	—	—	26
Other comprehensive income (loss), net of taxes	(24)	—	—	—	—	(24)	—	—	—
Cash dividends declared	(512)	—	—	—	(512)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	186	—	—	32	(4)	—	4,956	158	—
Distributions paid to noncontrolling interests	(40)	—	—	—	—	—	—	—	(40)
Other	1	—	—	1	—	—	5	—	—

Balance, September 30, 2013	$7,015	630,282	$6	$4,582	$7,066	$169	(161,101)	$(5,115)	$307

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; Waste Management’s wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management or its subsidiaries are the primary beneficiaries as described in Note 14. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

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

We currently evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 geographic Areas. Our Wheelabrator business provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our Solid Waste or Wheelabrator businesses, which are presented in this report as “Other.” Additional information related to our segments can be found in Note 8.

The Condensed Consolidated Financial Statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, deferred income taxes and reserves associated with our insured and self-insured claims. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

When necessary, reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2013			December 31, 2012
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$99	$28	$127	$104	$28	$132
Long-term	1,299	208	1,507	1,234	225	1,459

	$1,398	$236	$1,634	$1,338	$253	$1,591

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2012 and the nine months ended September 30, 2013 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2011	$1,292	$273
Obligations incurred and capitalized	58	—
Obligations settled	(87)	(30)
Interest accretion	84	4
Revisions in cost estimates and interest rate assumptions	(8)	5
Acquisitions, divestitures and other adjustments	(1)	1

December 31, 2012	1,338	253
Obligations incurred and capitalized	45	—
Obligations settled	(53)	(15)
Interest accretion	65	3
Revisions in cost estimates and interest rate assumptions	—	(4)
Acquisitions, divestitures and other adjustments	3	(1)

September 30, 2013	$1,398	$236

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt (in millions) at each balance sheet date and provides the maturities and interest rate ranges of each major category as of September 30, 2013:

	September 30, 2013	December 31, 2012
$2.25 billion revolving credit facility, maturing July 2018 (weighted average interest rate of 1.5% at September 30, 2013 and 1.4% at December 31, 2012)	$140	$400
Letter of credit facilities, maturing through June 2015	—	—
Canadian credit facility and term loan, maturing November 2017 (weighted average effective interest rate of 2.7% at September 30, 2013 and 2.9% at December 31, 2012)	456	75
Senior notes maturing through 2039, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 5.7% at September 30, 2013 and December 31, 2012)	6,292	6,305
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 0.1% to 5.7% (weighted average interest rate of 2.4% at September 30, 2013 and 2.8% at December 31, 2012)	2,719	2,727
Capital leases and other, maturing through 2055, interest rates up to 12%	452	409

	10,059	9,916
Current portion of long-term debt	568	743

	$9,491	$9,173

Debt Classification

As of September 30, 2013, we had (i) $510 million of debt maturing within the next 12 months, including $350 million of 5.0% senior notes that mature in March 2014 and $92 million of tax-exempt bonds; (ii) short-term borrowings and advances outstanding under credit facilities with long-term maturities, including $140 million of borrowings outstanding under the revolving credit facility and U.S.$456 million of advances under our Canadian credit facility term loan; and (iii) $857 million of tax-exempt borrowings subject to repricing within the next 12 months. Based on our intent and ability to refinance a portion of this debt on a long-term basis as of September 30, 2013, we have classified $1.4 billion of this debt as long-term and the remaining $568 million as current obligations.

Revolving Credit and Letter of Credit Facilities

As of September 30, 2013, we had an aggregate committed capacity of $2.65 billion for letters of credit under various credit facilities. Our revolving credit facility is our primary source of letter of credit capacity. In July 2013, we amended and restated our revolving credit facility, increasing our total credit capacity to $2.25 billion and extending the term through July 2018. As of September 30, 2013, we had an aggregate of $1.3 billion of letters of credit outstanding under various credit facilities. Approximately $942 million of these letters of credit have been issued under our revolving credit facility. We had $140 million of outstanding borrowings under our revolving credit facility as of September 30, 2013, leaving $1.2 billion of unused and available capacity.

Significant Changes in Debt Balances

Revolving credit facility — During the nine months ended September 30, 2013, we have had net repayments under our revolving credit facility of $260 million.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian credit facility — We repaid U.S.$75 million of net advances under our Canadian credit facility during the nine months ended September 30, 2013. Additionally, we borrowed C$500 million, or U.S.$470 million, under a term loan to fund our acquisition of RCI Environnement, Inc., which is discussed further in Note 9. Under the terms and conditions of our Canadian credit facility, interest on the term loan is based on a 1.4% spread from the applicable Canadian Dealer Offered Rate (CDOR). Our outstanding CDOR-based advances, which have terms of one month and three months, may be renewed under the terms of the facility through its maturity. We repaid U.S.$29 million of advances under our term loan during the nine months ended September 30, 2013. Accounting for changes in the Canadian currency translation rate and the recognition of interest expense increased the carrying value of our Canadian borrowings by U.S.$11 million and U.S.$4 million, respectively, during the nine months ended September 30, 2013.

Tax-exempt bonds — During the nine months ended September 30, 2013, we repaid $107 million of our tax-exempt bonds with cash. We issued $100 million of tax-exempt bonds in August 2013. The proceeds from the issuance of the bonds were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill and recycling facility construction and development. Accordingly, the restricted funds provided by these financing activities have not been included in “New Borrowings” in our Condensed Consolidated Statement of Cash Flows.

Other — We had increases in our other obligations during the nine months ended September 30, 2013, primarily related to the deferred purchase price of (i) land needed to support a landfill expansion and (ii) Greenstar, LLC, which is discussed further in Note 9.

4.    Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012
Electricity commodity derivatives	Current other assets	$—	$1

Total derivative assets		$—	$1

Interest rate derivatives	Current accrued liabilities	$31	$—
Electricity commodity derivatives	Current accrued liabilities	3	5
Foreign currency derivatives	Current accrued liabilities	—	11
Interest rate derivatives	Long-term other liabilities	—	42

Total derivative liabilities		$34	$58

We have not offset fair value amounts recognized for our derivative instruments. For information related to the inputs used to measure our derivative assets and liabilities at fair value, refer to Note 13.

Fair Value Hedges

Interest Rate Swaps

In prior years, we used interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. As of September 30, 2013 and December 31, 2012, we did not have any of these swaps outstanding. In April 2012, we elected to terminate our interest rate swaps related to the interest payments on $1 billion of our senior notes and, upon termination, we received $76 million in cash for their fair value plus accrued interest receivable. The terminated interest rate swaps were associated with senior notes with maturities between November 2012 and March 2018. The associated fair value adjustments to long-term debt are being amortized as a reduction to interest expense over the remaining terms of the underlying debt using the effective interest method.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $64 million as of September 30, 2013 and $79 million as of December 31, 2012, representing the unamortized portion of our terminated swaps.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Decrease to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	2013	2012	2013	2012
Periodic settlements of active swap agreements(a)	$—	$—	$—	$7
Terminated swap agreements	5	7	15	16

	$5	$7	$15	$23

(a)

These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our variable-rate obligations were based on a spread from the three-month LIBOR. These settlements have decreased due to our election to terminate our interest rate swap portfolio with a notional amount of $1 billion in April 2012.

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

During the third quarter of 2012, $200 million of these forward-starting interest rate swaps were terminated contemporaneously with the actual issuance of senior notes in September 2012, and we paid cash of $59 million to settle the liabilities related to these swap agreements. The ineffectiveness recognized upon termination of these hedges was immaterial. As of September 30, 2013 and December 31, 2012, our “Accumulated other comprehensive income” included $35 million and $39 million, respectively, of after-tax deferred losses related to all previously terminated swaps, which are being amortized as an increase to interest expense over the ten-year life of the related senior note issuances using the effective interest method. As of September 30, 2013, $7 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

The active forward-starting interest rate swaps outstanding as of September 30, 2013 relate to an anticipated debt issuance to repay the $350 million of 5.0% senior notes that mature in March 2014. As of September 30, 2013, the fair value of these active interest rate derivatives was comprised of $31 million of current liabilities compared with $42 million of long-term liabilities as of December 31, 2012.

Treasury Rate Locks

As of both September 30, 2013 and December 31, 2012, our “Accumulated other comprehensive income” included $7 million of after-tax deferred losses associated with Treasury rate locks that had been executed in previous years in anticipation of senior note issuances. These deferred losses are reclassified as an increase to interest expense over the life of the related senior note issuances, which extend through 2032. As of September 30, 2013, $1 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings and one of its Canadian subsidiaries. As of September 30, 2013, we had foreign currency forward contracts outstanding for all of the anticipated cash flows associated with a debt arrangement between these wholly-owned subsidiaries. The hedged cash flows as of September 30, 2013 include C$370 million of principal and C$10 million of interest which are scheduled to be repaid on October 31, 2013. We designated these forward contracts as cash flow hedges. Gains or losses on the underlying hedged items attributable to foreign currency exchange risk are recognized in current earnings.

Electricity Commodity Derivatives

We use “receive fixed, pay variable” electricity commodity swaps to reduce the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 628,800 megawatt hours, or approximately 20%, of Wheelabrator’s full year 2012 merchant electricity sales, and the swaps executed through September 30, 2013 are expected to hedge about 1.75 million megawatt hours, or approximately 56%, of Wheelabrator’s full year 2013 merchant electricity sales. For the three-month periods ended September 30, 2013 and 2012, we hedged 57% and 16%, respectively, of our merchant electricity sales. For the nine-month periods ended September 30, 2013 and 2012, we hedged 55% and 21%, respectively, of our merchant electricity sales.

There was no significant ineffectiveness associated with our cash flow hedges during the three and nine months ended September 30, 2013 or 2012. Refer to Note 12 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

Credit-Risk-Related Contingent Features

Our interest rate derivative instruments have in the past, and may in the future, contain provisions related to the Company’s credit rating. These provisions generally provide that if the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of September 30, 2013 and December 31, 2012, we did not have any interest rate derivatives outstanding that contained these credit-risk-related features.

5.    Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2013 was 34.3% and 33.6%, respectively, compared with 36.1% and 34.5%, respectively, for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the reported periods were primarily due to the favorable impact of federal and state tax credits and tax audit settlements offset, in part, by the unfavorable impact of state and local income taxes and adjustments to our accruals and related deferred taxes due to the filing of our income tax returns.

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility in North Dakota. The facility’s refinement processes qualify for federal tax credits that are expected to be realized through 2019 in accordance with Section 45 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results and other reductions in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2013, we recognized $1 million and $4 million of net losses resulting from our share of the entity’s operating losses, respectively, and less than $1 million and $2 million during the three and nine months ended September 30, 2012, respectively. Our tax provision was reduced by $5 million and $14 million for the three and nine months

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended September 30, 2013, respectively, and $6 million and $14 million for the three and nine months ended September 30, 2012, respectively, primarily as a result of tax credits realized from this investment. See Note 14 for additional information related to this investment.

Investment in Low-Income Housing Properties — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting. We recognize our share of the entity’s results and reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statements of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the three and nine months ended September 30, 2013, we recognized $6 million and $18 million of losses relating to our equity investment in this entity, $2 million and $5 million of interest expense, and a reduction in our tax provision of $11 million (including $8 million of tax credits) and $28 million (including $19 million of tax credits), respectively. During the three and nine months ended September 30, 2012, we recognized $6 million and $18 million of losses relating to our equity investment in this entity, $2 million and $5 million of interest expense, and a reduction in our tax provision of $11 million (including $8 million of tax credits) and $27 million (including $18 million of tax credits), respectively. See Note 14 for additional information related to this investment.

Recent Legislation — The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and includes an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2014 can be depreciated immediately. The acceleration of deductions on 2013 qualifying capital expenditures resulting from the bonus depreciation provisions has no impact on our effective income tax rate for 2013 although it will reduce our cash taxes.

6.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Number of common shares outstanding at end of period	469.2	463.9	469.2	463.9
Effect of using weighted average common shares outstanding	0.1	0.2	(1.5)	(0.6)

Weighted average basic common shares outstanding	469.3	464.1	467.7	463.3
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.9	0.8	1.5	0.9

Weighted average diluted common shares outstanding	471.2	464.9	469.2	464.2

Potentially issuable shares	12.9	16.5	12.9	16.5
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.5	9.3	0.5	9.7

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Commitments and Contingencies

Financial Instruments — We have obtained letters of credit, surety bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill final capping, closure and post-closure requirements, environmental remediation, and other obligations. Letters of credit generally are supported by our revolving credit facility and other credit facilities established for that purpose. Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) wholly-owned insurance companies, the sole business of which is to issue surety bonds and/or insurance policies on our behalf.

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties in connection with both consolidated and unconsolidated entities. Guarantee agreements outstanding as of September 30, 2013 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $10 million and (ii) agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 21 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing, and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher than the $236 million recorded in the Condensed Consolidated Financial Statements as of September 30, 2013. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of September 30, 2013, we had been notified by the government that we are a PRP in connection with 78 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 78 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 63 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

Litigation — In October 2011 and January 2012, we were named as a defendant in a purported class action in the Circuit Court of Sarasota County, Florida and the Circuit Court of Lawrence County Alabama, respectively. These cases primarily pertain to our fuel and environmental charges included on our invoices, generally alleging that such charges were not properly disclosed, were unfair and were contrary to the customer service contracts. The law firm that filed these lawsuits had filed a purported class action in 2008 against subsidiaries of WM in Bullock County, Alabama, making similar allegations. The prior Alabama suit was removed to federal court, where the federal court ultimately dismissed the plaintiffs’ national class action claims. The plaintiffs then elected to dismiss the case without prejudice. We will vigorously defend against these pending lawsuits. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss cannot currently be estimated.

From time to time, we are also named as a defendant in personal injury and property damage lawsuits, including purported class actions, on the basis of having owned, operated or transported waste to a disposal facility that is alleged to have contaminated the environment or, in certain cases, on the basis of having conducted environmental remediation activities at sites. Some of the lawsuits may seek to have us pay the costs of monitoring of allegedly affected sites and health care examinations of allegedly affected persons for a substantial period of time, even where no actual damage is proven. While we believe we have meritorious defenses to these lawsuits, the ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs’ circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Additionally, we often enter into agreements with landowners imposing obligations on us to meet certain regulatory or contractual conditions upon site closure or upon termination of the agreements. Compliance with these agreements is inherently subject to subjective determinations and may result in disputes, including litigation.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. We currently do not believe that the eventual outcome of any such actions could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

WM’s charter and bylaws provide that WM shall indemnify against all liabilities and expenses, and upon request shall advance expenses to, any person who is subject to a pending or threatened proceeding because such person is a director or officer of the Company. Such indemnification is required to the maximum extent permitted under Delaware law. Accordingly, the director or officer must execute an undertaking to reimburse the Company for any fees advanced if it is later determined that the director or officer was not entitled to have such fees advanced under Delaware law. Additionally, WM has entered into separate indemnification agreements with each of the members of its Board of Directors, its Chief Executive Officer and each of its executive vice presidents. The employment agreements between WM and its Chief Executive Officer and other executive and senior vice presidents also contain a direct contractual obligation of the Company to provide indemnification to the executive. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with actions or proceedings that may be brought against its former or current officers, directors and employees.

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

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2012 and 2013 and expect these audits to be completed within the next six and 18 months, respectively. We participate in the IRS’s

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are also currently undergoing audits by various state and local jurisdictions for years that date back to 2000. We are not currently under audit in Canada and, due to the expiration of statutes of limitations, all tax years prior to 2009 are closed. In July 2011, we acquired Oakleaf Global Holdings (“Oakleaf”). Oakleaf is subject to potential IRS examinations for the years 2010 and 2011. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition period tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

8.    Segment and Related Information

Our senior management evaluates, oversees and manages the financial performance of our Solid Waste subsidiaries through our 17 geographic Areas. The 17 Areas constitute our operating segments and none of the Areas individually meet the quantitative criteria to be a separate reportable segment. We considered the similarities between our Areas, including the fact that our Solid Waste business is homogenous across geography with the same services offered across the Areas, and we concluded that aggregation of our Areas is appropriate for purposes of presenting our reportable segments. Accordingly, we have aggregated our 17 Areas into three tiers that we believe have similar economic characteristics and future prospects based in large part on a review of the Areas’ income from operations margins. The economic variations experienced by our Areas is attributable to a variety of factors, including regulatory environment of the Area; economic environment of the Area, including level of commercial and industrial activity; population density; service offering mix and disposal logistics, with no one factor being singularly determinative of an Area’s current or future economic performance. As a result of our consideration of economic and other similarities, we have established the following three reportable segments for our Solid Waste business: Tier 1, which is comprised almost exclusively of Areas in the Southern United States; Tier 2, which is comprised predominately of Areas located in the Midwest and Northeast United States; and Tier 3, which encompasses all remaining Areas, including the Northwest and Mid-Atlantic regions of the United States and Eastern Canada. Our Wheelabrator business, which manages waste-to-energy facilities and independent power production plants, continues to be a separate reportable segment as it meets one of the quantitative disclosure thresholds. The operating segments not evaluated and overseen through the 17 Areas or Wheelabrator are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three and nine months ended September 30 is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
September 30, 2013
Solid Waste:
Tier 1	$898	$(140)	$758	$224
Tier 2	1,670	(311)	1,359	347
Tier 3	940	(157)	783	148
Wheelabrator	214	(29)	185	39
Other	561	(25)	536	(31)

	4,283	(662)	3,621	727
Corporate and Other	—	—	—	(150)

Total	$4,283	$(662)	$3,621	$577

September 30, 2012
Solid Waste:
Tier 1	$854	$(138)	$716	$213
Tier 2	1,596	(290)	1,306	328
Tier 3	862	(137)	725	126
Wheelabrator	218	(30)	188	46
Other	553	(27)	526	(68)

	4,083	(622)	3,461	645
Corporate and Other	—	—	—	(145)

Total	$4,083	$(622)	$3,461	$500

Nine Months Ended:
September 30, 2013
Solid Waste:
Tier 1	$2,632	$(417)	$2,215	$652
Tier 2	4,827	(899)	3,928	970
Tier 3	2,637	(424)	2,213	388
Wheelabrator	634	(83)	551	52
Other	1,649	(73)	1,576	(99)

	12,379	(1,896)	10,483	1,963
Corporate and Other	—	—	—	(474)

Total	$12,379	$(1,896)	$10,483	$1,489

September 30, 2012
Solid Waste:
Tier 1	$2,531	$(386)	$2,145	$641
Tier 2	4,698	(805)	3,893	946
Tier 3	2,523	(381)	2,142	370
Wheelabrator	631	(92)	539	68
Other	1,565	(69)	1,496	(167)

	11,948	(1,733)	10,215	1,858
Corporate and Other	—	—	—	(491)

Total	$11,948	$(1,733)	$10,215	$1,367

Fluctuations in our operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business, changes in commodity prices and by general

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

9.    Acquisitions

Greenstar, LLC — On January 31, 2013, we paid $170 million inclusive of certain adjustments, to acquire Greenstar, LLC (“Greenstar”). Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018; a portion of this consideration is contingent based on changes in certain recyclable commodity indexes. This additional consideration had a preliminary estimated fair value at closing of $36 million. Greenstar was an operator of recycling and resource recovery facilities. This acquisition will provide the Company’s customers with greater access to recycling solutions by supplementing the Company’s extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers. For the three and nine months ended September 30, 2013, the Greenstar business recognized revenues of $39 million and $104 million, respectively, and net losses of $2 million and $9 million, respectively, which are included in our Condensed Consolidated Statements of Operations.

Goodwill of $122 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned predominantly to our Areas and, to a lesser extent, our recycling brokerage services, as they are expected to benefit from the synergies of the combination. Goodwill related to this acquisition is deductible for income tax purposes. Adjustments to the preliminary allocation of the purchase price of Greenstar were immaterial for the three and nine months ended September 30, 2013.

RCI Environnement, Inc. — On July 5, 2013, we paid C$509 million, or $481 million, to acquire substantially all of the assets of RCI Environnement, Inc. (“RCI”), the largest waste management company in Quebec, and certain related entities. Total consideration, inclusive of amounts for estimated working capital, was C$515 million, or $487 million. RCI provided collection, transfer, recycling and disposal operations throughout the Greater Montreal area. We acquired RCI to complement and expand the Company’s existing assets and operations in Quebec. Since the acquisition date, the RCI business has recognized revenues of $45 million and net income of $7 million, which are included in our Condensed Consolidated Statement of Operations.

Goodwill of $177 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned to our Eastern Canada Area as it is expected to benefit from the synergies of the combination. A portion of goodwill related to this acquisition is deductible for income tax purposes in accordance with Canadian tax law.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocations of the purchase price for each acquisition are preliminary and subject to change based on the finalization of our detailed valuations. The preliminary purchase price allocations, as of the date acquired, were as follows (in millions):

	Greenstar	RCI
Accounts and other receivables	$30	$32
Part and supplies	4	—
Other current assets	2	—
Property and equipment	57	118
Goodwill	122	177
Other intangible assets	32	169
Accounts payable	(17)	—
Accrued liabilities	(12)	—
Deferred revenues	—	(4)
Landfill and environmental remediation liabilities	(2)	(1)
Deferred income taxes, net	—	—
Current portion of long-term debt	(4)	—
Long-term debt, less current portion	(1)	(4)
Other liabilities	(5)	—

Total purchase price	$206	$487

The following table presents the preliminary allocations of the purchase price to other intangible assets (amounts in millions, except for amortization periods):

	Greenstar		RCI
	Amount	Weighted Average Amortization Periods (in Years)	Amount	Weighted Average Amortization Periods (in Years)
Customer relationships	$—	—	$162	15.0
Supplier relationships	31	10.0	—	—
Lease agreements	1	8.4	—	—
Trade name	—	—	7	5.0

Total other intangible assets subject to amortization	$32	10.0	$169	14.6

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Greenstar and RCI occurred at January 1, 2012 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$3,623	$3,548	$10,585	$10,493
Net income attributable to Waste Management, Inc.	291	208	704	584
Basic earnings per common share	0.62	0.45	1.51	1.26
Diluted earnings per common share	0.62	0.45	1.50	1.26

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other — During the nine months ended September 30, 2013, we also paid approximately $47 million primarily to acquire ten businesses related to our collection and energy services operations. During the nine months ended September 30, 2012, we paid $94 million for interests in oil and gas producing properties through two transactions. The purchase price was allocated primarily to “Property and equipment.” Additionally, during the nine months ended September 30, 2012, we acquired 21 other businesses related to our collection and recycling operations.

10.    Restructuring

During the nine months ended September 30, 2013, we recognized a total of $13 million of pre-tax restructuring charges, of which $6 million was related to employee severance and benefit costs, including costs associated with our acquisition of Greenstar and our July 2012 restructuring. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

During the nine months ended September 30, 2012, we recognized a total of $51 million of pre-tax restructuring charges, of which $46 million was related to employee severance and benefit restructuring charges, primarily attributable to our July 2012 restructuring and including other charges associated with the reorganization of Oakleaf and certain other actions taken by the Company in 2012.

Through September 30, 2013, we had recognized charges of $62 million related to employee severance and benefits associated with our restructuring efforts beginning in 2012 and we have paid approximately $53 million of these costs. At September 30, 2013, we had approximately $6 million of accrued employee severance related to our restructuring efforts, which will be paid through the end of 2014.

11.    Asset Impairments and Unusual Items

(Income) expense from divestitures, asset impairments and unusual items

During the third quarter of 2013, we recognized charges of $23 million, primarily related to (i) a $12 million impairment charge to write down goodwill and indefinite-lived intangibles related to an investment in a waste diversion technology company, partially offset by a $6 million benefit to noncontrolling interest and (ii) losses on divestitures primarily related to investments in oil and gas producing properties. During the nine months ended September 30, 2013, we also recognized additional charges of $15 million, primarily related to (i) a $14 million impairment charge in the second quarter of 2013 at a waste-to-energy facility as a result of projected operating losses, which caused us to write down the carrying value of the facility’s property, plant and equipment to its estimated fair value; (ii) losses on divestitures in the first quarter of 2013 primarily related to investments in oil and gas producing properties and (iii) other charges to impair goodwill and write down the carrying value of assets to their estimated fair values related to certain of our operations, all of which are individually immaterial. Partially offsetting these charges during 2013 were gains on divestitures including the sale of a transfer station in our Greater Mid-Atlantic Area during the first quarter of 2013.

During the third quarter of 2012, we recognized impairment charges aggregating $22 million, relating in large part to (i) the impairment of a note receivable from an entity that we invested in that went into liquidation (see “Equity in net losses of unconsolidated entities” below), (ii) the impairment of certain related assets due to our decision not to use or develop those assets and (iii) the impairment of an oil and gas well as a result of projected operating losses that caused us to write-down the carrying value of the oil and gas well to its estimated fair value. During the nine months ended September 30, 2012, we also recognized additional impairment charges of $33 million in the second quarter of 2012, largely attributable to two facilities in our medical waste services business as a result of projected operating losses at each of these facilities, which caused us to write down the carrying values of the facilities’ operating permits and property, plant and equipment to their estimated fair values. These charges are included in our “Other” operations in Note 8.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in net losses of unconsolidated entities

During the nine months ended September 30, 2012, we recognized a charge of $10 million related to a payment we made under a guarantee on behalf of an unconsolidated entity that went into liquidation. This investment was accounted for under the equity method.

Other income (expense)

During the nine months ended September 30, 2013, we recognized impairment charges of $11 million relating to other-than-temporary declines in the value of two investments in waste diversion technology companies accounted for under the cost method. Partially offsetting these charges was a $4 million gain on the sale of a similar investment recognized in the second quarter of 2013. These net charges are recorded in “Other, net” in our Condensed Consolidated Statement of Operations.

During the nine months ended September 30, 2012, we recognized an impairment charge of $14 million relating to an other-than-temporary decline in the value of another investment in a waste diversion technology company accounted for under the cost method. We wrote down the carrying value of our investment to its fair value based on other third-party investors’ recent transactions in these securities, which are considered to be the best evidence of fair value currently available. This charge is recorded in “Other, net” in our Condensed Consolidated Statement of Operations.

12.    Accumulated Other Comprehensive Income

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing debits to accumulated other comprehensive income):

	Nine Months Ended September 30, 2013(a)
	Gains and Losses on Derivative Instruments	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2012	$(74)	$4	$276	$(13)	$193
Other comprehensive income (loss) before reclassifications	10	1	(37)	—	(26)
Amounts reclassified from accumulated other comprehensive income	2	—	—	—	2

Net current period other comprehensive income (loss)	12	1	(37)	—	(24)

Balance, September 30, 2013	$(62)	$5	$239	$(13)	$169

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of other comprehensive income (loss) before reclassifications associated with our cash flow derivative instruments are as follows (in millions):

	Amount of Derivative Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedges	2013	2012	2013	2012
Forward-starting interest rate swaps	$(1)	$(3)	$11	$(28)
Foreign currency derivatives	(8)	(15)	11	(14)
Electricity commodity derivatives	—	(3)	(6)	1

Total before tax	$(9)	$(21)	$16	$(41)
Tax (expense) benefit	4	8	(6)	16

Net of tax	$(5)	$(13)	$10	$(25)

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Income(a)
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Classification
	2013	2012	2013	2012
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(2)	$(2)	$(6)	$(2)	Interest expense
Treasury rate locks	—	(2)	(1)	(6)	Interest expense
Foreign currency derivatives	(9)	(14)	10	(17)	Other, net
Electricity commodity derivatives	—	2	(6)	9	Operating revenues

	$(11)	$(16)	$(3)	$(16)	Total before tax
	4	6	1	6	Tax (expense) benefit

Total reclassifications for the period	$(7)	$(10)	$(2)	$(10)	Net of tax

(a)	Amounts in parentheses represent debits to the statement of operations classification.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at September 30, 2013 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$120	$120	$—	$—
Fixed-income securities	37	—	37	—
Redeemable preferred stock	25	—	—	25

Total assets	$182	$120	$37	$25

Liabilities:
Interest rate derivatives	$31	$—	$31	$—
Electricity commodity derivatives	3	—	3	—
Foreign currency derivatives	—	—	—	—

Total liabilities	$34	$—	$34	$—

		Fair Value Measurements at December 31, 2012 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$127	$127	$—	$—
Fixed-income securities	37	—	37	—
Redeemable preferred stock	25	—	—	25
Electricity commodity derivatives	1	—	1	—

Total assets	$190	$127	$38	$25

Liabilities:
Interest rate derivatives	$42	$—	$42	$—
Foreign currency derivatives	11	—	11	—
Electricity commodity derivatives	5	—	5	—

Total liabilities	$58	$—	$58	$—

(a)

Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value currently available. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow analyses, third-party appraisals or industry multiples and public comparables. There have not been any significant changes in the fair value of the redeemable preferred stock since our initial investment.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt

At September 30, 2013 and December 31, 2012, the carrying value of our debt was approximately $10.1 billion and $9.9 billion, respectively. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 4.

The estimated fair value of our debt was approximately $10.7 billion at September 30, 2013 and approximately $11.3 billion at December 31, 2012. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments. The decrease in the fair value of our debt when comparing September 30, 2013 with December 31, 2012 is primarily related to recent increases in long-term interest rates, which have caused a decline in market prices for fixed-rate corporate debt securities.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2013 and December 31, 2012. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

Income, losses and cash flows of the LLCs are allocated to the members based on their initial equity ownership percentages until Hancock and CIT achieve targeted returns on their initial capital investments in each respective LLC. All allocations made through September 30, 2013 have been based on initial equity ownership percentages as the target returns have not yet been achieved for either LLC. We currently expect Hancock and CIT to achieve their targeted return on LLC II in late 2014 and Hancock to achieve its targeted return on LLC I in early 2015. After the investors have achieved their targeted returns, the LLC agreements provide that we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20%.

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

As of September 30, 2013 and December 31, 2012, our Condensed Consolidated Balance Sheets included $287 million and $296 million, respectively, of net property and equipment associated with the LLCs’ waste-to-energy facilities and $247 million and $245 million, respectively, in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. We recognized reductions in consolidated earnings of $10 million and $32 million for the three and nine months ended September 30, 2013, respectively, and $9 million and $34 million for the three and nine months ended September 30, 2012, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings, which are included in our consolidated net income. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Investment in U.K. Waste-to-Energy and Recycling Entity — In the first quarter of 2012, we formed a U.K. joint venture (the “JV”), together with a commercial waste management company (“Partner”), to develop, construct, operate and maintain a waste-to-energy and recycling facility in England. We own a 50% interest in the JV. The total cost of constructing this facility is expected to be £200 million, or $324 million based on the exchange rate as of September 30, 2013. The JV will be funded primarily through loans from the joint venture partners and loans under the JV’s credit facility agreements with third-party financial institutions. The funds loaned under the credit facility agreements will be used for the development and construction of the facility. We are committed to provide up to £57 million, or $92 million based on the exchange rate as of September 30, 2013, of funding to the JV. Our actual commitment may be more or less depending on the actual cost of the facility. Through September 30, 2013, we had funded approximately £10 million, or $17 million, through loans and less than $1 million through equity contributions. These amounts are included in our Condensed Consolidated Balance Sheet as long-term “Other assets” and “Investments in unconsolidated entities,” respectively. In addition to the funding commitments described above, the JV has entered into certain foreign currency and interest rate derivatives at the direction of the governmental authority that awarded the project to the JV. The impacts of gains or losses incurred on these derivatives will ultimately be remitted to or recoverable from the governmental authority under the terms of the project, and accordingly, are not reflected in our “Equity in net losses of unconsolidated entities”. We also have guaranteed the performance of certain management services for the project for which our maximum exposure is not material.

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

We determined that we are not the primary beneficiary of the JV, as all major decisions of the JV require either majority vote or unanimous consent of the directors (who are appointed in equal numbers by us and our Partner) or unanimous consent of the two shareholders of the JV. As such, our Partner shares equally in the power to direct the activities of the JV that most significantly impact its economic performance, including approval of the facility construction and operations and maintenance contract terms. Accordingly, we account for this investment under the equity method of accounting and do not consolidate this entity.

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. Along with another equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. As of September 30, 2013 and December 31, 2012, our investment balance was $27 million and $19 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Required capital contributions commenced in the first quarter of 2013 and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Low-Income Housing Properties — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed, and therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. As of September 30, 2013 and December 31, 2012, our investment balance was $135 million and $153 million, respectively, and our debt balance was $134 million and $152 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheet. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.” These trusts had a fair value of $126 million at September 30, 2013 and $125 million at December 31, 2012. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheet, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $110 million as of both September 30, 2013 and December 31, 2012.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2013

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$157	$—	$157
Other current assets	—	6	2,254	—	2,260

	—	6	2,411	—	2,417
Property and equipment, net	—	—	12,621	—	12,621
Investments in and advances to affiliates	12,802	16,790	4,174	(33,766)	—
Other assets	44	12	8,519	—	8,575

Total assets	$12,846	$16,808	$27,725	$(33,766)	$23,613

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$275	$—	$293	$—	$568
Accounts payable and other current liabilities	94	5	2,195	—	2,294

	369	5	2,488	—	2,862
Long-term debt, less current portion	5,769	449	3,273	—	9,491
Other liabilities	—	—	4,245	—	4,245

Total liabilities	6,138	454	10,006	—	16,598
Equity:
Stockholders’ equity	6,708	16,354	17,412	(33,766)	6,708
Noncontrolling interests	—	—	307	—	307

	6,708	16,354	17,719	(33,766)	7,015

Total liabilities and equity	$12,846	$16,808	$27,725	$(33,766)	$23,613

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2013

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,621	$—	$3,621
Costs and expenses	—	—	3,044	—	3,044

Income from operations	—	—	577	—	577

Other income (expense):
Interest income (expense)	(88)	(8)	(23)	—	(119)
Equity in earnings of subsidiaries, net of taxes	344	349	—	(693)	—
Other, net	—	—	(6)	—	(6)

	256	341	(29)	(693)	(125)

Income before income taxes	256	341	548	(693)	452
Provision for (benefit from) income taxes	(35)	(3)	193	—	155

Consolidated net income	291	344	355	(693)	297
Less: Net income attributable to noncontrolling interests	—	—	6	—	6

Net income attributable to Waste Management, Inc.	$291	$344	$349	$(693)	$291

Three Months Ended September 30, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,461	$—	$3,461
Costs and expenses	—	—	2,961	—	2,961

Income from operations	—	—	500	—	500

Other income (expense):
Interest income (expense)	(91)	(8)	(22)	—	(121)
Equity in earnings of subsidiaries, net of taxes	269	274	—	(543)	—
Other, net	—	—	(31)	—	(31)

	178	266	(53)	(543)	(152)

Income before income taxes	178	266	447	(543)	348
Provision for (benefit from) income taxes	(36)	(3)	164	—	125

Consolidated net income	214	269	283	(543)	223
Less: Net income attributable to noncontrolling interests	—	—	9	—	9

Net income attributable to Waste Management, Inc.	$214	$269	$274	$(543)	$214

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2013

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$10,483	$—	$10,483
Costs and expenses	—	1	8,993	—	8,994

Income from operations	—	(1)	1,490	—	1,489

Other income (expense):
Interest income (expense)	(268)	(24)	(69)	—	(361)
Equity in earnings of subsidiaries, net of taxes	865	881	—	(1,746)	—
Other, net	—	—	(31)	—	(31)

	597	857	(100)	(1,746)	(392)

Income before income taxes	597	856	1,390	(1,746)	1,097
Provision for (benefit from) income taxes	(106)	(9)	483	—	368

Consolidated net income	703	865	907	(1,746)	729
Less: Net income attributable to noncontrolling interests	—	—	26	—	26

Net income attributable to Waste Management, Inc.	$703	$865	$881	$(1,746)	$703

Nine Months Ended September 30, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$10,215	$—	$10,215
Costs and expenses	—	—	8,848	—	8,848

Income from operations	—	—	1,367	—	1,367

Other income (expense):
Interest income (expense)	(267)	(24)	(71)	—	(362)
Equity in earnings of subsidiaries, net of taxes	755	770	—	(1,525)	—
Other, net	—	—	(51)	—	(51)

	488	746	(122)	(1,525)	(413)

Income before income taxes	488	746	1,245	(1,525)	954
Provision for (benefit from) income taxes	(105)	(9)	443	—	329

Consolidated net income	593	755	802	(1,525)	625
Less: Net income attributable to noncontrolling interests	—	—	32	—	32

Net income attributable to Waste Management, Inc.	$593	$755	$770	$(1,525)	$593

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2013
Comprehensive income	$292	$344	$389	$(693)	$332
Less: Comprehensive income attributable to noncontrolling interests	—	—	6	—	6

Comprehensive income attributable to Waste Management, Inc.	$292	$344	$383	$(693)	$326

Three Months Ended September 30, 2012
Comprehensive income	$215	$269	$319	$(543)	$260
Less: Comprehensive income attributable to noncontrolling interests	—	—	9	—	9

Comprehensive income attributable to Waste Management, Inc.	$215	$269	$310	$(543)	$251

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Nine Months Ended September 30, 2013
Comprehensive income	$714	$865	$872	$(1,746)	$705
Less: Comprehensive income attributable to noncontrolling interests	—	—	26	—	26

Comprehensive income attributable to Waste Management, Inc.	$714	$865	$846	$(1,746)	$679

Nine Months Ended September 30, 2012
Comprehensive income	$581	$755	$842	$(1,525)	$653
Less: Comprehensive income attributable to noncontrolling interests	—	—	32	—	32

Comprehensive income attributable to Waste Management, Inc.	$581	$755	$810	$(1,525)	$621

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$703	$865	$907	$(1,746)	$729
Equity in earnings of subsidiaries, net of taxes	(865)	(881)	—	1,746	—
Other adjustments	(19)	(8)	1,156	—	1,129

Net cash provided by (used in) operating activities	(181)	(24)	2,063	—	1,858

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(698)	—	(698)
Capital expenditures	—	—	(824)	—	(824)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	113	—	113
Net receipts from restricted trust and escrow accounts and other, net	—	—	(23)	—	(23)

Net cash provided by (used in) investing activities	—	—	(1,432)	—	(1,432)

Cash flows from financing activities:
New borrowings	200	—	1,018	—	1,218
Debt repayments	(460)	—	(784)	—	(1,244)
Cash dividends	(512)	—	—	—	(512)
Exercise of common stock options	116	—	—	—	116
Distributions paid to noncontrolling interests and other	12	—	(49)	—	(37)
(Increase) decrease in intercompany and investments, net	765	24	(789)	—	—

Net cash provided by (used in) financing activities	121	24	(604)	—	(459)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)

Increase (decrease) in cash and cash equivalents	(60)	—	23	—	(37)
Cash and cash equivalents at beginning of period	60	—	134	—	194

Cash and cash equivalents at end of period	$—	$—	$157	$—	$157

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Nine Months Ended September 30, 2012

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$593	$755	$802	$(1,525)	$625
Equity in earnings of subsidiaries, net of taxes	(755)	(770)	—	1,525	—
Other adjustments	75	(8)	1,026	—	1,093

Net cash provided by (used in) operating activities	(87)	(23)	1,828	—	1,718

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(178)	—	(178)
Capital expenditures	—	—	(1,132)	—	(1,132)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	28	—	28
Net receipts from restricted trust and escrow accounts and other, net	—	—	(79)	—	(79)

Net cash provided by (used in) investing activities	—	—	(1,361)	—	(1,361)

Cash flows from financing activities:
New borrowings	645	—	40	—	685
Debt repayments	(335)	—	(138)	—	(473)
Cash dividends	(493)	—	—	—	(493)
Exercise of common stock options	39	—	—	—	39
Distributions paid to noncontrolling interests and other	14	—	9	—	23
(Increase) decrease in intercompany and investments, net	368	23	(391)	—	—

Net cash provided by (used in) financing activities	238	23	(480)	—	(219)

Effect of exchange rate changes on cash and cash equivalents	—	—	2	—	2

Increase (decrease) in cash and cash equivalents	151	—	(11)	—	140
Cash and cash equivalents at beginning of period	119	—	139	—	258

Cash and cash equivalents at end of period	$270	$—	$128	$—	$398

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Highlights of our financial results for the current quarter include:

•

Revenues of $3,621 million compared with $3,461 million in the third quarter of 2012, an increase of $160 million, or 4.6%. This increase in revenues is primarily attributable to (i) revenue from acquisitions, driven in large part by our acquisitions of Greenstar and RCI, which increased revenues by $39 million and $41 million, respectively, and (ii) positive revenue growth from yield on our collection and disposal operations of $68 million, or 2.3%. These increases were partially offset by lower volumes, which decreased our revenues by $22 million;

•

Operating expenses of $2,325 million, or 64.2% of revenues, compared with $2,229 million, or 64.4% of revenues, in the third quarter of 2012. This increase of $96 million is largely due to (i) our acquisition of Greenstar, which increased operating expenses by $37 million, and was primarily related to cost of goods sold and to a lesser extent, labor and related benefits and other categories; (ii) higher labor and related benefits due to merit increases and higher incentive compensation costs attributed to higher anticipated payouts and (iii) higher costs from the acquired RCI operations, primarily subcontractor costs. The increases attributable to Greenstar and RCI were offset by related revenue increases noted above;

•

Selling, general and administrative expenses of $349 million, or 9.6% of revenues, compared with $335 million, or 9.7% of revenues, in the third quarter of 2012. This increase of $14 million is driven mainly by higher incentive compensation costs attributable to higher anticipated payouts, offset, in part, by our restructuring efforts and cost control initiatives and the collection of reserved receivables in Puerto Rico;

•	Income from operations of $577 million, or 15.9% of revenues, compared with $500 million, or 14.4% of revenues, in the third quarter of 2012; and

•	Net income attributable to Waste Management, Inc. of $291 million, or $0.62 per diluted share, as compared with $214 million, or $0.46 per diluted share in the third quarter of 2012.

The comparability of our diluted earnings per share has been affected by the following items that occurred in the third quarter of 2013:

•

The recognition of pre-tax charges aggregating $23 million comprised of (i) $16 million related to impairments, primarily attributable to an investment in a waste diversion technology company, which was partially offset by a $6 million benefit to noncontrolling interests, and (ii) $7 million of losses on divestitures, primarily related to oil and gas producing properties. These items had a negative impact of $0.02 on our diluted earnings per share; and

•

The recognition of pre-tax charges aggregating $8 million primarily associated with the partial withdrawal from an underfunded multiemployer pension plan and, to a lesser extent, other restructuring charges. These items had a negative impact of $0.01 on our diluted earnings per share.

Our third quarter of 2012 results were affected by the following:

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

•	The recognition of a pre-tax charge of $6 million resulting from a union labor dispute in the Pacific Northwest Area, which had a negative impact of $0.01 on our diluted earnings per share.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be the same as similarly-titled measures presented by other companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$736	$574	$1,858	$1,718
Capital expenditures	(323)	(402)	(824)	(1,132)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	39	8	113	28

Free cash flow	$452	$180	$1,147	$614

When comparing our cash flow from operating activities for the three and nine months ended September 30, 2013 to the comparable periods in 2012, the increase was due primarily to higher cash earnings, the payment of $59 million to settle the liabilities associated with the termination of forward-starting swaps in September 2012 and the favorable impacts of working capital changes. The year-over-year increase for the nine months also included the favorable impact of $86 million resulting from significantly lower annual incentive plan payments made in the first quarter of 2013 than were made in the first quarter of 2012, largely offset by the favorable cash receipt of $72 million resulting from the termination of interest rate swaps in April 2012.

The decrease in capital expenditures when comparing the first nine months of 2013 with the prior year period can generally be attributed to increased focus on capital spending management and the impact of timing differences associated with cash payments for the previous years’ fourth quarter capital spending.

Acquisitions

Greenstar, LLC — On January 31, 2013, we paid $170 million inclusive of certain adjustments, to acquire Greenstar, LLC (“Greenstar”). Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018; a portion of this consideration is contingent based on changes in certain recyclable commodity indexes. This additional consideration had a preliminary estimated fair value at closing of $36 million. Greenstar was an operator of recycling and resource recovery facilities. This acquisition will provide the Company’s customers with greater access to recycling solutions by supplementing the Company’s extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers. For the three and nine months ended September 30, 2013, the Greenstar business recognized revenues of $39 million and $104 million, respectively, and net losses of $2 million and $9 million, respectively, which are included in our Condensed Consolidated Statements of Operations.

RCI Environnement, Inc. — On July 5, 2013, we paid C$509 million, or $481 million, to acquire substantially all of the assets of RCI Environnement, Inc. (“RCI”), the largest waste management company in Quebec, and certain related entities. Total consideration, inclusive of amounts for estimated working capital, was C$515 million, or $487 million. RCI provided collection, transfer, recycling and disposal operations throughout the Greater Montreal area. We acquired RCI to complement and expand the Company’s existing assets and operations in Quebec. Since the acquisition date, the RCI business has recognized revenues of $45 million and net income of $7 million, which are included in our Condensed Consolidated Statement of Operations.

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

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, deferred income taxes and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

We perform our annual impairment test of goodwill balances using a measurement date of October 1. The October 1, 2012 impairment test indicated that the estimated fair value of our Wheelabrator reporting unit exceeded its carrying value by approximately 10% and the fair value of our Eastern Canada Area reporting unit exceeded its carrying value by approximately 5%. These impairment tests required us to make numerous estimates and assumptions. We will be performing our 2013 annual impairment test as of October 1, 2013. In performing this test, we will again be making numerous estimates and assumptions. Given the subjective nature of these impairment tests, even slight differences in estimates and assumptions could indicate that the fair value of the Wheelabrator reporting unit, Eastern Canada Area reporting unit or both are below their carrying values which could result in an impairment of goodwill being recorded in the fourth quarter of 2013.

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 geographic Areas. Our Wheelabrator business provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our Solid Waste or Wheelabrator businesses, including WM Sustainability Business Services, recycling brokerage services, electronic recycling services, in-plant services, landfill gas-to-energy services, integrated medical waste services, expanded service offerings and solutions. Part of our expansion of services includes offering fluorescent bulb and universal waste mail-back through our LampTracker® program and portable self-storage services. In addition, we have made investments that involve the acquisition and development of interests in oil and gas producing properties. These operations are presented as “Other” in the table below. Shown below (in millions) is the contribution to revenues during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Solid Waste:
Tier 1:	$898	$854	$2,632	$2,531
Tier 2:	1,670	1,596	4,827	4,698
Tier 3:	940	862	2,637	2,523

Solid Waste	3,508	3,312	10,096	9,752
Wheelabrator	214	218	634	631
Other	561	553	1,649	1,565
Intercompany	(662)	(622)	(1,896)	(1,733)

Total	$3,621	$3,461	$10,483	$10,215

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercial	$871	$851	$2,566	$2,571
Residential	659	644	1,956	1,932
Industrial	589	553	1,659	1,591
Other	74	71	200	205

Total collection	2,193	2,119	6,381	6,299
Landfill	741	705	2,085	1,996
Transfer	352	332	997	961
Wheelabrator	214	218	634	631
Recycling	367	316	1,091	1,030
Other	416	393	1,191	1,031
Intercompany	(662)	(622)	(1,896)	(1,733)

Total	$3,621	$3,461	$10,483	$10,215

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended September 30, 2013 vs. 2012		Period-to-Period Change for the Nine Months Ended September 30, 2013 vs. 2012
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$90	2.6%	$137	1.3%
Volume	(22)	(0.6)	(56)	(0.5)

Internal revenue growth	68	2.0	81	0.8
Acquisitions	103	3.0	204	2.0
Divestitures	(2)	(0.1)	(4)	—
Foreign currency translation	(9)	(0.3)	(13)	(0.2)

	$160	4.6%	$268	2.6%

(a)

Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,460 million and $10,212 million for the three- and nine-month periods, respectively).

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

	Period-to-Period Change for the Three Months Ended September 30, 2013 vs. 2012		Period-to-Period Change for the Nine Months Ended September 30, 2013 vs. 2012
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection, landfill and transfer	$69	2.5%	$171	2.1%
Waste-to-energy disposal(ii)	(1)	(0.9)	(6)	(1.8)

Collection and disposal(ii)	68	2.3	165	1.9
Recycling commodities	5	1.6	(80)	(7.7)
Electricity(ii)	7	9.7	17	8.7
Fuel surcharges and mandated fees	10	6.0	35	7.3

Total	$90	2.6%	$137	1.3%

(i)

Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three and nine months ended September 30, 2012 adjusted to exclude the impacts of divestitures (in millions):

	Denominator
	Three Months Ended September 30	Nine Months Ended September 30
Related business revenues:
Collection, landfill and transfer	$2,794	$8,180
Waste-to-energy disposal	110	325

Collection and disposal	2,904	8,505
Recycling commodities	316	1,034
Electricity	72	195
Fuel surcharges and mandated fees	168	478

Total Company	$3,460	$10,212

(ii)

Average revenue growth from yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator business and our landfill gas-to-energy operations, which are reported as “Electricity” revenues.

Our revenues increased $160 million, or 4.6%, for the three months ended September 30, 2013 as compared with the prior year period and $268 million, or 2.6%, for the nine months ended September 30, 2013 as compared with the prior year period. During the three- and nine-month periods ended September 30, 2013, our revenue growth has been driven by: (i) revenues from acquisitions, particularly the acquisition of Greenstar, which increased consolidated revenues by $39 million and $104 million for the three and nine months ended September 30, 2013, respectively; and the acquisition of RCI in July 2013, which contributed $41 million to our revenue increase; (ii) increased revenue growth from our collection and disposal average yield; (iii) higher revenues provided by our fuel surcharge program and (iv) higher electricity prices at our merchant waste-to-

energy facilities. Offsetting these revenue increases, for the current year periods, were revenue declines due to lower volumes, foreign currency translation from our Canadian operations and lower recyclable commodity prices, although we did see slightly higher year-over-year recyclable commodity prices for the three-month period.

The following provides further details associated with our period-to-period change in revenues.

Average yield

Collection and disposal average yield — This measure reflects the effect on our revenue from the pricing activities of our collection, transfer, landfill and waste-to-energy disposal operations, exclusive of volume changes. Revenue growth from collection and disposal average yield includes not only base rate changes and environmental and service fee increases, but also (i) certain average price changes related to the overall mix of services, which are due to both the types of services provided and the geographic locations where our services are provided; (ii) changes in average price from new and lost business and (iii) price decreases to retain customers.

Our revenue growth from yield on our collection and disposal lines of business was $68 million, or 2.3%, and $165 million, or 1.9%, for the three and nine months ended September 30, 2013, respectively, which demonstrates our commitment to our pricing strategies. During 2013, we have executed aggressive price increases on our existing business, decreased the dollar impact of rollbacks associated with those price increases and improved pricing on our new business. This increase in revenue from yield was driven primarily by our collection operations with growth of $66 million and $163 million for the three and nine months ended September 30, 2013, respectively. We experienced growth in all three of our principal collection lines of business in 2013 for the three and nine months ended September 30, 2013, as follows:

	Average Yield
	Three Months Ended September 30	Nine Months Ended September 30
Commercial	3.4%	2.8%
Industrial	5.5%	4.6%
Residential	2.0%	1.8%

Part of the year-over-year revenue growth from yield is attributable to the new regulatory cost recovery fee that we instituted in April 2013 to help us recover a portion of the significant regulatory costs and fees, such as host fees and disposal taxes, which have not been recouped by our pricing programs. This new fee contributed approximately $18 million and $26 million to our revenue growth for the three and nine months ended September 30, 2013, respectively. Additionally, revenue growth from yield in our industrial line of business was aided by our continued expansion in the Energy Service business, which typically has higher average rates due to extended transportation distances, special waste handling costs and higher disposal costs. With respect to our residential line of business, we are focused on bidding on new contracts that improve our yield performance and increase our overall returns. Our effort to increase yield in our residential line of business is a challenge due principally to a very competitive environment. A high percentage of our residential business is in municipal franchise markets, and many municipalities are facing significant budget challenges, which results in very competitive bid processes as we rebid contracts and try to win new contracts. Finally, yield growth from our landfill and transfer station operations increased slightly in the current quarter. Improving yield in our landfill business has proved to be a challenge, due in part to excess disposal capacity that exists in many of the markets in which we own or operate landfills.

The $1 million and $6 million revenue decline from yield in our waste-to-energy disposal line of business for the three and nine months ended September 30, 2013, respectively, was due to the expiration and renegotiation of two long-term waste-to-energy disposal contracts in South Florida. The negative impact from the renegotiated contracts will continue through the first half of 2014.

Revenues from our environmental fee, which are included in average revenue growth from yield on collection and disposal, increased $1 million and $3 million for the three and nine months ended September 30,

2013, respectively. These revenues were $89 million and $260 million for the three and nine months ended September 30, 2013, respectively, as compared with $88 million and $257 million for the three and nine months ended September 30, 2012, respectively. Additionally, as mentioned above, we instituted a new regulatory cost recovery fee in April 2013 that contributed approximately $18 million and $26 million to revenue growth for the three and nine months ended September 30, 2013, respectively.

Recycling commodities — During the third quarter of 2013, we saw higher year-over-year recyclable commodity prices, which resulted in a $5 million revenue increase, due principally to commodity prices in the third quarter of 2012 being at the lowest levels since late 2009. Decreases in the prices of the recycling commodities we sold resulted in revenue declines of $80 million for the nine months ended September 30, 2013 with an estimated negative impact on income from operations of approximately $24 million. During the first nine months of 2013, our year-over-year commodity prices declined about 7% as compared with the same prior year period.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program increased by $10 million and $32 million for the three and nine months ended September 30, 2013, respectively. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. During 2013, the fuel surcharge revenues increased in response to an increase in the factor applied to diesel fuel prices in order to calculate the surcharge. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal governmental agencies at our landfills and transfer stations.

Volume — Changes in our volume caused our revenue to decrease $22 million, or 0.6%, and $56 million, or 0.5%, for the three and nine months ended September 30, 2013, respectively. We continue to experience revenue declines in our collection business, principally due to lower volumes in our commercial collection, and to a lesser extent, our residential line of business, which we attribute to the effects of pricing, competition and diversion of waste by customers. Additionally, for the nine months ended September 30, 2013, we experienced revenue declines due to lower volumes associated with the loss of certain strategic accounts including certain large retail mall customers primarily in the second quarter of 2013. Revenue growth from higher landfill volumes, primarily in our municipal solid waste business, partially offset these revenue decreases.

Acquisitions and divestitures — Revenues increased $103 million and $204 million for the three and nine months ended September 30, 2013, respectively, due to acquisitions. This increase was principally associated with the acquisition of Greenstar, which is reported in our “Recycling” line of business, and the acquisition of RCI in July 2013, which is reported primarily in our “Collection” line of business.

Operating Expenses

Our operating expenses increased by $96 million, or 4.3%, and $190 million, or 2.9%, for the three and nine months ended September 30, 2013, respectively, as compared with the same periods in 2012. Our operating expenses were 64.2% and 64.4% of revenues for the third quarter of 2013 and 2012, respectively, and 65.3% and 65.1% for the nine months ended September 30, 2013 and 2012, respectively. The increase in our operating expenses during the three and nine months ended September 30, 2013, respectively, can largely be attributed to the following:

•

Recycling operations — In January 2013, we acquired Greenstar, an operator of recycling and resource recovery facilities. The acquisition increased operating expenses by $37 million and $100 million for the three and nine months ended September 30, 2013, respectively, primarily increasing cost of goods sold and, to a lesser extent, labor and related benefits and other categories. Also contributing to the increases for the reported periods were the impacts of higher processing costs associated with outbound quality control. The increases in operating expenses associated with Greenstar were offset by increased revenues resulting from the acquisition in both the three and nine months ended September 30, 2013.

The following table summarizes the major components of our operating expenses, which include the impact of foreign currency translation, for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change
	2013	2012			2013	2012
Labor and related benefits	$641	$595	$46	7.7%	$1,874	$1,793	$81	4.5%
Transfer and disposal costs	252	244	8	3.3	734	712	22	3.1
Maintenance and repairs	294	284	10	3.5	897	876	21	2.4
Subcontractor costs	306	314	(8)	(2.5)	879	889	(10)	(1.1)
Cost of goods sold	260	224	36	16.1	754	706	48	6.8
Fuel	154	161	(7)	(4.3)	456	485	(29)	(6.0)
Disposal and franchise fees and taxes	171	163	8	4.9	490	467	23	4.9
Landfill operating costs	62	58	4	6.9	174	168	6	3.6
Risk management	57	52	5	9.6	181	170	11	6.5
Other	128	134	(6)	(4.5)	406	389	17	4.4

	$2,325	$2,229	$96	4.3%	$6,845	$6,655	$190	2.9%

Other significant changes in our operating expenses are discussed below.

•	Labor and related benefits — Significant items affecting the comparability of expenses for the periods presented include:

•	higher wages due to merit increases effective in the second quarter of 2013 and the Greenstar acquisition;

•	higher incentive compensation expense in current year periods due to higher anticipated payouts;

•	increased contract labor in the current year periods principally attributed to the recycling line of business;

•	non-cash charges incurred during the third quarter of 2013 and the second quarter of 2012 as a result of our partial withdrawals from underfunded multiemployer pension plans; and

•	lower headcount, exclusive of acquisitions, in the current year periods.

•

Maintenance and repairs — The increase was driven by (i) the Greenstar acquisition; (ii) fleet labor costs and (iii) planned maintenance costs in the third quarter of 2013 at our waste-to-energy facilities.

•

Subcontractor costs — The decrease in subcontractor costs was largely driven by lower costs in our WM Sustainability Business Services due to lower volumes offset, in part, by higher costs associated with special waste projects in several of our Areas and the acquired RCI operations.

•

Cost of goods sold — The increase in cost of goods sold is attributable, in part, to higher customer rebates resulting from higher volumes in our recycling commodity business driven primarily by the Greenstar acquisition. Higher market prices for recyclable commodities in the current quarter as compared with the third quarter of 2012 also contributed to the increase in cost of goods sold. Lower commodity prices during the nine month period ending September 30, 2013 partially offset these increases.

•

Fuel — The decrease in fuel expense when compared to the prior year period was due to (i) a retroactive CNG fuel excise tax credit recognized in the first quarter of 2013; (ii) reduced fuel purchases due to reduced collection volumes; (iii) lower costs as we convert our fleet to CNG vehicles and (iv) lower fuel prices.

•

Disposal and franchise fees and taxes — The increase in costs is attributable to (i) higher disposal fees and taxes due to higher landfill volumes and (ii) higher municipal franchise fees relating to the collection line of business in certain of our Areas. A disposal surcharge at one of our waste-to-energy facilities in the second quarter of 2013 contributed to the increased costs in the nine month period ended September 30, 2013.

•

Landfill operating costs — The increases in landfill operating costs when compared to the prior periods was driven in large part by higher leachate costs caused by increased precipitation in several of our Areas. The increase in the nine month period ended September 30, 2013, was offset in large part by a favorable adjustment due to an increase in U.S. Treasury rates used to discount the present value of our environmental remediation obligations and recovery assets.

•

Risk management — Increases in the third quarter 2013 were driven by higher fleet insurance costs and accident claims while increases in the nine months ended September 30, 2013 were driven mainly by higher workers’ compensation claims.

•

Other — Decreases in the third quarter of 2013 compared to the prior year period are attributable to: (i) adjustments to contingent consideration associated with the Greenstar acquisition, which is based on changes in certain recyclable commodity indexes and (ii) strike related costs incurred in the prior year period. Increases in the nine-month period ended September 30, 2013 were the result of (i) telecommunications, driven by our initiative to equip our fleet with onboard computers; (ii) utilities; (iii) property taxes; and (iv) rentals. These increases were partially offset by the third quarter decreases noted above.

Selling, General and Administrative

Our selling, general and administrative expenses increased by $14 million, or 4.2% and decreased $24 million, or 2.2%, when comparing the three and nine months ended September 30, 2013 with the comparable prior year periods. As a percentage of revenue, our selling, general and administrative expenses decreased from 9.7% for the third quarter of 2012 to 9.6% for the third quarter of 2013, and decreased from 10.9% for the nine months ended September 30, 2012 to 10.4% for the nine months ended September 30, 2013.

The following table summarizes the major components of our selling, general and administrative expenses for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change
	2013	2012			2013	2012
Labor and related benefits	$232	$187	$45	24.1%	$693	$643	$50	7.8%
Professional fees	29	35	(6)	(17.1)	95	122	(27)	(22.1)
Provision for bad debts	2	13	(11)	(84.6)	28	42	(14)	(33.3)
Other	86	100	(14)	(14.0)	276	309	(33)	(10.7)

	$349	$335	$14	4.2%	$1,092	$1,116	$(24)	(2.2)%

Labor and related benefits — Factors affecting the current year change in our labor and related benefits costs include:

•	Higher incentive compensation costs of $45 million and $73 million for the three- and nine-month periods ended September 30, 2013, respectively, due to higher anticipated payouts.

•

Higher non-cash compensation charges of $5 million and $27 million for the three- and nine-month periods ended September 30, 2013, respectively, attributable to our long-term incentive plan due primarily to the recognition of expense for the payout of performance share units granted in 2010, which was approved in the first quarter of 2013. Expense associated with these awards had been reversed in the second quarter of 2012 when it no longer appeared probable that threshold performance would be achieved.

•	Costs savings realized from our July 2012 restructuring of approximately $7 million and $43 million for the three- and nine-month periods ended September 30, 2013, respectively.

•	Lower payroll tax expense related to the lower annual incentive plan payout to participants in 2013 as compared to 2012.

Professional fees — In 2013, our professional fees decreased primarily due to (i) consulting fees incurred during 2012 associated with the start-up phase of our cost savings programs, (ii) higher costs in 2012 related to international development of our waste-to-energy business and (iii) higher legal fees in 2012.

Provision for bad debts — Our provision for bad debts decreased as a result of the collection of certain fully reserved receivables related to our Puerto Rico operations. Additionally, many of the billing delay issues we experienced throughout 2012 with certain of our strategic account customers have been resolved, favorably affecting our year-over-year bad debt comparisons.

Other — During 2013, controllable costs associated with advertising, travel and entertainment, building and equipment costs, computer costs, and seminars and education have declined primarily as a result of our July 2012 restructuring and continued focus on cost-control initiatives. Additionally, we experienced higher 2012 litigation settlement costs, principally noted in the three-month comparison.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change
	2013	2012			2013	2012
Depreciation of tangible property and equipment	$216	$207	$9	4.3%	$638	$622	$16	2.6%
Amortization of landfill airspace	107	107	—	—	310	297	13	4.4
Amortization of intangible assets	21	17	4	23.5	58	52	6	11.5

	$344	$331	$13	3.9%	$1,006	$971	$35	3.6%

Restructuring

During the nine months ended September 30, 2013, we recognized a total of $13 million of pre-tax restructuring charges, of which $6 million was related to employee severance and benefit costs, including costs associated with our acquisition of Greenstar and our July 2012 restructuring. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

During the nine months ended September 30, 2012, we recognized a total of $51 million of pre-tax restructuring charges, of which $46 million was related to employee severance and benefit restructuring charges, primarily attributable to our July 2012 restructuring and including other charges associated with the reorganization of Oakleaf and certain other actions taken by the Company in 2012.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

During the third quarter of 2013, we recognized charges of $23 million, primarily related to (i) a $12 million impairment charge to write down goodwill and indefinite-lived intangibles related to an investment in a waste diversion technology company, partially offset by a $6 million benefit to noncontrolling interest and (ii) losses on divestitures primarily related to investments in oil and gas producing properties. During the nine months ended September 30, 2013, we also recognized additional charges of $15 million, primarily related to (i) a $14 million impairment charge in the second quarter of 2013 at a waste-to-energy facility as a result of projected operating losses, which caused us to write down the carrying value of the facility’s property, plant and equipment to its estimated fair value; (ii) losses on divestitures in the first quarter of 2013 primarily related to investments in oil and gas producing properties and (iii) other charges to impair goodwill and write down the carrying value of assets to their estimated fair values related to certain of our operations, all of which are individually immaterial. Partially offsetting these charges during 2013 were gains on divestitures including the sale of a transfer station in our Greater Mid-Atlantic Area during the first quarter of 2013.

During the third quarter of 2012, we recognized impairment charges aggregating $22 million, relating in large part to (i) the impairment of a note receivable from an entity that we invested in that went into liquidation

(see “Equity in net losses of unconsolidated entities” below), (ii) the impairment of certain related assets due to our decision not to use or develop those assets and (iii) the impairment of an oil and gas well as a result of projected operating losses that caused us to write-down the carrying value of the oil and gas well to its estimated fair value. During the nine months ended September 30, 2012, we also recognized additional impairment charges of $33 million in the second quarter of 2012, largely attributable to two facilities in our medical waste services business as a result of projected operating losses at each of these facilities, which caused us to write down the carrying values of the facilities’ operating permits and property, plant and equipment to their estimated fair values. These charges are included in our “Other” operations in Note 8 to the Condensed Consolidated Financial Statements.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that a long-lived asset might not be recoverable. Additionally, at least annually as of October 1, and more frequently if warranted, we assess our goodwill for impairment.

Income from Operations

The following table summarizes income from operations for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change
	2013	2012			2013	2012
Solid Waste:
Tier 1	$224	$213	$11	5.2%	$652	$641	$11	1.7%
Tier 2	347	328	19	5.8	970	946	24	2.5
Tier 3	148	126	22	17.5	388	370	18	4.9

Solid Waste	719	667	52	7.8	2,010	1,957	53	2.7
Wheelabrator	39	46	(7)	(15.2)	52	68	(16)	(23.5)
Other	(31)	(68)	37	(54.4)	(99)	(167)	68	(40.7)
Corporate and Other.	(150)	(145)	(5)	3.4	(474)	(491)	17	(3.5)

Total	$577	$500	$77	15.4%	$1,489	$1,367	$122	8.9%

Items affecting all components of our results of operations during the three and nine months ended September 30, 2013 include (i) restructuring charges recognized in the third quarter of 2012 associated with our July 2012 restructuring; (ii) subsequent benefits realized as a result of our July 2012 restructuring and ongoing cost containment efforts and (iii) increased labor costs due to merit increases effective in the second quarter of 2013 and higher expected year-over-year incentive compensation payouts. Also affecting our components, excluding Wheelabrator, was the reclassification of employees to Solid Waste from Other and Corporate and Other.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three and nine months ended September 30, 2013 as compared with the prior year periods are summarized below:

•

Our base business excluding recycling benefited from (i) internal revenue growth, principally in our collection and landfill lines of business and (ii) increased fuel cost recovery. These favorable variances were partially offset by net cost increases mainly driven by transfer and disposal costs.

•

Results from our recycling business were lower compared to prior year periods due primarily to: (i) higher processing costs driven in part by increased outbound quality control; (ii) operating losses related to the acquired operations of Greenstar and (iii) lower prices for commodities, although we did see slightly higher year-over-year prices in the current quarter.

Other items affecting the reported periods include:

•	the RCI acquisition;

•	reduced fuel expense due to a retroactive CNG excise fuel tax credit recognized in the first quarter of 2013; and

•	decreased bad debt expense due primarily to collection of reserved receivables.

Wheelabrator — The decrease in income from operations of our Wheelabrator business for the three and nine months ended September 30, 2013 as compared to 2012 was largely driven by (i) maintenance and repair costs, primarily due to differences in the timing and scope of planned maintenance activities; (ii) higher labor costs; (iii) a disposal surcharge at one of our waste-to-energy facilities and (iv) a $14 million impairment charge recognized in the second quarter of 2013.

Other — Significant items affecting the comparability of results for the periods presented include:

•	impairment charges incurred during 2012 in our medical waste service business and investments in waste diversion technology companies;

•	improved results from our organics and medical waste service businesses;

•

year-to-date losses from our efforts to integrate our strategic accounts business with Oakleaf, including the loss of certain strategic accounts. However, in the current quarter, we have experienced year-over-year improvements as a result of our system and process enhancements; and

•

a favorable adjustment to contingent consideration associated with the Greenstar acquisition which is based on changes in certain recyclable commodity indexes offset by higher administrative and restructuring costs associated with the acquired operations.

Corporate and Other — Significant items affecting the comparability of expenses for the periods presented include:

•	decreased professional fees primarily due to higher consulting fees incurred during 2012 in connection with the start-up phase of our cost savings programs; and

•	a favorable adjustment to our estimated environmental remediation obligations and recovery assets in the second quarter of 2013 due to increases in U.S. Treasury rates.

Interest Expense

Our interest expense was $119 million and $363 million during the three and nine months ended September 30, 2013, respectively, compared with $123 million and $366 million during the three and nine months ended September 30, 2012, respectively. Our interest expense has declined on a year-over-year basis in spite of a slight increase in our average debt balances. This is primarily attributable to interest expense reductions that have been achieved by (i) remarketing tax-exempt debt at lower rates, (ii) issuing new debt at lower fixed interest rates than debt repaid upon scheduled maturities and (iii) the amendment and restatement of our revolving credit facility.

Equity in Net Losses of Unconsolidated Entities

Our “Equity in net losses of unconsolidated entities” is primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as noncontrolling investments made to support our strategic initiatives and unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 14 to the Condensed Consolidated Financial Statements for more information related to these investments. The decreases in 2013 are primarily attributable to a $10 million charge recognized in the third quarter of 2012 related to a payment we made under a guarantee on behalf of an unconsolidated entity that went into liquidation. This investment was accounted for under the equity method.

Other, net

We recognized other, net expense of $3 million and $12 million for the three and nine months ended September 30, 2013, respectively, compared with other, net expense of $14 million and $16 million for the three and nine months ended September 30, 2012, respectively. The expense in 2013 was impacted by impairment charges of $11 million in the first quarter of 2013 relating to other-than-temporary declines in the value of two investments in waste diversion technology companies accounted for under the cost method. Partially offsetting these charges was a $4 million gain on the sale of a similar investment recognized in the second quarter of 2013. The expense in 2012 was impacted by an impairment charge of $14 million in the third quarter of 2012 related to an other-than-temporary decline in the value of another investment in a waste diversion technology company accounted for under the cost method. The remaining expenses recognized during the reported periods are primarily related to the impact of foreign currency translation.

Provision for Income Taxes

We recorded a provision for income taxes of $155 million during the third quarter of 2013, representing an effective income tax rate of 34.3%, compared with a provision for income taxes of $125 million during the third quarter of 2012, representing an effective income tax rate of 36.1%. Our effective income tax rate for the nine months ended September 30, 2013 was 33.6% compared with 34.5% for the nine months ended September 30, 2012. The increase in our provision for income taxes when comparing the three months ended September 30, 2013 with the prior year is primarily due to an increase in pre-tax income.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes by $11 million and $5 million, respectively, for the three months ended September 30, 2013 and by $28 million and $14 million, respectively, for the nine months ended September 30, 2013. These investments reduced our provision for income taxes by $11 million and $6 million, respectively, for the three months ended September 30, 2012 and by $27 million and $14 million, respectively, for the nine months ended September 30, 2012. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $6 million and $26 million for the three and nine months ended September 30, 2013, respectively, and $9 million and $32 million for the three and nine months ended September 30, 2012, respectively. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator business. Refer to Note 14 to the Condensed Consolidated Financial Statements for information related to the consolidation of these variable interest entities. The decreases in 2013 are primarily attributable to the recognition of a $6 million benefit associated with the $12 million impairment charge discussed above in (Income) Expense from Divestitures, Asset Impairments and Unusual Items.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of September 30, 2013 and December 31, 2012 (dollars in millions):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$157	$194

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$126	$125
Tax-exempt bond funds	41	1
Other	12	12

Total restricted trust and escrow accounts	$179	$138

Debt:
Current portion	$568	$743
Long-term portion	9,491	9,173

Total debt	$10,059	$9,916

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$64	$79

As of September 30, 2013, we had (i) $510 million of debt maturing within the next 12 months, including $350 million of 5.0% senior notes that mature in March 2014 and $92 million of tax-exempt bonds; (ii) short-term borrowings and advances outstanding under credit facilities with long-term maturities, including $140 million of borrowings outstanding under the revolving credit facility and U.S.$456 million of advances under our Canadian credit facility term loan; and (iii) $857 million of tax-exempt borrowings subject to repricing within the next 12 months. Based on our intent and ability to refinance a portion of this debt on a long-term basis as of September 30, 2013, we have classified $1.4 billion of this debt as long-term and the remaining $568 million as current obligations.

In July 2013, we amended and restated our $2.0 billion revolving credit facility, increasing our total credit capacity to $2.25 billion and extending the term through July 2018.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine-month periods ended September 30 (in millions):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$1,858	$1,718

Net cash used in investing activities	$(1,432)	$(1,361)

Net cash used in financing activities	$(459)	$(219)

Net Cash Provided by Operating Activities — We generated $1,858 million of cash flow from operating activities during the nine-month period ended September 30, 2013, compared with $1,718 million during the nine-month period ended September 30, 2012. The $140 million increase was primarily driven by the items described below:

•	Increased earnings — Our income from operations, excluding depreciation and amortization, impairments and restructuring costs increased by $102 million, on a year-over-year basis.

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

•

Forward-starting swaps — During the third quarter of 2012, forward starting interest rate swaps associated with anticipated fixed rate debt issuances were terminated contemporaneously with the issuance of senior notes and we paid cash of $59 million. This cash payment has been classified as a change in “Other liabilities” within “Net cash provided by operating activities” in the Condensed Consolidated Statement of Cash Flows.

These were partially offset by:

•

Increased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $165 million higher on a year-over-year basis due to higher pre-tax earnings and the timing of estimated tax payments.

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

Our cash flow from operating activities is impacted on a year-over-year basis by changes in our working capital accounts. After consideration of the items mentioned above, the impacts of working capital changes were favorable during the reported period. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and changes in accounts payable, and other accruals which are affected by both cost changes and timing of payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine-month periods ended September 30, 2013 and 2012 are summarized below:

•

Capital expenditures — We used $824 million during the first nine months of 2013 for capital expenditures compared with $1,132 million in the first nine months of 2012, a decrease of $308 million. The decrease can generally be attributed to increased focus on capital spending management and the impact of timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $171 million of our fourth quarter 2012 spending was paid in cash in the first quarter of 2013 compared with approximately $244 million of our fourth quarter 2011 spending that was paid in the first quarter of 2012.

•

Acquisitions — Our spending on acquisitions was $698 million in the first nine months of 2013 compared with $178 million in the first nine months of 2012. In 2013, our acquisitions consisted primarily of the recycling operations of Greenstar, for which we paid $170 million, and substantially all of the assets of RCI, for which we paid $481 million. The remainder of our 2013 acquisitions related to collection and energy services operations. In 2012, our acquisitions consisted primarily of interests in oil and gas producing properties through two transactions, for which we paid $94 million. The remainder of our 2012 acquisitions related to collection and recycling operations.

Net Cash Used in Financing Activities — During the first nine months of 2013, net cash used in financing activities was $459 million, compared with $219 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the nine-month periods ended September 30, 2013 and 2012 are summarized below:

•	Net debt borrowings (repayments) — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Nine Months Ended September 30,
	2013	2012
Borrowings:
Revolving credit facility(a)	$200	$—
Canadian credit facility(a)	940	115
Senior Notes	—	495
Capital leases and other debt	78	75

	$1,218	$685

Repayments:
Revolving credit facility(a)	$(460)	$(150)
Canadian credit facility(a)	(574)	(142)
Tax-exempt bonds	(107)	(86)
Capital leases and other debt	(103)	(95)

	$(1,244)	$(473)

Net (repayments) borrowings	$(26)	$212

(a)	Due to the short-term maturities of the borrowings under these credit facilities, we have reported certain of these cash flows on a net basis.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Dividend payments — We paid $512 million in cash dividends in the first nine months of 2013 compared with $493 million in the first nine months of 2012. The increase in dividend payments is due to our quarterly per share dividend declared increasing from $0.355 in 2012 to $0.365 in 2013 and increased shares outstanding.

•

Proceeds from the exercise of common stock options — We received $116 million for the exercise of stock options in the first nine months of 2013 compared with $39 million in the first nine months of 2012. The increase in exercised stock options is primarily due to the increase in the Company’s stock price combined with approaching expirations of stock options in the first nine months of 2013.

Liquidity Impacts of Income Tax Items

Recent Legislation — The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and includes an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2014 can be depreciated immediately. The acceleration of deductions on 2013 qualifying capital expenditures resulting from the bonus depreciation provisions has no impact on our effective income tax rate for 2013, but reduces our cash taxes in the periods in which the deductions are taken.

The acceleration of depreciation deductions related to qualifying capital expenditures in 2012 decreased our full year 2012 cash taxes by approximately $90 million and, based on our current forecast of 2013 capital expenditures, we estimate a reduction in our full year 2013 cash taxes of approximately $105 million related to qualifying capital expenditures in 2013. However, taking accelerated deductions results in increased cash taxes in subsequent periods when the deductions for these capital expenditures would have otherwise been taken. On a net basis, after taking into account the effect of all applicable years’ bonus depreciation programs, the deductions taken in previous years from acceleration programs more than offset the benefits received in 2012 and results in an immaterial benefit in 2013.

In addition, as a result of the application in 2012 of the depreciation safe harbor provisions of the Income Tax Regulations, our estimated tax payments in 2013 were higher in the first nine months of the year than the comparable prior year period. We also expect our full year tax payments to be approximately $150 million higher than the tax payments made in 2012.

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

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 14 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2013, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Inflation

While inflationary increases in costs, including the cost of diesel fuel, have affected our income from operations margins in recent years, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, a portion of our collection revenues are generated under long-term agreements with price adjustments based on various indexes intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of September 30, 2013, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

$2.25 Billion Second Amended and Restated Revolving Credit Agreement dated as of July 26, 2013 by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as syndication agents, BNP Paribas, Citibank, N.A., Deutsche Bank AG New York Branch, The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Royal Bank of Scotland plc, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as lead arrangers and joint bookrunners. [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 30, 2013]

10.2	—

CDN$650 Million Credit Facilities Credit Agreement by and among Waste Management of Canada Corporation and WM Quebec Inc., as borrowers, Waste Management, Inc. and Waste Management Holdings, Inc., as guarantors, The Bank of Nova Scotia, as administrative agent, JP Morgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, National Association, as co-syndication agents, the Bank of Nova Scotia, J.P. Morgan Securities LLC, Merrill, Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners and the Lenders from time to time party thereto.

10.3	—

First Amendment Agreement to CDN$650 Credit Facilities Credit Agreement by and among Waste Management of Canada Corporation and WM Quebec Inc., as borrowers, Waste Management, Inc. and Waste Management Holdings, Inc., as guarantors, the Lenders from time to time party thereto, and The Bank of Nova Scotia, as administrative agent.

31.1	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

Exhibit No.		Description
95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: October 29, 2013