Form 10-K
period 2013-12-31
WASTE MANAGEMENT INC
filed 2014-02-18
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2013 was approximately $18.8 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 7, 2014 was 464,821,875 (excluding treasury shares of 165,460,586).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business.

General

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; Waste Management’s wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management or its subsidiaries are the primary beneficiaries as described in Note 20 to the Consolidated Financial Statements. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, recycling and resource recovery, and disposal services. Through our subsidiaries, we are also a leading developer, operator and owner of waste-to-energy and landfill gas-to-energy facilities in the United States. During 2013, our largest customer represented less than 2% of annual revenues. We employed approximately 42,700 people as of December 31, 2013.

We own or operate 267 landfill sites, which is the largest network of landfills in our industry. In order to make disposal more practical for larger urban markets, where the distance to landfills or waste-to-energy facilities is typically farther, we manage 300 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy. One method involves recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. Our subsidiary, Wheelabrator Technologies, Inc., also uses waste to create energy by operating highly efficient waste combustion plants that produce clean, renewable energy. We are a leading recycler in North America, handling materials that include paper, cardboard, glass, plastic, metal and electronics. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the U.S. and Canada. In addition to traditional waste operations, we are also expanding to increase the service offerings we provide for our customers.

Our Company’s goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders, and achievement of our goals is intended to meet the needs of a changing industry. The waste industry continues to undergo significant changes. Our Company and others have recognized the value of the traditional waste stream as a potential resource. When compared to historical averages, landfill volumes have declined in recent years, as customers are increasingly using alternatives to traditional disposal, such as recycling, while also working to reduce the waste they generate. Accomplishment of our goals will grow our Company and allow us to meet the needs of our customers and communities as they, too, Think Green®. We believe that helping our customers achieve their environmental goals will enable us to achieve profitable growth.

Every day, Waste Management is helping industries, communities and individuals reduce, reuse and remove waste better through sound sustainability strategies. We have a precise day-to-day focus on collecting and handling our customers’ waste efficiently and responsibly. Meanwhile, we are also developing and implementing new ways to handle and extract value from waste. Our employees are committed to delivering environmental performance — our mission is to maximize resource value, while minimizing environmental impact, so that both our economy and our environment can thrive. Drawing on our resources and experience, we actively pursue projects and initiatives that benefit the waste industry, the customers and communities we serve and the environment.

The Company is also committed to providing long-term value to our stockholders by successfully executing on our strategic goals of optimizing our business, knowing and servicing the customer better than anyone else, and extracting more value from the materials we handle. In pursuit of these long-term goals, we have sharpened our focus on the following key priorities:

•	Pursue revenue growth through customer-focused segmentation, pricing discipline and strategic acquisitions;

•	Continually emphasize cost control and investment in technology and systems that enhance the efficiency of our operations; and

•	Invest in emerging technologies that offer alternatives to traditional disposal and generate additional value from the waste, recycling and other streams we manage.

We believe that execution of our strategy through these key priorities will drive continued growth and leadership in a dynamic industry, as customers increasingly seek non-traditional waste management solutions. In addition, we intend to continue to return value to our stockholders through dividend payments, and our Board of Directors has given management authority to make common stock repurchases. In February 2014, we announced that our Board of Directors expects to increase the quarterly dividend from $0.365 to $0.375 per share for dividends declared in 2014, which is a 2.7% increase from the quarterly dividends we declared in 2013. This will result in an increase in the amount of free cash flow that we expect to pay out as dividends for the 11th consecutive year and is an indication of our ability to generate strong and consistent cash flows. All quarterly dividends will be declared at the discretion of our Board of Directors.

Operations

General

We evaluate, oversee and manage the financial performance of our local Solid Waste business subsidiaries through our 17 Areas. See Note 21 to the Consolidated Financial Statements for additional information about our reportable segments. Our Wheelabrator business provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our Solid Waste or Wheelabrator businesses, as described below. These operations are presented in this report as “Other.”

We have expanded certain of our operations through acquisitions, which are discussed further in Note 19 to the Consolidated Financial Statements. In January 2013, we acquired Greenstar, LLC, (“Greenstar”), an operator of recycling and resource recovery facilities. This acquisition provides the Company’s customers with greater access to recycling solutions, having supplemented the Company’s extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers. In July 2013, we acquired substantially all of the assets of RCI Environnement, Inc. (“RCI”), the largest waste management company in Quebec, and certain related entities. RCI provides collection, transfer, recycling and disposal operations throughout the Greater Montreal area. The acquired RCI operations complement and expand the Company’s existing assets and operations in Quebec.

The table below shows the total revenues (in millions) contributed annually by our Solid Waste and Wheelabrator businesses, in the three-year period ended December 31, 2013. More information about our results of operations is included in Note 21 to the Consolidated Financial Statements and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report.

	Years Ended December 31,
	2013	2012	2011
Solid Waste	$13,477	$13,056	$12,998
Wheelabrator	845	846	877
Other	2,185	2,106	1,534
Intercompany	(2,524)	(2,359)	(2,031)

Total	$13,983	$13,649	$13,378

The services we provide include collection, landfill (solid and hazardous waste landfills), transfer, operation of waste-to-energy facilities and independent power production plants, recycling and resource recovery and other services, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years presented:

	Years Ended December 31,
	2013	2012	2011
Collection	$8,513	$8,405	$8,406
Landfill	2,790	2,685	2,611
Transfer	1,329	1,296	1,280
Wheelabrator	845	846	877
Recycling	1,447	1,360	1,580
Other	1,583	1,416	655
Intercompany	(2,524)	(2,359)	(2,031)

Total	$13,983	$13,649	$13,378

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

Landfill.    Landfills are the main depositories for solid waste in North America. At December 31, 2013, we owned or operated 262 solid waste landfills and five secure hazardous waste landfills, which represents the largest network of landfills in North America. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

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

Transfer.    At December 31, 2013, we owned or operated 300 transfer stations in North America. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites. At December 31, 2013, our medical waste services business (discussed below) also had 15 smaller transfer operations (separate from its 8 processing facilities, but some of which are located at other existing Company facilities) that are permitted to consolidate regulated medical waste collections for disposal.

Access to transfer stations is critical to haulers who collect waste in areas not in close proximity to disposal facilities. Fees charged to third parties at transfer stations are usually based on the type and volume or weight of the waste deposited at the transfer station, the distance to the disposal site and general market factors.

The utilization of our transfer stations by our own collection operations improves internalization by allowing us to retain fees that we would otherwise pay to third parties for the disposal of the waste we collect. It enables us to manage costs associated with waste disposal because (i) transfer trucks, railcars or rail containers have larger capacities than collection trucks, allowing us to deliver more waste to the disposal facility in each trip; (ii) waste is accumulated and compacted at transfer stations that are strategically located to increase the efficiency of our network of operations and (iii) we can retain the volume by managing the transfer of the waste to one of our own disposal sites.

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

Wheelabrator.    As of December 31, 2013, we owned or operated 16 waste-to-energy facilities and four independent power production plants (“IPPs”) which are located in the Northeast, in the Mid-Atlantic, and in Florida, California and Washington.

At our waste-to-energy facilities, solid waste is burned at high temperatures in specially designed boilers to produce heat that is converted into high-pressure steam. As of December 31, 2013, our waste-to-energy facilities were capable of processing up to approximately 23,000 tons of solid waste each day. In 2013, our waste-to-energy facilities received and processed 8 million tons of solid waste, or approximately 21,000 tons per day.

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

We generate steam at our waste-to-energy and IPPs facilities for the production of electricity. We sell the electricity produced at our facilities into wholesale markets, which include investor-owned utilities, power marketers and regional power pools. Some of our facilities also sell steam directly to end users. Fees charged for electricity and steam at our waste-to-energy facilities and IPPs have generally been subject to the terms and conditions of long-term contracts that include interim adjustments to the prices charged for changes in market conditions such as inflation, electricity prices and other general market factors. In recent years several of our long-term energy contracts and short-term pricing arrangements expired, significantly increasing our waste-to-energy revenues’ exposure to volatility attributable to changes in market prices for electricity, which generally correlate with fluctuations in natural gas prices in the markets in which we operate. Our market-price volatility will continue to increase as additional long-term contracts expire. We use short-term, “receive fixed, pay variable” electricity commodity swaps to reduce the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. Refer to the Quantitative and Qualitative Disclosures About Market Risk section of this report for additional information about the Company’s current considerations related to the management of this market exposure.

In 2013, we continued to look at opportunities to expand our waste-to-energy business. In recent years, we have partnered with third parties to invest in the expansion of waste-to-energy assets and services in the United Kingdom and China. While there has not been any meaningful expansion of the network of waste-to-energy disposal facilities in the U.S. during this time, we have invested significant efforts in Europe and China to further develop these assets. We have made investments in partnerships and joint ventures in the United Kingdom and China in order to use our expertise as an owner and operator of waste-to-energy facilities to participate in this growth opportunity. The investments we have made are discussed further in Note 20 to the Consolidated Financial Statements.

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

Materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. We operate 120 MRFs where paper, cardboard, metals, plastics, glass, construction and demolition materials and other recyclable commodities are recovered for resale. We also operate five secondary processing facilities where recyclable materials can be further processed into raw products used in the manufacturing of consumer goods. Materials processing services include data destruction and automated color sorting.

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

Some of the recyclable materials processed in our MRFs are purchased from various sources, including third parties and our own operations. The cost per ton of material purchased is based on market prices and the cost to transport the processed goods to our customers to whom we sell such materials. The price we pay for recyclable materials is often referred to as a “rebate.” Rebates generally are based upon the price we receive for sales of processed goods and on market conditions, but in some cases are based on fixed contractual rates or on defined minimum per-ton rates. As a result, changes in commodity prices for recycled fiber can significantly affect our revenues, the rebates we pay to our suppliers and our operating income from operations margins.

Other.    Other services we provide include the following:

We provide recycling brokerage services, which involve managing the marketing of recyclable materials for third parties. The experience of our recycling operations in managing recyclable commodities for our own operations gives us the expertise needed to effectively manage volumes for third parties. Utilizing the resources and knowledge of our recycling operations’ service centers, we can assist customers in marketing and selling their recyclable commodities with minimal capital requirements. We also provide electronics recycling. We recycle discarded computers, communications equipment, and other electronic equipment. Services include the collection, sorting and disassembling of electronics in an effort to reuse or recycle all collected materials. In recent years, we have teamed with major electronics manufacturers to offer comprehensive “take-back” programs of their products to assist the general public in disposing of their old electronics in a convenient and environmentally safe manner.

Our WM Sustainability Services organization offers our customers in all Areas a variety of services in collaboration with our Area and strategic accounts programs, including (i) in-plant services, where our employees work full-time inside our customers’ facilities to provide full-service waste management solutions and consulting services; (ii) specialized disposal services for oil and gas exploration and production operations and (iii) services associated with the disposal of fly ash, residue generated from the combustion of coal and other fuel stocks. Our vertically integrated waste management operations enable us to provide customers with full management of their waste. The breadth of our service offerings and the familiarity we have with waste management practices gives us the unique ability to assist customers in minimizing the amount of waste they generate, identifying recycling opportunities and determining the most efficient means available for waste collection and disposal.

We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy Program. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The EPA endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. At December 31, 2013, we had 137 landfill gas beneficial use projects producing commercial quantities of methane gas at 124 of our solid waste landfills and four third-party landfills. At 109 of these landfills, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. At 17 landfills, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. At 10 landfills, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers. At one landfill, the gas is processed into liquefied natural gas and used as vehicle fuel.

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

Competition

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists primarily of two national waste management companies and regional and local companies of varying sizes and financial resources, including companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities and companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products. Some of our regional competitors can be significant competitors in local markets and are pursuing aggressive regional growth strategies. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations.

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes can significantly affect the operating results of the affected Areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern U.S., can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time span, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins.

Employees

At December 31, 2013, we had approximately 42,700 full-time employees, of which approximately 7,400 were employed in administrative and sales positions and the balance in operations. Approximately 9,200 of our employees are covered by collective bargaining agreements.

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

We establish financial assurance using surety bonds, letters of credit, insurance policies, trust and escrow agreements and financial guarantees. The type of assurance used is based on several factors, most importantly: the jurisdiction, contractual requirements, market factors and availability of credit capacity. The following table summarizes the various forms and dollar amounts (in millions) of financial assurance that we had outstanding as of December 31, 2013:

Surety bonds:
Issued by consolidated subsidiary(a)	$181
Issued by affiliated entity(b)	1,079
Issued by third-party surety companies	2,172

Total surety bonds		$3,432
Letters of credit:
Revolving credit facilities(c)	872
Letter of credit facilities(d)	400
Other lines of credit	267

Total letters of credit		1,539
Insurance policies:
Issued by consolidated subsidiary(a)	1,157
Issued by affiliated entity(b)	32
Issued by third-party insurance companies	212

Total insurance policies		1,401
Funded trust and escrow accounts(e)		140
Financial guarantees(f)		117

Total financial assurance(g)		$6,629

(a)	We use surety bonds and insurance policies issued by a wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue financial assurance on our behalf. National Guaranty Insurance Company is authorized to write up to approximately $1.5 billion in surety bonds or insurance policies for our final capping, closure and post-closure requirements, waste collection contracts and other business-related obligations.

(b)	We hold a noncontrolling interest in an entity that we use to obtain financial assurance. Our contractual agreement with this entity does not specifically limit the amounts of surety bonds or insurance that we may obtain, making our financial assurance under this agreement limited only by the guidelines and restrictions of surety and insurance regulations.

(c)	WM has a $2.25 billion revolving credit facility with a term extending through July 2018. At December 31, 2013, we had $420 million of outstanding borrowings and $872 million of letters of credit issued and supported by the facility. The unused and available credit capacity of the facility was $958 million as of December 31, 2013. We also have a C$150 million revolving credit facility which matures in November 2017 and provides for up to C$50 million of letter of credit capacity. At December 31, 2013, we had no letters of credit outstanding under this facility and outstanding borrowings of C$10 million. The unused and available credit capacity of this facility was C$140 million as of December 31, 2013, of which C$50 million may be used for letters of credit.

(d)	We have an aggregate committed capacity of $400 million under letter of credit facilities with terms ending through December 2016. This letter of credit capacity was fully utilized as of December 31, 2013.

(e)	Our funded trust and escrow accounts generally have been established to support landfill final capping, closure, post-closure and environmental remediation obligations and our performance under various operating contracts. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the use of funds for qualifying activities; (iv) acquisitions or divestitures of landfills and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts. The assets held in our funded trust and escrow accounts may be drawn and used to meet the obligations for which the trusts and escrows were established.

(f)	Financial guarantees are provided primarily to support our performance of landfill final capping, closure and post-closure activities. The amount of financial assurance provided by such guarantees is dependent upon measures of our tangible net worth and other criteria.

(g)	The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under U.S. Generally Accepted Accounting Principles (“GAAP”).

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

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability, business interruption and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. As of December 31, 2013, our commercial General Liability Insurance Policy carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2013, our auto liability insurance program included a per-incident base deductible of $5 million, subject to additional deductibles of $4.8 million in the $5 million to $10 million layer. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2013 are summarized in Note 11 to the Consolidated Financial Statements.

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

Regulation

Our business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the U.S. Environmental Protection Agency (“EPA”), Environment Canada, and various other federal, state, provincial and local environmental, zoning, transportation, land use, health and safety agencies in the United States and Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations. In recent years, we have perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. We expect this heightened governmental focus on regulation and enforcement to continue.

Because the primary mission of our business is to collect and manage solid waste in an environmentally sound manner, a significant amount of our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, state or provincial and local rules. There are costs associated with siting, design, permitting, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. In connection with our acquisition, development or expansion of a management or disposal facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current regulations and future requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

The primary United States federal statutes affecting our business are summarized below:

•

The Resource Conservation and Recovery Act of 1976 (“RCRA”), as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations are typically implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations.

•

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”) which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional disposal of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations. The EPA may issue orders requiring responsible parties to perform response actions at sites, or the EPA may seek recovery of funds expended or to be expended in the future at sites. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially-approved settlement. Liability under CERCLA could also include obligations to a potentially responsible party, or PRP, that voluntarily expends site clean-up costs. Further, liability for damage to publicly-owned natural resources may also be imposed. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed and as a generator or transporter of hazardous substances disposed of at other locations.

•

The Federal Water Pollution Control Act of 1972, as amended, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water runoff that require landfills and other waste-handling facilities to obtain storm water discharge permits. In addition, if a landfill or other facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, before the development or expansion of a landfill can alter or affect “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

•

The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and municipal waste-to-energy facilities. In 1996 the EPA issued new source performance standards and emission guidelines controlling landfill gases from new and existing large landfills. In January 2003, the EPA issued Maximum Achievable Control Technology (“MACT”) standards for municipal solid waste landfills subject to the new source performance standards. These regulations impose limits on air emissions from large municipal solid waste landfills, subject most of our large municipal solid waste landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site. The EPA entered into a settlement agreement with the Environmental Defense Fund to evaluate the 1996 new source performance standards and emission guidelines for new and existing landfills as required by the Clean Air Act every eight years and revise them if deemed necessary. The EPA is scheduled to issue a proposed rule in February 2014 and finalize the rule in December 2014. Should the EPA adopt more stringent requirements, additional landfills may become subject to the rule and related capital expenditures and operating costs may increase. However, we do not believe that the regulatory changes would have a material adverse impact on our business as a whole.

The EPA has also issued new source performance standards and emission guidelines for large and small municipal waste-to-energy facilities, which include stringent emission limits for various pollutants based on Maximum Achievable Control Technology standards. These sources are also subject to operating permit requirements under Title V of the Clean Air Act. The Clean Air Act requires the EPA to review and revise the MACT standards applicable to municipal waste-to-energy facilities every five years. The EPA has not initiated or announced a schedule for the required review of the standards for large waste-to-energy facilities, so we are not yet able to evaluate potential operating changes or costs associated with possible regulatory revisions.

Additionally, standards have been imposed on manufacturers of transportation vehicles (including waste collection vehicles). The EPA continues to evaluate and develop regulations to increase fuel economy standards and reduce vehicle emissions; such regulations could increase the costs of operating our fleet, but we do not believe any such regulations would have a material adverse impact on our business as a whole.

•

The Occupational Safety and Health Act of 1970, as amended, (“OSHA”) establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal. Various state and local agencies with jurisdiction over disposal of hazardous waste may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

We are also actively monitoring the following recent developments in United States federal regulations affecting our business:

•

In 2010, the EPA issued the Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas (“GHG”) Tailoring Rule, which expanded the EPA’s federal air permitting authority to include the six GHGs, including methane and carbon dioxide. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation. Air permits for new and modified large municipal solid waste landfills, waste-to-energy facilities and landfill gas-to-energy facilities could be affected. However, the degree of impact is dependent upon the EPA’s final determination on permitting of biogenic carbon dioxide emissions, as well as the EPA’s or implementing states’ determinations on what may constitute “Best Available Control Technology” for new projects exceeding certain thresholds. In addition, recent final and proposed rules to increase the stringency of certain National Ambient Air Quality Standards and related PSD increment/significance thresholds could affect the cost, timeliness and availability of air permits for new and modified large municipal solid waste landfills, waste-to-energy facilities and landfill gas-to-energy facilities. In general, controlling emissions involves installing collection wells in a landfill and routing the gas to a suitable energy recovery system or combustion device. At December 31, 2013, we had 137 projects at solid waste landfills where landfill gas was captured and utilized for its renewable energy value rather than flared. Efforts to curtail the emission of GHGs and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with associated capital or operating costs; however, we do not believe that such regulations will have a material adverse impact on our business as a whole. See Item 1A. Risk Factors — “The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.” We are striving to anticipate the future needs of our customers by investing in and developing ever-more-advanced recycling and reuse technologies. Potential climate change and GHG regulatory initiatives have influenced our business strategy to provide low-carbon services to our customers, and we increasingly view our ability to offer lower carbon services as a key component of our business growth. If the U.S. were to impose a carbon tax or other form of GHG regulation increasing demand for low-carbon service offerings in the future, the services we are developing will be increasingly valuable.

•

In 2011, the EPA published the Non-Hazardous Secondary Materials (“NHSM”) Rule, which provides the standards and procedures for identifying whether NHSM are solid waste under RCRA when used as fuels or ingredients in combustion units. The EPA also published new source performance standards and emission guidelines for commercial and industrial solid waste incineration units, and Maximum Achievable Control Technology Standards for commercial and industrial boilers. The EPA published clarifications and amendments to these rules in 2013, and there is litigation surrounding the rules. Although the recently published amendments are generally favorable to our industry, some of the potential regulatory interpretations are undergoing review and other regulatory outcomes may be dependent on case-by-case administrative determinations. These could have a significant impact on some of our projects in which we are seeking to convert biomass or other secondary materials into products, fuels or energy. Therefore, it is not possible to quantify the financial impact of these rulemakings or pending administrative determinations at the present time. However, we believe the rules and administrative determinations will not have a material adverse impact on our business as a whole and are more likely to facilitate our efforts to reuse or recover energy value from secondary material streams.

State, Provincial and Local Regulations

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

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. From time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the United States Supreme Court ruled that a flow control ordinance that gave preference to a local facility that was privately owned was unconstitutional, but in 2007, the Court ruled that an ordinance directing waste to a facility owned by the local government was constitutional. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, or courts’ interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.

Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in Canada and the U.S. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to take over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S. or Canada; however, state, provincial and local governments could, and in some cases have, taken steps to implement EPR regulations. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste, recycling and other streams we manage and how we operate our business, including contract terms and pricing.

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

Foreign Export Regulation

Enforcement or implementation of foreign regulations can affect our ability to export products. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics. The higher quality expectations resulting from initiatives such as “Operation Green Fence” can drive up operating costs in the recycling industry, particularly for single stream MRFs. Single stream MRFs process a wide range of materials and tend to receive a higher percentage of the material being scrutinized by the Chinese government, which resulted in increased processing and residual disposal costs. Despite these increased costs, we believe we are well positioned among our potential competitors to respond to and comply with such regulations. We are revising our service agreements to address these increased costs and are working with stakeholders to educate the general public on the need to recycle properly.

Hydraulic Fracturing Regulation

Our Energy Service line of business provides specialized environmental management and disposal services for oil and gas exploration and production operations. Recently, there has been increased attention from the public, some states and the EPA on the alleged potential for hydraulic fracturing to impact drinking water supplies. Increased regulation of hydraulic fracturing and new rules regarding the treatment and disposal of wastes associated with exploration and production operations could increase our costs to provide oilfield services and reduce our margins and revenue from such services. On the other hand, we believe the size, capital structure, regulatory sophistication and established reliability of our Company provide us with an advantage in providing services that must comply with any complex regulatory regime that may govern providing oilfield waste services.

Emissions from Natural Gas Fueling and Infrastructure

We currently operate the largest compressed natural gas (“CNG”) fleet in the waste industry, and we plan to continue to transition a significant portion of our collection fleet from diesel fuel to CNG. We have constructed and operate 58 natural gas fueling stations, 27 of which also serve the public or pre-approved third parties, in 24 states and two Canadian provinces. Concerns have been raised about the potential for emissions from the fueling stations and infrastructure that serve natural gas-fueled vehicles. We have partnered with the environmental organization Environmental Defense Fund, as well as other heavy-duty equipment users and experts, on an emissions study to be made available to policy makers. We anticipate that this comprehensive study of emissions from our heavy-duty fleet may ultimately result in regulations that will affect equipment manufacturers and will define operating procedures across the industry. Additional regulation of, or restrictions on, CNG fueling infrastructure or reductions in associated tax incentives could increase our operating costs. We are not yet able to evaluate potential operating changes or costs associated with such regulations, but we do not anticipate that such regulations would have a material adverse impact on our business or our current plan to continue transitioning to CNG vehicles.

Federal, State and Local Climate Change Initiatives

In light of regulatory and business developments related to concerns about climate change, we have identified a strategic business opportunity to provide our public and private sector customers with sustainable solutions to reduce their GHG emissions. As part of our on-going marketing evaluations, we assess customer demand for and opportunities to develop waste services offering verifiable carbon reductions, such as waste reduction, increased recycling, and conversion of landfill gas and discarded materials into electricity and fuel. We use carbon life cycle tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that lower users’ carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors, and actively seek opportunities for public policy discussion on more sustainable materials management practices. In addition, we work with stakeholders at the federal and state level in support of legislation that encourages production and use of renewable, low-carbon fuels and electricity.

We continue to assess the physical risks to company operations from the effects of severe weather events and use risk mitigation planning to increase our resiliency in the face of such events. We are investing in infrastructure to withstand more severe storm events, which may afford us a competitive advantage and reinforce our reputation as a reliable service provider through continued service in the aftermath of such events.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2014 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

The waste industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists primarily of two national waste management companies and regional and local companies of varying sizes and financial resources, including companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities and companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products. Some of our regional competitors can be significant competitors in local markets and are pursuing aggressive regional growth strategies. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, some of our competitors may have lower financial expectations, allowing them to reduce their prices to expand sales volume or to win competitively-bid contracts, including large national accounts and exclusive franchise arrangements with municipalities. When this happens, we may lose customers and be unable to execute our pricing strategy, resulting in a negative impact to our revenue growth from yield on base business.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview for more information on our business strategy.

There are risks involved in pursuing our strategy, including the following:

•	Our strategy may result in a significant change to our business, and our employees, customers or investors may not embrace and support our strategy.

•	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.

•	Customer segmentation could result in fragmentation of our efforts, rather than improved customer relationships.

•

In efforts to enhance our revenues, we have implemented price increases and environmental fees, and we have continued our fuel surcharge program to offset fuel costs. The loss of volumes as a result of price increases may negatively affect our cash flows or results of operations.

•	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.

•	Our restructuring may not achieve and/or maintain the goals and cost savings intended.

•

On-going rationalization of our asset portfolio following our restructuring may result in impairments to our assets. See Item 1A. Risk Factors — We may record material charges against earnings due to any number of events that could cause impairments to our assets.

•

Our ability to make strategic acquisitions and to invest in technologies depends on our ability to identify desirable acquisition or investment targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, and realize the benefits we expect from those transactions.

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

In addition to the risks set forth above, implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

Compliance with existing or future regulations and/or enforcement of such regulations may restrict or change our operations, increase our operating costs or require us to make additional capital expenditures.

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

•	limitations on siting and constructing new waste disposal, transfer, recycling or processing facilities or on expanding existing facilities;

•	limitations, regulations or levies on collection and disposal prices, rates and volumes;

•	limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	mandates regarding the management of solid waste, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or

•	limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams.

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

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. From time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste certain types of flow control, or courts’ interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.

Additionally, regulations establishing extended producer responsibility, or EPR, are being considered or implemented in many places around the world, including in Canada and the U.S. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to take over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S. or Canada; however, state, provincial and local governments could, and in some cases have, taken steps to implement EPR regulations. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste streams we manage and how we operate our business, including contract terms and pricing. A significant reduction in the waste, recycling and other streams we manage could have a material adverse effect on our financial condition, results of operations and cash flows.

Enforcement or implementation of foreign regulations can affect our ability to export products. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics. The higher quality expectations resulting from initiatives such as “Operation Green Fence” can drive up operating costs in the recycling industry, particularly for single stream MRFs. Single stream MRFs process a wide range of materials and tend to receive a higher percentage of the material being scrutinized by the Chinese government, which resulted in increased processing and residual disposal costs. If Operation Green Fence or other similar regulations increase our operating costs in the future, and we are not able to recapture those costs from our customers, such regulations could have a material adverse effect on our results of operations.

Our revenues, earnings and cash flows will fluctuate based on changes in commodity prices.

Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and glass, all of which are subject to significant market price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard and old newsprint. The fluctuations in the market prices or demand for these commodities, particularly demand from Chinese paper mills, can affect our operating income and cash flows negatively, as we have experienced in 2012 and 2013, or positively, as we experienced in 2011. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations. The decline in market prices in 2013 and 2012 for commodities resulted in year-over-year decreases in revenue of $79 million and $428 million, respectively. In 2011, increases in the prices of recycling commodities resulted in a year-over-year increase in revenue of $216 million. Overall commodity prices decreased year-over-year 5% and 25% in 2013 and 2012, respectively, and prices increased year-over-year 18% in 2011. These prices may fluctuate substantially and without notice in the future. Additionally, our recycling operations offer rebates to suppliers. Therefore, even if we experience higher revenues based on increased market prices for commodities, the rebates we pay will also increase. In other circumstances, the rebates may be subject to a floor, such that as market prices decrease, any expected profit margins on materials subject to the rebate floor are reduced or eliminated.

There are also significant price fluctuations in the price of methane gas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plant operations that can significantly impact our revenue from yield provided by such businesses. In most of the markets in which we operate, electricity prices correlate with natural gas prices. During the years ended December 31, 2013, 2012 and 2011, 56%, 56% and 54%, respectively, of the electricity revenue at our waste-to-energy facilities was subject to current market rates. Our waste-to-energy facilities’ exposure to market price volatility will continue to increase as additional long-term contracts expire. We may not be able to enter into renewal contracts on comparable or favorable terms, or at all. If we are unable to successfully negotiate long-term contracts, or if market prices are at lower levels for sustained periods, our revenues, earnings and cash flows could be adversely affected.

Increasing customer preference for alternatives to landfill disposal and waste-to-energy facilities could reduce our ability to operate at full capacity and cause our revenues and operating results to decline.

Our customers are increasingly diverting waste to alternatives to landfill and waste-to-energy disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. In addition, several state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard and food waste, at landfills or waste-to-energy facilities. Where such organic waste is not banned from the landfill or waste-to-energy facility, some large customers such as grocery stores and restaurants are choosing to divert their organic waste from landfills. Zero-waste goals (sending no waste to the landfill) have been set by many of North America’s largest companies. Although such mandates and initiatives help to protect our environment, these developments reduce the volume of waste going to landfills and waste-to-energy facilities in certain areas, which may affect our ability to operate our landfills and waste-to-energy facilities at full capacity, as well as affecting the prices that we can charge for landfill disposal and waste-to-energy services. Our landfills and our waste-to-energy facilities currently provide and have historically provided our highest income from operations margins. If we are not successful in expanding our service offerings and growing lines of businesses to service waste streams that do not go to landfills or waste-to-energy facilities and to provide services for customers that wish to reduce waste entirely, then our revenues and operating results will decline. Additionally, despite the development of new service offerings and lines of business, it is reasonably possible that our revenues and our income from operations margins could be negatively affected due to disposal alternatives.

Developments in technology could trigger a fundamental change in the waste management industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and waste-to-energy facilities and our profitability.

Our Company and others have recognized the value of the traditional waste stream as a potential resource. Research and development activities are on-going to provide disposal alternatives that maximize the value of waste, including using waste as a source for renewable energy and other valuable by-products. We and many other companies are investing in these technologies. It is possible that such investments and technological advancements may reduce the cost of waste disposal or power production to a level below our costs and may reduce the demand for landfill space and waste-to-energy facilities. As a result, our revenues and margins could be adversely affected due to advancements in disposal alternatives.

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

Further, we often enter into agreements with landowners imposing obligations on us to meet certain regulatory or contractual conditions upon site closure or upon termination of the agreements. Compliance with these agreements inherently involves subjective determinations and may result in disputes, including litigation. Costs to remediate or restore the condition of closed sites may be significant.

General economic conditions can directly and adversely affect our revenues and our income from operations margins.

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

We provide service to a number of governmental entities and municipalities, some of which have suffered significant financial difficulties due to the downturn in the economy, reduced tax revenue and/or high cost structures. Some of these entities could be unable to pay amounts owed to us or renew contracts with us at previous or increased rates.

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

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2013, we had $577 million of variable-rate tax-exempt bonds that are subject to repricing on either a daily or a weekly basis through a remarketing process and $939 million of tax-exempt bonds with term interest rate periods that are subject to repricing within the next twelve months. If the weakness in the municipal debt market results in repricing of our tax-exempt bonds at significantly higher interest rates, we will incur increased interest expenses that may negatively affect our operating results and cash flows.

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

Significant shortages in diesel fuel supply or increases in diesel fuel prices will increase our operating expenses.

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. Average diesel fuel prices decreased in 2013 but increased in both 2012 and 2011. We need diesel fuel to run a significant portion of our collection and transfer trucks and our equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, as fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. Additionally, we are currently party to pending litigation that pertains to our fuel and environmental charges included on our invoices and generally alleges that such charges were not properly disclosed, were unfair, and were contrary to customer service contracts. See Note 11 of the Consolidated Financial Statements for more information. Regardless of any offsetting surcharge programs, increased operating costs due to higher diesel fuel prices will decrease our income from operations margins.

We are expanding our compressed natural gas (“CNG”) truck fleet, which makes us increasingly dependent on the availability of CNG and CNG fueling infrastructure and vulnerable to CNG prices.

We currently operate the largest CNG fleet in the waste industry, and we plan to continue to transition a significant portion of our collection fleet from diesel fuel to CNG. However, CNG is not yet broadly available in North America; as a result, we have constructed and operate natural gas fueling stations, some of which also serve the public or pre-approved third parties. Until the public and third parties in North America broadly adopt CNG, which may not be on the timetable we anticipate, it will remain necessary for us to invest capital in CNG fueling infrastructure in order to power our CNG fleet. Concerns have been raised about the potential for emissions from fueling infrastructure that serve natural gas-fueled vehicles. New regulation of, or restrictions on, CNG fueling infrastructure or reductions in associated tax incentives could increase our operating costs.

Additionally, fluctuations in the price and supply of CNG could substantially increase our operating expenses, and a reduction in the existing cost differential between CNG and diesel fuel could materially reduce the benefits we anticipate from our investment in CNG vehicles. Further, our fuel surcharge program is currently indexed to diesel fuel prices, and price fluctuations for CNG may not effectively be recovered by this program.

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

We are a participating employer in a number of trustee-managed multiemployer, defined benefit pension plans for employees who are covered by collective bargaining agreements. The risks of participating in these multiemployer plans are different from single-employer plans in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers and (iii) if we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan.

In connection with our ongoing renegotiations of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. Further, business events, such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations, which result in the decline of Company contributions to a multiemployer pension plan, could trigger a partial or complete withdrawal. In the event of a withdrawal, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. Various factors affect our liabilities for a plan’s underfunded status, including the numbers of retirees and active workers in the plan, the ongoing solvency of participating employers, the investment returns obtained on plan assets, and the ratio of our historical participation in such plan to all employers’ historical participation; depending on such factors, future withdrawals could have a material adverse effect on results of operations for a particular reporting period. We reflect any withdrawal liability as an operating expense in our statement of operations and as a liability on our balance sheet.

We have previously withdrawn several employee bargaining units from underfunded multiemployer pension plans, and we recognized related expenses of $5 million in 2013 and $10 million in 2012. We are still negotiating and litigating final resolutions of our withdrawal liability for certain withdrawals, which could be higher than the charges we have recognized.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services, including constructing and operating landfills, involves risks such as truck accidents, equipment defects, malfunctions and failures, mass instability or waste slides, severe weather and natural disasters, which could potentially result in releases of hazardous materials and odors, injury or death of employees and others, or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Additionally, we have built and are operating CNG fueling stations to serve our growing fleet of CNG trucks, some of which also serve the public or third parties. Operation of fueling stations, landfill gas collection and control systems and waste to energy plants involves additional risks of fire and explosion. All of these risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption, and property damage or destruction.

While we seek to minimize our exposure to such risks through comprehensive training and compliance programs, as well as vehicle and equipment maintenance programs, if we were to incur substantial liabilities in excess of any applicable insurance, our business, results of operations and financial condition could be adversely affected. Any such incidents could also tarnish our reputation and reduce the value of our brand.

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

In addition, to fulfill our financial assurance obligations with respect to variable-rate tax-exempt debt, final capping, closure, post-closure and environmental remediation obligations, we generally obtain letters of credit or surety bonds, rely on insurance, including captive insurance, fund trust and escrow accounts or rely upon WM financial guarantees. We currently have in place all financial assurance instruments necessary for our operations. Our financial position, which can be negatively affected by asset impairments, our credit profile and general economic factors, may adversely affect the cost of our current financial assurance instruments, and changes in regulations may impose stricter requirements on the types of financial assurance that will be accepted. Additionally, in the event we are unable to obtain sufficient surety bonding, letters of credit or third-party insurance coverage at reasonable cost, or one or more states cease to view captive insurance as adequate coverage, we would need to rely on other forms of financial assurance. It is possible that we could be forced to deposit cash to collateralize our obligations. Other forms of financial assurance could be more expensive to obtain, and any requirements to use cash to support our obligations would negatively impact our liquidity and capital resources and could affect our ability to meet our obligations as they become due.

We may record material charges against our earnings due to any number of events that could cause impairments to our assets.

In accordance with GAAP, we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. Events that could, in some circumstances, lead to an impairment include, but are not limited to, shutting down a facility or operation or abandoning a development project or the denial of an expansion permit. Additionally, declining waste volumes and development of, and customer preference for, alternatives to traditional waste disposal could warrant asset impairments. If we determine an asset or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such asset or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheet, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We may be required to incur charges against earnings if such impairment tests indicate that the fair value of a reporting unit is below its carrying value. Any such charges could have a material adverse effect on our results of operations.

Our capital requirements and our business strategy could increase our expenses, cause us to change our growth and development plans, or fail to maintain our desired credit profile.

If economic conditions or other risks and uncertainties cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, dividend declarations or share repurchases. We may choose to incur indebtedness to pay for these activities, although our access to capital markets is not assured and we may not be able to incur indebtedness at a cost that is consistent with current borrowing rates. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and decreasing our net income. Further, our ability to execute our financial strategy and our ability to incur indebtedness is somewhat dependent upon our ability to maintain investment grade ratings on our senior debt. The credit rating process is contingent upon our credit profile, as well as a number of other factors, many of which are beyond our control, including methodologies established and interpreted by third party rating agencies. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected.

Additionally, we have $2.4 billion of debt as of December 31, 2013 that is exposed to changes in market interest rates within the next 12 months because of the combined impact of our tax-exempt bonds and borrowings outstanding under our $2.25 billion revolving credit facility and Canadian credit facility and term loan. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $2.25 billion revolving credit facility and our C$150 million Canadian revolving credit facility to meet our cash needs, to the extent available, until maturity in July 2018 and November 2017, respectively. As of December 31, 2013, we had $420 million of outstanding borrowings and $872 million of letters of credit issued and supported by the $2.25 billion revolving credit facility, leaving an unused and available credit capacity of $958 million, and we had $9 million of borrowings under the Canadian revolving credit facility. In the event of a default under our credit facilities, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to continue to operate.

The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.

Our landfill operations emit methane, identified as a GHG. There are a number of legislative and regulatory efforts at the state, regional and federal levels to curtail the emission of GHGs to ameliorate the effect of climate change. Should comprehensive federal climate change legislation be enacted, we expect it could impose costs on our operations that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. In 2010, the EPA published a Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which expanded the EPA’s federal air permitting authority to include the six GHGs. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The current requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation.

On October 1, 2013, the Supreme Court granted petitions for certiorari to consider whether the EPA’s regulation of GHG emissions from new motor vehicles triggered permitting requirements under the Clean Air Act. If the Supreme Court decides that permitting requirements were triggered for GHGs, and if certain changes to these regulations are enacted, such as the lowering of thresholds or inclusion of biogenic emissions, such amendments could have a material adverse effect on our results of operations or cash flows that would not be mitigated by increased revenues associated with the services we offer customers to reduce their GHG footprints.

Changes in oil and gas prices and drilling activity, and changes in regulations applicable to oil and gas drilling and production, could adversely affect our Energy Service business.

We provide specialized disposal services for oil and gas exploration and production operations. Demand for these services may be adversely affected if drilling activity slows due to industry conditions beyond our control, including changes in oil and gas prices. Additionally, changes in laws or government regulations regarding GHG emissions from oil and gas operations and/or hydraulic fracturing could increase our customers’ costs of doing business and reduce oil and gas exploration and production by customers. Recently, there has been increased attention from the public, some states and the EPA to the alleged potential for hydraulic fracturing to impact drinking water supplies. Increased regulation of oil and gas exploration and production and new rules regarding the treatment and disposal of wastes associated with exploration and production operations could increase our costs to provide oilfield services and reduce our margins and revenue from such services.

The seasonal nature of our business, severe weather events and “one-time” special projects cause our results to fluctuate, and prior performance is not necessarily indicative of our future results.

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. The operating results of our first quarter often reflect higher repair and maintenance expenses because we rely on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the affected Areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern U.S., can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time span, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins.

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

Our Wheelabrator business has invested in growing its waste-to-energy business in China and Europe through partnerships and joint ventures established to develop, construct and/or operate new facilities. Development and construction of a waste-to-energy facility is a complex, capital intensive, long-term process subject to risks of delays, cost overruns, failure to receive governmental or regulatory approvals and financing difficulty. Additionally, technology incorporated in such facilities may not perform as anticipated. Any of these risks, among others, may cause such projects to fail to achieve the financial results anticipated, which could have a negative impact on our operating results.

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

Our principal executive offices are in Houston, Texas, where we lease approximately 440,000 square feet under leases expiring through 2020. We also have administrative offices in Arizona, Illinois, Texas, Connecticut, New Hampshire, the United Kingdom and India. We own or lease real property in most locations where we have operations or administrative functions. We have operations in all 50 states. We also have operations in the District of Columbia, Puerto Rico and throughout Canada.

Our principal property and equipment consists of land (primarily landfills and other disposal facilities, transfer stations and bases for collection operations), buildings, vehicles and equipment. We believe that our vehicles, equipment, and operating properties are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, for replacement of assets, and in connection with our strategic growth plans. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

The following table summarizes our various operations at December 31 for the periods noted:

	2013	2012
Landfills:
Owned	209	211
Operated through lease agreements	22	24
Operated through contractual agreements	36	34

	267	269
Transfer stations	300	297
Material recovery facilities	120	114
Secondary processing facilities	5	12
Waste-to-energy facilities	16	17
Independent power production plants	4	5

The following table provides certain information regarding the 231 landfills owned or operated through lease agreements and a count of landfills operated through contractual agreements, transfer stations and material recovery facilities as of December 31, 2013:

	Landfills Owned or Operated Through Lease Agreements				Landfills Operating Through Contractual Agreements	Transfer Stations	Material Recovery Facilities
	Landfills	Total Acreage(a)	Permitted Acreage(b)	Expansion Acreage(c)
Solid Waste	227	145,598	37,238	1,314	36	297	120
Wheelabrator	4	781	341	—	—	3	—

	231	146,379	37,579	1,314	36	300	120

(a)	“Total acreage” includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land owned or leased by our landfill operations.
(b)	“Permitted acreage” consists of all acreage at the landfill encompassed by an active permit to dispose of waste.
(c)	“Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions included herein.

Item 3.	Legal Proceedings.

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

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The following table sets forth the range of the high and low per-share sales prices for our common stock as reported on the NYSE:

	High	Low
2012
First Quarter	$35.75	$32.11
Second Quarter	36.35	31.93
Third Quarter	35.70	31.08
Fourth Quarter	34.45	30.83
2013
First Quarter	$39.26	$33.70
Second Quarter	42.99	37.97
Third Quarter	43.58	39.60
Fourth Quarter	46.37	40.29
2014
First Quarter (through February 7, 2014)	$44.80	$40.90

On February 7, 2014, the closing sales price as reported on the NYSE was $42.84 per share. The number of holders of record of our common stock on February 7, 2014 was 12,527.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the Dow Jones Waste & Disposal Services Index and the S&P 500 Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of Cumulative Five Year Total Return

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

Waste Management, Inc.	$100	$106	$120	$111	$119	$164
S&P 500 Index	$100	$126	$146	$149	$172	$228
Dow Jones Waste & Disposal Services Index	$100	$114	$135	$135	$147	$184

Our quarterly dividends have been declared and approved by our Board of Directors and paid in accordance with our financial plans. Cash dividends declared and paid were $683 million in 2013, or $1.46 per common share, $658 million in 2012, or $1.42 per common share, and $637 million in 2011, or $1.36 per common share.

In February 2014, we announced that our Board of Directors expects to increase the quarterly dividend from $0.365 to $0.375 per share for dividends declared in 2014. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

Our share repurchases have been made in accordance with financial plans approved by our Board of Directors. In December 2012, the Board of Directors authorized up to $500 million in share repurchases, and we repurchased $239 million of our common stock pursuant to that authorization in 2013. In February 2014, the Board of Directors authorized up to $600 million in future share repurchases; this authorization both replaces and increases the amount that remained available for share repurchases under the prior authorization. Any future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board in making dividend declarations.

The following table summarizes common stock repurchases made during the fourth quarter of 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 — 31	—	$—	—	$500 million
November 1 — 30	2,071,715	$44.86	2,071,715	$407 million
December 1 — 31	3,296,214	$44.35	3,296,214	$261 million

Total	5,367,929	$44.55	5,367,929

(a)	This amount represents the weighted average price paid per share and includes a per-share commission paid for all repurchases.

Item 6.	Selected Financial Data.

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

	Years Ended December 31,
	2013(a)	2012(a)	2011(a)	2010	2009
	(In millions, except per share amounts)
Statement of Operations Data:
Operating revenues	$13,983	$13,649	$13,378	$12,515	$11,791

Costs and expenses:
Operating	9,112	8,879	8,541	7,824	7,241
Selling, general and administrative	1,468	1,472	1,551	1,461	1,364
Depreciation and amortization	1,333	1,297	1,229	1,194	1,166
Restructuring	18	67	19	(2)	50
Goodwill impairments	509	4	1	—	—
(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items	464	79	9	(78)	83

	12,904	11,798	11,350	10,399	9,904

Income from operations	1,079	1,851	2,028	2,116	1,887
Other expense, net	(585)	(548)	(508)	(485)	(414)

Income before income taxes	494	1,303	1,520	1,631	1,473
Provision for income taxes	364	443	511	629	413

Consolidated net income	130	860	1,009	1,002	1,060
Less: Net income attributable to noncontrolling interests	32	43	48	49	66

Net income attributable to Waste Management, Inc.	$98	$817	$961	$953	$994

Basic earnings per common share	$0.21	$1.76	$2.05	$1.98	$2.02

Diluted earnings per common share	$0.21	$1.76	$2.04	$1.98	$2.01

Cash dividends declared per common share	$1.46	$1.42	$1.36	$1.26	$1.16

Balance Sheet Data (at end of period):
Working capital (deficit)	$(515)	$(613)	$(689)	$(3)	$109
Goodwill and other intangible assets, net	6,599	6,688	6,672	6,021	5,870
Total assets	22,603	23,097	22,569	21,476	21,154
Debt, including current portion	10,226	9,916	9,756	8,907	8,873
Total Waste Management, Inc. stockholders’ equity	5,707	6,354	6,070	6,260	6,285
Total equity	6,002	6,675	6,390	6,591	6,591

(a)	For more information regarding these financial data, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements and changes in our accounting policies on the comparability of this information, see Note 2 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2013. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ from expectations in Item 1A, Risk Factors. The following discussion should be read in light of that disclosure and together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements.

Overview

Every day, we are helping industries, communities and individuals reduce, reuse and remove waste better through sound sustainability strategies. We have a precise day-to-day focus on collecting and handling our customers’ waste efficiently and responsibly. Meanwhile, we are also developing and implementing new ways to handle and extract value from waste. Our employees are committed to delivering environmental performance — our mission is to maximize resource value, while minimizing environmental impact, so that both our economy and our environment can thrive. Drawing on our resources and experience, we actively pursue projects and initiatives that benefit the waste industry, the customers and communities we serve and the environment.

We are also committed to providing long-term value to our stockholders by successfully executing on our strategic goals of optimizing our business, knowing and servicing the customer better than anyone else, and extracting more value from the materials we handle. In pursuit of these long-term goals, we have sharpened our focus on the following key priorities:

•	Pursue revenue growth through customer-focused segmentation, pricing discipline and strategic acquisitions;

•	Continually emphasize cost control and investment in technology and systems that enhance the efficiency of our operations; and

•	Invest in emerging technologies that offer alternatives to traditional disposal and generate additional value from the waste, recycling and other streams we manage.

We believe that execution of our strategy through these key priorities will drive continued growth and leadership in a dynamic industry, as customers increasingly seek non-traditional solutions.

Notable items of our 2013 financial results include:

•

Revenues of $14.0 billion in 2013 compared with $13.6 billion in 2012, an increase of $334 million, or 2.4%. This increase in revenues is primarily attributable to (i) positive revenue growth from yield on our collection and disposal operations of $235 million, or 2.1%, and (ii) revenue from acquisitions, driven in large part by our acquisitions of Greenstar and RCI, which increased revenues by $138 million and $80 million, respectively. These increases were partially offset by lower volumes, which decreased our revenues by $133 million;

•

Operating expenses of $9.1 billion in 2013, or 65.2% of revenues, compared with $8.9 billion, or 65.1% of revenues, in 2012. This increase of $233 million is largely due to (i) our acquisition of Greenstar, which increased operating expenses by $131 million, and was primarily related to cost of goods sold and, to a lesser extent, labor and related benefits and other categories; (ii) higher labor and related benefits due to merit increases and higher incentive compensation costs attributed to higher anticipated payouts and (iii) higher costs from the acquired RCI operations, primarily subcontractor costs and, to a lesser extent, cost of goods sold. The increases attributable to Greenstar and RCI were incurred in connection with the acquisition revenues discussed above;

•

Selling, general and administrative expenses of $1,468 million in 2013, or 10.5% of revenues, compared with $1,472 million, or 10.8% of revenues, in 2012. This decrease of $4 million is primarily due to our restructuring efforts and cost control initiatives and the collection of reserved receivables in Puerto Rico offset, in part, by higher compensation costs due to an increase in the accrual for incentive plan payouts due to improved performance;

•

Income from operations of $1.1 billion, or 7.7% of revenues, in 2013 compared with $1.9 billion, or 13.6% of revenues, in 2012, the decrease of which is primarily attributable to the impairment charges discussed below;

•

Net income attributable to Waste Management, Inc. of $98 million, or $0.21 per diluted share for 2013, as compared with $817 million, or $1.76 per diluted share for 2012, the decrease of which is primarily attributable to the impairment charges discussed below;

•	Net cash provided by operating activities of $2,455 million in 2013, as compared with $2,295 million in 2012, an increase $160 million; and

•	In 2013, we returned $683 million and $239 million to our shareholders through dividends and share repurchases, respectively, compared with $658 million through dividends in 2012.

The following explanation of certain items that impacted the comparability of our 2013 results with 2012 has been provided to support investors’ understanding of our performance. Our 2013 results were affected by the following:

•

The recognition of net pre-tax charges aggregating $1.0 billion, primarily related to (i) a $483 million charge to impair goodwill associated with our Wheelabrator business; (ii) $262 million of charges to impair certain landfills, primarily in our Eastern Canada Area; (iii) $144 million of charges to write down the carrying value of three waste-to-energy facilities and (iv) $71 million of impairment charges relating to investments in waste diversion technology companies. We do not expect these impairment charges to materially impact our future results of operations or cash flows. These items had a negative impact of $1.91 on our diluted earnings per share; and

•

The recognition of pre-tax charges aggregating $23 million primarily related to our acquisitions of Greenstar and RCI as well as our July 2012 restructuring and other charges. These items had a negative impact of $0.03 on our diluted earnings per share.

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

We experienced notably stronger free cash flow in 2013 when compared to 2012 due to improvements in cash flow from operations, primarily as a result of our pricing discipline. In 2013, we delivered on our prior expectation related to pricing, with internal revenue growth from yield at its highest level for the year in the fourth quarter and greater than 2.0% for the full year for the first time since 2010. Our cash flow also benefitted from our increased focus on capital spending management, and we continued to see the anticipated benefits from our cost savings programs, including lower selling, general and administrative costs when compared to 2012. Further, we increased the amount we returned to stockholders in 2013 compared to 2012 by increasing our dividend and repurchasing shares. Our fourth quarter and full year results for 2013 have laid a foundation that we expect will benefit us in 2014, allowing us to focus on generating solid earnings and cash flow driven by increased yield and cost controls. We also expect to continue to use our free cash flow to pay our dividends, repurchase shares, reduce debt and make appropriate acquisitions and investments in our traditional solid waste business.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities” is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$2,455	$2,295	$2,469
Capital expenditures	(1,271)	(1,510)	(1,324)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets (a)	138	44	53

Free cash flow	$1,322	$829	$1,198

(a)	Proceeds from divestitures of businesses for the year ended December 31, 2011 included the receipt of a payment of $17 million related to a note receivable from a prior year divestiture. This receipt is included as a component of “Other” within “Cash flows from investing activities” in our Consolidated Statement of Cash Flows.

When comparing our cash flows from operating activities for the year ended December 31, 2013 to the comparable period in 2012, the increase of $160 million was primarily related to the impact of higher cash earnings, favorable impacts of working capital changes and the payment of $59 million to settle the liabilities associated with the termination of our forward starting swaps in September 2012. The increase was partially offset by an increase in tax payments of $145 million and the favorable cash receipt of $72 million resulting from the termination of interest rate swaps in April 2012.

When comparing our cash flows from operating activities for the year ended December 31, 2012 to the comparable period in 2011, the decrease of $174 million was primarily related to the impact of lower cash earnings, an increase in tax payments of $63 million, the payment of $59 million to settle the liabilities associated with the termination of our forward starting swaps in September 2012 and unfavorable impacts of working capital changes. The decrease was partially offset by a favorable cash receipt of $72 million resulting from the termination of interest rate swaps in April 2012.

The decrease in capital expenditures when comparing the year ended December 31, 2013 to the comparable period can generally be attributed to increased focus on capital spending management. The increase in capital expenditures when comparing the year ended December 31, 2012 to the comparable period in 2011 is a result of our increased spending on compressed natural gas vehicles, related fueling infrastructure and growth initiatives, and the impact of timing differences associated with cash payments for the previous years’ fourth quarter capital spending. We generally use a significant portion of our free cash flow on capital spending in the fourth quarter of each year. A more significant portion of our fourth quarter 2011 spending was paid in cash in 2012 than in the preceding year.

Acquisitions

Greenstar, LLC — On January 31, 2013, we paid $170 million inclusive of certain adjustments, to acquire Greenstar, LLC (“Greenstar”). Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018, of which $20 million is guaranteed. The remaining $20 million of this consideration is contingent based on changes in certain recyclable commodity indexes and had a preliminary estimated fair value at closing of $16 million. Greenstar was an operator of recycling and resource recovery facilities. This acquisition provides the Company’s customers with greater access to recycling solutions, having supplemented our extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers. Since the acquisition date, the Greenstar business has recognized revenues of $139 million and net losses of $17 million, which are included in our Consolidated Statement of Operations.

RCI Environnement, Inc. — On July 5, 2013, we paid C$509 million, or $481 million, to acquire substantially all of the assets of RCI Environnement, Inc. (“RCI”), the largest waste management company in Quebec, and certain related entities. Total consideration, inclusive of amounts for estimated working capital, was C$515 million, or $487 million. RCI provides collection, transfer, recycling and disposal operations throughout the Greater Montreal area. The acquired RCI operations complement and expand the Company’s existing assets and operations in Quebec. Since the acquisition date, the RCI business has recognized revenues of $87 million and net income of $7 million, which are included in our Consolidated Statement of Operations.

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

Basis of Presentation of Consolidated Financial Information

Comprehensive Income — In February 2013, the Financial Accounting Standards Board (“FASB”) issued amended authoritative guidance associated with comprehensive income, which requires companies to provide information about the amounts that are reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment to authoritative guidance associated with comprehensive income was effective for the Company on January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements. We have presented the information required by this amendment in Note 14 to the Consolidated Financial Statements.

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

Indefinite-Lived Intangible Assets Impairment Testing — In July 2012, the FASB amended authoritative guidance associated with indefinite-lived intangible assets impairment testing. The amended guidance provides companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. The amendments were effective for indefinite-lived intangible impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption was permitted. The Company’s early adoption of this guidance in 2012 did not have an impact on our consolidated financial statements. Additional information on impairment testing can be found in Note 3 to the Consolidated Financial Statements.

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

Goodwill Impairment Testing — In September 2011, the FASB amended authoritative guidance associated with goodwill impairment testing. The amended guidance provides companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments were effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption was permitted. The Company’s early adoption of this guidance in 2011 did not have an impact on our consolidated financial statements. Additional information on impairment testing can be found in Note 3 to the Consolidated Financial Statements.

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

Landfills

Accounting for landfills requires that significant estimates and assumptions be made regarding (i) the cost to construct and develop each landfill asset; (ii) the estimated fair value of final capping, closure and post-closure asset retirement obligations, which must consider both the expected cost and timing of these activities; (iii) the determination of each landfill’s remaining permitted and expansion airspace and (iv) the airspace associated with each final capping event.

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

Final Capping Costs — We estimate the cost for each final capping event based on the area to be finally capped and the capping materials and activities required. The estimates also consider when these costs are anticipated to be paid and factor in inflation and discount rates. Our engineering personnel allocate landfill final capping costs to specific final capping events. The landfill capacity associated with each final capping event is then quantified and the final capping costs for each event are amortized over the related capacity associated with the event as waste is disposed of at the landfill. We review these costs annually, or more often if significant facts change. Changes in estimates, such as timing or cost of construction, for final capping events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed asset, the adjustment to the asset must be amortized immediately through expense. When the change in estimate relates to a final capping event that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace amortization.

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

Expansion Airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the final expansion permit to be received within five years. Second, we must believe that obtaining the expansion permit is likely, considering the following criteria:

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 25 landfill sites with expansions included at December 31, 2013, seven landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Three of these landfills required approval by our Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining four landfills required approval due to local zoning restrictions or because the permit application processes do not meet the one- or five-year requirements.

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement costs related to final capping, closure and post-closure of the expansion in the amortization basis of the landfill.

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for future settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate, and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group, and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

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

Asset Impairments

Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment on a nonrecurring basis and test the recoverability of such assets using significant unobservable (“Level 3”) inputs whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “Goodwill impairments” and “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” line items in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

There are additional considerations for impairments of landfills, goodwill and other indefinite-lived intangible assets, as described below.

Landfills — The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the sensitive estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a probability-weighted cash flow estimation approach, may indicate that no impairment loss should be recorded. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions — Expansion Airspace above for discussion of criteria involved in assessing our likelihood of obtaining an expansion permit. At December 31, 2013, one of our landfill sites for which we believe receipt of the expansion permit is probable, is not currently accepting waste. The net recorded capitalized landfill asset cost for this site was $261 million at December 31, 2013. We performed a test of recoverability for this landfill and the undiscounted cash flows resulting from our probability-weighted estimation approach significantly exceeded the carrying value of this site. During the year ended December 31, 2013, we recognized $262 million of charges to impair certain of our landfills, primarily as a result of our consideration of management’s decision in the fourth quarter of 2013 not to actively pursue expansion and/or development of such landfills. These charges were primarily associated with two landfills in our Eastern Canada Area, which are no longer accepting waste. We had previously concluded that receipt of permits for these landfills was probable. However, in connection with our asset rationalization and capital allocation analysis, which was influenced, in some cases, by our acquisition of RCI, we determined that the future costs to construct these landfills could be avoided as we are able to allocate disposal that would have gone to these landfills to other facilities and not materially impact operations. As a result of management’s decision, we determined that the carrying values of landfill assets were no longer able to be recovered by the undiscounted cash flows attributable to these assets. As such, we wrote their carrying values down to their estimated fair values using a market approach considering the highest and best use of the assets.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items and Note 13 to the Consolidated Financial Statements for additional information related to landfill asset impairments recognized during the reported periods.

Goodwill — At least annually, and more frequently if warranted on a nonrecurring basis, we assess our goodwill for impairment using Level 3 inputs.

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

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment, or two-step impairment test, to determine whether a goodwill impairment exists at the reporting unit. The first step in our quantitative assessment identifies potential impairments by comparing the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is typically estimated using a combination of the income approach and market approach or only an income approach when applicable. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported cash flows. We then apply that multiple to the reporting units’ cash flows to estimate their fair values. We believe that this approach is appropriate because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

As a result of our annual fourth quarter impairment tests for our Wheelabrator business during the years ended December 31, 2012 and 2011, we concluded that goodwill was not impaired. In the second quarter of 2012, we believed an impairment indicator existed such that the fair value of our Wheelabrator business could potentially be less than its carrying amount because of the negative effect on our revenues of the continued deterioration of electricity commodity prices, coupled with our continued increased exposure to market prices as a result of the expiration of several long-term, fixed-rate electricity commodity contracts at our waste-to-energy and independent power facilities, and the expiration of several long-term disposal contracts at above-market rates. We performed the interim quantitative assessment using both an income and a market approach in the second quarter of 2012, which indicated that the estimated fair value of our Wheelabrator business exceeded its carrying value. In the fourth quarter of 2012, we again performed our annual impairment test of our goodwill balances, which indicated that the estimated fair value of our Wheelabrator business exceeded its carrying value by approximately 10% compared to an excess of 30% at our annual fourth quarter 2011 test. This quantitative assessment was performed using both an income and market approach.

During 2013, we noted no indicators of impairment that required us to perform an interim impairment test; however, during our annual impairment test of our goodwill balances we determined the fair value of our Wheelabrator business had declined and the associated goodwill was impaired. As a result, we recognized an impairment charge of $483 million, which had no related tax benefit. We estimated the implied fair value of our Wheelabrator reporting unit goodwill using a combination of income and market approaches. Because the annual impairment test indicated that Wheelabrator’s carrying value exceeded its estimated fair value, we performed the “step two” analysis. In the “step two” analysis, the fair values of all assets and liabilities were estimated, including tangible assets, power contracts, customer relationships and trade name for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the carrying amount of goodwill to determine the amount of the impairment. The factors contributing to the $483 million goodwill impairment charge principally relate to the continued challenging business environment in areas of the country in which Wheelabrator operates, characterized by lower available disposal volumes (which impact disposal rates and overall disposal revenue, as well as the amount of electricity Wheelabrator is able to generate), lower electricity pricing due to the pricing pressure created by availability of natural gas and increased operating costs as our facilities age. These factors caused us, relative to the 2012 impairment test, to lower assumptions for electricity and disposal revenue, and increase assumed operating costs. Additionally, the discount factor utilized in the income approach increased relative to that utilized in 2012 mainly due to increases in interest rates. If market prices for electricity are lower than our projections, our disposal volumes or rates decline, our costs or capital expenditures exceed our forecasts or our costs of capital increase, the estimated fair value of our Wheelabrator business could further decrease and potentially result in an additional impairment charge in a future period. We will continue to monitor our Wheelabrator business and the recoverability of the remaining $305 million goodwill balance.

As a result of our annual fourth quarter impairment tests for our Eastern Canada Area during the years ended December 31, 2013, 2012 and 2011, we concluded that goodwill was not impaired. In 2013 and 2012, our annual goodwill impairment tests indicated that the estimated fair value of our Eastern Canada Area exceeded its carrying value by approximately 15% and 5%, respectively. These quantitative assessments were performed using both an income and market approach. If we do not achieve our anticipated disposal volumes, our collection or disposal rates decline, our costs or capital expenditures exceed our forecasts, costs of capital increase, or we do not receive anticipated landfill expansions, the estimated fair value of our Eastern Canada Area could decrease and potentially result in an impairment charge in a future period. We will continue to monitor our Eastern Canada Area.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Goodwill Impairments and Notes 6 and 13 to the Consolidated Financial Statements for additional information related to goodwill impairments recognized during the reported periods.

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

Results of Operations

Operating Revenues

Our operating revenues generally come from fees charged for our collection, disposal, transfer, recycling and resource recovery, and waste-to-energy services and from sales of commodities by our recycling, waste-to-energy and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or MRF and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenue generally consists of tipping fees and the sale of recyclable commodities to third parties. The fees we charge for our collection, disposal, transfer and recycling services generally include fuel surcharges, which are indexed to current market costs for diesel fuel. Our waste-to-energy revenues, which are generated by our Wheelabrator business, are based on the type and weight or volume of waste received at our waste-to-energy facilities and IPPs and amounts charged for the sale of energy and steam. Our “Other” lines of business include WM Sustainability Business Services, our landfill gas-to-energy operations, Port-O-Let® services, portable self-storage, fluorescent lamp recycling and oil and gas producing properties. Intercompany revenues between our operations have been eliminated in the consolidated financial statements. These operations are presented as “Other” in the table below. Shown below (in millions) is the contribution to revenues during each year by reportable segment:

	Years Ended December 31,
	2013	2012	2011

Solid Waste:
Tier 1	$3,487	$3,370	$3,337
Tier 2	6,438	6,273	6,332
Tier 3	3,552	3,413	3,329

Solid Waste	13,477	13,056	12,998
Wheelabrator	845	846	877
Other	2,185	2,106	1,534
Intercompany	(2,524)	(2,359)	(2,031)

Total	$13,983	$13,649	$13,378

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Years Ended December 31,
	2013	2012	2011
Collection:
Commercial	$3,423	$3,417	$3,499
Residential	2,608	2,584	2,609
Industrial	2,209	2,129	2,052
Other	273	275	246

Total collection	8,513	8,405	8,406
Landfill	2,790	2,685	2,611
Transfer	1,329	1,296	1,280
Wheelabrator	845	846	877
Recycling	1,447	1,360	1,580
Other	1,583	1,416	655
Intercompany(b)	(2,524)	(2,359)	(2,031)

Total	$13,983	$13,649	$13,378

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change 2013 vs. 2012		Period-to-Period Change 2012 vs. 2011
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$206	1.5%	$(319)	(2.4)%
Volume	(133)	(1.0)	67	0.5

Internal revenue growth	73	0.5	(252)	(1.9)
Acquisitions	292	2.1	535	4.0
Divestitures	(6)	—	(4)	—
Foreign currency translation	(25)	(0.2)	(8)	(0.1)

Total	$334	2.4%	$271	2.0%

(a)	Calculated by dividing the amount of current year increase or decrease by the prior year’s total company revenue adjusted to exclude the impacts of current year divestitures ($13,643 million and $13,374 million for 2013 and 2012, respectively).

(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We also analyze the changes in average yield in terms of related-business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis (dollars in millions):

	Period-to-Period Change 2013 vs. 2012		Period-to-Period Change 2012 vs. 2011
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection, landfill and transfer	$241	2.2%	$107	1.0%
Waste-to-energy disposal(ii)	(6)	(1.4)	(21)	(4.6)

Collection and disposal(ii)	235	2.1	86	0.8
Recycling commodities	(79)	(5.8)	(428)	(26.6)
Electricity(ii)	18	6.8	(10)	(3.7)
Fuel surcharges and mandated fees	32	4.9	33	5.3

Total	$206	1.5	$(319)	(2.4)

(i)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue, adjusted to exclude the impacts of divestitures for the current year. The table below summarizes the related business revenues for each year, adjusted to exclude the impacts of divestitures (in millions):

	Denominator
	2013	2012
Related-business revenues:
Collection, landfill and transfer	$10,939	$10,414
Waste-to-energy disposal	431	457

Collection and disposal	11,370	10,871
Recycling commodities	1,357	1,612
Electricity	266	273
Fuel surcharges and mandated fees	650	618

Total Company	$13,643	$13,374

(ii)	Average revenue growth for yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator business and our landfill gas-to-energy operations, which are reported as “Electricity” revenues.

Our revenues increased $334 million, or 2.4%, and $271 million, or 2.0%, for the years ended December 31, 2013 and 2012, respectively. The year-over-year change in revenues for both periods has been driven by (i) acquisitions, particularly the acquisitions of Greenstar in January 2013 and RCI in July 2013, which increased revenues by $138 million and $80 million, respectively, and the acquisition of Oakleaf in July 2011, which increased revenues by $314 million for 2012; (ii) increased revenue growth from our collection and disposal average yield; (iii) higher revenues provided by our fuel surcharge program; (iv) market factors, including fluctuations in electricity prices at our merchant waste-to-energy facilities that favorably affected our revenues in 2013 but negatively affected our revenues in 2012; recyclable commodity prices that negatively affected revenues in both 2013 and 2012 and foreign currency translation, which negatively affected revenues from our Canadian operations in both 2013 and 2012 and (v) lower volumes, which drove revenue declines in 2013, while higher volumes drove revenue increases in 2012.

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

Revenue growth from collection and disposal average yield was $235 million, or 2.1%, and $86 million, or 0.8%, for the years ended December 31, 2013 and 2012, respectively. This revenue growth from yield in 2013 was primarily driven by an aggressive pricing strategy, which decreased the dollar impact of rollbacks associated with those price increases and improved pricing on our new business, primarily in our collection operations, with growth of $232 million for the year ended December 31, 2013. We experienced growth in all three of our principal collection lines of business in both 2013 and 2012, as follows:

	Average Yield Years Ended December 31,
	2013	2012
Commercial	3.3%	1.4%
Industrial	4.5%	1.9%
Residential	1.8%	0.6%

While our collection line of business was the primary driver of the year-over-year yield growth in both periods presented, our 2013 growth was more significant than our growth during 2012. This was driven, in part, by our more aggressive pricing strategy implemented in 2013. Conversely, our revenue growth due to volume has been negatively affected by our pricing strategy, with more significant volume declines during 2013. However, our pricing actions and our focus on controlling variable costs have consistently provided margin improvements in our collection line of business.

Part of the year-over-year revenue growth from yield in 2013 is attributable to the new regulatory cost recovery fee that we instituted in April 2013 to help us recover a portion of the significant regulatory costs and fees, such as host fees and disposal taxes, which have not been recouped by our pricing programs. This new fee contributed approximately $43 million to our revenue growth for the year ended December 31, 2013, principally in our collection business, with the most significant impact in our commercial collection line of business. Additionally, revenue growth from yield in our industrial line of business was aided by our continued expansion in the Energy Service business, which typically has higher average rates due to extended transportation distances, special waste handling costs and higher disposal costs. With respect to our residential line of business, we are focused on bidding on contracts that improve our yield performance and increase our overall returns. Our effort to increase yield in our residential line of business is a challenge due principally to a very competitive environment. A high percentage of our residential business is in municipal franchise markets, and many municipalities are facing significant budget challenges, which results in very competitive bid processes as we rebid contracts and try to win new contracts. Finally, yield growth from our landfill and transfer station operations also increased for both 2013 and 2012. Improving yield in our landfill business has proved to be a challenge, due, in part, to excess disposal capacity that exists in many of the markets in which we own or operate landfills.

The expiration and renegotiation of two long-term waste-to-energy disposal contracts in South Florida at lower rates negatively impacted our revenue growth from yield in our waste-to-energy line of business by $6 million and $21 million for the years ended December 31, 2013 and 2012, respectively. The year-over-year negative impact from the renegotiated contracts will continue through the first half of 2014.

Revenues from our environmental fee, which are included in average yield on collection and disposal, totaled $344 million in both 2013 and 2012 and $303 million in 2011. Revenue increase from environmental fees flattened, as we did not implement fee increases in 2013 commensurate with the prior year. Additionally, as mentioned above, we instituted a new regulatory cost recovery fee in April 2013 that contributed approximately $43 million to revenue growth for the year ended December 31, 2013.

Recycling commodities — Year-over-year commodity price declines of approximately 5% and 25% resulted in decreased revenues of $79 million and $428 million for the years ended December 31, 2013 and 2012, respectively. The estimated negative impact on income from operations was approximately $20 million and $130 million for years ended December 31, 2013 and 2012, respectively.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, increased by $32 million and $33 million for the years ended December 31, 2013 and 2012, respectively. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Although we experienced lower year-over-year average fuel prices in 2013, our fuel surcharge revenues increased as a result of a revision of the surcharge calculation implemented to better capture price increases intended to be recovered by the surcharge. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume — Changes in our volume caused our revenue to decrease $133 million, or 1.0%, for the year ended December 31, 2013. This is a notable decrease when compared to our revenue increase on account of volume of $67 million, or 0.5%, for the year ended December 31, 2012. Our volume fluctuations are generally attributable to economic conditions, pricing changes, competition and diversion of waste by customers. Our collection business experienced revenue declines due to lower volumes in both periods presented. Collection business revenue declines due to lower volumes were $170 million for 2013 and $65 million in 2012. Our more aggressive pricing strategy during 2013 was a significant contributor to the higher volume declines.

Other drivers affecting the comparability of volumes for the periods presented include:

•	Strategic accounts — We experienced revenue declines due to lower volumes associated with the loss of certain strategic accounts including certain large retail mall customers in 2013.

•

Hurricane Sandy — The $26 million of revenues resulting from the Hurricane Sandy cleanup efforts in the fourth quarter of 2012, primarily in the landfill line of business, negatively affected our year-over-year volume change for the year ended December 31, 2013 while favorably affecting volume in 2012.

•

Higher landfill volumes — We experienced higher landfill volumes in both comparable periods. In 2013, higher landfill volumes were primarily driven by our municipal solid waste business while higher special waste volumes in the eastern and mid-western parts of the country were the principal contributor to our higher landfill volumes in 2012.

•

Recycling commodities — Revenues increased from year-over-year volume growth in our recycling brokerage business and our material recovery facilities for both 2013 and 2012. The additional recycling capacity that we added in 2011 and 2012 contributed to this increase in revenues due to volume.

Acquisitions — Revenues increased $292 million and $535 million for the years ended December 31, 2013 and 2012, respectively, due to acquisitions. In 2013, the revenue increase due to acquisition was principally associated with the acquisition of Greenstar, which is reported in our “Recycling” line of business, and the acquisition of RCI, which is reported primarily in our “Collection” line of business. In 2012, the significant revenue increase due to acquisitions was principally associated with Oakleaf, included in our “Other” business, which anniversaried in July 2012. Additionally, in 2012, acquisitions increased our revenues in our collection line of business, due in part to our Energy Service and recycling lines of business. These acquisitions demonstrate our focus on identifying strategic growth opportunities in new, complementary lines of business.

Operating Expenses

Our operating expenses include (i) labor and related benefits (excluding labor costs associated with maintenance and repairs discussed below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are affected by variables such as volumes, distance and fuel prices; (v) costs of goods sold, which are primarily rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees, contingent landfill lease payments and royalties; (viii) landfill operating costs, which include interest accretion on landfill liabilities, interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include auto liability, workers’ compensation, general liability and insurance and claim costs and (x) other operating costs, which include telecommunications, equipment and facility rent, property taxes, utilities and supplies.

Our operating expenses increased $233 million, or 2.6%, when comparing 2013 with 2012 and increased $338 million, or 4.0%, when comparing 2012 with 2011. Operating expenses as a percentage of revenues were 65.2% in 2013, 65.1% in 2012 and 63.8% in 2011. The increases in our operating expenses during the years ended December 31, 2013 and 2012 can largely be attributed to the following:

Acquisitions — During the three years ended December 31, 2013, we made three acquisitions that were the most significant drivers of our operating expense increases. In January 2013, we acquired Greenstar, an operator of recycling and resource recovery facilities. The acquisition primarily increased cost of goods sold and, to a lesser extent, labor and related benefits and other categories. In July 2013, we acquired RCI, a waste management company comprised of collection, transfer, recycling and disposal operations. The acquisition increased operating costs, primarily in subcontractor costs and, to a lesser extent, cost of goods sold. The Oakleaf acquisition contributed to higher operating costs in 2012 when compared to the prior year period, primarily impacting subcontractor costs. The increase in operating expenses was incurred in connection with the related acquisition revenues discussed above in Operating Revenues.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the years ended December 31 (dollars in millions):

	2013	Period-to-Period Change		2012	Period-to-Period Change		2011
Labor and related benefits	$2,506	$99	4.1%	$2,407	$71	3.0%	$2,336
Transfer and disposal costs	973	9	0.9	964	27	2.9	937
Maintenance and repairs	1,181	24	2.1	1,157	67	6.1	1,090
Subcontractor costs	1,182	(8)	(0.7)	1,190	242	25.5	948
Cost of goods sold	1,000	81	8.8	919	(152)	(14.2)	1,071
Fuel	603	(46)	(7.1)	649	21	3.3	628
Disposal and franchise fees and taxes	653	23	3.7	630	28	4.7	602
Landfill operating costs	232	8	3.6	224	(31)	(12.2)	255
Risk management	244	14	6.1	230	8	3.6	222
Other	538	29	5.7	509	57	12.6	452

	$9,112	$233	2.6%	$8,879	$338	4.0%	$8,541

Significant changes in our operating expenses are discussed below.

•	Labor and related benefits — Significant items affecting the comparability of expenses for the periods presented include:

•	Higher wages due to merit increases effective in the second quarter of 2013 and the effect of acquisitions, particularly the Greenstar acquisition in 2013;

•	Incentive compensation expense fluctuations due to higher anticipated payouts for 2013 as compared to the prior year period and lower payouts for 2012 as compared to 2011;

•	Increased contract labor in both 2013 and 2012 principally attributed to the recycling line of business;

•	Headcount, exclusive of acquisitions, decreased in 2013 compared to the prior year period; conversely, headcount increased in 2012 when compared to 2011; and

•	Non-cash charges incurred during the third quarter of 2013 and the second quarter of 2012 as a result of our partial withdrawals from underfunded multiemployer pension plans.

•

Maintenance and repairs — The increase in 2013 compared to 2012 was driven by (i) the Greenstar acquisition and (ii) higher internal shop labor costs due in part to higher incentive compensation and merit increases. The increase in 2012 as compared to 2011 is primarily due to (i) increased fleet maintenance costs, which include services provided by third-parties, tires, parts and internal shop labor costs and (ii) differences in the timing and scope of planned maintenance projects at our waste-to-energy facilities.

•

Subcontractor costs — The decrease in 2013 was driven primarily by the volume decline associated with the loss of certain strategic accounts. These decreases were offset, in part, by higher costs associated with the acquired RCI operations. The increase in 2012 was driven in part by (i) the acquisition of Oakleaf in July 2011 and (ii) increased volumes related to Hurricane Sandy.

•

Cost of goods sold — The increase in cost of goods sold in 2013 is due in large part to higher customer rebates resulting from higher volumes in our recycling commodity business driven primarily by the acquired Greenstar operations. The significantly reduced market prices for recyclable commodities in 2012 drove the majority of the cost decrease when compared to the prior period.

•

Fuel — The decrease in fuel expense in 2013 compared to 2012 was due to (i) a retroactive CNG fuel excise tax credit recognized in the first quarter of 2013; (ii) reduced fuel purchases due to reduced collection volumes; (iii) lower costs as we convert our fleet to CNG vehicles and (iv) lower diesel fuel prices. The increase in fuel expense in 2012 compared to 2011 was mainly driven by higher diesel fuel prices.

•

Disposal and franchise fees and taxes — The increase in costs in both 2013 and 2012 can be attributable to higher disposal fees and taxes due to higher landfill volumes. The current period increase was also driven by (i) higher municipal franchise fees relating to the collection line of business and (ii) a disposal surcharge at one of our waste-to-energy facilities. A host fee increase in 2012 contributed to the unfavorable variance when compared to the prior year.

•	Landfill operating costs — Significant items affecting the comparability of expenses for the periods presented include:

•	Higher leachate costs caused by increased precipitation in several of our Areas for all comparable periods;

•

Favorable adjustments in 2013 and unfavorable adjustments in both 2012 and 2011 related to changes in U.S. Treasury rates used to discount the present value of our environmental remediation obligations and recovery assets; and

•	A favorable remediation adjustment in 2012.

•

Other — The increased costs in 2013 when compared to 2012 were driven in part by (i) higher telecommunications costs driven by our initiative to equip our fleet with onboard computers; (ii) higher utilities; (iii) higher property taxes and (iv) lower gains on the sale of assets. These increases were offset, in part, by favorable adjustments to contingent consideration associated with the Greenstar acquisition. The increase in costs in 2012 when compared to the prior period was driven in part by (i) costs associated with a 2012 labor union dispute in the Seattle Area; (ii) increased oil and gas development expense in 2012 and (iii) higher rental costs in 2012, primarily associated with Oakleaf.

Selling, General and Administrative

Our selling, general and administrative expenses consist of (i) labor and related benefit costs, which include salaries, bonuses, related insurance and benefits, contract labor, payroll taxes and equity-based compensation; (ii) professional fees, which include fees for consulting, legal, audit and tax services; (iii) provision for bad debts, which includes allowances for uncollectible customer accounts and collection fees and (iv) other selling, general and administrative expenses, which include, among other costs, facility-related expenses, voice and data telecommunication, advertising, travel and entertainment, rentals, postage and printing. In addition, the financial impacts of litigation settlements generally are included in our “Other” selling, general and administrative expenses.

Our selling, general and administrative expenses decreased by $4 million, or 0.3%, and decreased by $79 million, or 5.1%, when comparing 2013 with 2012 and 2012 with 2011, respectively. Our selling, general and administrative expenses as a percentage of revenues were 10.5% in 2013, 10.8% in 2012 and 11.6% in 2011.

The following table summarizes the major components of our selling, general and administrative costs for the years ended December 31 (dollars in millions):

	2013	Period-to- Period Change		2012	Period-to- Period Change		2011

Labor and related benefits	$931	$81	9.5%	$850	$(63)	(6.9)%	$913
Professional fees	131	(32)	(19.6)	163	(22)	(11.9)	185
Provision for bad debts	41	(19)	(31.7)	60	13	27.7	47
Other	365	(34)	(8.5)	399	(7)	(1.7)	406

	$1,468	$(4)	(0.3)%	$1,472	$(79)	(5.1)%	$1,551

Labor and related benefits — Factors affecting the year-over-year changes in our labor and related benefits costs include:

•	Higher incentive compensation costs of $94 million in 2013 and $73 million in 2011, as compared with 2012, as a result of higher anticipated payouts.

•

Higher non-cash compensation expense recognized in 2013 as compared to 2012, in part due to the payout of performance share units granted in 2010, which was approved in 2013. Expense associated with these awards had been reversed in 2012 when it no longer appeared probable that threshold performance would be achieved.

•	Cost savings of $45 million in 2013 driven primarily from our July 2012 restructuring.

Professional fees —  Consulting fees declined year over year as company-wide initiatives, which began in 2011, were implemented; partially offset by higher legal fees in 2012 as compared with 2013 and 2011.

Provision for bad debts — Our provision for bad debts decreased in 2013 as a result of the collection of certain fully reserved receivables related to our Puerto Rico operations. Additionally, many of the billing delay issues we experienced throughout fiscal year 2012 with certain of our strategic account customers have been resolved, favorably affecting our year-over-year bad debt comparisons.

Other — In 2013, controllable costs associated with (i) building and equipment; (ii) advertising; (iii) computer and telecommunication; (iv) travel and entertainment and (v) seminars and education have declined primarily as a result of our July 2012 restructuring and continued focus on cost-control initiatives. In 2012, we experienced decreases in (i) litigation settlement costs and (ii) insurance and claims. These decreases were partially offset by increases in (i) computer and telecommunications costs, due in part to improvements we are making to our information technology systems and (ii) building and equipment costs, which include rental and utilities.

Depreciation and Amortization

Depreciation and amortization includes (i) depreciation of property and equipment, including assets recorded for capital leases, on a straight-line basis from three to 50 years; (ii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction and asset retirement costs arising from closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the total estimated remaining capacity of a site, which includes both permitted capacity and expansion capacity that meets our Company-specific criteria for amortization purposes; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event and (iv) amortization of intangible assets with a definite life, using either a 150% declining balance approach or a straight-line basis over the definitive terms of the related agreements, which are generally from two to 15 years depending on the type of asset.

The following table summarizes the components of our depreciation and amortization costs for the years ended December 31 (dollars in millions):

	2013	Period-to- Period Change		2012	Period-to- Period Change		2011
Depreciation of tangible property and equipment	$853	$20	2.4%	$833	$33	4.1%	$800
Amortization of landfill airspace	400	5	1.3	395	17	4.5	378
Amortization of intangible assets	80	11	15.9	69	18	35.3	51

	$1,333	$36	2.8%	$1,297	$68	5.5%	$1,229

The increase in amortization of intangible assets in 2013 is primarily related to the amortization of customer relationships acquired through our acquisition of RCI. The increase in amortization of intangible assets in 2012 is primarily related to the amortization of customer relationships acquired through our acquisition of Oakleaf in 2011 and by our Areas located in the Northern U.S.

Restructuring

During the year ended December 31, 2013, we recognized a total of $18 million of pre-tax restructuring charges, of which $7 million was related to employee severance and benefit costs, including costs associated with our acquisitions of Greenstar and RCI and our 2012 restructurings. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized. We do not expect to incur any material charges associated with our past restructuring efforts in future periods.

In July 2012, we announced a reorganization of operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. Principal organizational changes included removing the management layer of our four geographic Groups, each of which previously constituted a reportable segment, and consolidating and reducing the number of our geographic Areas through which we evaluate and oversee our Solid Waste subsidiaries from 22 to 17. This reorganization eliminated approximately 700 employee positions throughout the Company, including positions at both the management and support level. Voluntary separation arrangements were offered to many employees.

During the year ended December 31, 2012, we recognized a total of $67 million of pre-tax restructuring charges, of which $56 million were primarily related to employee severance and benefit costs associated with our July 2012 restructuring. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

Goodwill Impairments

During the year ended December 31, 2013, we recognized $509 million of goodwill impairment charges, primarily related to (i) $483 million associated with our Wheelabrator business; (ii) $10 million associated with our Puerto Rico operations and (iii) $9 million associated with a majority-owned waste diversion technology company. During the years ended December 31, 2012 and 2011, we recognized goodwill impairment charges of $4 million and $1 million, respectively, related to certain of our non-Solid Waste operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Estimates and Assumptions — Asset Impairments and Notes 3 and 6 to the Consolidated Financial Statements for additional information related to these impairment charges as well as the accounting policy and analysis involved in identifying and calculating impairments.

(Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2013	2012	2011
(Income) expense from divestitures	$(8)	$—	$1
Asset impairments	472	79	8

	$464	$79	$9

During the year ended December 31, 2013, we recognized net charges of $464 million, primarily related to the following:

•

Landfill impairments — We recognized $262 million of charges to impair certain of our landfills, primarily as a result of our consideration of management’s decision in the fourth quarter of 2013 not to actively pursue expansion and/or development of such landfills. These charges were primarily associated with two landfills in our Eastern Canada Area, which are no longer accepting waste. We had previously concluded that receipt of permits for these landfills was probable. However, in connection with our asset rationalization and capital allocation analysis, which was influenced, in some cases, by our acquisition of RCI, we determined that the future costs to construct these landfills could be avoided as we are able to allocate disposal that would have gone to these landfills to other facilities and not materially impact operations. As a result of management’s decision, we determined that the landfill assets were no longer able to be recovered by the undiscounted cash flows attributable to these assets. As such, we wrote them down to their estimated fair values using a market approach considering the highest and best use of the assets.

•

Waste-to-energy impairments — We recognized $144 million of impairment charges relating to three waste-to-energy facilities, primarily as a result of closure or anticipated closure due to continued difficulty securing sufficient volumes to operate the plants at capacity and the prospect of additional capacity entering the market where the largest facility is located. We wrote down the carrying value of our facilities to their estimated fair value using a market approach.

•

Other impairments — The remainder of our 2013 charges were attributable to (i) $31 million of charges to impair various recycling assets; (ii) $20 million of charges to write down assets related to a majority-owned waste diversion technology company and (iii) a $15 million charge to write down the carrying value of an oil and gas property to its estimated fair value.

•	Divestitures — Partially offsetting these charges were $8 million of net gains on divestitures.

During the year ended December 31, 2012, we recognized impairment charges aggregating $79 million, attributable to (i) $45 million of charges related to three facilities in our medical waste services business as a result of projected operating losses at each of these facilities; (ii) $20 million of charges related to investments in waste diversion technology companies and (iii) other charges to write down the carrying value of assets to their estimated fair values, all of which are individually immaterial.

During the year ended December 31, 2011, we recognized impairment charges relating to two facilities in our medical waste services business, in addition to the three facilities impaired in 2012 discussed above, as a result of the closure of one site and continuing operating losses at the other site.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions — Asset Impairments for additional information related to the accounting policy and analysis involved in identifying and calculating impairments.

In addition to the impairments discussed above, we are continuing to evaluate opportunities associated with the sale or discontinued use of underperforming assets or assets that may no longer meet our strategic objectives. Accordingly, it is possible that additional charges may be recorded as assets are sold or become held-for-sale.

Income from Operations

The following table summarizes income from operations for the years ended December 31 (dollars in millions):

	2013	Period-to- Period Change		2012	Period-to- Period Change		2011
Solid Waste:
Tier 1	$852	$1	0.1%	$851	$(8)	(0.9)%	$859
Tier 2	1,291	21	1.7	1,270	33	2.7	1,237
Tier 3	291	(213)	(42.3)	504	(8)	(1.6)	512

Solid Waste	2,434	(191)	(7.3)	2,625	17	0.7	2,608
Wheelabrator	(517)	(630)	*	113	(59)	(34.3)	172
Other	(171)	71	(29.3)	(242)	(78)	47.6	(164)
Corporate and other	(667)	(22)	3.4	(645)	(57)	9.7	(588)

Total	$1,079	$(772)	(41.7)%	$1,851	$(177)	(8.7)%	$2,028

*	Percentage change does not provide a meaningful comparison.

Items affecting the comparability of our results of operations during 2013 and 2012 include (i) restructuring charges recognized in 2012 associated with our July 2012 restructuring; (ii) subsequent benefits realized as a result of our July 2012 restructuring and ongoing cost containment efforts; (iii) increased labor costs due to merit increases effective in 2013 and 2011 and (iv) lower 2012 year-over-year incentive compensation payouts. Also affecting comparability, excluding Wheelabrator, was the reclassification of employees to Solid Waste from Other and Corporate and Other.

Solid Waste — Our Solid Waste business income from operations declined $191 million when comparing 2013 with 2012, principally as a result of $279 million of net charges primarily related to impairments recognized in 2013. The most significant impairment charges were in our Eastern Canada Area, which is included in Tier 3, and were associated with the impairment of certain landfills as discussed above in (Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items. Other significant items affecting the results of operations of our Solid Waste business during the three years ended December 31, 2013 are summarized below:

•

Our base business benefited from (i) internal revenue growth, principally in our collection and disposal business and (ii) increased fuel cost recovery in 2013. These favorable variances were offset, in part, by net cost increases mainly driven by higher operating expenses including maintenance and repair and transfer and disposal in 2012;

•

Results from our recycling business were lower compared to prior year periods due primarily to (i) lower prices for commodities primarily affecting the 2012 period; (ii) higher processing costs driven in part by increased outbound quality control in 2013 and (iii) operating losses related to the acquired operations of Greenstar in 2013;

•	The accretive benefits of the RCI acquisition;

•	A decrease in bad debt expense during 2013 due primarily to the collection of receivables previously reserved during 2012, principally in Puerto Rico, which is included in Tier 3;

•	A charge for the withdrawal from an underfunded multiemployer pension plan in New England in 2012, which is included in Tier 2;

•	Incremental operating expenses due to a labor union dispute in the Pacific Northwest Area in 2012, which is included in Tier 3; and

•	A charge associated with a litigation loss in Southern California in 2011, which is included in Tier 2.

Wheelabrator — The decrease in income from operations of our Wheelabrator business for the year ended December 31, 2013 as compared to 2012 was largely driven by (i) $627 million of pre-tax charges to impair goodwill and certain waste-to-energy facilities as discussed above in Goodwill Impairments and (Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items; (iii) higher labor costs and (iv) a disposal surcharge at one of our waste-to-energy facilities. The impact of these unfavorable items was offset, in part, by improved energy pricing and metal sales.

The decrease in income from operations in 2012 as compared to 2011 was largely driven by (i) lower revenues due to the expiration of long-term contracts at certain of our waste-to-energy facilities; (ii) lower energy pricing at our merchant facilities; (iii) increased maintenance and repair costs, primarily due to differences in the timing and scope of planned maintenance activities and (iv) increased international development costs.

Other — Our “Other” income from operations includes (i) those elements of our in-plant services, landfill gas-to-energy operations, and third-party subcontract and administration revenues managed by our Sustainability Services and Renewable Energy organizations, that are not included with the operations of our reportable segments; (ii) our recycling brokerage and electronic recycling services and (iii) the results of investments that we are making in expanded service offerings, such as portable self-storage and fluorescent lamp recycling, and in oil and gas producing properties. In addition, our “Other” income from operations reflects the results of (i) non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business and (ii) reclasses to include the costs of our former geographic Group offices that, prior to our 2012 restructuring, were included in our operating segments.

Significant items affecting the comparability of expenses for the periods presented include:

•

Impairment charges recognized in 2013 and 2012 as discussed in Goodwill Impairments, Asset Impairments, (Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items, Equity in Net Losses of Unconsolidated Entities and Other, net;

•	Improved results from our organics and medical waste service businesses in 2013;

•

Losses in 2013 and 2012 from our efforts to integrate our strategic accounts business with Oakleaf, including the loss of certain strategic accounts. However, in 2013, we have experienced year-over-year improvements as a result of our system and process enhancements; and

•	A favorable adjustment to contingent consideration associated with the Greenstar acquisition, offset by higher administrative and restructuring costs associated with the acquired operations.

Corporate and Other — Significant items affecting the comparability of expenses for the periods presented include:

•	Lower year-over-year professional fees primarily due to higher consulting fees incurred during 2012 and 2011 in connection with the start-up phase of our cost savings programs;

•

Favorable adjustments in 2013 and unfavorable adjustments in both 2012 and 2011 related to changes in U.S. Treasury rates used to discount the present value of our environmental remediation obligations and recovery assets;

•	Favorable adjustments to our estimated environmental remediation obligations in 2013 and 2011; and

•	Higher year-over-year risk management expense in 2013 and 2012, primarily due to increased overall costs associated with auto and general liability insurance.

Interest Expense

Our interest expense was $481 million in 2013, $488 million in 2012 and $481 million in 2011. During 2013, our debt balances increased by approximately $300 million, which can generally be attributed to the debt financing of our acquisition of RCI offset by debt repayments. In spite of this increase in debt, we reduced our interest costs by (i) reducing the interest rate periods of some of our tax-exempt bonds, allowing us to benefit from lower rates available for shorter-term remarketings; (ii) issuing new debt at lower fixed interest rates than debt repaid upon scheduled maturities and (iii) reducing the cost of our revolving credit facility by amending the credit agreement to provide for lower fees and rates. The increase in interest expense from 2011 to 2012 was primarily due to higher average debt balances, which were incurred to support acquisitions and investments in our long-term growth, and a decrease in the benefits provided by active and terminated interest rate swap agreements. These increases were partially offset by a decrease in interest due to (i) a decline in our weighted average borrowing rate achieved by refinancing matured debt with new borrowings at much lower fixed interest rates and (ii) the impacts that lower market interest rates had on the cost of certain of our tax-exempt debt.

Equity in Net Losses of Unconsolidated Entities

We recognized “Equity in net losses of unconsolidated entities” of $34 million in 2013, $46 million in 2012 and $31 million in 2011. These losses are primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 9 and 20 to the Consolidated Financial Statements for more information related to these investments. The decrease in 2013 is primarily attributable to the recognition of a $10 million charge in 2012 related to a payment we made under a guarantee on behalf of an unconsolidated entity that went into liquidation. This investment was accounted for under the equity method.

Other, net

We recognized other, net expense of $74 million, $18 million and $4 million in 2013, 2012 and 2011, respectively. The expense in 2013 was impacted by impairment charges of $71 million relating to other-than-temporary declines in the value of investments in waste diversion technology companies accounted for under the cost method. We wrote down the carrying value of our investments to their fair value, which was primarily determined using an income approach based on estimated future cash flow projections obtained in the fourth quarter of 2013 and, to a lesser extent, third-party investors’ recent transactions in these securities. Partially offsetting these charges was a $4 million gain on the sale of a similar investment.

The expense in 2012 was impacted by an impairment charge of $16 million related to an other-than-temporary decline in the value of an investment in a waste diversion technology company accounted for under the cost method. We wrote down the carrying value of our investment to its fair value based on other third-party investors’ recent transactions in these securities, which are considered to be the best evidence of fair value currently available. The remaining expenses recognized during the reported periods are primarily related to the impact of foreign currency translation.

Provision for Income Taxes

We recorded provisions for income taxes of $364 million in 2013, $443 million in 2012 and $511 million in 2011. These tax provisions resulted in an effective income tax rate of approximately 73.8%, 34.0%, and 33.6% for 2013, 2012 and 2011, respectively. The comparability of our reported income taxes for the years ended December 31, 2013, 2012 and 2011 is primarily affected by (i) variations in our income before income taxes; (ii) federal tax credits ; (iii) tax audit settlements; (iv) the realization of federal and state net operating loss and credit carry-forwards and (v) the tax implications of impairments. The impacts of these items are summarized below:

•

Investment in Refined Coal Facility — Our refined coal facility investment and the resulting credits reduced our provision for income taxes by $20 million, $21 million and $17 million for the years ended December 31, 2013, 2012 and 2011, respectively. Refer to Note 9 to the Consolidated Financial Statements for more information related to our refined coal facility investment.

•

Investment in Low-Income Housing Properties — Our low-income housing investment and the resulting federal tax credits reduced our provision for income taxes by $38 million for each of the years ended December 31, 2013, 2012 and 2011. Refer to Note 9 to the Consolidated Financial Statements for more information related to our low-income housing investment.

•

Tax Audit Settlements — The settlement of various tax audits resulted in reductions in income tax expense of $11 million, $10 million and $12 million for the years ended December 31, 2013, 2012 and 2011, respectively.

•

State Net Operating Loss and Credit Carry-forwards — During 2013, 2012 and 2011, we recognized state net operating loss and credit carry-forwards resulting in a reduction to our provision for income taxes of $16 million, $5 million and $4 million, respectively.

•	Federal Net Operating Loss Carry-Forwards — During 2012, we recognized additional federal net operating loss carry-forwards resulting in a reduction to our provision for income taxes of $8 million.

•

Tax Implications of Impairments — During 2013 and 2012, the recording of impairments and the related income tax impacts resulted in permanent differences which increased our provision for income taxes by $235 million and $7 million, respectively. See Notes 6 and 13 to the Consolidated Financial Statements for more information related to asset impairments and unusual items.

We expect our 2014 recurring effective tax rate will be approximately 35.0% based on projected income levels, federal tax credits and other permanent items.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and included an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2014 were depreciated immediately. The acceleration of deductions on 2013 qualifying capital expenditures resulting from the bonus depreciation provisions had no impact on our effective income tax rate for 2013. However, the ability to accelerate depreciation deductions decreased our 2013 cash taxes by approximately $70 million. Taking the accelerated tax depreciation will result in increased cash taxes in subsequent periods when the deductions for these capital expenditures would have otherwise been taken.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $32 million in 2013, $43 million in 2012 and $48 million in 2011. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator business. Refer to Note 20 to the Consolidated Financial Statements for information related to the consolidation of these variable interest entities. The decrease in 2013 is primarily due to the net loss of $10 million attributable to noncontrolling interest holders associated with the $20 million impairment charge related to a majority-owned waste diversion technology company discussed above in (Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 262 solid waste and five secure hazardous waste landfills at December 31, 2013 and 264 solid waste and five secure hazardous waste landfills at December 31, 2012. At December 31, 2013 and 2012, the expected remaining capacity, in cubic yards and tonnage of waste that can be accepted at our owned or operated landfills, is shown below (in millions):

	December 31, 2013			December 31, 2012
	Remaining Permitted Capacity	Expansion Capacity	Total Capacity	Remaining Permitted Capacity	Expansion Capacity	Total Capacity
Remaining cubic yards	4,839	279	5,118	4,778	592	5,370
Remaining tonnage	4,769	282	5,051	4,558	612	5,170

Based on remaining permitted airspace as of December 31, 2013 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 46 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion permit. We are seeking expansion permits at 25 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions section above. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 49 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills we own or operate as of December 31, 2013, segregated by their estimated operating lives (in years), based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	0 to 5	6 to 10	11 to 20	21 to 40	41+	Total
Owned	9	12	29	63	96	209
Operated through lease(a)	6	3	4	2	7	22
Operating contracts(b)	11	5	7	5	8	36

Total landfills	26	20	40	70	111	267

(a)	Landfills we operate through lease agreements are similar to landfills we own because we own the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill. We are usually responsible for the final capping, closure and post-closure obligations of the landfills we lease.
(b)	For operating contracts, the property owner owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. However, we are generally responsible for final capping, closure and post-closure obligations under the operating contracts.

The following table reflects landfill capacity and airspace changes, as measured in tons of waste, for landfills owned or operated by us during the years ended December 31, 2013 and 2012 (in millions):

	December 31, 2013			December 31, 2012
	Remaining Permitted Capacity	Expansion Capacity	Total Capacity	Remaining Permitted Capacity	Expansion Capacity	Total Capacity
Balance, beginning of year	4,558	612	5,170	4,485	621	5,106
Acquisitions, divestitures, newly permitted landfills and closures	22	—	22	82	—	82
Changes in expansions pursued(a)	—	33	33	—	9	9
Expansion permits granted(b)	364	(364)	—	40	(40)	—
Airspace consumed	(93)	—	(93)	(92)	—	(92)
Changes in engineering estimates and other(c)	(82)	1	(81)	43	22	65

Balance, end of year	4,769	282	5,051	4,558	612	5,170

(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits.

(b)	We received expansion permits at 12 of our landfills during 2013 and six of our landfills during 2012, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal capacity of our existing landfills.

(c)	Changes in engineering estimates can result in changes to the estimated available remaining capacity of a landfill or changes in the utilization of such landfill capacity, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate; and operating practices. We continually focus on improving the utilization of airspace through efforts that include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials; and increasing initial compaction through improved landfill equipment, operations and training.

The tons received at our landfills in 2013 and 2012 are shown below (tons in thousands):

	2013					2012
	# of Sites		Total Tons		Tons per Day	# of Sites	Total Tons		Tons per Day
Solid waste landfills	262	(a)	93,804		345	264	92,393		338
Hazardous waste landfills.	5		568		2	5	640		2

	267		94,372		347	269	93,033		340

Solid waste landfills closed or divested during related year	5		390			1	189

			94,762	(b)			93,222	(b)

(a)	In 2013, we acquired five landfills (two of which were previously operated through lease arrangements), closed four landfills and our contract expired at one landfill.

(b)	These amounts include 1.5 million tons at December 31, 2013 and 1.3 million tons at December 31, 2012, that were received at our landfills but were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate receives certification of closure from the applicable regulatory agency, we generally transfer the management of the site, including any remediation activities, to our closed sites management group. As of December 31, 2013, our closed sites management group managed 212 closed landfills.

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

The following table reflects the total cost basis of our landfill assets and accumulated landfill airspace amortization as of December 31, 2013 and 2012, and summarizes significant changes in these amounts during 2013 (in millions):

	Cost Basis of Landfill Assets	Accumulated Landfill Airspace Amortization	Landfill Assets
December 31, 2012	$13,266	$(7,188)	$6,078
Capital additions	397	—	397
Asset retirement obligations incurred and capitalized	59	—	59
Acquisitions	88	—	88
Amortization of landfill airspace	—	(400)	(400)
Foreign currency translation	(96)	27	(69)
Asset retirements and other adjustments	(298)	43	(255)

December 31, 2013	$13,416	$(7,518)	$5,898

As of December 31, 2013, we estimate that we will spend approximately $400 million in 2014, and approximately $800 million in 2015 and 2016 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events, and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

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

The following table reflects our landfill liabilities and our environmental remediation liabilities as of December 31, 2013 and 2012, and summarizes significant changes in these amounts during 2013 (in millions):

	Landfill	Environmental Remediation
December 31, 2012	$1,338	$253
Obligations incurred and capitalized	59	—
Obligations settled	(71)	(20)
Interest accretion	87	4
Revisions in estimates and interest rate assumptions	6	(6)
Acquisitions, divestitures and other adjustments	2	(4)

December 31, 2013	$1,421	$227

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

	Years Ended December 31,
	2013	2012	2011

Interest accretion on landfill liabilities	$87	$84	$84
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	(9)	6	23
Leachate and methane collection and treatment	77	67	76
Landfill remediation costs	9	—	—
Other landfill site costs	68	67	72

Total landfill operating costs	$232	$224	$255

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

The following table presents our landfill airspace amortization expense on a per-ton basis:

	Years Ended December 31,
	2013	2012	2011
Amortization of landfill airspace (in millions)	$400	$395	$378
Tons received, net of redirected waste (in millions)	93	92	90
Average landfill airspace amortization expense per ton	$4.29	$4.30	$4.19

Different per-ton amortization rates are applied at each of our 267 landfills, and per-ton amortization rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace amortization expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company year-over-year.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet and landfill equipment; (iii) construction, refurbishments and improvements at waste-to-energy and materials recovery facilities; (iv) the container and equipment needs of our operations; (v) final capping, closure and post-closure activities at our landfills; (vi) the repayment of debt and discharging of other obligations and (vii) capital expenditures, acquisitions and investments in support of our strategic growth plans. We also are committed to providing our shareholders with a return on their investment through dividend payments, and we have also returned value to our shareholders through share repurchases.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of December 31, 2013 and 2012 (in millions):

	2013	2012

Cash and cash equivalents	$58	$194

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$125	$125
Tax-exempt bond funds	27	1
Other	15	12

Total restricted trust and escrow accounts	$167	$138

Debt:
Current portion	$726	$743
Long-term portion	9,500	9,173

Total debt	$10,226	$9,916

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$59	$79

Cash and cash equivalents — Cash and cash equivalents consist primarily of cash on deposit and money market funds that invest in U.S. government obligations with original maturities of three months or less. Our cash and cash equivalents have decreased as a result of the execution of our strategic growth plans, primarily due to acquisitions.

Restricted trust and escrow accounts — Restricted trust and escrow accounts consist primarily of funds deposited for purposes of settling landfill final capping, closure, post-closure and environmental remediation obligations. These balances are primarily included within long-term “Other assets” in our Consolidated Balance Sheets.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities when appropriate. The components of our long-term borrowings as of December 31, 2013 are described in Note 7 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2013 to December 31, 2012 were primarily attributable to (i) net debt borrowings of $155 million and (ii) the impacts of accounting for other non-cash changes in our debt balances due to tax-exempt bond issuances, hedge accounting for interest rate swaps, foreign currency translation, interest accretion and capital leases and other debt obligations.

As of December 31, 2013, we had (i) $481 million of debt maturing within the next 12 months, including $350 million of 5.0% senior notes that mature in March 2014 and $67 million of tax-exempt bonds; (ii) short-term borrowings and advances outstanding under credit facilities with long-term maturities, including $420 million of borrowings outstanding under the $2.25 billion revolving credit facility and $9 million of advances under our Canadian credit facility and (iii) $939 million of tax-exempt borrowings subject to repricing within the next 12 months. Based on our intent and ability to refinance a portion of this debt on a long-term basis as of December 31, 2013, including through use of forecasted available capacity under our $2.25 billion revolving credit facility, we have classified $1.1 billion of this debt as long-term and the remaining $726 million as current obligations.

We have credit facilities in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit (in millions) at December 31, categorized by type of facility:

	2013	2012
Revolving credit facility(a)	$872	$933
Letter of credit facilities(b)	400	492
Other(c)	267	257

	$1,539	$1,682

(a)	In July 2013, we amended and restated our revolving credit facility, increasing our total credit capacity to $2.25 billion and extending the term through July 2018. At December 31, 2013, we had $420 million of outstanding borrowings and $872 million of letters of credit issued and supported by the facility, leaving an unused and available credit capacity of $958 million.

(b)	As of December 31, 2013, we had an aggregate committed capacity of $400 million under letter of credit facilities with terms extending through December 2016. This letter of credit capacity was fully utilized as of December 31, 2013.

(c)	These letters of credit are outstanding under various arrangements that do not obligate the counterparty to provide a committed capacity.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31 (in millions):

	2013	2012	2011
Net cash provided by operating activities	$2,455	$2,295	$2,469

Net cash used in investing activities	$(1,900)	$(1,830)	$(2,185)

Net cash used in financing activities	$(687)	$(530)	$(566)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows in 2013 as compared with 2012 are summarized below:

•

Earnings change — Our 2013 earnings drove our improved net cash provided by operating activities in spite of a year-over-year decrease in income from operations, of $772 million. Our income from operations decline resulted from higher non-cash charges during 2013 of $949 million, associated principally with higher impairment charges. Absent these non-cash charges, we experienced higher earnings, which resulted in cash flow expansion.

•

Increased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $144 million higher on a year-over-year basis. Note that, while pre-tax income on a year-over-year basis has declined $809 million, a significant portion of the 2013 impairments discussed above do not qualify for a tax benefit.

•

Forward starting swaps — During the third quarter of 2012, the forward-starting interest rate swaps associated with anticipated fixed-rate debt issuances were terminated contemporaneously with the actual issuance of senior notes in September 2012, and we paid cash of $59 million to settle the liabilities related to the swap agreements. This cash payment has been classified as a change in “Other liabilities” within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

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

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was favorably impacted in 2013 by changes in our working capital accounts. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable, which are affected by both cost changes and timing of payments. Additionally, accruals for our annual incentive plan favorably affected our working capital comparison, driven by both higher incentive plan expense accruals in 2013 compared to 2012 and lower incentive plan payments in 2013 as compared to 2012.

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

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

•

Capital expenditures — We used $1,271 million during 2013 for capital expenditures, compared with $1,510 million in 2012 and $1,324 million in 2011. The decrease can generally be attributed to increased focus on capital spending management. The increase in capital expenditures in 2012 and 2011 is a result of our increased spending on compressed natural gas vehicles, related fueling infrastructure, and information technology infrastructure and growth initiatives, as well as our taking advantage of the bonus depreciation legislation. The year-over-year comparison of 2013 with 2012 was also affected by timing differences associated with cash payments for the previous years’ fourth quarter capital spending. Approximately $171 million of our fourth quarter 2012 spending was paid in cash in the first quarter of 2013 compared with approximately $244 million of our fourth quarter 2011 spending that was paid in the first quarter of 2012.

•

Proceeds from divestitures — Proceeds from divestitures (net of cash divested) and other sales of assets were $138 million in 2013, $44 million in 2012 and $36 million in 2011. These divestitures were made as part of our initiative to improve or divest certain underperforming and non-strategic operations. In 2013, our proceeds from divestitures included approximately $41 million related to investments in oil and gas producing properties and $14 million related to certain of our medical waste service operations and a transfer station in our Greater Mid-Atlantic Area. The remaining amount reported for 2013, as well as the proceeds in 2012 and 2011, generally relate to the sale of fixed assets.

•

Acquisitions — Our spending on acquisitions was $724 million in 2013 compared with $250 million in 2012 and $867 million in 2011. In 2013, our acquisitions consisted primarily of the recycling operations of Greenstar, for which we paid $170 million, and substantially all of the assets of RCI, for which we paid $481 million. The remainder of our 2013 acquisitions related to collection and energy services operations. In 2012, our acquisitions consisted primarily of interests in oil and gas producing properties acquired through two transactions, for which we paid $94 million. In 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf, which provides outsourced waste and recycling services. See Note 19 to the Consolidated Financial Statements for additional information related to our acquisitions. We continue to focus on accretive acquisitions and growth opportunities that will enhance and expand our existing service offerings.

•

Investments in unconsolidated entities — We made $33 million of cash investments in unconsolidated entities during 2013, compared with $77 million in 2012 and $155 million in 2011. In 2013, our investments primarily related to waste diversion technology companies and additional capital contributions associated with our investment in a refined coal facility discussed below. In 2012, our investments primarily related to furthering our goal of expanding our service offerings and developing waste diversion technologies. In 2011, our investments included a $48 million payment made to acquire a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility in North Dakota, and $107 million of investments primarily related to furthering our goal of growing into new markets by investing in greener technologies.

•

Net receipts from restricted funds — Net cash received from our restricted trust and escrow accounts, which are largely generated from the issuance of tax-exempt bonds for our capital needs, contributed $71 million to our investing activities in 2013 compared with $14 million in 2012 and $107 million in 2011. The significant decrease in cash received from our restricted trust and escrow accounts during 2012 was due to a decrease in tax-exempt borrowings.

•

Other — Net cash used by our other investing activities of $81 million during 2013 and $51 million during 2012 was primarily associated with the funding of notes receivable associated with Wheelabrator’s investments in Europe. Net cash provided by our other investing activities of $18 million during 2011 was primarily related to the receipt of a payment of $17 million associated with a note receivable from a prior year divestiture.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•	Share repurchases and dividend payments — For the periods presented, all share repurchases and dividend payments have been approved by our Board of Directors.

We paid an aggregate of $683 million in cash dividends during 2013, compared with $658 million in 2012, and $637 million in 2011. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.34 in 2011, to $0.355 in 2012, and to $0.365 in 2013 and has been offset, in part, by a reduction in our common stock outstanding during 2011 and 2013 as a result of our share repurchase programs.

We paid $239 million and $575 million for share repurchases in 2013 and 2011, respectively. We repurchased approximately 5 million shares of our common stock in 2013 and approximately 17 million shares of our common stock in 2011. We did not repurchase any shares during 2012.

In February 2014, we announced that our Board of Directors expects to increase the quarterly dividend from $0.365 to $0.375 per share for dividends declared in 2014. However, all future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board of Directors may deem relevant. Additionally, in December 2012, the Board of Directors authorized up to $500 million in share repurchases, and we repurchased $239 million of our common stock pursuant to that authorization in 2013. In February 2014, the Board of Directors authorized up to $600 million in future share repurchases; this authorization both replaces and increases the amount that remained available for share repurchases under the prior authorization. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

•

Proceeds from the exercise of common stock options — The exercise of common stock options and the related excess tax benefits generated a total of $132 million of financing cash inflows during 2013 compared with $43 million during 2012 and $45 million during 2011. The increase in exercised stock options during 2013 is primarily due to the increase in the Company’s stock price combined with exercises in advance of stock option expiration dates.

•

Debt borrowings (repayments) — Net debt borrowings were $155 million, $122 million and $698 million in 2013, 2012 and 2011, respectively. The following summarizes our cash borrowings and debt repayments made during each year (in millions):

	Years Ended December 31,
	2013	2012	2011
Borrowings:
U.S. revolving credit facility(a)	$325	$400	$150
Canadian credit facility(a)	897	189	137
Senior notes	—	495	893
Capital leases and other debt	85	96	21

	$1,307	$1,180	$1,201

Repayments:
U.S. revolving credit facility(a)	$(305)	$(150)	$—
Canadian credit facility(a)	(556)	(257)	(214)
Senior notes	—	(400)	(147)
Tax-exempt bonds	(162)	(129)	(55)
Capital leases and other debt	(129)	(122)	(87)

	$(1,152)	$(1,058)	$(503)

Net borrowings	$155	$122	$698

(a)	Due to the short-term maturities of the borrowings under these credit facilities, we have reported certain of these cash flows on a net basis.

For the years ended December 31, 2013 and 2011, non-cash activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $99 million and $100 million, respectively. During 2012, we did not have any significant non-cash activities.

•

Other — Net cash used in other financing activities was $3 million, $2 million and $46 million in 2013, 2012 and 2011, respectively. These activities are primarily attributable to changes in our accrued liabilities for checks written in excess of cash balances due to the timing of cash deposits or payments. During 2013 and 2011, the cash used for these activities included $4 million and $7 million, respectively, of financing costs paid to amend and restate our U.S. revolving credit facility.

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total
Recorded Obligations:
Expected environmental liabilities:(a)
Final capping, closure and post-closure	$95	$131	$111	$107	$115	$2,110	$2,669
Environmental remediation	35	23	32	24	14	106	234

	130	154	143	131	129	2,216	2,903
Debt payments(b),(c),(d)	916	491	704	731	793	6,631	10,266
Unrecorded Obligations:(e)
Non-cancelable operating lease obligations	100	86	64	55	46	393	744
Estimated unconditional purchase obligations(f)	76	44	25	17	9	231	402

Anticipated liquidity impact as of December 31, 2013	$1,222	$775	$936	$934	$977	$9,471	$14,315

(a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs. The amounts included here reflect environmental liabilities recorded in our Consolidated Balance Sheet as of December 31, 2013 without the impact of discounting and inflation. Our recorded environmental liabilities for final capping, closure and post-closure will increase as we continue to place additional tons within the permitted airspace at our landfills.

(b)	The amounts reported here represent the scheduled principal payments related to our long-term debt, excluding related interest. Refer to Note 7 to the Consolidated Financial Statements for information regarding interest rates.

(c)	Our debt obligations as of December 31, 2013 include $939 million of tax-exempt bonds subject to repricing within the next 12 months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowing for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2013, refer to Note 7 to the Consolidated Financial Statements.

(d)	Our recorded debt obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in an impact to our liquidity in future periods.

(e)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees, as discussed in Note 11 to the Consolidated Financial Statements, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.

(f)	Our unconditional purchase obligations are for various contractual obligations that we generally incur in the ordinary course of our business. Certain of our obligations are quantity driven. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services. Accordingly, the amounts reported in the table are not necessarily indicative of our actual cash flow obligations. See Note 11 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations.

Liquidity Impacts of Income Tax Items

Bonus Depreciation — The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and included an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2014 were depreciated immediately. The acceleration of deductions on 2013 qualifying capital expenditures resulting from the bonus depreciation provisions had no impact on our effective income tax rate for 2013 although it reduced our cash taxes.

The acceleration of depreciation deductions related to qualifying capital expenditures in 2013 decreased our 2013 cash taxes by approximately $70 million. However, taking accelerated depreciation deductions results in increased cash taxes in subsequent periods when the depreciation deductions related to the capital expenditures would have otherwise been taken. Overall, the effect of all applicable years’ bonus depreciation programs results in increased cash taxes of $40 million in 2013. Separately, our tax payments in 2013 were $145 million higher than the tax payments made in 2012.

Uncertain Tax Positions — We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as a component of long-term “Other liabilities” in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that approximately $9 million of liabilities for unrecognized tax benefits, including accrued interest, and $3 million of related deferred tax assets may be reversed within the next 12 months. The anticipated reversals are related to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 20 to the Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 11 to the Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2013, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Inflation

While inflationary increases in costs, including the cost of diesel fuel, have affected our income from operations margins in recent years, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, as of December 31, 2013, approximately 30% of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of December 31, 2013, all of our derivative transactions were related to actual or anticipated economic exposures. We are exposed to credit risk in the event of non-performance by our derivative counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities, although our interest costs can also be significantly affected by our on-going financial assurance needs, which are discussed in the Financial Assurance and Insurance Obligations section of Item 1.

As of December 31, 2013, we had $10.2 billion of long-term debt when excluding the impacts of accounting for fair value adjustments attributable to interest rate derivatives, discounts and premiums. The effective interest rates of approximately $2.4 billion of our outstanding debt obligations are subject to change during 2014. The most significant components of our variable-rate debt obligations are (i) $577 million of tax-exempt bonds that are subject to repricing on either a daily or weekly basis through a remarketing process; (ii) $939 million of tax-exempt bonds with term interest rate periods that are subject to repricing within 12 months; (iii) $420 million of borrowings outstanding under our $2.25 billion revolving credit facility and (iv) $414 million of outstanding advances under our Canadian credit facility. We currently estimate that a 100 basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2014 interest expense by approximately $19 million. As of December 31, 2012, the effective interest rates of approximately $1.5 billion of our outstanding debt obligations were subject to change within 12 months.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our “fixed-rate” tax exempt bonds, through the end of a term interest rate period that exceeds twelve months. In addition, at December 31, 2013, we had forward-starting interest rate swaps with a notional amount of $175 million. The fair value of our fixed-rate debt obligations and various interest rate derivative instruments can increase or decrease significantly if market interest rates change.

We have performed sensitivity analyses to determine how market rate changes might affect the fair value of our market risk-sensitive derivatives and related positions. These analyses are inherently limited because they reflect a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves attributable to these instruments would have decreased the fair value of our combined debt and interest rate derivative positions by approximately $600 million at December 31, 2013.

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

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel; recyclable materials, including old corrugated cardboard, old newsprint and plastics; and electricity, which generally correlates with natural gas prices in many of the markets in which we operate. With the exception of electricity commodity derivatives, which are discussed below, we generally have not entered into derivatives to hedge the risks associated with changes in the market prices of these commodities during the three years ended December 31, 2013. Alternatively, we attempt to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues also increase or decrease.

During 2013, approximately 56% of the electricity revenue at our waste-to-energy facilities was subject to current market rates, and we currently expect that nearly 62% of our electricity revenues at our waste-to-energy facilities will be at market rates by the end of 2014. Our exposure to variability associated with changes in market prices for electricity has increased over the last few years as long-term power purchase agreements have expired. The energy markets have changed significantly since the expiring contracts were executed, and we have found that the current market structure does not support medium- and long-term electricity contracts. As we renegotiate our power-purchase agreements, we expect that a more substantial portion of our energy sales at our waste-to-energy facilities will be based on variable market rates. Accordingly, in recent years, we implemented a more actively managed energy program, which includes a hedging strategy intended to decrease the exposure of our revenues to volatility due to market prices for electricity. Refer to Notes 8 and 14 of the Consolidated Financial Statements for additional information regarding our electricity commodity derivatives.

Currency Rate Exposure — We have operations in Canada as well as a cost center in India and investments in China, the United Kingdom and Hong Kong. From time to time, we use currency derivatives to mitigate the impact of currency translation on cash flows of intercompany Canadian-currency denominated debt transactions. Our foreign currency derivatives have not materially affected our financial position or results of operations for the periods presented. In addition, while changes in foreign currency exchange rates could significantly affect the fair value of our foreign currency derivatives, we believe these changes in fair value would not have a material impact to the Company. Refer to Notes 8 and 14 of the Consolidated Financial Statements for additional information regarding our foreign currency derivatives. The foreign currency exposure associated with these investments has not been material.

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

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Waste Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Waste Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Management, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2013, and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waste Management, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 18, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 18, 2014

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$58	$194
Accounts receivable, net of allowance for doubtful accounts of $33 and $45, respectively	1,699	1,737
Other receivables	111	102
Investment in unconsolidated entity	177	—
Parts and supplies	178	174
Deferred income taxes	113	76
Other assets	163	140

Total current assets	2,499	2,423
Property and equipment, net of accumulated depreciation and amortization of $16,723 and $16,112, respectively	12,344	12,651
Goodwill	6,070	6,291
Other intangible assets, net	529	397
Investments in unconsolidated entities	414	667
Other assets	747	668

Total assets	$22,603	$23,097

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$744	$842
Accrued liabilities	1,069	986
Deferred revenues	475	465
Current portion of long-term debt	726	743

Total current liabilities	3,014	3,036
Long-term debt, less current portion	9,500	9,173
Deferred income taxes	1,842	1,947
Landfill and environmental remediation liabilities	1,518	1,459
Other liabilities	727	807

Total liabilities	16,601	16,422

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,596	4,549
Retained earnings	6,289	6,879
Accumulated other comprehensive income	154	193
Treasury stock at cost, 165,961,646 and 166,062,235 shares, respectively	(5,338)	(5,273)

Total Waste Management, Inc. stockholders’ equity	5,707	6,354
Noncontrolling interests	295	321

Total equity	6,002	6,675

Total liabilities and equity	$22,603	$23,097

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Years Ended December 31,
	2013	2012	2011
Operating revenues:
Service revenues	$12,566	$12,327	$11,852
Tangible product revenues	1,417	1,322	1,526

Total operating revenues	13,983	13,649	13,378

Costs and expenses:
Operating costs (exclusive of depreciation and amortization shown below):
Cost of services	7,880	7,765	7,254
Cost of tangible products	1,232	1,114	1,287

Total operating costs	9,112	8,879	8,541
Selling, general and administrative	1,468	1,472	1,551
Depreciation and amortization	1,333	1,297	1,229
Restructuring	18	67	19
Goodwill impairments	509	4	1
(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items	464	79	9

	12,904	11,798	11,350

Income from operations	1,079	1,851	2,028

Other income (expense):
Interest expense	(481)	(488)	(481)
Interest income	4	4	8
Equity in net losses of unconsolidated entities	(34)	(46)	(31)
Other, net	(74)	(18)	(4)

	(585)	(548)	(508)

Income before income taxes	494	1,303	1,520
Provision for income taxes	364	443	511

Consolidated net income	130	860	1,009
Less: Net income attributable to noncontrolling interests	32	43	48

Net income attributable to Waste Management, Inc.	$98	$817	$961

Basic earnings per common share	$0.21	$1.76	$2.05

Diluted earnings per common share	$0.21	$1.76	$2.04

Cash dividends declared per common share	$1.46	$1.42	$1.36

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Years Ended December 31,
	2013	2012	2011
Consolidated net income	$130	$860	$1,009
Other comprehensive income (loss), net of taxes:
Gains and losses on derivative instruments:
Unrealized gains (losses), resulting from changes in fair value, net of tax expense (benefit) of $9, $(14) and $(20), respectively	14	(22)	(30)
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $(1), $5 and $1, respectively.	(2)	10	1

	12	(12)	(29)
Unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $1, $2 and $(2), respectively	2	2	(3)
Foreign currency translation adjustments	(68)	33	(18)
Change in funded status of post-retirement benefit obligation, net of tax expense (benefit) of $10, $(2) and $(5), respectively	15	(2)	(8)

Other comprehensive income (loss), net of taxes	(39)	21	(58)

Comprehensive income	91	881	951
Less: Comprehensive income attributable to noncontrolling interests	32	43	48

Comprehensive income attributable to Waste Management, Inc.	$59	$838	$903

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Consolidated net income	$130	$860	$1,009
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,333	1,297	1,229
Deferred income tax (benefit) provision	(149)	67	198
Interest accretion on landfill liabilities	87	84	84
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	(10)	6	23
Provision for bad debts	39	57	44
Equity-based compensation expense	58	29	45
Excess tax benefits associated with equity-based transactions	(10)	(11)	(8)
Net gain on disposal of assets	(21)	(21)	(24)
Effect of goodwill impairments	509	4	1
Effect of (income) expense from divestitures, asset impairments (other than goodwill) and unusual items and other	535	95	9
Equity in net losses of unconsolidated entities, net of dividends	34	46	31
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	44	(131)	(110)
Other current assets	(7)	(50)	(23)
Other assets	4	105	28
Accounts payable and accrued liabilities	(27)	(57)	65
Deferred revenues and other liabilities	(94)	(85)	(132)

Net cash provided by operating activities	2,455	2,295	2,469

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(724)	(250)	(867)
Capital expenditures	(1,271)	(1,510)	(1,324)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	138	44	36
Net receipts from restricted trust and escrow accounts	71	14	107
Investments in unconsolidated entities	(33)	(77)	(155)
Other	(81)	(51)	18

Net cash used in investing activities	(1,900)	(1,830)	(2,185)

Cash flows from financing activities:
New borrowings	1,307	1,180	1,201
Debt repayments	(1,152)	(1,058)	(503)
Common stock repurchases	(239)	—	(575)
Cash dividends	(683)	(658)	(637)
Exercise of common stock options	132	43	45
Excess tax benefits associated with equity-based transactions	10	11	8
Distributions paid to noncontrolling interests	(59)	(46)	(59)
Other	(3)	(2)	(46)

Net cash used in financing activities	(687)	(530)	(566)

Effect of exchange rate changes on cash and cash equivalents	(4)	1	1

Decrease in cash and cash equivalents	(136)	(64)	(281)
Cash and cash equivalents at beginning of year	194	258	539

Cash and cash equivalents at end of year	$58	$194	$258

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

	Total	Waste Management, Inc. Stockholders’ Equity							Noncontrolling Interests
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
		Shares	Amounts				Shares	Amounts
Balance, December 31, 2010	$6,591	630,282	$6	$4,528	$6,400	$230	(155,236)	$(4,904)	$331
Consolidated net income	1,009	—	—	—	961	—	—	—	48
Other comprehensive income (loss), net of taxes	(58)	—	—	—	—	(58)	—	—	—
Cash dividends declared	(637)	—	—	—	(637)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	119	—	—	33	(3)	—	2,813	89	—
Common stock repurchases	(575)	—	—	—	—	—	(17,338)	(575)	—
Distributions paid to noncontrolling interests	(59)	—	—	—	—	—	—	—	(59)
Other	—	—	—	—	—	—	11	—	—

Balance, December 31, 2011	$6,390	630,282	$6	$4,561	$6,721	$172	(169,750)	$(5,390)	$320
Consolidated net income	860	—	—	—	817	—	—	—	43
Other comprehensive income (loss), net of taxes	21	—	—	—	—	21	—	—	—
Cash dividends declared	(658)	—	—	—	(658)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	101	—	—	(15)	(1)	—	3,680	117	—
Distributions paid to noncontrolling interests	(46)	—	—	—	—	—	—	—	(46)
Other	7	—	—	3	—	—	8	—	4

Balance, December 31, 2012	$6,675	630,282	$6	$4,549	$6,879	$193	(166,062)	$(5,273)	$321
Consolidated net income	130	—	—	—	98	—	—	—	32
Other comprehensive income (loss), net of taxes	(39)	—	—	—	—	(39)	—	—	—
Cash dividends declared	(683)	—	—	—	(683)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	216	—	—	47	(5)	—	5,461	174	—
Common stock repurchases	(239)	—	—	—	—	—	(5,368)	(239)	—
Distributions paid to noncontrolling interests	(59)	—	—	—	—	—	—	—	(59)
Other	1	—	—	—	—	—	7		1

Balance, December 31, 2013	$6,002	630,282	$6	$4,596	$6,289	$154	(165,962)	$(5,338)	$295

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013, 2012 and 2011

1.    Business

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; Waste Management’s wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management or its subsidiaries are the primary beneficiaries as described in Note 20. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

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

2.    Accounting Changes and Reclassifications

Accounting Changes

Comprehensive Income — In February 2013, the Financial Accounting Standards Board (“FASB”) issued amended authoritative guidance associated with comprehensive income, which requires companies to provide information about the amounts that are reclassified out of accumulated other comprehensive income by component. Additionally, companies are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendment to authoritative guidance associated with comprehensive income was effective for the Company on January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements. We have presented the information required by this amendment in Note 14.

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

Indefinite-Lived Intangible Assets Impairment Testing — In July 2012, the FASB amended authoritative guidance associated with indefinite-lived intangible assets impairment testing. The amended guidance provides companies the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. The amendments are effective for indefinite-lived intangible impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption was permitted. The Company’s early adoption of this guidance in 2012 did not have an impact on our consolidated financial statements. Additional information on impairment testing can be found in Note 3.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number of diverse customers we service. At December 31, 2013 and 2012, no single customer represented greater than 5% of total accounts receivable.

Trade and Other Receivables

Our receivables, which are recorded when billed, when services are performed or when cash is advanced, are claims against third parties that will generally be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends; type of customer, such as municipal or commercial; the age of outstanding receivables; and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful. Also, we recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes. We no longer accrue interest once the notes are deemed uncollectible.

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2013, 2012 and 2011, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discount these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at December 31, 2013 is between 4.25% and 8.0%, the range of the credit-adjusted, risk-free discount rates effective since we adopted the FASB’s authoritative guidance related to asset retirement obligations in 2003. We expect to apply a credit-adjusted, risk-free discount rate of 4.75% to liabilities incurred in the first quarter of 2014.

We record the estimated fair value of final capping, closure and post-closure liabilities for our landfills based on the capacity consumed through the current period. The fair value of final capping obligations is developed based on our estimates of the airspace consumed to date for each final capping event and the expected

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Changes in inflation rates or the estimated costs, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset and (ii) a change in liability and asset amounts to be recorded prospectively over either the remaining capacity of the related discrete final capping event or the remaining permitted and expansion airspace (as defined below) of the landfill. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining capacity of the final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace amortization expense.

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in “Operating” costs and expenses within our Consolidated Statements of Operations.

Amortization of Landfill Assets — The amortizable basis of a landfill includes (i) amounts previously expended and capitalized; (ii) capitalized landfill final capping, closure and post-closure costs; (iii) projections of future purchase and development costs required to develop the landfill site to its remaining permitted and expansion capacity and (iv) projected asset retirement costs related to landfill final capping, closure and post-closure activities.

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

•

Expansion Airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year and the final expansion permit to be received within five years. Second, we must believe that obtaining the expansion permit is likely, considering the following criteria:

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 25 landfill sites with expansions included at December 31, 2013, seven landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Three of these landfills required approval by our Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining four landfills required approval due to local zoning restrictions or because the permit application processes do not meet the one- or five-year requirements.

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement costs related to final capping, closure and post-closure of the expansion in the amortization basis of the landfill.

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for future settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate, and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group, and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher than the $227 million recorded in the Consolidated Financial Statements as of December 31, 2013. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are reliably determinable, we inflate the cost in current dollars (by 2.5% at December 31, 2013 and 2012) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for United States Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” costs and expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities and recovery assets during the reported periods (in millions) and the risk-free discount rate applied as of each reporting date:

	Years Ended December 31,
	2013	2012	2011
Charge (reduction) to Operating expenses	$(13)	$3	$17
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	3.00%	1.75%	2.00%

The portion of our recorded environmental remediation liabilities that has never been subject to inflation or discounting, as the amounts and timing of payments are not readily determinable, was $36 million at December 31, 2013 and $32 million at December 31, 2012. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have increased by $7 million at December 31, 2013 and decreased by $11 million at December 31, 2012.

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

We include capitalized costs associated with developing or obtaining internal-use software within furniture, fixtures and office equipment. These costs include direct external costs of materials and services used in developing or obtaining the software and internal costs for employees directly associated with the software development project. As of December 31, 2013 and 2012, capitalized costs for software placed in service, net of accumulated depreciation, were $129 million and $123 million, respectively. In addition, our furniture, fixtures and office equipment as of December 31, 2013 and 2012 included $11 million and $36 million, respectively, for costs incurred for software under development.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases (excluding landfills discussed below) — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2013 are disclosed in Note 11.

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

Other intangible assets consist primarily of customer and supplier relationships, covenants not-to-compete, licenses, permits (other than landfill permits, as all landfill-related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy), and other contracts. Other intangible assets

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are recorded at fair value and are generally amortized using either a 150% declining balance approach or a straight-line basis as we determine appropriate. Customer and supplier relationships are typically amortized over a term ranging between 10 and 15 years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally two to five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

Asset Impairments

We monitor the carrying value of our long-lived assets for potential impairment on a nonrecurring basis and test the recoverability of such assets using significant unobservable (“Level 3”) inputs whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “Goodwill impairments” and “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” line items in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

There are additional considerations for impairments of landfills, goodwill and other indefinite-lived intangible assets, as described below.

Landfills — The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the sensitive estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a probability-weighted cash flow estimation approach, may indicate that no impairment loss should be recorded. At December 31, 2013, one of our landfill sites for which we believe receipt of the expansion permit is probable, is not currently accepting waste. The net recorded capitalized landfill asset cost for this site was $261 million at December 31, 2013. We performed a test of recoverability for this landfill and the undiscounted cash flows resulting from our probability-weighted estimation approach significantly exceeded the carrying value of this site. During the year ended December 31, 2013, we recognized $262 million of charges to impair certain of our landfills, primarily as a result of our consideration of management’s decision in the fourth quarter of 2013 not to actively pursue expansion and/or development of such landfills. These charges were primarily associated with two landfills in our Eastern Canada Area, which are no longer accepting waste. We had previously concluded that receipt of permits for these landfills was probable. However, in connection with our asset rationalization and capital allocation analysis, which was influenced, in some cases, by our acquisition of RCI, we determined that the future costs to construct

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these landfills could be avoided as we are able to allocate disposal that would have gone to these landfills to other facilities and not materially impact operations. As a result of management’s decision, we determined that the carrying values of landfill assets were no longer able to be recovered by the undiscounted cash flows attributable to these assets. As such, we wrote their carrying values down to their estimated fair values using a market approach considering the highest and best use of the assets.

Refer to Note 13 for additional information related to landfill asset impairments recognized during the reported periods.

Goodwill — At least annually, and more frequently if warranted on a nonrecurring basis, we assess our goodwill for impairment using Level 3 inputs.

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

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment, or two-step impairment test, to determine whether a goodwill impairment exists at the reporting unit. The first step in our quantitative assessment identifies potential impairments by comparing the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is typically estimated using a combination of the income approach and market approach or only an income approach when applicable. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted-average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported cash flows. We then apply that multiple to the reporting units’ cash flows to estimate their fair values. We believe that this approach is appropriate because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

Refer to Notes 6 and 13 for additional information related to goodwill impairments recognized during the reported periods.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Trust and Escrow Accounts

As of December 31, 2013, our restricted trust and escrow accounts consist principally of funds deposited for purposes of settling landfill final capping, closure, post-closure and environmental remediation obligations. We often also have restricted trust and escrow account balances related to funds received from the issuance of tax-exempt bonds held in trust for the construction of various projects or facilities. As of December 31, 2013 and 2012, we had $167 million and $138 million, respectively, of restricted trust and escrow accounts, which are primarily included in long-term “Other assets” in our Consolidated Balance Sheets.

Final Capping, Closure, Post-Closure and Environmental Remediation Funds — At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying final capping, closure, post-closure and environmental remediation activities; (iv) acquisitions or divestitures of landfills and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts.

Tax-Exempt Bond Funds — We obtain funds from the issuance of industrial revenue bonds for the construction of disposal facilities and for equipment necessary to provide waste management services. Proceeds from these arrangements are directly deposited into trust accounts, and we do not have the ability to use the funds in regular operating activities. Accordingly, these borrowings are treated as non-cash financing activities and are excluded from our Consolidated Statements of Cash Flows. As our construction and equipment expenditures are documented and approved by the applicable bond trustee, the funds are released and we receive a cash reimbursement. These cash reimbursements are reported in the Consolidated Statements of Cash Flows as an investing activity when the cash is released from the trust funds. Generally, the funds are fully expended within one year of the debt issuance. When the debt matures, we generally repay our obligation with cash on hand and the debt repayments are included as a financing activity in the Consolidated Statements of Cash Flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Entities

Investments in unconsolidated entities over which the Company has significant influence are accounted for under the equity method of accounting. Investments in entities in which the Company does not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. In addition to equity investments in unconsolidated subsidiaries, we support these ventures through loans and advances. These loans and advances are included as a component of “Other” within the “Net cash provided by investing activities” in our Consolidated Statement of Cash Flows. The following table summarizes our equity and cost method investments as of December 31 (in millions):

	2013	2012
Equity investments(a)	$437	$443
Cost investments	154	224

Investments in unconsolidated entities	$591	$667

(a)	The amount reported in 2013 includes $177 million attributable to our 2010 investment in Shanghai Environment Group (“SEG”), which is part of our Wheelabrator business. Based on our intent to sell our investment in SEG within the next 12 months, this investment has been classified as a current asset and reflected in “Investment in unconsolidated entity” in our Consolidated Balance Sheet as of December 31, 2013.

We monitor and assess the carrying value of our investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. Fair value is generally based on (i) other third-party investors’ recent transactions in the securities; (ii) other information available regarding the current market for similar assets and/or (iii) a market or income approach as deemed appropriate.

Foreign Currency

We have operations in Canada as well as a cost center in India and investments in China, the United Kingdom and Hong Kong. Local currencies generally are considered the functional currencies of our operations and investments outside the United States. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate at the balance sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of comprehensive income. The foreign currency exposure associated with our investments has not been material.

Derivative Financial Instruments

We primarily use derivative financial instruments to manage our risk associated with fluctuations in interest rates, foreign currency exchange rates and market prices for electricity. We use interest rate swaps to maintain a strategic portion of our long-term debt obligations at variable, market-driven interest rates. In prior years, we entered into interest rate derivatives in anticipation of senior note issuances planned for 2010 through 2014 to effectively lock in a fixed interest rate for those anticipated issuances. Foreign currency exchange rate derivatives are used to hedge our exposure to changes in exchange rates for anticipated intercompany debt transactions, and related interest payments, between Waste Management Holdings, Inc., a wholly-owned subsidiary (“WM Holdings”), and its Canadian subsidiaries. We use electricity commodity derivatives to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. The financial statement impacts of our derivatives are discussed in Notes 8 and 14.

We obtain current valuations of our interest rate, foreign currency and electricity commodity hedging instruments from third-party pricing models. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of derivatives is included in

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other current assets, other long-term assets, accrued liabilities or other long-term liabilities, as appropriate. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset. There was no significant ineffectiveness in 2013, 2012 or 2011.

•

Interest Rate Derivatives — Our previously outstanding “receive fixed, pay variable” interest rate swaps associated with outstanding fixed-rate senior notes have been designated as fair value hedges for accounting purposes. Accordingly, derivative assets are accounted for as an increase in the carrying value of our underlying debt obligations and derivative liabilities are accounted for as a decrease in the carrying value of our underlying debt instruments. These fair value adjustments are deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instruments. Treasury locks and forward-starting swaps executed in prior years were designated as cash flow hedges for accounting purposes. Unrealized changes in the fair value of these derivative instruments are recorded in “Accumulated other comprehensive income” within the equity section of our Consolidated Balance Sheets. The associated balance in other comprehensive income is reclassified to earnings as the hedged cash flows occur.

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

Revenue Recognition

Our revenues are generated from the fees we charge for waste collection, transfer, disposal and recycling and resource recovery services; from the sale of electricity, steam, and landfill gas, which are byproducts of our waste-to-energy and landfill operations; and from the sale of recyclable commodities, oil and gas and organic lawn and garden products. The fees charged for our services are generally defined in our service agreements and vary based on contract-specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rates. The fees we charge for our services generally include fuel surcharges, which are intended to pass through to customers increased direct and indirect costs incurred because of changes in market prices for fuel. We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, recycling commodities are delivered or as kilowatts are delivered to a customer by a waste-to-energy facility or independent power production plant.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tangible product revenues primarily include the sale of recyclable commodities at our material recovery facilities and through our recycling brokerage services and, to a lesser extent, sales of oil and gas, metals and organic lawn and garden products.

We bill for certain services prior to performance. Such services include, among others, certain residential contracts that are billed on a quarterly basis and equipment rentals. These advance billings are included in deferred revenues and recognized as revenue in the period service is provided.

Capitalized Interest

We capitalize interest on certain projects under development, including internal-use software and landfill expansion projects, and on certain assets under construction, including operating landfills, landfill gas-to-energy projects and waste-to-energy facilities. During 2013, 2012 and 2011, total interest costs were $500 million, $509 million and $503 million, respectively, of which $19 million was capitalized in 2013, $21 million was capitalized in 2012 and $22 million was capitalized in 2011. In 2013, 2012 and 2011, interest was capitalized primarily for landfill construction costs and landfill gas-to-energy construction projects.

Income Taxes

The Company is subject to income tax in the United States, Canada, the United Kingdom and Puerto Rico. Current tax obligations associated with our provision for income taxes are reflected in the accompanying Consolidated Balance Sheets as a component of “Accrued liabilities” and the deferred tax obligations are reflected in “Deferred income taxes.”

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

Contingent Liabilities

We estimate the amount of potential exposure we may have with respect to claims, assessments and litigation in accordance with GAAP. We are party to pending or threatened legal proceedings covering a wide range of matters in various jurisdictions. It is difficult to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such contingencies.

Supplemental Cash Flow Information

	Years Ended December 31,
Cash paid during the year (in millions):	2013	2012	2011
Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$478	$485	$470
Income taxes	511	366	306

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2013 and 2011, non-cash activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $99 million and $100 million, respectively. During 2012, we did not have any significant non-cash activities. Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows.

4.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2013			December 31, 2012
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$95	$35	$130	$104	$28	$132
Long-term	1,326	192	1,518	1,234	225	1,459

	$1,421	$227	$1,648	$1,338	$253	$1,591

The changes to landfill and environmental remediation liabilities for the years ended December 31, 2012 and 2013 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2011	$1,292	$273
Obligations incurred and capitalized	58	—
Obligations settled	(87)	(30)
Interest accretion	84	4
Revisions in estimates and interest rate assumptions(a)(b)	(8)	5
Acquisitions, divestitures and other adjustments	(1)	1

December 31, 2012	$1,338	$253
Obligations incurred and capitalized	59	—
Obligations settled	(71)	(20)
Interest accretion	87	4
Revisions in estimates and interest rate assumptions(a)(b)	6	(6)
Acquisitions, divestitures and other adjustments	2	(4)

December 31, 2013	$1,421	$227

(a)	The amounts reported for our landfill liabilities include reductions of approximately $15 million and $20 million for 2012 and 2013, respectively, related to our year-end annual review of landfill final capping, closure and post-closure obligations. The amount reported in 2013 also includes an increase of approximately $23 million due to the acceleration of the timing of closure and post-closure activities at two of our landfills related to landfill asset impairments, discussed further in Note 13.

(b)	The amount reported in 2012 for our environmental remediation liabilities includes the impact of a decrease in the risk-free discount rate used to measure our liabilities from 2.0% at December 31, 2011 to 1.75% at December 31, 2012, resulting in an increase of $3 million to our environmental remediation liabilities and a corresponding increase to “Operating” expenses.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount reported in 2013 for our environmental remediation liabilities includes the impact of an increase in the risk-free discount rate used to measure our liabilities from 1.75% at December 31, 2012 to 3.0% at December 31, 2013, resulting in a decrease of $18 million to our environmental remediation liabilities and a corresponding decrease to “Operating” expenses.

Our recorded liabilities as of December 31, 2013 include the impacts of inflating certain of these costs based on our expectations for the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities as measured in current dollars are $35 million in 2014, $23 million in 2015, $32 million in 2016, $24 million in 2017, $14 million in 2018 and $106 million thereafter.

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

5.    Property and Equipment

Property and equipment at December 31 consisted of the following (in millions):

	2013	2012
Land	$636	$657
Landfills	13,416	13,266
Vehicles	4,115	3,954
Machinery and equipment	3,888	3,967
Containers	2,449	2,482
Buildings and improvements	3,594	3,514
Furniture, fixtures and office equipment	969	923

	29,067	28,763
Less accumulated depreciation on tangible property and equipment	(9,205)	(8,924)
Less accumulated landfill airspace amortization	(7,518)	(7,188)

	$12,344	$12,651

Depreciation and amortization expense, including amortization expense for assets recorded as capital leases, was comprised of the following for the years ended December 31 (in millions):

	2013	2012	2011

Depreciation of tangible property and equipment	$853	$833	$800
Amortization of landfill airspace	400	395	378

Depreciation and amortization expense	$1,253	$1,228	$1,178

6.    Goodwill and Other Intangible Assets

Goodwill was $6,070 million as of December 31, 2013 compared with $6,291 million as of December 31, 2012. The $221 million decrease in goodwill during 2013 resulted primarily from $509 million of charges to impair goodwill associated with (i) our Wheelabrator business, which is discussed in more detail below; (ii) our Puerto Rico operations and (iii) an investment in a majority-owned waste diversion technology company. These decreases were partially offset by consideration paid for acquisitions in excess of net assets acquired of $327 million, primarily related to our acquisitions of RCI and Greenstar, which are discussed in Note 19. See Notes 3, 19 and 21 for additional information related to Goodwill.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed more fully in Note 3, we perform our annual impairment test of our goodwill balances using a measurement date of October 1. We will also perform interim tests if an impairment indicator exists such that the fair value of a reporting unit could potentially be less than its carrying amount.

As a result of our annual fourth quarter impairment tests for our Wheelabrator business during the years ended December 31, 2012 and 2011, we concluded that goodwill was not impaired. In the second quarter of 2012, we believed an impairment indicator existed such that the fair value of our Wheelabrator business could potentially be less than its carrying amount because of the negative effect on our revenues of the continued deterioration of electricity commodity prices, coupled with our continued increased exposure to market prices as a result of the expiration of several long-term, fixed-rate electricity commodity contracts at our waste-to-energy and independent power facilities, and the expiration of several long-term disposal contracts at above-market rates. We performed the interim quantitative assessment using both an income and a market approach in the second quarter of 2012, which indicated that the estimated fair value of our Wheelabrator business exceeded its carrying value. In the fourth quarter of 2012, we again performed our annual impairment test of our goodwill balances, which indicated that the estimated fair value of our Wheelabrator business exceeded its carrying value by approximately 10% compared to an excess of 30% at our annual fourth quarter 2011 test. This quantitative assessment was performed using both an income and market approach.

During 2013, we noted no indicators of impairment that required us to perform an interim impairment test; however, during our annual impairment test of our goodwill balances we determined the fair value of our Wheelabrator business had declined and the associated goodwill was impaired. As a result, we recognized an impairment charge of $483 million, which had no related tax benefit. We estimated the implied fair value of our Wheelabrator reporting unit goodwill using a combination of income and market approaches. Because the annual impairment test indicated that Wheelabrator’s carrying value exceeded its estimated fair value, we performed the “step two” analysis. In the “step two” analysis, the fair values of all assets and liabilities were estimated, including tangible assets, power contracts, customer relationships and trade name for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the carrying amount of goodwill to determine the amount of the impairment. The factors contributing to the $483 million goodwill impairment charge principally relate to the continued challenging business environment in areas of the country in which Wheelabrator operates, characterized by lower available disposal volumes (which impact disposal rates and overall disposal revenue, as well as the amount of electricity Wheelabrator is able to generate), lower electricity pricing due to the pricing pressure created by availability of natural gas and increased operating costs as our facilities age. These factors caused us, relative to the 2012 impairment test, to lower assumptions for electricity and disposal revenue, and increase assumed operating costs. Additionally, the discount factor utilized in the income approach increased relative to that utilized in 2012 mainly due to increases in interest rates. If market prices for electricity are lower than our projections, our disposal volumes or rates decline, our costs or capital expenditures exceed our forecasts or our costs of capital increase, the estimated fair value of our Wheelabrator business could further decrease and potentially result in an additional impairment charge in a future period. We will continue to monitor our Wheelabrator business and the recoverability of the remaining $305 million goodwill balance.

As a result of our annual fourth quarter impairment tests for our Eastern Canada Area during the years ended December 31, 2013, 2012 and 2011, we concluded that goodwill was not impaired. In 2013 and 2012, our annual goodwill impairment tests indicated that the estimated fair value of our Eastern Canada Area exceeded its carrying value by approximately 15% and 5%, respectively. These quantitative assessments were performed using both an income and market approach. If we do not achieve our anticipated disposal volumes, our collection or disposal rates decline, our costs or capital expenditures exceed our forecasts, costs of capital increase, or we do not receive anticipated landfill expansions, the estimated fair value of our Eastern Canada Area could decrease and potentially result in an impairment charge in a future period. We will continue to monitor our Eastern Canada Area.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also as a result of our annual fourth quarter impairment tests, we incurred (i) $10 million of charges in 2013 to impair goodwill associated with our Puerto Rico operations and $4 million to impair goodwill associated with our recycling business and (ii) $4 million of charges in 2012 to impair goodwill related to certain of our non-Solid Waste operations. We incurred no impairment charges in 2011 as a result of our annual fourth quarter goodwill impairment tests.

Other than as discussed above with respect to our Wheelabrator business, we did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2013, 2012 or 2011. Goodwill impairments, in addition to the charges incurred in 2013 and 2012, may be incurred at any time in the future.

Our other intangible assets as of December 31, 2013 and 2012 were comprised of the following (in millions):

	Customer and Supplier Relationships	Covenants Not-to- Compete	Licenses, Permits and Other	Total

December 31, 2013:
Intangible assets	$604	$87	$123	$814
Less accumulated amortization	(193)	(57)	(35)	(285)

	$411	$30	$88	$529

December 31, 2012:
Intangible assets	$426	$97	$127	$650
Less accumulated amortization	(167)	(54)	(32)	(253)

	$259	$43	$95	$397

Amortization expense for other intangible assets was $80 million for 2013, $69 million for 2012, and $51 million for 2011. At December 31, 2013, we had $19 million of licenses, permits and other intangible assets that are not subject to amortization, because they do not have stated expirations or have routine, administrative renewal processes. Additional information related to other intangible assets acquired through business combinations is included in Note 19. As of December 31, 2013, expected annual amortization expense related to other intangible assets is $80 million in 2014; $69 million in 2015; $62 million in 2016; $55 million in 2017 and $50 million in 2018.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31, 2013:

	2013	2012
U.S. revolving credit facility, maturing July 2018 (weighted average interest rate of 1.2% at December 31, 2013 and 1.4% at December 31, 2012)	$420	$400
Letter of credit facilities, maturing through December 2016	—	—
Canadian credit facility and term loan, maturing November 2017 (weighted average effective interest rate of 2.7% at December 31, 2013 and 2.9% at December 31, 2012)	414	75
Senior notes maturing through 2039, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 5.7% at December 31, 2013 and 2012)	6,287	6,305
Tax-exempt bonds maturing through 2045, fixed and variable interest rates ranging from 0.03% to 5.7% (weighted average interest rate of 2.3% at December 31, 2013 and 2.8% at December 31, 2012)	2,664	2,727
Capital leases and other, maturing through 2055, interest rates up to 12%	441	409

	$10,226	$9,916
Current portion of long-term debt	726	743

	$9,500	$9,173

Debt Classification

As of December 31, 2013, we had (i) $481 million of debt maturing within the next 12 months, including $350 million of 5.0% senior notes that mature in March 2014 and $67 million of tax-exempt bonds; (ii) short-term borrowings and advances outstanding under credit facilities with long-term maturities, including $420 million of borrowings outstanding under the U.S. revolving credit facility (“$2.25 billion revolving credit facility”) and $9 million of advances under our Canadian credit facility and (iii) $939 million of tax-exempt borrowings subject to repricing within the next 12 months. Based on our intent and ability to refinance a portion of this debt on a long-term basis as of December 31, 2013, including through use of forecasted available capacity under our $2.25 billion revolving credit facility, we have classified $1.1 billion of this debt as long-term and the remaining $726 million as current obligations.

As of December 31, 2013, we also have $577 million of variable-rate tax-exempt bonds. The interest rates on these bonds are reset on either a daily or weekly basis through a remarketing process. If the remarketing agent is unable to remarket the bonds, the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2013 because the borrowings are supported by letters of credit issued under our $2.25 billion revolving credit facility, which is long-term.

Access to and Utilization of Credit Facilities

$2.25 Billion Revolving Credit Facility — In July 2013, we amended and restated our revolving credit facility, increasing our total credit capacity to $2.25 billion and extending the term through July 2018. This facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit. The rates we pay for outstanding loans are generally based on LIBOR plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR ranges from 0.90% to 1.475%. At December 31, 2013, we had $420 million of outstanding borrowings and $872 million of letters of credit issued and supported by the facility. The unused and available credit capacity of the facility was $958 million as of December 31, 2013.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letter of Credit Facilities — As of December 31, 2013, we had an aggregate committed capacity of $400 million under letter of credit facilities with terms ending through December 2016. This letter of credit capacity was fully utilized as of December 31, 2013. The financial assurance needs of our business are extensive so we supplement the letter of credit capacity we have through these committed facilities with stand-alone letters of credit with various banking partners.

Canadian Credit Facility and Term Loan — Waste Management of Canada Corporation and WM Quebec Inc., wholly-owned subsidiaries of WM, are borrowers under a Canadian credit agreement that provides C$150 million of revolving credit capacity and C$500 million of term credit and matures in November 2017. WM and WM Holdings guaranty all subsidiary obligations outstanding under the credit agreement. The rates we pay for outstanding loans under the Canadian credit agreement are generally based on the applicable Canadian Dealer Offered Rate (CDOR) plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above CDOR ranges from 1.125% to 2.15%.

In the fourth quarter of 2012, we established the C$150 million revolving credit capacity to refinance borrowings outstanding under a Canadian term credit agreement that would have matured in November 2012 and to provide additional liquidity for our Canadian operations. We have the ability to issue up to C$50 million of letters of credit under the Canadian revolving credit facility, which if utilized, reduces the amount of credit capacity available for borrowings. As of December 31, 2013 and 2012, we had no letters of credit outstanding under the facility and outstanding borrowings of C$10 million and C$75 million, respectively.

The C$500 million of term credit was established specifically to fund the acquisition of the assets of RCI Environnement, Inc. and was fully drawn in July 2013. The term credit is non-revolving credit and principal amounts repaid may not be re-borrowed. For additional information related to borrowings and principal repayments under the term credit, see below.

Debt Borrowings and Repayments

$2.25 Billion Revolving Credit Facility — During 2013, we incurred net borrowings of $20 million under our revolving credit facility. The $420 million of borrowings outstanding as of December 31, 2013 were incurred for general corporate purposes, including additions to working capital, capital expenditures and the funding of acquisitions and investments. We have reported the borrowings and repayments for loans with original maturities of three months or less on a net basis in the Consolidated Statement of Cash Flows.

Canadian Credit Facility and Term Loan — In July 2013, we borrowed C$500 million, or $476 million, under a term loan to fund our acquisition of the assets of RCI Environnement, Inc., which is discussed further in Note 19. Our outstanding CDOR-based advances, which are generally indexed to one-month CDOR, mature in November 2017, but are prepayable without penalty. Accordingly, this debt has been classified as long-term in our Consolidated Balance Sheet. We repaid C$70 million, or $67 million, of the advances under our term loan and C$65 million, or $65 million, of net repayments under our Canadian credit facility during the year ended December 31, 2013 with available cash. We have reported the borrowings and repayments for loans with original maturities of three months or less on a net basis in the Consolidated Statement of Cash Flows.

Senior Notes — The change in the carrying value of our senior notes from December 31, 2012 to December 31, 2013 is principally due to fair value hedge accounting for interest rate swap contracts. Refer to Notes 8 and 14 for additional information regarding our interest rate derivatives.

Tax-Exempt Bonds — During the year ended December 31, 2013, we repaid $162 million of our tax-exempt bonds with cash. We issued $100 million of tax-exempt bonds in August 2013. The proceeds from the issuance of the bonds were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill and recycling facility construction and development. Accordingly, the restricted funds provided by these financing activities have not been included in “New Borrowings” in our Consolidated Statement of Cash Flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases and Other — The increase in our capital leases and other debt obligations is primarily related to the deferred purchase price of (i) land needed to support a landfill expansion and (ii) Greenstar LLC, which is discussed further in Note 19. This increase was partially offset by net repayments of various borrowings at their scheduled maturities.

Scheduled Debt Payments — Principal payments of our debt and capital leases for the next five years, based on their contractual terms, are as follows: $916 million in 2014; $491 million in 2015; $704 million in 2016; $731 million in 2017; and $793 million in 2018. Our recorded debt and capital lease obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities, which have been excluded from these amounts because they will not result in cash payments.

Secured Debt

Our debt balances are generally unsecured, except for capital leases and the note payable associated with our investment in low-income housing properties.

Debt Covenants

Our $2.25 billion revolving credit facility, our Canadian credit facility and term loan and certain other financing agreements contain financial covenants. The following table summarizes the most restrictive requirements of these financial covenants (all terms used to measure these ratios are defined by the facilities):

Interest coverage ratio	> 2.75 to 1
Total debt to EBITDA(a)	< 3.75 to 1

(a)	In conjunction with the amendment and restatement of our $2.25 billion revolving credit facility in July 2013, the maximum ratio was increased from 3.50:1 to 3.75:1 for quarters ending before September 30, 2015. After such time, the covenant ratio will revert back to 3.50:1 for each fiscal quarter through maturity of the facility in July 2018.

Our credit facilities and senior notes also contain certain restrictions intended to monitor our level of subsidiary indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2013 and 2012, we were in compliance with the covenants and restrictions under all of our debt agreements.

8.    Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Consolidated Balance Sheet (in millions):

		December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2013	2012
Electricity commodity derivatives	Current other assets	$—	$1
Foreign currency derivatives	Long-term other assets	2	—

Total derivative assets		$2	$1

Electricity commodity derivatives	Current accrued liabilities	$3	$5
Interest rate derivatives	Current accrued liabilities	28	—
Foreign currency derivatives	Current accrued liabilities	—	11
Interest rate derivatives	Long-term accrued liabilities	—	42

Total derivative liabilities		$31	$58

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have not offset fair value amounts recognized for our derivative instruments. For information related to the inputs used to measure our derivative assets and liabilities at fair value, refer to Note 18.

Fair Value Hedges

Interest Rate Swaps

We have used interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. In April 2012, we elected to terminate our interest rate swaps and, upon termination, we received $76 million in cash for their fair value plus accrued interest receivable. The terminated interest rate swaps were associated with our senior notes that matured in November 2012 and additional senior notes that are scheduled to mature through 2018. The associated fair value adjustments to long-term debt are being amortized as a reduction to interest expense over the remaining terms of the underlying debt using the effective interest method. The cash proceeds received from our termination of the swaps were classified as a change in “Other assets” within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

We designated our interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $59 million as of December 31, 2013 and $79 million as of December 31, 2012.

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

		Years Ended December 31,
Derivatives Designated as Fair Value Hedges	Statement of Operations Classification	Gain (Loss) on Swap			Gain (Loss) on Fixed-Rate Debt
		2013	2012	2011	2013	2012	2011
Interest rate swaps	Interest expense	$—	$(1)	$35	$—	$1	$(35)

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

	Years Ended December 31,
Decrease to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	2013	2012	2011
Periodic settlements of active swap agreements(a)	$—	$8	$23
Terminated swap agreements	20	22	12

	$20	$30	$35

(a)	These amounts represent the net of our periodic variable-rate interest obligations and the swap counterparties’ fixed-rate interest obligations. Our swaps provided that we received fixed interest rates ranging from 5.00% to 7.125% and paid floating interest rates based on spreads from three-month LIBOR ranging from (0.205)% to 5.53%. These settlements have decreased due to our election to terminate our interest rate swap portfolio with a notional amount of $1 billion in April 2012.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the third quarter of 2012, $200 million of these forward-starting interest rate swaps were terminated contemporaneously with the actual issuance of senior notes in September 2012, and we paid cash of $59 million to settle the liabilities related to these swap agreements. At December 31, 2013 and 2012, our “Accumulated other comprehensive income” included $34 million and $39 million, respectively, of after-tax deferred losses related to all previously terminated swaps, which are being amortized as an increase to interest expense over the ten-year life of the related senior note issuances using the effective interest method. As of December 31, 2013, $7 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

The active forward-starting interest rate swaps outstanding as of December 31, 2013 relate to an anticipated debt issuance in the first quarter of 2014. As of December 31, 2013, the fair value of these active interest rate derivatives was comprised of $28 million of current liabilities compared with $42 million of long-term liabilities as of December 31, 2012.

Treasury Rate Locks

At December 31, 2013 and 2012, our “Accumulated other comprehensive income” included $6 million and $7 million, respectively, of after-tax deferred losses associated with Treasury rate locks that had been executed in previous years in anticipation of senior note issuances. These deferred losses are reclassified as an increase to interest expense over the life of the related senior note issuances, which extend through 2032. As of December 31, 2013, $1 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

Foreign Currency Derivatives

We use foreign currency derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries.

As of December 31, 2012, the hedged cash flows included C$370 million of principal and C$10 million of interest scheduled to be paid on October 31, 2013. The intercompany note and related forward contracts matured and settled on October 31, 2013. The gain realized on the settlement of the forward contracts was $4 million. Interest on this intercompany note of C$10 million and C$11 million was also paid on November 30, 2011 and 2012, respectively. Forward contracts executed to hedge these cash flows settled contemporaneously with the related interest payments. The financial statement impacts of these forward contracts were not material.

In October 2013, we executed a new Canadian dollar intercompany debt arrangement between WM Holdings and its Canadian subsidiaries and elected to swap WM Holding’s non-functional currency intercompany loan receivable back to U.S. dollars, which is WM Holdings’ functional currency. The total notional value of the new cross currency swaps is C$370 million. The critical terms of the executed swaps match the terms of the intercompany loan. The scheduled principal payments of the loan and the related swaps are as follows: C$70 million due on October 31, 2016, C$150 million due on October 31, 2017 and C$150 million due on October 31, 2018. We designated these cross currency swaps as cash flow hedges. Gains or losses resulting from the remeasurement of the underlying non-functional currency intercompany loan are recognized in current earnings in the same financial statement line item as offsetting gains or losses on the related cross currency swaps.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Electricity Commodity Derivatives

We use short-term, “receive fixed, pay variable” electricity commodity swaps to reduce the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 1.55 million megawatt hours, or approximately 50%, of Wheelabrator’s 2011 merchant electricity sales; approximately 630,000 megawatt hours, or approximately 20%, of the segment’s 2012 merchant electricity sales and 1.73 million megawatt hours, or approximately 56%, of the segment’s 2013 merchant electricity sales. The swaps executed through December 31, 2013 are expected to hedge approximately 480,000 megawatt hours, or approximately 15%, of Wheelabrator’s 2014 merchant electricity sales.

There was no significant ineffectiveness associated with our cash flow hedges during the years ended December 31, 2013, 2012 or 2011. Refer to Note 14 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

Credit-Risk-Related Contingent Features

Our interest rate derivative instruments have in the past, and may in the future, contain provisions related to the Company’s credit rating. These provisions generally provide that if the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of December 31, 2013 and 2012, we did not have any interest rate derivatives outstanding that contained these credit-risk-related features.

9.    Income Taxes

Provision for Income Taxes

Our “Provision for income taxes” consisted of the following (in millions):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$389	$268	$240
State	79	72	38
Foreign	45	36	35

	513	376	313

Deferred:
Federal	(82)	48	162
State	(14)	17	36
Foreign	(53)	2	—

	(149)	67	198

Provision for income taxes	$364	$443	$511

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,
	2013	2012	2011
Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
Federal tax credits	(11.74)	(4.13)	(3.29)
Taxing authority audit settlements and other tax adjustments	(3.47)	(0.02)	(0.47)
Noncontrolling interests	(2.28)	(1.16)	(1.11)
State and local income taxes, net of federal income tax benefit	9.81	3.85	3.46
Tax rate differential on foreign income	2.11	(0.96)	(0.70)
Tax impact of impairments	41.95	0.57	—
Other	2.37	0.80	0.72

Provision for income taxes	73.75%	33.95%	33.61%

The comparability of our income taxes for the reported periods has been primarily affected by (i) variations in our income before income taxes; (ii) federal tax credits; (iii) tax audit settlements; (iv) the realization of federal and state net operating loss and credit carry-forwards and (v) the tax implications of impairments.

For financial reporting purposes, income (loss) before income taxes showing domestic and foreign sources was as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Domestic	$548	$1,175	$1,394
Foreign	(54)	128	126

Income before income taxes	$494	$1,303	$1,520

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

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results and other reductions in “Equity in net losses of unconsolidated entities,” within our Consolidated Statement of Operations. During the years ended December 31, 2013, 2012 and 2011, we recognized $8 million, $7 million and $6 million, respectively, of net losses resulting from our share of the entity’s operating losses. Our tax provision for the years ended December 31, 2013, 2012 and 2011 was reduced by $20 million, $21 million and $17 million, respectively, primarily as a result of tax credits realized from this investment. See Note 20 for additional information related to this investment.

Investment in Low-Income Housing Properties — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting. We recognize our share of the entity’s results and reductions in value of our investment in “Equity in net losses of unconsolidated entities,” within our Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the years ended December 31, 2013, 2012 and 2011, we recognized

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$25 million, $24 million and $23 million, respectively, of losses relating to our equity investment in this entity, $6 million, $7 million and $8 million, respectively, of interest expense, and a reduction in our tax provision of $38 million (including $26 million of tax credits), in each of the respective years. See Note 20 for additional information related to this investment.

Tax Audit Settlements — The Company and its subsidiaries file income tax returns in the United States, Canada, the United Kingdom and Puerto Rico, as well as various state and local jurisdictions. We are currently under audit by the IRS and from time to time we are audited by other taxing authorities. Our audits are in various stages of completion.

During 2013, 2012 and 2011 we settled various tax audits. The settlement of these tax audits resulted in a reduction to our provision for income taxes for the years ended December 31, 2013, 2012 and 2011 of $11 million, $10 million and $12 million, respectively.

We are currently in the examination phase of IRS audits for the tax years 2013 and 2014 and expect these audits to be completed within the next 15 and 27 months, respectively. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are also currently undergoing audits by various state and local jurisdictions for years that date back to 2005, with the exception of affirmative claims in one jurisdiction that date back to 2000. We are not currently under audit in Canada and, due to the expiration of statutes of limitations, all tax years prior to 2009 are closed. In July 2011, we acquired Oakleaf Global Holdings (“Oakleaf”), which is subject to potential IRS examinations for the years 2010 and 2011. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition period tax liabilities.

State Net Operating Loss and Credit Carry-Forwards — During 2013, 2012 and 2011, we recognized state net operating loss and credit carry-forwards resulting in a reduction to our provision for income taxes of $16 million, $5 million and $4 million, respectively.

Federal Net Operating Loss Carry-Forwards — During 2012, we recognized additional federal net operating loss (“NOL”) carry-forwards resulting in a reduction to our provision for income taxes of $8 million. As a result of the acquisition of Oakleaf in 2011, we received income tax attributes (primarily federal and state net operating loss carry-forwards) and allocated a portion of the purchase price to these acquired assets. At the time of the acquisition, we fully recognized all of the income tax attributes identified by the seller and concluded the realization of these attributes did not affect our overall provision for income taxes. In the third quarter of 2012, as a result of new information, we recognized the above referenced tax benefit related to additional federal net operating loss carry-forwards received in the Oakleaf acquisition.

Tax Implications of Impairments — During 2013 and 2012, the recording of impairments and the related income tax impacts resulted in permanent differences which increased our provision for income taxes by $235 million and $7 million, respectively. See Notes 6 and 13 for more information related to asset impairments and unusual items.

Unremitted Earnings in Foreign Subsidiaries — At December 31, 2013, remaining unremitted earnings in foreign operations were approximately $800 million, which are considered permanently invested and, therefore, no provision for U.S. income taxes has been accrued for these unremitted earnings. Determination of the unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets (Liabilities)

The components of net deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$164	$189
Miscellaneous and other reserves, net	356	301

Subtotal	520	490
Valuation allowance	(149)	(120)
Deferred tax liabilities:
Landfill and environmental remediation liabilities	(30)	(11)
Property and equipment	(966)	(1,180)
Goodwill and other intangibles	(1,104)	(1,050)

Net deferred tax liabilities	$(1,729)	$(1,871)

The valuation allowance increased by $29 million in 2013 due to changes in our capital loss carry-forwards and in our state NOL and tax credit carry-forwards, as well as the tax impacts of impairments.

At December 31, 2013, we had $59 million of federal NOL carry-forwards and $1.6 billion of state NOL carry-forwards. The federal and state NOL carry-forwards have expiration dates through the year 2033. We also have $101 million of federal capital loss carry-forwards, of which $98 million expire in 2014 and $3 million expire in 2018. In addition, we have $38 million of state tax credit carry-forwards at December 31, 2013.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest for 2013, 2012 and 2011 is as follows (in millions):

	2013	2012	2011
Balance at January 1	$54	$49	$53
Additions based on tax positions related to the current year	6	15	9
Additions based on tax positions of prior years	—	—	—
Additions due to acquisitions	—	—	2
Accrued interest	2	2	2
Reductions for tax positions of prior years	(7)	(1)	—
Settlements	(1)	(4)	(10)
Lapse of statute of limitations	(5)	(7)	(7)

Balance at December 31	$49	$54	$49

These liabilities are included as a component of long-term “Other liabilities” in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2013, $32 million of net unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize interest expense related to unrecognized tax benefits in income tax expense. During each of the years ended December 31, 2013, 2012 and 2011, we recognized approximately $2 million of such interest expense as a component of our provisions for income taxes. We had approximately $7 million of accrued interest in our Consolidated Balance Sheets as of December 31, 2013 and 2012. We do not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011.

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

Bonus Depreciation

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and included an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2014 were depreciated immediately. The acceleration of deductions on 2013 qualifying capital expenditures resulting from the bonus depreciation provisions had no impact on our effective income tax rate for 2013 although it reduced our cash taxes.

10.    Employee Benefit Plans

Defined Contribution Plans — Waste Management sponsors 401(k) retirement savings plans that cover employees, except those working subject to collective bargaining agreements that do not allow for coverage under such plans. United States employees who are not subject to collective bargaining agreements are generally eligible to participate in the plans following a 90-day waiting period after hire and may contribute as much as 25% of their annual compensation, subject to annual contribution limitations established by the IRS. Under our largest retirement savings plan, we match, in cash, 100% of employee contributions on the first 3% of their eligible compensation and 50% of employee contributions on the next 3% of their eligible compensation, resulting in a maximum match of 4.5% of eligible compensation. Both employee and Company contributions vest immediately. Certain United States employees who are subject to collective bargaining agreements may participate in a separate Company sponsored 401(k) retirement savings plan under terms specified in their collective bargaining agreement. Certain employees outside the United States including those in Canada, the United Kingdom and Puerto Rico, participate in defined contribution plans maintained by the Company in compliance with laws of the appropriate jurisdiction. Charges to “Operating” and “Selling, general and administrative” expenses for our defined contribution plans were $63 million in 2013, $63 million in 2012 and $61 million in 2011.

Defined Benefit Plans (other than multiemployer defined benefit plans discussed below) — Waste Management Holdings, Inc. sponsors a defined benefit plan for certain employees who are subject to collective bargaining agreements that provide for participation in that plan. Further, qualifying Canadian employees participate in defined benefit plans sponsored by certain of our Canadian subsidiaries. In addition, Wheelabrator Technologies Inc., a wholly-owned subsidiary, sponsors a nonqualified pension plan for a retired board member. As of December 31, 2013, the combined benefit obligation of these pension plans was $97 million, and the plans had $86 million of plan assets, resulting in an unfunded benefit obligation for these plans of $11 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible retirees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retirees as of December 31, 1998. The unfunded benefit obligation for these plans was $33 million at December 31, 2013.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans are $44 million as of December 31, 2013 and are included as components of “Accrued liabilities” and long-term “Other liabilities” in our Consolidated Balance Sheet.

Multiemployer Defined Benefit Pension Plans — We are a participating employer in a number of trustee-managed multiemployer, defined benefit pension plans for employees who are covered by collective bargaining agreements. The risks of participating in these multiemployer plans are different from single-employer plans in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers and (iii) if we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan. The following table outlines our participation in multiemployer plans considered to be individually significant (dollar amounts in millions):

	EIN/Pension Plan Number	Pension Protection Act Reported Status(a)		FIP/RP Status(b),(c)	Company Contributions(d)			Expiration Date of Collective Bargaining
Pension Fund		2013	2012		2013	2012	2011	Agreement(s)
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical	Critical	Implemented	$1	$1	$1	Various dates through 6/30/2018
Central States, Southeast and Southwest Areas Pension Plan	EIN: 36-6044243; Plan Number: 001	Critical	Critical	Implemented	—	—	—	(e)
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	EIN: 36-6513567; Plan Number: 001	Endangered as of 9/30/2012	Endangered as of 9/30/2011	Implemented	6	5	4	9/30/2014 and 9/30/2018
Suburban Teamsters of Northern Illinois Pension Plan	EIN: 36-6155778; Plan Number: 001	Critical	Critical	Implemented	2	2	2	Various dates through 3/31/2015
Teamsters Employers Local 945 Pension Fund	EIN: 22-6196388; Plan Number: 001	Critical	Critical	Implemented	—	—	—	Various dates through 12/31/2015
Teamsters Local 301 Pension Plan	EIN: 36-6492992; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	1	1	1	9/30/2018
Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	22	22	20	Various dates through 5/31/2018
Western Pennsylvania Teamsters and Employers Pension Plan	EIN: 25-6029946; Plan Number: 001	Critical	Critical	Implemented	1	1	1	12/31/2016

					$33	$32	$29
Contributions to other multiemployer pension plans					7	7	7

Total contributions to multiemployer pension plans					$40	$39	$36

(a)	Unless otherwise noted in the table, the most recent Pension Protection Act zone status available in 2013 and 2012 is for the plan’s year-end at December 31, 2012 and 2011, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally less than 80% funded.

(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.

(d)	The Company was listed in the Form 5500 of the multiemployer plans considered to be individually significant as providing more than 5% of the total contributions for each of the following plans and plan years:

Year Contributions to Plan Exceeded 5% of Total Contributions (as of Plan’s Year End)
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	9/30/2012 and 9/30/2011
Suburban Teamsters of Northern Illinois Pension Plan	12/31/2012 and 12/31/2011
Teamsters Local 301 Pension Plan	12/31/2012 and 12/31/2011

At the date the financial statements were issued, Forms 5500 were not available for the plan years ended in 2013.

(e)	The Company believes there are no collective bargaining agreements remaining that require continuing contributions to this plan; however, this point is the subject of pending litigation with the trustees for the Central States, Southeast and Southwest Areas Pension Plan.

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

In connection with our ongoing renegotiations of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. Further, business events, such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations, which result in the decline of Company contributions to a multiemployer pension plan could trigger a partial or complete withdrawal. In the event of a withdrawal, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. In 2013 and 2012, we recognized aggregate charges of $5 million and $10 million, respectively, to “Operating” expenses for the withdrawal of certain bargaining units from multiemployer pension plans. We did not have similar charges in 2011. Refer to Note 11 for additional information related to our obligations to multiemployer plans for which we have withdrawn or partially withdrawn.

11.    Commitments and Contingencies

Financial Instruments — We have obtained letters of credit, surety bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill final capping, closure and post-closure requirements, environmental remediation and other obligations. Letters of credit generally are supported by our $2.25 billion revolving credit facility and other credit facilities established for that purpose. These facilities are discussed further in Note 7. Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) wholly-owned insurance companies, the sole business of which is to issue surety bonds and/or insurance policies on our behalf.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from our assumptions used. As of December 31, 2013, our commercial General Liability Insurance Policy carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2013, our auto liability insurance program included a per-incident base deductible of $5 million, subject to additional deductibles of $4.8 million in the $5 million to $10 million layer. Self-insurance claims reserves acquired as part of our acquisition of WM Holdings in July 1998 were discounted at 3.0% at December 31, 2013, 1.75% at December 31, 2012 and 2.0% at December 31, 2011. The changes to our net insurance liabilities for the three years ended December 31, 2013 are summarized below (in millions):

	Gross Claims Liability	Receivables Associated with Insured Claims(a)	Net Claims Liability
Balance, December 31, 2010	$523	$(170)	$353
Self-insurance expense (benefit)	176	(14)	162
Cash (paid) received	(188)	23	(165)

Balance, December 31, 2011	511	(161)	350
Self-insurance expense (benefit)	222	(59)	163
Cash (paid) received	(164)	18	(146)

Balance, December 31, 2012	569	(202)	367
Self-insurance expense (benefit)	177	(5)	172
Cash (paid) received	(156)	10	(146)

Balance, December 31, 2013(b)	$590	$(197)	$393

Current portion at December 31, 2013	$121	$(23)	$98
Long-term portion at December 31, 2013	$469	$(174)	$295

(a)	Amounts reported as receivables associated with insured claims are related to both paid and unpaid claims liabilities.

(b)	We currently expect substantially all of our net claims liability to be settled in cash over the next five years.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Operating Leases — Rental expense for leased properties was $170 million during 2013, $180 million during 2012 and $138 million during 2011. Minimum contractual payments due for our operating lease obligations are $100 million in 2014, $86 million in 2015, $64 million in 2016, $55 million in 2017, $46 million in 2018 and $393 million thereafter. Our minimum contractual payments for lease agreements during future periods is less than current year rent expense due to short-term leases.

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

•

Royalties — We have various arrangements that require us to make royalty payments to third parties including prior land owners, lessors or host communities where our operations are located. Our obligations generally are based on per ton rates for waste actually received at our transfer stations, landfills or waste-to-energy facilities. Royalty agreements that are non-cancelable and require fixed or minimum payments are included in our “Capital leases and other” debt obligations in our Consolidated Balance Sheet as disclosed in Note 7.

Our unconditional obligations are established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. Our actual future minimum obligations under these outstanding agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2013. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services. As of December 31, 2013, our estimated minimum obligations for the above-described purchase obligations, which are not recognized in our Consolidated Balance Sheet, were $76 million in 2014, $44 million in 2015, $25 million in 2016, $17 million in 2017, $9 million in 2018 and $231 million thereafter. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Commitments — In the first quarter of 2012, we formed a U.K. joint venture, together with a commercial waste management company, to develop a waste-to-energy and recycling facility in England. In connection with this investment, we are committed to provide funding of up to £57 million, or $94 million, based on the exchange rate as of December 31, 2013, to be used for the development and construction of the facility. Additional information related to this investment is included in Note 20.

Additionally, in the second quarter of 2012, we invested in another U.K. joint venture, together with an electric utility company, to develop a waste-to-energy and recycling facility in England. In connection with this investment, we are committed to provide funding of up to £156 million, or $258 million based upon the exchange rates at December 31, 2013, to be used for the development and construction of the facility. Through December 31, 2013, we had funded approximately £81 million, or $135 million, through loans and £6 million, or $9 million, through equity contributions.

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

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•

As of December 31, 2013, WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness, including its senior notes, $2.25 billion revolving credit agreement and certain letter of credit facilities, which mature through 2039. WM has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 23 for further information.

•

WM and WM Holdings have guaranteed subsidiary debt obligations, including the Canadian credit facility, tax-exempt bonds, capital leases and other indebtedness. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WM or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 7 for information related to the balances and maturities of our tax-exempt bonds.

•

We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Consolidated Balance Sheets. As of December 31, 2013, our maximum future payments associated with these guarantees are approximately $9 million. Any requirement to act under these guarantees would not materially impact our financial position, results of operations or cash flows.

•

Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2013, we have agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 21 of our landfills. We do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

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

As of December 31, 2013, we had been notified by the government that we are a PRP in connection with 77 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 77 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 63 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

From time to time, we are also named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of having owned, operated or transported waste to a disposal facility that is alleged to have contaminated the environment or, in certain cases, on the basis of having conducted environmental remediation activities at sites. Some of the lawsuits may seek to have us pay the costs of monitoring of allegedly affected sites and health care examinations of allegedly affected persons for a substantial period of time even where no actual damage is proven. While we believe we have meritorious defenses to these lawsuits, the ultimate resolution is often substantially uncertain due to the difficulty of determining the cause, extent and impact of alleged contamination (which may have occurred over a long period of time), the potential for successive groups of complainants to emerge, the diversity of the individual plaintiffs’ circumstances, and the potential contribution or indemnification obligations of co-defendants or other third parties, among other factors. Additionally, we often enter into agreements with landowners imposing obligations on us to meet certain regulatory or contractual conditions upon site closure or upon termination of the agreements. Compliance with these agreements inherently involves subjective determinations and may result in disputes, including litigation.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Multiemployer Defined Benefit Pension Plans — About 20% of our workforce is covered by collective bargaining agreements with various union locals across the United States and Canada. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multiemployer defined benefit pension plans for the covered employees. Refer to Note 10 for additional information about our participation in multiemployer defined benefit pension plans considered individually significant. In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. Any other circumstance resulting in a decline in Company contributions to a multiemployer defined benefit pension plan through a reduction in the labor force, whether through attrition over time or through a business event (such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations) may also trigger a complete or partial withdrawal from one or more of these pension plans.

One of the most significant multiemployer pension plans in which we have participated is the Central States, Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”). The Central States Pension Plan is in “critical status,” as defined by the Pension Protection Act of 2006. Since 2008, certain of our affiliates have bargained to remove covered employees from the Central States Pension Plan, resulting in a series of withdrawals, and we have recognized charges to “Operating” expenses associated with the withdrawal of certain bargaining units from the Central States Pension Plan and other underfunded multiemployer pension plans. In October 2011, employees at the last of our affiliates with active participants in the Central States Pension Plan voted to decertify the union that represented them, withdrawing themselves from the Central States Pension Plan. The Company believes there are no collective bargaining agreements remaining that require continuing contributions to this plan; however, this point is the subject of pending litigation with the trustees for the Central States, Southeast and Southwest Areas Pension Plan.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2013 and 2014 and expect these audits to be completed within the next 15 and 27 months, respectively. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2005, with the exception of affirmative claims in one jurisdiction that date back to 2000. We are not currently under audit in Canada and, due to the expiration of statutes of limitations, all tax years prior to 2009 are closed. In July 2011, we acquired Oakleaf, which is subject to potential IRS examinations for the years 2010 and 2011. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition period tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

12.     Restructuring

The following table summarizes pre-tax restructuring charges, including employee severance and benefit costs and other charges, for the years ended December 31 for the respective periods (in millions):

	2013	2012	2011
Solid Waste	$7	$19	$10
Wheelabrator	1	3	1
Corporate and Other	10	45	8

	$18	$67	$19

During the year ended December 31, 2013, we recognized a total of $18 million of pre-tax restructuring charges, of which $7 million was related to employee severance and benefit costs, including costs associated with our acquisitions of Greenstar and RCI and our 2012 restructurings discussed below. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized. We do not expect to incur any material charges associated with our past restructuring efforts in future periods.

2012 Restructurings — In July 2012, we announced a reorganization of operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. Principal organizational changes included removing the management layer of our four geographic Groups, each of which previously constituted a reportable segment, and consolidating and reducing the number of our geographic Areas through which we evaluate and oversee our Solid Waste subsidiaries from 22 to 17. This reorganization eliminated approximately 700 employee positions throughout the Company, including positions at both the management and support level. Voluntary separation arrangements were offered to many employees.

Additionally, in 2012, we recognized employee severance and benefits restructuring charges associated with the reorganization of Oakleaf discussed below that began in 2011 along with certain other actions taken by the Company in early 2012.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Through December 31, 2013, we had recognized charges of $81 million related to employee severance and benefits associated with our restructuring efforts beginning in 2011 and we have paid approximately $74 million of these costs. At December 31, 2013, we had approximately $4 million of accrued employee severance related to our restructuring efforts, which will be paid through the end of 2014.

13.    Asset Impairments and Unusual Items

Goodwill impairments

During the year ended December 31, 2013, we recognized $509 million of goodwill impairment charges, primarily related to (i) $483 million associated with our Wheelabrator business; (ii) $10 million associated with our Puerto Rico operations and (iii) $9 million associated with a majority-owned waste diversion technology company. During the years ended December 31, 2012 and 2011, we recognized goodwill impairment charges of $4 million and $1 million, respectively, related to certain of our non-Solid Waste operations. See Notes 3 and 6 for additional information related to these impairment charges as well as the accounting policy and analysis involved in identifying and calculating impairments.

(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the years ended December 31 for the respective periods (in millions):

	2013	2012	2011
(Income) expense from divestitures	$(8)	$—	$1
Asset impairments (other than goodwill)	472	79	8

	$464	$79	$9

During the year ended December 31, 2013, we recognized net charges of $464 million, primarily related to the following:

•

Landfill impairments — We recognized $262 million of charges to impair certain of our landfills, primarily as a result of our consideration of management’s decision in the fourth quarter of 2013 not to actively pursue expansion and/or development of such landfills. These charges were primarily associated with two landfills in our Eastern Canada Area, which are no longer accepting waste. We had previously concluded that receipt of permits for these landfills was probable. However, in connection with our asset rationalization and capital allocation analysis, which was influenced, in some cases, by our acquisition of RCI, we determined that the future costs to construct these landfills could be avoided as we are able to allocate disposal that would have gone to these landfills to other facilities and not materially impact operations. As a result of management’s decision, we determined that the landfill assets were no longer able to be recovered by the undiscounted cash flows attributable to these assets. As such, we wrote them down to their estimated fair values using a market approach considering the highest and best use of the assets.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Waste-to-energy impairments — We recognized $144 million of impairment charges relating to three waste-to-energy facilities, primarily as a result of closure or anticipated closure due to continued difficulty securing sufficient volumes to operate the plants at capacity and the prospect of additional capacity entering the market where the largest facility is located. We wrote down the carrying value of our facilities to their estimated fair value using a market approach.

•

Other impairments — The remainder of our 2013 charges were attributable to (i) $31 million of charges to impair various recycling assets; (ii) $20 million of charges to write down assets related to a majority-owned waste diversion technology company and; (iii) a $15 million charge to write down the carrying value of an oil and gas property to its estimated fair value.

•	Divestitures — Partially offsetting these charges were $8 million of net gains on divestitures.

See Note 3 for additional information related to the accounting policy and analysis involved in identifying and calculating impairments.

During the year ended December 31, 2012, we recognized impairment charges aggregating $79 million, attributable to (i) $45 million of charges related to three facilities in our medical waste services business as a result of projected operating losses at each of these facilities; (ii) $20 million of charges related to investments in waste diversion technology companies and (iii) other charges to write down the carrying value of assets to their estimated fair values, all of which are individually immaterial.

During the year ended December 31, 2011, we recognized impairment charges relating to two facilities in our medical waste services business, in addition to the three facilities impaired in 2012 discussed above, as a result of the closure of one site and continuing operating losses at the other site.

Refer to Note 21 for information related to the impact of impairments on the results of operations of our reportable segments.

Equity in net losses of unconsolidated entities

During the year ended December 31, 2012, we recognized a charge of $10 million related to a payment we made under a guarantee on behalf of an unconsolidated entity that went into liquidation. This investment was accounted for under the equity method.

Other income (expense)

During the year ended December 31, 2013, we recognized impairment charges of $71 million relating to other-than-temporary declines in the value of investments in waste diversion technology companies accounted for under the cost method. We wrote down the carrying value of our investments to their fair value, which was primarily determined using an income approach based on estimated future cash flow projections obtained in the fourth quarter of 2013 and, to a lesser extent, third-party investors’ recent transactions in these securities. Partially offsetting these charges was a $4 million gain on the sale of a similar investment recognized in the second quarter of 2013.

During the year ended December 31, 2012, we recognized an impairment charge of $16 million relating to an other-than-temporary decline in the value of another investment in a waste diversion technology company accounted for under the cost method. We wrote down the carrying value of our investment to its fair value based on other third-party investors’ recent transactions in these securities, which are considered to be the best evidence of fair value currently available.

These net charges are recorded in “Other, net” in our Consolidated Statement of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Accumulated Other Comprehensive Income

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing debits to accumulated other comprehensive income):

	Gains and Losses on Derivative Instruments	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total

Balance, December 31, 2010	$(33)	$5	$261	$(3)	$230
Other comprehensive income (loss) before reclassifications	(30)	(3)	(18)	(8)	(59)
Amounts reclassified from accumulated other comprehensive income	1	—	—	—	1

Net current period other comprehensive income (loss)	(29)	(3)	(18)	(8)	(58)

Balance, December 31, 2011	$(62)	$2	$243	$(11)	$172
Other comprehensive income (loss) before reclassifications	(22)	2	33	(2)	11
Amounts reclassified from accumulated other comprehensive income	10	—	—	—	10

Net current period other comprehensive income (loss)	(12)	2	33	(2)	21

Balance, December 31, 2012	$(74)	$4	$276	$(13)	$193
Other comprehensive income (loss) before reclassifications	14	2	(68)	15	(37)
Amounts reclassified from accumulated other comprehensive income	(2)	—	—	—	(2)

Net current period other comprehensive income (loss)	12	2	(68)	15	(39)

Balance, December 31, 2013	$(62)	$6	$208	$2	$154

The amounts of other comprehensive income (loss) before reclassifications associated with our cash flow derivative instruments are as follows (in millions):

	Amount of Derivative Gain (Loss) Recognized in OCI (Effective Portion)
	Years Ended December 31,
Derivatives Designated as Cash Flow Hedges	2013	2012	2011
Forward-starting interest rate swaps	$14	$(27)	$(59)
Foreign currency derivatives	17	(9)	1
Electricity commodity derivatives	(8)	—	8

Total before tax	23	(36)	(50)
Tax (expense) benefit	(9)	14	20

Net of tax	$14	$(22)	$(30)

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Income(a)			Statement of Operations Classification
	Years Ended December 31,
Details about Accumulated Other Comprehensive Income Components	2013	2012	2011
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(7)	$(3)	$(1)	Interest expense
Treasury rate locks	(2)	(7)	(7)	Interest expense
Foreign currency derivatives	21	(15)	4	Other, net
Electricity commodity derivatives	(9)	10	2	Operating revenues

	3	(15)	(2)	Total before tax
	(1)	5	1	Tax (expense) benefit

Total reclassifications for the period	$2	$(10)	$(1)	Net of tax

(a)	Amounts in parentheses represent debits to the statement of operations classification.

15.    Capital Stock, Dividends and Share Repurchases

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2013, we had 464.3 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Dividends

Our quarterly dividends have been declared and approved by our Board of Directors and paid in accordance with our financial plans. Cash dividends declared and paid were $683 million in 2013, or $1.46 per common share, $658 million in 2012, or $1.42 per common share, and $637 million in 2011, or $1.36 per common share.

In February 2014, we announced that our Board of Directors expects to increase the quarterly dividend from $0.365 to $0.375 per share for dividends declared in 2014. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

Share Repurchases

Our share repurchases have been made in accordance with financial plans approved by our Board of Directors. The following is a summary of our share repurchases for the periods presented. We did not repurchase any shares of common stock in 2012.

	Years Ended December 31,
	2013	2011
Shares repurchased (in thousands)	5,368	17,338
Weighted average per share purchase price	$43.48-$45.95	$28.95-$39.57
Total repurchases (in millions)	$239	$575

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2012, the Board of Directors authorized up to $500 million in share repurchases, and we repurchased $239 million of our common stock pursuant to that authorization in 2013. In February 2014, the Board of Directors authorized up to $600 million in future share repurchases; this authorization both replaces and increases the amount that remained available for share repurchases under the prior authorization. Any future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board in making dividend declarations.

16.    Stock-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, employees are able to purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2013, 2012 and 2011 was approximately 928,000, 1 million and 920,000, respectively. Including the impact of the January 2014 issuance of shares associated with the July to December 2013 offering period, approximately 1.7 million shares remain available for issuance under the plan.

Accounting for our ESPP increased annual compensation expense by approximately by $6 million, or $4 million net of tax, for 2013 and by $7 million, or $4 million net of tax, for 2012 and 2011.

Employee Stock Incentive Plans

We currently grant equity and equity-based awards to our officers, employees and independent directors using our 2009 Stock Incentive Plan (“LTIP”). The LTIP provides for the issuance of up to 26.2 million shares of our common stock. As of December 31, 2013, approximately 4.2 million shares remain available for future grants under the LTIP. We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the LTIP, we have the ability to issue stock options, stock appreciation rights and stock awards, including restricted stock, restricted stock units, or RSUs, and performance share units, or PSUs. The terms and conditions of equity awards granted under the LTIP are determined by the Management Development and Compensation Committee of our Board of Directors.

The 2013 annual LTIP awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. The annual LTIP awards granted to certain key employees included a combination of PSUs, RSUs and stock options in 2013. The Company has also periodically granted RSUs and stock options to employees working on key initiatives, in connection with new hires and promotions and to field-based managers.

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

	Units	Weighted Average Fair Value
Unvested at January 1, 2013	316	$34.46
Granted	263	$37.00
Vested	(21)	$34.05
Forfeited	(23)	$35.57

Unvested at December 31, 2013	535	$35.68

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair market value of RSUs that vested during the years ended December 31, 2013, 2012 and 2011 was $1 million, $11 million and $9 million, respectively. Net of units deferred and units used for payment of associated taxes, we issued approximately 15,000, 196,000 and 162,000 shares of common stock for RSUs that vested during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Compensation expense associated with RSUs is measured based on the grant-date fair value of our common stock and is recognized on a straight-line basis over the required employment period, which is generally the vesting period. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of expected forfeitures.

Performance Share Units — Two types of PSUs are currently outstanding: PSUs for which payout is dependent on the Company’s performance against pre-established return on invested capital metrics (“ROIC PSUs”) and PSUs for which payout is dependent on total shareholder return relative to the S&P 500 (“TSR PSUs”). Both types of PSUs are payable in shares of common stock after the end of a three-year performance period, when the Company’s financial performance for the entire performance period is reported, typically in mid- to late-February of the succeeding year. At the end of the performance period, the number of shares awarded can range from 0% to 200% of the targeted amount, depending on the performance against the pre-established targets. A summary of our PSUs is presented in the table below (units in thousands):

	Units	Weighted Average Fair Value
Unvested at January 1, 2013	1,718	$36.20
Granted	752	$43.38
Vested	(599)	$36.47
Forfeited	(45)	$43.43

Unvested at December 31, 2013	1,826	$43.41

The determination of achievement of performance results and corresponding vesting of PSUs for the three-year performance period ended December 31, 2013 was performed by the Management Development and Compensation Committee in February 2014. Accordingly, vesting information for such awards is not included in the table above as of December 31, 2013. The “vested” PSUs are for the three-year performance period ended December 31, 2012, as achievement of performance results and corresponding vesting was determined in February 2013. The Company’s financial results, as measured for purposes of these awards, were lower than the target levels established but in excess of the threshold performance criteria. Accordingly, recipients of these PSU awards were entitled to receive a payout of approximately 63% of the vested PSUs. In early 2013, we issued approximately 238,000 shares of common stock for these vested PSUs, net of units deferred and units used for payment of associated taxes.

The shares of common stock that were earned during the years ended December 31, 2013 and 2012 on account of PSU awards had a fair market value of $14 million and $32 million, respectively. No shares of common stock were earned in 2011, as the Company’s performance for purposes of the PSUs for the performance period ended December 31, 2010 did not meet threshold criteria. PSUs have no voting rights. PSUs receive dividend equivalents that are paid out in cash based on actual performance at the end of the awards’ performance period. PSUs are payable to an employee (or his beneficiary) upon death or disability as if that

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee had remained employed until the end of the performance period, are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and are subject to forfeiture in the event of voluntary or for-cause termination.

Compensation expense associated with our ROIC PSUs that continue to vest based on future performance is measured based on the fair value of our common stock at the end of each reporting period until the performance period ends. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of both the probability that the performance criteria will be achieved and expected forfeitures.

The grant-date fair value of our TSR PSUs is based on a Monte Carlo valuation and compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense is recognized for all TSR PSUs whether or not the market conditions are achieved less expected forfeitures.

Deferred Units — Recipients can elect to defer some or all of the vested RSU or PSU awards until a specified date or dates they choose. Deferred amounts are not invested, nor do they earn interest, but deferred amounts do earn dividend equivalents during deferral. Deferred amounts are paid out in shares of common stock at the end of the deferral period. At December 31, 2013, 2012 and 2011 we had approximately 297,000, 300,000 and 372,000, respectively, vested deferred units outstanding.

Stock Options — Stock options granted primarily vest in 25% increments on the first two anniversaries of the date of grant with the remaining 50% vesting on the third anniversary. The exercise price of the options is the average of the high and low market value of our common stock on the date of grant, and the options have a term of 10 years. A summary of our stock options is presented in the table below (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	12,997	$33.96
Granted	1,968	$36.93
Exercised	(4,788)	$31.06
Forfeited or expired	(503)	$34.32

Outstanding at December 31, 2013(a)	9,674	$35.98

Exercisable at December 31, 2013(b)	3,790	$35.01

(a)	Stock options outstanding as of December 31, 2013 have a weighted average remaining contractual term of 7.4 years and an aggregate intrinsic value of $86 million based on the market value of our common stock on December 31, 2013.

(b)	Stock options exercisable as of December 31, 2013 have a weighted average remaining contractual term of 6.4 years and an aggregate intrinsic value of $37 million based on the market value of our common stock on December 31, 2013. Stock options exercisable at December 31, 2013 have an exercise price ranging from $29.24 to $37.59.

We received cash proceeds of $132 million, $43 million and $45 million during the years ended December 31, 2013, 2012 and 2011, respectively, from employee stock option exercises. We also realized tax benefits from these stock option exercises during the years ended December 31, 2013, 2012 and 2011 of $10 million, $5 million and $8 million, respectively. These amounts have been presented as cash inflows in the “Cash flows from financing activities” section of our Consolidated Statements of Cash Flows. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $41 million, $15 million and $20 million, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We account for our employee stock options under the fair value method of accounting using a Black-Scholes methodology to measure stock option expense at the date of grant. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $4.26, $4.66 and $5.88, respectively. The fair value of the stock options at the date of grant is amortized to expense over the vesting period less expected forfeitures, except for stock options granted to retirement-eligible employees, for which expense is accelerated over the period that the recipient becomes retirement-eligible. The following table presents the weighted average assumptions used to value employee stock options granted during the years ended December 31 under the Black-Scholes valuation model:

	2013	2012	2011
Expected option life	5.4 years	5.5 years	5.4 years
Expected volatility	21.8%	24.2%	24.2%
Expected dividend yield	4.0%	4.1%	3.7%
Risk-free interest rate	1.0%	1.1%	2.3%

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

For the years ended December 31, 2013, 2012 and 2011 we recognized $54 million, $22 million and $38 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of “Selling, general and administrative” expenses in our Consolidated Statement of Operations. Our “Provision for income taxes” for the years ended December 31, 2013, 2012 and 2011 includes related deferred income tax benefits of $21 million, $9 million and $15 million, respectively. We have not capitalized any equity-based compensation costs during the years ended December 31, 2013, 2012 and 2011.

Compensation expense recognized in 2013 increased when compared to 2012, in part due to the payout of PSUs granted in 2010, which was approved in 2013. Expense associated with these awards had been reversed in 2012 when it no longer appeared probable that threshold performance would be achieved. As of December 31, 2013 we estimate that a total of approximately $46 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.4 years for unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plan

Our non-employee directors currently receive annual grants of shares of our common stock, generally payable in two equal installments, under the LTIP described above. Due to tax-planning considerations, the non-employee directors’ grants of common stock on account of 2013 board service were accelerated and paid out in December 2012.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Years Ended December 31,
	2013	2012	2011
Number of common shares outstanding at year-end	464.3	464.2	460.5
Effect of using weighted average common shares outstanding	3.4	(0.6)	9.2

Weighted average basic common shares outstanding	467.7	463.6	469.7
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.1	0.8	1.7

Weighted average diluted common shares outstanding	469.8	464.4	471.4

Potentially issuable shares	12.3	15.3	17.0
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.1	8.9	10.6

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

	Total	Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$99	$99	$—	$—
Fixed-income securities	36	—	36	—
Redeemable preferred stock	25	—	—	25
Foreign currency derivatives	2	—	2	—

Total assets	$162	$99	$38	$25

Liabilities:
Interest rate derivatives	$28	$—	$28	$—
Electricity commodity derivatives	3	—	3	—

Total liabilities	$31	$—	$31	$—

	Total	Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$127	$127	$—	$—
Fixed-income securities	37	—	37	—
Redeemable preferred stock	25	—	—	25
Electricity commodity derivatives	1	—	1	—

Total assets	$190	$127	$38	$25

Liabilities:
Interest rate derivatives	$42	$—	$42	$—
Foreign currency derivatives	11	—	11	—
Electricity commodity derivatives	5	—	5	—

Total liabilities	$58	$—	$58	$—

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

Redeemable Preferred Stock

In November 2011, we made a noncontrolling investment in redeemable preferred stock of an unconsolidated entity, which is included in “Investments in unconsolidated entities” in our Consolidated Balance Sheet. The fair value of this investment has been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value currently available. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public comparables. Based on our assessment of fair value at December 31, 2013, there has not been any significant change in the fair value of the redeemable preferred stock.

Interest Rate Derivatives

As of December 31, 2013, we are party to forward-starting interest rate swaps that are designated as cash flow hedges of anticipated interest payments for future fixed-rate debt issuances. Our forward-starting interest rate swaps are LIBOR-based instruments. Accordingly, these derivatives are valued using a third-party pricing model that incorporates information about LIBOR yield curves, which is considered observable market data, for each instrument’s respective term. The third-party pricing model used to value our interest rate derivatives also incorporates Company and counterparty credit valuation adjustments, as appropriate. Counterparties to our interest rate contracts are financial institutions who participate in our $2.25 billion revolving credit facility. Valuations of our interest rate derivatives may fluctuate significantly from period-to-period due to volatility in underlying interest rates, which are driven by market conditions and the scheduled maturities of the derivatives.

Foreign Currency Derivatives

Our foreign currency derivatives are valued using a third-party pricing model that incorporates information about forward Canadian dollar rates, or observable market data, as of the reporting date. The third-party pricing model used to value our foreign currency derivatives also incorporates Company and counterparty credit valuation adjustments, as appropriate. Counterparties to these contracts are financial institutions who participate in our $2.25 billion revolving credit facility. Valuations may fluctuate significantly from period-to-period due to volatility in the Canadian dollar to U.S. dollar exchange rate.

Electricity Commodity Derivatives

As of December 31, 2013, we are party to “receive fixed, pay variable” electricity commodity derivatives to hedge the variability in revenues and cash flows caused by fluctuations in the market prices for electricity. These derivative instruments are valued using third-party pricing models that incorporate observable market data, including forward power curves published by Platts and congestion rates where appropriate. The third-party pricing models also incorporate Company and counterparty credit valuation adjustments, as appropriate. Counterparties to our electricity commodity derivatives are either power marketing arms of investor-owned

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilities or power trading desks at various financial institutions. Valuations of the Company’s electricity commodity derivatives may fluctuate significantly from period-to-period due to volatility in the market price of electricity caused by factors such as demand and supply movements, changes in the price of natural gas, and weather related events, among others.

Refer to Notes 8 and 14 for additional information regarding our derivative instruments discussed above.

Fair Value of Debt

At December 31, 2013 the carrying value of our debt was approximately $10.2 billion compared with approximately $9.9 billion at December 31, 2012. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 8.

The estimated fair value of our debt was approximately $11.0 billion at December 31, 2013 and approximately $11.3 billion at December 31, 2012. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments. The decrease in the fair value of our debt when comparing December 31, 2013 with December 31, 2012 is primarily related to recent increases in long-term interest rates, which have caused a decline in market prices for fixed-rate corporate debt securities.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2013 and 2012. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

19.    Acquisitions and Divestitures

Current Year Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our Solid Waste business and enhance and expand our existing service offerings. During the year ended December 31, 2013, we acquired Greenstar, LLC and substantially all of the assets of RCI Environnement, Inc., which are discussed further below. Additionally, we acquired 14 other businesses related primarily to our collection and energy services operations. Total consideration, inclusive of $7 million for estimated working capital, for all acquisitions was $772 million, which included $714 million in cash paid in 2013, debt of $22 million and a liability for contingent consideration with a preliminary estimated fair value of $29 million. The contingent consideration is primarily based on changes in certain recycling commodity indexes and, to a lesser extent, contingent upon achievement by the acquired businesses of certain negotiated goals, which generally include targeted revenues. Our estimated maximum obligations for the contingent cash payments were $33 million at the dates of acquisition. As of December 31, 2013, we had paid $4 million of this contingent consideration. In 2013, we also paid $6 million of contingent consideration associated with acquisitions completed prior to 2013.

The allocation of purchase price for 2013 acquisitions was primarily to “Property and equipment,” which had an estimated fair value of $195 million; “Other intangible assets,” which had an estimated fair value of $232 million; and “Goodwill” of $327 million. Other intangible assets included $218 million of customer and supplier relationships, $5 million of covenants not-to-compete and $9 million of other intangible assets. Goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is generally tax deductible.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Greenstar, LLC

On January 31, 2013, we paid $170 million inclusive of certain adjustments, to acquire Greenstar, LLC (“Greenstar”). Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018, of which $20 million is guaranteed. The remaining $20 million of this consideration is contingent based on changes in certain recyclable commodity indexes and had a preliminary estimated fair value at closing of $16 million. Greenstar was an operator of recycling and resource recovery facilities. This acquisition provides the Company’s customers with greater access to recycling solutions, having supplemented our extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers. Since the acquisition date, the Greenstar business has recognized revenues of $139 million and net losses of $17 million, which are included in our Consolidated Statement of Operations.

Goodwill of $122 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned predominantly to our Areas and, to a lesser extent, our recycling brokerage services, as they are expected to benefit from the synergies of the combination. Goodwill related to this acquisition is deductible for income tax purposes. There have been no material adjustments to the purchase price allocation since the date of acquisition.

The following table presents the final allocation of the purchase price for the Greenstar acquisition (in millions):

December 31, 2013
Accounts and other receivables	$30
Parts and supplies	4
Other current assets	2
Property and equipment	58
Goodwill	122
Other intangible assets	32
Accounts payable	(17)
Accrued liabilities	(12)
Landfill and environmental remediation liabilities	(2)
Current portion of long-term debt	(4)
Long-term debt, less current portion	(2)
Other liabilities	(5)

Total purchase price	$206

The following table presents the final allocation of the purchase price to intangible assets (amounts in millions, except for amortization periods):

	Amount	Weighted Average Amortization Periods (in Years)
Supplier relationships	$31	10.0
Lease agreements	1	8.4

Total intangible assets subject to amortization	$32	10.0

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of RCI Environnement, Inc.

On July 5, 2013, we paid C$509 million, or $481 million, to acquire substantially all of the assets of RCI Environnement, Inc. (“RCI”), the largest waste management company in Quebec, and certain related entities. Total consideration, inclusive of amounts for estimated working capital, was C$515 million, or $487 million. RCI provides collection, transfer, recycling and disposal operations throughout the Greater Montreal area. The acquired RCI operations complement and expand the Company’s existing assets and operations in Quebec. Since the acquisition date, the RCI business has recognized revenues of $87 million and net income of $7 million, which are included in our Consolidated Statement of Operations.

Goodwill of $177 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned to our Eastern Canada Area as it is expected to benefit from the synergies of the combination. A portion of goodwill related to this acquisition is deductible for income tax purposes in accordance with Canadian tax law. There have been no material adjustments to the purchase price allocation since the date of acquisition.

The allocation of the purchase price for the RCI acquisition is preliminary and subject to change based on the finalization of our detailed valuation. The following table presents the preliminary allocation of the purchase price for the RCI acquisition (in millions):

December 31, 2013
Accounts and other receivables	$32
Property and equipment	117
Goodwill	177
Other intangible assets	169
Deferred revenues	(4)
Landfill and environmental remediation liabilities	(1)
Long-term debt, less current portion	(3)

Total purchase price	$487

The following table presents the preliminary allocation of the purchase price to intangible assets (amounts in millions, except for amortization periods):

	Amount	Weighted Average Amortization Periods (in Years)
Customer relationships	$162	15.0
Trade name	7	5.0

Total intangible assets subject to amortization	$169	14.6

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Consolidated Results of Operations

The following pro forma consolidated results of operations have been prepared as if the acquisitions of RCI and Greenstar occurred at January 1, 2012 (in millions, except per share amounts):

	Years Ended December 31,
	2013	2012
Operating revenues	$14,085	$14,009
Net income attributable to Waste Management, Inc.	112	803
Basic earnings per common share	0.24	1.73
Diluted earnings per common share	0.24	1.73

Prior Year Acquisitions

In 2012, we paid $94 million for interests in oil and gas producing properties through two transactions. The purchase price was allocated primarily to “Property and equipment.” Additionally, we acquired 32 other businesses related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $244 million, which included $207 million in cash paid in 2012, deposits paid during 2011 for acquisitions completed in 2012 of $7 million, a liability for additional cash payments with a preliminary estimated fair value of $22 million, and assumed liabilities of $8 million. The additional cash payments are contingent upon achievement by the acquired businesses of certain negotiated goals, which generally include targeted revenues. At the dates of acquisition, our estimated maximum obligations for the contingent cash payments were $57 million. As of December 31, 2012, we had paid $9 million of this contingent consideration. In 2012, we also paid $34 million of contingent consideration associated with acquisitions completed prior to 2012.

The allocation of purchase price for 2012 acquisitions was primarily to “Property and equipment,” which had an estimated fair value of $126 million; “Other intangible assets,” which had an estimated fair value of $43 million; and “Goodwill” of $69 million. Other intangible assets included $34 million of customer contracts and customer relationships and $9 million of covenants not-to-compete. Goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible.

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

The allocation of purchase price for 2011 acquisitions was primarily to “Property and equipment,” which had an estimated fair value of $225 million; “Other intangible assets,” which had an estimated fair value of $225 million; and “Goodwill” of $497 million. Other intangible assets included $166 million of customer contracts and customer relationships, $29 million of covenants not-to-compete and $30 million of licenses, permits and other. Goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible, except for the $327 million recognized from the Oakleaf acquisition, which is not deductible for income tax purposes.

Acquisition of Oakleaf Global Holdings

On July 28, 2011, we paid $432 million, net of cash received of $4 million and inclusive of certain adjustments, to acquire Oakleaf. Oakleaf provides outsourced waste and recycling services through a nationwide network of third-party haulers. We acquired Oakleaf to advance our growth and transformation strategies and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following pro forma consolidated results of operations have been prepared as if the acquisition of Oakleaf occurred at January 1, 2011 (in millions, except per share amounts):

Year Ended December 31, 2011
Operating revenues	$13,693
Net income attributable to Waste Management, Inc.	955
Basic earnings per common share	2.03
Diluted earnings per common share	2.03

Divestitures

The aggregate sales price for divestitures of operations was $70 million in 2013, $7 million in 2012 and $32 million in 2011. The proceeds from these sales for 2013 and 2012 were comprised substantially of cash. For 2011, the proceeds from these sales were comprised primarily of assets acquired in exchanges of assets. We recognized net gains on these divestitures of $8 million and less than $1 million in 2013 and 2012, respectively, and net losses on these divestitures of $1 million in 2011. These divestitures were made as part of our initiative to improve or divest certain underperforming and non-strategic operations. The remaining amounts reported in the Consolidated Statement of Cash Flows generally relate to the sale of fixed assets.

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

Income, losses and cash flows of the LLCs are allocated to the members based on their initial equity ownership percentages until Hancock and CIT achieve targeted returns on their initial capital investments in each respective LLC. All allocations made through December 31, 2013 have been based on initial equity ownership percentages as the target returns have not yet been achieved for either LLC. We currently expect Hancock and CIT to achieve their targeted return on LLC II in early 2015 and Hancock to achieve its targeted return on LLC I in mid-2015. After the investors have achieved their targeted returns, the LLC agreements provide that we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20%.

Our obligations associated with our interests in the LLCs are primarily related to the lease of the facilities. In addition to our minimum lease payment obligations, we are required to make cash payments to the LLCs for differences between fair market rents and our minimum lease payments. These payments are subject to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2013 and 2012, our Consolidated Balance Sheets included $284 million and $296 million, respectively, of net property and equipment associated with the LLCs’ waste-to-energy facilities and $239 million and $245 million, respectively, in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. During the years ended December 31, 2013, 2012 and 2011, we recognized reductions in earnings of $43 million, $45 million and $50 million, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings, which are included in our consolidated net income. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Investment in U.K. Waste-to-Energy and Recycling Entity — In the first quarter of 2012, we formed a U.K. joint venture (the “JV”), together with a commercial waste management company (“Partner”), to develop, construct, operate and maintain a waste-to-energy and recycling facility in England. We own a 50% interest in the JV. The total cost of constructing this facility is expected to be £200 million, or $331 million based on the exchange rate as of December 31, 2013. The JV will be funded primarily through loans from the joint venture partners and loans under the JV’s credit facility agreements with third-party financial institutions. The funds loaned under the credit facility agreements will be used for the development and construction of the facility. We are committed to provide funding of up to £57 million, or $94 million, based on the exchange rate as of December 31, 2013, of funding to the JV. Our actual commitment may be more or less depending on the actual cost of the facility. Through December 31, 2013, we had funded approximately £11 million, or $18 million, through loans and less than $1 million through equity contributions. These amounts are included in our Condensed Consolidated Balance Sheet as long-term “Other assets” and “Investments in unconsolidated entities,” respectively. In addition to the funding commitments described above, the JV has entered into certain foreign currency and interest rate derivatives at the direction of the governmental authority that awarded the project to the JV. The impacts of gains or losses incurred on these derivatives will ultimately be remitted to or recoverable from the governmental authority under the terms of the project, and accordingly, are not reflected in our “Equity in net losses of unconsolidated entities”. We also have guaranteed the performance of certain management services for the project for which our maximum exposure is not material.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. At December 31, 2013 and 2012, our investment balance was $27 million and $19 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Required capital contributions commenced in the first quarter of 2013 and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 9.

Investment in Low-Income Housing Properties — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At December 31, 2013 and 2012, our investment balance was $129 million and $153 million, respectively, and our debt balance was $128 million and $152 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 9.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Consolidated Balance Sheet. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.” These trusts had a fair value of $125 million at both December 31, 2013 and 2012. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,”

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Investments in unconsolidated entities” and long-term “Other assets” in our Consolidated Balance Sheet, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $110 million as of both December 31, 2013 and December 31, 2012.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the respective years ended December 31 is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues(c)	Net Operating Revenues	Income from Operations (d),(e)	Depreciation and Amortization	Capital Expenditures (f)	Total Assets (g),(h)
2013
Solid Waste:
Tier 1	$3,487	$(553)	$2,934	$852	$277	$217	$3,682
Tier 2	6,438	(1,202)	5,236	1,291	522	526	8,572
Tier 3	3,552	(569)	2,983	291	279	258	5,288
Wheelabrator	845	(112)	733	(517)	61	17	2,037
Other(a)	2,185	(88)	2,097	(171)	122	126	2,177

	16,507	(2,524)	13,983	1,746	1,261	1,144	21,756
Corporate and Other (b)	—	—	—	(667)	72	123	1,459

Total	$16,507	$(2,524)	$13,983	$1,079	$1,333	$1,267	$23,215

2012
Solid Waste:
Tier 1	$3,370	$(521)	$2,849	$851	$273	$242	$3,664
Tier 2	6,273	(1,096)	5,177	1,270	512	511	8,394
Tier 3	3,413	(523)	2,890	504	259	271	5,088
Wheelabrator	846	(123)	723	113	69	36	2,605
Other (a)	2,106	(96)	2,010	(242)	111	239	2,495

	16,008	(2,359)	13,649	2,496	1,224	1,299	22,246
Corporate and Other (b)	—	—	—	(645)	73	139	1,551

Total	$16,008	$(2,359)	$13,649	$1,851	$1,297	$1,438	$23,797

2011
Solid Waste:
Tier 1	$3,337	$(425)	$2,912	$859	$268	$215	$3,618
Tier 2	6,332	(980)	5,352	1,237	492	526	8,337
Tier 3	3,329	(444)	2,885	512	261	234	4,987
Wheelabrator	877	(121)	756	172	67	35	2,542
Other (a)	1,534	(61)	1,473	(164)	77	223	2,195

	15,409	(2,031)	13,378	2,616	1,165	1,233	21,679
Corporate and Other (b)	—	—	—	(588)	64	129	1,562

Total	$15,409	$(2,031)	$13,378	$2,028	$1,229	$1,362	$23,241

(a)

Our “Other” net operating revenues and “Other” income from operations include (i) the effects of those elements of our in-plant services, landfill gas-to-energy operations, and third-party subcontract and administration revenues managed by our Sustainability Services and Renewable Energy organizations, that are not included with the operations of our reportable segments; (ii) our recycling brokerage and electronic recycling services; and (iii) the impacts of investments that we are making in expanded service offerings,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such as portable self-storage, fluorescent lamp recycling and oil and gas producing properties. In addition, our “Other” income from operations reflects the impacts of non-operating entities that provide financial assurance and self-insurance support for the segments or financing for our Canadian operations.

(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.

(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

(d)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 3.

(e)	The income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling businesses. From time to time the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. In 2013, we recognized $981 million of impairment charges, the most significant of which impacted our Tier 3 and Wheelabrator segments by $253 million and $627 million, respectively. Refer to Note 12 and Note 13 for an explanation of certain other transactions and events affecting our operating results.

(f)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

(g)	The reconciliation of total assets reported above to “Total assets” in the Consolidated Balance Sheet is as follows (in millions):

	December 31,
	2013	2012	2011
Total assets, as reported above	$23,215	$23,797	$23,241
Elimination of intercompany investments and advances	(612)	(700)	(672)

Total assets, per Consolidated Balance Sheet	$22,603	$23,097	$22,569

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Goodwill is included within each segment’s total assets. For segment reporting purposes, our material recovery facilities and secondary processing facilities are included as a component of their respective Areas and our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. As discussed in Note 19, the goodwill associated with our acquisition of Oakleaf and Greenstar, has been assigned to our Areas and to a lesser extent “Other”. Our acquisition of RCI has been assigned to our Eastern Canada Area, which is included in Tier 3. The following table presents changes in goodwill during 2012 and 2013 by reportable segment (in millions):

	Solid Waste
	Tier 1	Tier 2	Tier 3	Wheelabrator	Other	Total
Balance, December 31, 2011	$1,166	$2,806	$1,359	$788	$96	$6,215
Acquired goodwill	18	22	9	—	20	69
Divested goodwill, net of assets held-for-sale	—	—	(3)	—	—	(3)
Impairments	—	—	—	—	(4)	(4)
Translation and other adjustments	2	—	9	—	3	14

Balance, December 31, 2012	$1,186	$2,828	$1,374	$788	$115	$6,291
Acquired goodwill	41	56	210	—	20	327
Divested goodwill, net of assets held-for-sale	(1)	(2)	(9)	—	—	(12)
Impairments	—	—	(10)	(483)	(16)	(509)
Translation and other adjustments	(5)	—	(18)	—	(4)	(27)

Balance, December 31, 2013	$1,221	$2,882	$1,547	$305	$115	$6,070

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Years Ended December 31,
	2013	2012	2011
Commercial	$3,423	$3,417	$3,499
Residential	2,608	2,584	2,609
Industrial	2,209	2,129	2,052
Other	273	275	246

Total collection	8,513	8,405	8,406
Landfill	2,790	2,685	2,611
Transfer	1,329	1,296	1,280
Wheelabrator	845	846	877
Recycling	1,447	1,360	1,580
Other(a)	1,583	1,416	655
Intercompany(b)	(2,524)	(2,359)	(2,031)

Operating revenues	$13,983	$13,649	$13,378

(a)	The “Other” line of business includes Oakleaf, landfill gas-to-energy operations, Port-O-Let® services, portable self-storage, fluorescent lamp recycling, and oil and gas producing properties.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Intercompany revenues between lines of business are eliminated within the Consolidated Financial Statements included herein.

Net operating revenues relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
United States and Puerto Rico	$13,054	$12,812	$12,578
Canada	929	837	800

Total	$13,983	$13,649	$13,378

Property and equipment (net) relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	December 31,
	2013	2012	2011
United States and Puerto Rico	$11,198	$11,293	$10,948
Canada	1,146	1,358	1,294

Total	$12,344	$12,651	$12,242

22.    Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2013 and 2012 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Operating revenues	$3,336	$3,526	$3,621	$3,500
Income (loss) from operations	402	510	577	(410)
Consolidated net income (loss)	176	256	297	(599)
Net income (loss) attributable to Waste Management, Inc.	168	244	291	(605)
Basic earnings (loss) common share	0.36	0.52	0.62	(1.29)
Diluted earnings (loss) common share	0.36	0.52	0.62	(1.29)
2012
Operating revenues	$3,295	$3,459	$3,461	$3,434
Income from operations	401	466	500	484
Consolidated net income	183	219	223	235
Net income attributable to Waste Management, Inc.	171	208	214	224
Basic earnings per common share	0.37	0.45	0.46	0.48
Diluted earnings per common share	0.37	0.45	0.46	0.48

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

First Quarter 2013

•

Net income was negatively impacted by pre-tax impairment charges aggregating $15 million attributable to investments in waste diversion technology companies and goodwill related to certain of our operations. These items had a negative impact of $0.03 on our diluted earnings per share.

•

Income from operations was negatively impacted by $8 million of pre-tax restructuring charges related to our acquisition of Greenstar and our July 2012 restructuring. These items had a negative impact of $0.01 on our diluted earnings per share.

•	Income from operations was negatively impacted by bad debt expense associated with collection issues in our Puerto Rico operations, which negatively affected our diluted earnings per share by $0.01.

Second Quarter 2013

•

Income from operations was negatively impacted by the recognition of pre-tax impairment and restructuring charges primarily related to an impairment of a waste-to-energy facility as result of projected operating losses partially offset by gains on divestitures. These items had a negative impact of $0.02 on our diluted earnings per share.

•

Income from operations was impacted by a favorable adjustment to “Operating” expenses due to an increase in the risk-free discount rate used to measure our environmental remediation liabilities and recovery assets, which positively affected our diluted earnings per share by $0.01.

Third Quarter 2013

•

Net income was negatively impacted by the recognition of pre-tax charges aggregating $23 million comprised of (i) $18 million related to impairments, primarily attributable to an investment in a majority-owned waste diversion technology company and (ii) $5 million of losses on divestitures, primarily related to oil and gas producing properties. These items had a negative impact of $0.02 on our diluted earnings per share.

•

Income from operations was negatively impacted by the recognition of pre-tax charges aggregating $8 million primarily associated with the partial withdrawal from an underfunded multiemployer pension plan and, to a lesser extent, other restructuring charges. These items had a negative impact of $0.01 on our diluted earnings per share.

•

Income from operations was positively impacted as a result of the collection of certain fully reserved receivables related to our Puerto Rico operations, which positively affected our diluted earnings per share by $0.01.

Fourth Quarter 2013

•

Net income was negatively impacted by the recognition of net pre-tax charges aggregating $1 billion comprised of (i) a $483 million charge to impair goodwill associated with our Wheelabrator business; (ii) $262 million of charges to impair certain landfills, primarily in our Eastern Canada Area; (iii) $130

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million of charges to write down the carrying value of three waste-to-energy facilities; (iv) $61 million of charges attributable to investments in waste diversion technology companies; (v) $31 million of charges to impair various recycling assets; (vi) a $15 million charge to write down the carrying value of an oil and gas property to its estimated fair value and (vii) other charges to impair goodwill and write down the carrying value of assets to their estimated fair values related to certain of our operations, partially offset by gains on divestitures. See Notes 6 and 13 for additional information. These items had a negative impact of $1.84 on our diluted earnings per share.

•	Income from operations was negatively impacted by pre-tax restructuring charges of $5 million which negatively affected our diluted earnings per share by $0.01.

•

Income from operations was positively impacted by net adjustments associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace, and by an increase in the risk-free discount rate used to measure environmental remediation liabilities and recovery assets. These items positively affected our diluted earnings per share by $0.02.

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

•

Net income was negatively impacted by the recognition of pre-tax impairment charges of $45 million, primarily associated with certain of our investments in unconsolidated entities and related assets. These impairment charges had an unfavorable impact of $0.08 on our diluted earnings per share.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Income from operations was negatively impacted by the recognition of pre-tax impairment charges of $30 million, primarily attributable to (i) $13 million of charges related to two facilities in our medical waste services business as a result of projected operating losses at each of these facilities; (ii) $6 million of charges related to investments in waste diversion technology companies; (iii) $5 million for the impairment of a facility not currently used in our operations and (iv) $4 million of charges to impair goodwill related to certain of our operations. These impairment charges had an unfavorable impact of $0.05 on our diluted earnings per share.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2013

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$58	$—	$58
Other current assets	—	6	2,435	—	2,441

	—	6	2,493	—	2,499
Property and equipment, net	—	—	12,344	—	12,344
Investments in and advances to affiliates	12,133	16,246	4,268	(32,647)	—
Other assets	42	12	7,706	—	7,760

Total assets	$12,175	$16,264	$26,811	$(32,647)	$22,603

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$587	$—	$139	$—	$726
Accounts payable and other current liabilities	109	13	2,166	—	2,288

	696	13	2,305	—	3,014
Long-term debt, less current portion	5,772	449	3,279	—	9,500
Other liabilities	—	—	4,087	—	4,087

Total liabilities	6,468	462	9,671	—	16,601
Equity:
Stockholders’ equity	5,707	15,802	16,845	(32,647)	5,707
Noncontrolling interests	—	—	295	—	295

	5,707	15,802	17,140	(32,647)	6,002

Total liabilities and equity	$12,175	$16,264	$26,811	$(32,647)	$22,603

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2012

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$60	$—	$134	$—	$194
Other current assets	—	7	2,222	—	2,229

	60	7	2,356	—	2,423
Property and equipment, net	—	—	12,651	—	12,651
Investments in and advances to affiliates (a)	12,725	15,932	3,398	(32,055)	—
Other assets	45	12	7,966	—	8,023

Total assets	$12,830	$15,951	$26,371	$(32,055)	$23,097

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$400	$—	$343	$—	$743
Accounts payable and other current liabilities	77	13	2,203	—	2,293

	477	13	2,546	—	3,036
Long-term debt, less current portion	5,957	449	2,767	—	9,173
Other liabilities	42	—	4,171	—	4,213

Total liabilities	6,476	462	9,484	—	16,422
Equity:
Stockholders’ equity (a)	6,354	15,489	16,566	(32,055)	6,354
Noncontrolling interests	—	—	321	—	321

	6,354	15,489	16,887	(32,055)	6,675

Total liabilities and equity	$12,830	$15,951	$26,371	$(32,055)	$23,097

(a)	In conjunction with the preparation of our 2013 Condensed Consolidating Financial Statements, we identified corrections associated with the computation of the amounts reported as WM Holdings’ “Investments in and advances to affiliates” and “Stockholders’ equity” previously reported in the 2012 Condensed Consolidating Balance Sheet. Accordingly, the 2012 Condensed Consolidating Balance Sheet included herein has been restated.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2013
Operating revenues	$—	$—	$13,983	$—	$13,983
Costs and expenses (b)	—	—	12,904	—	12,904

Income from operations	—	—	1,079	—	1,079

Other income (expense):
Interest income (expense)	(355)	(32)	(90)	—	(477)
Equity in earnings of subsidiaries, net of taxes	313	332	—	(645)	—
Other, net	—	—	(108)	—	(108)

	(42)	300	(198)	(645)	(585)

Income before income taxes	(42)	300	881	(645)	494
Provision for (benefit from) income taxes	(140)	(13)	517	—	364

Consolidated net income	98	313	364	(645)	130
Less: Net income attributable to noncontrolling interests	—	—	32	—	32

Net income attributable to Waste Management, Inc.	$98	$313	$332	$(645)	$98

Year Ended December 31, 2012
Operating revenues	$—	$—	$13,649	$—	$13,649
Costs and expenses (b)	—	(7)	11,805	—	11,798

Income from operations	—	7	1,844	—	1,851

Other income (expense):
Interest income (expense)	(358)	(32)	(94)	—	(484)
Equity in earnings of subsidiaries, net of taxes	1,034	1,046	—	(2,080)	—
Other, net	—	—	(64)	—	(64)

	676	1,014	(158)	(2,080)	(548)

Income before income taxes	676	1,021	1,686	(2,080)	1,303
Provision for (benefit from) income taxes	(141)	(13)	597	—	443

Consolidated net income	817	1,034	1,089	(2,080)	860
Less: Net income attributable to noncontrolling interests	—	—	43	—	43

Net income attributable to Waste Management, Inc.	$817	$1,034	$1,046	$(2,080)	$817

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2011
Operating revenues	$—	$—	$13,378	$—	$13,378
Costs and expenses (b)	—	—	11,350	—	11,350

Income from operations	—	—	2,028	—	2,028

Other income (expense):
Interest income (expense)	(342)	(33)	(98)	—	(473)
Equity in earnings of subsidiaries, net of taxes	1,168	1,188	—	(2,356)	—
Other, net	—	—	(35)	—	(35)

	826	1,155	(133)	(2,356)	(508)

Income before income taxes	826	1,155	1,895	(2,356)	1,520
Provision for (benefit from) income taxes	(135)	(13)	659	—	511

Consolidated net income	961	1,168	1,236	(2,356)	1,009
Less: Net income attributable to noncontrolling interests	—	—	48	—	48

Net income attributable to Waste Management, Inc.	$961	$1,168	$1,188	$(2,356)	$961

(b)	Includes “Goodwill impairments” and “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” as reported in our Consolidated Statement of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2013
Comprehensive income	$112	$313	$311	$(645)	$91
Less: Comprehensive income attributable to noncontrolling interests	—	—	32	—	32

Comprehensive income attributable to Waste Management, Inc.	$112	$313	$279	$(645)	$59

Year Ended December 31, 2012
Comprehensive income	$807	$1,034	$1,120	$(2,080)	$881
Less: Comprehensive income attributable to noncontrolling interests	—	—	43	—	43

Comprehensive income attributable to Waste Management, Inc.	$807	$1,034	$1,077	$(2,080)	$838

Year Ended December 31, 2011
Comprehensive income	$929	$1,168	$1,210	$(2,356)	$951
Less: Comprehensive income attributable to noncontrolling interests	—	—	48	—	48

Comprehensive income attributable to Waste Management, Inc.	$929	$1,168	$1,162	$(2,356)	$903

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2013
Cash flows from operating activities:
Consolidated net income	$98	$313	$364	$(645)	$130
Equity in earnings of subsidiaries, net of taxes	(313)	(332)	—	645	—
Other adjustments	(2)	—	2,327	—	2,325

Net cash provided by (used in) operating activities	(217)	(19)	2,691	—	2,455

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(724)	—	(724)
Capital expenditures	—	—	(1,271)	—	(1,271)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	138	—	138
Net receipts from restricted trust and escrow accounts and other, net	—	—	(43)	—	(43)

Net cash provided by (used in) investing activities	—	—	(1,900)	—	(1,900)

Cash flows from financing activities:
New borrowings	325	—	982	—	1,307
Debt repayments	(305)	—	(847)	—	(1,152)
Common stock repurchases	(239)	—	—	—	(239)
Cash dividends	(683)	—	—	—	(683)
Exercise of common stock options	132	—	—	—	132
Distributions paid to noncontrolling interests and other	14	—	(66)	—	(52)
(Increase) decrease in intercompany and investments, net	913	19	(932)	—	—

Net cash provided by (used in) financing activities	157	19	(863)	—	(687)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)

Increase (decrease) in cash and cash equivalents	(60)	—	(76)	—	(136)
Cash and cash equivalents at beginning of year	60	—	134	—	194

Cash and cash equivalents at end of year	$—	$—	$58	$—	$58

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2012
Cash flows from operating activities:
Consolidated net income	$817	$1,034	$1,089	$(2,080)	$860
Equity in earnings of subsidiaries, net of taxes	(1,034)	(1,046)	—	2,080	—
Other adjustments	81	—	1,354	—	1,435

Net cash provided by (used in) operating activities	(136)	(12)	2,443	—	2,295

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(250)	—	(250)
Capital expenditures	—	—	(1,510)	—	(1,510)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	44	—	44
Net receipts from restricted trust and escrow accounts and other, net	—	—	(114)	—	(114)

Net cash provided by (used in) investing activities	—	—	(1,830)	—	(1,830)

Cash flows from financing activities:
New borrowings	895	—	285	—	1,180
Debt repayments	(585)	—	(473)	—	(1,058)
Common stock repurchases	—	—	—	—	—
Cash dividends	(658)	—	—	—	(658)
Exercise of common stock options	43	—	—	—	43
Distributions paid to noncontrolling interests and other	15	—	(52)	—	(37)
(Increase) decrease in intercompany and investments, net	367	12	(379)	—	—

Net cash provided by (used in) financing activities	77	12	(619)	—	(530)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(59)	—	(5)	—	(64)
Cash and cash equivalents at beginning of year	119	—	139	—	258

Cash and cash equivalents at end of year	$60	$—	$134	$—	$194

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2011
Cash flows from operating activities:
Consolidated net income	$961	$1,168	$1,236	$(2,356)	$1,009
Equity in earnings of subsidiaries, net of taxes	(1,168)	(1,188)	—	2,356	—
Other adjustments	12	(3)	1,451	—	1,460

Net cash provided by (used in) operating activities	(195)	(23)	2,687	—	2,469

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(867)	—	(867)
Capital expenditures	—	—	(1,324)	—	(1,324)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	36	—	36
Net receipts from restricted trust and escrow accounts and other, net	(5)	—	(25)	—	(30)

Net cash provided by (used in) investing activities	(5)	—	(2,180)	—	(2,185)

Cash flows from financing activities:
New borrowings	1,043	—	158	—	1,201
Debt repayments	—	(147)	(356)	—	(503)
Common stock repurchases	(575)	—	—	—	(575)
Cash dividends	(637)	—	—	—	(637)
Exercise of common stock options	45	—	—	—	45
Distributions paid to noncontrolling interests and other	(10)	—	(87)	—	(97)
(Increase) decrease in intercompany and investments, net	(12)	170	(158)	—	—

Net cash provided by (used in) financing activities	(146)	23	(443)	—	(566)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(346)	—	65	—	(281)
Cash and cash equivalents at beginning of year	465	—	74	—	539

Cash and cash equivalents at end of year	$119	$—	$139	$—	$258

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2013 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013 as stated in their report, which appears in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers,” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 13, 2014. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

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

(a) (1)  Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

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

Date: February 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID P. STEINER David P. Steiner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2014

/s/ JAMES C. FISH, JR. James C. Fish, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2014

/s/ DON P. CARPENTER Don P. Carpenter	Vice President and Chief Accounting Officer	February 18, 2014
(Principal Accounting Officer)

/s/ BRADBURY H. ANDERSON Bradbury H. Anderson	Director	February 18, 2014

/s/ FRANK M. CLARK Frank M. Clark	Director	February 18, 2014

/s/ PARTICK W. GROSS Patrick W. Gross	Director	February 18, 2014

/s/ VICTORIA M. HOLT Victoria M. Holt	Director	February 18, 2014

/s/ JOHN C. POPE John C. Pope	Director	February 18, 2014

/s/ W. ROBERT REUM W. Robert Reum	Chairman of the Board and Director	February 18, 2014

/s/ THOMAS H. WEIDEMEYER Thomas H. Weidemeyer	Director	February 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the consolidated financial statements of Waste Management, Inc. as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and have issued our report thereon dated February 18, 2014 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 18, 2014

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

	Balance Beginning of Year	Charged (Credited) to Income	Accounts Written Off/Use of Reserve	Balance End of Year
2011 — Reserves for doubtful accounts(a)	$27	$44	$(42)	$29
2012 — Reserves for doubtful accounts(a)	$29	$57	$(41)	$45
2013 — Reserves for doubtful accounts(a)	$45	$39	$(50)	$34
2011 — Merger and restructuring accruals(b)	$3	$19	$(13)	$9
2012 — Merger and restructuring accruals(b)	$9	$67	$(44)	$32
2013 — Merger and restructuring accruals(b)	$32	$18	$(36)	$14

(a)	Includes reserves for doubtful accounts receivable and notes receivable.

(b)	Included in accrued liabilities in our Consolidated Balance Sheets. These accruals represent employee severance and benefit costs and transitional costs.

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	—	Third Restated Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010].
3.2	—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Form 8-K dated December 6, 2012].
4.1	—	Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Indenture for Subordinated Debt Securities dated February 3, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].
4.3	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].
4.4	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of Waste Management, Inc.’s 2.60% Senior Notes due 2016 [incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2012].
4.5	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of Waste Management, Inc.’s 2.60% Senior Notes due 2016 [incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2012].
4.6*	—	Schedule of Officers’ Certificates delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of Waste Management, Inc.’s Senior Notes. Waste Management and its subsidiaries are parties to debt instruments that have not been filed with the SEC under which the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of Waste Management and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Waste Management agrees to furnish a copy of such instruments to the SEC upon request.
10.1†	—	2009 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].
10.2†	—	2005 Annual Incentive Plan [incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].
10.3†	—	Employee Stock Purchase Plan [incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed March 28, 2012].
10.4†	—	Waste Management, Inc. 409A Deferral Savings Plan. [incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2006].
10.5†	—	1993 Stock Incentive Plan [incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1998].
10.6†	—	2000 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed April 6, 2000].
10.7†	—	2004 Stock Incentive Plan [incorporated by reference to Appendix C to Proxy Statement on Schedule 14A filed April 8, 2004].

10.8	—	$2.25 Billion Second Amended and Restated Revolving Credit Agreement by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as syndication agents, BNP Paribas, Citibank, N.A., Deutsche Bank AG New York Branch, The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Royal Bank of Scotland plc, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as lead arrangers and joint bookrunners. [incorporated by reference to Exhibit 10.1 to Form 8-K filed July 30, 2013].
10.9	—	CDN$650 Million Credit Facilities Credit Agreement by and among Waste Management of Canada Corporation and WM Quebec Inc., as borrowers, Waste Management, Inc. and Waste Management Holdings, Inc., as guarantors, The Bank of Nova Scotia, as administrative agent, JP Morgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, National Association, as co-syndication agents, the Bank of Nova Scotia, J.P. Morgan Securities LLC, Merrill, Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners and the Lenders from time to time party thereto [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2013]
10.10	—	First Amendment Agreement to CDN$650 Credit Facilities Credit Agreement by and among Waste Management of Canada Corporation and WM Quebec Inc., as borrowers, Waste Management, Inc. and Waste Management Holdings, Inc., as guarantors, the Lenders from time to time party thereto, and The Bank of Nova Scotia, as administrative agent [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2013].
10.11†	—	Employment Agreement between the Company and David Steiner dated May 6, 2002 [incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002].
10.12†	—	Employment Agreement between the Company and James E. Trevathan dated June 1, 2000 [incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].
10.13†	—	Amendment to Employment Agreement between the Company and James E. Trevathan [incorporated by reference to Exhibit 10.3 to Form 8-K dated March 9, 2011].
10.14†	—	Employment Agreement between the Company and James C. Fish, Jr. dated August 15, 2011 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011].
10.15†	—	First Amendment to Employment Agreement between the Company and James C. Fish, Jr. dated July 20, 2012 [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2012].
10.16†	—	Employment Agreement between the Company and Jeff Harris dated December 1, 2006 [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2006].
10.17†	—	Amendment to Employment Agreement by and between the Company and Jeff Harris [incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 30, 2011].
10.18†	—	Employment Agreement between the Company and John Morris dated June 18, 2012 [incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2012].
10.19†	—	Employment Agreement between the Company and Barry H. Caldwell dated September 23, 2002 [incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].
10.20†	—	Employment Agreement between the Company and David Aardsma dated June 16, 2005 [incorporated by reference to Exhibit 10.1 to Form 8-K dated June 16, 2005].
10.21†	—	Employment Agreement between the Company and Rick L Wittenbraker dated November 10, 2003 [incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].
10.22†	—	Employment Agreement between the Company and William K. Caesar dated August 23, 2011 [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2011].
10.23†	—	Employment Agreement between the Company and Puneet Bhasin dated December 7, 2009 [incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2009].

10.24†	—	Employment Agreement between the Company and Mark Schwartz dated July 5, 2012 [incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2012].
10.25†	—	Employment Agreement between the Company and Don P. Carpenter dated July 31, 2000, as amended by First Amendment to Employment Agreement between USA Waste-Management Resources, LLC and Don P. Carpenter effective as of August 24, 2012 [incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2012].
10.26†	—	Employment Agreement between Wheelabrator Technologies Inc. and Mark A. Weidman dated May 11, 2006 [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 11, 2006].
10.27†	—	Form of Director and Executive Officer Indemnity Agreement [incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2012].
10.28†	—	Form of 2013 PSU Award Agreement with ROIC Performance Measure [incorporated by reference to Exhibit 10.1 to Form 8-K filed March 13, 2013].
10.29†	—	Form of 2013 PSU Award Agreement with TSR Performance Measure [incorporated by reference to Exhibit 10.2 to Form 8-K filed March 13, 2013].
10.30†	—	Form of 2013 Stock Option Award Agreement [incorporated by reference to Exhibit 10.3 to Form 8-K filed March 13, 2013].
10.31†	—	Form of 2012 Restricted Stock Unit Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated July 3, 2012].
10.32†	—	Form of 2012 Performance Share Unit Award Agreement with ROIC Performance Measure [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 9, 2012].
10.33†	—	Form of 2012 Performance Share Unit Award Agreement with TSR Performance Measure [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 9, 2012].
10.34†	—	Form of 2012 Stock Option Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 9, 2012].
10.35†	—	Form of 2011 Performance Share Unit Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 9, 2011].
10.36†	—	Form of 2011 Stock Option Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 9, 2011].
12.1*	—	Computation of Ratio of Earnings to Fixed Charges.
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.
31.2*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.
32.1*	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.
32.2*	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.
95*	—	Mine Safety Disclosures.
101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

†	Denotes management contract or compensatory plan or arrangement.