Form 10-Q
period 2014-03-31
WASTE MANAGEMENT INC
filed 2014-04-24
CIK 823768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 17, 2014 was 465,362,211 (excluding treasury shares of 164,920,250).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$339	$58
Accounts receivable, net of allowance for doubtful accounts of $36 and $33, respectively	1,661	1,699
Other receivables	90	111
Investment in unconsolidated entity	—	177
Parts and supplies	174	178
Deferred income taxes	96	113
Other assets	175	163

Total current assets	2,535	2,499
Property and equipment, net of accumulated depreciation and amortization of $16,874 and $16,723, respectively	12,170	12,344
Goodwill	6,068	6,070
Other intangible assets, net	503	529
Investments in unconsolidated entities	402	414
Other assets	764	747

Total assets	$22,442	$22,603

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$663	$744
Accrued liabilities	1,016	1,069
Deferred revenues	462	475
Current portion of long-term debt	1,216	726

Total current liabilities	3,357	3,014
Long-term debt, less current portion	8,978	9,500
Deferred income taxes	1,815	1,842
Landfill and environmental remediation liabilities	1,532	1,518
Other liabilities	721	727

Total liabilities	16,403	16,601

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,607	4,596
Retained earnings	6,342	6,289
Accumulated other comprehensive income	89	154
Treasury stock at cost, 164,985,633 and 165,961,646 shares, respectively	(5,307)	(5,338)

Total Waste Management, Inc. stockholders’ equity	5,737	5,707
Noncontrolling interests	302	295

Total equity	6,039	6,002

Total liabilities and equity	$22,442	$22,603

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenues	$3,396	$3,336

Costs and expenses:
Operating	2,232	2,209
Selling, general and administrative	375	390
Depreciation and amortization	317	323
Restructuring	1	8
(Income) expense from divestitures, asset impairments and unusual items	2	4

	2,927	2,934

Income from operations	469	402

Other income (expense):
Interest expense, net	(121)	(121)
Equity in net losses of unconsolidated entities	(9)	(8)
Other, net	(3)	(11)

	(133)	(140)

Income before income taxes	336	262
Provision for income taxes	99	86

Consolidated net income	237	176
Less: Net income attributable to noncontrolling interests	9	8

Net income attributable to Waste Management, Inc.	$228	$168

Basic earnings per common share	$0.49	$0.36

Diluted earnings per common share	$0.49	$0.36

Cash dividends declared per common share	$0.375	$0.365

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Consolidated net income	$237	$176

Other comprehensive income (loss), net of taxes:
Derivative instruments, net	(6)	(2)
Available-for-sale securities, net	—	1
Foreign currency translation adjustments	(59)	(32)
Post-retirement benefit obligation, net	—	—

Other comprehensive income (loss), net of taxes	(65)	(33)

Comprehensive income	172	143
Less: Comprehensive income attributable to noncontrolling interests	9	8

Comprehensive income attributable to Waste Management, Inc.	$163	$135

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$237	$176
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	317	323
Deferred income tax benefit	(15)	(25)
Interest accretion on landfill liabilities	21	23
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	1	1
Provision for bad debts	13	19
Equity-based compensation expense	15	21
Excess tax benefits associated with equity-based transactions	(1)	(6)
Net gain from disposal of assets	(4)	(3)
Effect of (income) expense from divestitures, asset impairments and unusual items and other	2	15
Equity in net losses of unconsolidated entities, net of dividends	9	8
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	41	88
Other current assets	(10)	(18)
Other assets	2	(3)
Accounts payable and accrued liabilities	(19)	(24)
Deferred revenues and other liabilities	(25)	(18)

Net cash provided by operating activities	584	577

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(11)	(180)
Capital expenditures	(266)	(266)
Proceeds from divestitures of businesses and other assets (net of cash divested)	166	37
Net receipts from restricted trust and escrow accounts	11	—
Investments in unconsolidated entities	(4)	(12)
Other	(18)	—

Net cash used in investing activities	(122)	(421)

Cash flows from financing activities:
New borrowings	913	244
Debt repayments	(928)	(151)
Cash dividends	(174)	(170)
Exercise of common stock options	14	38
Excess tax benefits associated with equity-based transactions	1	6
Distributions paid to noncontrolling interests	(2)	(8)
Other	(3)	—

Net cash used in financing activities	(179)	(41)

Effect of exchange rate changes on cash and cash equivalents	(2)	(2)

Increase in cash and cash equivalents	281	113
Cash and cash equivalents at beginning of period	58	194

Cash and cash equivalents at end of period	$339	$307

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Balance, December 31, 2013	$6,002	630,282	$6	$4,596	$6,289	$154	(165,962)	$(5,338)	$295
Consolidated net income	237	—	—	—	228	—	—	—	9
Other comprehensive income (loss), net of taxes	(65)	—	—	—	—	(65)	—	—	—
Cash dividends	(174)	—	—	—	(174)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	41	—	—	11	(1)	—	974	31	—
Distributions paid to noncontrolling interests	(2)	—	—	—	—	—	—	—	(2)
Other	—	—	—	—	—	—	2	—	—

Balance, March 31, 2014	$6,039	630,282	$6	$4,607	$6,342	$89	(164,986)	$(5,307)	$302

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; Waste Management’s wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management or its subsidiaries are the primary beneficiaries as described in Note 13. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

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

The Condensed Consolidated Financial Statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2014			December 31, 2013
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$94	$35	$129	$95	$35	$130
Long-term	1,343	189	1,532	1,326	192	1,518

	$1,437	$224	$1,661	$1,421	$227	$1,648

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2013 and the three months ended March 31, 2014 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2012	$1,338	$253
Obligations incurred and capitalized	59	—
Obligations settled	(71)	(20)
Interest accretion	87	4
Revisions in estimates and interest rate assumptions	6	(6)
Acquisitions, divestitures and other adjustments	2	(4)

December 31, 2013	1,421	227
Obligations incurred and capitalized	12	—
Obligations settled	(8)	(5)
Interest accretion	21	1
Revisions in estimates and interest rate assumptions	(7)	1
Acquisitions, divestitures and other adjustments	(2)	—

March 31, 2014	$1,437	$224

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

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2014:

	March 31, 2014	December 31, 2013
U.S. revolving credit facility, maturing July 2018 (weighted average interest rate of 1.2% at March 31, 2014 and December 31, 2013)	$790	$420
Letter of credit facilities, maturing through December 2016	—	—
Canadian credit facility and term loan, maturing November 2017 (weighted average effective interest rate of 2.5% at March 31, 2014 and 2.7% at December 31, 2013)	375	414
Senior notes maturing through 2039, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 5.8% at March 31, 2014 and 5.7% at December 31, 2013)	5,933	6,287
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 0.06% to 5.7% (weighted average interest rate of 2.3% at March 31, 2014 and December 31, 2013)	2,664	2,664
Capital leases and other, maturing through 2055, interest rates up to 12%	432	441

	10,194	10,226
Current portion of long-term debt	1,216	726

	$8,978	$9,500

Debt Classification

As of March 31, 2014, we had (i) $498 million of debt maturing within the next 12 months, including $350 million of 6.375% senior notes that mature in March 2015 and $82 million of tax-exempt bonds; (ii) $790 million of borrowings and advances outstanding under the U.S. revolving credit facility (“$2.25 billion revolving credit facility”) and (iii) $874 million of tax-exempt borrowings subject to repricing within the next 12 months. Of the $790 million of borrowings outstanding under our $2.25 billion revolving credit facility, we have classified $370 million of these borrowings as long-term because we intend and have the ability to refinance or maintain these borrowings on a long-term basis. Based on our intent and ability to refinance other portions of our current obligations on a long-term basis as of March 31, 2014, including through use of forecasted available capacity under our $2.25 billion revolving credit facility, we have classified an additional $576 million of debt as long-term. The remaining $1.2 billion, including $420 million of outstanding borrowings under our $2.25 billion revolving credit facility, is classified as current obligations.

Revolving Credit and Letter of Credit Facilities

As of March 31, 2014, we had an aggregate committed capacity of $2.65 billion for letters of credit under various U.S. credit facilities. Our $2.25 billion revolving credit facility expires in July 2018 and is our primary source of letter of credit capacity. Our remaining committed letter of credit capacity is provided under facilities with terms ending through December 2016. As of March 31, 2014, we had an aggregate of $1.3 billion of letters of credit outstanding under various credit facilities. Approximately $884 million of these letters of credit have been issued under our $2.25 billion revolving credit facility. As of March 31, 2014, we had outstanding borrowings under our $2.25 billion revolving credit facility of $790 million, leaving $576 million of unused and available capacity.

We also have a Canadian credit agreement that matures in November 2017 and provides for C$500 million of term credit and C$150 million of revolving credit capacity. We have the ability to issue up to C$50 million of letters of credit under the Canadian revolving credit facility, which if utilized, reduces the amount of credit capacity available for borrowings. The C$500 million of term credit was established specifically to fund the acquisition of the assets of RCI Environnement, Inc. and was fully drawn in July 2013. The term credit is non-revolving credit and principal amounts repaid may not be re-borrowed. As of March 31, 2014 and December 31, 2013, we had no letters of credit outstanding under the credit facility. We had outstanding borrowings of C$10 million at December 31, 2013 that were repaid with available cash during the first quarter of 2014.

Debt Borrowings and Repayments

$2.25 Billion Revolving Credit Facility — During the first quarter of 2014, we incurred $370 million of net borrowings under our $2.25 billion revolving credit facility principally to repay the $350 million of 5.0% senior notes that matured in March 2014.

Canadian Credit Facility and Term Loan — We repaid C$25 million, or $23 million, of net advances under our Canadian credit facility and term loan during the three months ended March 31, 2014 with available cash.

Senior Notes — We repaid $350 million of 5.0% senior notes that matured in March 2014 with proceeds from borrowings under our $2.25 billion revolving credit facility.

4.	Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
Foreign currency derivatives	Long-term other assets	$12	$2

Total derivative assets		$12	$2

Electricity commodity derivatives	Current accrued liabilities	$4	$3
Foreign currency derivatives	Current accrued liabilities	1	—
Interest rate derivatives	Current accrued liabilities	—	28

Total derivative liabilities		$5	$31

We have not offset fair value amounts recognized for our derivative instruments. For information related to the inputs used to measure our derivative assets and liabilities at fair value, refer to Note 12.

Fair Value Hedges

Interest Rate Swaps

In prior years, we entered into interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. We designated these interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $54 million as of March 31, 2014 and $59 million as of December 31, 2013. These fair value adjustments to long-term debt are being amortized as a reduction to interest expense using the effective interest method over the remaining life of the related senior notes issuances, which extend through 2028. We recognized benefits to interest expense associated with the amortization of our terminated interest rate swaps of $5 million for each of the three-month periods ended March 31, 2014 and 2013.

Cash Flow Hedges

Forward-Starting Interest Rate Swaps

During the first quarter of 2014, forward-starting interest rate swaps with a notional value of $175 million matured and we paid cash of $36 million to settle the associated liabilities. These swaps were designated as cash flow hedges and had been executed in prior years to hedge the risk of changes in semi-annual interest payments due to fluctuations in the forward ten-year LIBOR swap rate for a debt issuance initially forecasted for March 2014, now forecasted to occur in the second quarter of 2014. Accordingly, the loss associated with the matured forward-starting swaps has been deferred as a component of “Accumulated other comprehensive income” and will be amortized to interest expense over the debt term once the issuance occurs. We do not expect ineffectiveness to be material.

Additionally, at March 31, 2014 and December 31, 2013, our “Accumulated other comprehensive income” included $33 million and $34 million, respectively, of after-tax deferred losses related to all previously terminated swaps, which are being amortized as an increase to interest expense over the ten-year term of the related senior note issuances using the effective interest method. As of March 31, 2014, $7 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months for these previously terminated swaps.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. As of March 31, 2014, we had foreign exchange cross currency swaps outstanding for all of the anticipated cash flows associated with an intercompany loan from WM Holdings to the wholly-owned Canadian subsidiaries. The hedged cash flows as of March 31, 2014 include C$370 million of total notional value. The scheduled principal payments of the loan and the related swaps are as follows: C$70 million due on October 31, 2016, C$150 million due on October 31, 2017 and C$150 million due on October 31, 2018. We designated these cross currency swaps as cash flow hedges. Gains or losses resulting from the remeasurement of the underlying non-functional currency intercompany loan are recognized in current earnings in the same financial statement line item as offsetting gains or losses on the related cross currency swaps.

Electricity Commodity Derivatives

We use short-term “receive fixed, pay variable” electricity commodity swaps to reduce the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 1.73 million megawatt hours, or approximately 56%, of Wheelabrator’s full year 2013 merchant electricity sales and the swaps executed through March 31, 2014 are expected to hedge approximately 480,000 megawatt hours, or approximately 15%, of Wheelabrator’s full year 2014 merchant electricity sales. For the three-month periods ended March 31, 2014 and 2013, we hedged 17% and 53%, respectively, of Wheelabrator’s merchant electricity sales.

There was no significant ineffectiveness associated with our cash flow hedges during the three months ended March 31, 2014 or 2013. Refer to Note 11 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

Credit-Risk-Related Contingent Features

Our interest rate derivative instruments have in the past, and may in the future, contain provisions related to the Company’s credit rating. These provisions generally provide that if the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of March 31, 2014 and December 31, 2013, we did not have any interest rate derivatives outstanding that contained these credit-risk-related features.

5.	Income Taxes

Our effective income tax rate for the three months ended March 31, 2014 and 2013 was 29.6% and 32.8%, respectively. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2014 was primarily due to the favorable impact of revaluation of our deferred taxes and utilization of state net operating losses resulting from a change in state law, and federal tax credits. These benefits were partially offset by the unfavorable impact of state and local income taxes. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2013 was primarily due to the favorable impact of federal tax credits and tax audit settlements offset, in part, by the unfavorable impact of state and local income taxes and tax implications related to impairments.

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility in North Dakota. The facility’s refinement processes qualify for federal tax credits that are expected to be realized through 2019 in accordance with Section 45 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. During the three months ended March 31, 2014 and 2013, we recognized less than $1 million and $1 million, respectively, of net losses resulting from our share of the entity’s operating losses. Our provision for income taxes for each of the three-month periods ended March 31, 2014 and 2013 was reduced by $3 million primarily as a result of tax credits realized from this investment. See Note 13 for additional information related to this investment.

Investment in Low-Income Housing Properties — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting. We recognize our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During each of the three-month periods ended March 31, 2014 and 2013, we recognized $6 million of losses relating to our equity investment in this entity and $1 million of interest expense. For the three months ended March 31, 2014 and 2013, our provision for income taxes was reduced by $8 million (including $5 million of tax credits) and $7 million (including $4 million of tax credits), respectively. See Note 13 for additional information related to this investment.

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

6.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended March 31,
	2014	2013
Number of common shares outstanding at end of period	465.3	466.5
Effect of using weighted average common shares outstanding	(0.1)	(0.8)

Weighted average basic common shares outstanding	465.2	465.7
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.7	0.8

Weighted average diluted common shares outstanding	466.9	466.5

Potentially issuable shares	14.4	15.4
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2.8	7.3

7.	Commitments and Contingencies

Financial Instruments — We have obtained letters of credit, surety bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill final capping, closure and post-closure requirements, environmental remediation, and other obligations. Letters of credit generally are supported by our $2.25 billion revolving credit facility and other credit facilities established for that purpose. These facilities are discussed further in Note 3. Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) wholly-owned insurance companies, the sole business of which is to issue surety bonds and/or insurance policies on our behalf.

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties in connection with both consolidated and unconsolidated entities. Guarantee agreements outstanding as of March 31, 2014 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $9 million and (ii) agreements guaranteeing certain market value losses for approximately 825 homeowners’ properties adjacent to or near 20 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher than the $224 million recorded in the Condensed Consolidated Financial Statements as of March 31, 2014. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of March 31, 2014, we had been notified by the government that we are a PRP in connection with 77 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 77 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 63 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

Litigation — In October 2011 and January 2012, we were named as a defendant in a purported class action in the Circuit Court of Sarasota County, Florida and the Circuit Court of Lawrence County, Alabama, respectively. These cases primarily pertain to our fuel and environmental charges included on our invoices, generally alleging that such charges were not properly disclosed, were unfair and were contrary to the customer service contracts. The law firm that filed these lawsuits had filed a purported class action in 2008 against subsidiaries of WM in Bullock County, Alabama, making similar allegations. The prior Alabama suit was removed to federal court, where the federal court ultimately dismissed the plaintiffs’ national class action claims. The plaintiffs then elected to dismiss the case without prejudice. We will vigorously defend against these pending lawsuits. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot be predicted and a range of loss cannot currently be estimated.

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

WM’s charter and bylaws provide that WM shall indemnify any person against all liabilities and expenses, and upon request shall advance expenses to any person, who is subject to a pending or threatened proceeding because such person is a director or officer of the Company. Such indemnification is required to the maximum extent permitted under Delaware law. Accordingly, the director or officer must execute an undertaking to reimburse the Company for any fees advanced if it is later determined that the director or officer was not entitled to have such fees advanced under Delaware law. Additionally, WM has entered into separate indemnification agreements with each of the members of its Board of Directors, its Chief Executive Officer and each of its executive vice presidents. The employment agreements between WM and its Chief Executive Officer and other executive and senior vice presidents contain a direct contractual obligation of the Company to provide indemnification to the executive. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with actions or proceedings that may be brought against its former or current officers, directors and employees.

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

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2013 and 2014 and expect these audits to be completed within the next 12 and 24 months, respectively. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2005, with the exception of affirmative claims in one jurisdiction that date back to 2000. We are not currently under audit in Canada and all tax years prior to 2009 are closed. In July 2011, we acquired Oakleaf Global Holdings (“Oakleaf”), which is subject to potential IRS examinations for the years 2010 and 2011. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition period tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

8.	Segment and Related Information

Our senior management evaluates, oversees and manages the financial performance of our Solid Waste subsidiaries through our 17 geographic Areas. These 17 Areas constitute our operating segments and none of the Areas individually meet the quantitative criteria to be a separate reportable segment. We have evaluated the aggregation criteria and concluded that, based on the similarities between our Areas, including the fact that our Solid Waste business is homogenous across geography with the same services offered across the Areas, aggregation of our Areas is appropriate for purposes of presenting our reportable segments. Accordingly, we have aggregated our 17 Areas into three tiers that we believe have similar economic characteristics and future prospects based in large part on a review of the Areas’ income from operations margins. The economic variations experienced by our Areas is attributable to a variety of factors, including regulatory environment of the Area; economic environment of the Area, including level of commercial and industrial activity; population density; service offering mix and disposal logistics, with no one factor being singularly determinative of an Area’s current or future economic performance. As a result of our consideration of economic and other similarities, we have established the following three reportable segments for our Solid Waste business: Tier 1, which is comprised almost exclusively of Areas in the Southern United States; Tier 2, which is comprised predominately of Areas located in the Midwest and Northeast United States; and Tier 3, which encompasses all remaining Areas, including the Northwest and Mid-Atlantic regions of the United States and Eastern Canada. Our Wheelabrator business, which manages waste-to-energy facilities and independent power production plants, continues to be a separate reportable segment as it meets one of the quantitative disclosure thresholds. The operating segments not evaluated and overseen through the 17 Areas and Wheelabrator are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
March 31, 2014
Solid Waste:
Tier 1	$850	$(129)	$721	$218
Tier 2	1,502	(268)	1,234	284
Tier 3	847	(135)	712	124

Solid Waste	3,199	(532)	2,667	626
Wheelabrator	230	(27)	203	34
Other	547	(21)	526	(18)

	3,976	(580)	3,396	642
Corporate and Other	—	—	—	(173)

Total	$3,976	$(580)	$3,396	$469

March 31, 2013
Solid Waste:
Tier 1	$843	$(133)	$710	$207
Tier 2	1,516	(275)	1,241	298
Tier 3	826	(128)	698	109

Solid Waste	3,185	(536)	2,649	614
Wheelabrator	205	(27)	178	9
Other	534	(25)	509	(41)

	3,924	(588)	3,336	582
Corporate and Other	—	—	—	(180)

Total	$3,924	$(588)	$3,336	$402

During the first quarter of 2014, we experienced significantly higher revenues in our Wheelabrator business and the renewable energy operations in Solid Waste from temporarily higher electricity prices driven by weather-related demand. This increase in revenues offset reduced revenues in our collection and disposal operations due to inclement weather.

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

Greenstar, LLC — On January 31, 2013, we paid $170 million inclusive of certain adjustments to acquire Greenstar, LLC (“Greenstar”). Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018, of which $20 million is guaranteed. The remaining $20 million of this consideration is contingent, based on changes in certain recyclable commodity indexes, and had a preliminary estimated fair value at closing of $16 million. Greenstar was an operator of recycling and resource recovery facilities. This acquisition provides the Company’s customers with greater access to recycling solutions, having supplemented our extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers.

Goodwill of $122 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned predominantly to our Areas and, to a lesser extent, our recycling brokerage services, as they are expected to benefit from the synergies of the combination. Goodwill related to this acquisition is deductible for income tax purposes. There were no material adjustments to the purchase price allocation from the date of acquisition.

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

Goodwill of $191 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned to our Eastern Canada Area as it is expected to benefit from the synergies of the combination. A portion of goodwill related to this acquisition is deductible for income tax purposes in accordance with Canadian tax law.

The allocation of the purchase price for the Greenstar acquisition is final. The allocation of the purchase price for the RCI acquisition is preliminary and subject to change based on the finalization of our detailed valuations. The following table presents the final allocation of the purchase price for Greenstar and adjustments since the acquisition date to the allocation of the purchase price for RCI (in millions):

		RCI
	Greenstar	July 5, 2013	Adjustments	March 31, 2014
Accounts and other receivables	$30	$32	$—	$32
Parts and supplies	4	—	—	—
Other current assets	2	—	—	—
Property and equipment	58	118	(1)	117
Goodwill	122	177	14	191
Other intangible assets	32	169	—	169
Accounts payable	(17)	—	—	—
Accrued liabilities	(12)	—	—	—
Deferred revenues	—	(4)	—	(4)
Landfill and environmental remediation liabilities	(2)	(1)	—	(1)
Deferred income taxes, net	—	—	(14)	(14)
Current portion of long-term debt	(4)	—	—	—
Long-term debt, less current portion	(2)	(4)	1	(3)
Other liabilities	(5)	—	—	—

Total purchase price	$206	$487	$—	$487

The following table presents the final and preliminary allocations of the purchase price for Greenstar and RCI, respectively, to other intangible assets (amounts in millions, except for amortization periods):

	Greenstar		RCI
	Amount	Weighted Average Amortization Periods (in Years)	Amount	Weighted Average Amortization Periods (in Years)
Customer relationships	$—	—	$162	15.0
Supplier relationships	31	10.0	—	—
Lease agreements	1	8.4	—	—
Trade name	—	—	7	5.0

Total other intangible assets subject to amortization	$32	10.0	$169	14.6

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Greenstar and RCI occurred at January 1, 2013 (in millions, except per share amounts):

Three Months Ended
March 31, 2013
Operating revenues	$3,391
Net income attributable to Waste Management, Inc.	167
Basic earnings per common share	0.36
Diluted earnings per common share	0.36

10.	Asset Impairments and Unusual Items

Other income (expense)

In the first quarter of 2014, we sold our investment in Shanghai Environment Group, which was part of our Wheelabrator business. We received cash proceeds from the sale of $155 million, which have been included in “Proceeds from divestitures of businesses and other assets (net of cash divested)” within “Net cash used in investing activities” in the Condensed Consolidated Statement of Cash Flows. The losses recognized related to the sale were not material and are recorded in “Other, net” in our Condensed Consolidated Statement of Operations.

During the first quarter of 2013, we recognized impairment charges of $11 million relating to other-than-temporary declines in the value of investments in waste diversion technology companies accounted for under the cost method. We wrote down the carrying value of our investments to their fair value based on third-party investors’ recent transactions in these securities. These charges are recorded in “Other, net” in our Condensed Consolidated Statement of Operations.

11.	Accumulated Other Comprehensive Income

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing debits to accumulated other comprehensive income):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2013	$(62)	$6	$208	$2	$154
Other comprehensive income (loss) before reclassifications net of tax expense (benefit) of $(3), $0, $0 and $0, respectively	(5)	—	(42)	—	(47)
Amounts reclassified from accumulated other comprehensive income net of tax (expense) benefit of $(1), $0, $0 and $0, respectively	(1)	—	(17)	—	(18)

Net current period other comprehensive income (loss)	(6)	—	(59)	—	(65)

Balance, March 31, 2014	$(68)	$6	$149	$2	$89

The amounts of other comprehensive income (loss) before reclassifications associated with our cash flow derivative instruments are as follows (in millions):

	Amount of Derivative Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedges	2014	2013
Forward-starting interest rate swaps	$(8)	$2
Foreign currency derivatives	10	7
Electricity commodity derivatives	(10)	(10)

Total before tax	(8)	(1)
Tax (expense) benefit	3	—

Net of tax	$(5)	$(1)

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended March 31,		Statement of
Detail About Accumulated Other Comprehensive Income Components	2014	2013	Operations Classification
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(1)	$(2)	Interest expense
Treasury rate locks	(1)	—	Interest expense
Foreign currency derivatives	13	8	Other, net
Electricity commodity derivatives	(9)	(5)	Operating revenues

	2	1	Total before tax
	(1)	—	Tax (expense) benefit

Total reclassifications for the period	$1	$1	Net of tax

12.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at March 31, 2014 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$83	$83	$—	$—
Fixed-income securities	36	—	36	—
Redeemable preferred stock	25	—	—	25
Foreign currency derivatives	12	—	12	—

Total assets	$156	$83	$48	$25

Liabilities:
Electricity commodity derivatives	$4	$—	$4	$—
Foreign currency derivatives	1	—	1	—

Total liabilities	$5	$—	$5	$—

		Fair Value Measurements at December 31, 2013 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$99	$99	$—	$—
Fixed-income securities	36	—	36	—
Redeemable preferred stock	25	—	—	25
Foreign currency derivatives	2	—	2	—

Total assets	$162	$99	$38	$25

Liabilities:
Interest rate derivatives	$28	$—	$28	$—
Electricity commodity derivatives	3	—	3	—

Total liabilities	$31	$—	$31	$—

(a)	Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value currently available. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow analysis, third-party appraisals or industry multiples and public comparables. There has not been any significant change in the fair value of the redeemable preferred stock since our assessment at December 31, 2013.

Fair Value of Debt

At March 31, 2014 and December 31, 2013, the carrying value of our debt was approximately $10.2 billion. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 4.

The estimated fair value of our debt was approximately $11.2 billion at March 31, 2014 and approximately $11.0 billion at December 31, 2013. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2014 and December 31, 2013. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

13.	Variable Interest Entities

Following is a description of our financial interests in variable interest entities that we consider significant, including (i) those for which we have determined that we are the primary beneficiary of the entity and, therefore, have consolidated the entities into our financial statements; (ii) those that represent a significant interest in an unconsolidated entity and (iii) trusts for final capping, closure, post-closure or environmental remediation obligations for both consolidated and unconsolidated variable interest entities.

Consolidated Variable Interest Entities

Waste-to-Energy LLCs — In June 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we lease, operate and maintain. We own a 0.5% interest in one of the LLCs (“LLC I”) and a 0.25% interest in the second LLC (“LLC II”). John Hancock Life Insurance Company (“Hancock”) owns 99.5% of LLC I and 99.75% of LLC II is owned by LLC I and the CIT Group (“CIT”). In 2000, Hancock and CIT made an initial investment of $167 million in the LLCs, which was used to purchase the three waste-to-energy facilities and assume the seller’s indebtedness. Under the LLC agreements, the LLCs shall be dissolved upon the occurrence of any of the following events: (i) a written decision of all members of the LLCs; (ii) December 31, 2063; (iii) a court’s dissolution of the LLCs or (iv) the LLCs ceasing to own any interest in the waste-to-energy facilities.

Income, losses and cash flows of the LLCs are allocated to the members based on their initial equity ownership percentages until Hancock and CIT achieve targeted returns on their initial capital investments in each respective LLC. All allocations made through March 31, 2014 have been based on initial equity ownership percentages as the target returns have not yet been achieved for either LLC. We currently expect Hancock and CIT to achieve their targeted return on LLC II in early 2015 and Hancock to achieve its targeted return on LLC I in mid-2015. After the investors have achieved their targeted returns, the LLC agreements provide that we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20%.

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

We have determined that we are the primary beneficiary of the LLCs and consolidate these entities in our Consolidated Financial Statements because (i) all of the equity owners of the LLCs are considered related parties for purposes of applying this accounting guidance; (ii) the equity owners share power over the significant activities of the LLCs and (iii) we are the entity within the related party group whose activities are most closely associated with the LLCs.

As of March 31, 2014 and December 31, 2013, our Condensed Consolidated Balance Sheets included $281 million and $284 million, respectively, of net property and equipment associated with the LLCs’ waste-to-energy facilities and $247 million and $239 million, respectively, in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. During each of the three-month periods ended March 31, 2014 and 2013, we recognized reductions in earnings of $11 million for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings which are included in our consolidated net income. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Investment in U.K. Waste-to-Energy and Recycling Entity — In the first quarter of 2012, we formed a U.K. joint venture (the “JV”), together with a commercial waste management company (“Partner”), to develop, construct, operate and maintain a waste-to-energy and recycling facility in England. We own a 50% interest in the JV. The total cost of constructing this facility was expected to be £200 million, or $333 million, based on the exchange rate as of March 31, 2014. The JV was to be funded primarily through loans from the joint venture partners and loans under the JV’s credit facility agreements with third-party financial institutions. We committed to provide funding of up to £57 million, or $95 million, based on the exchange rate as of March 31, 2014. Through March 31, 2014, we had funded approximately £12 million, or $20 million, through loans and less than $1 million through equity contributions. These amounts are included in our Condensed Consolidated Balance Sheet as long-term “Other assets” and “Investments in unconsolidated entities,” respectively. In addition to the funding commitments described above, the JV has entered into certain foreign currency and interest rate derivatives at the direction of the Norfolk County Council (the “Council”), which awarded the project to the JV. The impacts of gains or losses incurred on these derivatives will ultimately be remitted to or recoverable from the Council under the terms of the project, and accordingly, are not reflected in our “Equity in net losses of unconsolidated entities.”

We determined that we are not the primary beneficiary of the JV, as all major decisions of the JV require either majority vote or unanimous consent of the directors (who are appointed in equal numbers by us and our Partner) or unanimous consent of the two shareholders of the JV. As such, our Partner shares equally in the power to direct the activities of the JV that most significantly impact its economic performance. Accordingly, we account for this investment under the equity method of accounting and do not consolidate this entity.

On April 7, 2014, the Council voted to terminate the project and its agreements with the JV. Unless the Council reverses its decision, which is not currently anticipated, the Council will owe the JV approximately £30 million, or $50 million, based on the exchange rate as of March 31, 2014, comprised of termination fees and reimbursements required by its agreements with the JV. As a result, any impairment resulting from the termination of the project that we record on account of our interest in the JV will not be material.

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. As of March 31, 2014 and December 31, 2013, our investment balance was $31 million and $27 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Required capital contributions commenced in the first quarter of 2013 and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Low-Income Housing Properties — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At March 31, 2014 and December 31, 2013, our investment balance was $123 million and $129 million, respectively, and our debt balance was $122 million and $128 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheet. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.” These trusts had a fair value of $125 million at March 31, 2014 and at December 31, 2013. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheet, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $110 million as of March 31, 2014 and December 31, 2013.

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

14.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2014

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$339	$—	$339
Other current assets	—	6	2,190	—	2,196

	—	6	2,529	—	2,535
Property and equipment, net	—	—	12,170	—	12,170
Investments in and advances to affiliates	12,136	16,519	4,498	(33,153)	—
Other assets	41	12	7,684	—	7,737

Total assets	$12,177	$16,537	$26,881	$(33,153)	$22,442

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$772	$—	$444	$—	$1,216
Accounts payable and other current liabilities	65	5	2,071	—	2,141

	837	5	2,515	—	3,357
Long-term debt, less current portion	5,603	449	2,926	—	8,978
Other liabilities	—	—	4,068	—	4,068

Total liabilities	6,440	454	9,509	—	16,403
Equity:
Stockholders’ equity	5,737	16,083	17,070	(33,153)	5,737
Noncontrolling interests	—	—	302	—	302

	5,737	16,083	17,372	(33,153)	6,039

Total liabilities and equity	$12,177	$16,537	$26,881	$(33,153)	$22,442

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2013

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$58	$—	$58
Other current assets	—	6	2,435	—	2,441

	—	6	2,493	—	2,499
Property and equipment, net	—	—	12,344	—	12,344
Investments in and advances to affiliates	12,133	16,246	4,268	(32,647)	—
Other assets	42	12	7,706	—	7,760

Total assets	$12,175	$16,264	$26,811	$(32,647)	$22,603

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$587	$—	$139	$—	$726
Accounts payable and other current liabilities	109	13	2,166	—	2,288

	696	13	2,305	—	3,014
Long-term debt, less current portion	5,772	449	3,279	—	9,500
Other liabilities	—	—	4,087	—	4,087

Total liabilities	6,468	462	9,671	—	16,601
Equity:
Stockholders’ equity	5,707	15,802	16,845	(32,647)	5,707
Noncontrolling interests	—	—	295	—	295

	5,707	15,802	17,140	(32,647)	6,002

Total liabilities and equity	$12,175	$16,264	$26,811	$(32,647)	$22,603

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2014

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,396	$—	$3,396
Costs and expenses	—	—	2,927	—	2,927

Income from operations	—	—	469	—	469

Other income (expense):
Interest expense, net	(87)	(8)	(26)	—	(121)
Equity in earnings of subsidiaries, net of taxes	281	286	—	(567)	—
Other, net	—	—	(12)	—	(12)

	194	278	(38)	(567)	(133)

Income before income taxes	194	278	431	(567)	336
Provision for (benefit from) income taxes	(34)	(3)	136	—	99

Consolidated net income	228	281	295	(567)	237
Less: Net income attributable to noncontrolling interests	—	—	9	—	9

Net income attributable to Waste Management, Inc.	$228	$281	$286	$(567)	$228

Three Months Ended March 31, 2013

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,336	$—	$3,336
Costs and expenses	—	—	2,934	—	2,934

Income from operations	—	—	402	—	402

Other income (expense):
Interest expense, net	(89)	(8)	(24)	—	(121)
Equity in earnings of subsidiaries, net of taxes	222	227	—	(449)	—
Other, net	—	—	(19)	—	(19)

	133	219	(43)	(449)	(140)

Income before income taxes	133	219	359	(449)	262
Provision for (benefit from) income taxes	(35)	(3)	124	—	86

Consolidated net income	168	222	235	(449)	176
Less: Net income attributable to noncontrolling interests	—	—	8	—	8

Net income attributable to Waste Management, Inc.	$168	$222	$227	$(449)	$168

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2014
Comprehensive income	$224	$281	$234	$(567)	$172
Less: Comprehensive income attributable to noncontrolling interests	—	—	9	—	9

Comprehensive income attributable to Waste Management, Inc.	$224	$281	$225	$(567)	$163

Three Months Ended March 31, 2013
Comprehensive income	$170	$222	$200	$(449)	$143
Less: Comprehensive income attributable to noncontrolling interests	—	—	8	—	8

Comprehensive income attributable to Waste Management, Inc.	$170	$222	$192	$(449)	$135

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$228	$281	$295	$(567)	$237
Equity in earnings of subsidiaries, net of taxes	(281)	(286)	—	567	—
Other adjustments	(54)	(8)	409	—	347

Net cash provided by (used in) operating activities	(107)	(13)	704	—	584

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(11)	—	(11)
Capital expenditures	—	—	(266)	—	(266)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	166	—	166
Net receipts from restricted trust and escrow accounts and other, net	—	—	(11)	—	(11)

Net cash provided by (used in) investing activities	—	—	(122)	—	(122)

Cash flows from financing activities:
New borrowings	870	—	43	—	913
Debt repayments	(850)	—	(78)	—	(928)
Cash dividends	(174)	—	—	—	(174)
Exercise of common stock options	14	—	—	—	14
Distributions paid to noncontrolling interests and other	1	—	(5)	—	(4)
(Increase) decrease in intercompany and investments, net	246	13	(259)	—	—

Net cash provided by (used in) financing activities	107	13	(299)	—	(179)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	—	—	281	—	281
Cash and cash equivalents at beginning of period	—	—	58	—	58

Cash and cash equivalents at end of period	$—	$—	$339	$—	$339

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Three Months Ended March 31, 2013

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$168	$222	$235	$(449)	$176
Equity in earnings of subsidiaries, net of taxes	(222)	(227)	—	449	—
Other adjustments	(16)	(8)	425	—	401

Net cash provided by (used in) operating activities	(70)	(13)	660	—	577

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(180)	—	(180)
Capital expenditures	—	—	(266)	—	(266)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	37	—	37
Net receipts from restricted trust and escrow accounts and other, net	—	—	(12)	—	(12)

Net cash provided by (used in) investing activities	—	—	(421)	—	(421)

Cash flows from financing activities:
New borrowings	225	—	19	—	244
Debt repayments	(125)	—	(26)	—	(151)
Cash dividends	(170)	—	—	—	(170)
Exercise of common stock options	38	—	—	—	38
Distributions paid to noncontrolling interests and other	6	—	(8)	—	(2)
(Increase) decrease in intercompany and investments, net	181	13	(194)	—	—

Net cash provided by (used in) financing activities	155	13	(209)	—	(41)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	85	—	28	—	113
Cash and cash equivalents at beginning of period	60	—	134	—	194

Cash and cash equivalents at end of period	$145	$—	$162	$—	$307

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and generally include statements containing:

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

Some of the risks that we believe could affect our business and financial statements for 2014 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company include the following:

•	competition may negatively affect our profitability or cash flows, our pricing strategy may have negative effects on volumes, and inability to execute our pricing strategy in order to retain and attract customers may negatively affect our average yield on collection and disposal business;

•	we may fail in implementing our cost saving, optimization and growth initiatives and overall business strategy, which could adversely impact our financial performance and growth, and implementation of our initiatives and strategy may have associated negative consequences, such as fragmentation of efforts, increased indebtedness, asset impairments, business disruption, employee distraction, and regulatory issues;

•	compliance with existing or future regulations may impact our business by, among other things, restricting our operations, increasing costs of operations or requiring additional capital expenditures;

•	possible changes in our estimates of costs for site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses;

•	certain materials processed by our recycling operations are subject to significant commodity price fluctuations, as are methane gas, electricity and other energy-related products marketed and sold by our landfill gas recovery, waste-to-energy and independent power production plant operations; fluctuations in commodity prices may have negative effects on our operating results;

•	increasing customer preference for alternatives to traditional disposal, government mandates requiring recycling and prohibiting disposal of certain types of waste, and overall reduction of waste generated could continue to have a negative effect on volumes of waste going to landfills and waste-to-energy facilities;

•	developments in technology could trigger a fundamental change in the waste management industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and waste-to-energy facilities and our profitability;

•	our existing and proposed service offerings to customers may require that we develop or license, and protect, new technologies; and our inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources;

•	we are investing in emerging technologies to provide disposal alternatives, which may divert capital investment away from our traditional business operations; such emerging technologies may not perform as intended or may experience other difficulties or delays that prevent us from realizing a return on our investment;

•	adverse publicity (whether or not justified) relating to activities by our operations, employees or agents could tarnish our reputation and reduce the value of our brand;

•	there is a risk of incurring significant environmental liabilities in the use, treatment, storage, transfer and disposal of waste materials; any substantial liability for environmental damage could have a material adverse effect on our financial condition and cash flows;

•	weak economic conditions may negatively affect the volumes of waste generated;

•	some of our customers, including governmental entities, have suffered financial difficulties that could affect our business and operating results, due to their credit risk and the impact of the municipal debt market on remarketing of our tax-exempt bonds;

•	if we are unable to obtain and maintain permits needed to open, operate, and/or expand our facilities, our results of operations will be negatively impacted;

•	diesel fuel price increases or diesel fuel supply shortages may increase our expenses and restrict our ability to operate;

•	we are increasingly dependent on the availability of compressed natural gas (“CNG”) and CNG fueling infrastructure and vulnerable to CNG prices; difficulty obtaining CNG and increases in CNG prices could increase our operating costs;

•	problems with the operation of current information technology or the development and deployment of new information systems could decrease our efficiencies and increase our costs;

•	a cybersecurity incident could negatively impact our business and our relationships with customers;

•	efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have chosen to be represented by unions, which could lead to labor disruptions, including strikes and lock-outs, which could adversely affect our results of operations and cash flows;

•	we could face significant liability for withdrawal from multiemployer pension plans;

•	we are subject to operational and safety risks, including the risk of personal injury to employees and others;

•	increased costs for financial assurance or the inadequacy of our insurance coverage could negatively impact our liquidity and increase our liabilities;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	we may reduce or suspend capital expenditures, acquisition activity, dividend declarations or share repurchases if we suffer a significant reduction in cash flows;

•	we may be unable to incur future indebtedness to support our growth and development plans or to refinance our debt obligations, including near-term maturities, on terms consistent with current borrowings, and higher interest rates and market conditions may increase our expense;

•	climate change legislation, including possible limits on carbon emissions, may negatively impact our results of operations by increasing expenses;

•	changes in oil and gas prices and drilling activity, and changes in applicable regulations, could adversely affect our Energy Service business;

•	weather conditions and one-time special projects cause our results to fluctuate, and harsh weather or natural disasters may cause us to temporarily suspend operations; our stock price may be negatively impacted by interim variations in our results;

•	we could be subject to significant fines and penalties, and our reputation could be adversely affected, if our business, or third parties with whom we have relationships, were to fail to comply with United States or foreign laws or regulations;

•	we could fail to achieve the financial results anticipated from the construction of new international waste-to-energy facilities;

•	negative outcomes of litigation or threatened litigation or governmental proceedings may increase our costs, limit our ability to conduct or expand our operations, or limit our ability to execute our business plans and strategies; and

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations.

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

Overview

Every day, we are helping industries, communities and individuals reduce, reuse and remove waste better through sound sustainability strategies. We have a precise day-to-day focus on collecting and handling our customers’ waste efficiently and responsibly. Meanwhile, we are also developing and implementing new ways to handle and extract value from waste. Our employees are committed to delivering environmental performance — our mission to maximize resource value, while minimizing environmental impact, so that both our economy and our environment can thrive. Drawing on our resources and experience, we actively pursue projects and initiatives that benefit the waste industry, our customers and the communities we serve and the environment.

We are also committed to providing long-term value to our stockholders by successfully executing on our strategic goals of optimizing our business, knowing and servicing the customer better than anyone else, and extracting more value from the materials we handle. In pursuit of these long-term goals, we have sharpened our focus on the following key priorities:

•	Pursue improved profitability through customer-focused segmentation, pricing discipline and strategic acquisitions;

•	Continually emphasize cost control and investment in technology and systems that enhance the efficiency of our operations; and

•	Invest in emerging technologies that offer alternatives to traditional disposal and generate additional value from the waste, recycling and other streams we manage.

We believe that execution of our strategy through these key priorities will drive continued growth and leadership in a dynamic industry, as customers increasingly seek non-traditional solutions.

Highlights of our financial results for the current quarter include:

•	Revenues of $3,396 million compared with $3,336 million in the first quarter of 2013, an increase of $60 million, or 1.8%. This increase in revenues is primarily attributable to (i) positive revenue growth from yield on our collection and disposal operations of $71 million, or 2.6%, and (ii) acquisitions, particularly the acquisition of RCI in July 2013 which increased revenues by $40 million. These increases were partially offset by lower volumes, which decreased our revenues by $59 million;

•	Operating expenses of $2,232 million, or 65.7% of revenues, compared with $2,209 million, or 66.2% of revenues, in the first quarter of 2013. This increase of $23 million is principally due to operating costs associated with the acquired RCI operations;

•	Selling, general, and administrative expenses decreased by $15 million, or 3.8%, from $390 million in the first quarter of 2013 to $375 million in the first quarter of 2014, driven primarily by our cost control initiatives;

•	Income from operations of $469 million, or 13.8% of revenues, compared with $402 million, or 12.1% of revenues, in the first quarter of 2013; and

•	Net income attributable to Waste Management, Inc. of $228 million, or $0.49 per diluted share, as compared with $168 million, or $0.36 per diluted share in the first quarter of 2013.

Our first quarter of 2013 results were affected by the following:

•	The recognition of pre-tax impairment charges aggregating $15 million attributable to investments in waste diversion technologies and goodwill related to certain of our operations. These items had a negative impact of $0.03 on our diluted earnings per share; and

•	The recognition of $8 million of pre-tax restructuring charges related to our acquisition of Greenstar and our July 2012 restructuring. These items had a negative impact of $0.01 on our diluted earnings per share.

Free Cash Flow

As is our practice, we are presenting free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business. We define free cash flow as net cash provided by operating activities, less capital expenditures, plus proceeds from divestitures of businesses and other assets (net of cash divested). We believe it is indicative of our ability to pay our quarterly dividends, repurchase common stock, fund acquisitions and other investments and, in the absence of refinancings, to repay our debt obligations. Free cash flow is not intended to replace “Net cash provided by operating activities,” which is the most comparable GAAP measure. However, we believe free cash flow gives investors useful insight into how we view our liquidity. Nevertheless, the use of free cash flow as a liquidity measure has material limitations because it excludes certain expenditures that are required or that we have committed to, such as declared dividend payments and debt service requirements.

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be the same as similarly-titled measures presented by other companies:

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$584	$577
Capital expenditures	(266)	(266)
Proceeds from divestitures of businesses and other assets (net of cash divested)	166	37

Free cash flow	$484	$348

When comparing our cash flows from operating activities for the reported periods, the increase of $7 million was primarily related to the (i) impact of higher cash earnings, (ii) unfavorable impact of approximately $73 million, as the annual incentive plan payments made in the first quarter of 2014 were significantly higher than the payments made in the first quarter of 2013, (iii) the payment of $36 million to settle the liabilities associated with our forward starting swaps that matured in March 2014 and (iv) favorable impacts of working capital changes.

The increase in proceeds from divestitures of businesses and other assets (net of cash divested) is largely driven by the sale of our investment in Shanghai Environment Group (“SEG”), which was part of our Wheelabrator business, for $155 million.

Acquisitions

        Greenstar, LLC — On January 31, 2013, we paid $170 million inclusive of certain adjustments, to acquire Greenstar, LLC (“Greenstar”). Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018, of which $20 million is guaranteed. The remaining $20 million of this consideration is contingent, based on changes in certain recyclable commodity indexes, and had a preliminary estimated fair value at closing of $16 million. Greenstar was an operator of recycling and resource recovery facilities. This acquisition provides the Company’s customers with greater access to recycling solutions, having supplemented our extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers.

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

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, deferred income taxes and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 geographic Areas. Our Wheelabrator business provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our Solid Waste or Wheelabrator businesses, including Strategic Business Solutions, Energy and Environmental Services, recycling brokerage services, electronic recycling services, landfill gas-to-energy services, integrated medical waste services, expanded service offerings and solutions. Part of our expansion of services includes offering fluorescent bulb and universal waste mail-back through our LampTracker® program and portable self-storage services. In addition, we have made investments that involve the acquisition and development of interests in oil and gas producing properties. These operations are presented as “Other” in the table below. The following table summarizes revenues during each period (in millions):

	Three Months Ended March 31,
	2014	2013
Solid Waste:
Tier 1	$850	$843
Tier 2	1,502	1,516
Tier 3	847	826

Solid Waste	3,199	3,185
Wheelabrator	230	205
Other	547	534
Intercompany	(580)	(588)

Total	$3,396	$3,336

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended March 31,
	2014	2013
Commercial	$846	$840
Residential	635	645
Industrial	516	512
Other	77	58

Total collection	2,074	2,055
Landfill	632	628
Transfer	306	300
Wheelabrator	230	205
Recycling	347	358
Other	387	378
Intercompany	(580)	(588)

Total	$3,396	$3,336

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended March 31, 2014 vs. 2013
	Amount	As a % of Total Company(a)
Average yield(b)	$86	2.6%
Volume	(59)	(1.8)

Internal revenue growth	27	0.8
Acquisitions	54	1.6
Divestitures	(4)	(0.1)
Foreign currency translation	(17)	(0.5)

Total	$60	1.8%

(a)	Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,332 million).

(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We analyze the changes in average yield in terms of related-business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2014 vs. 2013
	Amount	As a % of Related Business(i)
Average yield:
Collection, landfill and transfer	$71	2.7%
Waste-to-energy disposal(ii)	—	—

Collection and disposal(ii)	71	2.6
Recycling commodities	(14)	(4.0)
Electricity(ii)	27	37.5
Fuel surcharges and mandated fees	2	1.2

Total	$86	2.6%

(i)	Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three months ended March 31, 2013 adjusted to exclude the impacts of divestitures (in millions):

Denominator
Three Months Ended March 31
Related business revenues:
Collection, landfill and transfer	$2,648
Waste-to-energy disposal	98

Collection and disposal	2,746
Recycling commodities	352
Electricity	72
Fuel surcharges and mandated fees	162

Total Company	$3,332

(ii)	Average revenue growth from yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator business which is reported as “Electricity” revenues.

Our revenues increased $60 million, or 1.8%, for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013. The year-over-year change in revenues has been driven by (i) increased revenue growth from our collection and disposal average yield; (ii) acquisitions, particularly the acquisition of RCI in July 2013, which increased revenues by $40 million for the three months ended March 31, 2014; (iii) higher electricity prices at our merchant waste-to-energy facilities and (iv) higher revenues provided by our fuel surcharge program. Offsetting these revenue increases were revenue declines due to lower volumes, lower recyclable commodity prices, and foreign currency translation, which affects revenues from our Canadian operations.

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

Revenue growth from collection and disposal average yield was $71 million, or 2.6%, for the three months ended March 31, 2014 as compared with the prior year period, $68 million of which was from our three principal collection lines of business as follows (dollars in millions):

	$	%
Commercial	$35	4.6%
Industrial	$26	5.7%
Residential	$7	1.1%

Our year-over-year yield growth was driven largely by our pricing strategy implemented in 2013 that combined focused effort on price increases with lower rollbacks. Other drivers affecting the current period average yield include:

•	We instituted a fee in April 2013 to help us recover a portion of the significant regulatory costs and fees, such as host fees and disposal taxes, which have not been recouped by our pricing programs. This fee contributed approximately $16 million to our revenue growth for the three months ended March 31, 2014, principally in our collection business, with the most significant impact in our commercial collection line of business.

•	Revenue growth from yield in our industrial line of business was aided by our continued expansion of the Energy Service business, which typically has higher average rates due to extended transportation distances, special waste handling costs and higher disposal costs.

•	In our residential line of business, we are focused on bidding on contracts that improve our yield performance and increase our overall returns. Our effort to increase yield in our residential line of business is a challenge due principally to a very competitive environment. A high percentage of our residential business is in municipal franchise markets, and many municipalities are facing significant budget challenges, which results in very competitive bid processes as we rebid contracts and try to win new contracts.

•	Yield growth from our landfill and transfer station operations also increased for the three months ended March 31, 2014. Improving yield in our landfill business has proved to be a challenge, due, in part, to excess disposal capacity that exists in many of the markets in which we own or operate landfills.

Electricity — Revenue increased $27 million for the three months ended March 31, 2014 as compared with same prior year period. This revenue increase is driven by higher electricity prices at our merchant waste-to-energy facilities due to the exceptionally cold winter conditions that drove a higher demand for electricity in the first three months in 2014 as compared with same prior year period.

Recycling commodities — Year-over-year commodity price declines of approximately 2% resulted in decreased revenues of $14 million for the three months ended March 31, 2014 as compared with same prior year period.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, increased by $2 million for the three months ended March 31, 2014. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Although we experienced lower year-over-year average fuel prices in the current quarter as compared with the prior year period, our fuel surcharge revenues increased as a result of a revision of the surcharge calculation implemented to better capture price increases intended to be recovered by the surcharge. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume — Changes in our volume caused our revenue to decrease $59 million, or 1.8%, for the three months ended March 31, 2014 as compared with the comparable prior year period, driven by declines in our collection business. Our volume fluctuations are generally attributable to economic conditions, pricing changes, competition and diversion of waste by customers. Specifically, our revenue growth due to volume has been negatively affected by our pricing strategy implemented in 2013. We are experiencing volume decline due to the loss of low margin customers that we are not willing to keep at current low rates. Additionally, we are experiencing losses of certain municipal contracts that are up for bid. As a result of both the very competitive environment and our focus on reasonable returns, we are facing challenges to keep existing contracts and to win new contracts.

Other drivers affecting the current period volumes include:

•	We experienced revenue declines of approximately $23 million associated with the severe winter weather conditions in the current period.

•	We experienced revenue declines associated with the loss of certain strategic accounts including certain large retail mall customers in 2013.

•	We experienced higher landfill volumes in the current period primarily driven by our higher special waste volumes and our municipal solid waste business.

•	We experienced revenue increases due to higher volumes in our ancillary services, primarily driven by increases in our WM Renewable Energy Program and our Energy and Environmental Services.

Our pricing actions and our focus on controlling variable costs have consistently provided margin improvements in our collection line of business, although in the current quarter, our year-over-year margin was essentially flat. While margins in our commercial and industrial lines of business continued to expand, we did see margin deterioration in our residential line of business. The severe weather conditions we experienced in the current quarter contributed to the flattening of our year-over-year collection margin for the three months ended March 31, 2014.

Acquisitions — Revenues increased $54 million for the three months ended March 31, 2014 as compared with the prior year period due to acquisitions. This increase was principally associated with the RCI operations acquired in July 2013, which is reported primarily in our collection line of business, and to a lesser extent, the Greenstar operations acquired in January 2013, which is reported in our recycling line of business.

Operating Expenses

Our operating expenses increased by $23 million, or 1.0%, for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013. Our operating expenses as a percentage of revenues decreased to 65.7% in the current period from 66.2% in the prior year period.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three-month periods ended March 31 (dollars in millions):

			Period-to- Period
	2014	2013	Change
Labor and related benefits	$606	$607	$(1)	(0.2)%
Transfer and disposal costs	217	225	(8)	(3.6)
Maintenance and repairs	303	302	1	0.3
Subcontractor costs	300	279	21	7.5
Cost of goods sold	237	238	(1)	(0.4)
Fuel	150	148	2	1.4
Disposal and franchise fees and taxes	154	149	5	3.4
Landfill operating costs	60	58	2	3.4
Risk management	56	62	(6)	(9.7)
Other	149	141	8	5.7

	$2,232	$2,209	$23	1.0%

Significant changes in our operating expenses are discussed below.

Labor and related benefits — Significant items affecting the comparability of expenses for the periods presented include:

•	Headcount, exclusive of acquisitions, decreased in the current period compared to the prior year period;

•	Higher wages due to merit increases effective in the second quarter of 2013;

•	Increased group insurance costs; and

•	Decreased contract labor principally attributed to the collection line of business.

Subcontractor costs — The current quarter increase in subcontractor costs was primarily driven by the acquired RCI operations and remediation services within Energy and Environmental Services.

Cost of goods sold — Significant items affecting the comparability of expenses for the periods presented include:

•	Increased efforts to reduce controllable recycling rebates paid to customers;

•	Better alignment of rebate structures to commodity prices for new recycling contracts;

•	Ongoing recycling business improvement efforts around inbound quality control;

•	Lower commodity prices;

•	Lower costs in our Wheelabrator business;

•	Increases related to the acquired RCI operations; and

•	Increased business in Organic Growth and remediation services.

Fuel — The increase in fuel expense when compared to the prior year period was due to a retroactive CNG fuel excise tax credit recognized in 2013 coupled with the expiration of the credit for 2014. This increase was offset in large part by (i) lower diesel fuel prices; (ii) lower fuel purchases due to reduced collection volumes and (iii) lower costs resulting from the conversion of our fleet to CNG vehicles.

Disposal and franchise fees and taxes — The increase in costs when compared to the prior period was due to (i) higher municipal franchise fees relating to the collection line of business and (ii) higher disposal fees driven by certain Canadian volumes including the RCI operations.

Landfill operating costs — The increase in the current period was driven by higher site maintenance costs.

Risk management — The decrease in risk management costs when compared to the prior period was due to lower (i) uninsured losses; (ii) performance bond costs and (iii) workers compensation premiums and claims.

Other — The increase is primarily due to property taxes.

Selling, General and Administrative

Our selling, general and administrative expenses decreased by $15 million, or 3.8%, when comparing the three months ended March 31, 2014 with the same period of 2013. Our selling, general and administrative expenses as a percentage of revenues decreased to 11.0% in the current period from 11.7% in the prior year period.

The following table summarizes the major components of our selling, general and administrative expenses for the three-month periods ended March 31 (dollars in millions):

			Period-to- Period
	2014	2013	Change
Labor and related benefits	$243	$238	$5	2.1%
Professional fees	26	32	(6)	(18.8)
Provision for bad debts	13	20	(7)	(35.0)
Other	93	100	(7)	(7.0)

	$375	$390	$(15)	(3.8)%

Labor and related benefits — Factors affecting the year-over-year changes in our labor and related benefits costs include:

•	Higher salaries and wages due primarily to merit increases effective in the second quarter of 2013; and

•	Higher employee benefit and group insurance costs in 2014 partially offset by

•	Lower incentive compensation expenses in 2014.

Professional fees — In 2014, our professional fees decreased primarily due to higher legal fees in 2013 and our concerted effort to reduce consulting fees.

Provision for bad debts — Our provision for bad debts was higher in 2013, primarily as a result of collection issues we experienced in our Puerto Rico operations.

Other — Our continued focus on controlling costs resulted in year-over-year declines in (i) advertising, (ii) seminars and education and (iii) travel and entertainment costs.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three-month periods ended March 31 (dollars in millions):

			Period-to- Period
	2014	2013	Change
Depreciation of tangible property and equipment	$213	$209	$4	1.9%
Amortization of landfill airspace	84	96	(12)	(12.5)
Amortization of intangible assets	20	18	2	11.1

	$317	$323	$(6)	(1.9)%

Income from Operations

The following table summarizes income from operations for the three-month periods ended March 31 (dollars in millions):

			Period-to- Period
	2014	2013	Change
Solid Waste:
Tier 1	$218	$207	11	5.3%
Tier 2	284	298	(14)	(4.7)
Tier 3	124	109	15	13.8

Solid Waste	626	614	12	2.0
Wheelabrator	34	9	25	*
Other	(18)	(41)	23	(56.1)
Corporate and Other	(173)	(180)	7	(3.9)

Total	$469	$402	$67	16.7%

*	Percentage change does not provide a meaningful comparison.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three months ended March 31, 2014 as compared with the prior year period are summarized below:

•	Our base business, excluding recycling, benefited from internal revenue growth, as well as from increased fuel recovery;

•	Our recycling business contributed unfavorably compared to the prior year period principally due to: (i) lower market prices for recyclable commodities and (ii) lower volumes. These unfavorable variances were partially offset by reduced costs driven in part by: (i) increased efforts to reduce controllable recycling rebates paid to customers; (ii) better alignment of rebate structures to commodity prices for new recycling contracts and (iii) ongoing business improvement efforts around inbound quality control;

•	Adverse weather in the current period resulted in lower income from operations primarily in Tier 2;

•	The accretive benefits of the RCI operations, which is included in Tier 3;

•	A retroactive CNG excise fuel tax credit in 2013 coupled with the expiration of the credit for 2014 increased year-over-year fuel expense; and

•	Higher bad debt expense in 2013 as a result of collection issues we experienced in our Puerto Rico operations, which is included in Tier 3.

Significant items affecting the comparability of the remaining components of our results of operations for the three months ended March 31, 2014 are summarized below:

Wheelabrator — The increase in income from operations of our Wheelabrator business was driven almost entirely by higher electricity prices at our merchant waste-to-energy facilities due to the exceptionally cold winter conditions in the first three months in 2014 as compared with same prior year period. Other items contributing to the variability included (i) increased metal and steam sales; (ii) higher depreciation cost related to a lease renewal and (iii) increased property taxes.

Other — Significant items affecting the comparability of results for the periods presented include:

•	Improved results in our Strategic Business Solutions as a result of our system and process enhancements; and

•	Improved results in our renewable energy business principally driven by favorable weather related prices.

Corporate and Other — The most significant item affecting the comparability of expenses for the periods presented was increased group insurance costs.

Equity in Net Losses of Unconsolidated Entities

We recognized “Equity in net losses of unconsolidated entities” of $9 million and $8 million for the three months ended March 31, 2014 and 2013, respectively. These losses are primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 13 to the Condensed Consolidated Financial Statements for more information related to these investments.

Other, net

We recognized other, net expense of $3 million and $11 million for the three months ended March 31, 2014 and 2013, respectively. In the first quarter of 2014, we sold our investment in SEG, which was part of our Wheelabrator business. We received cash proceeds from the sale of $155 million. The losses recognized related to the sale were not material. During the first quarter of 2013, we recognized impairment charges of $11 million relating to other-than-temporary declines in the value of investments in waste diversion technology companies accounted for under the cost method. We wrote down the carrying value of our investments to their fair value based on third-party investors’ recent transactions in these securities.

Provision for Income Taxes

We recorded a provision for income taxes of $99 million during the first quarter of 2014, representing an effective income tax rate of 29.6%, compared with a provision for income taxes of $86 million during the first quarter of 2013, representing an effective income tax rate of 32.8%.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes for the three-month periods ended March 31, 2014 and 2013 by $11 million and $10 million, respectively. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments. Our 2014 provision for income taxes further benefited from a revaluation of deferred taxes and utilization of state net operating losses due to a state law change.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $9 million and $8 million for the three months ended March 31, 2014 and 2013, respectively. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator business. Refer to Note 13 to the Condensed Consolidated Financial Statements for information related to the consolidation of these variable interest entities.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$339	$58

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$125	$125
Tax-exempt bond funds	15	27
Other	11	15

Total restricted trust and escrow accounts	$151	$167

Debt:
Current portion	$1,216	$726
Long-term portion	8,978	9,500

Total debt	$10,194	$10,226

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$54	$59

As of March 31, 2014, we had (i) $498 million of debt maturing within the next 12 months, including $350 million of 6.375% senior notes that mature in March 2015 and $82 million of tax-exempt bonds; (ii) $790 million of borrowings and advances outstanding under the U.S. revolving credit facility (“$2.25 billion revolving credit facility”) and (iii) $874 million of tax-exempt borrowings subject to repricing within the next 12 months. Of the $790 million of borrowings outstanding under our $2.25 billion revolving credit facility, we have classified $370 million of these borrowings as long-term because we intend and have the ability to refinance or maintain these borrowings on a long-term basis. Based on our intent and ability to refinance other portions of our current obligations on a long-term basis as of March 31, 2014, including through use of forecasted available capacity under our $2.25 billion revolving credit facility, we have classified an additional $576 million of debt as long-term. The remaining $1.2 billion, including $420 million of outstanding borrowings under our $2.25 billion revolving credit facility, is classified as current obligations.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three-month periods ended March 31 (in millions):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$584	$577

Net cash used in investing activities	$(122)	$(421)

Net cash used in financing activities	$(179)	$(41)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows in the first quarter of 2014 as compared with the first quarter of 2013 are summarized below:

•	Increase in earnings — Our income from operations, excluding depreciation and amortization, increased by $61 million, on a year-over-year basis.

•	Increase in bonus payments — Payments for our annual incentive plans are typically paid in the first quarter of the year for the prior year. Our cash flow from operations was unfavorably impacted by approximately $73 million on a year-over-year basis, as the annual incentive plan payments made in the first quarter of 2014 were significantly higher than the payments made in the first quarter of 2013.

•	Forward-starting swaps — During the first quarter of 2014, the forward-starting interest rate swaps associated with the anticipated issuance of senior notes in 2014 matured, and we paid cash of $36 million to settle the liabilities related to the swaps. This cash payment has been classified as a change in “Accounts payable and accrued liabilities” within “Net cash provided by operating activities” in the Condensed Consolidated Statement of Cash Flows.

•	Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was favorably impacted by $55 million on a year-over-year basis by changes in our working capital accounts. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable changes, which are affected by both cost changes and timing of payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three-month periods ended March 31, 2014 and 2013 are summarized below:

•	Capital expenditures — We used $266 million during each of the first quarters of 2014 and 2013 for capital expenditures. Approximately $167 million of our capital expenditures accrued in the fourth quarter of 2013 were paid in cash in the first quarter of 2014 compared with approximately $171 million of our capital expenditures accrued in the fourth quarter of 2012 that were paid in cash in the first quarter of 2013.

•	Acquisitions — Our spending on acquisitions was $11 million in the first quarter of 2014 compared with $180 million in the first quarter of 2013. In 2013, our acquisitions consisted primarily of the recycling operations of Greenstar, for which we paid $170 million.

•	Divestitures — In the first quarter of 2014, we sold our investment in SEG and received cash proceeds of $155 million.

Net Cash Used in Financing Activities — During the first quarter of 2014, net cash used in financing activities was $179 million, compared with $41 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the three-month periods ended March 31, 2014 and 2013 are summarized below:

•	Debt borrowings (repayments) — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Three Months Ended March 31,
	2014	2013
Borrowings:
U.S. revolving credit facility	$870	$225
Canadian credit facility and term loan	19	—
Capital leases and other debt	24	19

	$913	$244

Repayments:
U.S. revolving credit facility	$(500)	$(125)
Canadian credit facility and term loan	(44)	—
Senior notes	(350)	—
Capital leases and other debt	(34)	(26)

	$(928)	$(151)

Net borrowings (repayments)	$(15)	$93

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•	Dividend payments — We paid $174 million in cash dividends in the first quarter of 2014 compared with $170 million in the first quarter of 2013. The increase in dividend payments is primarily due to our quarterly per share dividend declared increasing from $0.365 in 2013 to $0.375 in 2014.

•	Share repurchases — In February 2014, the Board of Directors authorized up to $600 million in future share repurchases; however, no share repurchases were made in the first quarter of 2014.

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

The acceleration of depreciation deductions related to qualifying capital expenditures in 2013 decreased our 2013 cash taxes by approximately $70 million. However, taking accelerated depreciation deductions results in increased cash taxes in subsequent periods when the depreciation deductions related to the capital expenditures would have otherwise been taken. Overall, the effect of all applicable years’ bonus depreciation programs results in increased cash taxes of $40 million in 2013 and $95 million in 2014.

Uncertain Tax Positions — We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that approximately $9 million of liabilities for unrecognized tax benefits, including accrued interest, and $3 million of related deferred tax assets may be reversed within the next 12 months. The anticipated reversals are primarily related to state tax items, none of which are material, and are expected to result from the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2014, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Inflation

While inflationary increases in costs have affected our income from operations margins in recent years, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, a portion of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of March 31, 2014, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

Information regarding our legal proceedings can be found under the “Environmental Matters” and “Litigation” sections of Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 in response to Item 1A to Part I of Form 10-K.

Item 4.	Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6.	Exhibits.

Exhibit No.		Description

10.1	—	Form of 2014 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 12, 2014].

10.2	—	Waste Management, Inc. 409A Deferral Savings Plan as Amended and Restated effective January 1, 2014.

31.1	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 24, 2014