Form 10-Q
period 2014-06-30
WASTE MANAGEMENT INC
filed 2014-07-29
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 22, 2014 was 466,401,578 (excluding treasury shares of 163,880,883).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137	$58
Accounts receivable, net of allowance for doubtful accounts of $32 and $33, respectively	1,710	1,699
Other receivables	87	111
Investment in unconsolidated entity	—	177
Parts and supplies	166	178
Deferred income taxes	106	113
Other assets	149	163

Total current assets	2,355	2,499
Property and equipment, net of accumulated depreciation and amortization of $16,998 and $16,723, respectively	12,031	12,344
Goodwill	6,094	6,070
Other intangible assets, net	493	529
Investments in unconsolidated entities	419	414
Other assets	787	747

Total assets	$22,179	$22,603

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$692	$744
Accrued liabilities	1,031	1,069
Deferred revenues	471	475
Current portion of long-term debt	786	726

Total current liabilities	2,980	3,014
Long-term debt, less current portion	9,011	9,500
Deferred income taxes	1,796	1,842
Landfill and environmental remediation liabilities	1,540	1,518
Other liabilities	705	727

Total liabilities	16,032	16,601

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,624	4,596
Retained earnings	6,376	6,289
Accumulated other comprehensive income	135	154
Treasury stock at cost, 164,396,943 and 165,961,646 shares, respectively	(5,288)	(5,338)

Total Waste Management, Inc. stockholders’ equity	5,853	5,707
Noncontrolling interests	294	295

Total equity	6,147	6,002

Total liabilities and equity	$22,179	$22,603

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues	$3,561	$3,526	$6,957	$6,862

Costs and expenses:
Operating	2,301	2,311	4,533	4,520
Selling, general and administrative	353	353	728	743
Depreciation and amortization	339	339	656	662
Restructuring	1	2	2	10
(Income) expense from divestitures, asset impairments and unusual items	35	11	37	15

	3,029	3,016	5,956	5,950

Income from operations	532	510	1,001	912

Other income (expense):
Interest expense, net	(115)	(121)	(236)	(242)
Equity in net losses of unconsolidated entities	(13)	(8)	(22)	(16)
Other, net	(2)	2	(5)	(9)

	(130)	(127)	(263)	(267)

Income before income taxes	402	383	738	645
Provision for income taxes	180	127	279	213

Consolidated net income	222	256	459	432
Less: Net income attributable to noncontrolling interests	12	12	21	20

Net income attributable to Waste Management, Inc.	$210	$244	$438	$412

Basic earnings per common share	$0.45	$0.52	$0.94	$0.88

Diluted earnings per common share	$0.45	$0.52	$0.94	$0.88

Cash dividends declared per common share	$0.375	$0.365	$0.75	$0.73

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated net income	$222	$256	$459	$432

Other comprehensive income (loss), net of taxes:
Derivative instruments, net	4	12	(2)	10
Available-for-sale securities, net	2	(1)	2	—
Foreign currency translation adjustments	40	(37)	(19)	(69)
Post-retirement benefit obligation, net	—	—	—	—

Other comprehensive income (loss), net of taxes	46	(26)	(19)	(59)

Comprehensive income	268	230	440	373
Less: Comprehensive income attributable to noncontrolling interests	12	12	21	20

Comprehensive income attributable to Waste Management, Inc.	$256	$218	$419	$353

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$459	$432
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	656	662
Deferred income tax benefit	(48)	(29)
Interest accretion on landfill liabilities	43	43
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	2	(7)
Provision for bad debts	19	25
Equity-based compensation expense	29	34
Excess tax benefits associated with equity-based transactions	(1)	(7)
Net gain from disposal of assets	(25)	(10)
Effect of (income) expense from divestitures, asset impairments and unusual items and other	37	26
Equity in net losses of unconsolidated entities, net of dividends	22	16
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(8)	(4)
Other current assets	11	3
Other assets	13	(5)
Accounts payable and accrued liabilities	(16)	(32)
Deferred revenues and other liabilities	(54)	(25)

Net cash provided by operating activities	1,139	1,122

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(26)	(210)
Capital expenditures	(474)	(501)
Proceeds from divestitures of businesses and other assets (net of cash divested)	266	74
Net receipts from (deposits to) restricted trust and escrow accounts	11	(2)
Investments in unconsolidated entities	(11)	(24)
Other	(60)	(30)

Net cash used in investing activities	(294)	(693)

Cash flows from financing activities:
New borrowings	1,500	461
Debt repayments	(1,925)	(658)
Cash dividends	(349)	(341)
Exercise of common stock options	31	98
Excess tax benefits associated with equity-based transactions	1	7
Distributions paid to noncontrolling interests	(22)	(32)
Other	(2)	—

Net cash used in financing activities	(766)	(465)

Effect of exchange rate changes on cash and cash equivalents	—	(4)

Increase (decrease) in cash and cash equivalents	79	(40)
Cash and cash equivalents at beginning of period	58	194

Cash and cash equivalents at end of period	$137	$154

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
	Total	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
		Shares	Amounts				Shares	Amounts
Balance, December 31, 2013	$6,002	630,282	$6	$4,596	$6,289	$154	(165,962)	$(5,338)	$295
Consolidated net income	459	—	—	—	438	—	—	—	21
Other comprehensive income (loss), net of taxes	(19)	—	—	—	—	(19)	—	—	—
Cash dividends	(349)	—	—	—	(349)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	76	—	—	28	(2)	—	1,562	50	—
Distributions paid to noncontrolling interests	(22)	—	—	—	—	—	—	—	(22)
Other	—	—	—	—	—	—	3	—	—

Balance, June 30, 2014	$6,147	630,282	$6	$4,624	$6,376	$135	(164,397)	$(5,288)	$294

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

The Condensed Consolidated Financial Statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2014			December 31, 2013
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$92	$35	$127	$95	$35	$130
Long-term	1,352	188	1,540	1,326	192	1,518

	$1,444	$223	$1,667	$1,421	$227	$1,648

The changes to landfill and environmental remediation liabilities are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2012	$1,338	$253
Obligations incurred and capitalized	59	—
Obligations settled	(71)	(20)
Interest accretion	87	4
Revisions in estimates and interest rate assumptions	6	(6)
Acquisitions, divestitures and other adjustments	2	(4)

December 31, 2013	1,421	227
Obligations incurred and capitalized	26	—
Obligations settled	(23)	(9)
Interest accretion	43	3
Revisions in estimates and interest rate assumptions	(6)	2
Acquisitions, divestitures and other adjustments	(17)	—

June 30, 2014	$1,444	$223

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

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2014:

	June 30, 2014	December 31, 2013
U.S. revolving credit facility, maturing July 2018 (weighted average interest rate of 1.2% at June 30, 2014 and December 31, 2013)	$105	$420
Letter of credit facilities, maturing through December 2016	—	—
Canadian credit facility and term loan, maturing November 2017 (weighted average effective interest rate of 2.6% at June 30, 2014 and 2.7% at December 31, 2013)	351	414
Senior notes maturing through 2039, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 5.7% at June 30, 2014 and December 31, 2013)	6,279	6,287
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 0.04% to 5.7% (weighted average interest rate of 2.2% at June 30, 2014 and 2.3% at December 31, 2013)	2,649	2,664
Capital leases and other, maturing through 2055, interest rates up to 12%	413	441

	9,797	10,226
Current portion of long-term debt	786	726

	$9,011	$9,500

Debt Classification

As of June 30, 2014, we had (i) $517 million of debt maturing within the next 12 months, including $350 million of 6.375% senior notes that mature in March 2015 and $102 million of tax-exempt bonds; (ii) $105 million of short-term borrowings outstanding under the U.S. revolving credit facility (“$2.25 billion revolving credit facility”) and (iii) $905 million of tax-exempt borrowings subject to repricing within the next 12 months. Based on our intent and ability to refinance portions of our current obligations on a long-term basis as of June 30, 2014, including through use of forecasted available capacity under our $2.25 billion revolving credit facility, we have classified $741 million of this debt as long-term and the remaining $786 million as current obligations. The $741 million classified as long-term is less than our unused and available capacity under our $2.25 billion revolving credit facility of $1.3 billion discussed below due to expected decreases in such available capacity within the next 12 months.

Revolving Credit and Letter of Credit Facilities

As of June 30, 2014, we had an aggregate committed capacity of $2.65 billion for letters of credit under various U.S. credit facilities. Our $2.25 billion revolving credit facility expires in July 2018 and is our primary source of letter of credit capacity. Our remaining committed letter of credit capacity is provided under facilities with terms ending through December 2016. As of June 30, 2014, we had an aggregate of $1.3 billion of letters of credit outstanding under various credit facilities. Approximately $874 million of these letters of credit have been issued under our $2.25 billion revolving credit facility. As of June 30, 2014, we had outstanding borrowings under our $2.25 billion revolving credit facility of $105 million, leaving $1.3 billion of unused and available capacity.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also have a Canadian credit agreement that matures in November 2017 and provides for C$150 million of revolving credit capacity. We have the ability to issue up to C$50 million of letters of credit under the Canadian revolving credit facility, which if utilized, reduces the amount of credit capacity available for borrowings. As of June 30, 2014, we had no letters of credit or borrowings outstanding under the credit facility.

Debt Borrowings and Repayments

$2.25 Billion Revolving Credit Facility — During the first half of 2014, we made net repayments of $315 million under our $2.25 billion revolving credit facility with available cash.

Canadian Credit Facility and Term Loan — We repaid C$65 million, or $60 million, of net advances under our Canadian credit facility and term loan during the six months ended June 30, 2014 with available cash.

Senior Notes — In March 2014, we repaid $350 million of 5.0% senior notes that matured in March 2014 with borrowings under our $2.25 billion revolving credit facility. In May 2014, we issued $350 million of 3.5% senior notes due May 15, 2024. The net proceeds from the debt issuance were $347 million, all of which were used to repay borrowings under our $2.25 billion revolving credit facility.

Tax-Exempt Bonds — During the six months ended June 30, 2014, we repaid $15 million of tax-exempt bonds with available cash.

4.	Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
Foreign currency derivatives	Long-term other assets	$1	$2

Total derivative assets		$1	$2

Electricity commodity derivatives	Current accrued liabilities	$1	$3
Foreign currency derivatives	Current accrued liabilities	2	—
Interest rate derivatives	Current accrued liabilities	—	28

Total derivative liabilities		$3	$31

We have not offset fair value amounts recognized for our derivative instruments. For information related to the inputs used to measure our derivative assets and liabilities at fair value, refer to Note 12.

Fair Value Hedges

Interest Rate Swaps

In prior years, we entered into interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. We designated these interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $51 million as of June 30, 2014 and $59 million as of December 31, 2013. These fair value adjustments to long-term debt are being amortized as a reduction to interest expense using the effective interest method over the remaining term of the related senior notes, which extend through 2028. We recognized benefits to interest expense associated with the amortization of our terminated interest rate swaps of $3 million and $5 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $8 million and $10 million for the six-month periods ended June 30, 2014 and 2013, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

Forward-Starting Interest Rate Swaps

During the first quarter of 2014, forward-starting interest rate swaps with a notional value of $175 million matured and we paid cash of $36 million to settle the associated liabilities. These swaps were designated as cash flow hedges and had been executed in prior years to hedge the risk of changes in semi-annual interest payments due to fluctuations in the forward ten-year LIBOR swap rate for an anticipated fixed-rate debt issuance that occurred in May 2014. Accordingly, the effective portion of the loss associated with the matured forward-starting swaps has been deferred as a component of “Accumulated other comprehensive income” and is being amortized to interest expense over the ten-year term of the related senior notes. The ineffectiveness realized during the second quarter of 2014 was not material.

At June 30, 2014 and December 31, 2013, our “Accumulated other comprehensive income” included $53 million and $34 million, respectively, of after-tax deferred losses related to all terminated swaps. These losses are being amortized as an increase to interest expense using the effective interest method over the ten-year term of the related senior notes, which extend through 2024. As of June 30, 2014, $11 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months for these previously terminated swaps.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. As of June 30, 2014, we had foreign exchange cross currency swaps outstanding for all of the anticipated cash flows associated with intercompany loans from WM Holdings to the wholly-owned Canadian subsidiaries. The hedged cash flows as of June 30, 2014 include C$370 million of total notional value. The scheduled principal payments of the loan and the related swaps are as follows: C$70 million due on October 31, 2016, C$150 million due on October 31, 2017 and C$150 million due on October 31, 2018. We designated these cross currency swaps as cash flow hedges. Gains or losses resulting from the remeasurement of the underlying non-functional currency intercompany loan are recognized in current earnings in the same financial statement line item as offsetting gains or losses on the related cross currency swaps.

Electricity Commodity Derivatives

We use short-term “receive fixed, pay variable” electricity commodity swaps to reduce the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 1.73 million megawatt hours, or approximately 56%, of Wheelabrator’s full year 2013 merchant electricity sales and the swaps executed through June 30, 2014 are expected to hedge approximately 482,000 megawatt hours, or approximately 16%, of Wheelabrator’s full year 2014 merchant electricity sales. For each of the three- and six-month periods ended June 30, 2014, we hedged 17% of Wheelabrator’s merchant electricity sales. For the three- and six-month periods ended June 30, 2013, we hedged 56% and 54%, respectively, of Wheelabrator’s merchant electricity sales.

There was no significant ineffectiveness associated with our cash flow hedges during the three and six months ended June 30, 2014 or 2013. Refer to Note 11 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

Credit-Risk-Related Contingent Features

Our interest rate derivative instruments have in the past, and may in the future, contain provisions related to the Company’s credit rating. These provisions generally provide that if the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of June 30, 2014 and December 31, 2013, we did not have any interest rate derivatives outstanding that contained these credit-risk-related features.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2014 was 44.7% and 37.8%, respectively, compared with 33.2% and 33.0%, for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2014 was primarily due to the divestiture of our Puerto Rico operations and certain other collection and landfill assets. We recognized a $25 million loss on the divestment as discussed in Notes 9 and 10. No tax benefit was recorded in connection with the loss. In addition, we incurred $32 million of tax charges to repatriate accumulated cash prior to the divestment. Also contributing to the difference for the three and six months ended June 30, 2014 was the unfavorable impact of state and local income taxes offset, in part, by the favorable impact of federal tax credits and the utilization of capital loss carryovers. The six month period also benefited from the revaluation of our deferred taxes and utilization of state net operating losses resulting from a change in state law. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2013 was primarily due to the favorable impact of federal tax credits and tax audit settlements offset, in part, by the unfavorable impact of state and local income taxes and tax implications related to impairments.

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility in North Dakota. The facility’s refinement processes qualify for federal tax credits that are expected to be realized through 2019 in accordance with Section 45 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. We recognized $2 million of net losses resulting from our share of the entity’s operating losses during both the three and six months ended June 30, 2014, and $2 million and $3 million during the three and six months ended June 30, 2013, respectively. Our tax provision was reduced by $5 million and $8 million for the three and six months ended June 30, 2014, respectively, and by $6 million and $9 million for the three and six months ended June 30, 2013, respectively, primarily as a result of tax credits realized from this investment. See Note 13 for additional information related to this investment.

Investment in Low-Income Housing Properties — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the three and six months ended June 30, 2014, we recognized $6 million and $12 million of losses relating to our equity investment in this entity, $2 million and $3 million of interest expense, and a reduction in our tax provision of $9 million (including $6 million of tax credits) and $17 million (including $11 million of tax credits), respectively. During the three and six months ended June 30, 2013, we recognized $6 million and $12 million of losses relating to our equity investment in this entity, $2 million and $3 million of interest expense, and a reduction in our tax provision of $10 million (including $7 million of tax credits) and $17 million (including $11 million of tax credits), respectively. See Note 13 for additional information related to this investment.

Bonus Depreciation — The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and included an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital expenditures on property placed in service before January 1, 2014 were depreciated immediately. The acceleration of deductions on 2013 qualifying capital expenditures resulting from the bonus depreciation provisions had no impact on our effective income tax rate for 2013 although it reduced our cash taxes.

6.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Number of common shares outstanding at end of period	465.9	468.1	465.9	468.1
Effect of using weighted average common shares outstanding	—	(0.2)	(0.3)	(1.3)

Weighted average basic common shares outstanding	465.9	467.9	465.6	466.8
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.1	1.5	1.9	1.3

Weighted average diluted common shares outstanding	468.0	469.4	467.5	468.1

Potentially issuable shares	13.8	13.6	13.8	13.6
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.8	1.2	2.8	3.2

7.	Commitments and Contingencies

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties in connection with both consolidated and unconsolidated entities. Guarantee agreements outstanding as of June 30, 2014 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $9 million and (ii) agreements guaranteeing certain market value losses for approximately 825 homeowners’ properties adjacent to or near 20 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher than the $223 million recorded in the Condensed Consolidated Financial Statements as of June 30, 2014. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2014, we had been notified by the government that we are a PRP in connection with 75 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

Additionally, on April 30, 2014, the United States District Court for the District of Hawaii issued an indictment against Waste Management of Hawaii, Inc. (“WMHI”) and two employees of WMHI. The United States Attorney’s Office for the District of Hawaii had been investigating water discharges at the Waimanalo Gulch Sanitary Landfill, which WMHI operates for the city and county of Honolulu, in connection with three major rainstorms in December 2010 and January 2011. The indictment alleges violations of the federal Clean Water Act, conspiracy and making false statements to the Hawaii Department of Health and the EPA. We are vigorously defending against this action. Given the early stage of this case and significant issues in dispute, we cannot currently predict an outcome or estimate a range of loss, but we could potentially be subject to sanctions, including requirements to pay monetary penalties.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

One of the most significant multiemployer pension plans in which we have participated is the Central States, Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”). The Central States Pension Plan is in “critical status,” as defined by the Pension Protection Act of 2006. Since 2008, certain of our affiliates have bargained to remove covered employees from the Central States Pension Plan, resulting in a series of withdrawals, and we have recognized charges to “Operating” expense associated with the withdrawal of certain bargaining units from the Central States Pension Plan and other underfunded multiemployer pension plans. In October 2011, employees at the last of our affiliates with active participants in the Central States Pension Plan voted to decertify the union that represented them, withdrawing themselves from the Central States Pension Plan. The Company believes there are no collective bargaining agreements remaining that require continuing contributions to this plan; however, this point is the subject of pending litigation with the trustees for the Central States Pension Plan.

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

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2013 and 2014 and expect these audits to be completed within the next nine and 21 months, respectively. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2005, with the exception of affirmative claims in one jurisdiction that date back to 2000. We are not currently under audit in Canada and all tax years prior to 2009 are closed. In July 2011, we acquired Oakleaf Global Holdings (“Oakleaf”), which is subject to potential IRS examinations for the years 2010 and 2011. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition period tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
June 30, 2014
Solid Waste:
Tier 1	$885	$(138)	$747	$223
Tier 2	1,650	(310)	1,340	335
Tier 3	911	(151)	760	149

Solid Waste	3,446	(599)	2,847	707
Wheelabrator	206	(25)	181	20
Other	551	(18)	533	(29)

	4,203	(642)	3,561	698
Corporate and Other	—	—	—	(166)

Total	$4,203	$(642)	$3,561	$532

June 30, 2013
Solid Waste:
Tier 1	$891	$(144)	$747	$221
Tier 2	1,641	(313)	1,328	325
Tier 3	871	(139)	732	131

Solid Waste	3,403	(596)	2,807	677
Wheelabrator	215	(27)	188	4
Other	554	(23)	531	(27)

	4,172	(646)	3,526	654
Corporate and Other	—	—	—	(144)

Total	$4,172	$(646)	$3,526	$510

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Six Months Ended:
June 30, 2014
Solid Waste:
Tier 1	$1,735	$(267)	$1,468	$441
Tier 2	3,152	(578)	2,574	619
Tier 3	1,758	(286)	1,472	273

Solid Waste	6,645	(1,131)	5,514	1,333
Wheelabrator	436	(52)	384	54
Other	1,098	(39)	1,059	(47)

	8,179	(1,222)	6,957	1,340
Corporate and Other	—	—	—	(339)

Total	$8,179	$(1,222)	$6,957	$1,001

June 30, 2013
Solid Waste:
Tier 1	$1,734	$(277)	$1,457	$428
Tier 2	3,157	(588)	2,569	623
Tier 3	1,697	(267)	1,430	240

Solid Waste	6,588	(1,132)	5,456	1,291
Wheelabrator	420	(54)	366	13
Other	1,088	(48)	1,040	(68)

	8,096	(1,234)	6,862	1,236
Corporate and Other	—	—	—	(324)

Total	$8,096	$(1,234)	$6,862	$912

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Acquisitions and Divestitures

Acquisitions

Greenstar, LLC — On January 31, 2013, we paid $170 million inclusive of certain adjustments to acquire Greenstar, LLC (“Greenstar”). Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018, of which $20 million is guaranteed. The remaining $20 million of this consideration is contingent, based on changes in certain recyclable commodity indexes, and had an estimated fair value at closing of $16 million. Greenstar was an operator of recycling and resource recovery facilities. This acquisition provides the Company’s customers with greater access to recycling solutions, having supplemented our extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers.

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

The allocation of the purchase price for the RCI acquisition is final. The following table presents the adjustments since the acquisition date to the allocation of the purchase price for RCI (in millions):

	RCI
	July 5, 2013	Adjustments	June 30, 2014
Accounts and other receivables	$32	$—	$32
Property and equipment	118	(1)	117
Goodwill	177	14	191
Other intangible assets	169	—	169
Deferred revenues	(4)	—	(4)
Landfill and environmental remediation liabilities	(1)	—	(1)
Deferred income taxes, net	—	(14)	(14)
Long-term debt, less current portion	(4)	1	(3)

Total purchase price	$487	$—	$487

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the final allocation of the purchase price for RCI to other intangible assets (amounts in millions, except for amortization periods):

	RCI
	Amount	Weighted Average Amortization Periods (in Years)
Customer relationships	$162	15.0
Trade name	7	5.0

Total other intangible assets subject to amortization	$169	14.6

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Greenstar and RCI occurred at January 1, 2013 (in millions, except per share amounts):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Operating revenues	$3,572	$6,963
Net income attributable to Waste Management, Inc.	245	413
Basic earnings per common share	0.52	0.88
Diluted earnings per common share	0.52	0.88

Divestitures

In the second quarter of 2014, we sold our Puerto Rico operations and certain other collection and landfill assets which were included in Tier 3 and Tier 1, respectively, of our Solid Waste business. We received proceeds from the sale of $80 million, consisting of $65 million of cash and $15 million of preferred stock. The loss recognized related to the sale was $25 million and is recorded in “(Income) expense from divestitures, asset impairments and unusual items” in our Condensed Consolidated Statement of Operations.

10.	Asset Impairments and Unusual Items

(Income) expense from divestitures, asset impairments and unusual items

During the first half of 2014, we recognized net charges of $37 million, primarily related to a $25 million loss on the divestiture of our Puerto Rico operations and certain other collection and landfill assets as discussed further in Note 9 and a $12 million impairment charge due to the decision to close a waste processing facility.

During the first half of 2013, we recognized net charges of $15 million, primarily related to a $14 million impairment charge at a waste-to-energy facility as a result of projected operating losses. We wrote down the carrying value of the facility’s property, plant and equipment to its estimated fair value. Also included are (i) $6 million of losses on divestitures related to investments in oil and gas producing properties and (ii) $4 million of charges primarily to impair goodwill related to certain of our operations, which are included in our “Other” operations in Note 8. These charges were offset, in part, by gains on divestitures of $9 million, largely attributable to the sale of a transfer station in our Greater Mid-Atlantic Area.

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

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing debits to accumulated other comprehensive income):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2013	$(62)	$6	$208	$2	$154
Other comprehensive income (loss) before reclassifications net of tax expense (benefit) of $(7), $1, $0 and $0, respectively	(11)	2	(2)	—	(11)
Amounts reclassified from accumulated other comprehensive income net of tax (expense) benefit of $6, $0, $0 and $0, respectively	9	—	(17)	—	(8)

Net current period other comprehensive income (loss)	(2)	2	(19)	—	(19)

Balance, June 30, 2014	$(64)	$8	$189	$2	$135

The amounts of other comprehensive income (loss) before reclassifications associated with our cash flow derivative instruments are as follows (in millions):

	Amount of Derivative Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedges	2014	2013	2014	2013
Forward-starting interest rate swaps	$—	$10	$(8)	$12
Foreign currency derivatives	(12)	12	(2)	19
Electricity commodity derivatives	2	4	(8)	(6)

Total before tax	(10)	26	(18)	25
Tax (expense) benefit	4	(10)	7	(10)

Net of tax	$(6)	$16	$(11)	$15

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	Amount Reclassified from Accumulated Other Comprehensive Income				Statement of Operations Classification
	Three Months Ended June 30,		Six Months Ended June 30,
Detail About Accumulated Other Comprehensive Income Components	2014	2013	2014	2013
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(4)	$(2)	$(5)	$(4)	Interest expense
Treasury rate locks	—	(1)	(1)	(1)	Interest expense
Foreign currency derivatives	(13)	11	—	19	Other, net
Electricity commodity derivatives	—	(1)	(9)	(6)	Operating revenues

	(17)	7	(15)	8	Total before tax
	7	(3)	6	(3)	Tax (expense) benefit

Total reclassifications for the period	$(10)	$4	$(9)	$5	Net of tax

12.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at June 30, 2014 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$83	$83	$—	$—
Fixed-income securities	37	—	37	—
Redeemable preferred stock	40	—	—	40
Foreign currency derivatives	1	—	1	—

Total assets	$161	$83	$38	$40

Liabilities:
Electricity commodity derivatives	$1	$—	$1	$—
Foreign currency derivatives	2	—	2	—

Total liabilities	$3	$—	$3	$—

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 31, 2013 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$99	$99	$—	$—
Fixed-income securities	36	—	36	—
Redeemable preferred stock	25	—	—	25
Foreign currency derivatives	2	—	2	—

Total assets	$162	$99	$38	$25

Liabilities:
Interest rate derivatives	$28	$—	$28	$—
Electricity commodity derivatives	3	—	3	—

Total liabilities	$31	$—	$31	$—

(a)

Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value currently available. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow analysis, third-party appraisals or industry multiples and public comparables. The increase in the fair value of our redeemable preferred stock at June 30, 2014 compared to December 31, 2013 is related to $15 million of preferred stock acquired in conjunction with the sale of our Puerto Rico operations and certain other collection and landfill assets, which is discussed in Note 9. There has not been any significant change in the fair value of the redeemable preferred stock outstanding at December 31, 2013 since our assessment at that time.

Fair Value of Debt

At June 30, 2014, the carrying value of our debt was approximately $9.8 billion compared with approximately $10.2 billion at December 31, 2013. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 4.

The estimated fair value of our debt was approximately $11.0 billion at both June 30, 2014 and December 31, 2013. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2014 and December 31, 2013. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

Income, losses and cash flows of the LLCs are allocated to the members based on their initial equity ownership percentages until Hancock and CIT achieve targeted returns on their initial capital investments in each respective LLC. All allocations made through June 30, 2014 have been based on initial equity ownership percentages as the target returns have not yet been achieved for either LLC. We currently expect Hancock and CIT to achieve their targeted return on LLC II in early 2015 and Hancock to achieve its targeted return on LLC I in mid-2015. After the investors have achieved their targeted returns, the LLC agreements provide that we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20%.

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

As of June 30, 2014 and December 31, 2013, our Condensed Consolidated Balance Sheets included $278 million and $284 million, respectively, of net property and equipment associated with the LLCs’ waste-to-energy facilities and $243 million and $239 million, respectively, in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. We recognized reductions in consolidated earnings of $10 million and $21 million for the three and six months ended June 30, 2014, respectively, and $11 million and $22 million for the three and six months ended June 30, 2013, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings, which are included in our consolidated net income. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

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

Through June 30, 2014, we had funded approximately £18 million, or $31 million, through loans and less than $1 million through equity contributions. These amounts are included in our Condensed Consolidated Balance Sheet as long-term “Other assets” and “Investments in unconsolidated entities,” respectively. In addition to the funding commitments described above, the JV has entered into certain foreign currency and interest rate derivatives at the direction of the Norfolk County Council (the “Council”), which awarded the project to the JV. The losses incurred on these derivatives will ultimately be recoverable from the Council under the terms of the project, and accordingly, are not reflected in our “Equity in net losses of unconsolidated entities.”

Following delays in obtaining planning approval, the Council held a special meeting on April 7, 2014 and voted to terminate the project agreement with the JV. The JV then exercised its right to accelerate the effective date of the project agreement’s termination to May 16, 2014. The Council now is obligated to reimburse the JV up to £34 million, or $58 million, based on the exchange rate as of June 30, 2014, in termination fees and reimbursements required by its agreements with the JV. As a result, any impairment resulting from the termination of the project that we record on account of our interest in the JV will not be material.

Investment in Refined Coal Facility — In January 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. As of June 30, 2014 and December 31, 2013, our investment balance was $33 million and $27 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Required capital contributions commenced in the first quarter of 2013 and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Low-Income Housing Properties — In April 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At June 30, 2014 and December 31, 2013, our investment balance was $116 million and $129 million, respectively, and our debt balance was $116 million and $128 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheet. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.” These trusts had a fair value of $128 million at June 30, 2014 and $125 million at December 31, 2013. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheet, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $112 million and $110 million as of June 30, 2014 and December 31, 2013, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2014

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$137	$—	$137
Other current assets	—	6	2,212	—	2,218

	—	6	2,349	—	2,355
Property and equipment, net	—	—	12,031	—	12,031
Investments in and advances to affiliates	11,924	16,774	4,993	(33,691)	—
Other assets	42	27	7,724	—	7,793

Total assets	$11,966	$16,807	$27,097	$(33,691)	$22,179

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$456	$—	$330	$—	$786
Accounts payable and other current liabilities	77	13	2,104	—	2,194

	533	13	2,434	—	2,980
Long-term debt, less current portion	5,580	449	2,982	—	9,011
Other liabilities	—	—	4,041	—	4,041

Total liabilities	6,113	462	9,457	—	16,032
Equity:
Stockholders’ equity	5,853	16,345	17,346	(33,691)	5,853
Noncontrolling interests	—	—	294	—	294

	5,853	16,345	17,640	(33,691)	6,147

Total liabilities and equity	$11,966	$16,807	$27,097	$(33,691)	$22,179

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2014

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,561	$—	$3,561
Costs and expenses	—	(34)	3,063	—	3,029

Income from operations	—	34	498	—	532

Other income (expense):
Interest expense, net	(87)	(8)	(20)	—	(115)
Equity in earnings of subsidiaries, net of taxes	262	233	—	(495)	—
Other, net	—	—	(15)	—	(15)

	175	225	(35)	(495)	(130)

Income before income taxes	175	259	463	(495)	402
Provision for (benefit from) income taxes	(35)	(3)	218	—	180

Consolidated net income	210	262	245	(495)	222
Less: Net income attributable to noncontrolling interests	—	—	12	—	12

Net income attributable to Waste Management, Inc.	$210	$262	$233	$(495)	$210

Three Months Ended June 30, 2013

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,526	$—	$3,526
Costs and expenses	—	1	3,015	—	3,016

Income from operations	—	(1)	511	—	510

Other income (expense):
Interest expense, net	(91)	(8)	(22)	—	(121)
Equity in earnings of subsidiaries, net of taxes	299	305	—	(604)	—
Other, net	—	—	(6)	—	(6)

	208	297	(28)	(604)	(127)

Income before income taxes	208	296	483	(604)	383
Provision for (benefit from) income taxes	(36)	(3)	166	—	127

Consolidated net income	244	299	317	(604)	256
Less: Net income attributable to noncontrolling interests	—	—	12	—	12

Net income attributable to Waste Management, Inc.	$244	$299	$305	$(604)	$244

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2014

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$6,957	$—	$6,957
Costs and expenses	—	(34)	5,990	—	5,956

Income from operations	—	34	967	—	1,001

Other income (expense):
Interest expense, net	(174)	(16)	(46)	—	(236)
Equity in earnings of subsidiaries, net of taxes	543	519	—	(1,062)	—
Other, net	—	—	(27)	—	(27)

	369	503	(73)	(1,062)	(263)

Income before income taxes	369	537	894	(1,062)	738
Provision for (benefit from) income taxes	(69)	(6)	354	—	279

Consolidated net income	438	543	540	(1,062)	459
Less: Net income attributable to noncontrolling interests	—	—	21	—	21

Net income attributable to Waste Management, Inc.	$438	$543	$519	$(1,062)	$438

Six Months Ended June 30, 2013

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$6,862	$—	$6,862
Costs and expenses	—	1	5,949	—	5,950

Income from operations	—	(1)	913	—	912

Other income (expense):
Interest expense, net	(180)	(16)	(46)	—	(242)
Equity in earnings of subsidiaries, net of taxes	521	532	—	(1,053)	—
Other, net	—	—	(25)	—	(25)

	341	516	(71)	(1,053)	(267)

Income before income taxes	341	515	842	(1,053)	645
Provision for (benefit from) income taxes	(71)	(6)	290	—	213

Consolidated net income	412	521	552	(1,053)	432
Less: Net income attributable to noncontrolling interests	—	—	20	—	20

Net income attributable to Waste Management, Inc.	$412	$521	$532	$(1,053)	$412

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2014
Comprehensive income	$213	$262	$288	$(495)	$268
Less: Comprehensive income attributable to noncontrolling interests	—	—	12	—	12

Comprehensive income attributable to Waste Management, Inc.	$213	$262	$276	$(495)	$256

Three Months Ended June 30, 2013
Comprehensive income	$252	$299	$283	$(604)	$230
Less: Comprehensive income attributable to noncontrolling interests	—	—	12	—	12

Comprehensive income attributable to Waste Management, Inc.	$252	$299	$271	$(604)	$218

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Six Months Ended June 30, 2014
Comprehensive income	$437	$543	$522	$(1,062)	$440
Less: Comprehensive income attributable to noncontrolling interests	—	—	21	—	21

Comprehensive income attributable to Waste Management, Inc.	$437	$543	$501	$(1,062)	$419

Six Months Ended June 30, 2013
Comprehensive income	$422	$521	$483	$(1,053)	$373
Less: Comprehensive income attributable to noncontrolling interests	—	—	20	—	20

Comprehensive income attributable to Waste Management, Inc.	$422	$521	$463	$(1,053)	$353

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$438	$543	$540	$(1,062)	$459
Equity in earnings of subsidiaries, net of taxes	(543)	(519)	—	1,062	—
Other adjustments	(39)	—	719	—	680

Net cash provided by (used in) operating activities	(144)	24	1,259	—	1,139

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(26)	—	(26)
Capital expenditures	—	—	(474)	—	(474)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	42	224	—	266
Net receipts from restricted trust and escrow accounts and other, net	—	—	(60)	—	(60)

Net cash provided by (used in) investing activities	—	42	(336)	—	(294)

Cash flows from financing activities:
New borrowings	1,367	—	133	—	1,500
Debt repayments	(1,685)	—	(240)	—	(1,925)
Cash dividends	(349)	—	—	—	(349)
Exercise of common stock options	31	—	—	—	31
Distributions paid to noncontrolling interests and other	1	—	(24)	—	(23)
(Increase) decrease in intercompany and investments, net	779	(66)	(713)	—	—

Net cash provided by (used in) financing activities	144	(66)	(844)	—	(766)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	—	79	—	79
Cash and cash equivalents at beginning of period	—	—	58	—	58

Cash and cash equivalents at end of period	$—	$—	$137	$—	$137

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Six Months Ended June 30, 2013

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$412	$521	$552	$(1,053)	$432
Equity in earnings of subsidiaries, net of taxes	(521)	(532)	—	1,053	—
Other adjustments	14	—	676	—	690

Net cash provided by (used in) operating activities	(95)	(11)	1,228	—	1,122

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(210)	—	(210)
Capital expenditures	—	—	(501)	—	(501)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	74	—	74
Net receipts from restricted trust and escrow accounts and other, net	—	—	(56)	—	(56)

Net cash provided by (used in) investing activities	—	—	(693)	—	(693)

Cash flows from financing activities:
New borrowings	390	—	71	—	461
Debt repayments	(455)	—	(203)	—	(658)
Cash dividends	(341)	—	—	—	(341)
Exercise of common stock options	98	—	—	—	98
Distributions paid to noncontrolling interests and other	7	—	(32)	—	(25)
(Increase) decrease in intercompany and investments, net	386	11	(397)	—	—

Net cash provided by (used in) financing activities	85	11	(561)	—	(465)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)

Increase (decrease) in cash and cash equivalents	(10)	—	(30)	—	(40)
Cash and cash equivalents at beginning of period	60	—	134	—	194

Cash and cash equivalents at end of period	$50	$—	$104	$—	$154

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	New Accounting Standard Pending Adoption

In May 2014, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended authoritative guidance associated with revenue recognition is effective for the Company January 1, 2017. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial application. We are in the process of assessing the provisions of the amended guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.

16.	Subsequent Event

On July 25, 2014, the Company signed a definitive Stock Purchase Agreement to sell our Wheelabrator business to an affiliate of Energy Capital Partners for $1.94 billion in cash, subject to certain post-closing adjustments. Closing of the sale is expected to occur by the end of 2014, subject to the satisfaction of customary closing conditions and receipt of regulatory approvals. In conjunction with the sale, the Company will enter into a long-term agreement to supply waste to certain Wheelabrator facilities upon closing.

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

•	climate change legislation, including possible limits on carbon emissions, may negatively impact our results of operations by increasing expenses;

•	changes in oil and gas prices and drilling activity, and changes in applicable regulations, could adversely affect our Energy and Environmental Services business;

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

Highlights of our financial results for the current quarter include:

•

Revenues of $3,561 million compared with $3,526 million in the second quarter of 2013, an increase of $35 million, or 1.0%. This increase in revenues is primarily attributable to (i) positive revenue growth from yield on our collection and disposal operations of $66 million, or 2.3%, and (ii) acquisitions, particularly the acquisition of the RCI operations in July 2013, which increased revenue by $37 million. These increases were partially offset by lower volumes and divestitures, which decreased our revenues by $51 million and $14 million, respectively;

•

Operating expenses of $2,301 million, or 64.6% of revenues, compared with $2,311 million, or 65.5% of revenues, in the second quarter of 2013. This decrease of $10 million is largely driven by improvements in our recycling business, partially offset by operating costs associated with the acquired RCI operations;

•

Selling, general and administrative expenses remained flat at $353 million compared to the second quarter of 2013, driven primarily by a favorable litigation resolution and our continued cost control initiatives;

•	Income from operations of $532 million, or 14.9% of revenues, compared with $510 million, or 14.5% of revenues, in the second quarter of 2013; and

•	Net income attributable to Waste Management, Inc. of $210 million, or $0.45 per diluted share, as compared with $244 million, or $0.52 per diluted share in the second quarter of 2013.

Our second quarter of 2014 results were affected by the following:

•

The recognition of a pre-tax loss of $25 million on the divestiture of our Puerto Rico operations and certain other collection and landfill assets. No tax benefit was recorded in connection with the loss. In addition, we incurred $32 million of tax charges to repatriate accumulated cash prior to the divestment. These charges had a negative impact of $0.12 on our diluted earnings per share; and

•

The recognition of other net pre-tax charges of $16 million, primarily as a result of a $12 million impairment charge due to the decision to close a waste processing facility. These charges had a negative impact of $0.03 on our diluted earnings per share.

Our second quarter of 2013 results were affected by the recognition of impairment and restructuring charges primarily related to an impairment of a waste-to-energy facility as result of projected operating losses. These charges had a negative impact of $0.02 on our diluted earnings per share.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be the same as similarly-titled measures presented by other companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$555	$545	$1,139	$1,122
Capital expenditures	(208)	(235)	(474)	(501)
Proceeds from divestitures of businesses and other assets (net of cash divested)	100	37	266	74

Free cash flow	$447	$347	$931	$695

When comparing our cash flows from operating activities for the three and six months ended June 30, 2014 to the comparable periods in 2013, the increases of $10 million and $17 million, respectively, were primarily related to the higher cash earnings in the current year and favorable working capital changes. These improvements were partially offset by (i) higher income tax payments in the current year, (ii) higher annual incentive plan payments made in the first quarter of 2014 when compared to 2013 and (iii) the settlement of forward-starting swap liabilities in the first quarter of 2014.

The increase in proceeds from divestitures of businesses and other assets (net of cash divested) is largely driven by (i) the sale of our investment in Shanghai Environment Group (“SEG”) in the first quarter of 2014, which was part of our Wheelabrator business, for $155 million; (ii) the sale of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014 for proceeds of $80 million, including $65 million in cash; and (iii) the sale of a vacant facility in the second quarter of 2014 for $19 million.

Acquisitions

Greenstar, LLC — On January 31, 2013, we paid $170 million inclusive of certain adjustments, to acquire Greenstar, LLC (“Greenstar”). Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018, of which $20 million is guaranteed. The remaining $20 million of this consideration is contingent, based on changes in certain recyclable commodity indexes, and had an estimated fair value at closing of $16 million. Greenstar was an operator of recycling and resource recovery facilities. This acquisition provides the Company’s customers with greater access to recycling solutions, having supplemented our extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers.

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

Subsequent Event

On July 25, 2014, the Company signed a definitive Stock Purchase Agreement to sell our Wheelabrator business to an affiliate of Energy Capital Partners for $1.94 billion in cash, subject to certain post-closing adjustments. Closing of the sale is expected to occur by the end of 2014, subject to the satisfaction of customary closing conditions and receipt of regulatory approvals. In conjunction with the sale, the Company will enter into a long-term agreement to supply waste to certain Wheelabrator facilities upon closing.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Solid Waste:
Tier 1	$885	$891	$1,735	$1,734
Tier 2	1,650	1,641	3,152	3,157
Tier 3	911	871	1,758	1,697

Solid Waste	3,446	3,403	6,645	6,588
Wheelabrator	206	215	436	420
Other	551	554	1,098	1,088
Intercompany	(642)	(646)	(1,222)	(1,234)

Total	$3,561	$3,526	$6,957	$6,862

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commercial	$856	$855	$1,702	$1,695
Residential	643	652	1,278	1,297
Industrial	574	558	1,090	1,070
Other	88	68	165	126

Total collection	2,161	2,133	4,235	4,188
Landfill	732	716	1,364	1,344
Transfer	357	345	663	645
Wheelabrator	206	215	436	420
Recycling	351	366	698	724
Other	396	397	783	775
Intercompany	(642)	(646)	(1,222)	(1,234)

Total	$3,561	$3,526	$6,957	$6,862

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended June 30, 2014 vs. 2013		Period-to-Period Change for the Six Months Ended June 30, 2014 vs. 2013
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$60	1.7%	$146	2.1%
Volume	(51)	(1.4)	(110)	(1.6)

Internal revenue growth	9	0.3	36	0.5
Acquisitions	54	1.5	108	1.6
Divestitures	(14)	(0.4)	(18)	(0.3)
Foreign currency translation	(14)	(0.4)	(31)	(0.4)

Total	$35	1.0%	$95	1.4%

(a)

Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,512 million and $6,844 million for the three- and six-month periods, respectively).

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

	Period-to-Period Change for the Three Months Ended June 30, 2014 vs. 2013		Period-to-Period Change for the Six Months Ended June 30, 2014 vs. 2013
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection, landfill and transfer	$67	2.4%	$138	2.5%
Waste-to-energy disposal(ii)	(1)	(0.9)	(1)	(0.5)

Collection and disposal(ii)	66	2.3	137	2.4
Recycling commodities	(13)	(3.6)	(27)	(3.8)
Electricity(ii)	2	3.1	29	21.2
Fuel surcharges and mandated fees	5	2.9	7	2.1

Total	$60	1.7%	$146	2.1%

(i)

Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three and six months ended June 30, 2013 adjusted to exclude the impacts of divestitures (in millions):

	Denominator
	Three Months Ended June 30	Six Months Ended June 30
Related business revenues:
Collection, landfill and transfer	$2,798	$5,446
Waste-to-energy disposal	115	213

Collection and disposal	2,913	5,659
Recycling commodities	362	714
Electricity	65	137
Fuel surcharges and mandated fees	172	334

Total Company	$3,512	$6,844

(ii)	Average revenue growth from yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator business which is reported as “Electricity” revenues.

Our revenues increased $35 million, or 1.0%, and $95 million, or 1.4%, for the three and six months ended June 30, 2014, respectively, as compared with the prior year period. Our current periods’ revenue growth has been driven by (i) increased revenue growth from our collection and disposal average yield; (ii) acquisitions, particularly the acquired RCI operations, which increased revenues by $37 million and $77 million for the three and six months ended June 30, 2014; (iii) higher electricity prices at our merchant waste-to-energy facilities, particularly in the first three months of 2014; and (iv) higher revenues provided by our fuel surcharge program. Offsetting these revenue increases were revenue declines due to lower volumes, lower recyclable commodity prices, divestitures, and foreign currency translation, which affects revenues from our Canadian operations.

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

Revenue growth from collection and disposal average yield was $66 million, or 2.3%, and $137 million, or 2.4%, for the three and six months ended June 30, 2014, respectively, as compared with the prior year period. The details of our three principal collection lines of business are as follows (dollars in millions):

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Amount	As a % of Related Business	Amount	As a % of Related Business
Commercial	$32	4.2%	$67	4.4%
Industrial	22	4.2	48	4.9
Residential	10	1.6	17	1.3

	$64		$132

Our year-over-year yield growth was driven largely by our pricing strategy implemented in 2013 that combined focused effort on price increases with lower rollbacks. Other drivers affecting the current period average yield include:

•

We instituted a fee in April 2013 to help us recover a portion of the significant regulatory costs and fees, such as host fees and disposal taxes, which have not been recouped by our pricing programs. This fee contributed approximately $14 million and $30 million to our revenue growth for the three and six months ended June 30, 2014, respectively, principally in our collection business, with the most significant impact in our commercial line of business.

•

Revenue growth from yield in our industrial line of business was aided by our continued expansion of the Energy and Environmental Services business, which typically has higher average rates due to extended transportation distances, special waste handling costs and higher disposal costs.

•

In our residential line of business, we are focused on bidding on contracts that improve our yield performance and increase our overall returns. Our effort to increase yield in our residential line of business is a challenge principally due to a very competitive environment. A high percentage of our residential business is in municipal franchise markets, and many municipalities are facing significant budget challenges, which results in very competitive bid processes as we rebid contracts and try to win new contracts.

•

Yield growth from our landfill and transfer station operations also increased for the three and six months ended June 30, 2014. Improving yield in our landfill business has proved to be a challenge, due, in part, to excess disposal capacity that exists in many of the markets in which we own or operate landfills.

Electricity — Revenue increased $2 million and $29 million for the three and six months ended June 30, 2014, respectively, as compared with same prior year period. The year-to-date revenue increase is driven by higher prices at our merchant waste-to-energy facilities due to the exceptionally cold winter conditions that drove a higher demand for electricity in the first three months in 2014 as compared with the prior year period.

Recycling commodities — Decreases in the prices of the recycling commodities we sold resulted in revenue declines of $13 million and $27 million for the three and six months ended June 30, 2014, respectively, compared with the same prior year periods.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, increased by $5 million and $7 million for the three and six months ended June 30, 2014, respectively, driven in part, by higher fuel prices in the second quarter in 2014. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Although we experienced slightly lower year-over-year average fuel prices in the first six months of 2014 as compared with the prior year period, our fuel surcharge revenues increased as a result of a revision of the surcharge calculation implemented to better capture price increases intended to be recovered by the surcharge. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume — Changes in our volume caused our revenue to decrease $51 million, or 1.4%, and $110 million, or 1.6%, for the three and six months ended June 30, 2014, respectively, as compared with the comparable prior year period, driven by declines in our collection business. Our volume fluctuations are generally attributable to economic conditions, pricing changes, competition and diversion of waste by customers. Specifically, our revenue growth due to volume has been negatively affected by our pricing strategy implemented in 2013. We are experiencing volume decline due to the loss of low margin customers that we are not willing to keep at current rates. Additionally, we are experiencing losses of certain municipal contracts that are up for bid. As a result of both the very competitive environment and our focus on reasonable returns, we are facing challenges to keep existing contracts and to win new contracts. Finally, we experienced revenue declines associated with the loss of certain strategic accounts.

Other drivers affecting volumes in the current three- and six-month periods include:

•	We experienced revenue declines of approximately $23 million associated with the severe winter weather conditions in the first quarter of 2014.

•	We experienced higher landfill volumes in 2014 driven, in part, by our municipal solid waste business and the event driven increases in our special waste and other landfill businesses.

•	We experienced revenue increases due to higher volumes in our ancillary services, primarily driven by increases in our Energy and Environmental Services and our WM Renewable Energy Program.

Our pricing actions and our focus on controlling variable costs have consistently provided margin improvements in our collection line of business, although in the current year, our year-over-year margin was flat. While margins in our industrial line of business continued to expand, we did see margin deterioration in our commercial and residential line of business. The severe weather conditions we experienced in the first quarter of 2014 contributed to the flattening of our year-over-year collection margin for the six months ended June 30, 2014.

Acquisitions and Divestitures — Revenues increased $54 million and $108 million for the three and six months ended June 30, 2014, respectively, as compared with the prior year period due to acquisitions. This increase was principally associated with the acquired RCI operations, which is reported primarily in our collection line of business. These revenues were partially offset by revenue decreases of $14 million and $18 million for the three and six months ended June 30, 2014, respectively, as compared with the prior year period primarily due to the divestiture of our Puerto Rico operations in the second quarter of 2014.

Operating Expenses

Our operating expenses decreased by $10 million, or 0.4%, and increased $13 million, or 0.3%, for the three and six months ended June 30, 2014, respectively, as compared with the three and six months ended June 30, 2013. Our operating expenses as a percentage of revenues decreased to 64.6% in the second quarter of 2014 from 65.5% in the second quarter of 2013, and decreased to 65.2% for the six months ended June 30, 2014 from 65.9% for the six months ended June 30, 2013.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three-and six-month periods ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change

	2014	2013			2014	2013
Labor and related benefits	$630	$626	$4	0.6%	$1,236	$1,233	$3	0.2%
Transfer and disposal costs	245	257	(12)	(4.7)	462	482	(20)	(4.1)
Maintenance and repairs	306	301	5	1.7	609	603	6	1.0
Subcontractor costs	311	294	17	5.8	611	573	38	6.6
Cost of goods sold	252	256	(4)	(1.6)	489	494	(5)	(1.0)
Fuel	152	154	(2)	(1.3)	302	302	—	—
Disposal and franchise fees and taxes	172	170	2	1.2	326	319	7	2.2
Landfill operating costs	65	54	11	20.4	125	112	13	11.6
Risk management	54	62	(8)	(12.9)	110	124	(14)	(11.3)
Other	114	137	(23)	(16.8)	263	278	(15)	(5.4)

	$2,301	$2,311	$(10)	(0.4)%	$4,533	$4,520	$13	0.3%

Significant changes in our operating expenses are discussed below.

Labor and related benefits — Significant items affecting the comparability of expenses for the periods presented include:

•	Headcount, exclusive of acquisitions, decreased in the current period compared to the prior year period;

•	Higher wages due to merit increases effective in the second quarters of 2013 and 2014;

•	Increased health and welfare costs;

•	Increased incentive compensation; and

•	Decreased contract labor principally attributed to the collection line of business.

Subcontractor costs — The current period increases in subcontractor costs were primarily driven by the acquired RCI operations and remediation services within Energy and Environmental Services.

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

Fuel — The decrease in fuel expense when compared to the prior year period was driven by (i) lower fuel purchases due to reduced collection volumes; (ii) lower costs resulting from the conversion of our fleet to CNG vehicles; and (iii) lower fuel prices in the current year. These decreases were offset, in part, by (i) a retroactive CNG fuel excise tax credit recognized in the first quarter of 2013 and (ii) the expiration of the excise credit in 2014.

Disposal and franchise fees and taxes — The increase in costs when compared to the prior periods was due to (i) higher disposal fees driven by increased landfill volumes, including from the acquired RCI operations and (ii) higher municipal franchise fees relating to the collection line of business. These unfavorable variances were offset, in part, by a retroactive surcharge at one of our waste-to-energy facilities in the second quarter of 2013.

Landfill operating costs — The increases in the current period were driven primarily by (i) a favorable discount rate adjustment in the second quarter of 2013 and (ii) higher site maintenance costs during 2014.

Risk management — The decrease in risk management costs when compared to the prior periods was primarily due to lower uninsured losses and, to a lesser extent, decreased performance bond costs and workers compensation claims in the current year.

Other — The decrease is primarily due to the gain on the sale of a vacant facility in the second quarter of 2014.

Selling, General and Administrative

Our selling, general and administrative expenses remained flat when comparing the three months ended June 30, 2014 to the prior year period and declined $15 million, or 2.0%, when comparing the six month periods. As a percentage of revenue, our selling, general and administrative expenses decreased to 9.9% for the second quarter of 2014 from 10.0% for the second quarter of 2013, and decreased to 10.5% for the six months ended June 30, 2014 from 10.8% for the six months ended June 30, 2013.

The following table summarizes the major components of our selling, general and administrative expenses for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change

	2014	2013			2014	2013
Labor and related benefits	$234	$223	$11	4.9%	$477	$461	$16	3.5%
Professional fees	32	34	(2)	(5.9)	58	66	(8)	(12.1)
Provision for bad debts	6	6	—	—	19	26	(7)	(26.9)
Other	81	90	(9)	(10.0)	174	190	(16)	(8.4)

	$353	$353	$—	—%	$728	$743	$(15)	(2.0)%

Labor and related benefits — Factors affecting the current year change in our labor and related benefits costs include (i) higher health and welfare and employee benefit costs in 2014, (ii) higher salaries and wages due primarily to merit increases and (iii) higher incentive compensation costs.

Professional fees — Our professional fees decreased primarily due to higher legal fees in 2013 and our concerted effort to reduce consulting fees in 2014.

Provision for bad debts — Our provision for bad debts was higher in 2013, primarily as a result of collection issues we experienced in our Puerto Rico operations during the first quarter of 2013.

Other — Other costs decreased primarily as a result of the reversal of a reserve in the second quarter of 2014 due to a favorable litigation resolution. Additionally, our continued focus on controlling costs resulted in a year-over-year decline in advertising costs.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change

	2014	2013			2014	2013
Depreciation of tangible property and equipment	$215	$213	$2	0.9%	$428	$422	$6	1.4%
Amortization of landfill airspace	104	107	(3)	(2.8)	188	203	(15)	(7.4)
Amortization of intangible assets	20	19	1	5.3	40	37	3	8.1

	$339	$339	$—	—%	$656	$662	$(6)	(0.9)%

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

During the first half of 2014, we recognized net charges of $37 million, primarily related to a $25 million loss on the divestiture of our Puerto Rico operations and certain other collection and landfill assets as discussed further in Note 9 to the Condensed Consolidated Financial Statements and a $12 million impairment charge due to the decision to close a waste processing facility.

During the first half of 2013, we recognized net charges of $15 million, primarily related to a $14 million impairment charge at a waste-to-energy facility as a result of projected operating losses. We wrote down the carrying value of the facility’s property, plant and equipment to its estimated fair value. Also included are (i) $6 million of losses on divestitures related to investments in oil and gas producing properties and (ii) $4 million of charges primarily to impair goodwill related to certain of our operations, which are included in our “Other” operations in Note 8 to the Condensed Consolidated Financial Statements. These charges were offset, in part, by gains on divestitures of $9 million, largely attributable to the sale of a transfer station in our Greater Mid-Atlantic Area.

Income from Operations

The following table summarizes income from operations for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months		Period-to- Period Change		Six Months		Period-to- Period Change
	Ended				Ended
	June 30,				June 30,
	2014	2013			2014	2013
Solid Waste:
Tier 1	$223	$221	$2	0.9%	$441	$428	$13	3.0%
Tier 2	335	325	10	3.1	619	623	(4)	(0.6)
Tier 3	149	131	18	13.7	273	240	33	13.8

Solid Waste	707	677	30	4.4	1,333	1,291	42	3.3
Wheelabrator	20	4	16	*	54	13	41	*
Other	(29)	(27)	(2)	7.4	(47)	(68)	21	(30.9)
Corporate and Other	(166)	(144)	(22)	15.3	(339)	(324)	(15)	4.6

Total	$532	$510	$22	4.3%	$1,001	$912	$89	9.8%

*	Percentage change does not provide a meaningful comparison.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three and six months ended June 30, 2014 as compared with the prior year periods are summarized below:

•	Our base business, excluding recycling, benefited from internal revenue growth as well as from increased fuel recovery;

•

Our recycling business contributed favorably compared to the prior year periods principally due to (i) increased efforts to reduce controllable recycling rebates paid to customers; (ii) better alignment of rebate structures to commodity prices for new recycling contracts and (iii) ongoing business improvement efforts around inbound quality control. These favorable variances completely offset lower market prices for recyclable commodities and lower volumes;

•	Increased labor costs due to merit increases effective in the second quarter and higher incentive compensation costs; and

•	Higher repair and maintenance costs primarily in the current quarter.

In addition, the following items affected specific segments:

•	Divestiture of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014, which were included in Tier 3 and Tier 1, respectively;

•	Adverse weather in the first quarter of 2014 resulted in lower income from operations primarily in Tier 2;

•	The accretive benefits of the acquired RCI operations, which are included in Tier 3;

•	The gain on the sale of a vacant facility in the second quarter of 2014, which was included in Tier 3; and

•	A reversal of a reserve in the second quarter of 2014 due to a favorable litigation resolution, which was included in Tier 1.

Significant items affecting the comparability of the remaining components of our results of operations for the three and six month periods ended June 30, 2014 are summarized below.

Wheelabrator — The increase in income from operations of our Wheelabrator business was driven in large part by higher electricity prices at our merchant waste-to-energy facilities due to the exceptionally cold winter conditions in the first quarter in 2014 as compared with the prior year period. Other items contributing to the variability included (i) impairment charges at a waste-to-energy facility as a result of projected operating losses in the second quarter of 2013 and (ii) lower repair and maintenance expenses in the current period due to differences in the timing and scope of planned maintenance activities.

Other — Significant items affecting the comparability of results for the periods presented include:

•	Improved results in our Strategic Business Solutions as a result of our system and process enhancements;

•	Impairment charges incurred in the second quarter of 2014 primarily due to the decision to close a waste processing facility; and

•	A favorable adjustment to accrued contingent consideration associated with a prior year acquisition.

Corporate and Other — The most significant items affecting the comparability of expenses for the periods presented include (i) increased health and welfare costs; (ii) a favorable discount rate adjustment to our environmental remediation obligations and recovery assets in the second quarter of 2013 due to increases in U.S. Treasury rates; (iii) higher incentive compensation primarily in the second quarter of 2014 and (iv) favorable risk management adjustments in 2014.

Equity in Net Losses of Unconsolidated Entities

We recognized “Equity in net losses of unconsolidated entities” of $13 million and $22 million during the three and six months ended June 30, 2014, respectively, compared with $8 million and $16 million during the three and six months ended June 30, 2013, respectively. These losses are primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 13 to the Condensed Consolidated Financial Statements for more information related to these investments.

Other, net

We recognized other, net expense of $2 million and $5 million for the three and six months ended June 30, 2014, respectively, compared with other, net income of $2 million for the three months ended June 30, 2013 and other, net expense of $9 million for the six months ended June 30, 2013. In the first quarter of 2014, we sold our investment in SEG, which was part of our Wheelabrator business. We received cash proceeds from the sale of $155 million. The losses recognized related to the sale were not material. During the first quarter of 2013, we recognized impairment charges of $11 million relating to other-than-temporary declines in the value of investments in waste diversion technology companies accounted for under the cost method. We wrote down the carrying value of our investments to their fair value based on third-party investors’ recent transactions in these securities. Partially offsetting these charges was a $4 million gain on the sale of a similar investment recognized in the second quarter of 2013.

Provision for Income Taxes

We recorded a provision for income taxes of $180 million during the second quarter of 2014, representing an effective income tax rate of 44.7%, compared with a provision for income taxes of $127 million during the second quarter of 2013, representing an effective income tax rate of 33.2%. Our effective income tax rate for the first half of 2014 was 37.8% compared with 33.0% for the first half of 2013.

Our provision for income taxes during the second quarter of 2014 was unfavorably impacted by the divestiture of our Puerto Rico operations and certain other collection and landfill assets. No tax benefit was recorded in connection with the $25 million loss incurred. In addition, we incurred $32 million of tax charges to repatriate accumulated cash prior to the divestment.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes for the three and six months ended June 30, 2014 by $14 million and $25 million, respectively, and for the three and six months ended June 30, 2013 by $16 million and $26 million, respectively. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $12 million and $21 million for the three and six months ended June 30, 2014, respectively, and $12 million and $20 million for the three and six months ended June 30, 2013, respectively. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator business. Refer to Note 13 to the Condensed Consolidated Financial Statements for information related to the consolidation of these variable interest entities.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of June 30, 2014 and December 31, 2013 (dollars in millions):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$137	$58

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$128	$125
Tax-exempt bond funds	14	27
Other	11	15

Total restricted trust and escrow accounts	$153	$167

Debt:
Current portion	$786	$726
Long-term portion	9,011	9,500

Total debt	$9,797	$10,226

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$51	$59

As of June 30, 2014, we had (i) $517 million of debt maturing within the next 12 months, including $350 million of 6.375% senior notes that mature in March 2015 and $102 million of tax-exempt bonds; (ii) $105 million of short-term borrowings outstanding under the U.S. revolving credit facility (“$2.25 billion revolving credit facility”) and (iii) $905 million of tax-exempt borrowings subject to repricing within the next 12 months. Based on our intent and ability to refinance portions of our current obligations on a long-term basis as of June 30, 2014, including through use of forecasted available capacity under our $2.25 billion revolving credit facility, we have classified $741 million of this debt as long-term and the remaining $786 million as current obligations. The $741 million classified as long-term is less than our unused and available capacity under our $2.25 billion revolving credit facility of $1.3 billion due to expected decreases in such available capacity within the next 12 months.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six-month periods ended June 30 (in millions):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$1,139	$1,122

Net cash used in investing activities	$(294)	$(693)

Net cash used in financing activities	$(766)	$(465)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the six-month period ended June 30, 2014 with the comparable prior year period are summarized below:

•

Increase in earnings — Our income from operations, excluding depreciation and amortization, increased by $83 million on a year-over-year basis. Included in the earnings increase was approximately $16 million of net charges, associated principally with net losses on the sale of divested operations that have no effect on cash flow provided by operating activities.

•

Increase in tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $75 million higher on a year-over-year basis due to higher pre-tax earnings, the expiration of the bonus depreciation provisions, and the divestiture of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014.

•

Increase in bonus payments — Payments for our annual incentive plans are typically paid in the first quarter of the year for the prior year. The annual incentive plan payments made in the first quarter of 2014 exceeded those made in the first quarter of 2013 by $73 million.

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

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was favorably impacted by $118 million on a year-over-year basis by changes in our working capital accounts. Although our working capital changes may vary from year to year, they are typically driven by variability in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable, which are affected by both cost changes and timing of payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six-month periods ended June 30, 2014 and 2013 are summarized below:

•

Capital expenditures — We used $474 million in the first half of 2014 compared with $501 million in the first half of 2013 for capital expenditures. Approximately $167 million of our capital expenditures accrued in the fourth quarter of 2013 were paid in cash in the first quarter of 2014 compared with approximately $171 million of our capital expenditures accrued in the fourth quarter of 2012 that were paid in cash in the first quarter of 2013.

•

Divestitures — Proceeds from divestitures of businesses and other assets (net of cash divested) were $266 million in the first half of 2014 compared with $74 million in the first half of 2013. In the first quarter of 2014, we sold our investment in SEG and received cash proceeds of $155 million. In the second quarter of 2014, we sold our Puerto Rico operations and certain other collection and landfill assets and received proceeds from the sale of $80 million, consisting of $65 million of cash and $15 million of preferred stock.

•

Acquisitions — Our spending on acquisitions was $26 million in the first half of 2014 compared with $210 million in the first half of 2013. In 2013, our acquisitions consisted primarily of the recycling operations of Greenstar, for which we paid $170 million.

Net Cash Used in Financing Activities — During the first half of 2014, net cash used in financing activities was $766 million, compared with $465 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the six-month periods ended June 30, 2014 and 2013 are summarized below:

•	Debt borrowings (repayments) — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Six Months Ended June 30,
	2014	2013
Borrowings:
U.S. revolving credit facility	$1,020	$390
Canadian credit facility and term loan	74	25
Senior notes	347	—
Capital leases and other debt	59	46

	$1,500	$461

Repayments:
U.S. revolving credit facility	$(1,335)	$(455)
Canadian credit facility and term loan	(134)	(75)
Senior notes	(350)	—
Tax-exempt bonds	(15)	(67)
Capital leases and other debt	(91)	(61)

	$(1,925)	$(658)

Net repayments	$(425)	$(197)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Dividend payments — We paid $349 million in cash dividends in the first half of 2014 compared with $341 million in the first half of 2013. The increase in dividend payments is primarily due to our quarterly per share dividend declared increasing from $0.365 in 2013 to $0.375 in 2014.

•	Share repurchases — In February 2014, the Board of Directors authorized up to $600 million in future share repurchases. No share repurchases were made in the first half of 2014.

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

Uncertain Tax Positions — We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that approximately $9 million of liabilities for unrecognized tax benefits, including accrued interest, and $3 million of related tax assets may be reversed within the next 12 months. The anticipated reversals are primarily related to state tax items, none of which are material, and are expected to result from the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2014, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

New Accounting Standard Pending Adoption

In May 2014, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended authoritative guidance associated with revenue recognition is effective for the Company January 1, 2017. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial application. We are in the process of assessing the provisions of the amended guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.

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

Information about market risks as of June 30, 2014, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits.

Exhibit No.		Description

4.1	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of the 3.50% Senior Notes due 2024 [incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 8, 2014].

4.2	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of the 3.50% Senior Notes due 2024 [incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed May 8, 2014].

4.3	—	Amended and Restated By-laws of Waste Management Holdings, Inc.

10.1	—	Waste Management, Inc. 2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 15, 2014].

31.1	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: July 29, 2014