Form 10-Q
period 2014-09-30
WASTE MANAGEMENT INC
filed 2014-10-29
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 21, 2014 was 457,920,973 (excluding treasury shares of 172,361,488).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183	$58
Accounts receivable, net of allowance for doubtful accounts of $32 and $33, respectively	1,643	1,699
Other receivables	70	111
Investment in unconsolidated entity	—	177
Parts and supplies	106	178
Deferred income taxes	139	113
Businesses held-for-sale	1,852	23
Other assets	123	140

Total current assets	4,116	2,499
Property and equipment, net of accumulated depreciation and amortization of $16,036 and $16,723, respectively	10,849	12,344
Goodwill	5,766	6,070
Other intangible assets, net	464	529
Investments in unconsolidated entities	443	414
Other assets	573	747

Total assets	$22,211	$22,603

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$712	$744
Accrued liabilities	1,100	1,069
Deferred revenues	467	475
Current portion of long-term debt	1,141	726
Businesses held-for-sale	369	—

Total current liabilities	3,789	3,014
Long-term debt, less current portion	9,023	9,500
Deferred income taxes	1,522	1,842
Landfill and environmental remediation liabilities	1,535	1,518
Other liabilities	679	727

Total liabilities	16,548	16,601

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,466	4,596
Retained earnings	6,473	6,289
Accumulated other comprehensive income	77	154
Treasury stock at cost, 172,430,205 and 165,961,646 shares, respectively	(5,658)	(5,338)

Total Waste Management, Inc. stockholders’ equity	5,364	5,707
Noncontrolling interests	299	295

Total equity	5,663	6,002

Total liabilities and equity	$22,211	$22,603

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues	$3,602	$3,621	$10,559	$10,483

Costs and expenses:
Operating	2,299	2,325	6,832	6,845
Selling, general and administrative	377	349	1,105	1,092
Depreciation and amortization	329	344	985	1,006
Restructuring	67	3	69	13
(Income) expense from divestitures, asset impairments and unusual items	(16)	23	21	38

	3,056	3,044	9,012	8,994

Income from operations	546	577	1,547	1,489

Other income (expense):
Interest expense, net	(116)	(119)	(352)	(361)
Equity in net losses of unconsolidated entities	(14)	(3)	(36)	(19)
Other, net	(2)	(3)	(7)	(12)

	(132)	(125)	(395)	(392)

Income before income taxes	414	452	1,152	1,097
Provision for income taxes	133	155	412	368

Consolidated net income	281	297	740	729
Less: Net income attributable to noncontrolling interests	11	6	32	26

Net income attributable to Waste Management, Inc.	$270	$291	$708	$703

Basic earnings per common share	$0.59	$0.62	$1.53	$1.50

Diluted earnings per common share	$0.58	$0.62	$1.52	$1.50

Cash dividends declared per common share	$0.375	$0.365	$1.125	$1.095

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated net income	$281	$297	$740	$729

Other comprehensive income (loss), net of taxes:
Derivative instruments, net	—	2	(2)	12
Available-for-sale securities, net	3	1	5	1
Foreign currency translation adjustments	(61)	32	(80)	(37)
Post-retirement benefit obligation, net	—	—	—	—

Other comprehensive income (loss), net of taxes	(58)	35	(77)	(24)

Comprehensive income	223	332	663	705
Less: Comprehensive income attributable to noncontrolling interests	11	6	32	26

Comprehensive income attributable to Waste Management, Inc.	$212	$326	$631	$679

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$740	$729
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	985	1,006
Deferred income tax provision (benefit)	(85)	33
Interest accretion on landfill liabilities	65	65
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	8	(6)
Provision for bad debts	31	27
Equity-based compensation expense	40	45
Excess tax benefits associated with equity-based transactions	(3)	(8)
Net gain from disposal of assets	(31)	(15)
Effect of (income) expense from divestitures, asset impairments and unusual items and other	21	49
Equity in net losses of unconsolidated entities, net of dividends	36	19
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(36)	14
Other current assets	5	(9)
Other assets	14	(1)
Accounts payable and accrued liabilities	108	1
Deferred revenues and other liabilities	(87)	(91)

Net cash provided by operating activities	1,811	1,858

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(32)	(698)
Capital expenditures	(781)	(824)
Proceeds from divestitures of businesses and other assets (net of cash divested)	319	113
Net receipts from (deposits to) restricted trust and escrow accounts	19	58
Investments in unconsolidated entities	(23)	(29)
Other	(78)	(52)

Net cash used in investing activities	(576)	(1,432)

Cash flows from financing activities:
New borrowings	2,364	1,657
Debt repayments	(2,392)	(1,683)
Common stock repurchases	(600)	—
Cash dividends	(521)	(512)
Exercise of common stock options	70	116
Excess tax benefits associated with equity-based transactions	3	8
Distributions paid to noncontrolling interests	(29)	(40)
Other	(2)	(5)

Net cash used in financing activities	(1,107)	(459)

Effect of exchange rate changes on cash and cash equivalents	(3)	(4)

Increase (decrease) in cash and cash equivalents	125	(37)
Cash and cash equivalents at beginning of period	58	194

Cash and cash equivalents at end of period	$183	$157

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
	Total	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
		Shares	Amounts				Shares	Amounts
Balance, December 31, 2013	$6,002	630,282	$6	$4,596	$6,289	$154	(165,962)	$(5,338)	$295
Consolidated net income	740	—	—	—	708	—	—	—	32
Other comprehensive income (loss), net of taxes	(77)	—	—	—	—	(77)	—	—	—
Cash dividends	(521)	—	—	—	(521)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	147	—	—	50	(3)	—	3,096	100	—
Common stock repurchases	(600)	—	—	(180)	—	—	(9,569)	(420)	—
Distributions paid to noncontrolling interests	(29)	—	—	—	—	—	—	—	(29)
Other	1	—	—	—	—	—	5	—	1

Balance, September 30, 2014	$5,663	630,282	$6	$4,466	$6,473	$77	(172,430)	$(5,658)	$299

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; Waste Management’s wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management or its subsidiaries are the primary beneficiaries as described in Note 15. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

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

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 geographic Areas. Our Wheelabrator business provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. On July 25, 2014, the Company signed a definitive Stock Purchase Agreement to sell substantially all of our Wheelabrator business to an affiliate of Energy Capital Partners with closing expected to occur by the end of 2014. Accordingly, our Wheelabrator business has been classified as “Businesses held-for-sale” within our Condensed Consolidated Balance Sheet as of September 30, 2014. Refer to Note 9 for additional information. We also provide additional services that are not managed through our Solid Waste or Wheelabrator businesses, which are presented in this report as “Other.” Additional information related to our segments can be found in Note 8.

The Condensed Consolidated Financial Statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2014			December 31, 2013
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$88	$37	$125	$95	$35	$130
Long-term	1,341	194	1,535	1,326	192	1,518

	$1,429	$231	$1,660	$1,421	$227	$1,648

The changes to landfill and environmental remediation liabilities are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2012	$1,338	$253
Obligations incurred and capitalized	59	—
Obligations settled	(71)	(20)
Interest accretion	87	4
Revisions in estimates and interest rate assumptions	6	(6)
Acquisitions, divestitures and other adjustments	2	(4)

December 31, 2013	1,421	227
Obligations incurred and capitalized	40	—
Obligations settled	(47)	(14)
Interest accretion	65	4
Revisions in estimates and interest rate assumptions	(11)	14
Acquisitions, divestitures and other adjustments(a)	(39)	—

September 30, 2014	$1,429	$231

(a)

The amount reported for landfill liabilities includes a reduction of approximately $18 million related to our Wheelabrator business which is reflected in “Businesses held-for-sale” in our Condensed Consolidated Balance sheet as of September 30, 2014 due to the pending sale of our Wheelabrator business. Refer to Note 9 for additional information.

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 15 for additional information related to these trusts.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2014:

	September 30, 2014	December 31, 2013
U.S. revolving credit facility, maturing July 2018 (weighted average interest rate of 1.2% at September 30, 2014 and December 31, 2013)	$585	$420
Letter of credit facilities, maturing through December 2016	—	—
Canadian credit facility and term loan, maturing November 2017 (weighted average effective interest rate of 2.6% at September 30, 2014 and 2.7% at December 31, 2013)	277	414
Senior notes maturing through 2039, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 5.7% at September 30, 2014 and December 31, 2013)	6,276	6,287
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 0.05% to 5.7% (weighted average interest rate of 2.1% at September 30, 2014 and 2.3% at December 31, 2013)	2,627	2,664
Capital leases and other, maturing through 2055, interest rates up to 12%	399	441

	10,164	10,226
Current portion of long-term debt	1,141	726

	$9,023	$9,500

Debt Classification

As of September 30, 2014, we had (i) $500 million of debt maturing within the next 12 months, including $350 million of 6.375% senior notes that mature in March 2015 and $80 million of tax-exempt bonds; (ii) $585 million of short-term borrowings outstanding under the U.S. revolving credit facility (“$2.25 billion revolving credit facility”); (iii) $56 million of tax-exempt debt related to our Wheelabrator business with long-term maturities, which we have called and repaid effective October 1, 2014 and (iv) $563 million of tax-exempt borrowings subject to repricing within the next 12 months. Based on our intent and ability to refinance portions of our current obligations on a long-term basis as of September 30, 2014, including through use of forecasted available capacity under our $2.25 billion revolving credit facility, we have classified $563 million of this debt as long-term and the remaining $1,141 million as current obligations.

As of September 30, 2014, we also have $521 million of variable-rate tax-exempt bonds. The interest rates on these bonds are reset on either a daily or weekly basis through a remarketing process. If the remarketing agent is unable to remarket the bonds, the remarketing agent can put the bonds to us. These bonds are supported by letters of credit guaranteeing repayment of the bonds in this event. We classified these borrowings as long-term in our Condensed Consolidated Balance Sheet at September 30, 2014 because the borrowings are supported by letters of credit issued under our $2.25 billion revolving credit facility, which is long-term.

Revolving Credit and Letter of Credit Facilities

As of September 30, 2014, we had an aggregate committed capacity of $2.65 billion for letters of credit under various U.S. credit facilities. Our $2.25 billion revolving credit facility expires in July 2018 and is our primary source of letter of credit capacity. Our remaining committed letter of credit capacity is provided under facilities with terms ending through December 2016. As of September 30, 2014, we had an aggregate of $1.3 billion of letters of credit outstanding under various credit facilities. Approximately $868 million of these letters

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of credit have been issued under our $2.25 billion revolving credit facility. As of September 30, 2014, we had outstanding borrowings under our $2.25 billion revolving credit facility of $585 million, leaving $797 million of unused and available capacity.

We also have a Canadian credit agreement that matures in November 2017 and provides for C$150 million of revolving credit capacity. We have the ability to issue up to C$50 million of letters of credit under the Canadian revolving credit facility, which if utilized, reduces the amount of credit capacity available for borrowings. As of September 30, 2014, we had no letters of credit or borrowings outstanding under the credit facility.

Debt Borrowings and Repayments

$2.25 Billion Revolving Credit Facility — During the first nine months of 2014, we incurred net borrowings of $165 million under our $2.25 billion revolving credit facility.

Canadian Credit Facility and Term Loan — We repaid C$130 million, or $120 million, of net advances under our Canadian credit facility and term loan during the nine months ended September 30, 2014 with available cash.

Senior Notes — In March 2014, we repaid $350 million of 5.0% senior notes that matured in March 2014 with borrowings under our $2.25 billion revolving credit facility. In May 2014, we issued $350 million of 3.5% senior notes due May 15, 2024. The net proceeds from the debt issuance were $347 million, all of which were used to repay borrowings under our $2.25 billion revolving credit facility.

Tax-Exempt Bonds — During the nine months ended September 30, 2014, we repaid $37 million of tax-exempt bonds with available cash.

4.	Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Condensed Consolidated Balance Sheet (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Foreign currency derivatives	Long-term other assets	$15	$2

Total derivative assets		$15	$2

Electricity commodity derivatives(a)	Current accrued liabilities	$2	$3
Foreign currency derivatives	Current accrued liabilities	3	—
Interest rate derivatives	Current accrued liabilities	—	28

Total derivative liabilities		$5	$31

(a)

The amount reported as of September 30, 2014 is reflected in “Businesses held-for-sale” in our Condensed Consolidated Balance Sheet due to the pending sale of our Wheelabrator business. Refer to Note 9 for additional information.

We have not offset fair value amounts recognized for our derivative instruments. Refer to Note 14 for information related to the inputs used to measure the fair value of our derivative assets and liabilities.

Fair Value Hedges

Interest Rate Swaps

In prior years, we entered into interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. We designated these interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $48 million as of September 30, 2014 and $59 million as of December 31, 2013. These fair value adjustments

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to long-term debt are being amortized as a reduction to interest expense using the effective interest method over the remaining term of the related senior notes, which extend through 2028. We recognized benefits to interest expense associated with the amortization of our terminated interest rate swaps of $3 million and $5 million for the three-month periods ended September 30, 2014 and 2013, respectively, and $11 million and $15 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

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

At September 30, 2014 and December 31, 2013, our “Accumulated other comprehensive income” included $51 million and $34 million, respectively, of after-tax deferred losses related to all terminated forward-starting swaps. These losses are being amortized as an increase to interest expense using the effective interest method over the ten-year term of the related senior notes, which extend through 2024. As of September 30, 2014, $11 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months for these previously terminated swaps.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. As of September 30, 2014, we had foreign exchange cross currency swaps outstanding for all of the anticipated cash flows associated with intercompany loans from WM Holdings to the wholly-owned Canadian subsidiaries. The hedged cash flows as of September 30, 2014 include C$370 million of total notional value. The scheduled principal payments of the loan and the related swaps are as follows: C$70 million due on October 31, 2016, C$150 million due on October 31, 2017 and C$150 million due on October 31, 2018. We designated these cross currency swaps as cash flow hedges. Gains or losses resulting from the remeasurement of the underlying non-functional currency intercompany loan are recognized in current earnings in the same financial statement line item as offsetting gains or losses on the related cross currency swaps.

Electricity Commodity Derivatives

We use short-term “receive fixed, pay variable” electricity commodity swaps to reduce the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. We hedged 1.73 million megawatt hours, or approximately 56%, of Wheelabrator’s full year 2013 merchant electricity sales and the swaps executed through September 30, 2014 are expected to hedge approximately 480,000 megawatt hours, or approximately 16%, of Wheelabrator’s full year 2014 merchant electricity sales. For the three-month periods ended September 30, 2014 and 2013, we hedged 15% and 57%, respectively, of Wheelabrator’s merchant electricity sales. For the nine-month periods ended September 30, 2014 and 2013, we hedged 16% and 55%, respectively, of Wheelabrator’s merchant electricity sales.

There was no significant ineffectiveness associated with our cash flow hedges during the three and nine months ended September 30, 2014 or 2013. Refer to Note 12 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit-Risk-Related Contingent Features

Our interest rate derivative instruments have in the past, and may in the future, contain provisions related to the Company’s credit rating. These provisions generally provide that if the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of September 30, 2014 and December 31, 2013, we did not have any interest rate derivatives outstanding that contained these credit-risk-related features.

5.	Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2014 was 32.1% and 35.7%, respectively, compared with 34.3% and 33.6%, for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2014 was primarily due to the favorable impact of federal tax credits, state tax audit settlements and adjustments to our accruals and related deferred taxes due to the filing of our 2013 income tax returns offset, in part, by the impact of state and local income taxes and non-deductible accruals and impairments. The nine months ended September 30, 2014 was also unfavorably impacted by the divestiture of our Puerto Rico operations and certain other collection and landfill assets offset, in part, by the favorable impact of the revaluation of our deferred taxes and utilization of state net operating losses resulting from a change in state law and the utilization of capital loss carryovers. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2013 was primarily due to the favorable impact of federal and state tax credits and tax audit settlements offset, in part, by the unfavorable impact of state and local income taxes and adjustments to our accruals and related deferred taxes due to the filing of our 2012 income tax returns.

Investment in Refined Coal Facility — In 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility in North Dakota. The facility’s refinement processes qualify for federal tax credits that are expected to be realized through 2019 in accordance with Section 45 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. We recognized $1 million and $3 million of net losses resulting from our share of the entity’s operating losses during the three and nine months ended September 30, 2014, and $1 million and $4 million during the three and nine months ended September 30, 2013, respectively. Our tax provision was reduced by $6 million and $14 million for the three and nine months ended September 30, 2014, respectively, and by $5 million and $14 million for the three and nine months ended September 30, 2013, respectively, primarily as a result of tax credits realized from this investment. See Note 15 for additional information related to this investment.

Investment in Low-Income Housing Properties — In 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the three and nine months ended September 30, 2014, we recognized $6 million and $18 million of losses relating to our equity investment in this entity, $1 million and $4 million of interest expense, and a reduction in our tax provision of $10 million (including $7 million of tax credits) and $27 million (including $18 million of tax credits), respectively. During

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the three and nine months ended September 30, 2013, we recognized $6 million and $18 million of losses relating to our equity investment in this entity, $2 million and $5 million of interest expense, and a reduction in our tax provision of $11 million (including $8 million of tax credits) and $28 million (including $19 million of tax credits), respectively. See Note 15 for additional information related to this investment.

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

6.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Number of common shares outstanding at end of period	457.9	469.2	457.9	469.2
Effect of using weighted average common shares outstanding	2.9	0.1	6.1	(1.5)

Weighted average basic common shares outstanding	460.8	469.3	464.0	467.7
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.8	1.9	2.4	1.5

Weighted average diluted common shares outstanding	463.6	471.2	466.4	469.2

Potentially issuable shares	12.4	12.9	12.4	12.9
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.4	0.5	0.7	0.5

7.	Commitments and Contingencies

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties in connection with both consolidated and unconsolidated entities. Guarantee agreements outstanding as of September 30, 2014 include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $9 million and (ii) agreements guaranteeing certain market value losses for approximately 800 homeowners’ properties adjacent to or near 20 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher than the $231 million recorded in the Condensed Consolidated Financial Statements as of September 30, 2014. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of September 30, 2014, we had been notified by the government that we are a PRP in connection with 75 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On December 22, 2011, the Harris County Attorney in Houston, Texas filed suit against McGinnes Industrial Maintenance Corporation (“MIMC”), WM and Waste Management of Texas, Inc., et al., seeking civil penalties and attorneys’ fees for alleged violations of the Texas Water Code and the Texas Health and Safety Code. The County’s Original Petition filed with the District Court of Harris County, Texas (the “District Court”) alleges the mismanagement of certain waste pits that were operated from 1965 to 1966 by MIMC. In 1998, a predecessor of WM acquired the stock of the parent entity of MIMC. On October 9, 2014, the District Court granted a motion for summary judgment that resulted in the dismissal of WM from the case, with remaining claims against Waste Management of Texas, Inc. and MIMC currently the subject of an on-going trial. Given the inherent uncertainties of litigation and numerous legal and factual issues in dispute, we cannot currently predict an outcome or estimate a range of loss. At this time, we do not believe that the resolution of this matter could have a material adverse effect on our business, financial condition or liquidity, but that it could have a material adverse effect on our results of operations or cash flows for a particular reporting period.

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

Litigation — In October 2011 and January 2012, we were named as a defendant in a purported class action in the Circuit Court of Sarasota County, Florida and the Circuit Court of Lawrence County, Alabama,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. These cases primarily pertain to our fuel and environmental charges included on our invoices, generally alleging that such charges were not properly disclosed, were unfair and were contrary to the customer service contracts. The law firm that filed these lawsuits had filed a purported class action in 2008 against subsidiaries of WM in Bullock County, Alabama, making similar allegations. The prior Alabama suit was removed to federal court, where the federal court ultimately dismissed the plaintiffs’ national class action claims. The plaintiffs then elected to dismiss the case without prejudice. We will vigorously defend against these pending lawsuits. Given the inherent uncertainties of litigation, including the early stage of these cases, the unknown size of any potential class, and legal and factual issues in dispute, the outcome of these cases cannot currently be predicted, but we do not believe that the eventual outcome of these cases will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tax Matters — We are currently in the examination phase of IRS audits for the tax years 2013 and 2014 and expect these audits to be completed within the next six and 18 months, respectively. We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2009, with the exception of affirmative claims in one jurisdiction that date back to 2000. We are currently under audit in Canada for the tax years 2012 and 2013 and all tax years prior to 2009 are closed. In July 2011, we acquired Oakleaf Global Holdings (“Oakleaf”), which is subject to potential IRS examination for the year 2011. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition period tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

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

Our Wheelabrator business, which manages waste-to-energy facilities and independent power production plants, continues to be a separate reportable segment as it meets one of the quantitative disclosure thresholds. On July 25, 2014, the Company signed a definitive Stock Purchase Agreement to sell substantially all of our Wheelabrator business to an affiliate of Energy Capital Partners. Accordingly, our Wheelabrator business has been classified as “Businesses held-for-sale” within our Condensed Consolidated Balance Sheet as of September 30, 2014. We have concluded that our Wheelabrator business does not qualify for discontinued operations accounting under current authoritative guidance based on our commitment to enter into a long-term agreement to supply waste to certain Wheelabrator facilities upon closing. Refer to Note 9 for additional information.

The operating segments not evaluated and overseen through the 17 Areas and Wheelabrator are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations(a)
Three Months Ended:
September 30, 2014
Solid Waste:
Tier 1	$895	$(138)	$757	$230
Tier 2	1,662	(307)	1,355	349
Tier 3	910	(147)	763	169

Solid Waste	3,467	(592)	2,875	748
Wheelabrator	205	(28)	177	48
Other	566	(16)	550	(10)

	4,238	(636)	3,602	786
Corporate and Other	—	—	—	(240)

Total	$4,238	$(636)	$3,602	$546

September 30, 2013
Solid Waste:
Tier 1	$898	$(140)	$758	$224
Tier 2	1,670	(311)	1,359	347
Tier 3	940	(157)	783	148

Solid Waste	3,508	(608)	2,900	719
Wheelabrator	214	(29)	185	39
Other	561	(25)	536	(31)

	4,283	(662)	3,621	727
Corporate and Other	—	—	—	(150)

Total	$4,283	$(662)	$3,621	$577

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations(a)
Nine Months Ended:
September 30, 2014
Solid Waste:
Tier 1	$2,630	$(405)	$2,225	$671
Tier 2	4,814	(885)	3,929	968
Tier 3	2,668	(433)	2,235	442

Solid Waste	10,112	(1,723)	8,389	2,081
Wheelabrator	641	(80)	561	102
Other	1,664	(55)	1,609	(57)

	12,417	(1,858)	10,559	2,126
Corporate and Other	—	—	—	(579)

Total	$12,417	$(1,858)	$10,559	$1,547

September 30, 2013
Solid Waste:
Tier 1	$2,632	$(417)	$2,215	$652
Tier 2	4,827	(899)	3,928	970
Tier 3	2,637	(424)	2,213	388

Solid Waste	10,096	(1,740)	8,356	2,010
Wheelabrator	634	(83)	551	52
Other	1,649	(73)	1,576	(99)

	12,379	(1,896)	10,483	1,963
Corporate and Other	—	—	—	(474)

Total	$12,379	$(1,896)	$10,483	$1,489

(a)

In accordance with authoritative guidance, the Company suspends depreciation and amortization on the underlying assets of operations classified as held-for-sale. Accordingly, we suspended $10 million of depreciation and amortization for both the three and nine months ended September 30, 2014 on assets of our Wheelabrator business upon signing the Stock Purchase Agreement discussed in Note 9.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time span, as a result of significant start-up costs and other factors, such revenue sometimes generates earnings at comparatively lower margins.

9.	Acquisitions, Divestitures and Businesses Held-for-Sale

Pending Acquisition

On September 17, 2014, the Company signed a definitive agreement to acquire the outstanding stock of Deffenbaugh Disposal, Inc., one of the largest privately owned collection and disposal firms in the Midwest. Closing of the acquisition is expected to occur in late 2014 or early 2015, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the final allocation of the purchase price for RCI (in millions):

September 30, 2014
Accounts and other receivables	$32
Property and equipment	117
Goodwill	191
Other intangible assets	169
Deferred revenues	(4)
Landfill and environmental remediation liabilities	(1)
Deferred income taxes, net	(14)
Long-term debt, less current portion	(3)

Total purchase price	$487

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

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Greenstar and RCI occurred at January 1, 2013 (in millions, except per share amounts):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Operating revenues	$3,623	$10,585
Net income attributable to Waste Management, Inc.	291	704
Basic earnings per common share	0.62	1.51
Diluted earnings per common share	0.62	1.50

Divestitures

In the third quarter of 2014, we sold certain landfill and collection operations in our Eastern Canada Area, which were included in Tier 3. We received cash proceeds from the sale of $39 million and recognized a gain of $18 million. In the second quarter of 2014, we sold our Puerto Rico operations and certain other collection and landfill assets which were included in Tier 3 and Tier 1, respectively, of our Solid Waste business. We received proceeds from the sale of $80 million, consisting of $65 million of cash and $15 million of preferred stock. The loss recognized related to the sale was $26 million. The gain and loss associated with these divestitures are recorded in “(Income) expense from divestitures, asset impairments and unusual items” in our Condensed Consolidated Statement of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Businesses Held-for-Sale

On July 25, 2014, the Company signed a definitive Stock Purchase Agreement to sell substantially all of our Wheelabrator business to an affiliate of Energy Capital Partners for $1.94 billion in cash, subject to certain post-closing adjustments. Closing of the sale is expected to occur by the end of 2014, subject to the satisfaction of customary closing conditions and receipt of regulatory approvals. In conjunction with the sale, the Company will enter into a long-term agreement to supply waste to certain Wheelabrator facilities upon closing. As of September 30, 2014, our Wheelabrator business meets the criteria to be classified as held-for-sale and has been classified as such within our Condensed Consolidated Balance Sheet. We have concluded that our Wheelabrator business does not qualify for discontinued operations accounting under current authoritative guidance based on our significant continuing obligations under the long-term waste supply agreement. The following table presents the carrying amounts of Wheelabrator assets and liabilities that have been aggregated in “Businesses held-for-sale” as of September 30, 2014 (in millions):

September 30, 2014
Accounts and other receivables	$94
Parts and supplies	60
Deferred income taxes	3
Other assets	14

Total current assets	171
Property and equipment	1,151
Goodwill	304
Other intangible assets	3
Other assets	223

Total assets	$1,852

Accounts payable	$20
Accrued liabilities	29
Deferred revenues	1
Current portion of long-term debt	2

Total current liabilities	52
Long-term debt, less current portion	12
Deferred income taxes	271
Landfill and environmental remediation liabilities	17
Other liabilities	17

Total liabilities	$369

10.	Restructuring

In August 2014, we announced a consolidation and realignment of several Corporate functions to better support achievement of the Company’s strategic goals, including cost reduction. We are in the process of implementing this restructuring plan and we expect it to be completed by the end of 2014. Voluntary separation arrangements were offered to all salaried employees within these organizations. To date, approximately 650 employees have separated from our Corporate and recycling organizations in connection with this restructuring, but we do not anticipate that all of these positions will be permanently eliminated.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2014, we recognized pre-tax charges of $67 million primarily associated with this restructuring, of which $61 million related to employee severance and benefit costs. We do not expect to incur any material charges associated with this restructuring in future periods.

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

We have recognized total charges of $71 million associated with our 2013 and 2014 restructurings related to employee severance and benefits, and we have paid approximately $19 million of these costs. At September 30, 2014, we had approximately $48 million of accrued employee severance related to our restructuring efforts, which will be paid through the end of 2016.

11.	Asset Impairments and Unusual Items

(Income) expense from divestitures, asset impairments and unusual items

During the third quarter of 2014, we recognized net gains of $16 million, primarily attributable to an $18 million gain on the sale of certain landfill and collection operations in our Eastern Canada Area. This gain was more than offset by $39 million of net charges during the nine months ended September 30, 2014, primarily related to a $26 million loss on the divestiture of our Puerto Rico operations and certain other collection and landfill assets as discussed further in Note 9 and a $12 million impairment charge due to the decision to close a waste processing facility.

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

Equity in net losses of unconsolidated entities

During the nine months ended September 30, 2014, we recognized $5 million of charges to write down an equity method investment in a waste diversion technology company to its fair value.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing debits to accumulated other comprehensive income):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2013	$(62)	$6	$208	$2	$154
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(2), $4, $0 and $0, respectively	(3)	5	(63)	—	(61)
Amounts reclassified from accumulated other comprehensive income, net of tax (expense) benefit of $1, $0, $0 and $0, respectively	1	—	(17)	—	(16)

Net current period other comprehensive income (loss)	(2)	5	(80)	—	(77)

Balance, September 30, 2014	$(64)	$11	$128	$2	$77

The amounts of other comprehensive income (loss) before reclassifications associated with our cash flow derivative instruments are as follows (in millions):

	Amount of Derivative Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedges	2014	2013	2014	2013
Forward-starting interest rate swaps	$—	$(1)	$(8)	$11
Foreign currency derivatives	13	(8)	11	11
Electricity commodity derivatives	—	—	(8)	(6)

Total before tax	13	(9)	(5)	16
Tax (expense) benefit	(5)	4	2	(6)

Net of tax	$8	$(5)	$(3)	$10

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	Amount Reclassified from Accumulated Other Comprehensive Income				Statement of Operations Classification
	Three Months Ended September 30,		Nine Months Ended September 30,
Detail About Accumulated Other Comprehensive Income Components	2014	2013	2014	2013
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(3)	$(2)	$(8)	$(6)	Interest expense
Treasury rate locks	—	—	(1)	(1)	Interest expense
Foreign currency derivatives	16	(9)	16	10	Other, net
Electricity commodity derivatives	—	—	(9)	(6)	Operating revenues

	13	(11)	(2)	(3)	Total before tax
	(5)	4	1	1	Tax (expense) benefit

Total reclassifications for the period	$8	$(7)	$(1)	$(2)	Net of tax

13.	Share Repurchases

Our share repurchases have been made in accordance with financial plans approved by our Board of Directors. In February 2014, the Board of Directors authorized up to $600 million in future share repurchases.

During the third quarter of 2014, we entered into accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $600 million of our common stock, which we funded with borrowings under our $2.25 billion revolving credit facility. At the beginning of the ASR repurchase periods, we delivered $600 million in cash and received 9.6 million shares, representing 70 percent of the shares expected to be repurchased based on then-current market prices. The final number of shares to be repurchased and the final average price per share under each ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of each agreement. Purchases under the ASR agreements are expected to be completed in late 2014 or early 2015.

The ASR agreements were accounted for as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASR agreements and (ii) as a forward contract indexed to our own common stock for the undelivered shares. The initial delivery of shares is included in treasury stock at a cost of $420 million and resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The $180 million forward contract indexed to our own stock met the criteria for equity classification and this amount was recorded in additional paid-in capital.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at September 30, 2014 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$73	$73	$—	$—
Fixed-income securities	37	—	37	—
Redeemable preferred stock	47	—	—	47
Foreign currency derivatives	15	—	15	—

Total assets	$172	$73	$52	$47

Liabilities:
Electricity commodity derivatives(b)	$2	$—	$2	$—
Foreign currency derivatives	3	—	3	—

Total liabilities	$5	$—	$5	$—

		Fair Value Measurements at December 31, 2013 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$99	$99	$—	$—
Fixed-income securities	36	—	36	—
Redeemable preferred stock	25	—	—	25
Foreign currency derivatives	2	—	2	—

Total assets	$162	$99	$38	$25

Liabilities:
Interest rate derivatives	$28	$—	$28	$—
Electricity commodity derivatives	3	—	3	—

Total liabilities	$31	$—	$31	$—

(a)

Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value currently available. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow analysis, third-party appraisals or industry multiples and public comparables. The increase in the fair value of our redeemable

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock at September 30, 2014 compared to December 31, 2013 is related to (i) $15 million of preferred stock acquired in conjunction with the sale of our Puerto Rico operations and certain other collection and landfill assets, which is discussed in Note 9, and (ii) a $7 million increase in the fair value of the redeemable preferred stock outstanding at December 31, 2013 due to an increase in the price per share established in a recent stock issuance.

(b)

The amount reported as of September 30, 2014 is reflected in “Businesses held-for-sale” in our Condensed Consolidated Balance Sheet due to the pending sale of substantially all of our Wheelabrator business. Refer to Note 9 for additional information.

Fair Value of Debt

At September 30, 2014 and December 31, 2013, the carrying value of our debt was approximately $10.2 billion. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 4.

The estimated fair value of our debt was approximately $11.3 billion at September 30, 2014 and approximately $11.0 billion at December 31, 2013. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2014 and December 31, 2013. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

15.	Variable Interest Entities

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

Consolidated Variable Interest Entities

Waste-to-Energy LLCs — In June 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we lease, operate and maintain. We own a 0.5% interest in one of the LLCs (“LLC I”) and a 0.25% interest in the second LLC (“LLC II”). John Hancock Life Insurance Company (“Hancock”) owns 99.5% of LLC I and 99.75% of LLC II is owned by LLC I and the CIT Group (“CIT”). We are in discussions with Hancock and CIT to acquire their interests in these entities pursuant to terms and conditions of the LLC agreements. The LLCs are part of our Wheelabrator business. We intend to sell our interests in these entities to the purchaser of substantially all of our Wheelabrator business pursuant to the Stock Purchase Agreement discussed further in Note 9.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income, losses and cash flows of the LLCs are allocated to the members based on their initial equity ownership percentages until Hancock and CIT achieve targeted returns on their initial capital investments in each respective LLC. All allocations made through September 30, 2014 have been based on initial equity ownership percentages as the target returns have not yet been achieved for either LLC. We currently expect Hancock and CIT to achieve their targeted return on LLC II in early 2015 and Hancock to achieve its targeted return on LLC I in mid-2015. After the investors have achieved their targeted returns, the LLC agreements provide that we will receive 80% of the earnings of each of the LLCs and Hancock and CIT will be allocated the remaining 20%.

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

As of September 30, 2014 and December 31, 2013, our Condensed Consolidated Balance Sheets included $275 million and $284 million, respectively, of net property and equipment associated with the LLCs’ waste-to-energy facilities and $243 million and $239 million, respectively, in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. The September 30, 2014 net property and equipment of $275 million is part of our Wheelabrator business and is classified as “Businesses held-for-sale” in the Condensed Consolidated Balance Sheet. See Note 9 for further discussion. We recognized reductions in consolidated earnings of $8 million and $29 million for the three and nine months ended September 30, 2014, respectively, and $10 million and $32 million for the three and nine months ended September 30, 2013, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings, which are included in our consolidated net income. The LLCs’ earnings relate to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in the Company’s consolidation.

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

Through September 30, 2014, we had funded approximately £18 million, or $30 million, through loans and less than $1 million through equity contributions. These amounts are included in our Condensed Consolidated Balance Sheet as long-term “Other assets” and “Investments in unconsolidated entities,” respectively. In addition to the funding commitments described above, the JV has entered into certain foreign currency and interest rate derivatives at the direction of the Norfolk County Council (the “Council”), which awarded the project to the JV. The losses incurred on these derivatives will ultimately be recoverable from the Council under the terms of the project, and accordingly, are not reflected in our “Equity in net losses of unconsolidated entities.”

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following delays in obtaining planning approval, the Council held a special meeting on April 7, 2014 and voted to terminate the project agreement with the JV. The JV then exercised its right to accelerate the effective date of the project agreement’s termination to May 16, 2014. The Council now is obligated to reimburse the JV up to £34 million, or $55 million, based on the exchange rate as of September 30, 2014, in termination fees and reimbursements required by its agreements with the JV, of which £27 million, or $44 million, has been reimbursed to date. As a result, any impairment resulting from the termination of the project that we record on account of our interest in the JV will not be material. Our interest in the JV and rights to remaining reimbursements owed will not be transferred to the purchaser of our Wheelabrator business under the Stock Purchase Agreement discussed further in Note 9.

Investment in Refined Coal Facility — In 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. As of September 30, 2014 and December 31, 2013, our investment balance was $34 million and $27 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Required capital contributions commenced in the first quarter of 2013 and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Low-Income Housing Properties — In 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At September 30, 2014 and December 31, 2013, our investment balance was $110 million and $129 million, respectively, and our debt balance was $110 million and $128 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheet. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.” These trusts had a fair value of $128 million at September 30, 2014 and $125 million at December 31, 2013. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $113 million and $110 million as of September 30, 2014 and December 31, 2013, respectively.

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

16.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2014

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$183	$—	$183
Investments in and advances to affiliates(a)	—	1,216	—	(1,216)	—
Other current assets(a)	—	6	3,927	—	3,933

	—	1,222	4,110	(1,216)	4,116
Property and equipment, net	—	—	10,849	—	10,849
Investments in and advances to affiliates	16,669	16,400	5,292	(38,361)	—
Other assets	41	28	7,177	—	7,246

Total assets	$16,710	$17,650	$27,428	$(39,577)	$22,211

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$946	$—	$195	$—	$1,141
Accounts payable and other current liabilities(a)	68	5	2,575	—	2,648

	1,014	5	2,770	—	3,789
Long-term debt, less current portion	5,567	449	3,007	—	9,023
Due to affiliates	4,765	527	—	(5,292)	—
Other liabilities	—	—	3,736	—	3,736

Total liabilities	11,346	981	9,513	(5,292)	16,548
Equity:
Stockholders’ equity	5,364	16,669	17,616	(34,285)	5,364
Noncontrolling interests	—	—	299	—	299

	5,364	16,669	17,915	(34,285)	5,663

Total liabilities and equity	$16,710	$17,650	$27,428	$(39,577)	$22,211

(a)

Amounts reported for Non-Guarantor Subsidiaries include $1.9 billion of assets and $0.4 billion of liabilities associated with our Wheelabrator business, which are reflected in “Businesses held-for-sale” in our Condensed Consolidated Balance Sheet. The related ownership for WM Holdings’ net investment is reported in current assets. Refer to Note 9 for additional information.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2013

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$58	$—	$58
Other current assets	—	6	2,435	—	2,441

	—	6	2,493	—	2,499
Property and equipment, net	—	—	12,344	—	12,344
Investments in and advances to affiliates(b)	15,802	16,845	4,268	(36,915)	—
Other assets	42	12	7,706	—	7,760

Total assets	$15,844	$16,863	$26,811	$(36,915)	$22,603

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$587	$—	$139	$—	$726
Accounts payable and other current liabilities	109	13	2,166	—	2,288

	696	13	2,305	—	3,014
Long-term debt, less current portion	5,772	449	3,279	—	9,500
Due to affiliates(b)	3,669	599	—	(4,268)	—
Other liabilities	—	—	4,087	—	4,087

Total liabilities	10,137	1,061	9,671	(4,268)	16,601
Equity:
Stockholders’ equity	5,707	15,802	16,845	(32,647)	5,707
Noncontrolling interests	—	—	295	—	295

	5,707	15,802	17,140	(32,647)	6,002

Total liabilities and equity	$15,844	$16,863	$26,811	$(36,915)	$22,603

(b)

In conjunction with the preparation of our September 30, 2014 Condensed Consolidating Financial Statements, we identified corrections associated with the presentation of affiliate obligations previously reported in WM and WM Holdings’ “Investments in and advances to affiliates”. Accordingly, the 2013 Condensed Consolidating Balance Sheet included herein has been revised.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2014

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,602	$—	$3,602
Costs and expenses	—	—	3,056	—	3,056

Income from operations	—	—	546	—	546

Other income (expense):
Interest expense, net	(89)	(8)	(19)	—	(116)
Equity in earnings of subsidiaries, net of taxes	324	329	—	(653)	—
Other, net	—	—	(16)	—	(16)

	235	321	(35)	(653)	(132)

Income before income taxes	235	321	511	(653)	414
Provision for (benefit from) income taxes	(35)	(3)	171	—	133

Consolidated net income	270	324	340	(653)	281
Less: Net income attributable to noncontrolling interests	—	—	11	—	11

Net income attributable to Waste Management, Inc.	$270	$324	$329	$(653)	$270

Three Months Ended September 30, 2013

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,621	$—	$3,621
Costs and expenses	—	—	3,044	—	3,044

Income from operations	—	—	577	—	577

Other income (expense):
Interest expense, net	(88)	(8)	(23)	—	(119)
Equity in earnings of subsidiaries, net of taxes	344	349	—	(693)	—
Other, net	—	—	(6)	—	(6)

	256	341	(29)	(693)	(125)

Income before income taxes	256	341	548	(693)	452
Provision for (benefit from) income taxes	(35)	(3)	193	—	155

Consolidated net income	291	344	355	(693)	297
Less: Net income attributable to noncontrolling interests	—	—	6	—	6

Net income attributable to Waste Management, Inc.	$291	$344	$349	$(693)	$291

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2014

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$10,559	$—	$10,559
Costs and expenses	—	(34)	9,046	—	9,012

Income from operations	—	34	1,513	—	1,547

Other income (expense):
Interest expense, net	(263)	(24)	(65)	—	(352)
Equity in earnings of subsidiaries, net of taxes	867	848	—	(1,715)	—
Other, net	—	—	(43)	—	(43)

	604	824	(108)	(1,715)	(395)

Income before income taxes	604	858	1,405	(1,715)	1,152
Provision for (benefit from) income taxes	(104)	(9)	525	—	412

Consolidated net income	708	867	880	(1,715)	740
Less: Net income attributable to noncontrolling interests	—	—	32	—	32

Net income attributable to Waste Management, Inc.	$708	$867	$848	$(1,715)	$708

Nine Months Ended September 30, 2013

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$10,483	$—	$10,483
Costs and expenses	—	1	8,993	—	8,994

Income from operations	—	(1)	1,490	—	1,489

Other income (expense):
Interest expense, net	(268)	(24)	(69)	—	(361)
Equity in earnings of subsidiaries, net of taxes	865	881	—	(1,746)	—
Other, net	—	—	(31)	—	(31)

	597	857	(100)	(1,746)	(392)

Income before income taxes	597	856	1,390	(1,746)	1,097
Provision for (benefit from) income taxes	(106)	(9)	483	—	368

Consolidated net income	703	865	907	(1,746)	729
Less: Net income attributable to noncontrolling interests	—	—	26	—	26

Net income attributable to Waste Management, Inc.	$703	$865	$881	$(1,746)	$703

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2014
Comprehensive income	$271	$324	$281	$(653)	$223
Less: Comprehensive income attributable to noncontrolling interests	—	—	11	—	11

Comprehensive income attributable to Waste Management, Inc.	$271	$324	$270	$(653)	$212

Three Months Ended September 30, 2013
Comprehensive income	$292	$344	$389	$(693)	$332
Less: Comprehensive income attributable to noncontrolling interests	—	—	6	—	6

Comprehensive income attributable to Waste Management, Inc.	$292	$344	$383	$(693)	$326

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Nine Months Ended September 30, 2014
Comprehensive income	$708	$867	$803	$(1,715)	$663
Less: Comprehensive income attributable to noncontrolling interests	—	—	32	—	32

Comprehensive income attributable to Waste Management, Inc.	$708	$867	$771	$(1,715)	$631

Nine Months Ended September 30, 2013
Comprehensive income	$714	$865	$872	$(1,746)	$705
Less: Comprehensive income attributable to noncontrolling interests	—	—	26	—	26

Comprehensive income attributable to Waste Management, Inc.	$714	$865	$846	$(1,746)	$679

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$708	$867	$880	$(1,715)	$740
Equity in earnings of subsidiaries, net of taxes	(867)	(848)	—	1,715	—
Other adjustments	(46)	(8)	1,125	—	1,071

Net cash provided by (used in) operating activities	(205)	11	2,005	—	1,811

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(32)	—	(32)
Capital expenditures	—	—	(781)	—	(781)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	42	277	—	319
Net receipts from restricted trust and escrow accounts and other, net	—	—	(82)	—	(82)

Net cash provided by (used in) investing activities	—	42	(618)	—	(576)

Cash flows from financing activities:
New borrowings	2,157	—	207	—	2,364
Debt repayments	(1,995)	—	(397)	—	(2,392)
Common stock repurchases	(600)	—	—	—	(600)
Cash dividends	(521)	—	—	—	(521)
Exercise of common stock options	70	—	—	—	70
Distributions paid to noncontrolling interests and other	3	—	(31)	—	(28)
(Increase) decrease in intercompany and investments, net	1,091	(53)	(1,038)	—	—

Net cash provided by (used in) financing activities	205	(53)	(1,259)	—	(1,107)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	—	—	125	—	125
Cash and cash equivalents at beginning of period	—	—	58	—	58

Cash and cash equivalents at end of period	$—	$—	$183	$—	$183

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Nine Months Ended September 30, 2013

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$703	$865	$907	$(1,746)	$729
Equity in earnings of subsidiaries, net of taxes	(865)	(881)	—	1,746	—
Other adjustments	(19)	(8)	1,156	—	1,129

Net cash provided by (used in) operating activities	(181)	(24)	2,063	—	1,858

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(698)	—	(698)
Capital expenditures	—	—	(824)	—	(824)
Proceeds from divestitures of businesses (net of cash divested) and other sales of assets	—	—	113	—	113
Net receipts from restricted trust and escrow accounts and other, net	—	—	(23)	—	(23)

Net cash provided by (used in) investing activities	—	—	(1,432)	—	(1,432)

Cash flows from financing activities:
New borrowings	615	—	1,042	—	1,657
Debt repayments	(875)	—	(808)	—	(1,683)
Cash dividends	(512)	—	—	—	(512)
Exercise of common stock options	116	—	—	—	116
Distributions paid to noncontrolling interests and other	12	—	(49)	—	(37)
(Increase) decrease in intercompany and investments, net	765	24	(789)	—	—

Net cash provided by (used in) financing activities	121	24	(604)	—	(459)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)

Increase (decrease) in cash and cash equivalents	(60)	—	23	—	(37)
Cash and cash equivalents at beginning of period	60	—	134	—	194

Cash and cash equivalents at end of period	$—	$—	$157	$—	$157

17.	New Accounting Standard Pending Adoption

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

our anticipated divestiture of Wheelabrator may present financial, managerial and operational risks, including diversion of management attention, difficulties separating and transitioning systems and personnel, adverse effects on existing business and customer relationships and inability to replace earnings previously generated by the divested business. Additionally, continuing obligations and retained liabilities from the divestiture could adversely affect the Company’s financial results;

•

our August 2014 consolidation and realignment of staff may not achieve the goals and cost savings intended, and implementation may result in business disruption, employee distraction and restructuring charges;

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

Highlights of our financial results for the current quarter include:

•

Revenues of $3,602 million compared with $3,621 million in the third quarter of 2013, a decrease of $19 million, or 0.5%. This decrease in revenues is primarily attributable to lower volumes, which decreased our revenues by $49 million and divestitures, primarily in Puerto Rico and certain landfill and collection operations in our Eastern Canada Area, which decreased revenue by $24 million. These decreases were partially offset by positive revenue growth from yield on our collection and disposal operations of $68 million, or 2.3%.

•

Operating expenses of $2,299 million, or 63.8% of revenues, compared with $2,325 million, or 64.2% of revenues, in the third quarter of 2013. This decrease of $26 million is largely driven by our decline in collection volumes and divestitures, which both affect several of our operating expense categories, particularly labor costs, transfer and disposal costs, and fuel costs.

•

Selling, general and administrative expenses of $377 million, or 10.5% of revenues, compared with $349 million, or 9.6% of revenues, in the third quarter of 2013. This increase of $28 million is driven mainly by higher litigation reserves;

•	Income from operations of $546 million, or 15.2% of revenues, compared with $577 million, or 15.9% of revenues, in the third quarter of 2013; and

•	Net income attributable to Waste Management, Inc. of $270 million, or $0.58 per diluted share, as compared with $291 million, or $0.62 per diluted share in the third quarter of 2013.

The comparability of our diluted earnings per share has been affected by the following items that occurred in the third quarter of 2014:

•	The recognition of pre-tax charges aggregating $67 million primarily related to our August 2014 reorganization, which had a negative impact of $0.09 on our diluted earnings per share; and

•

The recognition of pre-tax charges aggregating $20 million comprised of (i) litigation reserves and (ii) the write down of an investment in a waste diversion technology company, partially offset by a gain on the sale of certain landfill and collection operations in our Eastern Canada Area . These items had a negative impact of $0.05 on our diluted earnings per share.

Our third quarter of 2013 results were affected by the following:

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be the same as similarly-titled measures presented by other companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$672	$736	$1,811	$1,858
Capital expenditures	(307)	(323)	(781)	(824)
Proceeds from divestitures of businesses and other assets (net of cash divested)	53	39	319	113

Free cash flow	$418	$452	$1,349	$1,147

When comparing our cash flows from operating activities for the three and nine months ended September 30, 2014 to the comparable periods in 2013, the decrease for the three months of $64 million is primarily related to higher income tax payments in the current year. The decrease of $47 million for the nine months was primarily related to (i) higher income tax payments in the current year; (ii) higher annual incentive plan payments made in the first quarter of 2014 when compared to 2013 and (iii) the settlement of forward-starting swap liabilities in the first quarter of 2014. These decreases were partially offset by higher cash earnings and favorable working capital changes.

The increase in proceeds from divestitures of businesses and other assets (net of cash divested) is largely driven by (i) the sale of our investment in Shanghai Environment Group (“SEG”), which was part of our Wheelabrator business, in the first quarter of 2014 for $155 million (ii) the sale of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014, for proceeds of $80 million, including $65 million in cash; (iii) the sale of a vacant facility in the second quarter of 2014 for $19 million and (iv) the sale of certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014 for $39 million.

Pending Acquisition

On September 17, 2014, the Company signed a definitive agreement to acquire the outstanding stock of Deffenbaugh Disposal, Inc., one of the largest privately owned collection and disposal firms in the Midwest. Closing of the acquisition is expected to occur in late 2014 or early 2015, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

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

Divestitures

In the third quarter of 2014, we sold certain landfill and collection operations in our Eastern Canada Area, which were included in Tier 3. We received cash proceeds from the sale of $39 million and recognized a gain of $18 million. In the second quarter of 2014, we sold our Puerto Rico operations and certain other collection and landfill assets which were included in Tier 3 and Tier 1, respectively, of our Solid Waste business. We received proceeds from the sale of $80 million, consisting of $65 million of cash and $15 million of preferred stock. The loss recognized related to the sale was $26 million. The gain and loss associated with these divestitures are recorded in “(Income) expense from divestitures, asset impairments and unusual items” in our Condensed Consolidated Statement of Operations.

Businesses Held-for-Sale

On July 25, 2014, the Company signed a definitive Stock Purchase Agreement to sell substantially all of our Wheelabrator business to an affiliate of Energy Capital Partners for $1.94 billion in cash, subject to certain post-closing adjustments. Closing of the sale is expected to occur by the end of 2014, subject to the satisfaction of customary closing conditions and receipt of regulatory approvals. In conjunction with the sale, the Company will enter into a long-term agreement to supply waste to certain Wheelabrator facilities upon closing.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Solid Waste:
Tier 1	$895	$898	$2,630	$2,632
Tier 2	1,662	1,670	4,814	4,827
Tier 3	910	940	2,668	2,637

Solid Waste	3,467	3,508	10,112	10,096
Wheelabrator	205	214	641	634
Other	566	561	1,664	1,649
Intercompany	(636)	(662)	(1,858)	(1,896)

Total	$3,602	$3,621	$10,559	$10,483

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Commercial	$853	$871	$2,555	$2,566
Residential	636	659	1,914	1,956
Industrial	586	589	1,676	1,659
Other	90	74	255	200

Total collection	2,165	2,193	6,400	6,381
Landfill	758	741	2,122	2,085
Transfer	354	352	1,017	997
Wheelabrator	205	214	641	634
Recycling	351	367	1,049	1,091
Other	405	416	1,188	1,191
Intercompany	(636)	(662)	(1,858)	(1,896)

Total	$3,602	$3,621	$10,559	$10,483

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended September 30, 2014 vs. 2013		Period-to-Period Change for the Nine Months Ended September 30, 2014 vs. 2013
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$58	1.6%	$204	1.9%
Volume	(49)	(1.3)	(159)	(1.5)

Internal revenue growth	9	0.3	45	0.4
Acquisitions	8	0.2	116	1.1
Divestitures	(24)	(0.7)	(42)	(0.4)
Foreign currency translation	(12)	(0.3)	(43)	(0.4)

Total	$(19)	(0.5)%	$76	0.7%

(a)

Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,597 million and $10,441 million for the three- and nine-month periods, respectively).

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

	Period-to-Period Change for the Three Months Ended September 30, 2014 vs. 2013		Period-to-Period Change for the Nine Months Ended September 30, 2014 vs. 2013
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection, landfill and transfer	$68	2.4%	$206	2.5%
Waste-to-energy disposal(ii)	—	—	(1)	(0.3)

Collection and disposal(ii)	68	2.3	205	2.4
Recycling commodities	(5)	(1.4)	(32)	(3.0)
Electricity(ii)	(5)	(7.4)	24	11.7
Fuel surcharges and mandated fees	—	—	7	1.4

Total	$58	1.6%	$204	1.9%

(i)

Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three and nine months ended September 30, 2013 adjusted to exclude the impacts of divestitures (in millions):

	Denominator
	Three Months Ended September 30	Nine Months Ended September 30
Related business revenues:
Collection, landfill and transfer	$2,881	$8,327
Waste-to-energy disposal	107	320

Collection and disposal	2,988	8,647
Recycling commodities	362	1,076
Electricity	68	205
Fuel surcharges and mandated fees	179	513

Total Company	$3,597	$10,441

(ii)	Average revenue growth from yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator business which is reported as “Electricity” revenues.

Our revenues decreased $19 million, or 0.5%, and increased $76 million, or 0.7%, for the three and nine months ended September 30, 2014, respectively, as compared with the prior year periods. Our current periods’ revenue fluctuation has been driven by (i) revenue declines due to lower volumes; (ii) divestitures, primarily our Puerto Rico divestiture in the second quarter of 2014 and the divestiture of certain landfill and collection operations in our Eastern Canada Area in the current quarter and (iii) foreign currency translation, which affects revenues from our Canadian operations. Offsetting these revenue declines were (i) increased revenue growth from yield on our collection and disposal operations; and (ii) revenue from acquired operations, particularly the RCI operations acquired in in July 2013, which contributed approximately $77 million to the revenue growth for the nine months ended September 30, 2014.

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

Revenue growth from collection and disposal average yield was $68 million, or 2.3%, and $205 million, or 2.4%, for the three and nine months ended September 30, 2014, respectively, as compared with the prior year period. The details of our three principal collection lines of business are as follows (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2014 vs. 2013		Period-to-Period Change for the Nine Months Ended September 30, 2014 vs. 2013
	Amount	As a % of Related Business	Amount	As a % of Related Business
Commercial	$37	4.7%	$104	4.5%
Industrial	19	3.5	67	4.4
Residential	8	1.4	25	1.4

	$64		$196

Our year-over-year yield growth was driven largely by our pricing strategy that combines focused effort on price increases with lower rollbacks. Other drivers affecting the current period average yield include:

•

We instituted a fee in April 2013 to help us recover a portion of the significant regulatory costs and fees, such as host fees and disposal taxes, which have not been recouped by our pricing programs. Revenues generated from this fee are approximately $30 million and $68 million for the three and nine months ended September 30, 2014, respectively, principally in our collection business, with the most significant impact in our commercial line of business.

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

•

Yield growth from our landfill and transfer station operations also improved for the three and nine months ended September 30, 2014. Improving yield in our landfill business has proved to be a challenge, due, in part, to excess disposal capacity that exists in many of the markets in which we own or operate landfills.

Electricity — Revenue decreased $5 million and increased $24 million for the three and nine months ended September 30, 2014, respectively, as compared with same prior year periods. The year-to-date revenue increase is driven by higher prices at our merchant waste-to-energy facilities due to the exceptionally cold winter conditions that drove a higher demand for electricity in the first three months of 2014 as compared with the prior year period.

Recycling commodities — Decreases in the prices of the recycling commodities we sold resulted in revenue declines of $5 million and $32 million for the three and nine months ended September 30, 2014, respectively, compared with the same prior year periods.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, were flat and increased $7 million for the three and nine months ended September 30, 2014, respectively. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Although we experienced slightly lower year-over-year average fuel prices for the three- and nine-month periods as compared with the prior year periods, our overall year-to-date fuel surcharge revenues increased as a result of a revision of the surcharge calculation implemented to better capture price increases intended to be recovered by the surcharge. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume — Changes in our volume caused our revenue to decrease $49 million, or 1.3%, and $159 million, or 1.5%, for the three and nine months ended September 30, 2014, respectively, as compared to prior year periods, driven by declines in our collection business. Our volume fluctuations are generally attributable to economic conditions, pricing changes, competition and diversion of waste by customers. Specifically, our revenue growth due to volume has been negatively affected by our pricing strategy implemented in 2013. We are experiencing volume decline due to the loss of low margin customers that we are not willing to keep at current rates. Additionally, we are experiencing losses of certain municipal contracts that are up for bid. As a result of both the very competitive environment and our focus on reasonable returns, we are facing challenges to keep existing contracts and to win new contracts. Finally, we experienced revenue declines associated with the loss of certain strategic accounts.

Other drivers affecting volumes in the current three- and nine-month periods include:

•	We experienced revenue declines of approximately $23 million associated with the severe winter weather conditions in the first quarter of 2014.

•

We experienced higher landfill volumes in 2014 driven, in part, by our municipal solid waste and construction and demolition businesses, and the event driven increases in our special waste and other landfill businesses.

•

We experienced revenue increases due to higher volumes in our ancillary services, primarily driven by increases in our Energy and Environmental Services, our WM Renewable Energy Program and our portable self-storage services.

Our pricing strategy and our focus on controlling variable costs have consistently provided margin improvements in our collection line of business, although we have seen margin deterioration in our residential line of business throughout 2014. The severe weather conditions we experienced in the first quarter of 2014 dampened our year-over-year collection margin growth for the nine months ended September 30, 2014.

Acquisitions and Divestitures — Revenues increased $8 million and $116 million for the three and nine months ended September 30, 2014, respectively, as compared with the prior year period due to acquisitions. This year-to-date increase was principally associated with the RCI operations acquired in July 2013, which is reported primarily in our collection line of business. These revenues were offset partially by revenue decreases of $24 million and $42 million for the three- and nine-month periods ended September 30, 2014, respectively, primarily due to our divestiture of Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014 and the divestiture of certain landfill and collection operations in our Eastern Canada Area in the current quarter.

Operating Expenses

Our operating expenses decreased by $26 million, or 1.1%, and $13 million, or 0.2%, for the three and nine months ended September 30, 2014, respectively, as compared with the three and nine months ended September 30, 2013. Our operating expenses as a percentage of revenues decreased to 63.8% in the third quarter of 2014 from 64.2% in the third quarter of 2013, and decreased to 64.7% for the nine months ended September 30, 2014 from 65.3% for the nine months ended September 30, 2013.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change

	2014	2013			2014	2013
Labor and related benefits	$624	$641	$(17)	(2.7)%	$1,860	$1,874	$(14)	(0.7)%
Transfer and disposal costs	240	252	(12)	(4.8)	702	734	(32)	(4.4)
Maintenance and repairs	292	294	(2)	(0.7)	901	897	4	0.4
Subcontractor costs	315	306	9	2.9	926	879	47	5.3
Cost of goods sold	254	260	(6)	(2.3)	743	754	(11)	(1.5)
Fuel	142	154	(12)	(7.8)	444	456	(12)	(2.6)
Disposal and franchise fees and taxes	176	171	5	2.9	502	490	12	2.4
Landfill operating costs	70	62	8	12.9	195	174	21	12.1
Risk management	51	57	(6)	(10.5)	161	181	(20)	(11.0)
Other	135	128	7	5.5	398	406	(8)	(2.0)

	$2,299	$2,325	$(26)	(1.1)%	$6,832	$6,845	$(13)	(0.2)%

Significant changes in our operating expenses are discussed below.

Labor and related benefits — Significant items affecting the comparability of expenses for the periods presented include:

•	Headcount, exclusive of acquisitions, decreased in the current period compared to the prior year period;

•	Higher wages due to merit increases effective in the second quarters of 2013 and 2014;

•	Increased health and welfare costs;

•	Increased incentive compensation; and

•	Decreased contract labor principally attributed to the collection line of business.

Subcontractor costs — The current period increases in subcontractor costs were primarily driven by remediation services within Energy and Environmental Services. The acquired RCI operations also contributed to the increased costs in the nine months ended September 30, 2014.

Cost of goods sold — Significant items affecting the comparability of expenses for the periods presented include:

•	Increased efforts to reduce controllable recycling rebates paid to customers;

•	Better alignment of rebate structures to commodity prices for new recycling contracts;

•	Ongoing recycling business improvement efforts around inbound quality control;

•	Commodity price fluctuations; and

•	Increased business in portable self-storage services and remediation services.

Fuel — The decrease in fuel expense when compared to the prior year period was driven by (i) lower fuel purchases due to reduced collection volumes; (ii) lower costs resulting from the conversion of our fleet to CNG vehicles and (iii) lower fuel prices. These decreases were offset, in part, by (i) a retroactive CNG fuel excise tax credit recognized in the first quarter of 2013 and (ii) the expiration of the excise credit in 2014.

Disposal and franchise fees and taxes — The increase in costs when compared to the prior periods was due to (i) higher disposal fees driven by increased landfill volumes, including those from the RCI operations acquired in July 2013 and (ii) higher municipal franchise fees relating to the collection line of business. The unfavorable variances in the nine months ended September 30, 2014 were offset, in part, by a retroactive surcharge at one of our waste-to-energy facilities in the second quarter of 2013.

Landfill operating costs — The increases in the current period were driven primarily by (i) an unfavorable discount rate adjustment in the current quarter and (ii) higher site maintenance costs during 2014. A favorable discount rate adjustment in the second quarter of 2013 contributed to the increase in the current nine-month period.

Risk management — The decrease in risk management costs when compared to the prior periods was primarily due to lower auto and general liability claims and, to a lesser extent, decreased workers compensation claims and lower truck insurance expenses in the current year.

Other —The increase in the current period was driven in part by prior year contingent consideration adjustments, which lowered our costs in the third quarter of 2013. The decrease in the comparable nine-month period is primarily due to the gain on the sale of a vacant facility in the second quarter of 2014.

Selling, General and Administrative

Our selling, general and administrative expenses increased $28 million, or 8.0%, and $13 million, or 1.2%, when comparing the three and nine months ended September 30, 2014 to the comparable prior year periods. As a percentage of revenue, our selling, general and administrative expenses increased from 9.6% for the third quarter of 2013 to 10.5% for the third quarter of 2014, and increased from 10.4% for the nine months ended September 30, 2013 to 10.5% for the nine months ended September 30, 2014.

The following table summarizes the major components of our selling, general and administrative expenses for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change

	2014	2013			2014	2013
Labor and related benefits	$223	$232	$(9)	(3.9)%	$700	$693	$7	1.0%
Professional fees	27	29	(2)	(6.9)	85	95	(10)	(10.5)
Provision for bad debts	12	2	10	*	31	28	3	10.7
Other	115	86	29	33.7	289	276	13	4.7

	$377	$349	$28	8.0%	$1,105	$1,092	$13	1.2%

*	Percentage change does not provide a meaningful comparison.

Labor and related benefits — Factors affecting the change in our labor and related benefits costs in the current nine-month period include:

•	Higher salaries and wages due primarily to merit increases;

•	Higher incentive compensation costs;

•	Increased health and welfare costs; and

•	Cost reductions resulting from our August 2014 reorganization.

During the current three-month period, we have experienced the same trends as noted above for the nine-month period, although the cost reductions resulting from the August 2014 reorganization have more than offset the other increased costs.

Professional fees — Our professional fees decreased primarily due to our concerted effort to reduce consulting fees in 2014.

Provision for bad debts — Our provision for bad debts increased, principally in comparison to the prior year three-month period, as a result of the 2013 collection of certain fully reserved receivables related to our Puerto Rico operations.

Other — For the three-months ended September 30, 2014, other costs increased primarily due to higher litigation reserves. During the current nine-month period, these costs were partially offset by the reversal of a reserve in the second quarter of 2014 due to a favorable litigation resolution and lower advertising costs.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change

	2014	2013			2014	2013
Depreciation of tangible property and equipment	$207	$216	$(9)	(4.2)%	$635	$638	$(3)	(0.5)%
Amortization of landfill airspace	103	107	(4)	(3.7)	291	310	(19)	(6.1)
Amortization of intangible assets	19	21	(2)	(9.5)	59	58	1	1.7

	$329	$344	$(15)	(4.4)%	$985	$1,006	$(21)	(2.1)%

Depreciation and amortization expense decreased in 2014, primarily as a result of the pending sale of our Wheelabrator business. In accordance with authoritative guidance, the Company suspends depreciation and amortization on the underlying assets of operations classified as held-for-sale. Accordingly, we suspended $10 million of depreciation and amortization for both the three and nine months ended September 30, 2014 on assets of our Wheelabrator business upon signing the Stock Purchase Agreement discussed in Note 9 of the Condensed Consolidated Financial Statements.

Restructuring

In August 2014, we announced a consolidation and realignment of several Corporate functions to better support achievement of the Company’s strategic goals, including cost reduction. We are in the process of implementing this restructuring plan and we expect it to be completed by the end of 2014. Voluntary separation arrangements were offered to all salaried exempt employees within these organizations. To date, approximately 650 employees have separated from our Corporate and recycling organizations in connection with this restructuring, but we do not anticipate that all of these positions will be permanently eliminated.

During the third quarter of 2014, we recognized pre-tax charges of $67 million primarily associated with this restructuring, of which $61 million related to employee severance and benefit costs. We do not expect to incur any material charges associated with this restructuring in future periods.

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

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

During the third quarter of 2014, we recognized net gains of $16 million, primarily attributable to an $18 million gain on the sale of certain landfill and collection operations in our Eastern Canada Area. This gain was more than offset by $39 million of net charges during the nine months ended September 30, 2014, primarily related to a $26 million loss on the divestiture of our Puerto Rico operations and certain other collection and landfill assets as discussed further in Note 9 to the Condensed Consolidating Financial Statements and a $12 million impairment charge due to the decision to close a waste processing facility.

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

Income from Operations

The following table summarizes income from operations for the three- and nine-month periods ended September 30 (dollars in millions):

	Three Months		Period-to- Period Change		Nine Months		Period-to- Period Change
	Ended				Ended
	September 30,				September 30,
	2014	2013			2014	2013
Solid Waste:
Tier 1	$230	$224	$6	2.7%	$671	$652	$19	2.9%
Tier 2	349	347	2	0.6	968	970	(2)	(0.2)
Tier 3	169	148	21	14.2	442	388	54	13.9

Solid Waste	748	719	29	4.0	2,081	2,010	71	3.5
Wheelabrator	48	39	9	23.1	102	52	50	96.2
Other	(10)	(31)	21	(67.7)	(57)	(99)	42	(42.4)
Corporate and Other	(240)	(150)	(90)	60.0	(579)	(474)	(105)	22.2

Total	$546	$577	$(31)	(5.4)%	$1,547	$1,489	$58	3.9%

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three and nine months ended September 30, 2014 as compared with the prior year periods are summarized below:

•	Our base business, excluding recycling, benefited from internal revenue growth as well as from increased fuel recovery;

•

Our recycling business contributed favorably compared to the prior year periods principally due to (i) increased efforts to reduce controllable recycling rebates paid to customers; (ii) better alignment of rebate structures to commodity prices for new recycling contracts and (iii) ongoing business improvement efforts around inbound quality control. These favorable variances more than offset lower market prices for recyclable commodities and lower volumes in the nine-month period ended September 30, 2014;

•	Increased labor costs due to merit increases effective in the second quarter and higher incentive compensation costs;

•

Decreased fuel costs in the current period due to (i) reduction in purchases corresponding to a decline in collection volumes; (ii) lower costs resulting from the conversion of our fleet to CNG and (iii) lower fuel prices; and

•	Higher repair and maintenance costs primarily in the second quarter.

In addition, the following items affected specific segments:

•	The loss on the sale of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014, which were included in Tier 3 and Tier 1, respectively;

•	Adverse weather in the first quarter of 2014 resulted in lower income from operations primarily in Tier 2;

•	The gain on the sale of certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014, which were included in Tier 3;

•	The accretive benefits of the acquired RCI operations in the second quarter of 2013, which are included in Tier 3;

•	The gain on the sale of a vacant facility in the second quarter of 2014, which was included in Tier 3; and

•	A reversal of a reserve in the second quarter of 2014 due to a favorable litigation resolution, which was included in Tier 1.

Significant items affecting the comparability of the remaining components of our results of operations for the three and nine months ended September 30, 2014 are summarized below.

Wheelabrator — The increase in income from operations of our Wheelabrator business was driven in large part by higher electricity prices at our merchant waste-to-energy facilities due to the exceptionally cold winter conditions in the first quarter in 2014 as compared with the prior year period. Other items contributing to the variability included (i) impairment charges at a waste-to-energy facility as a result of projected operating losses in the second quarter of 2013; (ii) lower repair and maintenance expenses in the current year due to differences in the timing and scope of planned maintenance activities; (iii) the suspension of depreciation and amortization expense in the third quarter of 2014 as a result of the business being classified as held-for-sale and (iv) higher incentive compensation in the current year.

Other — Significant items affecting the comparability of results for the periods presented include:

•	Improved results in our Strategic Business Solutions as a result of our system and process enhancements;

•	Impairment charges incurred in the second quarter of 2014 primarily due to the decision to close a waste processing facility;

•	Impairment charges incurred in the third quarter of 2013 related to a waste diversion technology investment;

•	A favorable adjustment to accrued contingent consideration associated with a prior year acquisition; and

•	Improved results in our Energy and Environmental Services business in the third quarter of 2014.

Corporate and Other — Significant items affecting the comparability of results for the periods presented include:

•	The restructuring costs and related savings related to the consolidation and realignment of several Corporate functions in the current period;

•	Increased health and welfare costs;

•	Establishment of reserves for certain legal matters in the current period;

•	A favorable discount rate adjustment to our environmental remediation obligations and recovery assets in the second quarter of 2013 due to increases in U.S. Treasury rates;

•	An unfavorable discount rate adjustment to our environmental remediation obligations and recovery assets in the third quarter of 2014 due to decreases in U.S. Treasury rates;

•	Favorable risk management adjustments in 2014; and

•	Increased labor costs due to merit increases effective in the second quarter and higher incentive compensation costs.

Equity in Net Losses of Unconsolidated Entities

We recognized “Equity in net losses of unconsolidated entities” of $14 million and $36 million during the three and nine months ended September 30, 2014, respectively, compared with $3 million and $19 million during the three and nine months ended September 30, 2013, respectively. These losses are primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 15 to the Condensed Consolidated Financial Statements for more information related to these investments. Additional losses in the third quarter of 2014 are related to $5 million of charges to write down an equity method investment in a waste diversion technology company to its fair value.

Other, net

We recognized other, net expense of $2 million and $7 million for the three and nine months ended September 30, 2014, respectively, compared with $3 million and $12 million for the three and nine months ended September 30, 2013, respectively. The expense in 2013 was impacted by impairment charges of $11 million in the first quarter of 2013 relating to other-than-temporary declines in the value of investments in waste diversion technology companies accounted for under the cost method. We wrote down the carrying value of our investments to their fair value based on third-party investors’ recent transactions in these securities. Partially offsetting these charges was a $4 million gain on the sale of a similar investment recognized in the second quarter of 2013.

Provision for Income Taxes

We recorded a provision for income taxes of $133 million during the third quarter of 2014, representing an effective income tax rate of 32.1%, compared with a provision for income taxes of $155 million during the third quarter of 2013, representing an effective income tax rate of 34.3%. Our effective income tax rate for the nine months ended September 30, 2014 was 35.7% compared with 33.6% for the nine months ended September 30, 2013.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes for the three and nine months ended September 30, 2014 by $16 million and $41 million, respectively, and for the three and nine months ended September 30, 2013 by $16 million and $42 million, respectively. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $11 million and $32 million for the three and nine months ended September 30, 2014, respectively, and $6 million and $26 million for the three and nine months ended September 30, 2013, respectively. These amounts are principally related to third parties’ equity interests in two limited liability companies that own three waste-to-energy facilities operated by our Wheelabrator business. Refer to Note 15 to the Condensed Consolidated Financial Statements for information related to the consolidation of these variable interest entities.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$183	$58

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$128	$125
Tax-exempt bond funds	1	27
Other	14	15

Total restricted trust and escrow accounts	$143	$167

Debt:
Current portion	$1,141	$726
Long-term portion	9,023	9,500

Total debt	$10,164	$10,226

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$48	$59

As of September 30, 2014, we had (i) $500 million of debt maturing within the next 12 months, including $350 million of 6.375% senior notes that mature in March 2015 and $80 million of tax-exempt bonds; (ii) $585 million of short-term borrowings outstanding under the U.S. revolving credit facility (“$2.25 billion revolving credit facility”); (iii) $56 million of tax-exempt debt related to our Wheelabrator business with long-term maturities, which we have called and repaid effective October 1, 2014 and (iv) $563 million of tax-exempt borrowings subject to repricing within the next 12 months. Based on our intent and ability to refinance portions of our current obligations on a long-term basis as of September 30, 2014, including through use of forecasted available capacity under our $2.25 billion revolving credit facility, we have classified $563 million of this debt as long-term and the remaining $1,141 million as current obligations.

Summary of Cash Flow Activity

The following is a summary of our cash flows (in millions):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$1,811	$1,858

Net cash used in investing activities	$(576)	$(1,432)

Net cash used in financing activities	$(1,107)	$(459)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the nine-month period ended September 30, 2014 with the comparable prior year period are summarized below:

•

Increase in earnings — Our income from operations, excluding depreciation and amortization, increased by $37 million on a year-over-year basis. Included in the $37 million increase are the following items:

•	higher charges in 2014 of $56 million related primarily to our August 2014 reorganization;

•	higher non-cash charges in 2014 of $14 million attributable to interest accretion and discount rate adjustments on environmental remediation liabilities; and

•	lower charges in 2014 related to impairments and equity-based compensation expense of $17 million and $5 million, respectively.

•

Increase in tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $133 million higher on a year-over-year basis due to (i) higher pre-tax earnings; (ii) the expiration of the bonus depreciation provisions and (iii) the divestiture of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014.

•

Increase in bonus payments — Payments for our annual incentive plans are typically paid in the first quarter of the year based on prior year performance. The annual incentive plan payments made in the first quarter of 2014 exceeded those made in the first quarter of 2013 by $73 million.

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

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was favorably impacted by $110 million on a year-over-year basis by changes in our working capital accounts. Although our working capital changes may vary from year-to-year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable, which are affected by both cost changes and timing of payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine-month periods ended September 30, 2014 and 2013 are summarized below:

•

Capital expenditures — We spent $781 million during the first nine months of 2014 compared with $824 million in the first nine months of 2013 for capital expenditures. Approximately $167 million of our capital expenditures accrued in the fourth quarter of 2013 were paid in cash in the first quarter of 2014 compared with approximately $171 million of our capital expenditures accrued in the fourth quarter of 2012 that were paid in cash in the first quarter of 2013.

•

Divestitures — Proceeds from divestitures of businesses and other assets (net of cash divested) were $319 million in the first nine months of 2014 compared with $113 million in the first nine months of 2013. In the first quarter of 2014, we sold our investment in SEG and received cash proceeds of $155 million. In the second quarter of 2014, we sold our Puerto Rico operations and certain other collection and landfill assets and received proceeds from the sale of $80 million, consisting of $65 million of cash and $15 million of preferred stock. In the third quarter of 2014, we sold certain landfill and collection operations in our Eastern Canada Area and received cash proceeds of $39 million.

•

Acquisitions — Our spending on acquisitions was $32 million in the first nine months of 2014 compared with $698 million in the first nine months of 2013. In 2013, our acquisitions consisted primarily of the recycling operations of Greenstar, for which we paid $170 million, and substantially all of the assets of RCI, for which we paid $481 million.

Net Cash Used in Financing Activities — During the first nine months of 2014, net cash used in financing activities was $1,107 million, compared with $459 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the nine-month periods ended September 30, 2014 and 2013 are summarized below:

•	Debt borrowings (repayments) — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Nine Months Ended September 30,
	2014	2013
Borrowings:
U.S. revolving credit facility	$1,810	$615
Canadian credit facility and term loan	88	964
Senior notes	347	—
Capital leases and other debt	119	78

	$2,364	$1,657

Repayments:
U.S. revolving credit facility	$(1,645)	$(875)
Canadian credit facility and term loan	(208)	(598)
Senior notes	(350)	—
Tax-exempt bonds	(37)	(107)
Capital leases and other debt	(152)	(103)

	$(2,392)	$(1,683)

Net repayments	$(28)	$(26)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Dividend payments — We paid $521 million in cash dividends in the first nine months of 2014 compared with $512 million in the first nine months of 2013. The increase in dividend payments is primarily due to our quarterly per share dividend declared increasing from $0.365 in 2013 to $0.375 in 2014.

•

Share repurchases — During the third quarter of 2014, we entered into accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $600 million of our common stock, which we funded with borrowings under our $2.25 billion revolving credit facility. At the beginning of the ASR repurchase periods, we delivered $600 million in cash and received 9.6 million shares, representing 70 percent of the shares expected to be repurchased, based on then-current market prices. The final number of shares to be repurchased and the final average price per share under each ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of each agreement. Purchases under the ASR agreements are expected to be completed in late 2014 or early 2015. No share repurchases were made in the first nine months of 2013.

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

The acceleration of depreciation deductions related to qualifying capital expenditures in 2013 decreased our 2013 cash taxes by approximately $70 million. However, taking accelerated deductions results in increased cash taxes in subsequent periods when the deductions related to the capital expenditures would have otherwise been taken. Overall, the effect of all applicable years’ bonus depreciation programs results in increased cash taxes of $40 million in 2013 and $95 million in 2014.

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

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 15 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2014, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Information about market risks as of September 30, 2014, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes common stock repurchases made during the third quarter of 2014 (shares in millions):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 — 31	—		$—		—		$600 million	(a)
August 1 — 31	9.6	(b)	$43.89	(b)	9.6	$	— million	(c)
September 1 — 30	—		$—		—	$	— million

Total	9.6		$43.89		9.6

(a)	The $600 million authorization provided by our Board of Directors was publicly announced on February 18, 2014.
(b)

During the third quarter of 2014, the Company entered into ASR agreements with two financial institutions to repurchase an aggregate of $600 million of our common stock. At the beginning of the ASR repurchase periods, we delivered the $600 million in cash and received 9.6 million shares, which represents 70 percent of the shares expected to be repurchased based on then-current market prices. This does not represent the final number of shares to be delivered under the ASR agreements or the final average price per share that will be paid for the shares purchased. The final number of shares to be repurchased under each ASR agreement will be based on the volume-weighted average price of our stock during the term of each agreement, less a discount. Purchases under the ASR agreements are expected to be completed in late 2014 or early 2015.

(c)

The Company delivered $600 million in cash to the counterparties of the ASR agreements at the beginning of the repurchase periods. Although the repurchase periods have not completed and the Company has not received all of the shares expected to be repurchased under the ASR agreements, the ASR agreements fully utilized the Board of Directors’ $600 million authorization; as a result, we are reflecting the amount that may yet be purchased as zero.

Item 4.	Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6.	Exhibits.

Exhibit No.		Description

2.1	—	Stock Purchase Agreement dated July 25, 2014 by and among Granite Acquisition, Inc. and Waste Management Holdings, Inc., National Guaranty Insurance Company of Vermont, Mountain Indemnity Insurance Company, Chemical Waste Management, Inc. and Wheelabrator Technologies Inc. [incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 29, 2014].

10.1	—	Separation and Release Agreement between WM Recycle America, LLC and William K. Caesar dated September 15, 2014.

31.1	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: October 29, 2014