Form 10-K
period 2014-12-31
WASTE MANAGEMENT INC
filed 2015-02-17
CIK 823768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2014 was approximately $20.8 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 6, 2015 was 459,128,449 (excluding treasury shares of 171,154,012).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, recycling and resource recovery, and disposal services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the United States. In December 2014, we completed the sale of our subsidiary, Wheelabrator Technologies Inc. Our Wheelabrator business provided waste-to-energy services and managed waste-to-energy facilities and independent power production plants. During 2014, our largest customer represented less than 1% of annual revenues. We employed approximately 39,800 people as of December 31, 2014.

We own or operate 252 landfill sites, which is the largest network of landfills in our industry. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage 298 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. We are a leading recycler in North America, handling materials that include paper, cardboard, glass, plastic, metal and electronics. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the U.S. and Canada as well as other services that supplement our traditional Solid Waste business.

Our Company’s goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders, and achievement of our goals is intended to meet the needs of a changing industry. Our Company and others have recognized the value of the traditional waste stream as a potential resource. Increasingly, customers want more of their waste materials recovered, while waste streams are becoming more complex, and our aim is to address, and anticipate, the current, expanding and evolving needs of our customers. Accomplishment of our goals will grow our Company and allow us to meet the needs of our customers and communities as they, too, Think Green®.

We believe we are uniquely equipped to meet the challenges of the changing waste industry and our customers’ waste management needs, both today and as we work together to envision and create a more sustainable future. As the waste industry leader, we have the expertise necessary to collect and handle our customers’ waste efficiently and responsibly by delivering environmental performance — maximizing resource value, while minimizing environmental impact — so that both our economy and our environment can thrive. Drawing on our resources and experience, we also pursue projects and initiatives that benefit the waste industry, the customers and communities we serve and the environment.

We remain dedicated to providing long-term value to our stockholders by successfully executing our strategy: to know and service our customers better than anyone in our industry, to extract more value from the materials we manage, and to innovate and optimize our business. We plan to accomplish our strategic goals through competitive advantages derived from a “best cost” structure achieved through operational improvements and differentiation in our industry, driven by capitalizing on our extensive, well-placed network of assets. While we will continue to monitor emerging diversion technologies that may generate additional value, our current attention will be on improving existing diversion technologies, such as recycling operations.

In pursuit of these long-term goals, we recognize that we must grow the business, and do so as efficiently and cost effectively as possible. Accordingly, we are focusing on the following five key company priorities:

•	Customers: provide the best possible service to our customers;

•	Traditional Waste Business: continuously improve our operational performance;

•	Growth: take advantage of opportunities in our current business, as well as considering attractive acquisition opportunities;

•	Yield Management: remain focused on price leadership while considering competitive dynamics; and

•	Costs: minimize both operating costs and selling, general & administrative expenses.

We believe that execution of our strategy through these key priorities will drive continued financial performance and leadership in a dynamic industry. In addition, we intend to continue to return value to our stockholders through dividend payments and common stock repurchases. In February 2015, we announced that our Board of Directors expects to increase the quarterly dividend from $0.375 to $0.385 per share for dividends declared in 2015, which is a 2.7% increase from the quarterly dividends we declared in 2014. This will result in an increase in the amount of free cash flow that we expect to pay out as dividends for the 12th consecutive year and is an indication of our ability to generate strong and consistent cash flows. All quarterly dividends will be declared at the discretion of our Board of Directors.

Operations

General

We evaluate, oversee and manage the financial performance of our local Solid Waste business subsidiaries through our 17 Areas. See Note 21 to the Consolidated Financial Statements for additional information about our reportable segments. In December 2014, we sold our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. We intend to re-invest the proceeds from the sale of our Wheelabrator business to create long-term stockholder value. Our priority is to pursue acquisitions in our Solid Waste business, and we will also evaluate repurchasing our common stock and making other investments in support of our strategic growth plans, while continuing our focus on a strong balance sheet. Refer to Note 19 to the Consolidated Financial Statements for additional information related to our divestiture. We also provide additional services that are not managed through our Solid Waste business as described below. These operations are presented in this report as “Other.”

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

The table below shows the total revenues (in millions) contributed annually by our Solid Waste and Wheelabrator businesses, in the three-year period ended December 31, 2014. More information about our results of operations is included in Note 21 to the Consolidated Financial Statements and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this report.

	Years Ended December 31,
	2014	2013	2012
Solid Waste	$13,449	$13,477	$13,056
Wheelabrator	817	845	846
Other	2,191	2,185	2,106
Intercompany	(2,461)	(2,524)	(2,359)

Total	$13,996	$13,983	$13,649

The services we currently provide include collection, landfill (solid and hazardous waste landfills), transfer, recycling and resource recovery and other services, as described below. Prior to the sale of our Wheelabrator business in December 2014, we provided waste-to-energy services and managed waste-to-energy facilities and independent power production plants. The following table shows revenues (in millions) contributed by these services for each of the three years presented:

	Years Ended December 31,
	2014	2013	2012
Collection	$8,507	$8,513	$8,405
Landfill	2,849	2,790	2,685
Transfer	1,353	1,329	1,296
Wheelabrator	817	845	846
Recycling	1,370	1,447	1,360
Other	1,561	1,583	1,416
Intercompany	(2,461)	(2,524)	(2,359)

Total	$13,996	$13,983	$13,649

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

Landfill. Landfills are the main depositories for solid waste in North America. At December 31, 2014, we owned or operated 247 solid waste landfills and five secure hazardous waste landfills, which represents the largest network of landfills in North America. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

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

Transfer. At December 31, 2014, we owned or operated 298 transfer stations in North America. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

Access to transfer stations is critical to haulers who collect waste in areas not in close proximity to disposal facilities. Fees charged to third parties at transfer stations are usually based on the type and volume or weight of the waste deposited at the transfer station, the distance to the disposal site, market rates for disposal costs and other general market factors.

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

Wheelabrator. On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale which is included within “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” in the Consolidated Statement of Operations. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments, with certain market price resets, for up to seven years.

Wheelabrator provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Wheelabrator owns or operates 16 waste-to-energy facilities and four independent power production plants. Prior to the sale, our Wheelabrator business constituted a reportable segment, as discussed in Note 21 to the Consolidated Financial Statements. We concluded that the sale of our Wheelabrator business did not qualify for discontinued operations accounting under current authoritative guidance based on our significant continuing obligations under the long-term waste supply agreements referred to above and in Note 11 to the Consolidated Financial Statements.

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

Materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. We operate 126 MRFs where paper, cardboard, metals, plastics, glass, construction and demolition materials and other recyclable commodities are recovered for resale.

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

Recycling brokerage services — We also provide recycling brokerage services, which involve managing the marketing of recyclable materials for third parties. The experience of our recycling operations in managing recyclable commodities for our own operations gives us the expertise needed to effectively manage volumes for third parties. Utilizing the resources and knowledge of our recycling operations’ service centers, we can assist customers in marketing and selling their recyclable commodities with minimal capital requirements. We also provide electronics recycling. We recycle discarded computers, communications equipment, and other electronic equipment. Services include the collection, sorting and disassembling of electronics in an effort to reuse or recycle all collected materials. In recent years, we have teamed with major electronics manufacturers to offer comprehensive “take-back” programs of their products to assist the general public in disposing of their old electronics in a convenient and environmentally safe manner.

Some of the recyclable materials processed in our MRFs are purchased from various sources, including third parties and our own operations. The price we pay for recyclable materials is often referred to as a “rebate.” Rebates generally are based upon the price we receive for sales of processed goods, market conditions and transportation costs, but in some cases are based on fixed contractual rates or on defined minimum per-ton rates. As a result, changes in commodity prices for recycled materials also significantly affect the rebates we pay to our suppliers, which are recorded as “Operating expenses” within our Consolidated Statements of Operations. In recent years, we have been focused on revising our rebate structures to ensure that we cover our cost of handling and processing the materials and generate an acceptable margin on the materials we process and sell.

Other. Other services we provide include the following:

Although many waste management services such as collection and disposal are local services, our strategic accounts program, which is managed by our Strategic Business Solutions organization, works with customers whose locations span the United States. Our strategic accounts program provides centralized customer service, billing and management of accounts to streamline the administration of customers’ multiple and nationwide locations’ waste management needs.

Our Energy and Environmental Services organization offers our customers in all Areas a variety of services in collaboration with our Area and strategic accounts programs, including (i) construction and remediation services; (ii) services associated with the disposal of fly ash, residue generated from the combustion of coal and other fuel stocks; (iii) in-plant services, where our employees work full-time inside our customers’ facilities to provide full-service waste management solutions and consulting services; this service is managed through our Energy and Environmental Services organization but reflected principally in our collection business and (iv) specialized disposal services for oil and gas exploration and production operations; revenues for this service are also reflected principally in our collection business. Our vertically integrated waste management operations enable us to provide customers with full management of their waste. The breadth of our service offerings and the familiarity we have with waste management practices gives us the unique ability to assist customers in minimizing the amount of waste they generate, identifying recycling opportunities, determining the most efficient means available for waste collection and disposal and ensuring that disposal is achieved in a manner that is both reflective of the current regulatory environment and environmentally friendly.

We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy Program. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The EPA endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. At December 31, 2014, we had 134 landfill gas beneficial use projects producing commercial quantities of methane gas at 123 of our solid waste landfills and four third-party landfills. At 107 of these landfills, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. At 16 landfills, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. At

10 landfills, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers. At one landfill, the gas is processed into liquefied natural gas and used as vehicle fuel.

We continue to invest in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations. These investments include joint ventures, acquisitions and partial ownership interests. The solutions and services include the collection of project waste, including construction debris and household or yard waste, through our Bagster® program; the development, operation and marketing of plasma gasification facilities; operation of a landfill gas-to-liquid natural gas plant; solar powered trash compactors; and organic waste-to-fuel conversion technology. We also offer portable self-storage services through a joint venture; fluorescent bulb and universal waste mail-back through our LampTracker® program; portable restroom servicing under the name Port-o-Let®; and street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties.

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

Operating costs, disposal costs and collection fees vary widely throughout the areas in which we operate. The prices that we charge are determined locally, and typically vary by volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, the availability of airspace within the geographic region, labor costs and amount and type of equipment furnished to the customer. We face intense competition in our Solid Waste business based on pricing and quality of service. We have also begun competing for business based on breadth of service offerings. As companies, individuals and communities look for ways to be more sustainable, we are investing in greener technologies and promoting our comprehensive services that go beyond our core business of collecting and disposing of waste.

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Through 2014, the operating results of our first quarter also often reflected higher repair and maintenance expenses because, prior to the sale of our Wheelabrator business, we relied on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities.

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

Employees

At December 31, 2014, we had approximately 39,800 full-time employees, of which approximately 7,000 were employed in administrative and sales positions and the balance in operations. Approximately 8,500 of our employees are covered by collective bargaining agreements.

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

Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue surety bonds and/or insurance policies on our behalf. Letters of credit generally are supported by our $2.25 billion revolving credit facility and other credit facilities established for that purpose.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability, business interruption and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. As of December 31, 2014, our commercial General Liability Insurance Policy carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2014, our auto liability insurance program included a per-incident base deductible of $5 million, subject to additional deductibles of $4.8 million in the $5 million to $10 million layer. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2014 are summarized in Note 11 to the Consolidated Financial Statements.

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

The primary United States federal statutes affecting our business are summarized below:

•	The Resource Conservation and Recovery Act of 1976 (“RCRA”), as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. In 1991, the EPA issued its final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations are typically implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations.

•	The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”) which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional release of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations. The EPA may issue orders requiring responsible parties to perform response actions at sites, or the EPA may seek recovery of funds expended or to be expended in the future at sites. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially-approved settlement. Liability under CERCLA could also include obligations to a potentially responsible party, or PRP, that voluntarily expends site clean-up costs. Further, liability for damage to publicly-owned natural resources may also be imposed. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed and as a generator or transporter of hazardous substances disposed of at other locations.

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

•	The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and landfill gas-to-energy facilities. In 1996 the EPA issued new source performance standards (“NSPS”) and emission guidelines (“EG”) controlling landfill gases from new and existing large landfills. In January 2003, the EPA issued Maximum Achievable Control Technology (“MACT”) standards for municipal solid waste landfills subject to the NSPS. These regulations impose limits on air emissions from large municipal solid waste landfills, subject most of our large municipal solid waste landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site. The EPA entered into a settlement agreement with the Environmental Defense Fund to evaluate the 1996 NSPS for new landfills as required by the Clean Air Act every eight years and revise them if deemed necessary. The EPA published a proposed NSPS rule July 17, 2014 and plans to finalize this rule by March 31, 2015. Where we identified potential for increased capital and operating expenses, we provided formal comment and technical support to the EPA to minimize the impact to our operations. We expect the EPA will address our comments in the final rule. Where the EPA does not address our comments in the final rule, we will re-assess the capital and operating cost impact to our operations. The EPA also plans to propose an EG rule for existing landfills by March 31, 2015 and finalize this rule by March 2016. Should the EPA adopt more stringent requirements, capital expenditures and operating costs may increase. However, we do not believe that the regulatory changes would have a material adverse impact on our business as a whole.

Additionally, emission and fuel economy standards have been imposed on manufacturers of transportation vehicles (including waste collection vehicles). The EPA continues to evaluate and develop regulations to increase fuel economy standards and reduce vehicle emissions; such regulations could increase the costs of operating our fleet, but we do not believe any such regulations would have a material adverse impact on our business as a whole.

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

In June 2013, the U.S. Supreme Court issued a decision that significantly limited the applicability and scope of EPA permitting requirements for GHGs from stationary sources, concluding that: the EPA may not treat GHGs as an air pollutant for purposes of determining whether a source is required to obtain a PSD or Title V permit; and the EPA can continue to require that PSD permits otherwise required based on emissions of conventional pollutants contain limitations on GHG emissions based on Best Available Control Technology (“BACT”). Following this ruling, the EPA issued a policy memorandum advising that it intends to propose exempting biogenic carbon dioxide emissions from waste-derived feedstocks (municipal solid waste and landfill gas) from PSD and Title V air permitting. The EPA anticipates basing this proposal on the rationale that those emissions are likely to have minimal or no net atmospheric contributions, or even reduce such impacts, when compared to an alternate method of disposal. As a result of this U.S. Supreme Court ruling and EPA policy action, the potential impact of the PSD and Title V GHG Tailoring Rule on our air permits, compliance and results of operations is significantly reduced.

Other recent final and proposed rules to increase the stringency of certain National Ambient Air Quality Standards, such as the Ozone rule proposed in December 2014, and related PSD increment/significance thresholds could affect the cost, timeliness and availability of air permits for new and modified large municipal solid waste landfills and landfill gas-to-energy facilities. In general, controlling emissions involves installing collection wells in a landfill and routing the gas to a suitable energy recovery system or combustion device. At December 31, 2014, we had 134 projects at solid waste landfills where landfill gas was captured and utilized for its renewable energy value rather than flared. Efforts to curtail the emission of GHGs and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with associated capital or operating costs; however, we do not believe that such regulations will have a material adverse impact on our business as a whole. See Item 1A. Risk Factors — “The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.”

The EPA recently clarified in its November 2014 policy memorandum that states may rely on waste-derived biogenic feedstocks in their future proposed compliance plans required by the proposed Clean Power Plan rules. This recognition by the EPA may create new or expanded opportunities for renewable energy projects.

We are taking steps to anticipate the future needs of our customers which include investing in and developing ever-more-advanced recycling and reuse technologies. Potential climate change and GHG regulatory initiatives have influenced our business strategy to provide low-carbon services to our customers, and we increasingly view our ability to offer lower carbon services as a key component of our business growth. If the U.S. were to impose a carbon tax or other form of GHG regulation increasing demand for low-carbon service offerings in the future, the services we are developing will be increasingly valuable.

•	In 2011, the EPA published the Non-Hazardous Secondary Materials (“NHSM”) Rule, which provides the standards and procedures for identifying whether NHSM are solid waste under RCRA when used as fuels or ingredients in combustion units. The EPA also published new source performance standards and emission guidelines for commercial and industrial solid waste incineration units, and Maximum Achievable Control Technology Standards for commercial and industrial boilers. The EPA published clarifications and amendments to these rules in 2013, and there is litigation surrounding the rules. Although the recently published amendments are generally favorable to our industry, some of the potential regulatory interpretations are undergoing review and other regulatory outcomes may be dependent on case-by-case administrative determinations. These could have a significant impact on some of our projects in which we are seeking to convert biomass or other secondary materials into products, fuels or energy. Therefore, it is not possible to quantify the financial impact of these rulemakings or pending administrative determinations at the present time. However, we believe the rules and administrative determinations will not have a material adverse impact on our business as a whole and are more likely to facilitate our efforts to reuse or recover energy value from secondary material streams.

•	In December 2014, the EPA issued a final rule regulating the disposal and beneficial use of coal combustion residuals (“CCR”). The regulations encourage beneficial use of CCR in encapsulated uses (e.g., used in cement or wallboard), and use according to established industry standards (e.g., application of sludge for agricultural enrichment). The EPA also deemed disposal and beneficial use of CCR at permitted municipal solid waste landfills exempt from the new regulations because the RCRA Subtitle D standards applicable at municipal solid waste landfills provide at least equivalent protection. The new standards are consistent with our approach to handling CCR at our sites currently, and we believe the new standards will provide a potential growth opportunity for the Company. States may impose standards more stringent than the federal program, and we will be monitoring state implementation to determine impact.

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

Our landfill operations are affected by the increasing preference for alternatives to landfill disposal. Several state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard and food waste, at landfills. The number of cities with food waste recycling requirements and disposal bans continues to grow, while the logistics and economics of food waste recycling remain challenging.

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

Foreign Import Regulation

Enforcement or implementation of foreign regulations can affect our ability to export products. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics as well as restricting the import of certain other plastic recyclables. The higher quality expectations resulting from initiatives such as “Operation Green Fence” can drive up operating costs in the recycling industry, particularly for single stream MRFs. Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs. Despite these increased costs, we believe we are well positioned among our potential competitors to respond to and comply with such regulations. We are revising our service agreements to address these increased costs and are working with stakeholders to educate the general public on the need to recycle properly.

Hydraulic Fracturing Regulation

Our Energy Services line of business provides specialized environmental management and disposal services for oil and gas exploration and production operations. Recently, there has been increased attention from the public, some states and the EPA on the alleged potential for hydraulic fracturing to impact drinking water supplies. There is also heightened regulatory focus on emissions of methane that occur during drilling and transportation of natural gas, as well as protective disposal of drilling residuals. Increased regulation of hydraulic fracturing and new rules regarding the treatment and disposal of wastes associated with exploration and production operations could increase our costs to provide oilfield services and reduce our margins and revenue from such services. On the other hand, we believe the size, capital structure, regulatory sophistication and established reliability of our Company provide us with an advantage in providing services that must comply with any complex regulatory regime that may govern providing oilfield waste services.

Emissions from Natural Gas Fueling and Infrastructure

We currently operate the largest compressed natural gas (“CNG”) fleet in the waste industry, and we plan to continue to transition a significant portion of our collection fleet from diesel fuel to CNG. We have constructed and operate 72 natural gas fueling stations, 25 of which also serve the public or pre-approved third parties, in 28 states and three Canadian provinces. Concerns have been raised about the potential for emissions from the fueling stations and infrastructure that serve natural gas-fueled vehicles. We have partnered with the environmental organization Environmental Defense Fund, as well as other heavy-duty equipment users and experts, on an emissions study to be made available to policy makers. We anticipate that this comprehensive study of emissions from our heavy-duty fleet may ultimately result in regulations that will affect equipment manufacturers and will define operating procedures across the industry. Additional regulation of, or restrictions on, CNG fueling infrastructure or reductions in associated tax incentives could increase our operating costs. We are not yet able to evaluate potential operating changes or costs associated with such regulations, but we do not anticipate that such regulations would have a material adverse impact on our business or our current plan to continue transitioning to CNG vehicles.

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

Item 1A. Risk Factors.

In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend” and words of a similar nature and generally include statements containing:

•	projections about accounting and finances;

•	plans and objectives for the future;

•	projections or estimates about assumptions relating to our performance; or

•	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2015 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

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

There are risks involved in pursuing our strategy, including the following:

•	Our employees, customers or investors may not embrace and support our strategy.

•	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.

•	In efforts to enhance our revenues, we have implemented price increases and environmental fees, and we have continued our fuel surcharge program to offset fuel costs. The loss of volumes as a result of price increases may negatively affect our cash flows or results of operations.

•	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.

•	Our restructuring may not achieve and/or maintain the goals and cost savings intended.

•	Strategic decisions with respect to our asset portfolio may result in impairments to our assets. See Item 1A. Risk Factors — We may record material charges against earnings due to any number of events that could cause impairments to our assets.

•	Our ability to make strategic acquisitions depends on our ability to identify desirable acquisition targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, and realize the benefits we expect from those transactions.

•	Acquisitions, investments and/or new service offerings may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure of emerging technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues, among others.

•	Integration of acquisitions and/or new services offerings could increase our exposure to the risk of inadvertent noncompliance with applicable laws and regulations.

•	Execution of our strategy, particularly growth through acquisitions, may cause us to incur substantial additional indebtedness, which may divert capital away from our traditional business operations and other financial plans.

•	We continue to seek to divest underperforming and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of underperforming and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses.

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

Enforcement or implementation of foreign regulations can affect our ability to export products. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics. The higher quality expectations resulting from initiatives such as “Operation Green Fence” can drive up operating costs in the recycling industry, particularly for single stream MRFs. Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs. If Operation Green Fence or other similar initiatives or new regulations increase our operating costs in the future, and we are not able to recapture those costs from our customers, such regulations could have a material adverse effect on our results of operations.

Our revenues, earnings and cash flows will fluctuate based on changes in commodity prices.

Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and glass, all of which are subject to significant market price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard and old newsprint. The fluctuations in the market prices or demand for these commodities, particularly demand from Chinese paper mills, can affect our operating income and cash flows negatively, such as we experienced in 2014, 2013 and 2012. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations. The decline in market prices in 2014, 2013 and 2012 for commodities resulted in year-over-year decreases in revenue of $53 million, $79 million and $428 million, respectively. Additionally, our recycling operations offer rebates to suppliers. Therefore, even if we experience higher revenues based on increased market prices for commodities, the rebates we pay will also increase. In other circumstances, the rebates may be subject to a floor, such that as market prices decrease, any expected profit margins on materials subject to the rebate floor are reduced or eliminated.

Fluctuation in energy prices also affects our business. Significant variations in the price of methane gas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery operations can result in corresponding significant impact to our revenue from yield from such operations. Additionally, we provide specialized disposal services for oil and gas exploration and production operations through our Energy Services business. Demand for these services may decrease if drilling activity slows due to changes in oil and gas prices, such as the pronounced recent price decreases. Any of the commodity prices to which we are subject may fluctuate substantially and without notice in the future.

Changes in regulations applicable to oil and gas drilling and production could adversely affect our Energy Services business.

Energy Services business demand may also be adversely affected if drilling activity slows due to industry conditions beyond our control, in addition to changes in oil and gas prices. Changes in laws or government regulations regarding GHG emissions from oil and gas operations and/or hydraulic fracturing could increase our customers’ costs of doing business and reduce oil and gas exploration and production by customers. Recently, there has been increased attention from the public, some states and the EPA to the alleged potential for hydraulic fracturing to impact drinking water supplies. There is also heightened regulatory focus on emissions of methane that occur during drilling and transportation of natural gas, as well as protective disposal of drilling residuals. Increased regulation of oil and gas exploration and production and new rules regarding the treatment and disposal of wastes associated with exploration and production operations could increase our costs to provide oilfield services and reduce our margins and revenue from such services.

Increasing customer preference for alternatives to landfill disposal could reduce our landfill volumes and cause our revenues and operating results to decline.

Our customers are increasingly diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. In addition, several state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard and food waste, at landfills or waste-to-energy facilities. Where such organic waste is not banned from the landfill or waste-to-energy facility, some large customers such as grocery stores and restaurants are choosing to divert their organic waste from landfills. Zero-waste goals (sending no waste to the landfill) have been set by many of North America’s largest companies. Although such mandates and initiatives help to protect our environment, these developments reduce the volume of waste going to our landfills which may affect the prices that we can charge for landfill disposal. Our landfills currently provide and, together with our divested waste-to-energy facilities, have historically provided our highest income from operations margins. If we are not successful in expanding our service offerings and growing lines of businesses to service waste streams that do not go to landfills and to provide services for customers that wish to reduce waste entirely, then our revenues and operating results may decline. Additionally, despite the development of new service offerings and lines of business, it is possible that our revenues and our income from operations margins could be negatively affected due to disposal alternatives.

Developments in technology could trigger a fundamental change in the waste management industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and waste-to-energy facilities and our profitability.

Our Company and others have recognized the value of the traditional waste stream as a potential resource. Research and development activities are on-going to provide disposal alternatives that maximize the value of waste, including using waste as a source for renewable energy and other valuable by-products. We and many other companies are investing in these technologies. It is possible that such investments and technological advancements may reduce the cost of waste disposal or the value of landfill gas recovery to a level below our costs and may reduce the demand for landfill space. As a result, our revenues and margins could be adversely affected due to advancements in disposal alternatives.

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

We provide service to a number of governmental entities and municipalities, some of which have suffered significant financial difficulties in recent years, due in part to reduced tax revenue and/or high cost structures. Some of these entities could be unable to pay amounts owed to us or renew contracts with us at previous or increased rates.

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

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2014, we had $501 million of variable-rate tax-exempt bonds that are subject to repricing on either a daily or a weekly basis through a remarketing process and $638 million of tax-exempt bonds with term interest rate periods that are subject to repricing within the next twelve months. If the weakness in the municipal debt market results in repricing of our tax-exempt bonds at significantly higher interest rates, we will incur increased interest expenses that may negatively affect our operating results and cash flows.

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

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. Average diesel fuel prices decreased in both 2014 and 2013 but increased in 2012. We need diesel fuel to run a significant portion of our collection and transfer trucks and our equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, if fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. Additionally, we recently settled litigation that pertained to our fuel and environmental charges included on our invoices, and we may face similar claims in the future. See Note 11 of the Consolidated Financial Statements for more information. Regardless of any offsetting surcharge programs, increased operating costs due to higher diesel fuel prices will decrease our income from operations margins.

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

We have previously withdrawn several employee bargaining units from underfunded multiemployer pension plans, and we recognized related expenses of $4 million in 2014, $5 million in 2013 and $10 million in 2012. We are still negotiating and litigating final resolutions of our withdrawal liability for certain withdrawals, which could be higher than the charges we have recognized.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services, including constructing and operating landfills, involves risks such as truck accidents, equipment defects, malfunctions and failures, mass instability or waste slides, severe weather and natural disasters, which could potentially result in releases of hazardous materials and odors, injury or death of employees and others, or a need to shut down or reduce operation of our facilities while remedial actions are undertaken. Additionally, we have built and are operating CNG fueling stations to serve our growing fleet of CNG trucks, some of which also serve the public or third parties. Operation of fueling stations and landfill gas collection and control systems involves additional risks of fire and explosion. All of these risks expose us to potential liability for pollution and other environmental damages, personal injury, loss of life, business interruption, and property damage or destruction.

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

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. Events that could, in some circumstances, lead to an impairment include, but are not limited to, shutting down a facility or operation or abandoning a development project or the denial of an expansion permit. Additionally, declining waste volumes and development of, and customer preference for, alternatives to traditional waste disposal could warrant asset impairments. If we determine an asset or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such asset or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheet, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We may be required to incur charges against earnings if such impairment tests indicate that the fair value of a reporting unit is below its carrying value. Any such charges could have a material adverse effect on our results of operations.

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

Additionally, we have $1.4 billion of debt as of December 31, 2014 that is exposed to changes in market interest rates within the next 12 months because of the combined impact of our tax-exempt bonds and borrowings outstanding under our Canadian term loan. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $2.25 billion revolving credit facility and our C$150 million Canadian revolving credit facility to meet our cash needs, to the extent available, until maturity in July 2018 and November 2017, respectively. As of December 31, 2014, we had no outstanding borrowings and $785 million of letters of credit issued and supported by the $2.25 billion revolving credit facility, leaving an unused and available credit capacity of $1,465 million, and we had no borrowings under the Canadian revolving credit facility. In the event of a default under our credit facilities, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to continue to operate.

The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.

Our landfill operations emit methane, identified as a GHG. There are a number of legislative and regulatory efforts at the state, regional and federal levels to curtail the emission of GHGs to ameliorate the effect of climate change. Should comprehensive federal climate change legislation be enacted, we expect it could impose costs on our operations that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. In 2010, the EPA published a Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which expanded the EPA’s federal air permitting authority to include the six GHGs. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The current requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation. However, if certain changes to these regulations were enacted, such as lowering the thresholds or the inclusion of biogenic emissions, then the amendments could have an adverse effect on our operating costs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are in Houston, Texas, where we lease approximately 380,000 square feet under leases expiring through 2020. We also have administrative offices in Arizona, Illinois, Texas, Connecticut and India. We own or lease real property in most locations where we have operations or administrative functions. We have operations in all 50 states. We also have operations in the District of Columbia and throughout Canada.

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

The following table summarizes our various operations at December 31 for the periods noted:

	2014	2013
Landfills:
Owned	202	209
Operated through lease agreements	17	22
Operated through contractual agreements	33	36

	252	267
Transfer stations	298	315
Material recovery facilities	126	120
Secondary processing facilities	—	5
Waste-to-energy facilities	—	16
Independent power production plants	—	4

The following table provides certain information regarding the 219 landfills owned or operated through lease agreements and a count of landfills operated through contractual agreements, transfer stations and material recovery facilities as of December 31, 2014:

	Landfills Owned or Operated Through Lease Agreements				Landfills Operating Through Contractual Agreements	Transfer Stations	Material Recovery Facilities
	Landfills	Total Acreage(a)	Permitted Acreage(b)	Expansion Acreage(c)
Solid Waste	219	138,567	35,637	1,210	33	298	126

(a)	“Total acreage” includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land owned or leased by our landfill operations.
(b)	“Permitted acreage” consists of all acreage at the landfill encompassed by an active permit to dispose of waste.
(c)	“Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions included herein.

Item 3.	Legal Proceedings.

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

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The following table sets forth the range of the high and low per-share sales prices for our common stock as reported on the NYSE:

	High	Low
2013
First Quarter	$39.26	$33.70
Second Quarter	42.99	37.97
Third Quarter	43.58	39.60
Fourth Quarter	46.37	40.29
2014
First Quarter	$44.80	$40.36
Second Quarter	44.87	41.05
Third Quarter	47.67	43.50
Fourth Quarter	51.94	45.50
2015
First Quarter (through February 6, 2015)	$53.49	$50.82

On February 6, 2015, the closing sales price as reported on the NYSE was $52.44 per share. The number of holders of record of our common stock on February 6, 2015 was 11,821.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the Dow Jones Waste & Disposal Services Index and the S&P 500 Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of Cumulative Five Year Total Return

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Waste Management, Inc.	$100	$113	$104	$112	$155	$183
S&P 500 Index	$100	$115	$117	$136	$180	$205
Dow Jones Waste & Disposal Services Index	$100	$119	$119	$129	$161	$183

Our quarterly dividends have been declared and approved by our Board of Directors and paid in accordance with our financial plans. Cash dividends declared and paid were $693 million in 2014, or $1.50 per common share, $683 million in 2013, or $1.46 per common share and $658 million in 2012, or $1.42 per common share.

In February 2015, we announced that our Board of Directors expects to increase the quarterly dividend from $0.375 to $0.385 per share for dividends declared in 2015. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

Our share repurchases have been made in accordance with financial plans approved by our Board of Directors. In February 2014, the Board of Directors authorized up to $600 million in future share repurchases. During the third quarter of 2014, we entered into accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $600 million of our common stock. At the beginning of the ASR repurchase periods, we delivered the $600 million in cash and received 9.6 million shares, which represented 70% of the shares expected to be repurchased based on then-current market prices. These agreements were completed in February 2015 and we received approximately 2.8 million additional shares. The final weighted average per share purchase price for the completed ASR agreements was $48.58.

We announced in February 2015 that the Board of Directors has authorized up to $1 billion in future share repurchases. Any future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board in making dividend declarations.

Item 6.	Selected Financial Data.

The information below was derived from the audited Consolidated Financial Statements included in this report and in previous annual reports we filed with the SEC. This information should be read together with those Consolidated Financial Statements and the notes thereto. The adoption of new accounting pronouncements and certain reclassifications impact the comparability of the financial information presented below. These historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2014(a)	2013(a)	2012(a)	2011	2010
	(In millions, except per share amounts)
Statement of Operations Data:
Operating revenues	$13,996	$13,983	$13,649	$13,378	$12,515

Costs and expenses:
Operating	9,002	9,112	8,879	8,541	7,824
Selling, general and administrative	1,481	1,468	1,472	1,551	1,461
Depreciation and amortization	1,292	1,333	1,297	1,229	1,194
Restructuring	82	18	67	19	(2)
Goodwill impairments	10	509	4	1	—
(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items	(170)	464	79	9	(78)

	11,697	12,904	11,798	11,350	10,399

Income from operations	2,299	1,079	1,851	2,028	2,116
Other expense, net	(548)	(585)	(548)	(508)	(485)

Income before income taxes	1,751	494	1,303	1,520	1,631
Provision for income taxes	413	364	443	511	629

Consolidated net income	1,338	130	860	1,009	1,002
Less: Net income attributable to noncontrolling interests	40	32	43	48	49

Net income attributable to Waste Management, Inc.	$1,298	$98	$817	$961	$953

Basic earnings per common share	$2.80	$0.21	$1.76	$2.05	$1.98

Diluted earnings per common share	$2.79	$0.21	$1.76	$2.04	$1.98

Cash dividends declared per common share	$1.50	$1.46	$1.42	$1.36	$1.26

Balance Sheet Data (at end of period):
Working capital (deficit)	$156	$(515)	$(613)	$(689)	$(3)
Goodwill and other intangible assets, net	6,180	6,599	6,688	6,672	6,021
Total assets	21,412	22,603	23,097	22,569	21,476
Debt, including current portion	9,435	10,226	9,916	9,756	8,907
Total Waste Management, Inc. stockholders’ equity	5,866	5,707	6,354	6,070	6,260
Total equity	5,889	6,002	6,675	6,390	6,591

(a)	For more information regarding these financial data, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements on the comparability of this information, see Note 2 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2014. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A, Risk Factors. The following discussion should be read in light of that disclosure and together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements.

Overview

Our Company’s goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders, and achievement of our goals is intended to meet the needs of a changing industry. Our Company and others have recognized the value of the traditional waste stream as a potential resource. Increasingly, customers want more of their waste materials recovered, while waste streams are becoming more complex, and our aim is to address, and anticipate, the current, expanding and evolving needs of our customers. Accomplishment of our goals will grow our Company and allow us to meet the needs of our customers and communities as they, too, Think Green®.

We believe we are uniquely equipped to meet the challenges of the changing waste industry and our customers’ waste management needs, both today and as we work together to envision and create a more sustainable future. As the waste industry leader, we have the expertise necessary to collect and handle our customers’ waste efficiently and responsibly by delivering environmental performance — maximizing resource value, while minimizing environmental impact — so that both our economy and our environment can thrive. Drawing on our resources and experience, we also pursue projects and initiatives that benefit the waste industry, the customers and communities we serve and the environment.

We remain dedicated to providing long-term value to our stockholders by successfully executing our strategy: to know and service our customers better than anyone in our industry, to extract more value from the materials we manage, and to innovate and optimize our business. We plan to accomplish our strategic goals through competitive advantages derived from a “best cost” structure achieved through operational improvements and differentiation in our industry, driven by capitalizing on our extensive, well-placed network of assets. While we will continue to monitor emerging diversion technologies that may generate additional value, our current attention will be on improving existing diversion technologies, such as recycling operations.

In pursuit of these long-term goals, we recognize that we must grow the business, and do so as efficiently and cost effectively as possible. Accordingly, we are focusing on the following five key company priorities:

•	Customers: provide the best possible service to our customers;

•	Traditional Waste Business: continuously improve our operational performance;

•	Growth: take advantage of opportunities in our current business, as well as considering attractive acquisition opportunities;

•	Yield Management: remain focused on price leadership while considering competitive dynamics; and

•	Costs: minimize both operating costs and selling, general & administrative expenses.

We believe that execution of our strategy through these key priorities will drive continued financial performance and leadership in a dynamic industry.

Notable items of our 2014 financial results include:

•	Revenues of $13,996 million in 2014 compared with $13,983 million in 2013, an increase of $13 million. This increase in revenues is primarily attributable to (i) positive revenue growth from yield on our collection and disposal operations of $262 million, or 2.3%, and (ii) revenue from acquired operations, particularly the RCI operations acquired in July 2013, which increased revenues by $77 million. Substantially offsetting these increases were (i) lower volumes which decreased our revenues by $188 million; (ii) divestitures of our Puerto Rico operations and certain other collection and landfill assets as well as the December 2014 sale of our Wheelabrator business, which decreased our revenues by $90 million and (iii) foreign currency translation of $61 million related to our Canadian operations;

•	Operating expenses of $9,002 million in 2014, or 64.3% of revenues, compared with $9,112 million, or 65.2% of revenues, in 2013. This decrease of $110 million is largely driven by our decline in collection volumes and divestitures, both of which affect several of our operating expense categories, particularly labor costs, transfer and disposal costs, and fuel costs;

•	Selling, general and administrative expenses of $1,481 million in 2014, or 10.6% of revenues, compared with $1,468 million, or 10.5% of revenues, in 2013. This increase of $13 million is driven mainly by higher litigation settlements;

•	Restructuring costs of $82 million in 2014 compared to $18 million in 2013. The 2014 restructuring charges relate to the consolidation and realignment of several Corporate functions. We anticipate saving in excess of $100 million annually from these actions when fully implemented in 2015;

•	Income from operations of $2,299 million, or 16.4% of revenues, in 2014 compared with $1,079 million, or 7.7% of revenues, in 2013, the increase of which is primarily attributable to the $519 million gain on the sale of our Wheelabrator business in December 2014 and impairment charges of $355 million recognized in 2014 compared to impairment charges of $981 million recognized in 2013 discussed below;

•	Net income attributable to Waste Management, Inc. of $1,298 million, or $2.79 per diluted share for 2014, as compared with $98 million, or $0.21 per diluted share for 2013, the increase of which is primarily attributable to the increase in income from operations discussed above; and

•	In 2014, we returned $1,293 million to our shareholders through dividends and share repurchases compared with $922 million in 2013.

The following explanation of certain items that impacted the comparability of our 2014 results with 2013 has been provided to support investors’ understanding of our performance. Our 2014 results were affected by the following:

•	The recognition of net pre-tax gains of $515 million, which includes the $519 million gain on the sale of our Wheelabrator business. These items had a positive impact of $1.10 on our diluted earnings per share;

•	Net income was negatively impacted by the recognition of net pre-tax charges aggregating $420 million primarily related to (i) $272 million of charges to impair our oil and gas producing properties; (ii) $69 million of charges to impair investments related to waste diversion technology companies; (iii) $31 million of litigation settlements; (iv) $10 million of goodwill impairment charges associated with our recycling operations; and (v) other charges to write down the carrying value of assets to their estimated fair values related to certain of our operations. These items had a negative impact of $0.68 on our diluted earnings per share; and

•	The recognition of pre-tax restructuring charges of $82 million, which had a negative impact of $0.11 on our diluted earnings per share.

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

•	The recognition of pre-tax charges aggregating $23 million primarily related to our acquisitions of Greenstar and RCI as well as our 2012 restructuring and other charges. These items had a negative impact of $0.03 on our diluted earnings per share.

Our 2012 results were affected by the following:

•	The recognition of pre-tax impairment charges aggregating $109 million attributable primarily to facilities in our medical waste services business and investments in waste diversion technologies. These items had a negative impact of $0.17 on our diluted earnings per share;

•	The recognition of pre-tax costs aggregating $82 million primarily related to our July 2012 restructuring as well as integration costs associated with our acquisition of Oakleaf. These items had a negative impact of $0.11 on our diluted earnings per share;

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

We began the year with a focus on growing earnings and free cash flow, increasing yield and exercising discipline around capital spending and costs, and the Company’s execution on these goals translated into strong overall operating results in 2014. Additionally, we increased the amount we returned to stockholders in 2014 compared to 2013 by increasing our dividend and share repurchases. Our fourth quarter results capitalized on the momentum we built throughout the year, delivering growth in income from operations and income from operations margin in our Solid Waste business that we expect to continue into 2015. During the fourth quarter, we also completed our previously announced divestiture of our Wheelabrator business for cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We intend to use these proceeds in support of our strategic growth plans to drive long-term stockholder value, with our priority being on making accretive acquisitions in our Solid Waste business. We also expect our focus on our five key priorities set forth above — Customers; Traditional Waste Business; Growth; Yield Management and Costs – to translate into continued strong free cash flow to pay our dividends, repurchase shares and make other growth investments, while continuing our commitment to maintain a strong balance sheet.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities” is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$2,331	$2,455	$2,295
Capital expenditures	(1,151)	(1,271)	(1,510)
Proceeds from divestitures of businesses and other assets (net of cash divested)	2,253	138	44

Free cash flow	$3,433	$1,322	$829

When comparing our cash flows from operating activities for the year ended December 31, 2014 to the comparable period in 2013, the decrease of $124 million is primarily related to higher income tax payments of $247 million in the current year and a payment of $36 million made in the first quarter of 2014 to terminate our forward starting swaps. These decreases were partially offset by higher cash earnings and favorable working capital changes.

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

The decrease in capital expenditures when comparing the year ended December 31, 2014 to the comparable period in 2013 and comparing the year ended December 31, 2013 to the comparable period in 2012 can generally be attributed to increased focus on capital spending management.

The increase in proceeds from divestitures of businesses and other assets (net of cash divested) for the year ended December 31, 2014 from the comparable period in 2013 is largely driven by (i) the sale of our Wheelabrator business in the fourth quarter of 2014 for $1.95 billion; (ii) the sale of our investment in Shanghai Environment Group (“SEG”), which was part of our Wheelabrator business, in the first quarter of 2014 for $155 million; (iii) the sale of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014, for proceeds of $80 million, including $65 million in cash; (iv) the sale of certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014 for $39 million and (v) the sale of a vacant facility in the second quarter of 2014 for $19 million.

Pending Acquisition

On September 17, 2014, the Company signed a definitive agreement to acquire the outstanding stock of Deffenbaugh Disposal, Inc., one of the largest privately owned collection and disposal firms in the Midwest. Closing of the acquisition is expected to occur in early 2015, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

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

Divestitures

Divestiture of Wheelabrator Business

On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale which is included within “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” in the Consolidated Statement of Operations. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments, with certain market price resets, for up to seven years.

Wheelabrator provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Wheelabrator owns or operates 16 waste-to-energy facilities and four independent power production plants. Prior to the sale, our Wheelabrator business constituted a reportable segment for the Company, as discussed in Note 21 to the Consolidated Financial Statements. We concluded that the sale of our Wheelabrator business did not qualify for discontinued operations accounting under current authoritative guidance based on our significant continuing obligations under the long-term waste supply agreements referred to above and in Note 11 to the Consolidated Financial Statements.

Other Divestitures

In the second quarter of 2014, we sold our Puerto Rico operations and certain other collection and landfill assets which were included in Tier 3 and Tier 1, respectively, of our Solid Waste business. We received proceeds from the sale of $80 million, consisting of $65 million of cash and $15 million of preferred stock and recognized a loss on the sale of $25 million.

In the third quarter of 2014, we sold certain landfill and collection operations in our Eastern Canada Area, which were included in Tier 3. We received cash proceeds from the sale of $39 million and recognized a gain of $18 million.

The gain or loss on these divestitures is included within “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” in the Consolidated Statement of Operations. The remaining proceeds from divestitures in 2014 were comprised substantially of cash. Additional information on our reportable segments can be found in Note 21 to the Consolidated Financial Statements.

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

Expansion Airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the final expansion permit to be received within five years. Second, we must believe that obtaining the expansion permit is likely, considering the following criteria:

•	Personnel are actively working on the expansion of an existing landfill, including efforts to obtain land use and local, state or provincial approvals;

•	It is likely that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

•	We have a legal right to use or obtain land to be included in the expansion plan;

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could negatively affect the success of such expansion; and

•	Financial analysis has been completed based on conceptual design, and the results demonstrate that the expansion has a positive financial and operational impact.

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 23 landfill sites with expansions included at December 31, 2014, five landfills required the

Chief Financial Officer to approve the inclusion of the unpermitted airspace. Two of these landfills required approval by our Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining three landfills required approval due to local zoning restrictions or because the permit application processes do not meet the one- or five-year requirements.

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

Asset Impairments

Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment on an ongoing basis and test the recoverability of such assets using significant unobservable (“Level 3”) inputs whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” line item in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

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

At December 31, 2014, one of our landfill sites for which we believe receipt of the expansion permit is probable, is not currently accepting waste. The net recorded capitalized landfill asset cost for this site was $247 million at December 31, 2014. We performed a test of recoverability for this landfill and the undiscounted cash flows resulting from our probability-weighted estimation approach significantly exceeded the carrying value of this site. During the year ended December 31, 2013, we recognized $262 million of charges to impair certain of our landfills, primarily as a result of our consideration of management’s decision in the fourth quarter of 2013 not to actively pursue expansion and/or development of such landfills. These charges were primarily associated with two landfills in our Eastern Canada Area, which are no longer accepting waste. We had previously concluded that receipt of permits for these landfills was probable. However, in connection with our asset rationalization and capital allocation analysis, which was influenced, in part, by our acquisition of RCI, we determined that the future costs to construct these landfills could be avoided as we are able to allocate disposal that would have gone to these landfills to other facilities and not materially impact operations. As a result of management’s decision, we determined that the carrying values of landfill assets were no longer able to be recovered by the undiscounted cash flows attributable to these assets. As such, we wrote their carrying values down to their estimated fair values using a market approach considering the highest and best use of the assets.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items and Note 13 to the Consolidated Financial Statements for additional information related to landfill asset impairments recognized during the reported periods.

Goodwill — At least annually, and more frequently if warranted, we assess our goodwill for impairment using Level 3 inputs.

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

During our annual 2013 impairment test of our goodwill balances we determined the fair value of our Wheelabrator business had declined and the associated goodwill was impaired. As a result, we recognized an impairment charge of $483 million, which had no related tax benefit. We estimated the implied fair value of our Wheelabrator reporting unit goodwill using a combination of income and market approaches. Because the annual impairment test indicated that Wheelabrator’s carrying value exceeded its estimated fair value, we performed the “step two” analysis. In the “step two” analysis, the fair values of all assets and liabilities were estimated, including tangible assets, power contracts, customer relationships and trade name for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the carrying amount of goodwill to determine the amount of the impairment. The factors contributing to the $483 million goodwill impairment charge principally related to the continued challenging business environment in areas of the country in which Wheelabrator operated, characterized by lower available disposal volumes (which impact disposal rates and overall disposal revenue, as well as the amount of electricity Wheelabrator was able to generate), lower electricity pricing due to the pricing pressure created by availability of natural gas and increased operating costs as Wheelabrator’s facilities aged. These factors caused us to lower prior assumptions for electricity and disposal revenue, and increase assumed operating costs. Additionally, the discount factor previously utilized in the income approach in 2013 increased mainly due to increases in interest rates. In 2013, we incurred an additional $10 million of charges to impair goodwill associated with our Puerto Rico operations and $4 million to impair goodwill associated with our recycling business. In 2014, we recognized $10 million of goodwill impairment charges associated with our recycling operations.

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

Results of Operations

Operating Revenues

Our operating revenues set forth below have generally come from fees charged for our collection, disposal, transfer, recycling and resource recovery, and waste-to-energy services and from sales of commodities by our recycling, waste-to-energy and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or MRF and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenue generally consists of tipping fees and the sale of recyclable commodities to third parties. The fees we charge for our collection, disposal, transfer and recycling services generally include fuel surcharges, which are indexed to current market costs for diesel fuel. Our recently divested Wheelabrator business provided waste-to-energy services and managed waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our Solid Waste or Wheelabrator businesses, including Strategic Business Solutions (“WMSBS”), Energy and Environmental Services, recycling brokerage and electronic recycling services, landfill gas-to-energy services, and expanded service offerings and solutions. We also offer portable self-storage services through a joint venture; fluorescent bulb and universal waste mail-back through our LampTracker® program; portable restroom servicing under the name Port-o-Let® and street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties. These operations are presented as “Other” in the table below. The following table summarizes revenues during each period (in millions):

	Years Ended December 31,
	2014	2013	2012
Solid Waste:
Tier 1	$3,495	$3,487	$3,370
Tier 2	6,416	6,438	6,273
Tier 3	3,538	3,552	3,413

Solid Waste	13,449	13,477	13,056
Wheelabrator	817	845	846
Other	2,191	2,185	2,106
Intercompany	(2,461)	(2,524)	(2,359)

Total	$13,996	$13,983	$13,649

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Years Ended December 31,
	2014	2013	2012
Collection:
Commercial	$3,393	$3,423	$3,417
Residential	2,543	2,608	2,584
Industrial	2,231	2,209	2,129
Other	340	273	275

Total collection	8,507	8,513	8,405
Landfill	2,849	2,790	2,685
Transfer	1,353	1,329	1,296
Wheelabrator	817	845	846
Recycling	1,370	1,447	1,360
Other	1,561	1,583	1,416
Intercompany	(2,461)	(2,524)	(2,359)

Total	$13,996	$13,983	$13,649

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change 2014 vs. 2013		Period-to-Period Change 2013 vs. 2012
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$228	1.6%	$206	1.5%
Volume	(188)	(1.4)	(133)	(1.0)

Internal revenue growth	40	0.2	73	0.5
Acquisitions	124	0.9	292	2.1
Divestitures	(90)	(0.6)	(6)	—
Foreign currency translation	(61)	(0.4)	(25)	(0.2)

Total	$13	0.1%	$334	2.4%

(a)	Calculated by dividing the amount of current year increase or decrease by the prior year’s total company revenue adjusted to exclude the impacts of current year divestitures ($13,893 million and $13,643 million for 2014 and 2013, respectively).
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

	Period-to-Period Change 2014 vs. 2013		Period-to-Period Change 2013 vs. 2012
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection, landfill and transfer	$263	2.4%	$241	2.2%
Waste-to-energy disposal(ii)	(1)	(0.2)	(6)	(1.4)

Collection and disposal(ii)	262	2.3	235	2.1
Recycling commodities	(53)	(3.7)	(79)	(5.8)
Electricity(ii)	21	7.9	18	6.8
Fuel surcharges and mandated fees	(2)	(0.3)	32	4.9

Total	$228	1.6	$206	1.5

(i)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue, adjusted to exclude the impacts of divestitures for the current year. The table below summarizes the related business revenues for each year, adjusted to exclude the impacts of divestitures (in millions):

	Denominator
	2014	2013
Related-business revenues:
Collection, landfill and transfer	$11,103	$10,939
Waste-to-energy disposal	409	431

Collection and disposal	11,512	11,370
Recycling commodities	1,431	1,357
Electricity	266	266
Fuel surcharges and mandated fees	684	650

Total Company	$13,893	$13,643

(ii)	Average revenue growth for yield for “Collection and disposal” excludes all electricity-related revenues generated by our Wheelabrator business and our landfill gas-to-energy operations, which are reported as “Electricity” revenues.

Our revenues increased $13 million, or 0.1%, for the year ended December 31, 2014. Our revenue fluctuation in the current period has been driven by (i) revenue growth from yield on our collection and disposal operations; (ii) revenue from acquired operations, particularly the RCI operations acquired in July 2013, which contributed approximately $77 million to the revenue growth for the year ended December 31, 2014; and (iii) fluctuations in electricity prices at Wheelabrator’s merchant waste-to-energy facilities that favorably affected revenues. Offsetting these revenue increases were (i) revenue declines due to lower volumes; (ii) divestitures, primarily our Puerto Rico divestiture in the second quarter of 2014, certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014, and our Wheelabrator business in December 2014; (iii) foreign currency translation, which affects revenues from our Canadian operations; and (iv) revenue declines resulting from lower recyclable commodity prices.

Our revenues increased $334 million, or 2.4%, for the year ended December 31, 2013. Our revenue fluctuation in the prior period was driven by (i) revenue from acquired operations, particularly Greenstar acquired in January 2013 and RCI, which increased revenues by $138 million and $80 million, respectively; (ii) increased revenue growth from our collection and disposal average yield; (iii) higher revenues provided by our fuel surcharge program; and (iv) fluctuations in electricity prices at our merchant waste-to-energy facilities. Offsetting these revenue increases were (i) revenue declines resulting from lower recyclable commodity prices; (ii) foreign currency translation, which negatively affected revenues from our Canadian operations; and (iii) revenue declines due to lower volumes.

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

Revenue growth from collection and disposal average yield was $262 million, or 2.3%, and $235 million, or 2.1%, for the years ended December 31, 2014 and 2013, respectively.

We experienced growth in all three of our principal collection lines of business in both 2014 and 2013. The details are as follows (dollars in millions):

	Period-to-Period Change 2014 vs. 2013		Period-to-Period Change 2013 vs. 2012
	Amount	As a % of Related Business	Amount	As a % of Related Business
Commercial	$134	4.3%	$101	3.3%
Industrial	84	4.2	88	4.5
Residential	32	1.3	43	1.8

	$250		$232

Our year-over-year yield growth in both 2014 and 2013 was driven largely by our pricing strategy that combines focused effort on price increases with lower rollbacks. Conversely, our revenue growth due to volume has been negatively affected by our pricing strategy, with more significant volume declines during 2014. However, our pricing strategy and our focus on controlling variable costs have consistently provided margin improvements in our collection line of business, although we have seen margin deterioration in our residential line of business throughout 2014. Other drivers affecting the current period average yield include:

•	A fee instituted in April 2013 to help us recover a portion of the significant regulatory costs and fees, such as host fees and disposal taxes, which have not been recouped by our pricing programs. Revenues generated from this fee are approximately $97 million and $43 million for the years ended December 31, 2014 and 2013, respectively, principally in our collection business, with the most significant impact in our commercial line of business.

•	Revenue growth from yield in our industrial line of business was aided by our Energy Services business, which typically has higher average rates due to extended transportation distances, special waste handling costs and higher disposal costs as compared with our typical industrial business.

•	Our focus on bidding on residential contracts to improve our yield performance and increase our overall returns. Our effort to increase yield in our residential line of business is a challenge principally due to a very competitive environment. A high percentage of our residential business is in municipal franchise markets, and many municipalities are facing significant budget challenges, which results in increased competition on the basis of price as we rebid contracts and try to win new contracts.

•	Yield growth from our landfill and transfer station operations also improved slightly for both 2014 and 2013.

Recycling commodities — Decreases in the prices of the recycling commodities we sell resulted in revenue declines of $53 million and $79 million for the years ended December 31, 2014 and 2013, respectively, compared with the same prior year period.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, decreased $2 million and increased $32 million for the years ended December 31, 2014 and 2013, respectively. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. We experienced a fuel price decline of approximately 2.4% in 2014, which caused a slight decrease in our fuel surcharge revenues. These revenues increased in 2013 resulting from a revision of the surcharge calculation implemented to better capture price increases intended to be recovered by the surcharge. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume — Declines in our volume caused our revenue to decrease $188 million, or 1.4%, and $133 million, or 1.0%, for the years ended December 31, 2014 and 2013, respectively, as compared with prior year periods, driven primarily by declines in our collection business. Our volume fluctuations are generally attributable to economic conditions, pricing changes, competition and diversion of waste by customers. Our revenue growth due to volume has been negatively affected by our pricing strategy. We are experiencing volume declines due to the loss of low margin customers that we are not willing to keep at current rates. Additionally, we are experiencing losses of certain municipal contracts that are up for bid. As a result of both the very competitive environment and our focus on reasonable returns, we continue to face challenges to keep existing contracts and to win new contracts. Finally, we experienced revenue declines associated with the loss of certain large accounts in our WMSBS organization.

Other drivers affecting the comparability of volumes for the periods presented include:

•	We experienced revenue declines due to lower volumes in our material recovery facilities in 2014 primarily driven by the rationalization of our underperforming assets. Revenue increased due to higher volumes in 2013 driven by additional recycling capacity that we added in 2012.

•	We experienced revenue declines of approximately $23 million associated with the severe winter weather conditions in the first quarter of 2014.

•	We experienced higher landfill volumes in both comparable periods primarily driven by our municipal solid waste business. In addition, higher special waste volumes in the Southern U.S. also contributed to our higher landfill volumes in 2014.

•	We experienced revenue increases due to higher volumes in our ancillary services, primarily driven by increases in our Energy and Environmental Services, our WM Renewable Energy Program and our portable self-storage services in 2014.

Acquisitions and Divestitures — Revenues increased $124 million and $292 million for the years ended December 31, 2014 and 2013, respectively, due to acquisitions. The revenue increase due to acquisitions in both 2014 and 2013 was principally associated with the RCI operations acquired in July 2013. To a lesser extent, 2013 revenues increased due to the acquisition of Greenstar in January of that year, which is reported in our “Recycling” line of business.

These revenues were offset partially by revenue decreases of $90 million and $6 million due to divestitures for the years ended 2014 and 2013, respectively. The revenue decrease in 2014 is primarily due to (i) our divestiture of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014; (ii) the divestiture of certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014; and (iii) the divestiture of our Wheelabrator business in December 2014.

Operating Expenses

Our operating expenses are comprised of (i) labor and related benefits (excluding labor costs associated with maintenance and repairs discussed below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are affected by variables such as volumes, distance and fuel prices; (v) costs of goods sold, which are primarily rebates paid to suppliers associated with recycling commodities; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees, contingent landfill lease payments and royalties; (viii) landfill operating costs, which include interest accretion on landfill liabilities, interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include auto liability, workers’ compensation, general liability and insurance and claim costs and (x) other operating costs, which include telecommunications, equipment and facility rent, property taxes, utilities and supplies.

Our operating expenses decreased $110 million, or 1.2%, when comparing 2014 with 2013 and increased $233 million, or 2.6%, when comparing 2013 with 2012. Operating expenses as a percentage of revenues were 64.3% in 2014, 65.2% in 2013, and 65.1% in 2012.

Divestitures — During 2014, we divested our Wheelabrator business in the fourth quarter, our Puerto Rico operations and certain other collection and landfill assets in the second quarter, and certain landfill and collection operations in our Eastern Canada Area in the third quarter. As mentioned above, we estimate that divestitures reduced our annual revenues by $90 million. Commensurately, we estimate our operating expenses decreased by approximately $56 million due to divestitures when compared to the prior year period. The decreases in costs were primarily in (i) labor and related benefits and (ii) maintenance and repairs.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the years ended December 31 (dollars in millions), with significant changes in our operating expenses discussed below:

	2014	Period-to-Period Change		2013	Period-to-Period Change		2012
Labor and related benefits	$2,452	$(54)	(2.2)%	$2,506	$99	4.1%	$2,407
Transfer and disposal costs	935	(38)	(3.9)	973	9	0.9	964
Maintenance and repairs	1,181	—	—	1,181	24	2.1	1,157
Subcontractor costs	1,223	41	3.5	1,182	(8)	(0.7)	1,190
Cost of goods sold	974	(26)	(2.6)	1,000	81	8.8	919
Fuel	553	(50)	(8.3)	603	(46)	(7.1)	649
Disposal and franchise fees and taxes	669	16	2.5	653	23	3.7	630
Landfill operating costs	266	34	14.7	232	8	3.6	224
Risk management	219	(25)	(10.2)	244	14	6.1	230
Other	530	(8)	(1.5)	538	29	5.7	509

	$9,002	$(110)	(1.2)%	$9,112	$233	2.6%	$8,879

Labor and related benefits — The following significant items affected the comparability of expenses for the periods presented.

The decrease in labor and related benefits in 2014 as compared with 2013 was due to:

•	Lower headcount and contract labor due to lower volumes in our collection line of business and operating efficiencies in our recycling line of business;

•	Lower costs resulting from recent divestitures, particularly the divestiture of our Puerto Rico operations, offset in part by;

•	Higher wages due to merit increases effective in the second quarter of 2013 and 2014; and

•	Increased health and welfare costs.

The increase in labor and related benefits in 2013 as compared with 2012 was due to:

•	Higher wages due to merit increases effective in the second quarter of 2013;

•	Higher incentive compensation expense in 2013;

•	Higher contract labor principally attributed to the recycling line of business;

•	Recent acquisitions, principally the Greenstar acquisition, offset in part by; and

•	Lower headcount resulting principally from the flexing of our costs in response to lower collection volumes.

Maintenance and repairs — The increase in 2013 compared to 2012 was driven by (i) the Greenstar acquisition and (ii) higher internal shop labor costs due in part to higher incentive compensation and merit increases.

Subcontractor costs — The increase in 2014 was driven by (i) remediation services within our Energy and Environmental Services business and (ii) the RCI operations acquired in July 2013; offset in part by the volume decline related to the loss of certain large accounts in our WMSBS organization. The decrease in 2013 was driven primarily by the volume decline associated with the loss of certain large accounts in our WMSBS organization. These decreases were offset, in part, by higher costs associated with the acquired RCI operations.

Cost of goods sold — The decrease in cost of goods sold in 2014 is due to (i) increased efforts to reduce controllable recycling rebates paid to customers; (ii) better alignment of rebate structures to commodity prices for new recycling contracts; (iii) ongoing recycling business improvement efforts around inbound quality control and (iv) lower commodity prices. These cost decreases were offset in part by our business in portable self-storage services and remediation services. The increase in cost of goods sold in 2013 is due in large part to higher customer rebates resulting from higher volumes in our recycling commodity business driven primarily by the acquired Greenstar operations.

Fuel — The decrease in fuel expense in both 2014 and 2013 when compared to the prior year periods was driven by (i) lower fuel purchases due to reduced collection volumes; (ii) lower costs resulting from the conversion of our fleet to CNG vehicles; (iii) lower fuel prices and (iv) retroactive CNG fuel excise credits.

Disposal and franchise fees and taxes— The increase in costs in both 2014 and 2013 can be attributable to (i) higher disposal fees and taxes due to higher landfill volumes and (ii) higher municipal franchise fees relating to the collection line of business. A disposal surcharge at one of our waste-to-energy facilities in 2013 affected the comparability in both periods.

Landfill operating costs — Significant items affecting the comparability of expenses for the periods presented include (i) unfavorable adjustments in 2014 and 2012 as well as favorable adjustments in 2013 related to changes in U.S. Treasury rates used to discount the present value of our environmental remediation obligations and recovery rates and (ii) higher leachate costs for all comparable periods.

Risk management — The decrease in costs in 2014 was primarily due to lower auto and general liability claims and, to a lesser extent, decreased workers’ compensation, claims and lower truck insurance expenses. The increase in costs in 2013 was driven principally by higher workers’ compensation claims.

Other — The decrease in 2014 is primarily due to the gain on the sale of a vacant facility and lower rental costs. The increased costs in 2013 when compared to 2012 were due in part to (i) higher telecommunications costs driven by our initiative to equip our fleet with onboard computers; (ii) higher utilities; (iii) higher property taxes and (iv) lower gains on the sale of assets. These increases were offset, in part, by favorable adjustments to contingent consideration associated with acquisitions.

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

Our selling, general and administrative expenses increased by $13 million, or 0.9%, and decreased by $4 million, or 0.3%, when comparing 2014 with 2013 and 2013 with 2012, respectively. Our selling, general and administrative expenses as a percentage of revenues were 10.6% in 2014, 10.5% in 2013 and 10.8% in 2012.

The following table summarizes the major components of our selling, general and administrative expenses for the years ended December 31 (dollars in millions):

	2014	Period-to- Period Change		2013	Period-to- Period Change		2012
Labor and related benefits	$933	$2	0.2%	$931	$81	9.5%	$850
Professional fees	126	(5)	(3.8)	131	(32)	(19.6)	163
Provision for bad debts	41	—	—	41	(19)	(31.7)	60
Other	381	16	4.4	365	(34)	(8.5)	399

	$1,481	$13	0.9%	$1,468	$(4)	(0.3)%	$1,472

Labor and related benefits — Factors affecting the year-over-year changes in our labor and related benefits costs include:

•	Merit increases;

•	Higher incentive compensation cost, particularly in 2013, as compared with the prior year periods, including bonuses and equity-based compensation;

•	Higher health and welfare costs in 2014 as compared to 2013; and

•	Year-over-year labor and related benefits cost savings of approximately $40 million in 2014 and $45 million in 2013 from restructuring plans implemented in 2014 and 2012.

Professional fees — Our professional fees continued to decline during 2014 as a result of our concerted effort to reduce consulting fees. Our 2013 consulting fees were lower as we incurred significant fees during 2012 resulting from company-wide initiatives. The lower consulting fees were partially offset by higher legal fees in 2014 as compared to 2013.

Provision for bad debts — Our provision for bad debts decreased in 2013 as compared to 2012 primarily as a result of (i) the collection of certain fully reserved receivables related to our Puerto Rico operations and (ii) resolution of billing delay issues experienced during 2012 in our WMSBS organization.

Other — In 2014, increased costs resulting principally from litigation settlements were partially offset by a decline in controllable costs associated with advertising and travel and entertainment costs. In 2013, controllable costs associated with (i) building and equipment; (ii) advertising; (iii) computer and telecommunication; (iv) travel and entertainment and (v) seminars and education declined primarily as a result of our July 2012 restructuring and focus on cost-control initiatives.

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

The following table summarizes the components of our depreciation and amortization expenses for the years ended December 31 (dollars in millions):

	2014	Period-to- Period Change		2013	Period-to- Period Change		2012
Depreciation of tangible property and equipment	$834	$(19)	(2.2)%	$853	$20	2.4%	$833
Amortization of landfill airspace	380	(20)	(5.0)	400	5	1.3	395
Amortization of intangible assets	78	(2)	(2.5)	80	11	15.9	69

	$1,292	$(41)	(3.1)%	$1,333	$36	2.8%	$1,297

The decrease in depreciation and amortization expense during 2014 is primarily attributable to favorable adjustments resulting from changes in landfill estimates and fixed asset depreciation that was suspended when our Wheelabrator business was classified as held-for-sale in the third quarter of 2014 and subsequently sold in December 2014. The increase in amortization of intangible assets in 2013 that continued in 2014 is primarily related to the amortization of customer relationships acquired through our acquisition of RCI.

Restructuring

In August 2014, we announced a consolidation and realignment of several Corporate functions to better support achievement of the Company’s strategic goals, including cost reduction. Voluntary separation arrangements were offered to all salaried employees within these organizations. Approximately 650 employees have separated from our Corporate and recycling organizations in connection with this restructuring, but we do not anticipate that all of these positions will be permanently eliminated.

During the year ended December 31, 2014 we recognized a total of $82 million of pre-tax restructuring charges, of which $70 million was related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized. We do not expect to incur any material charges associated with our 2014 restructuring in future periods.

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

During the year ended December 31, 2012, we recognized a total of $67 million of pre-tax restructuring charges, of which $56 million were primarily related to employee severance and benefit costs associated with these reorganizations. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

Goodwill Impairments

During the year ended December 31, 2014, we recognized $10 million of goodwill impairment charges associated with our recycling operations. During the year ended December 31, 2013, we recognized $509 million of goodwill impairment charges, primarily related to (i) $483 million associated with our Wheelabrator business; (ii) $10 million associated with our Puerto Rico operations and (iii) $9 million associated with a majority-owned waste diversion technology company. During the year ended December 31, 2012, we recognized goodwill impairment charges of $4 million related to certain of our non-Solid Waste operations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Estimates and Assumptions — Asset Impairments and Notes 3 and 6 to the Consolidated Financial Statements for additional information related to these impairment charges as well as the accounting policy and analysis involved in identifying and calculating impairments.

(Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2014	2013	2012
(Income) expense from divestitures	$(515)	$(8)	$—
Asset impairments	345	472	79

	$(170)	$464	$79

During the year ended December 31, 2014, we recognized net income of $170 million, primarily related to the following:

•	(Income) expense from divestitures — We recognized net gains of $515 million, primarily as a result of a $519 million gain on the sale of our Wheelabrator business and an $18 million gain on the sale of certain landfill and collection operations in our Eastern Canada Area. Partially offsetting these gains was a $25 million loss on the divestiture of our Puerto Rico operations and certain other collection and landfill assets. Refer to Note 19 for additional information related to our divestitures.

•

Oil and gas properties impairments — We recognized $272 million of charges to impair certain of our oil and gas producing properties, primarily as a result of the pronounced decrease in oil and gas prices in the fourth quarter of 2014. We wrote down the carrying value of these properties to their estimated fair value using an income approach.

•	Other impairments — We recognized additional impairment charges of $73 million to write down assets in our waste diversion technology, renewable energy, recycling and medical waste operations.

During the year ended December 31, 2013, we recognized net charges of $464 million, primarily related to the following:

•	Landfill impairments — We recognized $262 million of charges to impair certain of our landfills, primarily as a result of our consideration of management’s decision in the fourth quarter of 2013 not to actively pursue expansion and/or development of such landfills. These charges were primarily associated with two landfills in our Eastern Canada Area, which are no longer accepting waste. We had previously concluded that receipt of permits for these landfills was probable. However, in connection with our asset rationalization and capital allocation analysis, which was influenced, in part, by our acquisition of RCI, we determined that the future costs to construct these landfills could be avoided as we are able to allocate disposal that would have gone to these landfills to other facilities and not materially impact operations. As a result of management’s decision, we determined that the landfill assets were no longer able to be recovered by the undiscounted cash flows attributable to these assets. As such, we wrote them down to their estimated fair values using a market approach considering the highest and best use of the assets.

•	Waste-to-energy impairments — We recognized $144 million of impairment charges relating to three waste-to-energy facilities, primarily as a result of closure or anticipated closure due to continued difficulty securing sufficient volumes to operate the plants at capacity and the prospect of additional capacity entering the market where the largest facility is located. We wrote down the carrying value of our facilities to their estimated fair value using a market approach.

•	Other impairments — The remainder of our 2013 charges were attributable to (i) $31 million of charges to impair various recycling assets; (ii) $20 million of charges to write down assets related to a majority-owned waste diversion technology company and (iii) a $15 million charge to write down the carrying value of an oil and gas property to its estimated fair value.

•	Divestitures — Partially offsetting these charges were $8 million of net gains on divestitures.

During the year ended December 31, 2012, we recognized impairment charges of $79 million, attributable to (i) $45 million of charges related to three facilities in our medical waste services business as a result of projected operating losses at each of these facilities; (ii) $20 million of charges related to investments in waste diversion technology companies and (iii) other charges to write down the carrying value of assets to their estimated fair values, all of which are individually immaterial.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions — Asset Impairments for additional information related to the accounting policy and analysis involved in identifying and calculating impairments.

In addition to the impairments discussed above, we are continuing to evaluate opportunities associated with the sale or discontinued use of assets that may no longer meet our strategic objectives or are underperforming. Accordingly, it is possible that additional charges may be recorded as assets are sold or become held-for-sale.

Income from Operations

The following table summarizes income from operations for the years ended December 31 (dollars in millions):

	2014	Period-to- Period Change		2013	Period-to- Period Change		2012
Solid Waste:
Tier 1	$893	$41	4.8%	$852	$1	0.1%	$851
Tier 2	1,318	27	2.1	1,291	21	1.7	1,270
Tier 3	588	297	*	291	(213)	(42.3)	504

Solid Waste	2,799	365	15.0	2,434	(191)	(7.3)	2,625
Wheelabrator	669	1,186	*	(517)	(630)	*	113
Other	(400)	(229)	*	(171)	71	(29.3)	(242)
Corporate and other	(769)	(102)	15.3	(667)	(22)	3.4	(645)

Total	$2,299	$1,220	*	$1,079	$(772)	(41.7)%	$1,851

*	Percentage change does not provide a meaningful comparison.

Items affecting the comparability of our results of operations include (i) charges associated with our August 2014 and July 2012 restructurings; (ii) subsequent benefits realized as a result of these restructurings and ongoing cost containment efforts; (iii) increased labor costs due to merit increases effective in 2014 and 2013 and (iv) lower 2012 year-over-year incentive compensation costs.

Solid Waste — The comparability of our income from operations for the periods presented is driven by $279 million of net charges primarily related to impairments recognized in 2013. The most significant impairment charges were in our Eastern Canada Area, which is included in Tier 3, and were associated with the impairment of certain landfills as discussed above in (Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items. Other significant items affecting the results of operations of our Solid Waste business during the three years ended December 31, 2014 are summarized below:

•	Our base business benefited from (i) internal revenue growth, principally in our collection and disposal business; (ii) increased fuel cost recovery and (iii) decreased fuel costs. These favorable variances were offset, in part, by net cost increases driven by higher operating expenses in 2013;

•	Results from our recycling business contributed favorably in 2014 when compared to the prior period principally due to (i) increased efforts to reduce controllable recycling rebates paid to customers; (ii) better alignment of rebate structures to commodity prices for new recycling contracts and (iii) ongoing business improvement efforts around inbound quality control. These favorable variances more than offset lower market prices for recyclable commodities and lower volumes. Results from our recycling business contributed unfavorably in 2013 when compared to the prior period primarily due to (i) lower prices for commodities; (ii) higher processing costs driven in part by increased outbound quality control in 2013 and (iii) operating losses related to the operations of Greenstar acquired in 2013.

In addition, the following items affected comparability of 2014 to 2013 within specific segments:

•	The loss on the sale of our Puerto Rico operations and certain other collection and landfill assets in 2014, which were included in Tier 3 and Tier 1, respectively;

•	Adverse weather in the first quarter of 2014 unfavorably affected income from operations primarily in Tier 2;

•	The gain on the sale of certain landfill and collection operations in our Eastern Canada Area in 2014, which were included in Tier 3;

•	The accretive benefits of the RCI operations acquired in July 2013, which are included in Tier 3;

•	The gain on the sale of a vacant facility in 2014, which was included in Tier 3; and

•	A reversal of a reserve in 2014 due to a favorable litigation resolution, which was included in Tier 1.

In addition, the following items affected comparability of 2013 to 2012 within specific segments:

•	A decrease in bad debt expense during 2013 due primarily to the collection of receivables previously reserved during 2012, principally in Puerto Rico, which was included in Tier 3;

•	The accretive benefits of the RCI operations acquired, as discussed above;

•	A charge for the withdrawal from an underfunded multiemployer pension plan in New England in 2012, which is included in Tier 2; and

•	Incremental operating expenses due to a labor union dispute in the Pacific Northwest Area in 2012, which is included in Tier 3.

Wheelabrator — The most significant items affecting the results of operations of our Wheelabrator business in 2014 and 2013 were (i) a $519 million gain on sale of our Wheelabrator business in December 2014 and (ii) $627 million of pre-tax charges to impair goodwill and certain waste-to-energy facilities in 2013 as discussed above in Goodwill Impairments and (Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items. Other items contributing to the variability included (i) higher year-over-year electricity prices at our merchant waste-to-energy facilities and (ii) impairment charges at a waste-to-energy facility as a result of projected operating losses in 2013.

Other — Our “Other” income from operations includes (i) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental Services and Renewable Energy organizations, that are not included with the operations of our reportable segments; (ii) our recycling brokerage and electronic recycling services and (iii) the results of investments that we are making in expanded service offerings, such as portable self-storage and fluorescent lamp recycling, and in oil and gas producing properties. In addition, our “Other” income from operations reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste.

Significant items affecting the comparability of expenses for the periods presented include:

•	Net charges of $339 million and $59 million primarily related to impairments recognized in 2014 and 2013, respectively;

•	Improved results in our Strategic Business Solutions as a result of our system and process enhancements;

•	Favorable adjustments in 2014 and 2013 to contingent consideration associated with the Greenstar acquisition, offset by higher administrative and restructuring costs associated with the acquired operations in 2013; and

•	Improved results in our organics and medical waste services in 2013.

Corporate and Other — Significant items affecting the comparability of expenses for the periods presented include:

•	Restructuring charges recognized in 2014 and subsequent benefits realized as a result of the restructuring;

•	Charges for the settlement of a legal dispute and related fees in 2014;

•	Increased health and welfare costs in 2014;

•	Unfavorable adjustments in both 2014 and 2012 as well as favorable adjustments in 2013 related to changes in U.S. Treasury rates used to discount the present value of our environmental remediation obligations and recovery assets;

•	Our professional fees continued to decline during 2014 as a result of our concerted effort to reduce consulting fees. Our 2013 consulting fees were lower as we incurred significant fees during 2012 resulting from company-wide initiatives; and

•	Favorable risk management allocation in 2014 and higher year-over-year risk management expense in 2013 primarily due to increased overall costs associated with auto and general liability insurance.

Interest Expense, net

Our interest expense, net was $466 million in 2014, $477 million in 2013 and $484 million in 2012. During 2014, the decrease in interest expense was primarily attributable to (i) the impacts that lower market interest rates have had on certain of our tax-exempt debt; (ii) issuing new debt at lower fixed interest rates than debt repaid upon scheduled maturities and (iii) reduced costs associated with our letter of credit facilities due to improvements in the Company’s overall credit rating. These decreases were partially offset by increases in expense associated with our terminated interest rate swaps due to the maturity of the underlying senior notes. In December 2014, the Company decided to redeem $947 million of senior notes due in 2015, 2017 and 2019 with a weighted average coupon rate of 7.0%. The Company incurred a make-whole premium of $130 million to repay these notes with available cash in January 2015. We anticipate that a near-term refinancing of these debt balances will reduce interest expense in future years.

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

Equity in Net Losses of Unconsolidated Entities

We recognized “Equity in net losses of unconsolidated entities” of $53 million, $34 million and $46 million in 2014, 2013 and 2012, respectively. These losses are primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 9 and 20 to the Consolidated Financial Statements for more information related to these investments. The expense in 2014 as compared to 2013 was impacted by charges of $11 million in 2014 primarily to write down equity method investments in waste diversion technology companies to their fair value. The expense in 2013 as compared to 2012 was impacted by a charge of $10 million in 2012 related to a payment we made under a guarantee on behalf of an equity method investment in an unconsolidated entity that went into liquidation.

Other, net

We recognized other, net expense of $29 million, $74 million and $18 million in 2014, 2013 and 2012, respectively. The expenses for 2014, 2013 and 2012 were impacted by impairment charges of $22 million, $71 million and $16 million, respectively, related to other-than-temporary declines in the value of investments in waste diversion technology companies which were accounted for under the cost method. We wrote down our investments to their fair value which was primarily determined using an income approach based on estimated future cash flow projections and, to a lesser extent, third-party investors’ recent transactions in these securities. Partially offsetting the 2013 charges was a $4 million gain on the sale of a similar investment. The remaining expenses recognized during the reported periods are primarily related to the impact of foreign currency translation.

Provision for Income Taxes

We recorded provisions for income taxes of $413 million in 2014, $364 million in 2013 and $443 million in 2012. These tax provisions resulted in an effective income tax rate of approximately 23.6%, 73.8% and 34.0% for the years ended 2014, 2013 and 2012, respectively. The comparability of our reported income taxes for the years ended December 31, 2014, 2013 and 2012 is primarily affected by (i) variations in our income before income taxes; (ii) the tax implications of divestitures; (iii) federal tax credits; (iv) adjustments to our accruals and related deferred taxes; (v) tax audit settlements; (vi) the realization of federal and state net operating loss and credit carry-forwards and (vii) the tax implications of impairments. The impacts of these items are summarized below:

•	Tax Implications of Divestitures — During 2014, the Company recorded a net gain of $515 million primarily related to the divestiture of our Wheelabrator business, our Puerto Rico operations and certain landfill and collection operations in our Eastern Canada Area. Had this net gain been fully taxable, our provision for income taxes would have increased by $138 million. Refer to Note 19 to the Consolidated Financial Statements for more information related to divestitures.

•	Investment in Refined Coal Facility — Our refined coal facility investment and the resulting federal tax credits reduced our provision for income taxes by $21 million, $20 million and $21 million for the years ended December 31, 2014, 2013 and 2012, respectively. Refer to Note 9 to the Consolidated Financial Statements for more information related to our refined coal facility investment.

•	Investment in Low-Income Housing Properties — Our low-income housing properties investment and the resulting federal tax credits reduced our provision for income taxes by $37 million, $38 million and $38 million for the years ended December 31, 2014, 2013 and 2012, respectively. Refer to Note 9 to the Consolidated Financial Statements for more information related to our low-income housing properties investment.

•	Adjustments to Accruals and Related Deferred Taxes — Adjustments to our accruals and related deferred taxes due to the filing of our income tax returns and changes in state law resulted in a reduction of $24 million and increases of $4 million and $7 million to our provision for income taxes for the years ended December 31, 2014, 2013 and 2012, respectively.

•	Tax Audit Settlements — The settlement of various tax audits resulted in reductions to our provision for income taxes of $12 million, $11 million and $10 million for the years ended December 31, 2014, 2013 and 2012, respectively.

•	State Net Operating Loss and Credit Carry-forwards — During 2014, 2013 and 2012, we recognized state net operating loss and credit carry-forwards resulting in a reduction to our provision for income taxes of $16 million, $16 million and $5 million, respectively.

•	Federal Net Operating Loss Carry-Forwards — During 2012, we recognized additional federal net operating loss carry-forwards resulting in a reduction to our provision for income taxes of $8 million.

•	Tax Implications of Impairments — A portion of the impairment charges recognized are not deductible for tax purposes. Had the charges been fully deductible, our provision for income taxes would have been reduced by $8 million, $235 million and $7 million for the years ended December 31, 2014, 2013, and 2012 respectively. See Notes 6 and 13 to the Consolidated Financial Statements for more information related to asset impairments and unusual items.

We expect our 2015 recurring effective tax rate will be approximately 36.0% based on projected income before income taxes, federal tax credits and other permanent items.

The Tax Increase Prevention Act of 2014 was signed into law on December 19, 2014 and included an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2015 were depreciated immediately. The acceleration of deductions on 2014 qualifying capital expenditures resulting from the bonus depreciation provisions had no impact on our effective income tax rate for 2014 although it will reduce our future cash taxes by approximately $60 million. Taking accelerated deductions results in increased cash taxes in subsequent periods when the deductions related to the capital expenditures would have otherwise been taken.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $40 million in 2014, $32 million in 2013 and $43 million in 2012. These amounts are principally related to third parties’ equity interests in two limited liability companies (“LLCs”) that own three waste-to-energy facilities operated by our Wheelabrator business. In December 2014, we purchased the noncontrolling interests in the LLCs from the third parties in anticipation of our sale of the Wheelabrator business. The LLCs were then subsequently sold as part of the divestment of our Wheelabrator business. Refer to Notes 19 and 20 to the Consolidated Financial Statements for information related to the sale of our Wheelabrator business and the consolidation of these variable interest entities, respectively.

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

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 247 solid waste and five secure hazardous waste landfills at December 31, 2014 and 262 solid waste and five secure hazardous waste landfills at December 31, 2013. At December 31, 2014 and 2013, the expected remaining capacity, in cubic yards and tonnage of waste that can be accepted at our owned or operated landfills, is shown below (in millions):

	December 31, 2014			December 31, 2013
	Remaining Permitted Capacity	Expansion Capacity	Total Capacity	Remaining Permitted Capacity	Expansion Capacity	Total Capacity
Remaining cubic yards	4,708	275	4,983	4,839	279	5,118
Remaining tonnage	4,660	275	4,935	4,769	282	5,051

Based on remaining permitted airspace as of December 31, 2014 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 46 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion permit. We are seeking expansion permits at 23 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions section above. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 49 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills we own or operate as of December 31, 2014, segregated by their estimated operating lives (in years), based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	0 to 5	6 to 10	11 to 20	21 to 40	41+	Total
Owned	11	12	27	63	89	202
Operated through lease(a)	5	3	1	2	6	17
Operating contracts(b)	9	7	3	6	8	33

Total landfills	25	22	31	71	103	252

(a)	Landfills we operate through lease agreements are similar to landfills we own because we own the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill. We are usually responsible for the final capping, closure and post-closure obligations of the landfills we lease.
(b)	For operating contracts, the property owner owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. However, we are generally responsible for final capping, closure and post-closure obligations under the operating contracts.

The following table reflects landfill capacity and airspace changes, as measured in tons of waste, for landfills owned or operated by us during the years ended December 31, 2014 and 2013 (in millions):

	December 31, 2014			December 31, 2013
	Remaining Permitted Capacity	Expansion Capacity	Total Capacity	Remaining Permitted Capacity	Expansion Capacity	Total Capacity
Balance, beginning of year	4,769	282	5,051	4,558	612	5,170
Acquisitions, divestitures, newly permitted landfills and closures	(90)	(5)	(95)	22	—	22
Changes in expansions pursued(a)	—	90	90	—	33	33
Expansion permits granted(b)	94	(94)	—	364	(364)	—
Airspace consumed	(96)	—	(96)	(93)	—	(93)
Changes in engineering estimates and other(c)	(17)	2	(15)	(82)	1	(81)

Balance, end of year	4,660	275	4,935	4,769	282	5,051

(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits.
(b)	We received expansion permits at eight of our landfills during 2014 and 12 of our landfills during 2013, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal capacity of our existing landfills.
(c)	Changes in engineering estimates can result in changes to the estimated available remaining capacity of a landfill or changes in the utilization of such landfill capacity, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate; and operating practices. We continually focus on improving the utilization of airspace through efforts that include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials; and increasing initial compaction through improved landfill equipment, operations and training.

The tons received at our landfills in 2014 and 2013 are shown below (tons in thousands):

	2014					2013
	# of Sites		Total Tons		Tons per Day	# of Sites	Total Tons		Tons per Day
Solid waste landfills	247	(a)	92,847		341	262	93,804		345
Hazardous waste landfills.	5		505		2	5	568		2

	252		93,352		343	267	94,372		347

Solid waste landfills closed, divested or contract expired during related year	15		3,768			5	390

			97,120	(b)			94,762	(b)

(a)	In 2014, we divested 11 landfills, our contract expired at three landfills and we closed one landfill.
(b)	These amounts include 1.2 million tons at December 31, 2014 and 1.5 million tons at December 31, 2013, that were received at our landfills but were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate receives certification of closure from the applicable regulatory agency, we generally transfer the management of the site, including any remediation activities, to our closed sites management group. As of December 31, 2014, our closed sites management group managed 210 closed landfills.

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

The following table reflects the total cost basis of our landfill assets and accumulated landfill airspace amortization as of December 31, 2014 and 2013, and summarizes significant changes in these amounts during 2014 (in millions):

	Cost Basis of Landfill Assets	Accumulated Landfill Airspace Amortization	Landfill Assets
December 31, 2013	$13,416	$(7,518)	$5,898
Capital additions	407	—	407
Asset retirement obligations incurred and capitalized	54	—	54
Amortization of landfill airspace	—	(380)	(380)
Foreign currency translation	(106)	34	(72)
Asset retirements and other adjustments	(308)	174	(134)

December 31, 2014	$13,463	$(7,690)	$5,773

As of December 31, 2014, we estimate that we will spend approximately $400 million in 2015, and approximately $800 million in 2016 and 2017 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events, and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

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

The following table reflects our landfill liabilities and our environmental remediation liabilities as of December 31, 2014 and 2013, and summarizes significant changes in these amounts during 2014 (in millions):

	Landfill	Environmental Remediation
December 31, 2013	$1,421	$227
Obligations incurred and capitalized	54	—
Obligations settled	(69)	(21)
Interest accretion	88	5
Revisions in estimates and interest rate assumptions	(9)	25
Acquisitions, divestitures and other adjustments	(42)	(1)

December 31, 2014	$1,443	$235

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

	Years Ended December 31,
	2014	2013	2012
Interest accretion on landfill liabilities	$88	$87	$84
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	14	(10)	6
Leachate and methane collection and treatment	84	77	67
Landfill remediation costs	9	10	—
Other landfill site costs	71	68	67

Total landfill operating costs	$266	$232	$224

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

The following table presents our landfill airspace amortization expense on a per-ton basis:

	Years Ended December 31,
	2014	2013	2012
Amortization of landfill airspace (in millions)	$380	$400	$395
Tons received, net of redirected waste (in millions)	96	93	92
Average landfill airspace amortization expense per ton	$3.96	$4.29	$4.30

Different per-ton amortization rates are applied at each of our 252 landfills, and per-ton amortization rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace amortization expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company year-over-year.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet and landfill equipment; (iii) construction, refurbishments and improvements at materials recovery facilities; (iv) the container and equipment needs of our operations; (v) final capping, closure and post-closure activities at our landfills; (vi) the repayment of debt and discharging of other obligations and (vii) capital expenditures, acquisitions and investments in support of our strategic growth plans. We also are committed to providing our shareholders with a return on their investment through dividend payments, and we have also returned value to our shareholders through share repurchases.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of December 31, 2014 and 2013 (in millions):

	2014	2013
Cash and cash equivalents	$1,307	$58

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$129	$125
Tax-exempt bond funds	1	27
Other	41	15

Total restricted trust and escrow accounts	$171	$167

Debt:
Current portion	$1,090	$726
Long-term portion	8,345	9,500

Total debt	$9,435	$10,226

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$45	$59

Cash and cash equivalents — Cash and cash equivalents consist primarily of short-term interest-bearing instruments with maturities of three months or less at date of purchase. The increase at December 31, 2014 is primarily related to the December 2014 sale of our Wheelabrator business.

Restricted trust and escrow accounts — Restricted trust and escrow accounts consist primarily of funds deposited for purposes of settling landfill final capping, closure, post-closure and environmental remediation obligations. These balances are primarily included within “Other assets” in our Consolidated Balance Sheets. The “Other” balance at December 31, 2014 includes the $29.2 million funding of a legal settlement pending final court approval for disbursement.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities when appropriate. The components of our long-term borrowings as of December 31, 2014 are described in Note 7 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2014 to December 31, 2013 were primarily attributable to (i) the use of cash proceeds from the sale of our Wheelabrator business to temporarily repay outstanding borrowings under our $2.25 billion revolving credit facility; (ii) the use of cash generated from our Canadian operations to reduce the balance of our Canadian term loan and (iii) the impacts of other non-cash changes in our debt balances due to hedge accounting for interest rate swaps, foreign currency translation, interest accretion and capital leases and other debt obligations.

Our current debt balances as of December 31, 2014, are primarily related to $947 million of senior notes that the Company decided to redeem in advance of their scheduled maturity, including $350 million of 6.375% senior notes that were scheduled to mature in March 2015, $147 million of 7.125% senior notes that were scheduled to mature in December 2017 and $450 million of 7.375% senior notes that were scheduled to mature in March 2019. We repaid these notes and the related make-whole premium and accrued interest with available cash in January 2015. We anticipate that a near-term refinancing of these debt balances will reduce interest expense in future years.

We have credit facilities in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit (in millions) at December 31, categorized by type of facility:

	2014	2013
Revolving credit facility(a)	$785	$872
Letter of credit facilities(b)	400	400
Other(c)	278	267

	$1,463	$1,539

(a)	In July 2013, we amended and restated our revolving credit facility, increasing our total credit capacity to $2.25 billion and extending the term through July 2018. At December 31, 2014, we had no outstanding borrowings and $785 million of letters of credit issued and supported by the facility, leaving an unused and available credit capacity of $1,465 million.
(b)	As of December 31, 2014, we had an aggregate committed capacity of $400 million under letter of credit facilities with terms extending through December 2018. This letter of credit capacity was fully utilized as of December 31, 2014.
(c)	These letters of credit are outstanding under various arrangements that do not obligate the counterparty to provide a committed capacity.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31 (in millions):

	2014	2013	2012
Net cash provided by operating activities	$2,331	$2,455	$2,295

Net cash provided by (used in) investing activities	$995	$(1,900)	$(1,830)

Net cash used in financing activities	$(2,072)	$(687)	$(530)

Net Cash Provided by Operating Activities — The most significant items affecting the comparisons of our operating cash flows in 2014 as compared to 2013 are summarized below:

•	Increase in earnings – Our income from operations, excluding depreciation and amortization, increased by $1.2 billion, on a year-over-year basis. Certain of the more significant drivers of our earnings improvement include:

•	Lower non-cash impairment charges of $652 million in 2014 as compared to 2013; and

•	The net gain on the sale of our Wheelabrator business of $519 million in 2014.

After considering these items, and certain other non-cash items included in our comparative results, our earnings drove an improvement in our cash flows from operating activities of approximately $100 million.

•	Increase in tax payments — Cash paid for income taxes was approximately $247 million higher on a year-over-year basis due to (i) higher pre-tax earnings; (ii) approximately $210 million anticipated overpayment during 2014, when comparing our year-end tax provisions to payments made throughout the year; and (iii) taxes associated with the divestiture of our Puerto Rico operations and certain other collection and landfill assets.

•	Forward starting swaps — During the first quarter of 2014, the forward-starting interest rate swaps associated with the anticipated issuance of senior notes in 2014 matured, and we paid cash of $36 million to settle the liabilities related to the swaps. This cash payment has been classified as a change in “Accounts payable and accrued liabilities” within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

•	Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was favorably impacted on a year-over-year basis by changes in our working capital accounts. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable changes, which are affected by both cost changes and timing of payments.

The most significant items affecting the comparison of our operating cash flows in 2013 as compared with 2012 are summarized below:

•	Earnings change — Our 2013 earnings drove our improved net cash provided by operating activities in spite of a year-over-year decrease in income from operations, of $772 million. Our income from operations decline resulted from higher non-cash charges during 2013 of $945 million, associated principally with higher impairment charges. Absent these non-cash charges, we experienced higher earnings, which resulted in cash flow expansion.

•	Increased income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $144 million higher on a year-over-year basis. Note that, while pre-tax income on a year-over-year basis has declined $809 million, a significant portion of the 2013 impairments discussed above do not qualify for a tax benefit. See Liquidity Impacts of Income Tax Items below for additional information.

•	Forward starting swaps — During the third quarter of 2012, the forward-starting interest rate swaps associated with anticipated fixed-rate debt issuances were terminated contemporaneously with the actual issuance of senior notes requiring a cash payment of $59 million. This cash payment has been classified as a change in “Other liabilities” within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

•	Termination of interest rate swaps — In April 2012, we elected to terminate our $1 billion interest rate swap portfolio associated with senior notes that were scheduled to mature from November 2012 through March 2018. Upon termination of the swaps, we received $72 million in cash for their fair value. The cash proceeds received from the termination of interest rate swap agreements have been classified as a change in “Other assets” within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

•	Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was favorably impacted in 2013 by changes in our working capital accounts. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable, which are affected by both cost changes and timing of payments. Additionally, accruals for our annual incentive plan favorably affected our working capital comparison, driven by both higher incentive plan expense accruals in 2013 compared to 2012 and lower incentive plan payments in 2013 as compared to 2012.

Net Cash Provided by (Used in) Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

•	Capital expenditures — We used $1,151 million during 2014 for capital expenditures, compared with $1,271 million in 2013 and $1,510 million in 2012. The decrease can generally be attributed to increased focus on capital spending management. Capital expenditures in 2012 included increased spending on compressed natural gas vehicles, related fueling infrastructure, and information technology infrastructure and growth initiatives, as well as our taking advantage of the bonus depreciation legislation.

•

Proceeds from divestitures — Proceeds from divestitures and other assets (net of cash divested) were $2,253 million in 2014, $138 million in 2013 and $44 million in 2012. These divestitures were made as part of our initiative to improve or divest certain non-strategic or underperforming operations. In 2014, our proceeds from divestitures were primarily related to the sale of our Wheelabrator business for $1.95 billion and, to a lesser extent, the sale of our Puerto Rico operations and certain other collection and landfill assets and certain landfill and collection operations in our Eastern Canada Area. In 2013, our proceeds from divestitures included approximately $41 million related to oil and gas producing properties and $14 million related to certain of our medical waste service operations and a transfer station in our Greater Mid-Atlantic Area. The remaining amount reported for 2013, as well as the proceeds in 2012 generally relate to the sale of fixed assets.

•	Acquisitions — Our spending on acquisitions was $35 million in 2014 compared with $724 million in 2013 and $250 million in 2012. All of our 2014 acquisitions related to our Solid Waste business. In 2013, our acquisitions consisted primarily of the recycling operations of Greenstar, for which we paid $170 million, and substantially all of the assets of RCI, for which we paid $481 million. The remainder of our 2013 acquisitions related to our Solid Waste business and energy services operations. In 2012, our acquisitions consisted primarily of interests in oil and gas producing properties acquired through two transactions, for which we paid $94 million. See Note 19 to the Consolidated Financial Statements for additional information related to our acquisitions. We continue to focus on accretive acquisitions and growth opportunities that will enhance and expand our existing service offerings.

•	Investments in unconsolidated entities — We made $33 million, $33 million and $77 million of cash investments in unconsolidated entities during 2014, 2013 and 2012, respectively. In 2014 and 2013, our investments primarily related to additional capital contributions associated with our investment in a refined coal facility and waste diversion technology companies. In 2012, our investments primarily related to furthering our goal of expanding our service offerings and developing waste diversion technologies.

•	Net receipts from restricted funds — Net cash received from our restricted trust and escrow accounts, which are largely generated from the issuance of tax-exempt bonds for our capital needs, contributed $19 million to our investing activities in 2014 compared with $71 million in 2013 and $14 million in 2012. The significant increase in cash received from our restricted trust and escrow accounts during 2013 was due to an increase in tax-exempt borrowings.

•	Other — Net cash used by our other investing activities of $58 million, $81 million and $51 million during 2014, 2013 and 2012, respectively, was primarily associated with the funding of notes receivable associated with Wheelabrator’s investments in the U.K., prior to the sale of our Wheelabrator business in December 2014.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•	Share repurchases — For the periods presented, all share repurchases have been made in accordance with financial plans approved by our Board of Directors.

During the third quarter of 2014, we entered into accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $600 million of our common stock. At the beginning of the ASR repurchase periods, we delivered the $600 million in cash and received 9.6 million shares, which represented 70% of the shares expected to be repurchased based on then-current market prices. These agreements were completed in February 2015 and we received approximately 2.8 million additional shares. The final weighted average per share purchase price for the completed ASR agreements was $48.58.

We paid $239 million to repurchase 5.4 million shares of our common stock in 2013. We did not repurchase any shares during 2012.

We announced in February 2015 that the Board of Directors has authorized up to $1 billion in future share repurchases; this authorization is the only currently outstanding authorization for share repurchases. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

•	Dividend payments — For the periods presented, all dividends have been declared and approved by our Board of Directors and paid in accordance with our financial plans.

We paid an aggregate of $693 million in cash dividends during 2014, compared with $683 million in 2013, and $658 million in 2012. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.355 in 2012, to $0.365 in 2013, and to $0.375 in 2014 and has been offset, in part, by a reduction in our common stock outstanding during 2013 and 2014 as a result of our share repurchase programs.

In February 2015, we announced that our Board of Directors expects to increase the quarterly dividend from $0.375 to $0.385 per share for dividends declared in 2015. However, all future dividend declarations are at the discretion of the Board of Directors, and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board of Directors may deem relevant.

•	Proceeds from the exercise of common stock options — The exercise of common stock options and the related excess tax benefits generated a total of $93 million of financing cash inflows during 2014 compared with $132 million during 2013 and $43 million during 2012. The increase in exercised stock options during 2013 and, to a lesser extent, during 2014 is primarily due to the increase in the Company’s stock price combined with exercises in advance of stock option expiration dates.

•	Debt borrowings (repayments) — Net debt repayments were $751 million in 2014 compared to net debt borrowings of $155 million and $122 million in 2013 and 2012, respectively. The following summarizes our cash borrowings and debt repayments made during each year (in millions):

	Years Ended December 31,
	2014	2013	2012
Borrowings:
U.S. revolving credit facility	$2,225	$1,140	$650
Canadian credit facility	88	1,007	379
Senior notes	347	—	495
Capital leases and other debt	157	85	96

	$2,817	$2,232	$1,620

Repayments:
U.S. revolving credit facility	$(2,645)	$(1,120)	$(400)
Canadian credit facility	(243)	(666)	(447)
Senior notes	(350)	—	(400)
Tax-exempt bonds	(123)	(162)	(129)
Capital leases and other debt	(207)	(129)	(122)

	$(3,568)	$(2,077)	$(1,498)

Net borrowings (repayments)	$(751)	$155	$122

During 2014 and 2012, we did not have any significant non-cash investing and financing activities. For the year ended December 31, 2013, non-cash investing and financing activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $99 million.

•

Acquisitions of and distributions paid to noncontrolling interests — The purchases of and distributions paid to our noncontrolling interests were $125 million, $59 million and $46 million in 2014, 2013 and 2012, respectively. The increase during 2014 compared to 2013 is primarily attributable to the purchase of the noncontrolling interests in the LLCs related to our waste-to-energy facilities in December 2014 for $91 million, in anticipation of our sale of our Wheelabrator business. The LLCs were then subsequently sold as part of the divestment of our Wheelabrator business. See Note 20 to the Consolidated Financial Statements for further discussion of these LLCs.

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Recorded Obligations:
Expected environmental liabilities:(a)
Final capping, closure and post-closure	$104	$120	$128	$115	$116	$2,112	$2,695
Environmental remediation	43	26	26	24	12	98	229

	147	146	154	139	128	2,210	2,924
Debt payments(b),(c),(d)	1,075	717	402	801	132	6,349	9,476
Unrecorded Obligations:(e)
Non-cancelable operating lease obligations	103	83	70	57	47	308	668
Estimated unconditional purchase obligations(f)	189	172	156	116	91	430	1,154

Anticipated liquidity impact as of December 31, 2014	$1,514	$1,118	$782	$1,113	$398	$9,297	$14,222

(a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs. The amounts included here reflect environmental liabilities recorded in our Consolidated Balance Sheet as of December 31, 2014 without the impact of discounting and inflation. Our recorded environmental liabilities for final capping, closure and post-closure will increase as we continue to place additional tons within the permitted airspace at our landfills.
(b)	The amounts reported here represent the scheduled principal payments related to our long-term debt, excluding related interest. Refer to Note 7 to the Consolidated Financial Statements for information regarding interest rates.
(c)	Our debt obligations as of December 31, 2014 include $638 million of tax-exempt bonds subject to repricing within the next 12 months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowing for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2014, refer to Note 7 to the Consolidated Financial Statements.
(d)	Our recorded debt obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in an impact to our liquidity in future periods.
(e)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods. We have also made certain guarantees, as discussed in Note 11 to the Consolidated Financial Statements, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.
(f)	Our unconditional purchase obligations are for various contractual obligations that we generally incur in the ordinary course of our business. Certain of our obligations are quantity driven. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services. Accordingly, the amounts reported in the table are not necessarily indicative of our actual cash flow obligations. See Note 11 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations.

Liquidity Impacts of Income Tax Items

Bonus Depreciation — The Tax Increase Prevention Act of 2014 was signed into law on December 19, 2014 and included an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2015 were depreciated immediately. The acceleration of deductions on 2014 qualifying capital expenditures resulting from the bonus depreciation provisions had no impact on our effective income tax rate for 2014 although it will reduce our cash taxes by approximately $60 million.

Taking accelerated deductions results in increased cash taxes in subsequent periods when the deductions related to the capital expenditures would have otherwise been taken. Overall, the effect of all applicable years’ bonus depreciation programs resulted in increased cash taxes of $30 million in 2014. Separately, our tax payments in 2014 were $247 million higher than the tax payments made in 2013 primarily due to (i) higher pre-tax earnings, (ii) an anticipated overpayment of taxes, and (iii) divestiture of our Puerto Rico operations and certain other collection and landfill assets.

Uncertain Tax Positions — We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as a component of long-term “Other liabilities” in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that approximately $12 million of liabilities for unrecognized tax benefits, including accrued interest, and $3 million of related tax assets may be reversed within the next 12 months. The anticipated reversals primarily relate to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 20 to the Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 11 to the Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2014, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

New Accounting Standard Pending Adoption

In May 2014, the FASB amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2017. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial application. We are in the process of assessing the provisions of the amended guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.

Inflation

While inflationary increases in costs, including the cost of diesel fuel, have affected our income from operations margins in recent years, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, as of December 31, 2014, approximately 30% of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of December 31, 2014, all of our derivative transactions were related to actual or anticipated economic exposures. We are exposed to credit risk in the event of non-performance by our derivative counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities, although our interest costs can also be significantly affected by our on-going financial assurance needs, which are discussed in the Financial Assurance and Insurance Obligations section of Item 1.

As of December 31, 2014, we had $9.4 billion of long-term debt when excluding the impacts of accounting for fair value adjustments attributable to interest rate derivatives, discounts and premiums. The effective interest rates of approximately $1.4 billion of our outstanding debt obligations are subject to change during 2015. The most significant components of our variable-rate debt obligations are (i) $501 million of tax-exempt bonds that are subject to repricing on either a daily or weekly basis through a remarketing process; (ii) $638 million of tax-exempt bonds with term interest rate periods that are subject to repricing within 12 months and (iii) $232 million of outstanding advances under our Canadian credit facility. We currently estimate that a 100 basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2015 interest expense by approximately $11.2 million. As of December 31, 2013, the effective interest rates of approximately $2.4 billion of our outstanding debt obligations were subject to change within 12 months.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our “fixed-rate” tax exempt bonds, through the end of a term interest rate period that exceeds twelve months. The fair value of our fixed-rate debt obligations and various interest rate derivative instruments, if any, can increase or decrease significantly if market interest rates change.

We have performed sensitivity analyses to determine how market rate changes might affect the fair value of our market risk-sensitive derivatives and related positions. These analyses are inherently limited because they reflect a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, one percentage point increase in interest rates across all maturities and applicable yield curves attributable to these instruments would have decreased the fair value of our combined debt and interest rate derivative positions by approximately $650 million at December 31, 2014.

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

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel; recyclable materials, including old corrugated cardboard, old newsprint and plastics; and electricity, which generally correlates with natural gas prices in many of the markets in which we operate. During the three years ended December 31, 2014, we generally have not entered into derivatives to hedge the risks associated with changes in the market prices of these commodities, with the exception of electricity commodity derivatives divested in conjunction with the sale of our Wheelabrator business in December 2014. Alternatively, we attempt to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues also increase or decrease.

Currency Rate Exposure — We have operations in Canada as well as a cost center in India and investments in Hong Kong. From time to time, we use currency derivatives to mitigate the impact of currency translation on cash flows of intercompany Canadian-currency denominated debt transactions. Our foreign currency derivatives have not materially affected our financial position or results of operations for the periods presented. In addition, while changes in foreign currency exchange rates could significantly affect the fair value of our foreign currency derivatives, we believe these changes in fair value would not have a material impact to the Company. The foreign currency exposure associated with these investments has not been material. Refer to Notes 8 and 14 of the Consolidated Financial Statements for additional information regarding our foreign currency derivatives.

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

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Waste Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Waste Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Management, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2014, and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waste Management, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 17, 2015

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,307	$58
Accounts receivable, net of allowance for doubtful accounts of $30 and $33, respectively	1,587	1,699
Other receivables	350	111
Investment in unconsolidated entity	—	177
Parts and supplies	106	178
Deferred income taxes	115	113
Other assets	176	163

Total current assets	3,641	2,499
Property and equipment, net of accumulated depreciation and amortization of $15,968 and $16,723, respectively	10,657	12,344
Goodwill	5,740	6,070
Other intangible assets, net	440	529
Investments in unconsolidated entities	408	414
Other assets	526	747

Total assets	$21,412	$22,603

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$740	$744
Accrued liabilities	1,180	1,069
Deferred revenues	475	475
Current portion of long-term debt	1,090	726

Total current liabilities	3,485	3,014
Long-term debt, less current portion	8,345	9,500
Deferred income taxes	1,453	1,842
Landfill and environmental remediation liabilities	1,531	1,518
Other liabilities	709	727

Total liabilities	15,523	16,601

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,585	4,596
Retained earnings	6,888	6,289
Accumulated other comprehensive income	23	154
Treasury stock at cost, 171,745,077 and 165,961,646 shares, respectively	(5,636)	(5,338)

Total Waste Management, Inc. stockholders’ equity	5,866	5,707
Noncontrolling interests	23	295

Total equity	5,889	6,002

Total liabilities and equity	$21,412	$22,603

See notes to Consolidated Financial statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Years Ended December 31,
	2014	2013	2012
Operating revenues:
Service revenues	$12,646	$12,566	$12,327
Tangible product revenues	1,350	1,417	1,322

Total operating revenues	13,996	13,983	13,649

Costs and expenses:
Operating costs:
Cost of services	7,856	7,880	7,765
Cost of tangible products	1,146	1,232	1,114

Total operating costs	9,002	9,112	8,879
Selling, general and administrative	1,481	1,468	1,472
Depreciation and amortization	1,292	1,333	1,297
Restructuring	82	18	67
Goodwill impairments	10	509	4
(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items	(170)	464	79

	11,697	12,904	11,798

Income from operations	2,299	1,079	1,851

Other income (expense):
Interest expense, net	(466)	(477)	(484)
Equity in net losses of unconsolidated entities	(53)	(34)	(46)
Other, net	(29)	(74)	(18)

	(548)	(585)	(548)

Income before income taxes	1,751	494	1,303
Provision for income taxes	413	364	443

Consolidated net income	1,338	130	860
Less: Net income attributable to noncontrolling interests	40	32	43

Net income attributable to Waste Management, Inc.	$1,298	$98	$817

Basic earnings per common share	$2.80	$0.21	$1.76

Diluted earnings per common share	$2.79	$0.21	$1.76

Cash dividends declared per common share	$1.50	$1.46	$1.42

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Millions)
	Years Ended December 31,
	2014	2013	2012
Consolidated net income	$1,338	$130	$860
Other comprehensive income (loss), net of taxes:
Derivative instruments, net	1	12	(12)
Available-for-sale securities, net	4	2	2
Foreign currency translation adjustments	(124)	(68)	33
Post-retirement benefit obligation, net	(12)	15	(2)

Other comprehensive income (loss), net of taxes	(131)	(39)	21

Comprehensive income	1,207	91	881
Less: Comprehensive income attributable to noncontrolling interests	40	32	43

Comprehensive income attributable to Waste Management, Inc.	$1,167	$59	$838

See notes to Consolidated Financial statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Consolidated net income	$1,338	$130	$860
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,292	1,333	1,297
Deferred income tax (benefit) provision	(118)	(149)	67
Interest accretion on landfill liabilities	88	87	84
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	14	(10)	6
Provision for bad debts	42	39	57
Equity-based compensation expense	65	58	29
Excess tax benefits associated with equity-based transactions	(5)	(10)	(11)
Net gain on disposal of assets	(35)	(21)	(21)
Effect of goodwill impairments	10	509	4
Effect of (income) expense from divestitures, asset impairments (other than goodwill) and unusual items and other	(137)	535	95
Equity in net losses of unconsolidated entities, net of dividends	42	34	46
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(268)	44	(131)
Other current assets	(19)	(7)	(50)
Other assets	22	4	105
Accounts payable and accrued liabilities	117	(27)	(57)
Deferred revenues and other liabilities	(117)	(94)	(85)

Net cash provided by operating activities	2,331	2,455	2,295

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(35)	(724)	(250)
Capital expenditures	(1,151)	(1,271)	(1,510)
Proceeds from divestitures of businesses and other assets (net of cash divested)	2,253	138	44
Net receipts from restricted trust and escrow accounts	19	71	14
Investments in unconsolidated entities	(33)	(33)	(77)
Other	(58)	(81)	(51)

Net cash provided by (used in) investing activities	995	(1,900)	(1,830)

Cash flows from financing activities:
New borrowings	2,817	2,232	1,620
Debt repayments	(3,568)	(2,077)	(1,498)
Common stock repurchases	(600)	(239)	—
Cash dividends	(693)	(683)	(658)
Exercise of common stock options	93	132	43
Excess tax benefits associated with equity-based transactions	5	10	11
Acquisitions of and distributions paid to noncontrolling interests	(125)	(59)	(46)
Other	(1)	(3)	(2)

Net cash used in financing activities	(2,072)	(687)	(530)

Effect of exchange rate changes on cash and cash equivalents	(5)	(4)	1

Increase (decrease) in cash and cash equivalents	1,249	(136)	(64)
Cash and cash equivalents at beginning of year	58	194	258

Cash and cash equivalents at end of year	$1,307	$58	$194

See notes to Consolidated Financial statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

		Waste Management, Inc. Stockholders’ Equity
	Total	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
		Shares	Amounts				Shares	Amounts
Balance, December 31, 2011	$6,390	630,282	$6	$4,561	$6,721	$172	(169,750)	$(5,390)	$320
Consolidated net income	860	—	—	—	817	—	—	—	43
Other comprehensive income (loss), net of taxes	21	—	—	—	—	21	—	—	—
Cash dividends declared	(658)	—	—	—	(658)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	101	—	—	(15)	(1)	—	3,680	117	—
Distributions paid to noncontrolling interests	(46)	—	—	—	—	—	—	—	(46)
Other	7	—	—	3	—	—	8	—	4

Balance, December 31, 2012	$6,675	630,282	$6	$4,549	$6,879	$193	(166,062)	$(5,273)	$321
Consolidated net income	130	—	—	—	98	—	—	—	32
Other comprehensive income (loss), net of taxes	(39)	—	—	—	—	(39)	—	—	—
Cash dividends declared	(683)	—	—	—	(683)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	216	—	—	47	(5)	—	5,461	174	—
Common stock repurchases	(239)	—	—	—	—	—	(5,368)	(239)	—
Distributions paid to noncontrolling interests	(59)	—	—	—	—	—	—	—	(59)
Other	1	—	—	—	—	—	7	—	1

Balance, December 31, 2013	$6,002	630,282	$6	$4,596	$6,289	$154	(165,962)	$(5,338)	$295
Consolidated net income	1,338	—	—	—	1,298	—	—	—	40
Other comprehensive income (loss), net of taxes	(131)	—	—	—	—	(131)	—	—	—
Cash dividends declared	(693)	—	—	—	(693)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	195	—	—	79	(6)	—	3,779	122	—
Common stock repurchases	(600)	—	—	(180)	—	—	(9,569)	(420)	—
Distributions paid to noncontrolling interests	(34)	—	—	—	—	—	—	—	(34)
Acquisitions of noncontrolling interests and divestiture of Wheelabrator business	(188)	—	—	90	—	—	—	—	(278)
Other	—	—	—	—	—	—	7	—	—

Balance, December 31, 2014	$5,889	630,282	$6	$4,585	$6,888	$23	(171,745)	$(5,636)	$23

See notes to Consolidated Financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, recycling and resource recovery, and disposal services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the United States. In December 2014, we completed the previously announced sale of our Wheelabrator business, which provided waste-to-energy services and managed waste-to-energy facilities and independent power production plants. Refer to Note 19 for additional information related to our divestitures.

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 geographic Areas. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our segments can be found in Note 21.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number of diverse customers we serve. At December 31, 2014 and 2013, no single customer represented greater than 5% of total accounts receivable.

Trade and Other Receivables

Our receivables, which are recorded when billed, when services are performed or when cash is advanced, are claims against third parties that will generally be settled in cash. The carrying value of our receivables, net of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other receivables at December 31, 2014 and 2013 include receivables related to tax payments in excess of the provision of $255 million and $23 million, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2014, 2013 and 2012, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted-average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted-average rate applicable to our asset retirement obligations at December 31, 2014 is between 4.00% and 7.75%. We expect to apply a credit-adjusted, risk-free discount rate of 4.00% to liabilities incurred in the first quarter of 2015.

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

We apply the following guidelines in determining a landfill’s remaining permitted and expansion airspace:

•	Remaining Permitted Airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is used to compare the existing landfill topography to the expected final landfill topography.

•	Expansion Airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year and the final expansion permit to be received within five years. Second, we must believe that obtaining the expansion permit is likely, considering the following criteria:

•	Personnel are actively working on the expansion of an existing landfill, including efforts to obtain land use and local, state or provincial approvals;

•	It is likely that the approvals will be received within the normal application and processing time periods for approvals in the jurisdiction in which the landfill is located;

•	We have a legal right to use or obtain land to be included in the expansion plan;

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could negatively affect the success of such expansion; and

•	Financial analysis has been completed based on conceptual design, and the results demonstrate that the expansion has a positive financial and operational impact.

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 23 landfill sites with expansions included at December 31, 2014, five landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. Two of these landfills required approval by our Chief Financial Officer because of community or political opposition that could impede the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expansion process. The remaining three landfills required approval due to local zoning restrictions or because the permit application processes do not meet the one- or five-year requirements.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher than the $235 million recorded in the Consolidated Financial Statements as of December 31, 2014. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are fixed or reliably determinable, we inflate the cost in current dollars (by 2.5% at December 31, 2014 and 2013) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” costs and expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities and recovery assets during the reported periods (in millions) and the risk-free discount rate applied as of each reporting date:

	Years Ended December 31,
	2014	2013	2012
Charge (reduction) to Operating expenses	$10	$(13)	$3
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	2.00%	3.00%	1.75%

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The portion of our recorded environmental remediation liabilities that has never been subject to inflation or discounting, as the amounts and timing of payments are not fixed or reliably determinable, was $41 million at December 31, 2014 and $36 million at December 31, 2013. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have decreased by $6 million at December 31, 2014 and increased by $7 million at December 31, 2013.

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

We include capitalized costs associated with developing or obtaining internal-use software within furniture, fixtures and office equipment. These costs include direct external costs of materials and services used in developing or obtaining the software and internal costs for employees directly associated with the software development project. As of December 31, 2014 and 2013, capitalized costs for software placed in service, net of accumulated depreciation, were $114 million and $129 million, respectively. In addition, our furniture, fixtures and office equipment as of December 31, 2014 and 2013 included $5 million and $11 million, respectively, for costs incurred for software under development.

Leases

We lease property and equipment in the ordinary course of our business. Our most significant lease obligations are for property and equipment specific to our industry, including real property operated as a landfill or transfer station. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.

Operating Leases (excluding landfills discussed below) — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2014 are disclosed in Note 11.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangible Assets

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but as discussed in the Asset Impairments section below, we assess our goodwill for impairment at least annually.

Other intangible assets consist primarily of customer and supplier relationships, covenants not-to-compete, licenses, permits (other than landfill permits, as all landfill-related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy), and other contracts. Other intangible assets are recorded at acquisition date fair value and are generally amortized using either a 150% declining balance approach or a straight-line basis as we determine appropriate. Customer and supplier relationships are typically

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized over a term ranging between 10 and 15 years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally two to five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

Asset Impairments

We monitor the carrying value of our long-lived assets for potential impairment on an ongoing basis and test the recoverability of such assets using significant unobservable (“Level 3”) inputs whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” line item in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

There are additional considerations for impairments of landfills, goodwill and other indefinite-lived intangible assets, as described below.

Landfills — The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the sensitive estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a probability-weighted cash flow estimation approach, may indicate that no impairment loss should be recorded. At December 31, 2014, one of our landfill sites for which we believe receipt of the expansion permit is probable, is not currently accepting waste. The net recorded capitalized landfill asset cost for this site was $247 million at December 31, 2014. We performed a test of recoverability for this landfill and the undiscounted cash flows resulting from our probability-weighted estimation approach significantly exceeded the carrying value of this site. During the year ended December 31, 2013, we recognized $262 million of charges to impair certain of our landfills, primarily as a result of our consideration of management’s decision in the fourth quarter of 2013 not to actively pursue expansion and/or development of such landfills. These charges were primarily associated with two landfills in our Eastern Canada Area, which are no longer accepting waste. We had previously concluded that receipt of permits for these landfills was probable. However, in connection with our asset rationalization and capital allocation analysis,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was influenced, in part, by our acquisition of RCI Environnement, Inc. (“RCI”), we determined that the future costs to construct these landfills could be avoided as we are able to allocate disposal that would have gone to these landfills to other facilities and not materially impact operations. As a result of management’s decision, we determined that the carrying values of landfill assets were no longer able to be recovered by the undiscounted cash flows attributable to these assets. As such, we wrote their carrying values down to their estimated fair values using a market approach considering the highest and best use of the assets.

Refer to Note 13 for additional information related to landfill asset impairments recognized during the reported periods.

Goodwill — At least annually, and more frequently if warranted, we assess our goodwill for impairment using Level 3 inputs.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Trust and Escrow Accounts

As of both December 31, 2014 and December 31, 2013, our restricted trust and escrow accounts consist principally of funds deposited for purposes of settling landfill final capping, closure, post-closure and environmental remediation obligations. We often also have restricted trust and escrow account balances related to funds received from the issuance of tax-exempt bonds held in trust for the construction of various projects or facilities. As of December 31, 2014 and 2013, we had $171 million and $167 million, respectively, of restricted trust and escrow accounts, which are primarily included in “Other assets” in our Consolidated Balance Sheets.

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

	2014	2013
Equity investments(a)	$228	$437
Cost investments	180	154

Investments in unconsolidated entities	$408	$591

(a)	The amount reported in 2013 included $177 million attributable to our 2010 investment in Shanghai Environment Group (“SEG”), which was part of our Wheelabrator business. This investment was classified as a current asset and reflected in “Investment in unconsolidated entity” in our Consolidated Balance Sheet as of December 31, 2013, based on our intent to sell our investment in SEG within the next 12 months. We sold our investment in SEG in the first quarter of 2014.

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

Foreign Currency

We have operations in Canada as well as a cost center in India. Local currencies generally are considered the functional currencies of our operations and investments outside the United States. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate at the balance sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of comprehensive income.

Derivative Financial Instruments

We primarily use derivative financial instruments to manage our risk associated with fluctuations in interest rates and foreign currency exchange rates. In prior years, we used interest rate swaps to maintain a strategic portion of our long-term debt obligations at variable, market-driven interest rates or in anticipation of planned senior note issuances to effectively lock in a fixed interest rate for those anticipated issuances. Foreign currency exchange rate derivatives are used to hedge our exposure to changes in exchange rates for anticipated intercompany debt transactions, and related interest payments, between Waste Management Holdings, Inc., a wholly-owned subsidiary (“WM Holdings”), and its Canadian subsidiaries. Prior to the sale of our Wheelabrator business, we used electricity commodity derivatives to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. The financial statement impacts of our derivatives are discussed in Notes 8 and 14.

We obtain current valuations of our interest rate and foreign currency hedging instruments from third-party pricing models. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

viewed in relation to the underlying hedged transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of derivatives is included in other current assets, other long-term assets, current accrued liabilities or other long-term liabilities, as appropriate. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset. There was no significant ineffectiveness in 2014, 2013 or 2012.

•	Foreign Currency Derivatives — Our foreign currency derivatives have been designated as cash flow hedges for accounting purposes, which results in the unrealized changes in the fair value of the derivative instruments being recorded in “Accumulated other comprehensive income” within the equity section of our Consolidated Balance Sheets. The associated balance in other comprehensive income is reclassified to earnings as the hedged cash flows affect earnings. In each of the periods presented, these derivatives have effectively mitigated the impacts of the hedged transactions, resulting in immaterial impacts to our results of operations for the periods presented.

•	Interest Rate Derivatives — Our previously outstanding “receive fixed, pay variable” interest rate swaps associated with outstanding fixed-rate senior notes had been designated as fair value hedges for accounting purposes. Accordingly, derivative assets were accounted for as an increase in the carrying value of our underlying debt obligations and derivative liabilities were accounted for as a decrease in the carrying value of our underlying debt instruments. These fair value adjustments are deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instruments. Treasury locks and forward-starting swaps executed in prior years were designated as cash flow hedges for accounting purposes. The fair value of these derivative instruments were recorded in “Accumulated other comprehensive income” within the equity section of our Consolidated Balance Sheets. The associated balance in other comprehensive income is reclassified to earnings as the hedged cash flows occur.

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

Revenue Recognition

Our revenues are generated from the fees we charge for waste collection, transfer, disposal and recycling and resource recovery services; from the sale of electricity and landfill gas, which are byproducts of our landfill operations; and from the sale of recyclable commodities, oil and gas and organic lawn and garden products. The fees charged for our services are generally defined in our service agreements and vary based on contract-specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rates. The fees we charge for our services generally include fuel surcharges, which are intended to pass through to customers increased direct and indirect costs incurred because of changes in market prices for fuel. We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, recycling commodities are delivered or as kilowatts are delivered to a customer by a waste-to-energy facility or independent power production plant.

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

Capitalized Interest

We capitalize interest on certain projects under development, including internal-use software and landfill expansion projects, and on certain assets under construction, including operating landfills and landfill gas-to-energy projects. During 2014, 2013 and 2012, total interest costs were $487 million, $500 million and $509 million, respectively, of which $16 million was capitalized in 2014, $19 million was capitalized in 2013 and $21 million was capitalized in 2012. In 2014, 2013 and 2012, interest was capitalized primarily for landfill construction costs.

Income Taxes

The Company is subject to income tax in the United States and Canada. Current tax obligations associated with our provision for income taxes are reflected in the accompanying Consolidated Balance Sheets as a component of “Accrued liabilities” and the deferred tax obligations are reflected in “Deferred income taxes.”

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

Contingent Liabilities

We estimate the amount of potential exposure we may have with respect to claims, assessments and litigation in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). We are party to pending or threatened legal proceedings covering a wide range of matters in various jurisdictions. It is difficult to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such contingencies.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information

	Years Ended December 31,
Cash paid during the year (in millions):	2014	2013	2012
Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$461	$478	$485
Income taxes	758	511	366

For the year ended December 31, 2013, non-cash investing and financing activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $99 million. During 2014 and 2012, we did not have any significant non-cash investing and financing activities. Non-cash investing and financing activities are excluded from the Consolidated Statements of Cash Flows.

4. Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2014			December 31, 2013
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$104	$43	$147	$95	$35	$130
Long-term	1,339	192	1,531	1,326	192	1,518

	$1,443	$235	$1,678	$1,421	$227	$1,648

The changes to landfill and environmental remediation liabilities for the years ended December 31, 2013 and 2014 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2012	$1,338	$253
Obligations incurred and capitalized	59	—
Obligations settled	(71)	(20)
Interest accretion	87	4
Revisions in estimates and interest rate assumptions(a)(b)	6	(6)
Acquisitions, divestitures and other adjustments	2	(4)

December 31, 2013	$1,421	$227
Obligations incurred and capitalized	54	—
Obligations settled	(69)	(21)
Interest accretion	88	5
Revisions in estimates and interest rate assumptions(a)(b)	(9)	25
Acquisitions, divestitures and other adjustments(c)	(42)	(1)

December 31, 2014	$1,443	$235

(a)

The amounts reported for our landfill liabilities include a reduction of approximately $20 million for 2013 and an increase of approximately $2 million for 2014, related to our year-end annual review of landfill final capping, closure and post-closure obligations. The amount reported in 2013 also includes an increase of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $23 million due to the acceleration of the timing of closure and post-closure activities at two of our landfills related to landfill asset impairments, discussed further in Note 13.
(b)	The amount reported in 2013 for our environmental remediation liabilities includes the impact of an increase in the risk-free discount rate used to measure our liabilities from 1.75% at December 31, 2012 to 3.0% at December 31, 2013, resulting in a decrease of $18 million to our environmental remediation liabilities and a corresponding decrease to “Operating” expenses.

The amount reported in 2014 for environmental remediation liabilities includes the impact of a decrease in the risk-free discount rate used to measure our liabilities from 3.0% at December 31, 2013 to 2.0% at December 31, 2014, resulting in an increase of $13 million to our environmental remediation liabilities and a corresponding increase to “Operating” expenses.

(c)	The amounts reported for our 2014 landfill liabilities include reductions of approximately $25 million for divestitures, including the divestiture of our Wheelabrator business.

Our recorded liabilities as of December 31, 2014 include the impacts of inflating certain of these costs based on our expectations for the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities as measured in current dollars are $43 million in 2015, $26 million in 2016, $26 million in 2017, $24 million in 2018, $12 million in 2019 and $98 million thereafter.

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

5. Property and Equipment

Property and equipment at December 31 consisted of the following (in millions):

	2014	2013
Land	$611	$636
Landfills	13,463	13,416
Vehicles	4,131	4,115
Machinery and equipment(a)	2,470	3,888
Containers	2,377	2,449
Buildings and improvements(a)	2,588	3,594
Furniture, fixtures and office equipment	985	969

	26,625	29,067
Less accumulated depreciation on tangible property and equipment	(8,278)	(9,205)
Less accumulated landfill airspace amortization	(7,690)	(7,518)

	$10,657	$12,344

(a)	The decreases at December 31, 2014 are primarily related to the sale of our Wheelabrator business as discussed further in Note 19.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense, including amortization expense for assets recorded as capital leases, was comprised of the following for the years ended December 31 (in millions):

	2014	2013	2012
Depreciation of tangible property and equipment	$834	$853	$833
Amortization of landfill airspace	380	400	395

Depreciation and amortization expense	$1,214	$1,253	$1,228

6. Goodwill and Other Intangible Assets

Goodwill was $5,740 million as of December 31, 2014 compared with $6,070 million as of December 31, 2013. The $330 million decrease in goodwill during 2014 is primarily related to the sale of our Wheelabrator business and, to a lesser extent, the effect of foreign currency translation adjustments related to the goodwill associated with our Canadian operations and goodwill impairment charges associated with our recycling operations. See Notes 3, 13, 19 and 21 for additional information.

As discussed more fully in Note 3, we perform our annual impairment test of our goodwill balances using a measurement date of October 1. We will also perform interim tests if an impairment indicator exists such that the fair value of a reporting unit could potentially be less than its carrying amount. We did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2014, 2013 or 2012.

During our annual 2013 impairment test of our goodwill balances we determined the fair value of our Wheelabrator business had declined and the associated goodwill was impaired. As a result, we recognized an impairment charge of $483 million, which had no related tax benefit. We estimated the implied fair value of our Wheelabrator reporting unit goodwill using a combination of income and market approaches. Because the annual impairment test indicated that Wheelabrator’s carrying value exceeded its estimated fair value, we performed the “step two” analysis. In the “step two” analysis, the fair values of all assets and liabilities were estimated, including tangible assets, power contracts, customer relationships and trade name for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the carrying amount of goodwill to determine the amount of the impairment. The factors contributing to the $483 million goodwill impairment charge principally related to the continued challenging business environment in areas of the country in which Wheelabrator operated, characterized by lower available disposal volumes (which impact disposal rates and overall disposal revenue, as well as the amount of electricity Wheelabrator was able to generate), lower electricity pricing due to the pricing pressure created by availability of natural gas and increased operating costs as Wheelabrator’s facilities aged. These factors caused us to lower prior assumptions for electricity and disposal revenue, and increase assumed operating costs. Additionally, the discount factor previously utilized in the income approach in 2013 increased mainly due to increases in interest rates. In 2013, we incurred an additional $10 million of charges to impair goodwill associated with our Puerto Rico operations and $4 million to impair goodwill associated with our recycling business.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our other intangible assets as of December 31, 2014 and 2013 were comprised of the following (in millions):

	Customer and Supplier Relationships	Covenants Not-to- Compete	Licenses, Permits and Other	Total
December 31, 2014:
Intangible assets	$576	$63	$116	$755
Less accumulated amortization	(231)	(44)	(40)	(315)

	$345	$19	$76	$440

December 31, 2013:
Intangible assets	$604	$87	$123	$814
Less accumulated amortization	(193)	(57)	(35)	(285)

	$411	$30	$88	$529

Amortization expense for other intangible assets was $78 million for 2014, $80 million for 2013 and $69 million for 2012. At December 31, 2014, we had $19 million of licenses, permits and other intangible assets that are not subject to amortization, because they do not have stated expirations or have routine, administrative renewal processes. Additional information related to other intangible assets acquired through business combinations is included in Note 19. As of December 31, 2014, expected annual amortization expense related to other intangible assets is $69 million in 2015; $62 million in 2016; $55 million in 2017; $50 million in 2018 and $43 million in 2019.

7. Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31, 2014:

	2014	2013
U.S. revolving credit facility, maturing July 2018 (weighted average interest rate of 1.2% at December 31, 2013)	$—	$420
Letter of credit facilities, maturing through December 2018	—	—
Canadian credit facility and term loan, maturing November 2017 (weighted average effective interest rate of 2.6% at December 31, 2014 and 2.7% at December 31, 2013)	232	414
Senior notes maturing through 2039, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 5.7% at December 31, 2014 and 2013)	6,273	6,287
Tax-exempt bonds maturing through 2045, fixed and variable interest rates ranging from 0.04% to 5.7% (weighted average interest rate of 2.2% at December 31, 2014 and 2.3% at December 31, 2013)	2,541	2,664
Capital leases and other, maturing through 2055, interest rates up to 12%	389	441

	$9,435	$10,226
Current portion of long-term debt	1,090	726

	$8,345	$9,500

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Classification

As of December 31, 2014, our current debt balances include (i) $947 million of senior notes repaid with available cash in January 2015 that the Company decided to redeem in advance of their scheduled maturities, including $350 million of 6.375% senior notes that were scheduled to mature in March 2015, $147 million of 7.125% senior notes that were scheduled to mature in December 2017 and $450 million of 7.375% senior notes that were scheduled to mature in March 2019 and (ii) $143 million of debt with scheduled maturities within the next 12 months, including $64 million of tax-exempt bonds.

As of December 31, 2014, we also have $638 million of tax-exempt bonds with term interest rate periods that expire within 12 months and an additional $501 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on these bonds are reset on either a daily or weekly basis through a remarketing process. All recent remarketings have successfully placed Company bonds with investors at reasonable, market-driven rates and we currently expect future remarketings to be a success. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to use availability under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”) to fund the debt obligation until it can be remarketed successfully. Accordingly, we classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2014.

Access to and Utilization of Credit Facilities

$2.25 Billion Revolving Credit Facility — In July 2013, we amended and restated our revolving credit facility, increasing our total credit capacity to $2.25 billion and extending the term through July 2018. This facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit. The rates we pay for outstanding loans are generally based on LIBOR plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR ranges from 0.90% to 1.475%. At December 31, 2014, we had no outstanding borrowings and $785 million of letters of credit issued and supported by the facility, leaving unused and available credit capacity of $1,465 million.

Letter of Credit Facilities — As of December 31, 2014, we had an aggregate committed capacity of $400 million under letter of credit facilities with terms ending through December 2018. This letter of credit capacity was fully utilized as of December 31, 2014. The financial assurance needs of our business are extensive so we supplement the letter of credit capacity we have through these committed facilities with stand-alone letters of credit with various banking partners.

Canadian Credit Facility and Term Loan — Waste Management of Canada Corporation and WM Quebec Inc., wholly-owned subsidiaries of WM, are borrowers under a Canadian credit agreement that provides C$150 million of revolving credit capacity and initially provided C$500 million of term credit. The credit agreement matures in November 2017. WM and WM Holdings guaranty all subsidiary obligations outstanding under the credit agreement. The rates we pay for outstanding loans under the Canadian credit agreement are generally based on the applicable Canadian Dealer Offered Rate (CDOR) plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above CDOR ranges from 1.125% to 2.15%.

In the fourth quarter of 2012, we established the C$150 million revolving credit capacity to refinance borrowings outstanding under a Canadian term credit agreement that would have matured in November 2012 and to provide additional liquidity for our Canadian operations. We have the ability to issue up to C$50 million of letters of credit under the Canadian revolving credit facility, which if utilized, reduces the amount of credit capacity available for borrowings. As of December 31, 2014 and 2013, we had no letters of credit outstanding

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the facility. We had no outstanding borrowings as of December 31, 2014 and C$10 million of outstanding borrowings as of December 31, 2013.

The C$500 million of term credit was established specifically to fund the acquisition of substantially all of the assets of RCI and was fully drawn in July 2013. The term credit is non-revolving credit and principal amounts repaid may not be re-borrowed. Through December 31, 2014, we had repaid C$230 million of the term credit with available cash, reducing the outstanding and drawn credit to C$270 million. For additional information related to borrowings and principal repayments under the term credit, see below.

Debt Borrowings and Repayments

Canadian Credit Facility and Term Loan — Our outstanding CDOR-based advances, which are generally indexed to one-month CDOR, mature in November 2017, but are prepayable without penalty. Accordingly, this debt has been classified as long-term in our Consolidated Balance Sheet. We repaid C$170 million, or $155 million, of the advances under our Canadian credit agreement during the year ended December 31, 2014 with available cash. The remaining change in the carrying value of our Canadian credit facility and term loan is due to changes in the Canadian currency translation rate.

Senior Notes — In March 2014, we repaid $350 million of 5.0% senior notes upon maturity with borrowings under our $2.25 billion revolving credit facility. In May 2014, we issued $350 million of 3.5% senior notes due May 15, 2024. The net proceeds from the debt issuance were $347 million, all of which were used to repay borrowings under our $2.25 billion revolving credit facility. The change in the carrying value of our senior notes from December 31, 2013 to December 31, 2014 is principally due to fair value hedge accounting for interest rate swap contracts. Refer to Notes 8 and 14 for additional information regarding our interest rate derivatives.

Tax-Exempt Bonds — During the year ended December 31, 2014, we repaid $123 million of our tax-exempt bonds with available cash.

Scheduled Debt Payments — Principal payments of our debt and capital leases for the next five years, based on scheduled maturities as adjusted for the Company’s optional early redemption of certain of its senior notes, are as follows: $1,075 million in 2015; $717 million in 2016; $402 million in 2017; $801 million in 2018; and $132 million in 2019. Our recorded debt and capital lease obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities, which have been excluded from these amounts because they will not result in cash payments.

Secured Debt

Our debt balances are generally unsecured, except for capital leases and the note payable associated with our investment in low-income housing properties.

Debt Covenants

Our $2.25 billion revolving credit facility, our Canadian credit agreement and certain other financing agreements contain financial covenants. The following table summarizes the most restrictive requirements of these financial covenants (all terms used to measure these ratios are defined by the facilities):

Interest coverage ratio	> 2.75 to 1
Total debt to EBITDA(a)	< 3.75 to 1

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	In conjunction with the amendment and restatement of our $2.25 billion revolving credit facility in July 2013, the maximum ratio was increased from 3.50:1 to 3.75:1 for quarters ending before September 30, 2015. After such time, the covenant ratio will revert back to 3.50:1 for each fiscal quarter through maturity of the facility in July 2018.

Our credit facilities and senior notes also contain certain restrictions intended to monitor our level of subsidiary indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2014 and 2013, we were in compliance with the covenants and restrictions under all of our debt agreements that may have a material effect on our Consolidated Financial Statements.

8. Derivative Instruments and Hedging Activities

The following table summarizes the fair values of derivative instruments recorded in our Consolidated Balance Sheet (in millions):

		December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2014	2013
Foreign currency derivatives	Long-term other assets	$28	$2

Total derivative assets		$28	$2

Electricity commodity derivatives(a)	Current accrued liabilities	$—	$3
Interest rate derivatives	Current accrued liabilities	—	28

Total derivative liabilities		$—	$31

(a)	Our electricity commodity derivatives were associated with our Wheelabrator business and were divested in conjunction with the sale of that business in December 2014.

We have not offset fair value amounts recognized for our derivative instruments. For information related to the inputs used to measure our derivative assets and liabilities at fair value, refer to Note 18.

Fair Value Hedges

Interest Rate Swaps

In prior years, we entered into interest rate swaps to maintain a portion of our debt obligations at variable market interest rates. We designated these interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $45 million as of December 31, 2014 and $59 million as of December 31, 2013. These fair value adjustments to long-term debt are being amortized as a reduction to interest expense using the effective interest method over the remaining term of the related senior notes, which extend through 2028.

Gains or losses on the derivatives as well as the offsetting gains or losses on the hedged items attributable to our interest rate swaps are recognized in current earnings. We include gains and losses on our interest rate swaps as adjustments to interest expense, which is the same financial statement line item where offsetting gains and losses on the related hedged items are recorded. The fair value adjustment from active interest rate swaps and the offsetting gain on the related hedged items was immaterial during the year ended December 31, 2012. We did not have any active swaps outstanding in 2014 and 2013.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also recognize the impacts of (i) net periodic settlements of current interest on our active interest rate swaps, if any, and (ii) the amortization of previously terminated interest rate swap agreements as adjustments to interest expense. The following table summarizes these impacts on our results of operations (in millions):

	Years Ended December 31,
Decrease to Interest Expense Due to Hedge Accounting for Interest Rate Swaps	2014	2013	2012
Periodic settlements of active swap agreements	$—	$—	$8
Terminated swap agreements	14	20	22

	$14	$20	$30

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

The active forward-starting interest rate swaps outstanding at December 31, 2013 related to a debt issuance initially forecasted for March 2014, that occurred in May 2014. As of December 31, 2013, the fair value of these active interest rate derivatives of $28 million was included in current liabilities. During the first quarter of 2014, these forward-starting interest rate swaps with a notional value of $175 million matured and we paid cash of $36 million to settle the associated liabilities.

At December 31, 2014 and 2013, our “Accumulated other comprehensive income” included $50 million and $34 million, respectively, of after-tax deferred losses related to all terminated forward-starting interest rate swaps. These losses are being amortized as an increase to interest expense using the effective interest method over the ten-year term of the related senior notes, which extend through 2024. As of December 31, 2014, $11 million (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. As of December 31, 2014 and 2013, we had foreign exchange cross currency swaps outstanding for all of the anticipated cash flows associated with intercompany loans from WM Holdings to the wholly-owned Canadian subsidiaries. The hedged cash flows as of December 31, 2014 and 2013 included C$370 million of total notional value. The scheduled principal payments of the loan and the related swaps are as follows: C$70 million due on October 31, 2016, C$150 million due on October 31, 2017 and C$150 million due on October 31, 2018. We designated these cross currency swaps as cash flow hedges. Gains or losses resulting from the remeasurement of the underlying non-functional currency intercompany loans are recognized in current earnings in the same financial statement line item as offsetting gains or losses on the related cross currency swaps.

There was no significant ineffectiveness associated with our cash flow hedges during the years ended December 31, 2014, 2013 or 2012. Refer to Note 14 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit-Risk-Related Contingent Features

Our interest rate derivative instruments have in the past, and may in the future, contain provisions related to the Company’s credit rating. These provisions generally provide that if the Company’s credit rating were to fall to specified levels below investment grade, the counterparties have the ability to terminate the derivative agreements, resulting in settlement of all affected transactions. As of December 31, 2014 and 2013, we did not have any interest rate derivatives outstanding that contained these credit-risk-related features.

9. Income Taxes

Provision for Income Taxes

Our “Provision for income taxes” consisted of the following (in millions):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$414	$389	$268
State	61	79	72
Foreign	56	45	36

	531	513	376

Deferred:
Federal	(89)	(82)	48
State	(33)	(14)	17
Foreign	4	(53)	2

	(118)	(149)	67

Provision for income taxes	$413	$364	$443

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,
	2014	2013	2012
Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
Federal tax credits	(3.21)	(11.74)	(4.13)
Taxing authority audit settlements and other tax adjustments	(1.59)	(3.56)	(0.02)
Noncontrolling interests	(0.81)	(2.28)	(1.16)
State and local income taxes, net of federal income tax benefit	1.77	9.81	3.85
Tax rate differential on foreign income	(0.46)	1.63	(0.96)
Tax impact of impairments	0.46	41.95	0.57
Tax impact of divestitures	(7.89)	—	—
Other	0.34	2.94	0.80

Provision for income taxes	23.61%	73.75%	33.95%

The comparability of our provision for income taxes for the reported periods has been primarily affected by (i) variations in our income before income taxes; (ii) the tax implications of divestitures; (iii) federal tax credits; (iv) adjustments to our accruals and related deferred taxes; (v) tax audit settlements; (vi) the realization of federal and state net operating loss and credit carry-forwards and (vii) the tax implications of impairments.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For financial reporting purposes, income (loss) before income taxes by source was as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Domestic	$1,601	$548	$1,175
Foreign	150	(54)	128

Income before income taxes	$1,751	$494	$1,303

Tax Implications of Divestitures — During 2014, the Company recorded a net gain of $515 million primarily related to the divestiture of our Wheelabrator business, our Puerto Rico operations and certain landfill and collection operations in our Eastern Canada Area. Had this net gain been fully taxable, our provision for income taxes would have increased by $138 million. See Note 19 for more information related to divestitures.

Investment in Refined Coal Facility — In 2011, we acquired a noncontrolling interest in a limited liability company, which was established to invest in and manage a refined coal facility in North Dakota. The facility’s refinement processes qualify for federal tax credits that are expected to be realized through 2019 in accordance with Section 45 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Consolidated Statement of Operations. We recognized $7 million, $8 million and $7 million of net losses resulting from our share of the entity’s operating losses during the years ended December 31, 2014, 2013 and 2012, respectively. Our tax provision was reduced by $21 million, $20 million and $21 million for the years ended December 31, 2014, 2013 and 2012, respectively, primarily as a result of tax credits realized from this investment. See Note 20 for additional information related to this investment.

Investment in Low-Income Housing Properties — In 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the years ended December 31, 2014, 2013 and 2012, we recognized $25 million, $25 million and $24 million, respectively, of losses relating to our equity investment in this entity, $5 million, $6 million and $7 million, respectively, of interest expense, and a reduction in our tax provision of $37 million (including $25 million of tax credits), $38 million (including $26 million of tax credits) and $38 million (including $26 million of tax credits), respectively. See Note 20 for additional information related to this investment.

Adjustments to Accruals and Related Deferred Taxes — Adjustments to our accruals and related deferred taxes due to the filing of our income tax returns and changes in state law resulted in a reduction of $24 million and increases of $4 million and $7 million to our provision for income taxes for the years ended December 31, 2014, 2013 and 2012, respectively.

Tax Audit Settlements — We file income tax returns in the United States and Canada as well as various state and local jurisdictions. We are currently under audit by the IRS, Canada Revenue Agency and various state and local taxing authorities. Our audits are in various stages of completion.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2014, 2013 and 2012 we settled various tax audits. The settlement of these tax audits resulted in a reduction to our provision for income taxes of $12 million, $11 million and $10 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are currently in the examination phase of IRS audits for the tax years 2013, 2014 and 2015 and expect these audits to be completed within the next three, 15 and 27 months, respectively. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2009, with the exception of affirmative claims in a limited number of jurisdictions that date back to 2000. We are also under audit in Canada for the tax years 2012 and 2013. In 2011, we acquired Oakleaf Global Holdings (“Oakleaf”), which is subject to potential IRS examination for the year 2011. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition period tax liabilities.

State Net Operating Loss and Credit Carry-Forwards — During 2014, 2013 and 2012, we recognized state net operating loss and credit carry-forwards resulting in a reduction to our provision for income taxes of $16 million, $16 million and $5 million, respectively.

Federal Net Operating Loss Carry-Forwards — During 2012, we recognized additional federal net operating loss (“NOL”) carry-forwards resulting in a reduction to our provision for income taxes of $8 million. As a result of the acquisition of Oakleaf in 2011, we received income tax attributes (primarily federal and state net operating loss carry-forwards) and allocated a portion of the purchase price to these acquired assets. At the time of the acquisition, we fully recognized all of the income tax attributes identified by the seller and concluded the realization of these attributes did not affect our overall provision for income taxes. In 2012, as a result of new information, we recognized the tax benefit related to additional federal net operating loss carry-forwards received in the Oakleaf acquisition.

Tax Implications of Impairments — A portion of the impairment charges recognized are not deductible for tax purposes. Had the charges been fully deductible, our provision for income taxes would have been reduced by $8 million, $235 million and $7 million for the years ended December 31, 2014, 2013, and 2012 respectively. See Notes 6 and 13 for more information related to asset impairments and unusual items.

Unremitted Earnings in Foreign Subsidiaries — At December 31, 2014, remaining unremitted earnings in foreign operations were approximately $750 million, which are considered permanently invested and, therefore, no provision for U.S. income taxes were accrued for these unremitted earnings. Determination of the unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets (Liabilities)

The components of net deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$297	$164
Miscellaneous and other reserves, net	380	356

Subtotal	677	520
Valuation allowance	(300)	(149)
Deferred tax liabilities:
Landfill and environmental remediation liabilities	(22)	(30)
Property and equipment	(598)	(966)
Goodwill and other intangibles	(1,095)	(1,104)

Net deferred tax liabilities	$(1,338)	$(1,729)

The valuation allowance increased by $151 million in 2014 due to changes in our capital loss carry-forwards and in our state NOL and tax credit carry-forwards, as well as the tax impacts of impairments.

At December 31, 2014, we had $28 million of federal NOL carry-forwards and $1.6 billion of state NOL carry-forwards. The federal and state NOL carry-forwards have expiration dates through the year 2034. We also have $519 million of federal capital loss carry-forwards which expire in 2019. In addition, we have $33 million of state tax credit carry-forwards at December 31, 2014.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest for 2014, 2013 and 2012 is as follows (in millions):

	2014	2013	2012
Balance at January 1	$49	$54	$49
Additions based on tax positions related to the current year	9	6	15
Additions based on tax positions of prior years	2	—	—
Additions due to acquisitions	—	—	—
Accrued interest	1	2	2
Reductions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	—	(7)	(1)
Settlements	(11)	(1)	(4)
Lapse of statute of limitations	(8)	(5)	(7)

Balance at December 31	$42	$49	$54

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These liabilities are included as a component of long-term “Other liabilities” in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2014, $28 million of net unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

We recognize interest expense related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2014, 2013 and 2012, we recognized $1 million, $2 million and $2 million, respectively, of such interest expense as a component of our provisions for income taxes. We had $3 million and $7 million of accrued interest expense in our Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively. We do not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012.

We are not able to reasonably estimate when we might make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. As of December 31, 2014 we anticipate that approximately $12 million of liabilities for unrecognized tax benefits, including accrued interest, and $3 million of related tax assets may be reversed within the next 12 months. The anticipated reversals primarily relate to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Bonus Depreciation

The Tax Increase Prevention Act of 2014 was signed into law on December 19, 2014 and included an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2015 were depreciated immediately. The acceleration of deductions on 2014 qualifying capital expenditures resulting from the bonus depreciation provisions had no impact on our effective income tax rate for 2014 although it will reduce our cash taxes. This reduction will be offset by increased cash taxes in subsequent periods when the deductions related to the capital expenditures would have otherwise been taken.

10. Employee Benefit Plans

Defined Contribution Plans — Waste Management sponsors 401(k) retirement savings plans that cover employees, except those working subject to collective bargaining agreements that do not allow for coverage under such plans. United States employees who are not subject to such collective bargaining agreements are generally eligible to participate in one of our plans following a 90-day waiting period after hire and may contribute as much as 25% of their annual compensation, subject to annual contribution limitations established by the IRS. Under our largest retirement savings plan, we match, in cash, 100% of employee contributions on the first 3% of their eligible compensation and 50% of employee contributions on the next 3% of their eligible compensation, resulting in a maximum match of 4.5% of eligible compensation. Both employee and Company contributions vest immediately. Certain United States employees who are subject to collective bargaining agreements may participate in a Company-sponsored 401(k) retirement savings plan under terms specified in their collective bargaining agreement. Certain employees outside the United States, including those in Canada, participate in defined contribution plans maintained by the Company in compliance with laws of the appropriate jurisdiction. Charges to “Operating” and “Selling, general and administrative” expenses for our defined contribution plans were $63 million for each of the years ended December 31, 2014, 2013 and 2012.

Defined Benefit Plans (other than multiemployer defined benefit plans discussed below) — Waste Management Holdings, Inc. sponsors a defined benefit plan for certain employees who are subject to collective

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bargaining agreements that provide for participation in that plan. Further, qualifying Canadian employees participate in defined benefit plans sponsored by certain of our Canadian subsidiaries. As of December 31, 2014, the combined benefit obligation of these pension plans was $121 million, and the plans had $90 million of plan assets, resulting in an unfunded benefit obligation for these plans of $31 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible retirees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retirees as of December 31, 1998. The unfunded benefit obligation for these plans was $33 million at December 31, 2014.

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans are $64 million as of December 31, 2014 and are included as components of “Accrued liabilities” and long-term “Other liabilities” in our Consolidated Balance Sheet.

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

	EIN/Pension Plan Number	Pension Protection Act Reported Status(a)		FIP/RP Status(b),(c)	Company Contributions(d)			Expiration Date of Collective Bargaining Agreement(s)
Pension Fund		2014	2013		2014	2013	2012
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical	Critical	Implemented	$1	$1	$1	Various dates through 6/30/2018

Central States, Southeast and Southwest Areas Pension Plan	EIN: 36-6044243; Plan Number: 001	Critical	Critical	Implemented	1	—	—	(e)

Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	EIN: 36-6513567; Plan Number: 001	Endangered as of 9/30/2013	Endangered as of 9/30/2012	Implemented	6	6	5	9/30/2018

Suburban Teamsters of Northern Illinois Pension Plan	EIN: 36-6155778; Plan Number: 001	Critical	Critical	Implemented	3	2	2	Various dates through 9/30/2017

Teamsters Employers Local 945 Pension Fund	EIN: 22-6196388; Plan Number: 001	Critical	Critical	Implemented	—	—	—	Various dates through 12/31/2015

Teamsters Local 301 Pension Plan	EIN: 36-6492992; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	1	1	1	9/30/2018

Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	24	22	22	Various dates through 12/31/2019

Western Pennsylvania Teamsters	EIN: 25-6029946;	Critical	Critical	Implemented	1	1	1	12/31/2016

and Employers Pension Plan	Plan Number: 001
					$37	$33	$32

Contributions to other multiemployer pension plans					7	7	7

Total contributions to multiemployer pension plans					$44	$40	$39

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Unless otherwise noted in the table, the most recent Pension Protection Act zone status available in 2014 and 2013 is for the plan’s year-end at December 31, 2013 and 2012, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally less than 80% funded.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented.
(c)	A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.
(d)	The Company was listed in the Form 5500 of the multiemployer plans considered to be individually significant as providing more than 5% of the total contributions for each of the following plans and plan years:

Year Contributions to Plan Exceeded 5% of Total Contributions (as of Plan’s Year End)
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	9/30/2013 and 9/30/2012
Suburban Teamsters of Northern Illinois Pension Plan	12/31/2013 and 12/31/2012
Teamsters Local 301 Pension Plan	12/31/2013 and 12/31/2012

At the date the financial statements were issued, Forms 5500 were not available for the plan years ended in 2014.

(e)	The Company believes there are no collective bargaining agreements remaining that require continuing contributions to this plan; however, this point is the subject of pending litigation with the trustees for the Central States, Southeast and Southwest Areas Pension Plan.

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

In connection with our ongoing renegotiations of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. Further, business events, such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations, which result in the decline of Company contributions to a multiemployer pension plan could trigger a partial or complete withdrawal. In the event of a withdrawal, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. In 2014, 2013 and 2012, we recognized aggregate charges of $4 million, $5 million and $10 million, respectively, to “Operating” expenses for the withdrawal of certain bargaining units from multiemployer pension plans. Refer to Note 11 for additional information related to our obligations to multiemployer plans for which we have withdrawn or partially withdrawn.

Multiemployer Plan Benefits Other Than Pensions — During the years ended December 31, 2014, 2013 and 2012 the Company made contributions of $34 million, $34 million and $36 million, respectively, to multiemployer health and welfare plans that also provide other postretirement employee benefits. Funding of benefit payments for plan participants are made at rates as negotiated in the respective collective bargaining agreements as costs are incurred.

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

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from our assumptions used. As of December 31, 2014, our commercial General Liability Insurance Policy carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2014, our auto liability insurance program included a per-incident base deductible of $5 million, subject to additional deductibles of $4.8 million in the $5 million to $10 million layer. Self-insurance claims reserves acquired as part of our acquisition of WM Holdings in July 1998 were discounted at 2.0% at December 31, 2014, 3.0% at December 31, 2013 and 1.75% at December 31, 2012. The changes to our net insurance liabilities for the three years ended December 31, 2014 are summarized below (in millions):

	Gross Claims Liability	Receivables Associated with Insured Claims(a)	Net Claims Liability
Balance, December 31, 2011	$511	$(161)	$350
Self-insurance expense (benefit)	222	(59)	163
Cash (paid) received	(164)	18	(146)

Balance, December 31, 2012	569	(202)	367
Self-insurance expense (benefit)	177	(5)	172
Cash (paid) received	(156)	10	(146)

Balance, December 31, 2013	590	(197)	393
Self-insurance expense (benefit)	168	(9)	159
Cash (paid) received	(161)	23	(138)

Balance, December 31, 2014(b)	$597	$(183)	$414

Current portion at December 31, 2014	$129	$(17)	$112
Long-term portion at December 31, 2014	$468	$(166)	$302

(a)	Amounts reported as receivables associated with insured claims are related to both paid and unpaid claims liabilities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	We currently expect substantially all of our net claims liability to be settled in cash over the next five years.

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

Operating Leases — Rental expense for leased properties was $159 million during 2014, $170 million during 2013 and $180 million during 2012. Minimum contractual payments due for our operating lease obligations are $103 million in 2015, $83 million in 2016, $70 million in 2017, $57 million in 2018, $47 million in 2019 and $308 million thereafter. Our minimum contractual payments for lease agreements during future periods is less than current year rent expense due to short-term leases and the sale of our Wheelabrator business.

Other Commitments

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

Additionally, following the sale of our Wheelabrator business, we entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments, with certain market price resets, for up to seven years.

•	Waste Paper — We are party to waste paper purchase agreements expiring at various dates through 2018 that require us to purchase a minimum number of tons of waste paper. The cost per ton we pay is based on market prices.

•	Royalties — We have various arrangements that require us to make royalty payments to third parties including prior land owners, lessors or host communities where our operations are located. Our obligations generally are based on per ton rates for waste actually received at our transfer stations, landfills or waste-to-energy facilities. Royalty agreements that are non-cancelable and require fixed or minimum payments are included in our “Capital leases and other” debt obligations in our Consolidated Balance Sheet as disclosed in Note 7.

Our unconditional purchase obligations are generally established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. We may also establish unconditional purchase obligations in conjunction with acquisitions or divestitures. Our actual future minimum obligations under these outstanding purchase agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2014. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services. As of December 31, 2014, our estimated minimum obligations for the above-described purchase obligations, which are not recognized in our Consolidated Balance Sheet, were $189 million in 2015, $172 million in 2016, $156 million in 2017, $116 million in 2018, $91 million in 2019 and $430 million thereafter. We currently expect the products and services

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of December 31, 2014, WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness, including its senior notes, $2.25 billion revolving credit agreement and certain letter of credit facilities, which mature through 2039. WM has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 23 for further information.

•	WM and WM Holdings have guaranteed subsidiary debt obligations, including the Canadian credit facility, tax-exempt bonds, capital leases and other indebtedness. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WM or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 7 for information related to the balances and maturities of our tax-exempt bonds.

•	Before the divestiture of our Wheelabrator business, WM had guaranteed certain performance and financial guarantees of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. Wheelabrator is working with the various third-party beneficiaries to release WM from these guarantees, but until they are successful, WM has agreed to retain the guarantees and, in exchange, receive a credit support fee. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements, and as of December 31, 2014, WM’s maximum future payments associated with those guarantees is $176 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. We have recorded the fair value of the financial and performance guarantees, some of which could extend through 2041 if not sooner terminated, in our December 31, 2014 Consolidated Balance Sheet. The estimated fair value of WM’s potential obligation associated with guarantees of Wheelabrator obligations is $18 million (net of credit support fee). We currently do not expect the financial impact of such performance and financial guarantees to materially exceed the recorded fair value.

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Consolidated Balance Sheets. As of December 31, 2014, our maximum future payments associated with these guarantees are approximately $8 million. Any requirement to act under these guarantees would not materially impact our financial position, results of operations or cash flows.

•	Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2014, we have agreements guaranteeing certain market value losses for approximately 800 homeowners’ properties adjacent to or near 20 of our landfills. We do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets are achieved post-closing. We have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. Contingent obligations related to indemnifications arising from our divestitures and contingent consideration provided for by our acquisitions are not expected to be material to our financial position, results of operations or cash flows.

•	WM and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

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

As of December 31, 2014, we had been notified by the government that we are a PRP in connection with 75 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to characterize or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 22, 2011, the Harris County Attorney in Houston, Texas filed suit against McGinnes Industrial Maintenance Corporation (“MIMC”), WM and Waste Management of Texas, Inc., et al., seeking civil penalties and attorneys’ fees for alleged violations of the Texas Water Code and the Texas Health and Safety Code. The County’s Original Petition filed with the District Court of Harris County, Texas (the “District Court”) alleges the mismanagement of certain waste pits that were operated from 1965 to 1966 by MIMC. In 1998, a predecessor of WM acquired the stock of the parent entity of MIMC. On October 9, 2014, the District Court granted a motion for summary judgment that resulted in the dismissal of WM from the case. On November 12, 2014, the parties agreed to resolve this case with a $29.2 million settlement payment by MIMC and dismissal of the claims against Waste Management of Texas, Inc. The entire settlement amount was funded into escrow in November 2014, pending finalization of the settlement. We remain focused on the remediation of the site and maintain our active participation in the EPA process established to evaluate and determine the appropriate remedy.

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

Litigation — In October 2011 and January 2012, we were named as a defendant in a purported class action in the Circuit Court of Sarasota County, Florida and the Circuit Court of Lawrence County, Alabama, respectively. These cases primarily pertain to our fuel and environmental charges included on our invoices, generally alleging that such charges were not properly disclosed, were unfair and were contrary to the customer service contracts. We have reached a settlement in principal of both the pending Florida and Alabama cases, and we are currently working on documentation for the settlements. We anticipate seeking preliminary court approval of the Florida case settlement during the first quarter of 2015, with the Alabama case settlement to follow. The anticipated settlements will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are currently in the examination phase of IRS audits for the tax years 2013, 2014 and 2015 and expect these audits to be completed within the next three, 15 and 27 months, respectively. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2009, with the exception of affirmative claims in a limited number of jurisdictions that date back to 2000. We are also under audit in Canada for the tax years 2012 and 2013. In 2011, we acquired Oakleaf, which is subject to potential IRS examination for the year 2011. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition period tax liabilities. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

12. Restructuring

The following table summarizes pre-tax restructuring charges, including employee severance and benefit costs and other charges, for the years ended December 31 for the respective periods (in millions):

	2014	2013	2012
Solid Waste	$10	$7	$19
Wheelabrator	1	1	3
Corporate and Other	71	10	45

	$82	$18	$67

2014 Restructuring — In August 2014, we announced a consolidation and realignment of several Corporate functions to better support achievement of the Company’s strategic goals, including cost reduction. Voluntary separation arrangements were offered to all salaried employees within these organizations. Approximately 650 employees have separated from our Corporate and recycling organizations in connection with this restructuring, but we do not anticipate that all of these positions will be permanently eliminated.

During the year ended December 31, 2014 we recognized a total of $82 million of pre-tax restructuring charges, of which $70 million was related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized. We do not expect to incur any material charges associated with our 2014 restructuring in future periods.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2013, we recognized a total of $18 million of pre-tax restructuring charges, of which $7 million was related to employee severance and benefit costs, including costs associated with our acquisitions of Greenstar, LLC (“Greenstar”) and RCI and our 2012 restructurings discussed below. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

2012 Restructuring — In July 2012, we announced a reorganization of operations, designed to streamline management and staff support and reduce our cost structure, while not disrupting our front-line operations. Principal organizational changes included removing the management layer of our four geographic Groups, each of which previously constituted a reportable segment, and consolidating and reducing the number of our geographic Areas through which we evaluate and oversee our Solid Waste subsidiaries from 22 to 17. This reorganization eliminated approximately 700 employee positions throughout the Company, including positions at both the management and support level. Voluntary separation arrangements were offered to many employees.

During the year ended December 31, 2012, we recognized a total of $67 million of pre-tax restructuring charges, of which $56 million were related to employee severance and benefit costs associated with these reorganizations. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

Through December 31, 2014, we had recognized charges of $133 million related to employee severance and benefits associated with our restructuring efforts beginning in 2012 and we have paid approximately $94 million of these costs. At December 31, 2014, we had approximately $33 million of accrued employee severance related to our restructuring efforts, which will be substantially paid through the end of 2015.

13. Asset Impairments and Unusual Items

Goodwill impairments

During the year ended December 31, 2014, we recognized $10 million of goodwill impairment charges associated with our recycling operations. During the year ended December 31, 2013, we recognized $509 million of goodwill impairment charges, primarily related to (i) $483 million associated with our Wheelabrator business; (ii) $10 million associated with our Puerto Rico operations and (iii) $9 million associated with a majority-owned waste diversion technology company. During the year ended December 31, 2012, we recognized goodwill impairment charges of $4 million related to certain of our non-Solid Waste operations. See Notes 3 and 6 for additional information related to these impairment charges as well as the accounting policy and analysis involved in identifying and calculating impairments.

(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments and unusual items” for the years ended December 31 for the respective periods (in millions):

	2014	2013	2012
(Income) expense from divestitures	$(515)	$(8)	$—
Asset impairments (other than goodwill)	345	472	79

	$(170)	$464	$79

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2014, we recognized net income of $170 million, primarily related to the following:

•	(Income) expense from divestitures — We recognized net gains of $515 million, primarily as a result of a $519 million gain on the sale of our Wheelabrator business and an $18 million gain on the sale of certain landfill and collection operations in our Eastern Canada Area. Partially offsetting these gains was a $25 million loss on the divestiture of our Puerto Rico operations and certain other collection and landfill assets. Refer to Note 19 for additional information related to our divestitures.

•	Oil and gas properties impairments — We recognized $272 million of charges to impair certain of our oil and gas producing properties, primarily as a result of the pronounced decrease in oil and gas prices in the fourth quarter of 2014. We wrote down the carrying value of these properties to their estimated fair value using an income approach.

•	Other impairments — We recognized additional impairment charges of $73 million to write down assets in our waste diversion technology, renewable energy, recycling and medical waste operations.

During the year ended December 31, 2013, we recognized net charges of $464 million, primarily related to the following:

•	Landfill impairments — We recognized $262 million of charges to impair certain of our landfills, primarily as a result of our consideration of management’s decision in the fourth quarter of 2013 not to actively pursue expansion and/or development of such landfills. These charges were primarily associated with two landfills in our Eastern Canada Area, which are no longer accepting waste. We had previously concluded that receipt of permits for these landfills was probable. However, in connection with our asset rationalization and capital allocation analysis, which was influenced, in part, by our acquisition of RCI, we determined that the future costs to construct these landfills could be avoided as we are able to allocate disposal that would have gone to these landfills to other facilities and not materially impact operations. As a result of management’s decision, we determined that the landfill assets were no longer able to be recovered by the undiscounted cash flows attributable to these assets. As such, we wrote them down to their estimated fair values using a market approach considering the highest and best use of the assets.

•	Waste-to-energy impairments — We recognized $144 million of impairment charges relating to three waste-to-energy facilities, primarily as a result of closure or anticipated closure due to continued difficulty securing sufficient volumes to operate the plants at capacity and the prospect of additional capacity entering the market where the largest facility is located. We wrote down the carrying value of our facilities to their estimated fair value using a market approach.

•	Other impairments — The remainder of our 2013 charges were attributable to (i) $31 million of charges to impair various recycling assets; (ii) $20 million of charges to write down assets related to a majority-owned waste diversion technology company; and (iii) a $15 million charge to write down the carrying value of an oil and gas property to its estimated fair value.

•	Divestitures — Partially offsetting these charges were $8 million of net gains on divestitures.

During the year ended December 31, 2012, we recognized impairment charges of $79 million, attributable to (i) $45 million of charges related to three facilities in our medical waste services business as a result of projected operating losses at each of these facilities; (ii) $20 million of charges related to investments in waste diversion technology companies and (iii) other charges to write down the carrying value of assets to their estimated fair values, all of which are individually immaterial.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Notes 3 and 21 for additional information related to the accounting policy and analysis involved in identifying and calculating impairments; and information related to the impact of impairments on the results of operations of our reportable segments, respectively.

Equity in net losses of unconsolidated entities

During the year ended December 31, 2014, we recognized charges of $11 million primarily to write down equity method investments in waste diversion technology companies to their fair value. During the year ended December 31, 2012, we recognized a charge of $10 million related to a payment we made under a guarantee on behalf of an unconsolidated entity that went into liquidation. This investment was accounted for under the equity method.

Other income (expense)

During the year ended December 31, 2014, we recognized impairment charges of $22 million relating to other-than-temporary declines in the value of investments in waste diversion technology companies accounted for under the cost method. We wrote down the carrying value of our investments to their fair value.

In the first quarter of 2014, we sold our investment in SEG, which was part of our Wheelabrator business. We received cash proceeds from the sale of $155 million, which have been included in “Proceeds from divestitures of businesses and other assets (net of cash divested)” within “Net cash used in investing activities” in the Consolidated Statement of Cash Flows. The losses recognized related to the sale were not material.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Accumulated Other Comprehensive Income

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2011	$(62)	$2	$243	$(11)	$172
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(14), $2, $0 and $(2), respectively	(22)	2	33	(2)	11
Amounts reclassified from accumulated other comprehensive income, net of tax (expense) benefit of $5, $0, $0 and $0, respectively	10	—	—	—	10

Net current period other comprehensive income (loss)	(12)	2	33	(2)	21

Balance, December 31, 2012	$(74)	$4	$276	$(13)	$193
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $9, $1, $0 and $10, respectively	14	2	(68)	15	(37)
Amounts reclassified from accumulated other comprehensive income, net of tax (expense) benefit of $(1), $0, $0 and $0, respectively	(2)	—	—	—	(2)

Net current period other comprehensive income (loss)	12	2	(68)	15	(39)

Balance, December 31, 2013	$(62)	$6	$208	$2	$154
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $4, $2, $0 and $(8), respectively	6	4	(107)	(11)	(108)
Amounts reclassified from accumulated other comprehensive income, net of tax (expense) benefit of $(3), $0, $0 and $0, respectively	(5)	—	(17)	(1)	(23)

Net current period other comprehensive income (loss)	1	4	(124)	(12)	(131)

Balance, December 31, 2014	$(61)	$10	$84	$(10)	$23

The amounts of other comprehensive income (loss) before reclassifications associated with our cash flow derivative instruments are as follows (in millions):

	Amount of Derivative Gain (Loss) Recognized in OCI (Effective Portion)
	Years Ended December 31,
Derivatives Designated as Cash Flow Hedges	2014	2013	2012
Forward-starting interest rate swaps	$(8)	$14	$(27)
Foreign currency derivatives	23	17	(9)
Electricity commodity derivatives	(5)	(8)	—

Total before tax	10	23	(36)
Tax (expense) benefit	(4)	(9)	14

Net of tax	$6	$14	$(22)

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	Amount Reclassified from Accumulated Other Comprehensive Income
	Years Ended December 31,			Statement of Operations Classification
Details about Accumulated Other Comprehensive Income Components	2014	2013	2012
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(10)	$(7)	$(3)	Interest expense
Treasury rate locks	(1)	(2)	(7)	Interest expense
Foreign currency derivatives	27	21	(15)	Other, net
Electricity commodity derivatives	(8)	(9)	10	Operating revenues

	8	3	(15)	Total before tax
	(3)	(1)	5	Tax (expense) benefit

Total reclassifications for the period	$5	$2	$(10)	Net of tax

15. Capital Stock, Dividends and Share Repurchases

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2014, we had 458.5 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Dividends

Our quarterly dividends have been declared and paid in accordance with our financial plans approved by our Board of Directors. Cash dividends declared and paid were $693 million in 2014, or $1.50 per common share, $683 million in 2013, or $1.46 per common share and $658 million in 2012, or $1.42 per common share.

In February 2015, we announced that our Board of Directors expects to increase the quarterly dividend from $0.375 to $0.385 per share for dividends declared in 2015. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchases

Our share repurchases have been made in accordance with financial plans approved by our Board of Directors. The following is a summary of our share repurchases for the periods presented. We did not repurchase any shares of common stock in 2012.

	Years Ended December 31,
	2014(a)	2013
Shares repurchased (in thousands)	9,569	5,368
Weighted average per share purchase price	$43.89	$43.48 - $45.95
Total repurchases (in millions)	$600	$239

(a)	In February 2014, the Board of Directors authorized up to $600 million in share repurchases. During the third quarter of 2014, we entered into accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $600 million of our common stock. At the beginning of the ASR repurchase periods, we delivered the $600 million in cash and received 9.6 million shares, which represented 70% of the shares expected to be repurchased based on then-current market prices. These agreements were completed in February 2015 and we received approximately 2.8 million additional shares. The final weighted average per share purchase price for the completed ASR agreements was $48.58.

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

We announced in February 2015 that the Board of Directors has authorized up to $1 billion in future share repurchases. Any future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board in making dividend declarations.

16. Stock-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, employees are able to purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2014, 2013 and 2012 was approximately 774,000, 928,000 and 1 million, respectively. Including the impact of the January 2015 issuance of shares associated with the July to December 2014 offering period, approximately 1.0 million shares remain available for issuance under the plan.

Accounting for our ESPP increased annual compensation expense by approximately by $6 million, or $4 million net of tax, for both 2014 and 2013 and by $7 million, or $4 million net of tax, for 2012.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Incentive Plans

In May 2014, our stockholders approved our 2014 Stock Incentive Plan (the “2014 Plan”) to replace our 2009 Stock Incentive Plan (the “2009 Plan”). The 2014 Plan authorized 23.8 million shares of our common stock for issuance pursuant to the 2014 Plan, plus the approximately 1.1 million shares that then remained available for issuance under the 2009 Plan, and any shares subject to outstanding awards under the 2009 Plan that are subsequently cancelled, forfeited, terminate, expire or lapse. As of December 31, 2014, approximately 25.9 million shares were available for future grants under the 2014 Plan. All of our stock-based compensation awards described herein have been made pursuant to either our 2009 Plan or our 2014 Plan, collectively referred to as the “Incentive Plans.” We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the Incentive Plans, we have the ability to issue stock options, stock appreciation rights and stock awards, including restricted stock, restricted stock units, or RSUs, and performance share units, or PSUs. The terms and conditions of equity awards granted under the Incentive Plans are determined by the Management Development and Compensation Committee of our Board of Directors.

The 2014 annual Incentive Plan awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. The annual Incentive Plan awards granted to certain key employees included a combination of PSUs, RSUs and stock options in 2014. The Company has also periodically granted RSUs and stock options to employees working on key initiatives, in connection with new hires and promotions and to field-based managers.

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

	Units	Weighted Average Fair Value
Unvested at January 1, 2014	535	$35.68
Granted	219	$41.41
Vested	(57)	$39.58
Forfeited	(77)	$38.41

Unvested at December 31, 2014	620	$37.44

The total fair market value of RSUs that vested during the years ended December 31, 2014, 2013 and 2012 was $3 million, $1 million and $11 million, respectively. Net of units deferred and units used for payment of associated taxes, we issued approximately 42,000 shares of common stock for RSUs that vested during the year ended December 31, 2014.

RSUs may not be voted or sold by award recipients until time-based vesting restrictions have lapsed. RSUs primarily provide for three-year cliff vesting and include divided equivalents accumulated during the vesting period. Unvested units are subject to forfeiture in the event of voluntary or for-cause termination. RSUs are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and become immediately vested in the event of an employee’s death or disability.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Share Units — Three types of PSUs are currently outstanding: (i) PSUs for which payout is dependent on total shareholder return relative to the S&P 500 (“TSR PSUs”); (ii) PSUs for which payout is dependent on the Company’s performance against pre-established return on invested capital metrics (“ROIC PSUs”) and (iii) PSUs for which payout is dependent on the Company’s performance against pre-established adjusted cash flow metrics (“Cash Flow PSUs”). All types of PSUs are payable in shares of common stock after the end of a three-year performance period, when the Company’s financial performance for the entire performance period is reported, typically in mid- to late-February of the succeeding year. At the end of the performance period, the number of shares awarded can range from 0% to 200% of the targeted amount, depending on the performance against the pre-established targets. A summary of our PSUs is presented in the table below (units in thousands):

	Units	Weighted Average Fair Value
Unvested at January 1, 2014	1,826	$43.41
Granted	695	$45.83
Vested	(317)	$42.42
Forfeited	(171)	$46.20

Unvested at December 31, 2014	2,033	$46.28

The determination of achievement of performance results and corresponding vesting of PSUs for the three-year performance period ended December 31, 2014 was performed by the Management Development and Compensation Committee in February 2015. Accordingly, vesting information for such awards is not included in the table above as of December 31, 2014. The “vested” PSUs are for the three-year performance period ended December 31, 2013, as achievement of performance results and corresponding vesting was determined in February 2014. The Company’s financial results, as measured for purposes of these awards, were lower than the target levels established but in excess of the threshold performance criteria. Accordingly, recipients of these PSU awards were entitled to receive a payout of approximately 60% of the vested PSUs. In early 2014, we issued approximately 106,000 shares of common stock for these vested PSUs, net of units deferred and units used for payment of associated taxes.

The shares of common stock that were earned during the years ended December 31, 2014, 2013 and 2012 on account of PSU awards had a fair market value of $8 million, $14 million and $32 million, respectively. PSUs have no voting rights. PSUs receive dividend equivalents that are paid out in cash based on actual performance at the end of the awards’ performance period. PSUs are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period, are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and are subject to forfeiture in the event of voluntary or for-cause termination.

Compensation expense associated with our ROIC PSUs and Cash Flow PSUs that continue to vest based on future performance is measured based on the fair value of our common stock at the end of each reporting period until the performance period ends. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of both the probability that the performance criteria will be achieved and expected forfeitures.

The grant-date fair value of our TSR PSUs is based on a Monte Carlo valuation and compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense is recognized for all TSR PSUs whether or not the market conditions are achieved less expected forfeitures.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Units — Recipients can elect to defer some or all of the vested RSU or PSU awards until a specified date or dates they choose. Deferred amounts are not invested, nor do they earn interest, but deferred amounts do earn dividend equivalents during deferral. Deferred amounts are paid out in shares of common stock at the end of the deferral period. At December 31, 2014, we had approximately 295,000 vested deferred units outstanding.

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

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	9,674	$35.98
Granted	2,099	$41.23
Exercised	(2,798)	$35.85
Forfeited or expired	(597)	$37.60

Outstanding at December 31, 2014(a)	8,378	$37.22

Exercisable at December 31, 2014(b)	4,451	$36.05

(a)	Stock options outstanding as of December 31, 2014 have a weighted average remaining contractual term of 7.2 years and an aggregate intrinsic value of $118 million based on the market value of our common stock on December 31, 2014.
(b)	Stock options exercisable as of December 31, 2014 have a weighted average remaining contractual term of 6.2 years and an aggregate intrinsic value of $68 million based on the market value of our common stock on December 31, 2014. Stock options exercisable at December 31, 2014 have an exercise price ranging from $32.18 to $40.62.

We received cash proceeds of $93 million, $132 million and $43 million during the years ended December 31, 2014, 2013 and 2012, respectively, from employee stock option exercises. We also realized tax benefits from these stock option exercises during the years ended December 31, 2014, 2013 and 2012 of $5 million, $10 million and $5 million, respectively. These amounts have been presented as cash inflows in the “Cash flows from financing activities” section of our Consolidated Statements of Cash Flows. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $27 million, $41 million and $15 million, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for our employee stock options under the fair value method of accounting using a Black-Scholes methodology to measure stock option expense at the date of grant. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $4.55, $4.26 and $4.66, respectively. The fair value of the stock options at the date of grant is amortized to expense over the vesting period less expected forfeitures, except for stock options granted to retirement-eligible employees, for which expense is accelerated over the period that the recipient becomes retirement-eligible. The following table presents the weighted average assumptions used to value employee stock options granted during the years ended December 31 under the Black-Scholes valuation model:

	2014	2013	2012
Expected option life	4.8 years	5.4 years	5.5 years
Expected volatility	18.4%	21.8%	24.2%
Expected dividend yield	3.6%	4.0%	4.1%
Risk-free interest rate	1.6%	1.0%	1.1%

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

For the years ended December 31, 2014, 2013 and 2012 we recognized $59 million, $54 million and $22 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of “Selling, general and administrative” expenses in our Consolidated Statement of Operations. Our “Provision for income taxes” for the years ended December 31, 2014, 2013 and 2012 includes related deferred income tax benefits of $23 million, $21 million and $9 million, respectively. We have not capitalized any equity-based compensation costs during the years ended December 31, 2014, 2013 and 2012.

Compensation expense recognized in 2014 increased when compared to 2013, in part due to the increase in expected payout of our PSUs. Compensation expense recognized in 2013 increased when compared to 2012, in part due to the payout of PSUs granted in 2010, which was approved in 2013. Expense associated with these awards had been reversed in 2012 when it no longer appeared probable that threshold performance would be achieved. As of December 31, 2014 we estimate that a total of approximately $46 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.4 years for unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plan

Our non-employee directors currently receive annual grants of shares of our common stock, generally payable in two equal installments, under the Incentive Plans described above.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Years Ended December 31,
	2014	2013	2012
Number of common shares outstanding at year-end	458.5	464.3	464.2
Effect of using weighted average common shares outstanding	4.1	3.4	(0.6)

Weighted average basic common shares outstanding	462.6	467.7	463.6
Dilutive effect of equity-based compensation awards and other contingently issuable shares	3.0	2.1	0.8

Weighted average diluted common shares outstanding	465.6	469.8	464.4

Potentially issuable shares	11.3	12.3	15.3
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.4	0.1	8.9

18. Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When measuring assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

		Fair Value Measurements at December 31, 2014 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,335	$1,335	$—	$—
Fixed-income securities	38	—	38	—
Redeemable preferred stock	44	—	—	44
Foreign currency derivatives	28	—	28	—

Total assets	$1,445	$1,335	$66	$44

		Fair Value Measurements at December 31, 2013 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$99	$99	$—	$—
Fixed-income securities	36	—	36	—
Redeemable preferred stock	25	—	—	25
Foreign currency derivatives	2	—	2	—

Total assets	$162	$99	$38	$25

Liabilities:
Interest rate derivatives	$28	$—	$28	$—
Electricity commodity derivatives(a)	3	—	3	—

Total liabilities	$31	$—	$31	$—

(a)	Our electricity commodity derivatives were associated with our Wheelabrator business and were divested in conjunction with the sale of that business in December 2014.

Money Market Funds

We invest portions of our “Cash and cash equivalents” and restricted trust and escrow account balances in money market funds. We measure the fair value of these investments using quoted prices in active markets for identical assets. The fair value of our money market funds approximates our cost basis in the investments. The increase in the fair value at December 31, 2014 compared to December 31, 2013 is primarily attributable to cash proceeds received from the sale of our Wheelabrator business.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed-Income Securities

We invest a portion of our restricted trust and escrow balances in fixed-income securities, including U.S. Treasury securities, U.S. agency securities, municipal securities and mortgage- and asset-backed securities. We measure the fair value of these securities using quoted prices for identical or similar assets in inactive markets. The fair value of our fixed-income securities approximates our cost basis in these investments.

Redeemable Preferred Stock

In 2011, we made a noncontrolling investment in redeemable preferred stock of an unconsolidated entity. The fair value of this investment increased by $4 million during 2014 due to an increase in the price per share established in a recent stock issuance. In addition, we received $15 million of redeemable preferred stock in conjunction with the sale of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014, as discussed in Note 19.

Such preferred stock is included in “Investments in unconsolidated entities” in our Consolidated Balance Sheet. The fair values of these investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value currently available. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public comparables.

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

Interest Rate Derivatives

As of December 31, 2013, we were party to forward-starting interest rate swaps that were designated as cash flow hedges of anticipated interest payments for future fixed-rate debt issuances. Our forward-starting interest rate swaps were LIBOR-based instruments. Accordingly, these derivatives were valued using a third-party pricing model that incorporated information about LIBOR yield curves, which is considered observable market data, for each instrument’s respective term. The third-party pricing model used to value our interest rate derivatives also incorporated Company and counterparty credit valuation adjustments, as appropriate. Counterparties to our interest rate contracts are financial institutions who participate in our $2.25 billion revolving credit facility. During the first quarter of 2014, our forward-starting interest rate swaps matured.

Refer to Notes 8 and 14 for additional information regarding our derivative instruments discussed above.

Fair Value of Debt

At December 31, 2014 the carrying value of our debt was approximately $9.4 billion compared with approximately $10.2 billion at December 31, 2013. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 8.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of our debt was approximately $10.6 billion at December 31, 2014 and approximately $11.0 billion at December 31, 2013. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments. The decrease in the fair value of our debt when comparing December 31, 2014 with December 31, 2013 is primarily related to $751 million of net repayments during 2014, partially offset by increases in the fair value attributable to an increase in market prices for fixed-rate corporate debt securities as a result of recent decreases in long-term interest rates.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2014 and 2013. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

19. Acquisitions and Divestitures

Pending Acquisition

On September 17, 2014, the Company signed a definitive agreement to acquire the outstanding stock of Deffenbaugh Disposal, Inc., one of the largest privately owned collection and disposal firms in the Midwest. Closing of the acquisition is expected to occur in early 2015, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

Current Year Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our Solid Waste business and enhance and expand our existing service offerings. During the year ended December 31, 2014, we acquired 15 businesses related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $32 million, which included $26 million in cash paid in 2014 and a liability for contingent consideration with a preliminary estimated fair value of $6 million. The contingent consideration is primarily based on achievement by the acquired businesses of certain negotiated goals, which generally include targeted revenues. Our estimated maximum obligations for the contingent cash payments were $6 million at the dates of acquisition. As of December 31, 2014, we had paid $4 million of this contingent consideration. In 2014, we also paid $5 million of contingent consideration associated with acquisitions completed prior to 2014.

The allocation of purchase price for 2014 acquisitions was primarily to “Property and equipment,” which had an estimated fair value of $6 million; “Other intangible assets,” which had an estimated fair value of $9 million; and “Goodwill” of $17 million. Other intangible assets included $7 million of customer and supplier relationships and $2 million of covenants not-to-compete. Goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible.

Prior Year Acquisitions

During the year ended December 31, 2013, we acquired Greenstar and substantially all of the assets of RCI, which are discussed further below. Additionally, we acquired 14 other businesses primarily related to our Solid

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Waste business and energy services operations. Total consideration, inclusive of $7 million for estimated working capital, for all acquisitions was $772 million, which included $714 million in cash paid in 2013, debt of $22 million and a liability for contingent consideration with an estimated fair value of $29 million. The contingent consideration is primarily based on changes in certain recycling commodity indexes and, to a lesser extent, contingent upon achievement by the acquired businesses of certain negotiated goals, which generally include targeted revenues. Our estimated maximum obligations for the contingent cash payments were $33 million at the dates of acquisition. As of December 31, 2013, we had paid $4 million of this contingent consideration. In 2013, we also paid $6 million of contingent consideration associated with acquisitions completed prior to 2013.

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

Acquisition of Greenstar, LLC

On January 31, 2013, we paid $170 million inclusive of certain adjustments, to acquire Greenstar. Pursuant to the sale and purchase agreement, up to an additional $40 million is payable to the sellers during the period from 2014 to 2018, of which $20 million is guaranteed. The remaining $20 million of this consideration is contingent based on changes in certain recyclable commodity indexes and had an estimated fair value at closing of $16 million. Greenstar was an operator of recycling and resource recovery facilities. This acquisition provides the Company’s customers with greater access to recycling solutions, having supplemented our extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers.

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

Acquisition of RCI Environnement, Inc.

On July 5, 2013, we paid C$509 million, or $481 million, to acquire substantially all of the assets of RCI, the largest waste management company in Quebec, and certain related entities. Total consideration, inclusive of amounts for estimated working capital, was C$515 million, or $487 million. RCI provides collection, transfer, recycling and disposal operations throughout the Greater Montreal area. The acquired RCI operations complement and expand the Company’s existing assets and operations in Quebec.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the final allocations of the purchase price for the Greenstar and RCI acquisitions (in millions):

	Greenstar	RCI
Accounts and other receivables	$30	$32
Parts and supplies	4	—
Other current assets	2	—
Property and equipment	58	117
Goodwill	122	191
Other intangible assets	32	169
Accounts payable	(17)	—
Accrued liabilities	(12)	—
Deferred revenues	—	(4)
Landfill and environmental remediation liabilities	(2)	(1)
Current portion of long-term debt	(4)	—
Long-term debt, less current portion	(2)	(3)
Deferred income taxes, net	—	(14)
Other liabilities	(5)	—

Total purchase price	$206	$487

The following table presents the final allocations of the purchase price to intangible assets (amounts in millions, except for amortization periods):

	Greenstar		RCI
	Amount	Weighted Average Amortization Periods (in Years)	Amount	Weighted Average Amortization Periods (in Years)
Supplier relationships	$31	10.0	$—	—
Lease agreements	1	8.4	—	—
Customer relationships	—	—	162	15.0
Trade name	—	—	7	5.0

Total intangible assets subject to amortization	$32	10.0	$169	14.6

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Current Year Divestitures

The aggregate sales price for divestitures of operations was $2.09 billion in 2014, primarily related to (i) the sale of our Wheelabrator business in December 2014; (ii) the sale of certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014 and (iii) the sale of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014, as discussed further below. We recognized net gains on these divestitures of $515 million in 2014. These divestitures were made as part of our initiative to improve or divest certain non-strategic or underperforming operations. The remaining amounts reported in the Consolidated Statement of Cash Flows generally relate to the sale of fixed assets.

Divestiture of Wheelabrator Business

On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale which is included within “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” in the Consolidated Statement of Operations. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments, with certain market price resets, for up to seven years.

Our Wheelabrator business met the criteria to be classified as held-for-sale and was classified as “Businesses held-for-sale” within our Condensed Consolidated Balance Sheet at September 30, 2014.

Wheelabrator provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Wheelabrator owns or operates 16 waste-to-energy facilities and four independent power production plants. Prior to the sale, our Wheelabrator business constituted a reportable segment, as discussed in Note 21. We concluded that the sale of our Wheelabrator business did not qualify for discontinued operations accounting under current authoritative guidance based on our significant continuing obligations under the long-term waste supply agreements referred to above and in Note 11.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the carrying amounts of our Wheelabrator business as of December 19, 2014 (in millions):

Accounts and other receivables	$90
Parts and supplies	65
Deferred income taxes	1
Other assets	12

Total current assets	168
Property and equipment	1,155
Goodwill	305
Other intangible assets	3
Other assets	215

Total assets	$1,846

Accounts payable	$23
Accrued liabilities	20
Deferred revenues	1
Current portion of long-term debt	1

Total current liabilities	45
Long-term debt, less current portion	14
Deferred income taxes	344
Landfill and environmental remediation liabilities	18
Other liabilities	19

Total liabilities	$440

Noncontrolling interests	$31

Other Divestitures

In the second quarter of 2014, we sold our Puerto Rico operations and certain other collection and landfill assets which were included in Tier 3 and Tier 1, respectively, of our Solid Waste business. We received proceeds from the sale of $80 million, consisting of $65 million of cash and $15 million of preferred stock and recognized a loss on the sale of $25 million.

In the third quarter of 2014, we sold certain landfill and collection operations in our Eastern Canada Area, which were included in Tier 3. We received cash proceeds from the sale of $39 million and recognized a gain of $18 million.

The gain or loss on these divestitures is included within “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” in the Consolidated Statement of Operations. The remaining proceeds from divestitures in 2014 were comprised substantially of cash.

Prior Year Divestitures

The aggregate sales price for divestitures of operations was $70 million in 2013 and $7 million in 2012 and proceeds from these divestitures were comprised substantially of cash. We recognized net gains on these divestitures of $8 million and less than $1 million in 2013, and 2012, respectively. These divestitures were made

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as part of our initiative to improve or divest certain non-strategic or underperforming operations. The remaining amounts reported in the Consolidated Statement of Cash Flows generally relate to the sale of fixed assets.

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

Consolidated Variable Interest Entities

Waste-to-Energy LLCs — In June 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we leased, operated and maintained. Prior to the acquisitions of the noncontrolling interests, we owned a 0.5% interest in one of the LLCs (“LLC I”) and a 0.25% interest in the second LLC (“LLC II”). John Hancock Life Insurance Company (“Hancock”) owned 99.5% of LLC I and 99.75% of LLC II was owned by LLC I and the CIT Group (“CIT”).

In December 2014, we purchased the noncontrolling interests in the LLCs from Hancock and CIT in anticipation of our sale of our Wheelabrator business. The LLCs were then subsequently sold as part of the divestment. See Note 19 for further discussion of the sale of our Wheelabrator business.

Prior to the acquisitions of the noncontrolling interests, we had determined that we were the primary beneficiary of the LLCs and consolidated these entities in our Consolidated Financial Statements because (i) all of the equity owners of the LLCs were considered related parties for purposes of applying this accounting guidance; (ii) the equity owners shared power over the significant activities of the LLCs and (iii) we were the entity within the related party group whose activities were most closely associated with the LLCs.

As of December 31, 2013, our Consolidated Balance Sheets included $284 million of net property and equipment associated with the LLCs’ waste-to-energy facilities and $239 million in noncontrolling interests associated with Hancock’s and CIT’s interests in the LLCs. During the years ended December 31, 2014, 2013 and 2012, we recognized reductions in earnings of $39 million, $43 million and $45 million, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings, which are included in our consolidated net income. The LLCs’ earnings related to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income is eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Investment in U.K. Waste-to-Energy and Recycling Entity — In the first quarter of 2012, we formed a U.K. joint venture (the “JV”), together with a commercial waste management company (“Partner”), to develop, construct, operate and maintain a waste-to-energy and recycling facility in England. We owned a 50% interest in the JV. We determined that we were not the primary beneficiary of the JV, as all major decisions of the JV require either majority vote or unanimous consent of the directors (who were appointed in equal numbers by us and our Partner) or unanimous consent of the two shareholders of the JV. As such, our Partner shared equally in the power to direct the activities of the JV that most significantly impacted its economic performance. Accordingly, we accounted for this investment under the equity method of accounting and did not consolidate this entity.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following delays in obtaining planning approval, the Norfolk County Council (the “Council”), which had awarded the project to the JV, held a special meeting on April 7, 2014 and voted to terminate the project agreement with the JV. The JV then exercised its right to accelerate the effective date of the project agreement’s termination to May 16, 2014. The Council subsequently reimbursed project development costs and losses incurred on certain foreign currency and interest rate derivatives as determined under the project agreement. Our portion of the loss recognized by the JV for unreimbursed costs was not material and was reflected in our “Equity in net losses of unconsolidated entities.”

Investment in Refined Coal Facility — In 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. At December 31, 2014 and 2013, our investment balance was $32 million and $27 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Required capital contributions commenced in the first quarter of 2013 and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 9.

Investment in Low-Income Housing Properties — In 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At December 31, 2014 and 2013, our investment balance was $104 million and $129 million, respectively, and our debt balance was $104 million and $128 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 9.

Trusts for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations — We have significant financial interests in trust funds that were created to settle certain of our final capping, closure, post-closure or environmental remediation obligations. Generally, we are the sole beneficiary of these restricted balances; however, certain of the funds have been established for the benefit of both the Company and the host community in which we operate. We have determined that these trust funds are variable interest entities; however, we are not the primary beneficiary of certain of these entities because either (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared.

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Consolidated Balance Sheet. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.” These trusts had a fair value of $129 million at December 31, 2014 and $125 million at December 31, 2013. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Consolidated Balance Sheet, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $113 million and $110 million as of December 31, 2014 and December 31, 2013, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

21. Segment and Related Information

We evaluate, oversee and manage the financial performance of our Solid Waste subsidiaries through our 17 Areas. The 17 Areas constitute our operating segments and none of the Areas individually meet the quantitative criteria to be a separate reportable segment. We have evaluated the aggregation criteria and concluded that, based on the similarities between our Areas, including the fact that our Solid Waste business is homogenous across geography with the same services offered across the Areas, aggregation of our Areas is appropriate for purposes of presenting our reportable segments. Accordingly, we have aggregated our 17 Areas into three tiers that we believe have similar economic characteristics and future prospects based in large part on a review of the Areas’ income from operations margins. The economic variations experienced by our Areas is attributable to a variety of factors, including regulatory environment of the Area; economic environment of the Area, including level of commercial and industrial activity; population density; service offering mix and disposal logistics, with no one factor being singularly determinative of an Area’s current or future economic performance. As a result of our consideration of economic and other similarities, we have established the following three reportable segments for our Solid Waste business: Tier 1, which is comprised almost exclusively of Areas in the Southern United States; Tier 2, which is comprised predominately of Areas located in the Midwest and Northeast United States; and Tier 3, which encompasses all remaining Areas, including the Northwest and Mid-Atlantic regions of the United States and Eastern Canada.

Our Wheelabrator business, which managed waste-to-energy facilities and independent power production plants, continued to be a separate reportable segment until the sale of the business in the fourth quarter of 2014 as it met the quantitative disclosure thresholds.

The operating segments not evaluated and overseen through the 17 Areas are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

Summarized financial information concerning our reportable segments for the respective years ended December 31 is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues(c)	Net Operating Revenues	Income from Operations (d),(e)	Depreciation and Amortization	Capital Expenditures (f)	Total Assets (g),(h)
2014
Solid Waste:
Tier 1	$3,495	$(537)	$2,958	$893	$271	$266	$3,661
Tier 2	6,416	(1,173)	5,243	1,318	510	428	8,556
Tier 3	3,538	(573)	2,965	588	275	268	5,030
Wheelabrator	817	(102)	715	669	37	11	—
Other(a)	2,191	(76)	2,115	(400)	128	134	1,791

	16,457	(2,461)	13,996	3,068	1,221	1,107	19,038
Corporate and Other(b)	—	—	—	(769)	71	74	2,965

Total	$16,457	$(2,461)	$13,996	$2,299	$1,292	$1,181	$22,003

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross Operating Revenues	Intercompany Operating Revenues(c)	Net Operating Revenues	Income from Operations (d),(e)	Depreciation and Amortization	Capital Expenditures (f)	Total Assets (g),(h)
2013
Solid Waste:
Tier 1	$3,487	$(553)	$2,934	$852	$277	$217	$3,682
Tier 2	6,438	(1,202)	5,236	1,291	522	526	8,572
Tier 3	3,552	(569)	2,983	291	279	258	5,288
Wheelabrator	845	(112)	733	(517)	61	17	2,037
Other(a)	2,185	(88)	2,097	(171)	122	126	2,177

	16,507	(2,524)	13,983	1,746	1,261	1,144	21,756
Corporate and Other(b)	—	—	—	(667)	72	123	1,459

Total	$16,507	$(2,524)	$13,983	$1,079	$1,333	$1,267	$23,215

2012
Solid Waste:
Tier 1	$3,370	$(521)	$2,849	$851	$273	$242	$3,664
Tier 2	6,273	(1,096)	5,177	1,270	512	511	8,394
Tier 3	3,413	(523)	2,890	504	259	271	5,088
Wheelabrator	846	(123)	723	113	69	36	2,605
Other(a)	2,106	(96)	2,010	(242)	111	239	2,495

	16,008	(2,359)	13,649	2,496	1,224	1,299	22,246
Corporate and Other(b)	—	—	—	(645)	73	139	1,551

Total	$16,008	$(2,359)	$13,649	$1,851	$1,297	$1,438	$23,797

(a)	Our “Other” net operating revenues and “Other” income from operations include (i) the effects of those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental Services and Renewable Energy organizations, that are not included with the operations of our reportable segments; (ii) our recycling brokerage and electronic recycling services; and (iii) the impacts of investments in expanded service offerings, such as portable self-storage, fluorescent lamp recycling and oil and gas producing properties. In addition, our “Other” income from operations reflects the impacts of non-operating entities that provide financial assurance and self-insurance support for the segments or financing for our Canadian operations.
(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.
(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(d)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 3.
(e)

The income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling businesses. From time to time the operating results of our reportable segments are significantly affected by certain transactions or events that

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management believes are not indicative or representative of our results. In 2014, we recognized a $519 million gain on the sale of our Wheelabrator business during the fourth quarter. In 2013, we recognized $981 million of impairment charges, the most significant of which impacted our Tier 3 and Wheelabrator segments by $253 million and $627 million, respectively. Refer to Note 12 and Note 13 for an explanation of certain other transactions and events affecting our operating results.
(f)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.
(g)	The reconciliation of total assets reported above to “Total assets” in the Consolidated Balance Sheet is as follows (in millions):

	December 31,
	2014	2013	2012
Total assets, as reported above	$22,003	$23,215	$23,797
Elimination of intercompany investments and advances	(591)	(612)	(700)

Total assets, per Consolidated Balance Sheet	$21,412	$22,603	$23,097

(h)	Goodwill is included within each segment’s total assets. For segment reporting purposes, our material recovery facilities and secondary processing facilities are included as a component of their respective Areas and our recycling brokerage business and electronics recycling services are included as part of our “Other” operations. As discussed in Note 19, the goodwill associated with our acquisition of Greenstar, has been assigned to our Areas and to a lesser extent “Other”. Our acquisition of RCI has been assigned to our Eastern Canada Area, which is included in Tier 3. The following table presents changes in goodwill during 2013 and 2014 by reportable segment (in millions):

	Solid Waste
	Tier 1	Tier 2	Tier 3	Wheelabrator	Other	Total
Balance, December 31, 2012	$1,186	$2,828	$1,374	$788	$115	$6,291
Acquired goodwill	41	56	210	—	20	327
Divested goodwill, net of assets held-for-sale	(1)	(2)	(9)	—	—	(12)
Impairments	—	—	(10)	(483)	(16)	(509)
Translation and other adjustments	(5)	—	(18)	—	(4)	(27)

Balance, December 31, 2013	$1,221	$2,882	$1,547	$305	$115	$6,070
Acquired goodwill	4	13	14	—	—	31
Divested goodwill, net of assets held-for-sale	—	—	(3)	(305)	—	(308)
Impairments	—	—	—	—	(10)	(10)
Translation and other adjustments	(9)	—	(34)	—	—	(43)

Balance, December 31, 2014	$1,216	$2,895	$1,524	$—	$105	$5,740

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Years Ended December 31,
	2014	2013	2012
Commercial	$3,393	$3,423	$3,417
Residential	2,543	2,608	2,584
Industrial	2,231	2,209	2,129
Other	340	273	275

Total collection	8,507	8,513	8,405
Landfill	2,849	2,790	2,685
Transfer	1,353	1,329	1,296
Wheelabrator	817	845	846
Recycling	1,370	1,447	1,360
Other(a)	1,561	1,583	1,416
Intercompany(b)	(2,461)	(2,524)	(2,359)

Operating revenues	$13,996	$13,983	$13,649

(a)	The “Other” line of business includes Strategic Business Solutions, landfill gas-to-energy operations, Port-O-Let® services, portable self-storage, fluorescent lamp recycling, and oil and gas producing properties.
(b)	Intercompany revenues between lines of business are eliminated within the Consolidated Financial Statements included herein.

Net operating revenues relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
United States and Puerto Rico(a)	$13,064	$13,054	$12,812
Canada	932	929	837

Total	$13,996	$13,983	$13,649

(a)	We sold our Puerto Rico operations in the second quarter of 2014. Refer to Note 19 for additional information.

Property and equipment (net) relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	December 31,
	2014	2013	2012
United States and Puerto Rico(a)	$9,586	$11,198	$11,293
Canada	1,071	1,146	1,358

Total	$10,657	$12,344	$12,651

(a)	We sold our Puerto Rico operations in the second quarter of 2014. Refer to Note 19 for additional information.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2014 and 2013 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Operating revenues	$3,396	$3,561	$3,602	$3,437
Income from operations	469	532	546	752
Consolidated net income	237	222	281	598
Net income attributable to Waste Management, Inc.	228	210	270	590
Basic earnings per common share	0.49	0.45	0.59	1.29
Diluted earnings per common share	0.49	0.45	0.58	1.28

2013
Operating revenues	$3,336	$3,526	$3,621	$3,500
Income (loss) from operations	402	510	577	(410)
Consolidated net income (loss)	176	256	297	(599)
Net income (loss) attributable to Waste Management, Inc.	168	244	291	(605)
Basic earnings (loss) common share	0.36	0.52	0.62	(1.29)
Diluted earnings (loss) common share	0.36	0.52	0.62	(1.29)

Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

Our operating revenues normally tend to be somewhat higher in the summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Through 2014, the operating results of our first quarter also often reflected higher repair and maintenance expenses because, prior to the sale of our Wheelabrator business, we relied on the slower winter months, when waste flows are generally lower, to perform scheduled maintenance at our waste-to-energy facilities. Additionally, from time to time, our operating results are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. The following significant items have affected the comparison of our operating results during the periods indicated:

First Quarter 2014

•	During the first quarter of 2014, we experienced significantly higher revenues in our Wheelabrator business and the renewable energy operations in Solid Waste from temporarily higher electricity prices driven by weather-related demand. This increase in revenues offset reduced revenues in our collection and disposal operations due to inclement weather.

Second Quarter 2014

•

The recognition of a pre-tax loss of $25 million on the divestiture of our Puerto Rico operations and certain other collection and landfill assets. No tax benefit was recorded in connection with the loss. In

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, we incurred $32 million of tax charges to repatriate accumulated cash prior to the divestment. These charges had a negative impact of $0.12 on our diluted earnings per share.

•	The recognition of other net pre-tax charges of $16 million, primarily as a result of a $12 million impairment charge due to the decision to close a waste processing facility. These charges had a negative impact of $0.03 on our diluted earnings per share.

Third Quarter 2014

•	The recognition of $67 million of pre-tax restructuring charges primarily related to our August 2014 restructuring. These items had a negative impact of $0.09 on our diluted earnings per share.

•	The recognition of pre-tax charges aggregating $20 million comprised of (i) litigation reserves and (ii) the write down of an investment in a waste diversion technology company, partially offset by a gain on the sale of certain landfill and collection operations in our Eastern Canada Area. These items had a negative impact of $0.05 on our diluted earnings per share.

Fourth Quarter 2014

•	The recognition of a pre-tax gain of $519 million on the sale of our Wheelabrator business, which positively affected our diluted earnings per share by $1.12.

•	Net income was negatively impacted by the recognition of net pre-tax charges aggregating $364 million comprised of (i) $270 million of charges to impair our oil and gas producing properties; (ii) $25 million of charges to write down assets related to waste diversion technology companies; (iii) $20 million of other-than-temporary declines in the value of investments in waste diversion technology companies accounted for under the cost method; (iv) $10 million of goodwill impairment charges associated with our recycling operations and (v) other charges to write down the carrying value of assets to their estimated fair values related to certain of our operations. These items had a negative impact of $0.49 on our diluted earnings per share.

•	Income from operations was negatively impacted by pre-tax restructuring charges of $13 million, which negatively affected our diluted earnings per share by $0.02.

First Quarter 2013

•	Net income was negatively impacted by pre-tax impairment charges aggregating $15 million attributable to investments in waste diversion technology companies and goodwill related to certain of our operations. These items had a negative impact of $0.03 on our diluted earnings per share.

•	Income from operations was negatively impacted by $8 million of pre-tax restructuring charges related to our acquisition of Greenstar and our July 2012 restructuring. These items had a negative impact of $0.01 on our diluted earnings per share.

•	Income from operations was negatively impacted by bad debt expense associated with collection issues in our Puerto Rico operations, which negatively affected our diluted earnings per share by $0.01.

Second Quarter 2013

•	Income from operations was negatively impacted by the recognition of pre-tax impairment and restructuring charges primarily related to an impairment of a waste-to-energy facility as result of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projected operating losses partially offset by gains on divestitures. These items had a negative impact of $0.02 on our diluted earnings per share.

•	Income from operations was impacted by a favorable adjustment to “Operating” expenses due to an increase in the risk-free discount rate used to measure our environmental remediation liabilities and recovery assets, which positively affected our diluted earnings per share by $0.01.

Third Quarter 2013

•	Net income was negatively impacted by the recognition of pre-tax charges aggregating $23 million comprised of (i) $18 million related to impairments, primarily attributable to an investment in a majority-owned waste diversion technology company and (ii) $5 million of losses on divestitures, primarily related to oil and gas producing properties. These items had a negative impact of $0.02 on our diluted earnings per share.

•	Income from operations was negatively impacted by the recognition of pre-tax charges aggregating $8 million primarily associated with the partial withdrawal from an underfunded multiemployer pension plan and, to a lesser extent, other restructuring charges. These items had a negative impact of $0.01 on our diluted earnings per share.

•	Income from operations was positively impacted as a result of the collection of certain fully reserved receivables related to our Puerto Rico operations, which positively affected our diluted earnings per share by $0.01.

Fourth Quarter 2013

•	Net income was negatively impacted by the recognition of net pre-tax charges aggregating $1 billion comprised of (i) a $483 million charge to impair goodwill associated with our Wheelabrator business; (ii) $262 million of charges to impair certain landfills, primarily in our Eastern Canada Area; (iii) $130 million of charges to write down the carrying value of three waste-to-energy facilities; (iv) $61 million of charges attributable to investments in waste diversion technology companies; (v) $31 million of charges to impair various recycling assets; (vi) a $15 million charge to write down the carrying value of an oil and gas property to its estimated fair value and (vii) other charges to impair goodwill and write down the carrying value of assets to their estimated fair values related to certain of our operations, partially offset by gains on divestitures. These items had a negative impact of $1.84 on our diluted earnings per share.

•	Income from operations was negatively impacted by pre-tax restructuring charges of $5 million which negatively affected our diluted earnings per share by $0.01.

•	Income from operations was positively impacted by net adjustments associated with changes in our expectations for the timing and cost of future final capping, closure and post-closure of fully utilized airspace, and by an increase in the risk-free discount rate used to measure environmental remediation liabilities and recovery assets. These items positively affected our diluted earnings per share by $0.02.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2014

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,235	$—	$72	$—	$1,307
Other current assets	5	6	2,323	—	2,334

	1,240	6	2,395	—	3,641
Property and equipment, net	—	—	10,657	—	10,657
Investments in and advances to affiliates	17,312	17,782	6,745	(41,839)	—
Other assets	50	28	7,036	—	7,114

Total assets	$18,602	$17,816	$26,833	$(41,839)	$21,412

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$957	$—	$133	$—	$1,090
Accounts payable and other current liabilities	86	13	2,296	—	2,395

	1,043	13	2,429	—	3,485
Long-term debt, less current portion	4,958	449	2,938	—	8,345
Due to affiliates	6,703	42	—	(6,745)	—
Other liabilities	32	—	3,661	—	3,693

Total liabilities	12,736	504	9,028	(6,745)	15,523
Equity:
Stockholders’ equity	5,866	17,312	17,782	(35,094)	5,866
Noncontrolling interests	—	—	23	—	23

	5,866	17,312	17,805	(35,094)	5,889

Total liabilities and equity	$18,602	$17,816	$26,833	$(41,839)	$21,412

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2013

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$58	$—	$58
Other current assets	—	6	2,435	—	2,441

	—	6	2,493	—	2,499
Property and equipment, net	—	—	12,344	—	12,344
Investments in and advances to affiliates(a)	15,802	16,845	4,268	(36,915)	—
Other assets	42	12	7,706	—	7,760

Total assets	$15,844	$16,863	$26,811	$(36,915)	$22,603

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$587	$—	$139	$—	$726
Accounts payable and other current liabilities	109	13	2,166	—	2,288

	696	13	2,305	—	3,014
Long-term debt, less current portion	5,772	449	3,279	—	9,500
Due to affiliates(a)	3,669	599	—	(4,268)	—
Other liabilities	—	—	4,087	—	4,087

Total liabilities	10,137	1,061	9,671	(4,268)	16,601
Equity:
Stockholders’ equity	5,707	15,802	16,845	(32,647)	5,707
Noncontrolling interests	—	—	295	—	295

	5,707	15,802	17,140	(32,647)	6,002

Total liabilities and equity	$15,844	$16,863	$26,811	$(36,915)	$22,603

(a)	In conjunction with the preparation of our September 30, 2014 Condensed Consolidating Financial Statements, we identified corrections associated with the presentation of affiliate obligations previously reported in WM and WM Holdings’ “Investments in and advances to affiliates.” Accordingly, the 2013 Condensed Consolidating Balance Sheet included herein has been revised.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2014
Operating revenues	$—	$—	$13,996	$—	$13,996
Costs and expenses(b)	—	(459)	12,156	—	11,697

Income from operations	—	459	1,840	—	2,299

Other income (expense):
Interest expense, net	(351)	(31)	(84)	—	(466)
Equity in earnings of subsidiaries, net of taxes	1,510	1,070	—	(2,580)	—
Other, net	—	—	(82)	—	(82)

	1,159	1,039	(166)	(2,580)	(548)

Income before income taxes	1,159	1,498	1,674	(2,580)	1,751
Provision for (benefit from) income taxes	(139)	(12)	564	—	413

Consolidated net income	1,298	1,510	1,110	(2,580)	1,338
Less: Net income attributable to noncontrolling interests	—	—	40	—	40

Net income attributable to Waste Management, Inc.	$1,298	$1,510	$1,070	$(2,580)	$1,298

Year Ended December 31, 2013
Operating revenues	$—	$—	$13,983	$—	$13,983
Costs and expenses(b)	—	—	12,904	—	12,904

Income from operations	—	—	1,079	—	1,079

Other income (expense):
Interest expense, net	(355)	(32)	(90)	—	(477)
Equity in earnings of subsidiaries, net of taxes	313	332	—	(645)	—
Other, net	—	—	(108)	—	(108)

	(42)	300	(198)	(645)	(585)

Income before income taxes	(42)	300	881	(645)	494
Provision for (benefit from) income taxes	(140)	(13)	517	—	364

Consolidated net income	98	313	364	(645)	130
Less: Net income attributable to noncontrolling interests	—	—	32	—	32

Net income attributable to Waste Management, Inc.	$98	$313	$332	$(645)	$98

Year Ended December 31, 2012
Operating revenues	$—	$—	$13,649	$—	$13,649
Costs and expenses(b)	—	(7)	11,805	—	11,798

Income from operations	—	7	1,844	—	1,851

Other income (expense):
Interest expense, net	(358)	(32)	(94)	—	(484)
Equity in earnings of subsidiaries, net of taxes	1,034	1,046	—	(2,080)	—
Other, net	—	—	(64)	—	(64)

	676	1,014	(158)	(2,080)	(548)

Income before income taxes	676	1,021	1,686	(2,080)	1,303
Provision for (benefit from) income taxes	(141)	(13)	597	—	443

Consolidated net income	817	1,034	1,089	(2,080)	860
Less: Net income attributable to noncontrolling interests	—	—	43	—	43

Net income attributable to Waste Management, Inc.	$817	$1,034	$1,046	$(2,080)	$817

(b)	Includes “Goodwill impairments” and “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” as reported in our Consolidated Statements of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2014
Comprehensive income	$1,300	$1,510	$977	$(2,580)	$1,207
Less: Comprehensive income attributable to noncontrolling interests	—	—	40	—	40

Comprehensive income attributable to Waste Management, Inc.	$1,300	$1,510	$937	$(2,580)	$1,167

Year Ended December 31, 2013
Comprehensive income	$112	$313	$311	$(645)	$91
Less: Comprehensive income attributable to noncontrolling interests	—	—	32	—	32

Comprehensive income attributable to Waste Management, Inc.	$112	$313	$279	$(645)	$59

Year Ended December 31, 2012
Comprehensive income	$807	$1,034	$1,120	$(2,080)	$881
Less: Comprehensive income attributable to noncontrolling interests	—	—	43	—	43

Comprehensive income attributable to Waste Management, Inc.	$807	$1,034	$1,077	$(2,080)	$838

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2014
Cash flows from operating activities:
Consolidated net income	$1,298	$1,510	$1,110	$(2,580)	$1,338
Equity in earnings of subsidiaries, net of taxes	(1,510)	(1,070)	—	2,580	—
Other adjustments	(36)	(1)	1,030	—	993

Net cash provided by (used in) operating activities	(248)	439	2,140	—	2,331

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(35)	—	(35)
Capital expenditures	—	—	(1,151)	—	(1,151)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	1,618	635	—	2,253
Net receipts from restricted trust and escrow accounts and other, net	—	—	(72)	—	(72)

Net cash provided by (used in) investing activities	—	1,618	(623)	—	995

Cash flows from financing activities:
New borrowings	2,572	—	245	—	2,817
Debt repayments	(3,005)		(563)	—	(3,568)
Common stock repurchases	(600)	—	—	—	(600)
Cash dividends	(693)	—	—	—	(693)
Exercise of common stock options	93	—	—	—	93
Acquisitions of and distributions paid to noncontrolling interests and other	5	—	(126)	—	(121)
(Increase) decrease in intercompany and investments, net	3,111	(2,057)	(1,054)	—	—

Net cash provided by (used in) financing activities	1,483	(2,057)	(1,498)	—	(2,072)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)

Increase (decrease) in cash and cash equivalents	1,235	—	14	—	1,249
Cash and cash equivalents at beginning of year	—	—	58	—	58

Cash and cash equivalents at end of year	$1,235	$—	$72	$—	$1,307

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2013
Cash flows from operating activities:
Consolidated net income	$98	$313	$364	$(645)	$130
Equity in earnings of subsidiaries, net of taxes	(313)	(332)	—	645	—
Other adjustments	(2)	—	2,327	—	2,325

Net cash provided by (used in) operating activities	(217)	(19)	2,691	—	2,455

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(724)	—	(724)
Capital expenditures	—	—	(1,271)	—	(1,271)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	138	—	138
Net receipts from restricted trust and escrow accounts and other, net	—	—	(43)	—	(43)

Net cash provided by (used in) investing activities	—	—	(1,900)	—	(1,900)

Cash flows from financing activities:
New borrowings	1,140	—	1,092	—	2,232
Debt repayments	(1,120)	—	(957)	—	(2,077)
Common stock repurchases	(239)	—	—	—	(239)
Cash dividends	(683)	—	—	—	(683)
Exercise of common stock options	132	—	—	—	132
Acquisitions of and distributions paid to noncontrolling interests and other	14	—	(66)	—	(52)
(Increase) decrease in intercompany and investments, net	913	19	(932)	—	—

Net cash provided by (used in) financing activities	157	19	(863)	—	(687)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)

Increase (decrease) in cash and cash equivalents	(60)	—	(76)	—	(136)
Cash and cash equivalents at beginning of year	60	—	134	—	194

Cash and cash equivalents at end of year	$—	$—	$58	$—	$58

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2012
Cash flows from operating activities:
Consolidated net income	$817	$1,034	$1,089	$(2,080)	$860
Equity in earnings of subsidiaries, net of taxes	(1,034)	(1,046)	—	2,080	—
Other adjustments	81	—	1,354	—	1,435

Net cash provided by (used in) operating activities	(136)	(12)	2,443	—	2,295

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(250)	—	(250)
Capital expenditures	—	—	(1,510)	—	(1,510)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	44	—	44
Net receipts from restricted trust and escrow accounts and other, net	—	—	(114)	—	(114)

Net cash provided by (used in) investing activities	—	—	(1,830)	—	(1,830)

Cash flows from financing activities:
New borrowings	1,145	—	475	—	1,620
Debt repayments	(835)	—	(663)	—	(1,498)
Common stock repurchases	—	—	—	—	—
Cash dividends	(658)	—	—	—	(658)
Exercise of common stock options	43	—	—	—	43
Acquisitions of and distributions paid to noncontrolling interests and other	15	—	(52)	—	(37)
(Increase) decrease in intercompany and investments, net	367	12	(379)	—	—

Net cash provided by (used in) financing activities	77	12	(619)	—	(530)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	(59)	—	(5)	—	(64)
Cash and cash equivalents at beginning of year	119	—	139	—	258

Cash and cash equivalents at end of year	$60	$—	$134	$—	$194

24. New Accounting Standard Pending Adoption (Unaudited)

In May 2014, the FASB amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2017. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial application. We are in the process of assessing the provisions of the amended guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2014 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014 as stated in their report, which appears in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers,” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 12, 2015. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

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

Date: February 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. STEINER David P. Steiner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2015

/s/ JAMES C. FISH, JR. James C. Fish, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2015

/s/ DON P. CARPENTER Don P. Carpenter	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2015

/s/ BRADBURY H. ANDERSON Bradbury H. Anderson	Director	February 17, 2015

/s/ FRANK M. CLARK Frank M. Clark	Director	February 17, 2015

/s/ ANDRÉS R. GLUSKI Andrés R. Gluski	Director	February 17, 2015

/s/ PARTICK W. GROSS Patrick W. Gross	Director	February 17, 2015

/s/ VICTORIA M. HOLT Victoria M. Holt	Director	February 17, 2015

/s/ JOHN C. POPE John C. Pope	Director	February 17, 2015

/s/ W. ROBERT REUM W. Robert Reum	Chairman of the Board and Director	February 17, 2015

/s/ THOMAS H. WEIDEMEYER Thomas H. Weidemeyer	Director	February 17, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the consolidated financial statements of Waste Management, Inc. as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated February 17, 2015 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 17, 2015

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

	Balance Beginning of Year	Charged (Credited) to Income	Accounts Written Off/Use of Reserve	Balance End of Year
2012 — Reserves for doubtful accounts(a)	$29	$57	$(41)	$45
2013 — Reserves for doubtful accounts(a)	$45	$39	$(50)	$34
2014 — Reserves for doubtful accounts(a)	$34	$42	$(45)	$31
2012 — Merger and restructuring accruals(b)	$9	$67	$(44)	$32
2013 — Merger and restructuring accruals(b)	$32	$18	$(36)	$14
2014 — Merger and restructuring accruals(b)	$14	$82	$(51)	$45

(a)	Includes reserves for doubtful accounts receivable and notes receivable.
(b)	Included in accrued liabilities in our Consolidated Balance Sheets. These accruals represent employee severance and benefit costs and transitional costs.

INDEX TO EXHIBITS

Exhibit No.		Description
2.1	—	Stock Purchase Agreement dated July 25, 2014 by and among Granite Acquisition, Inc. and Waste Management Holdings, Inc., National Guaranty Insurance Company of Vermont, Mountain Indemnity Insurance Company, Chemical Waste Management, Inc. and Wheelabrator Technologies Inc. [incorporated by reference to Exhibit 2.1 to Form 8-K dated July 29, 2014].

3.1	—	Third Restated Certificate of Incorporation of Waste Management, Inc. [incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010].

3.2	—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Form 8-K dated December 6, 2012].

4.1	—	Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].

4.2*	—	Third Restated Certificate of Incorporation of Waste Management Holdings, Inc.

4.3	—	Amended and Restated By-laws of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.3 to Form 10-Q for the period ended June 30, 2014].

4.4	—	Indenture for Subordinated Debt Securities dated February 3, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].

4.5	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].

4.6	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of Waste Management, Inc.’s 3.50% Senior Notes due 2024 [incorporated by reference to Exhibit 4.2 to Form 8-K dated May 5, 2014].

4.7	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of Waste Management, Inc.’s 3.50% Senior Notes due 2024 [incorporated by reference to Exhibit 4.4 to Form 8-K dated May 5, 2014].

4.8*	—	Schedule of Officers’ Certificates delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of Waste Management, Inc.’s Senior Notes. Waste Management and its subsidiaries are parties to debt instruments that have not been filed with the SEC under which the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of Waste Management and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Waste Management agrees to furnish a copy of such instruments to the SEC upon request.

10.1†	—	2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 13, 2014].

10.2†	—	2009 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].

10.3†	—	2005 Annual Incentive Plan [incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].

10.4†	—	Employee Stock Purchase Plan [incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed March 28, 2012].

10.5†	—	Waste Management, Inc. 409A Deferral Savings Plan as Amended and Restated effective January 1, 2014 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the period ended March 31, 2014].

10.6†	—	2000 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed April 6, 2000].

10.7†	—	2004 Stock Incentive Plan [incorporated by reference to Appendix C to Proxy Statement on Schedule 14A filed April 8, 2004].

10.8	—	$2.25 Billion Second Amended and Restated Revolving Credit Agreement by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as syndication agents, BNP Paribas, Citibank, N.A., Deutsche Bank AG New York Branch, The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Royal Bank of Scotland plc, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as lead arrangers and joint bookrunners. [incorporated by reference to Exhibit 10.1 to Form 8-K filed July 30, 2013].

10.9	—	CDN$650 Million Credit Facilities Credit Agreement by and among Waste Management of Canada Corporation and WM Quebec Inc., as borrowers, Waste Management, Inc. and Waste Management Holdings, Inc., as guarantors, The Bank of Nova Scotia, as administrative agent, JP Morgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, National Association, as co-syndication agents, the Bank of Nova Scotia, J.P. Morgan Securities LLC, Merrill, Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners and the Lenders from time to time party thereto [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2013].

10.10	—	First Amendment Agreement to CDN$650 Credit Facilities Credit Agreement by and among Waste Management of Canada Corporation and WM Quebec Inc., as borrowers, Waste Management, Inc. and Waste Management Holdings, Inc., as guarantors, the Lenders from time to time party thereto, and The Bank of Nova Scotia, as administrative agent [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2013].

10.11†	—	Employment Agreement between the Company and David Steiner dated May 6, 2002 [incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002].

10.12†	—	Employment Agreement between the Company and James E. Trevathan dated June 1, 2000 [incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].

10.13†	—	Amendment to Employment Agreement between the Company and James E. Trevathan [incorporated by reference to Exhibit 10.3 to Form 8-K dated March 9, 2011].

10.14†	—	Employment Agreement between the Company and James C. Fish, Jr. dated August 15, 2011 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011].

10.15†	—	First Amendment to Employment Agreement between the Company and James C. Fish, Jr. dated July 20, 2012 [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2012].

10.16†	—	Employment Agreement between the Company and Jeff Harris dated December 1, 2006 [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2006].

10.17†	—	Amendment to Employment Agreement by and between the Company and Jeff Harris [incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 30, 2011].

10.18†	—	Employment Agreement between the Company and John Morris dated June 18, 2012 [incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2012].

10.19†	—	Employment Agreement between the Company and Barry H. Caldwell dated September 23, 2002 [incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].

10.20†	—	Employment Agreement between the Company and David Aardsma dated June 16, 2005 [incorporated by reference to Exhibit 10.1 to Form 8-K dated June 16, 2005].

10.21†*	—	Separation and Release Agreement between USA Waste-Management Resources, LLC and David Aardsma dated October 31, 2014.

10.22†	—	Employment Agreement between the Company and Rick L Wittenbraker dated November 10, 2003 [incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].

10.23†	—	Employment Agreement between the Company and William K. Caesar dated August 23, 2011 [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2011].

10.24†	—	Separation and Release Agreement between WM Recycle America, LLC and William K. Caesar dated September 15, 2014 [incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30, 2014].

10.25†	—	Employment Agreement between the Company and Puneet Bhasin dated December 7, 2009 [incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2009].

10.26†	—	Employment Agreement between the Company and Mark Schwartz dated July 5, 2012 [incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2012].

10.27†	—	Employment Agreement between the Company and Don P. Carpenter dated July 31, 2000, as amended by First Amendment to Employment Agreement between USA Waste-Management Resources, LLC and Don P. Carpenter effective as of August 24, 2012 [incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2012].

10.28†	—	Employment Agreement between Wheelabrator Technologies Inc. and Mark A. Weidman dated May 11, 2006 [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 11, 2006].

10.29†*	—	Second Amendment to Employment Agreement between Wheelabrator Technologies Inc. and Mark A. Weidman dated December 23, 2013.

10.30†*	—	Third Amendment to Employment Agreement between Wheelabrator Technologies Inc. and Mark A. Weidman dated December 23, 2013.

10.31†*	—	Fourth Amendment to Employment Agreement between Wheelabrator Technologies Inc. and Mark A. Weidman dated December 23, 2013.

10.32†	—	Form of Director and Executive Officer Indemnity Agreement [incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2012].

10.33†	—	Form of 2014 Senior Leadership Team Award Agreement for Long Term Incentive Compensation under the Waste Management, Inc. 2009 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 7, 2014].

10.34†	—	Form of 2013 PSU Award Agreement with ROIC Performance Measure [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 7, 2013].

10.35†	—	Form of 2013 PSU Award Agreement with TSR Performance Measure [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 7, 2013].

10.36†	—	Form of 2013 Stock Option Award Agreement [incorporated by reference to Exhibit 10.3 to Form 8-K dated March 7, 2013].

10.37†	—	Form of 2012 Restricted Stock Unit Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated July 3, 2012].

10.38†	—	Form of 2012 Performance Share Unit Award Agreement with ROIC Performance Measure [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 9, 2012].

10.39†	—	Form of 2012 Performance Share Unit Award Agreement with TSR Performance Measure [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 9, 2012].

10.40†	—	Form of 2012 Stock Option Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 9, 2012].

12.1*	—	Computation of Ratio of Earnings to Fixed Charges.

21.1*	—	Subsidiaries of the Registrant.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

32.1*	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2*	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

95*	—	Mine Safety Disclosures.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.