Form 10-Q
period 2015-03-31
WASTE MANAGEMENT INC
filed 2015-04-29
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 21, 2015 was 457,822,145 (excluding treasury shares of 172,460,316).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$277	$1,307
Accounts receivable, net of allowance for doubtful accounts of $31 and $30, respectively	1,489	1,587
Other receivables	519	350
Parts and supplies	109	106
Deferred income taxes	70	115
Other assets	153	176

Total current assets	2,617	3,641
Property and equipment, net of accumulated depreciation and amortization of $16,030 and $15,968, respectively	10,679	10,657
Goodwill	5,855	5,740
Other intangible assets, net	564	440
Investments in unconsolidated entities	397	408
Other assets	579	526

Total assets	$20,691	$21,412

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$634	$740
Accrued liabilities	1,008	1,180
Deferred revenues	463	475
Current portion of long-term debt	168	1,090

Total current liabilities	2,273	3,485
Long-term debt, less current portion	9,039	8,345
Deferred income taxes	1,491	1,453
Landfill and environmental remediation liabilities	1,568	1,531
Other liabilities	745	709

Total liabilities	15,116	15,523

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,766	4,585
Retained earnings	6,582	6,888
Accumulated other comprehensive income (loss)	(50)	23
Treasury stock at cost, 172,523,615 and 171,745,077 shares, respectively	(5,750)	(5,636)

Total Waste Management, Inc. stockholders’ equity	5,554	5,866
Noncontrolling interests	21	23

Total equity	5,575	5,889

Total liabilities and equity	$20,691	$21,412

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenues	$3,040	$3,396

Costs and expenses:
Operating	1,946	2,232
Selling, general and administrative	348	375
Depreciation and amortization	292	317
Restructuring	1	1
(Income) expense from divestitures, asset impairments and unusual items	13	2

	2,600	2,927

Income from operations	440	469

Other income (expense):
Interest expense, net	(104)	(121)
Loss on early extinguishment of debt	(550)	—
Equity in net losses of unconsolidated entities	(8)	(9)
Other, net	—	(3)

	(662)	(133)

Income (loss) before income taxes	(222)	336
Provision for (benefit from) income taxes	(91)	99

Consolidated net income (loss)	(131)	237
Less: Net income (loss) attributable to noncontrolling interests	(2)	9

Net income (loss) attributable to Waste Management, Inc.	$(129)	$228

Basic earnings (loss) per common share	$(0.28)	$0.49

Diluted earnings (loss) per common share	$(0.28)	$0.49

Cash dividends declared per common share	$0.385	$0.375

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Consolidated net income (loss)	$(131)	$237

Other comprehensive income (loss), net of taxes:
Derivative instruments, net	3	(6)
Foreign currency translation adjustments	(76)	(59)

Other comprehensive income (loss), net of taxes	(73)	(65)

Comprehensive income (loss)	(204)	172
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2)	9

Comprehensive income (loss) attributable to Waste Management, Inc.	$(202)	$163

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net income (loss)	$(131)	$237
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	292	317
Deferred income tax (benefit) provision	38	(15)
Interest accretion on landfill liabilities	21	21
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	1	1
Provision for bad debts	12	13
Equity-based compensation expense	20	15
Excess tax benefits associated with equity-based transactions	(7)	(1)
Net gain from disposal of assets	(7)	(4)
Effect of (income) expense from divestitures, asset impairments and unusual items and other	13	2
Equity in net losses of unconsolidated entities, net of dividends	8	9
Loss on early extinguishment of debt	550	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(59)	41
Other current assets	(4)	(10)
Other assets	(19)	2
Accounts payable and accrued liabilities	(195)	(19)
Deferred revenues and other liabilities	(34)	(25)

Net cash provided by operating activities	499	584

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(445)	(11)
Capital expenditures	(233)	(266)
Proceeds from divestitures of businesses and other assets (net of cash divested)	19	166
Net receipts from restricted trust and escrow accounts	34	11
Investments in unconsolidated entities	(5)	(4)
Other	2	(18)

Net cash used in investing activities	(628)	(122)

Cash flows from financing activities:
New borrowings	1,817	913
Debt repayments	(2,029)	(928)
Premiums paid on early extinguishment of debt	(554)	—
Cash dividends	(176)	(174)
Exercise of common stock options	39	14
Excess tax benefits associated with equity-based transactions	7	1
Distributions paid to noncontrolling interests	—	(2)
Other	(2)	(3)

Net cash used in financing activities	(898)	(179)

Effect of exchange rate changes on cash and cash equivalents	(3)	(2)

Increase (decrease) in cash and cash equivalents	(1,030)	281
Cash and cash equivalents at beginning of period	1,307	58

Cash and cash equivalents at end of period	$277	$339

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
	Total	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
		Shares	Amounts				Shares	Amounts
Balance, December 31, 2014	$5,889	630,282	$6	$4,585	$6,888	$23	(171,745)	$(5,636)	$23
Consolidated net income (loss)	(131)	—	—	—	(129)	—	—	—	(2)
Other comprehensive income (loss), net of taxes	(73)	—	—	—	—	(73)	—	—	—
Cash dividends declared	(176)	—	—	—	(176)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	66	—	—	1	(1)	—	2,001	66	—
Common stock repurchases	—	—	—	180	—	—	(2,781)	(180)	—
Other	—	—	—	—	—	—	1	—	—

Balance, March 31, 2015	$5,575	630,282	$6	$4,766	$6,582	$(50)	(172,524)	$(5,750)	$21

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, recycling and resource recovery, and disposal services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the United States. In December 2014, we completed the sale of our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Refer to Note 9 for additional information related to our divestitures.

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 geographic Areas. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our segments can be found in Note 8.

The Condensed Consolidated Financial Statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2015			December 31, 2014
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$105	$42	$147	$104	$43	$147
Long-term	1,380	188	1,568	1,339	192	1,531

	$1,485	$230	$1,715	$1,443	$235	$1,678

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2014 and the three months ended March 31, 2015 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2013	$1,421	$227
Obligations incurred and capitalized	54	—
Obligations settled	(69)	(21)
Interest accretion	88	5
Revisions in estimates and interest rate assumptions	(9)	25
Acquisitions, divestitures and other adjustments(a)	(42)	(1)

December 31, 2014	1,443	235
Obligations incurred and capitalized	13	—
Obligations settled	(8)	(5)
Interest accretion	21	1
Revisions in estimates and interest rate assumptions	1	(1)
Acquisitions, divestitures and other adjustments(b)	15	—

March 31, 2015	$1,485	$230

(a)

The amounts reported for our 2014 landfill liabilities include reductions of $25 million for divestitures, including the divestiture of our Wheelabrator business. See Note 9 for discussion of our divestitures.

(b)

The amounts reported for our 2015 landfill liabilities include an increase of $21 million associated with the acquisition of Deffenbaugh Disposal, Inc. (“Deffenbaugh”). See Note 9 for discussion of our acquisition.

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

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2015:

	March 31, 2015	December 31, 2014
U.S. revolving credit facility, maturing July 2018	$—	$—
Letter of credit facilities, maturing through December 2018	—	—
Canadian credit facility and term loan, maturing November 2017 (weighted average effective interest rate of 2.3% at March 31, 2015 and 2.6% at December 31, 2014)	205	232
Senior notes maturing through 2045, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 4.7% at March 31, 2015 and 5.7% at December 31, 2014)	6,092	6,273
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 0.04% to 5.7% (weighted average interest rate of 2.2% at March 31, 2015 and December 31, 2014)	2,526	2,541
Capital leases and other, maturing through 2055, interest rates up to 12%	384	389

	9,207	9,435
Current portion of long-term debt	168	1,090

	$9,039	$8,345

Debt Classification

As of March 31, 2015, our current debt balances include $168 million of debt with scheduled maturities within the next 12 months, including $79 million of tax-exempt bonds.

As of March 31, 2015, we also have $621 million of tax-exempt bonds with term interest rate periods that expire within 12 months and an additional $491 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on these bonds are reset on either a daily or weekly basis through a remarketing process. All recent remarketings have successfully placed Company bonds with investors at reasonable, market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to use availability under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”) to fund the debt obligation until it can be remarketed successfully. Accordingly, we classified these borrowings as long-term in our Condensed Consolidated Balance Sheet at March 31, 2015.

Revolving Credit and Letter of Credit Facilities

As of March 31, 2015, we had an aggregate committed capacity of $2.65 billion for letters of credit under various U.S. credit facilities. Our $2.25 billion revolving credit facility expires in July 2018 and is our primary source of letter of credit capacity. Our remaining committed letter of credit capacity is provided under facilities with terms ending through December 2018. As of March 31, 2015, we had an aggregate of $1.1 billion of letters of credit outstanding under various credit facilities. As of March 31, 2015, we had no outstanding borrowings under our $2.25 billion revolving credit facility and $746 million of letters of credit issued and supported by the facility, leaving $1,504 million of unused and available capacity.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also have a Canadian credit agreement that matures in November 2017 and provides for C$150 million of revolving credit capacity. We have the ability to issue up to C$50 million of letters of credit under the Canadian revolving credit facility, which if utilized, reduces the amount of credit capacity available for borrowings. As of March 31, 2015, we had no letters of credit or borrowings outstanding under the credit facility.

Debt Borrowings and Repayments

Canadian Credit Facility and Term Loan — We repaid C$10 million, or $8 million, of net advances under our Canadian term loan during the quarter ended March 31, 2015 with available cash. The remaining decline in the carrying value of borrowings outstanding under our Canadian term loan is due to the strengthening of the U.S. dollar, which caused a continued decline in the Canadian currency translation rate.

Senior Notes — During the first quarter of 2015, we refinanced a significant portion of our high-coupon senior notes. Details related to each component of the refinancing follow:

Make-Whole Redemption — In January 2015, we repaid $947 million of WM senior notes, which comprised all of the outstanding senior notes maturing in 2015, 2017 and 2019. The repayment of these debt balances was achieved by exercising the optional redemption provisions of the notes, which required that we pay the outstanding principal plus a make-whole premium. “Loss on early extinguishment of debt” in our Condensed Consolidated Statement of Operations for the current quarter includes charges of $122 million related to these redemptions.

Tender Offer — In February 2015, WM and WM Holdings made a cash tender offer to purchase any and all of certain outstanding senior notes. The series of notes targeted in the tender and the amount tendered of each series are summarized below:

•	$449 million of WM Holdings 7.10% senior notes due 2026, of which $145 million were tendered;

•	$577 million of WM 7.00% senior notes due 2028, of which $179 million were tendered;

•	$223 million of WM 7.375% senior notes due 2029, of which $84 million were tendered;

•	$496 million of WM 7.75% senior notes due 2032, of which $283 million were tendered; and

•	$600 million of WM 6.125% senior notes due 2039, of which $326 million were tendered.

“Loss on early extinguishment of debt” in our Condensed Consolidated Statement of Operations for the current quarter includes charges of $428 million related to this tender offer.

New Issuance — In February 2015, WM issued $1.8 billion of new senior notes consisting of:

•	$600 million of 3.125% senior notes due March 1, 2025;

•	$450 million of 3.90% senior notes due March 1, 2035; and

•	$750 million of 4.10% senior notes due March 1, 2045.

The net proceeds from these debt issuances were $1.78 billion. The Company used the proceeds from the 2025 notes for general corporate purposes. The proceeds from the 2035 notes and the 2045 notes were used to pay the purchase price and accrued interest for the notes redeemed through the tender offer discussed above and for general corporate purposes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Derivative Instruments and Hedging Activities

Cash Flow Hedges

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. As of March 31, 2015, we had foreign exchange cross currency swaps outstanding for all of the anticipated cash flows associated with intercompany loans from WM Holdings to the wholly-owned Canadian subsidiaries. Our Condensed Consolidated Balance Sheets include $53 million and $28 million in long-term other assets at March 31, 2015 and December 31, 2014, respectively, and $1 million in current accrued liabilities at March 31, 2015, for these foreign exchange cross currency swaps. We designated these cross currency swaps as cash flow hedges. The hedged cash flows as of March 31, 2015 include C$370 million of total notional value. The scheduled principal payments of the loan and the related swaps are as follows: C$70 million due on October 31, 2016, C$150 million due on October 31, 2017 and C$150 million due on October 31, 2018.

Gains or losses resulting from the remeasurement of the underlying non-functional currency intercompany loan are recognized in current earnings in the same financial statement line item as offsetting gains or losses on the related cross currency swaps. We have not offset fair value amounts recognized for these derivative instruments. For information related to the inputs used to measure these derivative assets and liabilities at fair value, refer to Note 13.

Forward-Starting Interest Rate Swaps

During the first quarter of 2014, forward-starting interest rate swaps with a notional value of $175 million matured and we paid cash of $36 million to settle the associated liabilities. These swaps were designated as cash flow hedges and had been executed in prior years to hedge the risk of changes in semi-annual interest payments due to fluctuations in the forward ten-year LIBOR swap rate for a debt issuance initially forecasted for March 2014, that occurred in May 2014. Accordingly, the loss associated with the matured forward-starting swaps was deferred as a component of “Accumulated other comprehensive income” and is being amortized to interest expense over the debt term of the May 2014 issuance. Ineffectiveness associated with the change in timing of the debt issuance was not material.

At March 31, 2015 and December 31, 2014, our “Accumulated other comprehensive income” included $48 million and $50 million, respectively, of after-tax deferred losses related to all previously terminated swaps, which are being amortized as an increase to interest expense over the ten-year term of the related senior note issuances using the effective interest method. As of March 31, 2015, $11 million of the deferred losses for these previously terminated swaps (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

As discussed in Note 3, during the first quarter of 2015, the Company elected to redeem certain senior notes. As a result of this redemption, $3 million of deferred losses for previously terminated swaps was recorded as interest expense in the Condensed Consolidated Statement of Operations.

There was no significant ineffectiveness associated with our cash flow hedges during the three months ended March 31, 2015 or 2014. Refer to Note 11 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

Fair Value Hedges

Interest Rate Swaps

We did not have any fixed-to-floating interest rates swaps outstanding during the reported periods. However, in prior years, we entered into interest rate swaps to maintain a portion of our debt obligations at

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variable market interest rates and designated these interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $29 million and $45 million as of March 31, 2015 and December 31, 2014, respectively. The significant decrease in the fair value adjustment during the first quarter of 2015 is primarily due to accounting for the impact of our senior note redemption discussed in Note 3. The redemption of certain senior notes prior to their scheduled maturity dates resulted in the write-off of related fair value adjustments for terminated interest rate swaps as a $14 million credit to “Loss on early extinguishment of debt” within our Condensed Consolidated Statement of Operations. The remaining fair value adjustments to long-term debt are being amortized as a reduction to interest expense using the effective interest method over the remaining term of the related senior notes, which extend through 2028. We recognized benefits to interest expense associated with the amortization of our terminated interest rate swaps of $2 million and $5 million for the three months ended March 31, 2015 and 2014, respectively.

5.	Income Taxes

Our effective income tax rate for the three months ended March 31, 2015 and 2014 was 41.0% of the loss before income taxes and 29.6% of income before income taxes, respectively. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2015 was primarily due to the impact of loss on early extinguishment of debt and federal tax credits. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2014 was primarily due to the favorable impact of revaluation of our deferred taxes and utilization of state net operating losses resulting from a change in state law, and federal tax credits. These benefits were partially offset by the unfavorable impact of state and local income taxes.

Investment in Refined Coal Facility — In 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility in North Dakota. The facility’s refinement processes qualify for federal tax credits that are expected to be realized through 2019 in accordance with Section 45 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. We recognized $1 million and less than $1 million of net losses resulting from our share of the entity’s operating losses during the three months ended March 31, 2015 and 2014, respectively. Our tax provision was reduced by $4 million and $3 million for the three months ended March 31, 2015 and 2014, respectively, primarily as a result of tax credits realized from this investment. See Note 14 for additional information related to this investment.

Investment in Low-Income Housing Properties — In 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During each of the three months ended March 31, 2015 and 2014, we recognized $6 million of net losses relating to our equity investment in this entity and $1 million of interest expense. During the three months ended March 31, 2015 and 2014 we recognized a reduction in our tax provision of $7 million (including $4 million of tax credits) and $8 million (including $5 million of tax credits), respectively. See Note 14 for additional information related to this investment.

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

6.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended March 31,
	2015	2014
Number of common shares outstanding at end of period	457.8	465.3
Effect of using weighted average common shares outstanding	0.7	(0.1)

Weighted average basic common shares outstanding	458.5	465.2
Dilutive effect of equity-based compensation awards and other contingently issuable shares	—	1.7

Weighted average diluted common shares outstanding	458.5	466.9

Potentially issuable shares	11.5	14.4
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	11.5	2.8

7.	Commitments and Contingencies

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties in connection with both consolidated and unconsolidated entities. Guarantee agreements outstanding as of March 31, 2015 (excluding those of Wheelabrator obligations that are discussed below) include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $8 million and (ii) agreements guaranteeing certain market value losses for approximately 800 homeowners’ properties adjacent to or near 20 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Before the divestiture of our Wheelabrator business, WM had guaranteed certain performance and financial obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. Wheelabrator is working with the various third-party beneficiaries to release WM from these guarantees, but until they are successful, WM has agreed to retain the guarantees and, in exchange, receive a credit support fee. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements, and as of December 31, 2014, WM’s maximum future payments associated with those guarantees was $176 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. The estimated fair value of WM’s potential obligation associated with guarantees of Wheelabrator obligations at March 31, 2015 and December 31, 2014 is $19 million (net of the credit support fee) and $18 million (net of the credit support fee), respectively. We have recorded the fair value of the financial and performance guarantees, some of which could extend through 2041 if not terminated, in our Condensed Consolidated Balance Sheets. We currently do not expect the financial impact of such performance and financial guarantees to materially exceed the recorded fair value.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potentially responsible party, or PRP, investigations. The costs associated with these liabilities can include settlements, certain legal and consultant fees, as well as incremental internal and external costs directly associated with site investigation and clean-up.

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher than the $230 million recorded in the Condensed Consolidated Financial Statements as of March 31, 2015. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of March 31, 2015, we had been notified by the government that we are a PRP in connection with 75 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 14 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

The majority of proceedings involving NPL sites that we do not own are based on allegations that certain of our subsidiaries (or their predecessors) transported hazardous substances to the sites, often prior to our acquisition of these subsidiaries. CERCLA generally provides for liability for those parties owning, operating, transporting to or disposing at the sites. Proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and remediation, which costs could be substantial and could have a material adverse effect on our consolidated financial statements. At some of the sites at which we have been identified as a PRP, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain.

On December 22, 2011, the Harris County Attorney in Houston, Texas filed suit against McGinnes Industrial Maintenance Corporation (“MIMC”), WM and Waste Management of Texas, Inc., et al., seeking civil penalties and attorneys’ fees for alleged violations of the Texas Water Code and the Texas Health and Safety Code. The County’s Original Petition filed with the District Court of Harris County, Texas (the “District Court”) alleges the mismanagement of certain waste pits that were operated from 1965 to 1966 by MIMC. In 1998, a predecessor of WM acquired the stock of the parent entity of MIMC. On October 9, 2014, the District Court granted a motion for summary judgment that resulted in the dismissal of WM from the case. On November 12, 2014, the parties agreed to resolve this case with a $29.2 million settlement payment by MIMC and dismissal of the claims against Waste Management of Texas, Inc. On March 31, 2015, the Final Order was signed by the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

District Court and the settlement was paid in full shortly thereafter. We remain focused on the remediation of the site and maintain our active participation in the EPA process established to evaluate and determine the appropriate remedy.

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

Litigation — In October 2011 and January 2012, we were named as a defendant in a purported class action in the Circuit Court of Sarasota County, Florida and the Circuit Court of Lawrence County, Alabama, respectively. These cases primarily pertain to our fuel and environmental charges included on our invoices, generally alleging that such charges were not properly disclosed, were unfair and were contrary to the customer service contracts. We have agreed on settlement terms for both the pending Florida and Alabama cases, and we are currently in the process of seeking court approvals. The anticipated settlements will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Additionally, on March 26, 2015, the Company acquired Deffenbaugh. In May 2012 and December 2013, Deffenbaugh was named as a defendant in purported class actions filed in the United States District Court for the District of Kansas. These cases also pertain to fuel, environmental and base rate charges included on invoices. In February 2015, the Kansas Court certified a class of plaintiffs with respect to the fuel surcharge only. This ruling is currently on appeal and is not a final adjudication. We do not anticipate that the outcome of these cases will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

As a large company with operations across the United States and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, customer, and employment-related claims, including purported class action lawsuits related to our sales and marketing practices and our customer service agreements and purported class actions involving federal and state wage and hour and other laws. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered, in part, by insurance. We

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently do not believe that the eventual outcome of any such actions could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

WM’s charter and bylaws provide that WM shall indemnify any person against all liabilities and expenses, and upon request shall advance expenses to, any person who is subject to a pending or threatened proceeding because such person is a director or officer of the Company. Such indemnification is required to the maximum extent permitted under Delaware law. Accordingly, the director or officer must execute an undertaking to reimburse the Company for any fees advanced if it is later determined that the director or officer was not entitled to have such fees advanced under Delaware law. Additionally, WM has entered into separate indemnification agreements with each of the members of its Board of Directors, its Chief Executive Officer and each of its executive vice presidents. Additionally, the employment agreements between WM and its Chief Executive Officer and other executive and senior vice presidents contain a direct contractual obligation of the Company to provide indemnification to the executive. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with actions or proceedings that may be brought against its former or current officers, directors and employees.

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are currently in the examination phase of IRS audits for the tax years 2014 and 2015 and expect these audits to be completed within the next 12 and 24 months, respectively. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2009, with the exception of affirmative claims in a limited number of jurisdictions that date back to 2000. We are also under audit in Canada for the tax years 2012 and 2013. In 2011, we acquired Oakleaf Global Holdings (“Oakleaf”), which is subject to potential IRS examination for the year 2011. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition period tax liabilities. In addition, on March 26, 2015, we acquired Deffenbaugh, which is subject to potential IRS examination for the years 2011 through 2015. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

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

Our Wheelabrator business, which managed waste-to-energy facilities and independent power production plants, was a separate reportable segment until the sale of the business in the fourth quarter of 2014 as it met the quantitative disclosure thresholds.

The operating segments not evaluated and overseen through the 17 Areas are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
March 31, 2015
Solid Waste:
Tier 1	$831	$(128)	$703	$211
Tier 2	1,468	(259)	1,209	276
Tier 3	798	(126)	672	126

Solid Waste	3,097	(513)	2,584	613
Wheelabrator	—	—	—	(7)
Other	478	(22)	456	(23)

	3,575	(535)	3,040	583
Corporate and Other	—	—	—	(143)

Total	$3,575	$(535)	$3,040	$440

March 31, 2014
Solid Waste:
Tier 1	$850	$(129)	$721	$218
Tier 2	1,502	(268)	1,234	284
Tier 3	847	(135)	712	124

Solid Waste	3,199	(532)	2,667	626
Wheelabrator	230	(27)	203	34
Other	547	(21)	526	(18)

	3,976	(580)	3,396	642
Corporate and Other	—	—	—	(173)

Total	$3,976	$(580)	$3,396	$469

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

Acquisitions

Deffenbaugh Disposal, Inc. — On March 26, 2015, we acquired Deffenbaugh, one of the largest privately owned collection and disposal firms in the Midwest, for total consideration of $416 million ($413 million cash), inclusive of amounts for estimated working capital. Deffenbaugh’s assets include five collection operations, seven transfer stations, two recycling facilities, one subtitle-D landfill, and one construction and demolition landfill. Revenues and the impact on income recognized by Deffenbaugh for the time period after the acquisition in the three-month period ended March 31, 2015 are immaterial.

Goodwill of $140 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned to our Areas that will be integrating these operations as they are expected to benefit from the synergies of the combination. Goodwill related to this acquisition is not deductible for income tax purposes.

The allocation of the purchase price for the Deffenbaugh acquisition is preliminary and subject to change based on the finalization of our detailed valuations. The preliminary purchase price allocation, as of the date acquired, is as follows (in millions):

Cash and cash equivalents	$15
Accounts and other receivables	18
Parts and supplies	2
Deferred income tax asset	9
Other current assets	12
Property and equipment	212
Goodwill	140
Other intangible assets	134
Other assets	1
Accounts payable	(4)
Accrued liabilities	(12)
Deferred revenues	(5)
Landfill and environmental remediation liabilities	(21)
Deferred income tax liability	(65)
Other liabilities	(20)

Total purchase price	$416

The preliminary allocation of $134 million for other intangibles includes $128 million for customer relationships and $6 million for a trade name, each with a weighted average amortization period of 15 years.

The following pro forma consolidated results of operations have been prepared as if the acquisition of Deffenbaugh occurred at January 1, 2014 (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Operating revenues	$3,080	$3,436
Net income (loss) attributable to Waste Management, Inc.	(129)	227
Basic earnings (loss) per common share	(0.28)	0.49
Diluted earnings (loss) per common share	(0.28)	0.49

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divestitures

On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale in the fourth quarter of 2014. In the first quarter of 2015, we recognized charges of $7 million for adjustments to this gain. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments, with certain market price resets, for up to seven years.

Prior to the sale, our Wheelabrator business constituted a reportable segment, as discussed in Note 8. We concluded that the sale of our Wheelabrator business did not qualify for discontinued operations accounting under applicable authoritative guidance based on our significant continuing obligations under the long-term waste supply agreements referred to above and in Note 7.

10.	Asset Impairments and Unusual Items

(Income) expense from divestitures, assets impairments and unusual items

In the first quarter of 2015, we recognized net charges of $13 million, including $7 million of net losses associated with the sale of our Wheelabrator business in December 2014. In addition, we recognized a $5 million impairment of a landfill in our Western Canada Area due to revised post-closure cost estimates.

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

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2014	$(61)	$10	$84	$(10)	$23
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $9, $0, $0 and $0, respectively	15	—	(81)	—	(66)
Amounts reclassified from accumulated other comprehensive income, net of tax (expense) benefit of $(8), $0, $0 and $0, respectively	(12)	—	5	—	(7)

Net current period other comprehensive income (loss)	3	—	(76)	—	(73)

Balance, March 31, 2015	$(58)	$10	$8	$(10)	$(50)

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of other comprehensive income (loss) before reclassifications associated with our cash flow derivative instruments are as follows (in millions):

	Amount of Derivative Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedges	2015	2014
Forward-starting interest rate swaps	$—	$(8)
Foreign currency derivatives	24	10
Electricity commodity derivatives	—	(10)

Total before tax	24	(8)
Tax (expense) benefit	(9)	3

Net of tax	$15	$(5)

The amounts reclassified out of accumulated other comprehensive income associated with our cash flow derivative instruments are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	Amount Reclassified from Accumulated Other Comprehensive Income		Statement of Operations Classification
	Three Months Ended March 31,
Detail About Accumulated Other Comprehensive Income Components	2015	2014
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(3)	$(1)	Interest expense
Treasury rate locks	(3)	(1)	Interest expense
Foreign currency derivatives	26	13	Other, net
Electricity commodity derivatives	—	(9)	Operating revenues

	20	2	Total before tax
	(8)	(1)	Tax (expense) benefit

Total reclassifications for the period	$12	$1	Net of tax

12.	Share Repurchases

Our share repurchases have been made in accordance with financial plans approved by our Board of Directors. We announced in February 2015 that the Board of Directors has authorized up to $1 billion in future share repurchases. Any future share repurchases pursuant to this authorization will be made at the discretion of management.

In February 2014, the Board of Directors authorized up to $600 million in share repurchases. During the third quarter of 2014, we entered into accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $600 million of our common stock. At the beginning of the ASR repurchase periods, we delivered $600 million in cash and received 9.6 million shares, which represented 70% of the shares expected to be repurchased based on then-current market prices. These agreements were completed in February 2015 and we received 2.8 million additional shares. The final weighted average per share price for the completed ASR agreements was $48.58.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ASR agreements were accounted for as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASR agreements and (ii) as a forward contract indexed to our own common stock for the undelivered shares. The initial delivery of shares is included in treasury stock at a cost of $420 million and resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The $180 million forward contract indexed to our own stock met the criteria for equity classification and this amount was initially recorded in additional paid-in capital and reclassified to treasury stock in the first quarter of 2015 upon completion of the ASR agreements.

13.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at March 31, 2015 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$242	$242	$—	$—
Fixed-income securities	37	—	37	—
Redeemable preferred stock	45	—	—	45
Foreign currency derivatives	53	—	53	—

Total assets	$377	$242	$90	$45

Liabilities:
Foreign currency derivatives	$1	$—	$1	$—

Total liabilities	$1	$—	$1	$—

		Fair Value Measurements at December 31, 2014 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$1,335	$1,335	$—	$—
Fixed-income securities	38	—	38	—
Redeemable preferred stock	44	—	—	44
Foreign currency derivatives	28	—	28	—

Total assets	$1,445	$1,335	$66	$44

(a)

Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value currently available. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

methodologies may include transactions in similar instruments, discounted cash flow analysis, third-party appraisals or industry multiples and public comparables. There has not been any significant change in the fair value of the redeemable preferred stock since our assessment at December 31, 2014.

Fair Value of Debt

At March 31, 2015 and December 31, 2014, the carrying value of our debt was approximately $9.2 billion and $9.4 billion, respectively. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 4.

The estimated fair value of our debt was approximately $10.0 billion and $10.6 billion at March 31, 2015 and December 31, 2014, respectively. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments. The decrease in the fair value of our debt when comparing March 31, 2015 with December 31, 2014 is primarily related to the net repayment of $212 million of our debt, a substantial portion of which was related to our debt refinancing as further discussed in Note 3. This refinancing resulted in a reduction of high-coupon debt and the payment of related market premiums on these notes, and the replacement of this debt with new notes with a fair value that closely approximates book value.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2015 and December 31, 2014. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

In December 2014, we purchased the noncontrolling interests in the LLCs from Hancock and CIT in anticipation of our sale of our Wheelabrator business. The LLCs were then subsequently sold as part of the divestment. See Note 9 for further discussion of the sale of our Wheelabrator business.

Prior to the acquisitions of the noncontrolling interests, we had determined that we were the primary beneficiary of the LLCs and consolidated these entities in our Condensed Consolidated Financial Statements because (i) all of the equity owners of the LLCs were considered related parties for purposes of applying this

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting guidance; (ii) the equity owners shared power over the significant activities of the LLCs and (iii) we were the entity within the related party group whose activities were most closely associated with the LLCs.

During the three months ended March 31, 2014, we recognized reductions in earnings of $11 million for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings which are included in our consolidated net income. The LLCs’ earnings related to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income was eliminated in WM’s consolidation.

Significant Unconsolidated Variable Interest Entities

Investment in Refined Coal Facility — In 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. As of March 31, 2015 and December 31, 2014, our investment balance was $36 million and $32 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Required capital contributions commenced in 2013 and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Low-Income Housing Properties — In 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At March 31, 2015 and December 31, 2014, our investment balance was $98 million and $104 million, respectively, and our debt balance was $98 million and $104 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheet. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.” These trusts had a fair value of $93 million and $129 million at March 31, 2015 and December 31, 2014, respectively. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheets, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $115 million and $113 million as of March 31, 2015 and December 31, 2014, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As the party with primary responsibility to fund the related final capping, closure, post-closure or environmental remediation activities, we are exposed to risk of loss as a result of potential changes in the fair value of the assets of the trust. The fair value of trust assets can fluctuate due to (i) changes in the market value of the investments held by the trusts or (ii) credit risk associated with trust receivables. Although we are exposed to changes in the fair value of the trust assets, we currently expect the trust funds to continue to meet the statutory requirements for which they were established.

15.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$168	$—	$109	$—	$277
Other current assets	4	6	2,330	—	2,340

	172	6	2,439	—	2,617
Property and equipment, net	—	—	10,679	—	10,679
Investments in and advances to affiliates	17,543	17,976	6,412	(41,931)	—
Other assets	59	28	7,308	—	7,395

Total assets	$17,774	$18,010	$26,838	$(41,931)	$20,691

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$168	$—	$168
Accounts payable and other current liabilities	58	4	2,043	—	2,105

	58	4	2,211	—	2,273
Long-term debt, less current portion	5,879	304	2,856	—	9,039
Due to affiliates	6,253	159	—	(6,412)	—
Other liabilities	30	—	3,774	—	3,804

Total liabilities	12,220	467	8,841	(6,412)	15,116
Equity:
Stockholders’ equity	5,554	17,543	17,976	(35,519)	5,554
Noncontrolling interests	—	—	21	—	21

	5,554	17,543	17,997	(35,519)	5,575

Total liabilities and equity	$17,774	$18,010	$26,838	$(41,931)	$20,691

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,040	$—	$3,040
Costs and expenses	—	6	2,594	—	2,600

Income from operations	—	(6)	446	—	440

Other income (expense):
Interest expense, net	(79)	(7)	(18)	—	(104)
Loss on early extinguishment of debt	(498)	(52)	—	—	(550)
Equity in earnings of subsidiaries, net of taxes	231	273	—	(504)	—
Other, net	—	—	(8)	—	(8)

	(346)	214	(26)	(504)	(662)

Income (loss) before income taxes	(346)	208	420	(504)	(222)
Provision for (benefit from) income taxes	(217)	(23)	149	—	(91)

Consolidated net income (loss)	(129)	231	271	(504)	(131)
Less: Net income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income (loss) attributable to Waste Management, Inc.	$(129)	$231	$273	$(504)	$(129)

Three Months Ended March 31, 2014

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,396	$—	$3,396
Costs and expenses	—	—	2,927	—	2,927

Income from operations	—	—	469	—	469

Other income (expense):
Interest expense, net	(87)	(8)	(26)	—	(121)
Equity in earnings of subsidiaries, net of taxes	281	286	—	(567)	—
Other, net	—	—	(12)	—	(12)

	194	278	(38)	(567)	(133)

Income (loss) before income taxes	194	278	431	(567)	336
Provision for (benefit from) income taxes	(34)	(3)	136	—	99

Consolidated net income (loss)	228	281	295	(567)	237
Less: Net income (loss) attributable to noncontrolling interests	—	—	9	—	9

Net income (loss) attributable to Waste Management, Inc.	$228	$281	$286	$(567)	$228

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2015
Comprehensive income (loss)	$(125)	$231	$194	$(504)	$(204)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive income (loss) attributable to Waste Management, Inc.	$(125)	$231	$196	$(504)	$(202)

Three Months Ended March 31, 2014
Comprehensive income (loss)	$224	$281	$234	$(567)	$172
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	9	—	9

Comprehensive income (loss) attributable to Waste Management, Inc.	$224	$281	$225	$(567)	$163

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(129)	$231	$271	$(504)	$(131)
Equity in earnings of subsidiaries, net of taxes	(231)	(273)	—	504	—
Other adjustments	(23)	(10)	663	—	630

Net cash provided by (used in) operating activities	(383)	(52)	934	—	499

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(445)	—	(445)
Capital expenditures	—	—	(233)	—	(233)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	19	—	19
Net receipts from restricted trust and escrow accounts and other, net	—	—	31	—	31

Net cash provided by (used in) investing activities	—	—	(628)	—	(628)

Cash flows from financing activities:
New borrowings	1,781	—	36	—	1,817
Debt repayments	(1,820)	(144)	(65)	—	(2,029)
Premiums paid on early extinguishment of debt	(502)	(52)	—	—	(554)
Cash dividends	(176)	—	—	—	(176)
Exercise of common stock options	39	—	—	—	39
Distributions paid to noncontrolling interests and other	5	—	—	—	5
(Increase) decrease in intercompany and investments, net	(11)	248	(237)	—	—

Net cash provided by (used in) financing activities	(684)	52	(266)	—	(898)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	(1,067)	—	37	—	(1,030)
Cash and cash equivalents at beginning of period	1,235	—	72	—	1,307

Cash and cash equivalents at end of period	$168	$—	$109	$—	$277

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Three Months Ended March 31, 2014

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$228	$281	$295	$(567)	$237
Equity in earnings of subsidiaries, net of taxes	(281)	(286)	—	567	—
Other adjustments	(54)	(8)	409	—	347

Net cash provided by (used in) operating activities	(107)	(13)	704	—	584

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(11)	—	(11)
Capital expenditures	—	—	(266)	—	(266)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	166	—	166
Net receipts from restricted trust and escrow accounts and other, net	—	—	(11)	—	(11)

Net cash provided by (used in) investing activities	—	—	(122)	—	(122)

Cash flows from financing activities:
New borrowings	870	—	43	—	913
Debt repayments	(850)	—	(78)	—	(928)
Cash dividends	(174)	—	—	—	(174)
Exercise of common stock options	14	—	—	—	14
Distributions paid to noncontrolling interests and other	1	—	(5)	—	(4)
(Increase) decrease in intercompany and investments, net	246	13	(259)	—	—

Net cash provided by (used in) financing activities	107	13	(299)	—	(179)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	—	—	281	—	281
Cash and cash equivalents at beginning of period	—	—	58	—	58

Cash and cash equivalents at end of period	$—	$—	$339	$—	$339

16.	New Accounting Standard Pending Adoption (Unaudited)

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

On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year; although early adoption will be permitted after January 1, 2017. The FASB expects to issue an Accounting Standards Update for public comment during the second quarter of 2015.

Item 2. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Some of the risks that we believe could affect our business and financial statements for 2015 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company include the following:

•

competition may negatively affect our profitability or cash flows, our pricing strategy may have negative effects on volumes, and inability to execute our pricing strategy while retaining and attracting customers may negatively affect our average yield on collection and disposal business;

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

•

we may be unable to identify desirable acquisition targets, negotiate advantageous transactions or realize the benefits expected from such transactions, which could adversely impact our growth strategy, earnings and cash flow;

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

•

certain materials processed by our recycling operations are subject to significant commodity price fluctuations, as are methane gas and other energy-related products marketed and sold by our landfill gas recovery operations; fluctuations in commodity prices may have negative effects on our operating results;

•	changes in oil and gas prices and drilling activity, and changes in applicable regulations, could adversely affect our Energy Services business;

•

increasing customer preference for alternatives to traditional disposal, government mandates requiring recycling and prohibiting disposal of certain types of waste, and overall reduction of waste generated could continue to have a negative effect on volumes of waste going to our landfills;

•

developments in technology could trigger a fundamental change in the waste management industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and our profitability;

•

our existing and proposed service offerings to customers may require that we develop or license, and protect, new technologies; and our inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources;

•

we are investing in emerging technologies to provide disposal alternatives; such emerging technologies may not perform as intended or may experience other difficulties or delays that prevent us from realizing a return on our investment;

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, recycling and resource recovery, and disposal services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the United States. In December 2014, we completed the sale of our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants.

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

Key items of our financial results for the current quarter include:

•

Revenues of $3,040 million compared with $3,396 million in the first quarter of 2014, a decrease of $356 million, or 10.5%. This decrease in revenues is primarily attributable to (i) divestitures which lowered revenues by $220 million, primarily the sale of our Wheelabrator business in December 2014; (ii) lower volumes which decreased our revenues by $95 million; (iii) year-over-year commodity price declines which lowered revenues by $42 million; (iv) lower fuel surcharges and mandated fees of $36 million due primarily to lower year-over-year average fuel prices and (v) foreign currency translation of $25 million related to our Canadian operations. These decreases were partially offset by positive revenue growth from yield on our collection and disposal operations of $54 million, or 2.0%;

•

Operating expenses of $1,946 million, or 64.0% of revenues, compared with $2,232 million, or 65.7% of revenues, in the first quarter of 2014. This decrease of $286 million is attributable to (i) reduced operating costs of $155 million associated with divestitures, primarily the sale of our Wheelabrator business; (ii) lower fuel costs of $51 million due to lower year-over-year average fuel prices; (iii) lower subcontractor expenses of $34 million primarily associated with lower volumes and (iv) lower cost of goods sold of $32 million primarily associated with lower commodity prices;

•

Selling, general and administrative expenses decreased by $27 million, or 7.2%, from $375 million in the first quarter of 2014 to $348 million in the first quarter of 2015, driven primarily by restructuring savings associated with our August 2014 restructuring and selling, general and administrative expenses associated with divestitures;

•	Income from operations of $440 million, or 14.5% of revenues, compared with $469 million, or 13.8% of revenues, in the first quarter of 2014;

•

Interest expense, net decreased by $17 million, or 14.0%, from $121 million in the first quarter of 2014 to $104 million in the first quarter of 2015, driven primarily by the debt refinancing activities discussed below; and

•

Net loss attributable to Waste Management, Inc. of $129 million, or $0.28 per diluted share, as compared with net income of $228 million, or $0.49 per diluted share in the first quarter of 2014. The year-over-year comparison has been negatively affected by the loss on early extinguishment of debt discussed below.

Our first quarter of 2015 results were affected by the following:

•

The recognition of a pre-tax loss of $550 million associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through a make-whole redemption and cash tender offer. We replaced substantially all of the debt extinguished with new senior notes at significantly lower coupon interest rates, which will reduce future interest expense and extend the average maturity of our debt obligations. These charges incurred for the redemption had a negative impact of $0.74 on our diluted loss per share; and

•

The recognition of pre-tax charges of $14 million associated with divestitures, impairments and restructuring, which include a $7 million net loss associated with the sale of our Wheelabrator business in December 2014 and a $5 million impairment charge related to a landfill in our Western Canada Area. Combined, these charges had a negative impact of $0.03 on our diluted loss per share.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$499	$584
Capital expenditures	(233)	(266)
Proceeds from divestitures of businesses and other assets (net of cash divested)	19	166

Free cash flow	$285	$484

When comparing our cash flows from operating activities for the reported periods, the decrease of $85 million was primarily related to (i) lower cash earnings, primarily attributable to the sale our Wheelabrator business in the fourth quarter of 2014 and (ii) approximately $65 million of incremental incentive plan payments in the first quarter of 2015 when compared to the first quarter of 2014, offset by the payment of $36 million to terminate our forward starting swaps in March 2014.

The decrease in proceeds from divestitures of businesses and other assets (net of cash divested) is largely driven by the sale of our investment in Shanghai Environment Group (“SEG”), which was part of our Wheelabrator business, in the first quarter of 2014 for $155 million.

Acquisitions and Divestitures

Acquisition of Deffenbaugh Disposal, Inc. — On March 26, 2015, we acquired Deffenbaugh Disposal, Inc. (“Deffenbaugh”), one of the largest privately owned collection and disposal firms in the Midwest, for total consideration of $416 million ($413 million cash), inclusive of amounts for estimated working capital. Deffenbaugh’s assets include five collection operations, seven transfer stations, two recycling facilities, one subtitle-D landfill, and one construction and demolition landfill. Revenues and the impact on income recognized by Deffenbaugh for the time period after acquisition in the three-month period ended March 31, 2015 are immaterial.

Divestiture of Wheelabrator Business — On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale in the fourth quarter of 2014. In the first quarter of 2015, we recognized charges of $7 million for adjustments to this gain. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments, with certain market price resets, for up to seven years.

In addition to the divestiture of our Wheelabrator business in 2014, we also divested our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014, as well as certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014. In total, these divested businesses and assets provided $0.04 of earnings per diluted share in the first quarter of 2014.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, deferred income taxes and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 geographic Areas. Our prior year data includes results of our Wheelabrator segment, which we divested in December 2014. We also provide additional services that are not managed through our Solid Waste business, including Strategic Business Solutions (“WMSBS”), Energy and Environmental Services, recycling brokerage and electronic recycling services, landfill gas-to-energy services and expanded service offerings and solutions. In addition, we offer portable self-storage services through a joint venture; fluorescent bulb and universal waste mail-back through our LampTracker® program; portable restroom servicing under the name Port-o-Let® and street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties. These operations are presented as “Other” in the table below. The following table summarizes revenues during each period (in millions):

	Three Months Ended March 31,
	2015	2014
Solid Waste:
Tier 1	$831	$850
Tier 2	1,468	1,502
Tier 3	798	847

Solid Waste	3,097	3,199
Wheelabrator	—	230
Other	478	547
Intercompany	(535)	(580)

Total	$3,040	$3,396

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended March 31,
	2015	2014
Commercial	$820	$846
Residential	612	635
Industrial	509	516
Other	76	77

Total collection	2,017	2,074
Landfill	635	632
Transfer	308	306
Wheelabrator	—	230
Recycling	282	347
Other	333	387
Intercompany	(535)	(580)

Total	$3,040	$3,396

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended March 31, 2015 vs. 2014
	Amount	As a % of Total Company(a)
Average yield(b)	$(24)	(0.7)%
Volume	(95)	(3.0)

Internal revenue growth	(119)	(3.7)
Acquisitions	8	0.2
Foreign currency translation	(25)	(0.8)

Subtotal (excluding Divestitures)	(136)	(4.3)%
Divestitures	(220)

Total	$(356)

(a)

Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,176 million).

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

	Period-to-Period Change for the Three Months Ended March 31, 2015 vs. 2014
	Amount	As a % of Related Business(i)
Average yield:
Collection and disposal	$54	2.0%
Recycling commodities	(42)	(12.2)
Fuel surcharges and mandated fees	(36)	(21.3)

Total	$(24)	(0.7)%

(i)

Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three months ended March 31, 2014 adjusted to exclude the impacts of divestitures (in millions):

Denominator
Three Months Ended March 31
Related business revenues:
Collection and disposal	$2,664
Recycling commodities	343
Fuel surcharges and mandated fees	169

Total Company	$3,176

Our revenues decreased $356 million, or 10.5%, as compared with prior year. The $356 million revenue decline in our current period is primarily driven by (i) $220 million on account of divestitures, principally our Wheelabrator business in December 2014, our Puerto Rico operations in the second quarter of 2014, and certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014; (ii) lower volumes; (iii) lower recyclable commodity prices; (iv) lower revenues from our fuel surcharge program and (v) foreign currency translation, which affects revenues from our Canadian operations. Partially offsetting these revenue declines were (i) revenue growth from yield on our collection and disposal operations and (ii) revenue from acquired operations.

The following provides further details associated with our period-to-period change in revenues.

Average yield

Collection and disposal average yield — This measure reflects the effect on our revenue from the pricing activities of our collection, transfer, and landfill operations, exclusive of volume changes. Revenue growth from collection and disposal average yield includes not only base rate changes and environmental and service fee increases, but also (i) certain average price changes related to the overall mix of services, which are due to both the types of services provided and the geographic locations where our services are provided; (ii) changes in average price from new and lost business and (iii) price decreases to retain customers. Revenue growth from collection and disposal average yield was $54 million, or 2.0%, for the quarter ended March 31, 2015.

We experienced growth in all three of our principal collection lines of business in the current quarter. The details are as follows (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2015 vs. 2014
	Amount	As a % of Related Business
Commercial	$27	3.6%
Industrial	13	2.9
Residential	10	1.6

	$50

Our year-over-year yield growth continues to benefit from our pricing strategy that focuses on price increases with lower rollbacks. Conversely, our revenue growth due to volume has been negatively affected by our pricing strategy. However, we have seen volume declines in the collection line of business lessen in recent quarters. Our pricing strategy and our focus on controlling variable costs have consistently provided margin improvements in our collection line of business. In fact, we saw positive margin improvements in all three of our principal collection lines of business for the quarter ended March 31, 2015. Other drivers affecting the current period average yield include:

•

A fee instituted to help us recover a portion of the significant regulatory costs and fees, such as host fees and disposal taxes, which have not been recouped by our pricing programs. This fee contributed approximately $11 million to our revenue growth for the three months ended March 31, 2015, principally in our collection business, with the most significant impact in our commercial line of business.

•

Revenue growth from yield in our industrial line of business was aided partially by our Energy Services business, which typically has higher average rates due to extended transportation distances, special waste handling costs and higher disposal costs as compared with our typical industrial business.

•	In our residential line of business, we continue to focus on bidding on contracts that improve our yield performance and increase our overall returns.

•	Our landfill and transfer station operations also contributed to our year-over-year yield growth for the three months ended March 31, 2015.

Recycling commodities — Decreases in the prices of the recycling commodities we sell resulted in revenue declines of $42 million for the three months ended March 31, 2015, compared with the same prior year period. Our year-over-year average commodity prices declined approximately 14% as compared with the same prior year period.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, decreased $36 million for the three months ended March 31, 2015. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. We experienced fuel price declines of approximately 26% for the three months ended March 31, 2015, as compared with the prior year period, which caused a decline in our fuel surcharge revenues. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume — Declines in our volumes caused our revenue to decrease $95 million, or 3.0%, for the three months ended March 31, 2015, as compared with the prior year period.

Drivers affecting the comparability of volumes for the period presented are as follows:

•

The collection business is the main driver of our volume decline. Our volume fluctuations are generally attributable to economic conditions, pricing changes, competition and diversion of waste by customers. Our revenue growth due to volume has been negatively affected by our pricing strategy. As a result of both the very competitive environment and our focus on reasonable returns, we continue to face challenges to keep existing contracts and to win new contracts.

•	We experienced revenue declines associated with the loss of certain large accounts in our WMSBS organization.

•

We experienced revenue declines due to lower volumes in our material recovery facilities primarily driven by the rationalization of our underperforming assets, and our inability to successfully negotiate contract renewals with certain municipal customers that reflect current market conditions.

•	We experienced revenue declines due to lower volumes in our ancillary services, primarily driven by declines in our WM Renewable Energy Program and our oil and gas producing properties.

•

We experienced higher landfill volumes primarily driven by our municipal solid waste business. In addition, higher transfer station volumes in the Southern U.S. helped offset our total volume decline for the three months ended March 31, 2015.

Divestitures — Revenues decreased $220 million due to divestitures for the three months ended March 31, 2015, primarily due to (i) the divestiture of our Wheelabrator business in December 2014; (ii) the divestiture of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014 and (iii) the divestiture of certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014.

Operating Expenses

Our operating expenses decreased by $286 million, or 12.8%, for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. Our operating expenses as a percentage of revenues decreased to 64.0% in the current period from 65.7% in the prior year period.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three-month periods ended March 31 (dollars in millions), with significant changes in our operating expenses discussed below:

	2015	2014	Period-to- Period Change

Labor and related benefits	$564	$606	$(42)	(6.9)%
Transfer and disposal costs	217	217	—	—
Maintenance and repairs	241	303	(62)	(20.5)
Subcontractor costs	262	300	(38)	(12.7)
Cost of goods sold	185	237	(52)	(21.9)
Fuel	97	150	(53)	(35.3)
Disposal and franchise fees and taxes	149	154	(5)	(3.2)
Landfill operating costs	61	60	1	1.7
Risk management	53	56	(3)	(5.4)
Other	117	149	(32)	(21.5)

	$1,946	$2,232	$(286)	(12.8)%

Divestitures — During 2014, we divested our Wheelabrator business, our Puerto Rico operations, and certain landfill and collection operations in our Eastern Canada Area. Divestitures reduced our operating expenses by $155 million. Commensurately, our revenues decreased by $220 million due to divestitures when compared to the prior year period, as mentioned above. Although these divestitures decreased costs in all operating expense categories, the most material reductions were (i) $61 million in maintenance and repairs; (ii) $25 million in labor and related benefits; (iii) $21 million in other and (iv) $20 million in cost of goods sold.

In addition to the impact of divestitures noted above, other significant items by category of expense include:

Labor and related benefits — The decrease in labor and related benefits costs is due primarily to the following:

•	Lower headcount and contract labor due to lower volumes in our collection and recycling lines of business;

•	Decreased health and welfare costs, partially offset by;

•	Higher wages due to merit increases effective in the second quarter of 2014.

Subcontractor costs — The decrease in subcontractor costs compared to the prior period was primarily driven by (i) volume declines related to the loss of certain large accounts in our WMSBS organization and (ii) lower recycling volumes.

Cost of goods sold — The decrease in cost of goods sold is due to the following conditions in our recycling business:

•	Lower commodity prices;

•	Increased efforts to reduce controllable recycling rebates paid to customers;

•	Better alignment of rebate structures to commodity prices for new recycling contracts; and

•	Ongoing recycling business improvement efforts around inbound quality control.

Fuel — The decrease in fuel expense in the current period when compared to the prior period was driven by (i) lower fuel prices; (ii) lower fuel purchases due to reduced collection volumes and (iii) lower costs resulting from the conversion of our fleet to CNG vehicles.

Selling, General and Administrative

Our selling, general and administrative expenses decreased by $27 million, or 7.2%, when comparing the three months ended March 31, 2015 with the same period of 2014. Our selling, general and administrative expenses as a percentage of revenues increased to 11.4% in the current period from 11.0% in the prior year period.

The following table summarizes the major components of our selling, general and administrative expenses for the three-month periods ended March 31 (dollars in millions):

	2015	2014	Period-to- Period Change

Labor and related benefits	$223	$243	$(20)	(8.2)%
Professional fees	28	26	2	7.7
Provision for bad debts	12	13	(1)	(7.7)
Other	85	93	(8)	(8.6)

	$348	$375	$(27)	(7.2)%

As a result of our August 2014 reorganization, selling, general and administrative costs decreased approximately $20 million, predominately in labor and related benefits. Further, our continued focus on controlling costs resulted in year-over-year declines in our other expense category, particularly our (i) building and equipment; (ii) telecommunications; (iii) travel and entertainment and (iv) dues and subscription costs. In addition, our 2014 divestiture of our Wheelabrator business, our Puerto Rico operations, and certain landfill and collection operations in our Eastern Canada Area decreased costs by $12 million and affected all of our expense categories. These cost declines were partially offset by increased fees related to acquisitions, which are included in professional fees.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three-month periods ended March 31 (dollars in millions):

	2015	2014	Period-to- Period Change

Depreciation of tangible property and equipment	$186	$213	$(27)	(12.7)%
Amortization of landfill airspace	89	84	5	6.0
Amortization of intangible assets	17	20	(3)	(15.0)

	$292	$317	$(25)	(7.9)%

The decrease in depreciation and amortization expense for the first quarter of 2015 compared to the first quarter of 2014 is primarily due to the December 2014 sale of our Wheelabrator business as discussed further in Note 9 to the Condensed Consolidated Financial Statements.

(Income) Expense from Divestitures, Assets Impairments and Unusual Items

In the first quarter of 2015, we recognized net charges of $13 million, including $7 million of net losses associated with the sale of our Wheelabrator business in December 2014. In addition, we recognized a $5 million impairment of a landfill in our Western Canada Area due to revised post-closure cost estimates.

Income from Operations

The following table summarizes income from operations for the three-month periods ended March 31 (dollars in millions):

	2015	2014	Period-to- Period Change

Solid Waste:
Tier 1	$211	$218	(7)	(3.2)%
Tier 2	276	284	(8)	(2.8)
Tier 3	126	124	2	1.6

Solid Waste	613	626	(13)	(2.1)
Wheelabrator	(7)	34	(41)	*
Other	(23)	(18)	(5)	27.8
Corporate and Other	(143)	(173)	30	(17.3)

Total	$440	$469	$(29)	(6.2)%

*	Percentage change does not provide a meaningful comparison.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three months ended March 31, 2015 as compared with the prior year period are summarized below:

•

Results from our recycling business were unfavorable compared to the prior year period principally due to (i) lower market prices for recyclable commodities and (ii) lower volumes. These unfavorable variances were partially offset by reduced costs driven, in part, by (i) increased efforts to reduce controllable recycling rebates paid to customers; (ii) better alignment of rebate structures to commodity prices for new recycling contracts and (iii) ongoing business improvement efforts around inbound quality control;

•	Our base business, excluding recycling, benefited from (i) internal revenue growth, principally in our collection business and (ii) the impact of lower fuel prices; offset, in part, by

•	Merit increases effective in the second quarter of 2014;

•	The transfer of certain sales employees included in our Corporate and Other segment in the prior year period;

•	The impairment to a landfill in the current period, located in Tier 1; and

•	The unfavorable impact of foreign currency fluctuations, which affects our Canadian operations.

Significant items affecting the comparability of the remaining components of our results of operations for the three months ended March 31, 2015 are summarized below:

Wheelabrator — We divested of our Wheelabrator business in the fourth quarter of 2014. In the first quarter of 2015, we incurred charges for adjustments to the gain on sale of the business.

Other — Lower year-over-year earnings in our renewable energy business resulting from favorable weather related prices in the prior year period.

Corporate and Other — The most significant items affecting the comparability of expenses for the periods presented include:

•	Restructuring savings benefits related to our reorganization in the third quarter of 2014;

•	The transfer of certain sales employees to our Solid Waste segment that were included in this segment in the prior year period; and

•	Lower group insurance costs in the current period.

Interest Expense, net

Our interest expense, net was $104 million and $121 million during the three months ended March 31, 2015 and March 31, 2014, respectively. The decrease of $17 million is primarily attributable to the decision to refinance a significant portion of our high-coupon senior notes during the first quarter of 2015. As a result of the combination of a make-whole redemption of certain senior notes, a cash tender offer to purchase certain senior notes and the issuance of $1.8 billion of new senior notes, we reduced the weighted average interest rate of our senior note portfolio by 1%.

Loss on Early Extinguishment of Debt

During the first quarter of 2015, we decided to refinance a significant portion of our high-coupon senior notes. As a result of the combination of a make-whole redemption of certain senior notes, a cash tender offer to purchase certain senior notes and the issuance of $1.8 billion of new senior notes, we reduced the weighted average interest rate of our senior note portfolio by 1% and extended the weighted average duration of these debt obligations by three years. Additional details related to each component of the refinancing follow:

Make-Whole Redemption – In January 2015, we repaid $947 million of WM senior notes, which comprised all of the outstanding senior notes maturing in 2015, 2017 and 2019. The repayment of these debt balances was achieved by exercising the optional redemption provisions of the notes, which required that we pay the outstanding principal plus a make-whole premium. “Loss on early extinguishment of debt” in our Condensed Consolidated Statement of Operations for the current quarter includes charges of $122 million related to these redemptions.

Tender Offer – In February 2015, WM and WM Holdings made a cash tender offer to purchase any and all of certain outstanding senior notes. The series of notes targeted in the tender and the amount tendered of each series are summarized below:

•	$449 million of WM Holdings 7.10% senior notes due 2026, of which $145 million were tendered;

•	$577 million of WM 7.00% senior notes due 2028, of which $179 million were tendered;

•	$223 million of WM 7.375% senior notes due 2029, of which $84 million were tendered;

•	$496 million of WM 7.75% senior notes due 2032, of which $283 million were tendered; and

•	$600 million of WM 6.125% senior notes due 2039, of which $326 million were tendered.

“Loss on early extinguishment of debt” in our Condensed Consolidated Statement of Operations for the current quarter includes charges of $428 million related to this tender offer.

Equity in Net Losses of Unconsolidated Entities

We recognized “Equity in net losses of unconsolidated entities” of $8 million and $9 million for the three months ended March 31, 2015 and 2014, respectively. These losses are primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 14 to the Condensed Consolidated Financial Statements for more information related to these investments.

Provision for Income Taxes

We recorded a benefit from income taxes of $91 million during the first quarter of 2015, representing an effective income tax rate of 41.0%, compared with a provision for income taxes of $99 million during the first quarter of 2014, representing an effective income tax rate of 29.6%.

Our benefit from income taxes for the three months ended March 31, 2015 was primarily due to the impact of loss on early extinguishment of debt. Our provision for income taxes for the three months ended March 31, 2014 benefited from a revaluation of deferred taxes and utilization of state net operating losses due to a state law change.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes by $11 million for each of the three months ended March 31, 2015 and 2014. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests was $(2) million and $9 million for the three months ended March 31, 2015 and 2014, respectively. The income for the three months ended March 31, 2014 was principally related to third parties’ equity interests in two limited liability companies (“LLCs”) that owned three waste-to-energy facilities operated by our Wheelabrator business. In December 2014, we purchased the noncontrolling interests in the LLCs from the third parties in anticipation of our sale of the Wheelabrator business. The LLCs were then subsequently sold as part of the divestment of our Wheelabrator business. Refer to Notes 9 and 14 to the Condensed Consolidated Financial Statements for information related to the sale of our Wheelabrator business and the consolidation of these variable interest entities, respectively.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$277	$1,307

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$93	$129
Tax-exempt bond funds	1	1
Other	39	41

Total restricted trust and escrow accounts	$133	$171

Debt:
Current portion	$168	$1,090
Long-term portion	9,039	8,345

Total debt	$9,207	$9,435

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$29	$45

Cash and cash equivalents — Cash and cash equivalents at December 31, 2014, included a portion of the $1.95 billion of proceeds from the divestiture of our Wheelabrator business on December 19, 2014. The decrease from December 31, 2014 to March 31, 2015 is primarily related to the use of available cash to pay premiums on the early extinguishment of debt and the acquisition of Deffenbaugh, discussed further in Notes 3 and 9, respectively, to the Condensed Consolidated Financial Statements.

Restricted trust and escrow accounts — Restricted trust and escrow accounts at both December 31, 2014 and March 31, 2015 include the $29.2 million funding of a legal settlement pending final court approval for disbursement. On March 31, 2015, the Final Order was signed by the District Court and the settlement was paid in full shortly thereafter. See Note 7 to the Condensed Consolidated Financial Statements for additional information related to this settlement. The decrease in final capping, closure, post-closure and environmental remediation funds from December 31, 2014 to March 31, 2015 is primarily due to the closure of certain trust and escrow accounts which were converted to other forms of financial assurance.

Debt — During the first quarter of 2015, we elected to refinance a significant portion of our high-coupon senior notes in order to reduce the weighted average interest rate and extend the weighted average duration of our debt balances. We achieved this with a combination of a make-whole redemption of certain senior notes, a cash tender offer to purchase certain senior notes and the issuance of $1.8 billion of new senior notes consisting of:

•	$600 million of 3.125% senior notes due March 1, 2025;

•	$450 million of 3.90% senior notes due March 1, 2035; and

•	$750 million of 4.10% senior notes due March 1, 2045.

The net proceeds from these debt issuances were $1.78 billion. The Company used the proceeds from the 2025 notes for general corporate purposes. The proceeds from the 2035 notes and the 2045 notes were used to pay the purchase price and accrued interest for the notes redeemed through the tender offer discussed above and for general corporate purposes.

See Note 3 to the Condensed Consolidated Financial Statements for more information related to the debt transactions.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three-month periods ended March 31 (in millions):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$499	$584

Net cash used in investing activities	$(628)	$(122)

Net cash used in financing activities	$(898)	$(179)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows in the first quarter of 2015 as compared with the first quarter of 2014 are summarized below:

•

Decrease in earnings — Our income from operations, excluding depreciation and amortization, decreased by $54 million, on a year-over-year basis, predominantly driven by the sale of our Wheelabrator business in the fourth quarter of 2014.

•

Increase in bonus payments — Payments for our annual incentive plans are typically paid in the first quarter of the year for the prior year. Our cash flow from operations was unfavorably impacted by approximately $65 million on a year-over-year basis, as the annual incentive plan payments made in the first quarter of 2015 were significantly higher than the payments made in the first quarter of 2014.

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

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures — On a year-over-year basis the net changes in our working capital accounts were essentially flat. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable changes, which are affected by both cost changes and timing of payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three months period ended March 31, 2015 and 2014 are summarized below:

•	Capital expenditures — We used $233 million and $266 million during the first quarters of 2015 and 2014, respectively, for capital expenditures.

•

Acquisitions — Our spending on acquisitions was $445 million in the first quarter of 2015 compared with $11 million in the first quarter of 2014. In 2015, our acquisitions consisted primarily of the collection and disposal operations of Deffenbaugh, which is discussed in Note 9 to the Condensed Consolidated Financial Statements.

•	Divestitures — In the first quarter of 2014, we sold our investment in SEG and received cash proceeds of $155 million.

Net Cash Used in Financing Activities — During the first quarter of 2015, net cash used in financing activities was $898 million, compared with $179 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the three months ended March 31, 2015 and 2014 are summarized below:

•	Debt borrowings (repayments) — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Three Months Ended March 31,
	2015	2014
Borrowings:
U.S. revolving credit facility	$—	$870
Canadian credit facility and term loan	—	19
Senior notes	1,781	—
Capital leases and other debt	36	24

	$1,817	$913

Repayments:
U.S. revolving credit facility	$—	$(500)
Canadian credit facility and term loan	(8)	(44)
Senior notes	(1,964)	(350)
Tax-exempt bonds	(15)	—
Capital leases and other debt	(42)	(34)

	$(2,029)	$(928)

Net repayments	$(212)	$(15)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Premiums paid on early extinguishment of debt — Premiums paid on early extinguishment of debt of $554 million during the first quarter of 2015 relate to (i) charges for make-whole premiums on certain senior notes that the Company decided to redeem in advance of their scheduled maturities and (ii) charges related to the tender offer for certain senior notes of WM and WM Holdings. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of debt transactions in the first quarter of 2015.

•

Dividend payments — We paid $176 million in cash dividends in the first quarter of 2015 compared with $174 million in the first quarter of 2014. The increase in dividend payments is primarily due to our quarterly per share dividend declared increasing from $0.375 in 2014 to $0.385 in 2015.

•

Share repurchases — We announced in February 2015 that the Board of Directors has authorized up to $1 billion in future share repurchases. No shares were repurchased in the first quarter of 2015 under this authorization.

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

Taking accelerated deductions results in increased cash taxes in subsequent periods when the deductions related to the capital expenditures would have otherwise been taken. Overall, the effect of all applicable years’ bonus depreciation programs results in increased cash taxes of $90 million in 2015. Separately, our tax payments in 2015 are expected to be approximately $425 million lower than the tax payments made in 2014 primarily due to (i) lower pre-tax earnings due to loss on early extinguishment of debt and (ii) an anticipated overpayment of taxes in 2014.

Uncertain Tax Positions — We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that approximately $10 million of liabilities for unrecognized tax benefits, including accrued interest, and $3 million of related tax assets may be reversed within the next 12 months. The anticipated reversals are primarily related to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 14 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2015, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year; although early adoption will be permitted after January 1, 2017. The FASB expects to issue an Accounting Standards Update for public comment during the second quarter of 2015.

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

Information about market risks as of March 31, 2015, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls	and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2015. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

Information regarding our legal proceedings can be found under the “Environmental Matters” and “Litigation” sections of Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 in response to Item 1A to Part I of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes common stock repurchases made during the first quarter of 2015 (shares in millions):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 — 31	—		$—		—	$1 billion	(a)

February 1 — 28	2.8	(b)	$—	(b)	2.8	$1 billion	(c)

March 1 — 31	—		$—		—	$1 billion

Total	2.8		$—		2.8

(a)	We announced in February 2015 that the Board of Directors has authorized up to $1 billion in future share repurchases.
(b)

In February 2014, the Board of Directors authorized up to $600 million in share repurchases. During the third quarter of 2014, the Company entered into accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $600 million of our common stock. At the beginning of the ASR repurchase periods, we delivered the $600 million in cash and received 9.6 million shares, which represented 70% of the shares expected to be repurchased based on then-current market prices. These agreements were completed in February 2015 and we received 2.8 million additional shares. The final weighted average per share purchase price for the completed ASR agreements was $48.58.

(c)

The Company delivered $600 million in cash to the counterparties of the ASR agreements at the beginning of the repurchase periods pursuant to the Board of Directors’ authorization for $600 million of share repurchases in 2014. As a result, the Company’s receipt of 2.8 million additional shares when the ASR agreements were completed in February 2015 had no impact on the $1 billion authorization by the Board of Directors announced in February 2015.

Item 4.	Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6.    Exhibits.

Exhibit No.		Description

4.1	—	Officers’ Certificate delivered pursuant to Section 3.01 of the Indenture establishing the terms and form of the 3.125% Senior Notes due 2025.

4.2	—	Officers’ Certificate delivered pursuant to Section 3.01 of the Indenture establishing the terms and form of the 3.900% Senior Notes due 2035.

4.3	—	Officers’ Certificate delivered pursuant to Section 3.01 of the Indenture establishing the terms and form of the 4.100% Senior Notes due 2045.

4.4	—	Guarantee Agreement by WM Holdings in favor of the holders of Waste Management, Inc.’s 3.125% Senior Notes due 2025.

4.5	—	Guarantee Agreement by WM Holdings in favor of the holders of Waste Management, Inc.’s 3.900% Senior Notes due 2035.

4.6	—	Guarantee Agreement by WM Holdings in favor of the holders of Waste Management, Inc.’s 4.100% Senior Notes due 2045.

10.1	—	Form of 2015 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 3, 2015].

10.2	—	Separation and Release Agreement between USA Waste Management Resources, LLC and Rick L Wittenbraker dated January 30, 2015.

31.1	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 29, 2015