Form 10-Q
period 2015-06-30
WASTE MANAGEMENT INC
filed 2015-07-23
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 16, 2015 was 452,250,411 (excluding treasury shares of 178,032,050).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$273	$1,307
Accounts receivable, net of allowance for doubtful accounts of $27 and $30, respectively	1,578	1,587
Other receivables	375	350
Parts and supplies	102	106
Deferred income taxes	82	115
Other assets	143	176

Total current assets	2,553	3,641
Property and equipment, net of accumulated depreciation and amortization of $16,203 and $15,968, respectively	10,665	10,657
Goodwill	5,880	5,740
Other intangible assets, net	512	440
Investments in unconsolidated entities	390	408
Other assets	578	526

Total assets	$20,578	$21,412

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$707	$740
Accrued liabilities	1,095	1,180
Deferred revenues	479	475
Current portion of long-term debt	196	1,090

Total current liabilities	2,477	3,485
Long-term debt, less current portion	8,910	8,345
Deferred income taxes	1,409	1,453
Landfill and environmental remediation liabilities	1,592	1,531
Other liabilities	783	709

Total liabilities	15,171	15,523

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,778	4,585
Retained earnings	6,680	6,888
Accumulated other comprehensive income (loss)	(34)	23
Treasury stock at cost, 178,439,138 and 171,745,077 shares, respectively	(6,044)	(5,636)

Total Waste Management, Inc. stockholders’ equity	5,386	5,866
Noncontrolling interests	21	23

Total equity	5,407	5,889

Total liabilities and equity	$20,578	$21,412

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues	$3,315	$3,561	$6,355	$6,957

Costs and expenses:
Operating	2,163	2,301	4,109	4,533
Selling, general and administrative	322	353	670	728
Depreciation and amortization	322	339	614	656
Restructuring	4	1	5	2
(Income) expense from divestitures, asset impairments and unusual items	2	35	15	37

	2,813	3,029	5,413	5,956

Income from operations	502	532	942	1,001

Other income (expense):
Interest expense, net	(95)	(115)	(199)	(236)
Loss on early extinguishment of debt	(2)	—	(552)	—
Equity in net losses of unconsolidated entities	(15)	(13)	(23)	(22)
Other, net	(1)	(2)	(1)	(5)

	(113)	(130)	(775)	(263)

Income before income taxes	389	402	167	738
Provision for income taxes	116	180	25	279

Consolidated net income	273	222	142	459
Less: Net income (loss) attributable to noncontrolling interests	(1)	12	(3)	21

Net income attributable to Waste Management, Inc.	$274	$210	$145	$438

Basic earnings per common share	$0.60	$0.45	$0.32	$0.94

Diluted earnings per common share	$0.60	$0.45	$0.32	$0.94

Cash dividends declared per common share	$0.385	$0.375	$0.77	$0.75

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated net income	$273	$222	$142	$459

Other comprehensive income (loss), net of taxes:
Derivative instruments, net	2	4	5	(2)
Available-for-sale securities, net	1	2	1	2
Foreign currency translation adjustments	13	40	(63)	(19)

Other comprehensive income (loss), net of taxes	16	46	(57)	(19)

Comprehensive income	289	268	85	440
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	12	(3)	21

Comprehensive income attributable to Waste Management, Inc.	$290	$256	$88	$419

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$142	$459
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	614	656
Deferred income tax benefit	(42)	(48)
Interest accretion on landfill liabilities	43	43
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	1	2
Provision for bad debts	18	19
Equity-based compensation expense	30	29
Excess tax benefits associated with equity-based transactions	(9)	(1)
Net gain from disposal of assets	(6)	(25)
Effect of (income) expense from divestitures, asset impairments and unusual items and other	15	37
Equity in net losses of unconsolidated entities, net of dividends	23	22
Loss on early extinguishment of debt	552	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(18)	(8)
Other current assets	11	11
Other assets	(21)	13
Accounts payable and accrued liabilities	(53)	(16)
Deferred revenues and other liabilities	15	(54)

Net cash provided by operating activities	1,315	1,139

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(454)	(26)
Capital expenditures	(529)	(474)
Proceeds from divestitures of businesses and other assets (net of cash divested)	78	266
Net receipts from restricted trust and escrow accounts	35	11
Investments in unconsolidated entities	(11)	(11)
Other	2	(60)

Net cash used in investing activities	(879)	(294)

Cash flows from financing activities:
New borrowings	1,866	1,500
Debt repayments	(2,181)	(1,925)
Premiums paid on early extinguishment of debt	(555)	—
Common stock repurchases	(300)	—
Cash dividends	(351)	(349)
Exercise of common stock options	47	31
Excess tax benefits associated with equity-based transactions	9	1
Distributions paid to noncontrolling interests	—	(22)
Other	(4)	(2)

Net cash used in financing activities	(1,469)	(766)

Effect of exchange rate changes on cash and cash equivalents	(1)	—

Increase (decrease) in cash and cash equivalents	(1,034)	79
Cash and cash equivalents at beginning of period	1,307	58

Cash and cash equivalents at end of period	$273	$137

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
	Total	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
		Shares	Amounts				Shares	Amounts
Balance, December 31, 2014	$5,889	630,282	$6	$4,585	$6,888	$23	(171,745)	$(5,636)	$23
Consolidated net income	142	—	—	—	145	—	—	—	(3)
Other comprehensive income (loss), net of taxes	(57)	—	—	—	—	(57)	—	—	—
Cash dividends declared	(351)	—	—	—	(351)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	83	—	—	13	(2)	—	2,185	72	—
Common stock repurchases	(300)	—	—	180	—	—	(8,882)	(480)
Other	1	—	—	—	—	—	3	—	1

Balance, June 30, 2015	$5,407	630,282	$6	$4,778	$6,680	$(34)	(178,439)	$(6,044)	$21

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

The Condensed Consolidated Financial Statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2015			December 31, 2014
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$102	$42	$144	$104	$43	$147
Long-term	1,403	189	1,592	1,339	192	1,531

	$1,505	$231	$1,736	$1,443	$235	$1,678

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2014 and the six months ended June 30, 2015 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2013	$1,421	$227
Obligations incurred and capitalized	54	—
Obligations settled	(69)	(21)
Interest accretion	88	5
Revisions in estimates and interest rate assumptions	(9)	25
Acquisitions, divestitures and other adjustments(a)	(42)	(1)

December 31, 2014	1,443	235
Obligations incurred and capitalized	29	—
Obligations settled	(24)	(10)
Interest accretion	43	2
Revisions in estimates and interest rate assumptions	1	4
Acquisitions, divestitures and other adjustments(b)	13	—

June 30, 2015	$1,505	$231

(a)

The amounts reported for our 2014 landfill liabilities include reductions of $25 million for divestitures, including the divestiture of our Wheelabrator business. See Note 9 for discussion of our divestitures.

(b)

The amounts reported for our 2015 landfill liabilities include an increase of $18 million associated with the acquisition of Deffenbaugh Disposal, Inc. (“Deffenbaugh”). See Note 9 for discussion of our acquisition.

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

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2015:

	June 30, 2015	December 31, 2014
U.S. revolving credit facility, maturing July 2018	$—	$—
Letter of credit facilities, maturing through December 2018	—	—
Canadian credit facility and term loan, maturing November 2017 (weighted average effective interest rate of 2.3% at June 30, 2015 and 2.6% at December 31, 2014)	162	232
Senior notes maturing through 2045, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 4.7% at June 30, 2015 and 5.7% at December 31, 2014)	6,085	6,273
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 0.08% to 5.7% (weighted average interest rate of 2.1% at June 30, 2015 and 2.2% at December 31, 2014)	2,491	2,541
Capital leases and other, maturing through 2055, interest rates up to 12%	368	389

	9,106	9,435
Current portion of long-term debt	196	1,090

	$8,910	$8,345

Debt Classification

As of June 30, 2015, our current debt balances include $196 million of debt with scheduled maturities within the next 12 months, including $112 million of tax-exempt bonds.

As of June 30, 2015, we also have $506 million of tax-exempt bonds with term interest rate periods that expire within 12 months and an additional $491 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on these bonds are reset on either a daily or weekly basis through a remarketing process. All recent remarketings have successfully placed Company bonds with investors at reasonable, market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to use availability under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”) to fund the debt obligations until they can be remarketed successfully. Accordingly, we classified these borrowings as long-term in our Condensed Consolidated Balance Sheet at June 30, 2015.

Revolving Credit and Letter of Credit Facilities

In July 2015, we amended and restated our $2.25 billion revolving credit facility, extending the term through July 2020.

As of June 30, 2015, we had an aggregate committed capacity of $2.4 billion for letters of credit under various U.S. credit facilities. Our $2.25 billion revolving credit facility is our primary source of letter of credit capacity. Our remaining committed letter of credit capacity is provided under facilities with terms ending through December 2018. As of June 30, 2015, we had an aggregate of $1.0 billion of letters of credit outstanding under various credit facilities. As of June 30, 2015, we had no outstanding borrowings under our $2.25 billion revolving credit facility and $830 million of letters of credit issued and supported by the facility, leaving $1,420 million of unused and available capacity.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also have a Canadian credit agreement that matures in November 2017 and provides for C$150 million of revolving credit capacity. We have the ability to issue up to C$50 million of letters of credit under the Canadian revolving credit facility, which if utilized, reduces the amount of credit capacity available for borrowings. As of June 30, 2015, we had no letters of credit or borrowings outstanding under the credit facility.

Debt Borrowings and Repayments

Canadian Term Loan — We repaid C$68 million, or $54 million, of net advances under our Canadian term loan during the six months ended June 30, 2015 with available cash. The remaining decline in the carrying value of borrowings outstanding under our Canadian term loan is due to foreign currency translation.

Senior Notes — During the first half of 2015, we refinanced a significant portion of our high-coupon senior notes. Details related to each component of the refinancing follow:

Make-Whole Redemption — In January 2015, we repaid $947 million of WM senior notes, which comprised all of the outstanding senior notes maturing in 2015, 2017 and 2019. The repayment of these debt balances was achieved by exercising the optional redemption provisions of the notes, which required that we pay the outstanding principal plus a make-whole premium. “Loss on early extinguishment of debt” in our Condensed Consolidated Statement of Operations includes charges of $122 million related to these redemptions for the six months ended June 30, 2015.

Tender Offers — During the six months ended June 30, 2015, WM and WM Holdings made cash tender offers to purchase any and all of certain outstanding senior notes. The series of notes targeted in the tenders and the amounts tendered of each series are summarized below:

•	$449 million of WM Holdings 7.10% senior notes due 2026, of which $145 million were tendered;

•	$577 million of WM 7.00% senior notes due 2028, of which $182 million were tendered;

•	$223 million of WM 7.375% senior notes due 2029, of which $84 million were tendered;

•	$496 million of WM 7.75% senior notes due 2032, of which $286 million were tendered; and

•	$600 million of WM 6.125% senior notes due 2039, of which $326 million were tendered.

“Loss on early extinguishment of debt” in our Condensed Consolidated Statement of Operations includes charges of $430 million related to these tender offers for the six months ended June 30, 2015.

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

Tax-Exempt Bonds — During the six months ended June 30, 2015, we repaid $50 million of tax-exempt bonds with available cash.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Derivative Instruments and Hedging Activities

Cash Flow Hedges

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. As of June 30, 2015, we had foreign exchange cross currency swaps outstanding for all of the anticipated cash flows associated with intercompany loans from WM Holdings to its wholly-owned Canadian subsidiaries. Our Condensed Consolidated Balance Sheets include $50 million and $28 million in long-term other assets at June 30, 2015 and December 31, 2014, respectively, and $1 million in current accrued liabilities at June 30, 2015, for these foreign exchange cross currency swaps. We designated these cross currency swaps as cash flow hedges. The hedged cash flows as of June 30, 2015 include C$370 million of total notional value. The scheduled principal payments of the loan and the related swaps are as follows: C$70 million due on October 31, 2016, C$150 million due on October 31, 2017 and C$150 million due on October 31, 2018.

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

At June 30, 2015 and December 31, 2014, our “Accumulated other comprehensive income” included $47 million and $50 million, respectively, of after-tax deferred losses related to all previously terminated swaps, which are being amortized as an increase to interest expense over the ten-year term of the related senior note issuances using the effective interest method. As of June 30, 2015, $11 million of the deferred losses for these previously terminated swaps (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

As discussed in Note 3, during the first half of 2015, the Company elected to redeem certain senior notes. As a result of this redemption, $3 million of deferred losses for previously terminated swaps was recorded as interest expense in the Condensed Consolidated Statement of Operations.

There was no significant ineffectiveness associated with our cash flow hedges during the three and six months ended June 30, 2015 or 2014. Refer to Note 11 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

Fair Value Hedges

Interest Rate Swaps

We did not have any interest rate swaps outstanding during the reported periods. However, in prior years, we entered into interest rate swaps to maintain a portion of our debt obligations at variable market interest rates and designated these interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting for interest rate swap contracts increased the carrying value of our debt instruments by $27 million and $45 million as of June 30, 2015 and December 31, 2014, respectively. The significant decrease in the fair value adjustment during six months ended June 30, 2015 is primarily due to accounting for the impact of our senior note redemption discussed in Note 3. During the six months ended June 30, 2015, the redemption of certain senior notes prior to their scheduled maturity dates resulted in the write-off of related fair value adjustments for terminated interest rate swaps as a $14 million credit to “Loss on early extinguishment of debt” within our Condensed Consolidated Statement of Operations. The remaining fair value adjustments to long-term debt are being amortized as a reduction to interest expense using the effective interest method over the remaining term of the related senior notes, which extend through 2028. We recognized benefits to interest expense associated with the amortization of our terminated interest rate swaps of $2 million and $4 million for the three and six months ended June 30, 2015, respectively, and $3 million and $8 million for the three and six months ended June 30, 2014, respectively.

5.	Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2015 was 29.6% and 14.5%, respectively, compared with 44.7% and 37.8%, for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2015 was primarily due to the favorable impact of federal tax credits, revaluation of our deferred taxes and utilization of state net operating losses resulting from changes in state law and the tax implications of nontaxable post-closing adjustments related to the divestiture of our Wheelabrator business offset, in part, by the unfavorable impact of state and local income taxes. These recurring items had a more pronounced net reduction on our current year effective tax rate than in 2014 due to the impact of the loss on early extinguishment of debt on our pre-tax income for the six months ended June 30, 2015.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2014 was primarily due to the divestiture of our Puerto Rico operations and certain other collection and landfill assets. We recognized a $25 million loss on the divestment as discussed in Notes 9 and 10. No tax benefit was recorded in connection with the loss. In addition, we incurred $32 million of tax charges to repatriate accumulated cash prior to the divestment. Also contributing to the difference for the three and six months ended June 30, 2014 was the unfavorable impact of state and local income taxes offset, in part, by the favorable impact of federal tax credits and the utilization of capital loss carryovers. The six-month period also benefited from the revaluation of our deferred taxes and utilization of state net operating losses resulting from a change in state law.

Investment in Refined Coal Facility — In 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility in North Dakota. The facility’s refinement processes qualify for federal tax credits that are expected to be realized through 2019 in accordance with Section 45 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. We recognized $1 million and $2 million of net losses resulting from our share of the entity’s operating losses during the three and six months ended June 30, 2015, respectively, and $2 million of net losses during both the three and six months ended June 30, 2014. Our tax provision was reduced by $5 million and $9 million for the three and six months ended June 30, 2015, respectively, and by $5 million and $8 million for the three and six months ended June 30, 2014, respectively, primarily as a result of tax credits realized from this investment. See Note 14 for additional information related to this investment.

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

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the three and six months ended June 30, 2015, we recognized $6 million and $12 million of losses relating to our equity investment in this entity, $1 million and $2 million of interest expense, and a reduction in our tax provision of $8 million (including $6 million of tax credits) and $15 million (including $10 million of tax credits), respectively. During the three and six months ended June 30, 2014, we recognized $6 million and $12 million of losses relating to our equity investment in this entity, $2 million and $3 million of interest expense, and a reduction in our tax provision of $9 million (including $6 million of tax credits) and $17 million (including $11 million of tax credits), respectively. See Note 14 for additional information related to this investment.

Bonus Depreciation — The Tax Increase Prevention Act of 2014 was signed into law on December 19, 2014 and included an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2015 were depreciated immediately. The acceleration of deductions on 2014 qualifying capital expenditures resulting from the bonus depreciation provisions had no impact on our effective income tax rate for 2014 although it reduced our cash taxes. This reduction will be offset by increased cash taxes in subsequent periods when the deductions related to the capital expenditures would have otherwise been taken.

6.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Number of common shares outstanding at end of period	451.8	465.9	451.8	465.9
Effect of using weighted average common shares outstanding	3.7	—	5.2	(0.3)

Weighted average basic common shares outstanding	455.5	465.9	457.0	465.6
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.5	2.1	2.6	1.9

Weighted average diluted common shares outstanding	458.0	468.0	459.6	467.5

Potentially issuable shares	11.2	13.8	11.2	13.8
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2.3	0.8	2.3	2.8

7.	Commitments and Contingencies

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) wholly-owned insurance companies, the sole business of which is to issue surety bonds and/or insurance policies on our behalf.

Management does not expect that any claims against or draws on these instruments will have a material adverse effect on our consolidated financial statements. We have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, we continue to evaluate various options to access cost-effective sources of financial assurance.

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties in connection with both consolidated and unconsolidated entities. Guarantee agreements outstanding as of June 30, 2015 (excluding those related to Wheelabrator obligations that are discussed below) include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $8 million and (ii) agreements guaranteeing certain market value losses for approximately 800 homeowners’ properties adjacent to or near 20 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Before the divestiture of our Wheelabrator business, WM had guaranteed certain performance and financial obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. Wheelabrator is working with the various third-party beneficiaries to release WM from these guarantees, but until they are successful, WM has agreed to retain the guarantees and, in

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange, receive a credit support fee. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements, and as of December 31, 2014, WM’s maximum future payments associated with those guarantees was $176 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. The estimated fair value of WM’s potential obligation associated with guarantees of Wheelabrator obligations at June 30, 2015 and December 31, 2014 is $17 million (net of the credit support fee) and $18 million (net of the credit support fee), respectively. We have recorded the fair value of the financial and performance guarantees, some of which could extend through 2041 if not terminated, in our Condensed Consolidated Balance Sheets. We currently do not expect the financial impact of such performance and financial guarantees to materially exceed the recorded fair value.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $195 million higher than the $231 million recorded in the Condensed Consolidated Financial Statements as of June 30, 2015. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of June 30, 2015, we had been notified by the government that we are a PRP in connection with 76 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 76 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On April 10, 2015, the Pennsylvania Department of Environmental Protection (“DEP”) advised us that it intended to seek civil penalties against the Tullytown Landfill and Grows complex located in southeast Pennsylvania and owned by indirect wholly-owned subsidiaries of WM, related to operational issues, including odors, leachate storage and leachate transportation. We engaged in discussions with representatives of the DEP and amicably resolved these issues, and on July 20, 2015 we signed a consent assessment of civil penalty of $528,000.

On July 10, 2015, Waste Management of Hawaii, Inc. (“WMHI”) entered a plea resolving the April 30, 2014 indictment against WMHI in connection with water discharges at the Waimanalo Gulch Sanitary Landfill, which WMHI operates for the city and county of Honolulu, following three major rainstorms in December 2010 and January 2011. As a result, WMHI entered a guilty plea on two misdemeanor violations of the federal Clean Water Act and will pay $400,000 in fines and $200,000 toward restitution and supplemental environmental projects. The two employees indicted in this matter each agreed to a misdemeanor violation of the federal Clean Water Act and payment of a $25,000 fine. We may face civil claims from the Hawaii Department of Health or the EPA based on the same underlying events, but we believe such claims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Litigation — In October 2011 and January 2012, we were named as a defendant in a purported class action in the Circuit Court of Sarasota County, Florida and the Circuit Court of Lawrence County, Alabama, respectively. These cases primarily pertained to our fuel and environmental charges included on our invoices, generally alleging that such charges were not properly disclosed, were unfair and were contrary to the customer service contracts. We received court approval for final settlement of the Florida and Alabama cases on April 28, 2015 and June 9, 2015, respectively. The settlements will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

voted to decertify the union that represented them, withdrawing themselves from the Central States Pension Plan. The Company believes there are no collective bargaining agreements remaining that require continuing contributions to this plan; however, this point is the subject of pending litigation with the trustees for the Central States Pension Plan.

We are still negotiating and litigating final resolutions of our withdrawal liability for certain previous withdrawals, and in the second quarter of 2015, we recognized a $55 million charge to “Operating” expenses associated with withdrawal from certain underfunded multiemployer pension plans. We do not believe any additional liability above the charges we have already recognized for such previous withdrawals could be material to the Company’s business, financial condition, liquidity, results of operations or cash flows. Similarly, we also do not believe that any future withdrawals, individually or in the aggregate, from the multiemployer pension plans to which we contribute, could have a material adverse effect on our business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer pension plan(s) at the time of such withdrawal(s).

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are currently in the examination phase of IRS audits for the tax years 2014 and 2015 and expect these audits to be completed within the next nine and 21 months, respectively. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2009, with the exception of affirmative claims in a limited number of jurisdictions that date back to 2000. We are also under audit in Canada for the tax years 2012 and 2013. We acquired Oakleaf Global Holdings (“Oakleaf”), which is subject to potential IRS examination for 2011 through the date of acquisition. Pursuant to the terms of our acquisition of Oakleaf, we are entitled to indemnification for Oakleaf’s pre-acquisition period tax liabilities. In addition, we acquired Deffenbaugh, which is subject to potential IRS examination for the years 2011 through the date of acquisition in 2015. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

8.	Segment and Related Information

We evaluate, oversee and manage the financial performance of our Solid Waste subsidiaries through our 17 geographic Areas. The 17 Areas constitute our operating segments and none of the Areas individually meet the quantitative criteria to be a separate reportable segment. We have evaluated the aggregation criteria and concluded that, based on the similarities between our Areas, including the fact that our Solid Waste business is homogenous across geography with the same services offered across the Areas, aggregation of our Areas is appropriate for purposes of presenting our reportable segments. Accordingly, we have aggregated our 17 Areas into three tiers that we believe have similar economic characteristics and future prospects based in large part on a review of the Areas’ income from operations margins. The economic variations experienced by our Areas is attributable to a variety of factors, including regulatory environment of the Area; economic environment of the Area, including level of commercial and industrial activity; population density; service offering mix and disposal logistics, with no one factor being singularly determinative of an Area’s current or future economic performance. As a result of our consideration of economic and other similarities, we have established the following three reportable segments for our Solid Waste business: Tier 1, which is comprised almost exclusively of Areas in the Southern United States; Tier 2, which is comprised predominately of Areas located in the Midwest and Northeast United States; and Tier 3, which encompasses all remaining Areas, including the Northwest and Mid-Atlantic regions of the United States and Eastern Canada.

Our Wheelabrator business, which managed waste-to-energy facilities and independent power production plants, was a separate reportable segment until the sale of the business in the fourth quarter of 2014 as it met the quantitative disclosure thresholds.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating segments not evaluated and overseen through the 17 Areas are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
June 30, 2015
Solid Waste:
Tier 1	$873	$(142)	$731	$215
Tier 2	1,663	(306)	1,357	295
Tier 3	873	(147)	726	120

Solid Waste	3,409	(595)	2,814	630
Wheelabrator	—	—	—	8
Other	525	(24)	501	(17)

	3,934	(619)	3,315	621
Corporate and Other	—	—	—	(119)

Total	$3,934	$(619)	$3,315	$502

June 30, 2014
Solid Waste:
Tier 1	$885	$(138)	$747	$223
Tier 2	1,650	(310)	1,340	335
Tier 3	911	(151)	760	149

Solid Waste	3,446	(599)	2,847	707
Wheelabrator	206	(25)	181	20
Other	551	(18)	533	(29)

	4,203	(642)	3,561	698
Corporate and Other	—	—	—	(166)

Total	$4,203	$(642)	$3,561	$532

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Six Months Ended:
June 30, 2015
Solid Waste:
Tier 1	$1,704	$(270)	$1,434	$426
Tier 2	3,131	(565)	2,566	571
Tier 3	1,671	(273)	1,398	246

Solid Waste	6,506	(1,108)	5,398	1,243
Wheelabrator	—	—	—	1
Other	1,003	(46)	957	(40)

	7,509	(1,154)	6,355	1,204
Corporate and Other	—	—	—	(262)

Total	$7,509	$(1,154)	$6,355	$942

June 30, 2014
Solid Waste:
Tier 1	$1,735	$(267)	$1,468	$441
Tier 2	3,152	(578)	2,574	619
Tier 3	1,758	(286)	1,472	273

Solid Waste	6,645	(1,131)	5,514	1,333
Wheelabrator	436	(52)	384	54
Other	1,098	(39)	1,059	(47)

	8,179	(1,222)	6,957	1,340
Corporate and Other	—	—	—	(339)

Total	$8,179	$(1,222)	$6,957	$1,001

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

Acquisitions

Deffenbaugh Disposal, Inc. — On March 26, 2015, we acquired Deffenbaugh, one of the largest privately owned collection and disposal firms in the Midwest, for total consideration of $416 million ($413 million cash), inclusive of amounts for estimated working capital. Deffenbaugh’s assets include five collection operations, seven transfer stations, two recycling facilities, one subtitle-D landfill, and one construction and demolition landfill. For both the three and six months ended June 30, 2015, Deffenbaugh recognized revenues of $48 million and net losses of less than $1 million which are included in our Condensed Consolidated Statements of Operations.

Goodwill of $160 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned to our Areas that will be integrating these operations as they are expected to benefit from the synergies of the combination. Goodwill related to this acquisition is not deductible for income tax purposes.

The allocation of the purchase price for the Deffenbaugh acquisition is preliminary and subject to change based on the finalization of our detailed valuations. The following table presents adjustments since the acquisition date to the allocation of the purchase price (in millions):

	March 26, 2015	Adjustments	June 30, 2015
Cash and cash equivalents	$15	$—	$15
Accounts and other receivables	18	(8)	10
Parts and supplies	2	—	2
Deferred income tax asset	9	2	11
Other current assets	12	(2)	10
Property and equipment	212	(3)	209
Goodwill	140	20	160
Other intangible assets	134	(33)	101
Other assets	1	—	1
Accounts payable	(4)	2	(2)
Accrued liabilities	(12)	5	(7)
Deferred revenues	(5)	(1)	(6)
Landfill and environmental remediation liabilities	(21)	3	(18)
Deferred income tax liability	(65)	15	(50)
Other liabilities	(20)	(1)	(21)

Total purchase price	$416	$(1)	$415

The preliminary allocation of $101 million for other intangibles includes $95 million for customer relationships and $6 million for a trade name, each with an amortization period of 15 years.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma consolidated results of operations have been prepared as if the acquisition of Deffenbaugh occurred at January 1, 2014 (in millions, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2015	2014
Operating revenues	$3,606	$6,395	$7,042
Net income attributable to Waste Management, Inc.	214	145	441
Basic earnings per common share	0.46	0.32	0.95
Diluted earnings per common share	0.46	0.32	0.94

Divestitures

Wheelabrator Business — On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale in the fourth quarter of 2014. For the six months ended June 30, 2015, net adjustments to this gain were immaterial on a pre-tax basis. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments, with certain market price resets, for up to seven years.

Prior to the sale, our Wheelabrator business constituted a reportable segment, as discussed in Note 8. We concluded that the sale of our Wheelabrator business did not qualify for discontinued operations accounting under applicable authoritative guidance based on our significant continuing obligations under the long-term waste supply agreements referred to above and in Note 7.

Other — In the second quarter of 2014, we sold our Puerto Rico operations and certain other collection and landfill assets which were included in Tier 3 and Tier 1, respectively, of our Solid Waste business. We received proceeds from the sale of $80 million, consisting of $65 million of cash and $15 million of preferred stock. The loss recognized related to the sale was $25 million and is recorded in “(Income) expense from divestitures, asset impairments and unusual items” in our Condensed Consolidated Statement of Operations.

10.	Asset Impairments and Unusual Items

(Income) expense from divestitures, asset impairments and unusual items

During the first half of 2015, we recognized net charges of $15 million, including $16 million of charges to write down or divest of certain assets in our recycling operations and a $5 million impairment of a landfill in our Western Canada Area due to revised post-closure cost estimates. Partially offsetting these charges was a $6 million gain on the sale of an oil and gas producing property in the second quarter of 2015.

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

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2014	$(61)	$10	$84	$(10)	$23
Other comprehensive income (loss) before reclassifications net of tax expense (benefit) of $8, $1, $0 and $0, respectively	13	1	(68)	—	(54)
Amounts reclassified from accumulated other comprehensive (income) loss net of tax (expense) benefit of $(5), $0, $0 and $0, respectively	(8)	—	5	—	(3)

Net current period other comprehensive income (loss)	5	1	(63)	—	(57)

Balance, June 30, 2015	$(56)	$11	$21	$(10)	$(34)

The amounts of other comprehensive income (loss) before reclassifications associated with our cash flow derivative instruments are as follows (in millions):

	Amount of Derivative Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedges	2015	2014	2015	2014
Forward-starting interest rate swaps	$—	$—	$—	$(8)
Foreign currency derivatives	(3)	(12)	21	(2)
Electricity commodity derivatives	—	2	—	(8)

Total before tax	(3)	(10)	21	(18)
Tax (expense) benefit	1	4	(8)	7

Net of tax	$(2)	$(6)	$13	$(11)

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts reclassified out of accumulated other comprehensive income associated with our cash flow derivative instruments are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations Classification
Detail About Accumulated Other Comprehensive Income Components	2015	2014	2015	2014
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(2)	$(4)	$(5)	$(5)	Interest expense
Treasury rate locks	—	—	(3)	(1)	Interest expense
Foreign currency derivatives	(5)	(13)	21	—	Other, net
Electricity commodity derivatives	—	—	—	(9)	Operating revenues

	(7)	(17)	13	(15)	Total before tax
	3	7	(5)	6	Tax (expense) benefit

Total reclassifications for the period	$(4)	$(10)	$8	$(9)	Net of tax

12. Share Repurchases

Our share repurchases have been made in accordance with financial plans approved by our Board of Directors. We announced in February 2015 that the Board of Directors has authorized up to $1 billion in future share repurchases. Any future share repurchases pursuant to this authorization will be made at the discretion of management. In both the third quarter of 2014 and the second quarter of 2015, we entered into accelerated share repurchase (“ASR”) agreements as discussed below.

2015 ASR Agreement — In May 2015, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $300 million of our common stock. At the beginning of the ASR repurchase period, we delivered $300 million in cash and received 4.2 million shares, which represented 70% of the shares expected to be repurchased based on then-current market prices. This agreement was completed in June 2015 and we received an additional 1.9 million shares. The final weighted average per share price for the completed ASR agreement was $49.17.

2014 ASR Agreements — In February 2014, the Board of Directors authorized up to $600 million in share repurchases. During the third quarter of 2014, we entered into ASR agreements with two financial institutions to repurchase an aggregate of $600 million of our common stock. At the beginning of the ASR repurchase periods, we delivered $600 million in cash and received 9.6 million shares, which represented 70% of the shares expected to be repurchased based on then-current market prices. These agreements were completed in February 2015 and we received an additional 2.8 million shares. The final weighted average per share price for the completed ASR agreements was $48.58.

Each ASR agreement was accounted for as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASR agreements and (ii) as a forward contract indexed to our own common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost, and resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to our own stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital and reclassified to treasury stock upon completion of the ASR agreements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at June 30, 2015 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$190	$190	$—	$—
Fixed-income securities	37	—	37	—
Redeemable preferred stock	47	—	—	47
Foreign currency derivatives	50	—	50	—

Total assets	$324	$190	$87	$47

Liabilities:
Foreign currency derivatives	$1	$—	$1	$—

Total liabilities	$1	$—	$1	$—

		Fair Value Measurements at December 31, 2014 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$1,335	$1,335	$—	$—
Fixed-income securities	38	—	38	—
Redeemable preferred stock	44	—	—	44
Foreign currency derivatives	28	—	28	—

Total assets	$1,445	$1,335	$66	$44

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

Fair Value of Debt

At June 30, 2015 and December 31, 2014, the carrying value of our debt was approximately $9.1 billion and $9.4 billion, respectively. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 4.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of our debt was approximately $9.5 billion and $10.6 billion at June 30, 2015 and December 31, 2014, respectively. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments. The decrease in the fair value of our debt when comparing June 30, 2015 with December 31, 2014 is primarily related to the net repayment of $315 million of our debt, a substantial portion of which was related to our debt refinancing as further discussed in Note 3. This refinancing resulted in a reduction of high-coupon debt and the payment of related market premiums on these notes, and the replacement of this debt with new notes with a fair value that closely approximates book value.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2015 and December 31, 2014. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

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

Consolidated Variable Interest Entities

Waste-to-Energy LLCs — In June 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we leased, operated and maintained. We initially owned a 0.5% interest in one of the LLCs (“LLC I”) and a 0.25% interest in the second LLC (“LLC II”). John Hancock Life Insurance Company (“Hancock”) owned 99.5% of LLC I, and 99.75% of LLC II was owned by LLC I and the CIT Group (“CIT”). We determined that we were the primary beneficiary of the LLCs and consolidated these entities in our Condensed Consolidated Financial Statements because (i) all of the equity owners of the LLCs were considered related parties for purposes of applying this accounting guidance; (ii) the equity owners shared power over the significant activities of the LLCs and (iii) we were the entity within the related party group whose activities were most closely associated with the LLCs. During the three and six months ended June 30, 2014, we recognized reductions in earnings of $10 million and $21 million, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings which are included in our consolidated net income. The LLCs’ earnings related to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income was eliminated in WM’s consolidation.

In December 2014, we purchased the noncontrolling interests in the LLCs from Hancock and CIT in anticipation of our sale of our Wheelabrator business. The LLCs were then subsequently sold as part of the divestment. See Note 9 for further discussion of the sale of our Wheelabrator business.

Significant Unconsolidated Variable Interest Entities

Investment in Refined Coal Facility — In 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration for this investment consisted of a cash payment of $48 million. As of June 30, 2015 and December 31, 2014, our investment balance was $31 million and $32 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Required capital contributions commenced in 2013 and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Low-Income Housing Properties — In 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At June 30, 2015 and December 31, 2014, our investment balance was $92 million and $104 million, respectively, and our debt balance was $92 million and $104 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheet. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.” These trusts had a fair value of $92 million at June 30, 2015 and $129 million at December 31, 2014. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheets, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $114 million and $113 million as of June 30, 2015 and December 31, 2014, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$148	$—	$125	$—	$273
Other current assets	3	6	2,271	—	2,280

	151	6	2,396	—	2,553
Property and equipment, net	—	—	10,665	—	10,665
Investments in and advances to affiliates	17,863	18,309	6,872	(43,044)	—
Other assets	56	28	7,276	—	7,360

Total assets	$18,070	$18,343	$27,209	$(43,044)	$20,578

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$196	$—	$196
Accounts payable and other current liabilities	82	9	2,190	—	2,281

	82	9	2,386	—	2,477
Long-term debt, less current portion	5,872	304	2,734	—	8,910
Due to affiliates	6,705	167	—	(6,872)	—
Other liabilities	25	—	3,759	—	3,784

Total liabilities	12,684	480	8,879	(6,872)	15,171
Equity:
Stockholders’ equity	5,386	17,863	18,309	(36,172)	5,386
Noncontrolling interests	—	—	21	—	21

	5,386	17,863	18,330	(36,172)	5,407

Total liabilities and equity	$18,070	$18,343	$27,209	$(43,044)	$20,578

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,315	$—	$3,315
Costs and expenses	—	(6)	2,819	—	2,813

Income from operations	—	6	496	—	502

Other income (expense):
Interest expense, net	(75)	(5)	(15)	—	(95)
Loss on early extinguishment of debt	(2)	—	—	—	(2)
Equity in earnings of subsidiaries, net of taxes	320	317	—	(637)	—
Other, net	—	—	(16)	—	(16)

	243	312	(31)	(637)	(113)

Income (loss) before income taxes	243	318	465	(637)	389
Provision for (benefit from) income taxes	(31)	(2)	149	—	116

Consolidated net income (loss)	274	320	316	(637)	273
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Waste Management, Inc.	$274	$320	$317	$(637)	$274

Three Months Ended June 30, 2014

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,561	$—	$3,561
Costs and expenses	—	(34)	3,063	—	3,029

Income from operations	—	34	498	—	532

Other income (expense):
Interest expense, net	(87)	(8)	(20)	—	(115)
Equity in earnings of subsidiaries, net of taxes	262	233	—	(495)	—
Other, net	—	—	(15)	—	(15)

	175	225	(35)	(495)	(130)

Income (loss) before income taxes	175	259	463	(495)	402
Provision for (benefit from) income taxes	(35)	(3)	218	—	180

Consolidated net income (loss)	210	262	245	(495)	222
Less: Net income (loss) attributable to noncontrolling interests	—	—	12	—	12

Net income (loss) attributable to Waste Management, Inc.	$210	$262	$233	$(495)	$210

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$6,355	$—	$6,355
Costs and expenses	—	—	5,413	—	5,413

Income from operations	—	—	942	—	942

Other income (expense):
Interest expense, net	(154)	(12)	(33)	—	(199)
Loss on early extinguishment of debt	(500)	(52)	—	—	(552)
Equity in earnings of subsidiaries, net of taxes	551	590	—	(1,141)	—
Other, net	—	—	(24)	—	(24)

	(103)	526	(57)	(1,141)	(775)

Income (loss) before income taxes	(103)	526	885	(1,141)	167
Provision for (benefit from) income taxes	(248)	(25)	298	—	25

Consolidated net income (loss)	145	551	587	(1,141)	142
Less: Net income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income (loss) attributable to Waste Management, Inc.	$145	$551	$590	$(1,141)	$145

Six Months Ended June 30, 2014

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$6,957	$—	$6,957
Costs and expenses	—	(34)	5,990	—	5,956

Income from operations	—	34	967	—	1,001

Other income (expense):
Interest expense, net	(174)	(16)	(46)	—	(236)
Equity in earnings of subsidiaries, net of taxes	543	519	—	(1,062)	—
Other, net	—	—	(27)	—	(27)

	369	503	(73)	(1,062)	(263)

Income (loss) before income taxes	369	537	894	(1,062)	738
Provision for (benefit from) income taxes	(69)	(6)	354	—	279

Consolidated net income (loss)	438	543	540	(1,062)	459
Less: Net income (loss) attributable to noncontrolling interests	—	—	21	—	21

Net income (loss) attributable to Waste Management, Inc.	$438	$543	$519	$(1,062)	$438

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2015
Comprehensive income (loss)	$276	$320	$330	$(637)	$289
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income (loss) attributable to Waste Management, Inc.	$276	$320	$331	$(637)	$290

Three Months Ended June 30, 2014
Comprehensive income (loss)	$213	$262	$288	$(495)	$268
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	12	—	12

Comprehensive income (loss) attributable to Waste Management, Inc.	$213	$262	$276	$(495)	$256

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended June 30, 2015
Comprehensive income (loss)	$151	$551	$524	$(1,141)	$85
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)

Comprehensive income (loss) attributable to Waste Management, Inc.	$151	$551	$527	$(1,141)	$88

Six Months Ended June 30, 2014
Comprehensive income (loss)	$437	$543	$522	$(1,062)	$440
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	21	—	21

Comprehensive income (loss) attributable to Waste Management, Inc.	$437	$543	$501	$(1,062)	$419

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$145	$551	$587	$(1,141)	$142
Equity in earnings of subsidiaries, net of taxes	(551)	(590)	—	1,141	—
Other adjustments	5	(5)	1,173	—	1,173

Net cash provided by (used in) operating activities	(401)	(44)	1,760	—	1,315

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(454)	—	(454)
Capital expenditures	—	—	(529)	—	(529)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	78	—	78
Net receipts from restricted trust and escrow accounts and other, net	—	—	26	—	26

Net cash provided by (used in) investing activities	—	—	(879)	—	(879)

Cash flows from financing activities:
New borrowings	1,781	—	85	—	1,866
Debt repayments	(1,825)	(144)	(212)	—	(2,181)
Premiums paid on early extinguishment of debt	(503)	(52)	—	—	(555)
Common stock repurchases	(300)	—	—	—	(300)
Cash dividends	(351)	—	—	—	(351)
Exercise of common stock options	47	—	—	—	47
Distributions paid to noncontrolling interests and other	5	—	—	—	5
(Increase) decrease in intercompany and investments, net	460	240	(700)	—	—

Net cash provided by (used in) financing activities	(686)	44	(827)	—	(1,469)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	(1,087)	—	53	—	(1,034)
Cash and cash equivalents at beginning of period	1,235	—	72	—	1,307

Cash and cash equivalents at end of period	$148	$—	$125	$—	$273

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Six Months Ended June 30, 2014

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$438	$543	$540	$(1,062)	$459
Equity in earnings of subsidiaries, net of taxes	(543)	(519)	—	1,062	—
Other adjustments	(39)	—	719	—	680

Net cash provided by (used in) operating activities	(144)	24	1,259	—	1,139

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(26)	—	(26)
Capital expenditures	—	—	(474)	—	(474)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	42	224	—	266
Net receipts from restricted trust and escrow accounts and other, net	—	—	(60)	—	(60)

Net cash provided by (used in) investing activities	—	42	(336)	—	(294)

Cash flows from financing activities:
New borrowings	1,367	—	133	—	1,500
Debt repayments	(1,685)	—	(240)	—	(1,925)
Cash dividends	(349)	—	—	—	(349)
Exercise of common stock options	31	—	—	—	31
Distributions paid to noncontrolling interests and other	1	—	(24)	—	(23)
(Increase) decrease in intercompany and investments, net	779	(66)	(713)	—	—

Net cash provided by (used in) financing activities	144	(66)	(844)	—	(766)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	—	79	—	79
Cash and cash equivalents at beginning of period	—	—	58	—	58

Cash and cash equivalents at end of period	$—	$—	$137	$—	$137

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	New Accounting Standard Pending Adoption

In May 2014, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial application. We are in the process of assessing the provisions of the amended guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.

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

Key items of our financial results for the current quarter include:

•

Revenues of $3,315 million compared with $3,561 million in the second quarter of 2014, a decrease of $246 million, or 6.9%. This decrease in revenues is attributable to (i) divestitures, primarily the sale of our Wheelabrator business in December 2014, which lowered revenues by $193 million; (ii) lower volumes, which decreased our revenues by $44 million; (iii) lower fuel surcharges and mandated fees of $45 million due primarily to lower year-over-year average fuel prices; (iv) year-over-year commodity price declines, which lowered revenues by $40 million and (v) foreign currency translation of $27 million related to our Canadian operations. These decreases were partially offset by positive revenue growth from yield on our collection and disposal operations of $49 million and revenue from acquired operations, primarily the acquisition of Deffenbaugh in March 2015, which increased revenues by $54 million;

•

Operating expenses of $2,163 million, or 65.2% of revenues, compared with $2,301 million, or 64.6% of revenues, in the second quarter of 2014. This decrease of $138 million is attributable to (i) operating costs associated with divestitures, primarily the sale of our Wheelabrator business; (ii) lower fuel costs of $46 million due to lower year-over-year average fuel prices; (iii) lower cost of goods sold of $23 million primarily associated with lower commodity prices and (iv) lower subcontractor expenses of $21 million primarily associated with lower volumes. These decreases were partially offset by the recognition of a $55 million charge associated with the withdrawal from certain underfunded multiemployer pension plans in the second quarter of 2015 and a gain of $15 million on the sale of surplus property in the second quarter of 2014;

•

Selling, general and administrative expenses of $322 million, or 9.7% of revenues, compared with $353 million, or 9.9% of revenues, in the second quarter of 2014. This decrease of $31 million is driven primarily by savings associated with our August 2014 restructuring and expenses associated with 2014 divestitures;

•	Income from operations of $502 million, or 15.1% of revenues, compared with $532 million or 14.9% of revenues, in the second quarter of 2014;

•

Interest expense, net decreased by $20 million, or 17.4%, from $115 million in the second quarter of 2014 to $95 million in the second quarter of 2015, primarily due to the refinancing of a significant portion of our high-coupon senior notes during the first quarter of 2015;

•

Our provision for income taxes decreased $64 million, from $180 million in the second quarter of 2014 to $116 million in the current quarter. This decrease resulted from tax benefits recognized this quarter from state tax law changes and higher taxes in the second quarter of 2014 related primarily to the divestiture of our Puerto Rico operations; and

•	Net income attributable to Waste Management, Inc. of $274 million, or $0.60 per diluted share, as compared with net income of $210 million, or $0.45 per diluted share, in the second quarter of 2014.

Our second quarter of 2015 results were affected by the following:

•	The charge associated with the withdrawal from certain underfunded multiemployer pension plans discussed above had a negative impact of $0.07 on our diluted earnings per share; and

•

The recognition of net pre-tax losses of $6 million primarily related to the impairment of various recycling assets and certain adjustments associated with the sale of our Wheelabrator business. Combined, these charges had a favorable after-tax impact of $0.01 on our diluted earnings per share.

Our second quarter of 2014 results were affected by a loss on the divestiture of our Puerto Rico operations and charges primarily related to the decision to close a waste processing facility. These charges had a negative impact of $0.15 on our diluted earnings per share.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net cash provided by operating activities	$816	$555	$1,315	$1,139
Capital expenditures	(296)	(208)	(529)	(474)
Proceeds from divestitures of businesses and other assets (net of cash divested)	59	100	78	266

Free cash flow	$579	$447	$864	$931

When comparing our cash flows from operating activities for the three and six months ended June 30, 2015 to the comparable periods in 2014, the increase of $261 million and $176 million, respectively, resulted primarily from both lower income tax payments and lower interest payments in the current year. Partially offsetting these increases were lower earnings, primarily due to the sale of our Wheelabrator business in December 2014. Additionally, higher year-over-year annual incentive plan payments of approximately $65 million made in the first quarter of 2015 negatively affected our comparison while the settlement of forward-starting swap liabilities of $36 million in the first quarter of 2014 favorably affected our comparison.

The decrease in proceeds from divestitures of businesses and other assets (net of cash divested) is largely driven by (i) the sale of our investment in Shanghai Environment Group (“SEG”), which was part of our

Wheelabrator business, in the first quarter of 2014 for $155 million and (ii) the sale of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014 for proceeds of $80 million, including $65 million in cash.

Acquisitions

Deffenbaugh Disposal, Inc. — On March 26, 2015, we acquired Deffenbaugh Disposal, Inc. (“Deffenbaugh”), one of the largest privately owned collection and disposal firms in the Midwest, for total consideration of $416 million ($413 million cash), inclusive of amounts for estimated working capital. Deffenbaugh’s assets include five collection operations, seven transfer stations, two recycling facilities, one subtitle-D landfill, and one construction and demolition landfill. For both the three and six months ended June 30, 2015, Deffenbaugh recognized revenues of $48 million and net losses of less than $1 million which are included in our Condensed Consolidated Statements of Operations.

Divestitures

Wheelabrator Business — On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale in the fourth quarter of 2014. For the six months ended June 30, 2015, net adjustments to this gain were immaterial on a pre-tax basis. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments, with certain market price resets, for up to seven years.

Other — In addition to the divestiture of our Wheelabrator business in 2014, we also divested our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014, as well as certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014.

In total, these divested businesses and assets provided $0.02 and $0.06 of earnings per diluted share for the three and six months ended June 30, 2014, respectively.

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

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 geographic Areas. Our prior year data includes results of our Wheelabrator segment, which was divested in December 2014. We also provide additional services that are not managed through our Solid Waste business, including Strategic Business Solutions (“WMSBS”), Energy and Environmental Services, recycling brokerage services, landfill gas-to-energy services and expanded service offerings and solutions. In addition, we offer portable self-storage services through a joint venture; fluorescent bulb and universal waste mail-back through our LampTracker® program; portable restroom servicing under the name Port-o-Let®; and street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties. These operations are presented as “Other” in the table below. The following table summarizes revenues during each period (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Solid Waste:
Tier 1	$873	$885	$1,704	$1,735
Tier 2	1,663	1,650	3,131	3,152
Tier 3	873	911	1,671	1,758

Solid Waste	3,409	3,446	6,506	6,645
Wheelabrator	—	206	—	436
Other	525	551	1,003	1,098
Intercompany	(619)	(642)	(1,154)	(1,222)

Total	$3,315	$3,561	$6,355	$6,957

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commercial	$837	$856	$1,657	$1,702
Residential	631	643	1,243	1,278
Industrial	582	574	1,091	1,090
Other	91	88	167	165

Total collection	2,141	2,161	4,158	4,235
Landfill	758	732	1,393	1,364
Transfer	362	357	670	663
Wheelabrator	—	206	—	436
Recycling	299	351	581	698
Other	374	396	707	783
Intercompany	(619)	(642)	(1,154)	(1,222)

Total	$3,315	$3,561	$6,355	$6,957

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended June 30, 2015 vs. 2014		Period-to-Period Change for the Six Months Ended June 30, 2015 vs. 2014
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$(36)	(1.1)%	$(60)	(0.9)%
Volume	(44)	(1.3)	(139)	(2.1)

Internal revenue growth	(80)	(2.4)	(199)	(3.0)
Acquisitions	54	1.6	62	0.9
Foreign currency translation	(27)	(0.8)	(52)	(0.8)

Subtotal (excluding Divestitures)	(53)	(1.6)%	(189)	(2.9)%
Divestitures	(193)		(413)

Total	$(246)		$(602)

(a)

Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,368 million and $6,544 million for the three- and six-month periods, respectively).

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

	Period-to-Period Change for the Three Months Ended June 30, 2015 vs. 2014		Period-to-Period Change for the Six Months Ended June 30, 2015 vs. 2014
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection and disposal	$49	1.7%	$103	1.9%
Recycling commodities	(40)	(11.6)	(82)	(11.9)
Fuel surcharges and mandated fees	(45)	(25.0)	(81)	(23.2)

Total	$(36)	(1.1)%	$(60)	(0.9)%

(i)

Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three and six months ended June 30, 2014 adjusted to exclude the impacts of divestitures (in millions):

	Denominator
	Three Months Ended June 30	Six Months Ended June 30
Related business revenues:
Collection and disposal	$2,842	$5,506
Recycling commodities	346	689
Fuel surcharges and mandated fees	180	349

Total Company	$3,368	$6,544

Our revenues decreased $246 million, or 6.9%, and $602 million, or 8.7%, for the three and six months ended June 30, 2015, respectively, as compared with the prior year period. Our current periods’ revenue declines have been driven by (i) divestitures, primarily the sale of our Wheelabrator business in December 2014, our Puerto Rico operations in the second quarter of 2014, and certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014; (ii) lower volumes; (iii) lower recyclable commodity prices; (iv) lower revenues from our fuel surcharge program and (v) foreign currency translation, which affects revenues from our Canadian operations. Partially offsetting these revenue declines were (i) revenue growth from yield on our collection and disposal operations and (ii) revenue from acquired operations.

The following provides further details associated with our period-to-period change in revenues.

Average yield

Collection and disposal average yield — This measure reflects the effect on our revenue from the pricing activities of our collection, transfer and landfill operations, exclusive of volume changes. Revenue growth from collection and disposal average yield includes not only base rate changes and environmental and service fee increases, but also (i) certain average price changes related to the overall mix of services, which are due to both the types of services provided and the geographic locations where our services are provided; (ii) changes in average price from new and lost business and (iii) price decreases to retain customers. Revenue growth from collection and disposal average yield was $49 million, or 1.7%, and $103 million, or 1.9%, for the three and six months ended June 30, 2015, respectively, as compared with the prior year period.

We experienced growth in all three of our principal collection lines of business as follows (dollars in millions):

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Amount	As a % of Related Business	Amount	As a % of Related Business
Commercial	$22	2.8%	$49	3.2%
Industrial	14	2.6	27	2.7
Residential	9	1.6	19	1.6

	$45		$95

Our year-over-year yield growth was driven largely by our pricing strategy that focuses on price increases with lower rollbacks. Conversely, our revenue growth due to volume has been negatively affected by our pricing strategy. However, we have seen volume declines in the collection line of business lessen in recent quarters, particularly in the commercial and industrial businesses. Other drivers affecting the current period average yield include:

•

A fee instituted to help us recover a portion of the significant regulatory costs and fees, such as host fees and disposal taxes, which have not been recouped by our pricing programs. This fee contributed approximately $6 million and $17 million to our revenue growth for the three and six months ended June 30, 2015, respectively; principally in our collection business, with the most significant impact in our commercial line of business.

•	In our residential line of business, we continue to focus on bidding on contracts that improve our yield performance and increase our overall returns.

•	Our landfill and transfer station operations also contributed approximately $4 million and $8 million to our year-over-year yield growth for the three and six months ended June 30, 2015, respectively.

Recycling commodities — Decreases in the prices of the recycling commodities we sell resulted in revenue declines of $40 million and $82 million for the three and six months ended June 30, 2015, respectively, compared with the same prior year period. Our year-over-year average commodity prices declined approximately 13.0% and 13.5% for the three and six months ended June 30, 2015, respectively, as compared with the same prior year period.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, decreased $45 and $81 million for the three and six months ended June 30, 2015, respectively. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. We experienced fuel price declines of approximately 27% for both the three and six months ended June 30, 2015, as compared with the prior year period, which caused a decline in our fuel surcharge revenues. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume — Declines in our volumes caused our revenue to decrease $44 million, or 1.3%, and $139 million, or 2.1%, for the three and six months ended June 30, 2015, as compared with the prior year period.

Drivers affecting the comparability of volumes for the periods presented are as follows:

•

Our collection business is the main driver of our volume decline. Our volume fluctuations are generally attributable to economic conditions, pricing changes, competition and diversion of waste by customers. Our revenue growth due to volume has been negatively affected by our pricing strategy. As a result of both the very competitive environment and our focus on reasonable returns, we continue to face challenges to keep existing contracts and to win new contracts, particularly in our residential business. However, in the current quarter our industrial line of business overcame these challenges to avoid any volume loss. Overall, although we continue to experience volume decline in our collection business, sequentially, the year-over-year volume declines are lessening.

•

We experienced revenue declines associated with the loss of certain large accounts in our WMSBS organization. However, the volume decline has lessened in the second quarter of 2015, as the impact of the loss of a large account lapsed.

•

We experienced revenue declines due to lower volumes in our material recovery facilities primarily driven by the rationalization of our underperforming assets and our inability to successfully negotiate contract renewals with certain municipal customers that reflect current market conditions.

•

We experienced revenue declines due to lower volumes in our ancillary services for the six months ended June 30, 2015, primarily driven by our oil and gas producing properties; whereas, for the three months ended June 30, 2015, our ancillary services revenue change due to volumes was slightly positive.

•

We experienced higher landfill volumes primarily driven by our municipal solid waste business. In addition, higher transfer station volumes helped offset our total volume decline for the three and six months ended June 30, 2015.

Acquisitions and Divestitures — Revenues increased $54 million and $62 million for the three and six months ended June 30, 2015, respectively, as compared with the prior year period due to acquisitions. This increase was principally associated with the Deffenbaugh acquisition on March 26, 2015. These revenues were more than offset by revenue decreases of $193 million and $413 million for the three and six months ended June 30, 2015, respectively, primarily due to (i) the divestiture of our Wheelabrator business in December 2014; (ii) the divestiture of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014 and (iii) the divestiture of certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014.

Operating Expenses

Our operating expenses decreased by $138 million, or 6.0%, and $424 million, or 9.4%, for the three and six months ended June 30, 2015, respectively, as compared with the three and six months ended June 30, 2014. Our operating expenses as a percentage of revenues increased to 65.2% in the second quarter of 2015 from 64.6% in the second quarter of 2014, and decreased to 64.7% for the six months ended June 30, 2015 from 65.2% for the six months ended June 30, 2014.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three and six months ended June 30 (dollars in millions), with significant changes in our operating expenses discussed below:

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2015	2014			2015	2014
Labor and related benefits	$640	$630	$10	1.6%	$1,204	$1,236	$(32)	(2.6)%
Transfer and disposal costs	242	245	(3)	(1.2)	459	462	(3)	(0.6)
Maintenance and repairs	258	306	(48)	(15.7)	499	609	(110)	(18.1)
Subcontractor costs	285	311	(26)	(8.4)	547	611	(64)	(10.5)
Cost of goods sold	206	252	(46)	(18.3)	391	489	(98)	(20.0)
Fuel	105	152	(47)	(30.9)	202	302	(100)	(33.1)
Disposal and franchise fees and taxes	173	172	1	0.6	322	326	(4)	(1.2)
Landfill operating costs	67	65	2	3.1	128	125	3	2.4
Risk management	65	54	11	20.4	118	110	8	7.3
Other	122	114	8	7.0	239	263	(24)	(9.1)

	$2,163	$2,301	$(138)	(6.0)%	$4,109	$4,533	$(424)	(9.4)%

Divestitures — During 2014, we divested our Wheelabrator business, our Puerto Rico operations, and certain landfill and collection operations in our Eastern Canada Area. Although these divestitures decreased costs in all operating expense categories, the most material reductions are presented in the table below for the three and six months ended June 30 (in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2015 vs. 2014	Period-to-Period Change for the Six Months Ended June 30, 2015 vs. 2014
Maintenance and repairs	$50	$111
Labor and related benefits	24	49
Costs of goods sold	23	43
Other	15	36
Transfer and disposal cost	15	28

	$127	$267

Commensurately, our revenues decreased by $189 million and $407 million for the three and six months ended June 30, 2015, respectively, due to these divestitures when compared to the prior year periods.

In addition to the impact of divestitures noted above, other significant items by category of expense include:

Labor and related benefits — In the second quarter of 2015, we recognized a $55 million charge associated with withdrawal from certain underfunded multiemployer pension plans.

Other significant items affecting the comparability of labor and related benefits for the periods presented include:

•	Lower headcount and contract labor due to lower volumes in our collection and recycling lines of business;

•	Decreased health and welfare costs, partially offset by;

•	Higher wages due to merit increases and

•	Additional costs associated with the acquired operations of Deffenbaugh.

Transfer and disposal costs — The decrease in transfer and disposal costs compared to the prior year period was primarily driven by the divestiture related costs discussed above. These cost decreases were offset in part by increased third party expenses previously recognized as intercompany in the prior year periods as a result of the divestiture of our Wheelabrator business in December 2014.

Subcontractor costs — The decrease in subcontractor costs compared to the prior period was primarily driven by (i) volume declines related to the loss of certain large accounts in our WMSBS organization and (ii) lower costs within the landfill line of business.

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

Risk Management — The increase in costs was primarily related to certain higher than anticipated auto and general liability claim settlements in the current quarter.

Other — The increase in the second quarter of 2015 when compared to the prior year period is primarily due to a gain on the sale of surplus property in 2014.

Selling, General and Administrative

Our selling, general and administrative expenses decreased by $31 million, or 8.8%, when comparing the three months ended June 30, 2015 to the prior year period and declined $58 million, or 8.0%, when comparing the six month periods. As a percentage of revenue, our selling, general and administrative expenses decreased from 9.9% for the second quarter of 2014 to 9.7% for the second quarter of 2015, and remained flat at 10.5% for the six months ended June 30, 2015 and 2014.

The following table summarizes the major components of our selling, general and administrative expenses for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2015	2014			2015	2014
Labor and related benefits	$215	$234	$(19)	(8.1)%	$438	$477	$(39)	(8.2)%
Professional fees	28	32	(4)	(12.5)	56	58	(2)	(3.4)
Provision for bad debts	6	6	—	—	18	19	(1)	(5.3)
Other	73	81	(8)	(9.9)	158	174	(16)	(9.2)

	$322	$353	$(31)	(8.8)%	$670	$728	$(58)	(8.0)%

Our labor and related benefits decreased as a result of both our August 2014 reorganization and our 2014 divestitures, primarily our Wheelabrator business. In addition, declines in our other expenses are primarily as a result of our continued focus on controlling costs and 2014 divestitures, partially offset by the reversal of a reserve due to a favorable litigation resolution in the second quarter of 2014.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three- and six-month periods ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2015	2014			2015	2014
Depreciation of tangible property and equipment	$192	$215	$(23)	(10.7)%	$378	$428	$(50)	(11.7)%
Amortization of landfill airspace	110	104	6	5.8	199	188	11	5.9
Amortization of intangible assets	20	20	—	—	37	40	(3)	(7.5)

	$322	$339	$(17)	(5.0)%	$614	$656	$(42)	(6.4)%

The decrease in depreciation and amortization expense for the three- and six-month periods ended June 30, 2015, compared to the prior year periods is primarily due to the December 2014 sale of our Wheelabrator business as discussed further in Note 9 to the Condensed Consolidated Financial Statements.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

During the first half of 2015, we recognized net charges of $15 million, including $16 million of charges to write down or divest of certain assets in our recycling operations and a $5 million impairment of a landfill in our Western Canada Area due to revised post-closure cost estimates. Partially offsetting these charges was a $6 million gain on the sale of an oil and gas producing property in the second quarter of 2015.

During the first half of 2014, we recognized net charges of $37 million, primarily related to a $25 million loss on the divestiture of our Puerto Rico operations and certain other collection and landfill assets as discussed further in Note 9 to the Condensed Consolidated Financial Statements and a $12 million impairment charge due to the decision to close a waste processing facility.

Income from Operations

The following table summarizes income from operations for the three and six months ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2015	2014			2015	2014
Solid Waste:
Tier 1	$215	$223	$(8)	(3.6)%	$426	$441	$(15)	(3.4)%
Tier 2	295	335	(40)	(11.9)	571	619	(48)	(7.8)
Tier 3	120	149	(29)	(19.5)	246	273	(27)	(9.9)

Solid Waste	630	707	(77)	(10.9)	1,243	1,333	(90)	(6.8)
Wheelabrator	8	20	(12)	*	1	54	(53)	*
Other	(17)	(29)	12	*	(40)	(47)	7	(14.9)
Corporate and Other	(119)	(166)	47	(28.3)	(262)	(339)	77	(22.7)

Total	$502	$532	$(30)	(5.6)%	$942	$1,001	$(59)	(5.9)%

*	Percentage change does not provide a meaningful comparison.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three and six months ended June 30, 2015 as compared with the prior year periods are summarized below:

•	In the second quarter of 2015, we recognized a $55 million charge associated with withdrawal from certain underfunded multiemployer pension plans in Tiers 2 and 3;

•

Results from our recycling business were unfavorable compared to the prior year periods principally due to (i) lower market prices for recyclable commodities; (ii) lower volumes and (iii) the impairment of various recycling assets. These unfavorable variances were partially offset by reduced costs driven, in part, by (i) increased efforts to reduce controllable recycling rebates paid to customers; (ii) better alignment of rebate structures to commodity prices for new recycling contracts and (iii) ongoing business improvement efforts around inbound quality control;

•

Our traditional solid waste business, excluding the pension charges discussed above, benefited from internal revenue growth, principally in our collection business, and the impact of lower fuel prices; offset, in part, by

•	The transfer of certain sales employees included in our Corporate and Other segment in the prior year periods;

•	The unfavorable impact of foreign currency fluctuations, which affects our Canadian operations in Tiers 1 and 3; and

•	The reversal of a reserve in the second quarter of 2014 due to a favorable litigation resolution in Tier 1.

During the periods presented we sold certain businesses and assets. Although the resulting net gains and losses were not material, we had a favorable variance in Tier 1 offset by unfavorable variances in Tiers 2 and 3.

Significant items affecting the comparability of the remaining components of our results of operations for the three and six month periods ended June 30, 2015 are summarized below:

Wheelabrator — Amounts reported in 2015 reflect post-closing adjustments to the gain on the sale of our Wheelabrator business in December 2014.

Other — The most significant items affecting the comparability of results for the periods presented include:

•	Impairment charges incurred in the second quarter of 2014 primarily due to the decision to close a waste processing facility;

•	Lower year-to-date results in our renewable energy business due to favorable weather related pricing in the first quarter of 2014 offset, in part, by improved results in the current quarter; and

•	A favorable adjustment to accrued contingent consideration recognized in the second quarter of 2014.

Corporate and Other — The most significant items affecting the comparability of expenses for the periods presented include:

•	Lower medical costs in the current year driven by lower claims and reduced headcount;

•	The transfer of certain sales employees to our Solid Waste segment that were included in this segment in the prior year periods;

•	Restructuring savings related to our reorganization in the third quarter of 2014; and

•	Increased risk management costs primarily related to certain higher than anticipated auto and general liability claim settlements in the current quarter.

Interest Expense, net

Our interest expense, net was $95 million and $199 million during the three and six months ended June 30, 2015, respectively, compared to $115 million and $236 million during the three and six months ended June 30, 2014, respectively. The year-over-year decreases are primarily attributable to the refinancing of a significant portion of our high-coupon senior notes during the first quarter of 2015. As a result of the combination of a make-whole redemption of certain senior notes, cash tender offers to purchase certain senior notes and the issuance of $1.8 billion of new senior notes, we reduced the weighted average interest rate of our senior note portfolio by 1%.

Loss on Early Extinguishment of Debt

During the first half of 2015, we refinanced a significant portion of our high-coupon senior notes. As a result of the combination of a make-whole redemption of certain senior notes, cash tender offers to purchase certain senior notes and the issuance of $1.8 billion of new senior notes, we reduced the weighted average interest rate of our senior note portfolio by 1% and extended the weighted average duration of these debt obligations by three years. Additional details related to each component of the refinancing follow:

Make-Whole Redemption — In January 2015, we repaid $947 million of WM senior notes, which comprised all of the outstanding senior notes maturing in 2015, 2017 and 2019. The repayment of these debt balances was achieved by exercising the optional redemption provisions of the notes, which required that we pay the outstanding principal plus a make-whole premium. “Loss on early extinguishment of debt” in our Condensed Consolidated Statement of Operations includes charges of $122 million related to these redemptions for the six months ended June 30, 2015.

Tender Offers — During the six months ended June 30, 2015, WM and WM Holdings made cash tender offers to purchase any and all of certain outstanding senior notes. The series of notes targeted in the tenders and the amounts tendered of each series are summarized below:

•	$449 million of WM Holdings 7.10% senior notes due 2026, of which $145 million were tendered;

•	$577 million of WM 7.00% senior notes due 2028, of which $182 million were tendered;

•	$223 million of WM 7.375% senior notes due 2029, of which $84 million were tendered;

•	$496 million of WM 7.75% senior notes due 2032, of which $286 million were tendered; and

•	$600 million of WM 6.125% senior notes due 2039, of which $326 million were tendered.

“Loss on early extinguishment of debt” in our Condensed Consolidated Statement of Operations includes charges of $430 million related to these tender offers for the six months ended June 30, 2015.

Equity in Net Losses of Unconsolidated Entities

We recognized “Equity in net losses of unconsolidated entities” of $15 million and $23 million during the three and six months ended June 30, 2015, respectively, compared with $13 million and $22 million during the three and six months ended June 30, 2014, respectively. These losses are primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 14 to the Condensed Consolidated Financial Statements for more information related to these investments.

Provision for Income Taxes

We recorded a provision for income taxes of $116 million during the second quarter of 2015, representing an effective income tax rate of 29.6%, compared with a provision for income taxes of $180 million during the second quarter of 2014, representing an effective income tax rate of 44.7%. Our effective income tax rate for the first half of 2015 was 14.5% compared with 37.8% for the first half of 2014.

Our provision for income taxes during the second quarter of 2015 was favorably impacted by federal tax credits, revaluation of our deferred taxes and utilization of state net operating losses resulting from changes in state law and the tax implications of nontaxable post-closing adjustments related to the 2014 divestiture of our Wheelabrator business. Our provision for income taxes during the second quarter of 2014 was unfavorably impacted by the divestiture of our Puerto Rico operations and certain other collection and landfill assets. No tax benefit was recorded in connection with the $25 million loss incurred. In addition, we incurred $32 million of tax charges to repatriate accumulated cash prior to the divestment.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes by $13 million and $24 million for the three and six months ended June 30, 2015, respectively, and by $14 million and $25 million for the three and six months ended June 30, 2014, respectively. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

Noncontrolling Interests

Net loss attributable to noncontrolling interests was $1 million and $3 million for the three and six months ended June 30, 2015, respectively, and net income attributable to noncontrolling interests was $12 million and $21 million for the three and six months ended June 30, 2014, respectively. The income for the three and six months ended June 30, 2014 was principally related to third parties’ equity interests in two limited liability companies (“LLCs”) that owned three waste-to-energy facilities operated by our Wheelabrator business. In December 2014, we purchased the noncontrolling interests in the LLCs from the third parties in anticipation of our sale of the Wheelabrator business. The LLCs were then subsequently sold as part of the divestment of our Wheelabrator business. Refer to Notes 9 and 14 to the Condensed Consolidated Financial Statements for information related to the sale of our Wheelabrator business and the consolidation of these variable interest entities, respectively.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances at each balance sheet date (in millions):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$273	$1,307

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$92	$129
Tax-exempt bond funds	1	1
Other	9	41

Total restricted trust and escrow accounts	$102	$171

Debt:
Current portion	$196	$1,090
Long-term portion	8,910	8,345

Total debt	$9,106	$9,435

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$27	$45

Cash and cash equivalents — Cash and cash equivalents at December 31, 2014, included a portion of the $1.95 billion of proceeds from the divestiture of our Wheelabrator business in December 2014. The decrease from December 31, 2014 to June 30, 2015 is primarily related to the use of available cash to pay premiums on the early extinguishment of debt and the acquisition of Deffenbaugh, discussed further in Notes 3 and 9, respectively, to the Condensed Consolidated Financial Statements.

Restricted trust and escrow accounts — The decrease in final capping, closure, post-closure and environmental remediation funds from December 31, 2014 to June 30, 2015 is primarily due to the closure of certain trust and escrow accounts which were converted to other forms of financial assurance. Other restricted trust and escrow accounts at December 31, 2014 included the funding of a legal settlement which was paid in full in the second quarter of 2015.

Debt — During the first half of 2015, we elected to refinance a significant portion of our high-coupon senior notes in order to reduce the weighted average interest rate and extend the weighted average duration of our debt balances. We achieved this with a combination of a make-whole redemption of certain senior notes, cash tender offers to purchase certain senior notes and the issuance of $1.8 billion of new senior notes consisting of:

•	$600 million of 3.125% senior notes due March 1, 2025;

•	$450 million of 3.90% senior notes due March 1, 2035; and

•	$750 million of 4.10% senior notes due March 1, 2045.

The net proceeds from these debt issuances were $1.78 billion. The Company used the proceeds from the 2025 notes for general corporate purposes. The proceeds from the 2035 notes and the 2045 notes were used to pay the purchase price and accrued interest for the notes redeemed through the tender offers discussed above and for general corporate purposes. See Note 3 to the Condensed Consolidated Financial Statements for more information related to the debt transactions.

In July 2015, we amended and restated our $2.25 billion revolving credit facility, extending the term through July 2020.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$1,315	$1,139

Net cash used in investing activities	$(879)	$(294)

Net cash used in financing activities	$(1,469)	$(766)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014 are summarized below:

•

Decrease in earnings — Our income from operations, excluding depreciation and amortization, decreased by $101 million on a year-over-year basis, predominantly driven by the sale of our Wheelabrator business in December 2014, which has been offset in part by growth in our core business. However, our 2015 results also include the recognition of a $55 million charge associated with the withdrawal from certain underfunded multiemployer pension plans, which had no impact on our 2015 year-to-date cash provided by operating activities.

•

Decrease in tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $212 million lower on a year-over-year basis, largely driven by (i) lower year-over-year pre-tax earnings primarily associated with the loss on early extinguishment of debt in the first quarter of 2015 and (ii) an anticipated overpayment of taxes in 2014.

•

Increase in bonus payments — Payments for our annual incentive plans are typically paid in the first quarter of the year based on prior year performance. Our cash flow from operations were unfavorably impacted by approximately $65 million on a year-over-year basis, as the annual incentive plan payments made in the first quarter of 2015 were significantly higher than payments made in the first quarter of 2014.

•

Forward-starting swaps — During the first quarter of 2014, the forward-starting interest rate swaps associated with the anticipated issuance of senior notes in 2014 matured, and we paid cash of $36 million to settle the liabilities related to the swaps. This cash payment was classified as a change in “Accounts payable and accrued liabilities” within “Net cash provided by operating activities” in the Condensed Consolidated Statement of Cash Flows.

•

Decrease in interest payments — Cash paid for interest decreased $34 million primarily related to the timing of interest payments on new senior notes issued in the first quarter of 2015 to refinance a significant portion of our high-coupon senior notes, as discussed further in Note 3 to the Condensed Consolidated Financial Statements.

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was favorably impacted on a year-over-year basis by changes in our assets and liabilities accounts, excluding the accrual of the multiemployer pension adjustment discussed above. Although the changes in our assets and liabilities may vary from year-to-year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable changes, which are affected by both cost changes and timing of payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six-month periods ended June 30, 2015 and 2014 are summarized below:

•	Capital expenditures — We used $529 million and $474 million during the six months ended June 30, 2015 and 2014, respectively, for capital expenditures.

•

Acquisitions — Our spending on acquisitions was $454 million during the six months ended June 30, 2015 compared with $26 million during the six months ended June 30, 2014. In 2015, our acquisitions consisted principally of the collection and disposal operations of Deffenbaugh, which is discussed in Note 9 to the Condensed Consolidated Financial Statements.

•

Divestitures — Proceeds from divestitures of businesses and other assets (net of cash divested) was $78 million during the six months ended June 30, 2015 compared with $266 million during the six months ended June 30, 2014. In the first quarter of 2014, we sold our investment in SEG and received cash proceeds of $155 million. In the second quarter of 2014, we sold our Puerto Rico operations and certain other collection and landfill assets and received proceeds from the sale of $80 million, consisting of $65 million of cash and $15 million of preferred stock.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six months ended June 30, 2015 and 2014 are summarized below:

•	Debt borrowings (repayments) — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Six Months Ended June 30,
	2015	2014
Borrowings:
U.S. revolving credit facility	$—	$1,020
Canadian credit facility and term loan	—	74
Senior notes	1,781	347
Capital leases and other debt	85	59

	$1,866	$1,500

Repayments:
U.S. revolving credit facility	$—	$(1,335)
Canadian credit facility and term loan	(54)	(134)
Senior notes	(1,970)	(350)
Tax-exempt bonds	(50)	(15)
Capital leases and other debt	(107)	(91)

	$(2,181)	$(1,925)

Net repayments	$(315)	$(425)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Premiums paid on early extinguishment of debt — Premiums paid on early extinguishment of debt of $555 million during the first half of 2015 relate to (i) charges for make-whole premiums on certain senior notes that the Company decided to redeem in advance of their scheduled maturities and (ii) charges related to tender offers for certain senior notes of WM and WM Holdings. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of debt transactions in the first half of 2015.

•

Dividend payments — We paid $351 million in cash dividends in the first half of 2015 compared with $349 million in the first half of 2014. The increase in dividend payments is primarily due to our quarterly per share dividend declared increasing from $0.375 in 2014 to $0.385 in 2015 and has been offset, in part, by a reduction in our common stock outstanding during 2015 as a result of our share repurchase program.

•

Share repurchases — We announced in February 2015 that the Board of Directors has authorized up to $1 billion in future share repurchases. In the second quarter of 2015, we entered into and completed an accelerated share repurchase (“ASR”) agreement and made a cash payment of $300 million for share repurchases. See Note 12 to the Condensed Consolidated Financial Statements for additional information related to this ASR agreement. We currently anticipate that we will repurchase an additional $300 million of our outstanding shares in the third quarter of 2015.

Liquidity Impacts of Income Tax Items

Cash Taxes — Our tax payments in 2015 are expected to be approximately $475 million lower than the tax payments made in 2014 primarily due to (i) lower pre-tax earnings due to loss on early extinguishment of debt and (ii) an anticipated overpayment of taxes in 2014.

Bonus Depreciation — The Tax Increase Prevention Act of 2014 was signed into law on December 19, 2014 and included an extension for one year of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2015 were depreciated immediately. The acceleration of deductions on 2014 qualifying capital expenditures resulting from the bonus depreciation provisions had no impact on our effective income tax rate for 2014 although it reduced our cash taxes by approximately $60 million.

Taking accelerated deductions results in increased cash taxes in subsequent periods when the deductions related to the capital expenditures would have otherwise been taken. Overall, the effect of all applicable years’ bonus depreciation programs results in increased cash taxes of approximately $90 million in 2015.

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

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 14 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2015, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

New Accounting Standard Pending Adoption

In May 2014, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial application. We are in the process of assessing the provisions of the amended guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.

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

Information about market risks as of June 30, 2015, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2015. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes common stock repurchases made during the second quarter of 2015 (shares in millions):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 — 30	—		$—		—	$1 billion	(a)

May 1 — 31	4.2	(b)	$50.09	(b)	4.2	$700 million	(b)

June 1 — 30	1.9	(b)	$47.15	(b)	1.9	$700 million

Total	6.1		$49.17		6.1

(a)	We announced in February 2015 that the Board of Directors has authorized up to $1 billion in future share repurchases.
(b)

In May 2015, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $300 million of our common stock. At the beginning of the ASR repurchase period, we delivered the $300 million in cash and received 4.2 million shares, which represented 70% of the shares expected to be repurchased based on then-current market prices. This agreement was completed in June 2015 and we received 1.9 million additional shares.

Item 4.	Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.		Description

10.1	—	Waste Management, Inc. Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 15, 2015].

31.1	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

0101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: July 23, 2015