Form 10-Q
period 2015-09-30
WASTE MANAGEMENT INC
filed 2015-10-27
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 20, 2015 was 446,495,290 (excluding treasury shares of 183,787,171).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113	$1,307
Accounts receivable, net of allowance for doubtful accounts of $26 and $30, respectively	1,570	1,587
Other receivables	432	350
Parts and supplies	92	106
Deferred income taxes	79	115
Other assets	113	176

Total current assets	2,399	3,641
Property and equipment, net of accumulated depreciation and amortization of $16,385 and $15,968, respectively	10,659	10,657
Goodwill	5,886	5,740
Other intangible assets, net	495	440
Investments in unconsolidated entities	374	408
Other assets	589	526

Total assets	$20,402	$21,412

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$671	$740
Accrued liabilities	1,095	1,180
Deferred revenues	461	475
Current portion of long-term debt	215	1,090

Total current liabilities	2,442	3,485
Long-term debt, less current portion	8,835	8,345
Deferred income taxes	1,490	1,453
Landfill and environmental remediation liabilities	1,605	1,531
Other liabilities	773	709

Total liabilities	15,145	15,523

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,805	4,585
Retained earnings	6,840	6,888
Accumulated other comprehensive income (loss)	(91)	23
Treasury stock at cost, 183,817,862 and 171,745,077 shares, respectively	(6,325)	(5,636)

Total Waste Management, Inc. stockholders’ equity	5,235	5,866
Noncontrolling interests	22	23

Total equity	5,257	5,889

Total liabilities and equity	$20,402	$21,412

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues	$3,360	$3,602	$9,715	$10,559

Costs and expenses:
Operating	2,095	2,299	6,204	6,832
Selling, general and administrative	330	377	1,000	1,105
Depreciation and amortization	330	329	944	985
Restructuring	2	67	7	69
(Income) expense from divestitures, asset impairments and unusual items	2	(16)	17	21

	2,759	3,056	8,172	9,012

Income from operations	601	546	1,543	1,547

Other income (expense):
Interest expense, net	(95)	(116)	(294)	(352)
Loss on early extinguishment of debt	—	—	(552)	—
Equity in net losses of unconsolidated entities	(9)	(14)	(32)	(36)
Other, net	(1)	(2)	(2)	(7)

	(105)	(132)	(880)	(395)

Income before income taxes	496	414	663	1,152
Provision for income taxes	159	133	184	412

Consolidated net income	337	281	479	740
Less: Net income (loss) attributable to noncontrolling interests	2	11	(1)	32

Net income attributable to Waste Management, Inc.	$335	$270	$480	$708

Basic earnings per common share	$0.75	$0.59	$1.06	$1.53

Diluted earnings per common share	$0.74	$0.58	$1.05	$1.52

Cash dividends declared per common share	$0.385	$0.375	$1.155	$1.125

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated net income	$337	$281	$479	$740

Other comprehensive income (loss), net of taxes:
Derivative instruments, net	5	—	10	(2)
Available-for-sale securities, net	(2)	3	(1)	5
Foreign currency translation adjustments	(60)	(61)	(123)	(80)

Other comprehensive income (loss), net of taxes	(57)	(58)	(114)	(77)

Comprehensive income	280	223	365	663
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	11	(1)	32

Comprehensive income attributable to Waste Management, Inc.	$278	$212	$366	$631

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$479	$740
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	944	985
Deferred income tax provision (benefit)	46	(85)
Interest accretion on landfill liabilities	66	65
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	2	8
Provision for bad debts	27	31
Equity-based compensation expense	53	40
Excess tax benefits associated with equity-based transactions	(11)	(3)
Net gain from disposal of assets	(9)	(31)
Effect of (income) expense from divestitures, asset impairments and unusual items and other	17	21
Equity in net losses of unconsolidated entities, net of dividends	32	36
Loss on early extinguishment of debt	552	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(71)	(36)
Other current assets	9	5
Other assets	(19)	14
Accounts payable and accrued liabilities	(91)	108
Deferred revenues and other liabilities	(54)	(87)

Net cash provided by operating activities	1,972	1,811

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(473)	(32)
Capital expenditures	(864)	(781)
Proceeds from divestitures of businesses and other assets (net of cash divested)	114	319
Net receipts from restricted trust and escrow accounts	54	19
Investments in unconsolidated entities	(15)	(23)
Other	3	(78)

Net cash used in investing activities	(1,181)	(576)

Cash flows from financing activities:
New borrowings	2,060	2,364
Debt repayments	(2,421)	(2,392)
Premiums paid on early extinguishment of debt	(555)	—
Common stock repurchases	(600)	(600)
Cash dividends	(523)	(521)
Exercise of common stock options	53	70
Excess tax benefits associated with equity-based transactions	11	3
Distributions paid to noncontrolling interests	(1)	(29)
Other	(7)	(2)

Net cash used in financing activities	(1,983)	(1,107)

Effect of exchange rate changes on cash and cash equivalents	(2)	(3)

Increase (decrease) in cash and cash equivalents	(1,194)	125
Cash and cash equivalents at beginning of period	1,307	58

Cash and cash equivalents at end of period	$113	$183

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
	Total	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
		Shares	Amounts				Shares	Amounts
Balance, December 31, 2014	$5,889	630,282	$6	$4,585	$6,888	$23	(171,745)	$(5,636)	$23
Consolidated net income	479	—	—	—	480	—	—	—	(1)
Other comprehensive income (loss), net of taxes	(114)	—	—	—	—	(114)	—	—	—
Cash dividends	(523)	—	—	—	(523)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	126	—	—	40	(5)	—	2,746	91	—
Common stock repurchases	(600)	—	—	180	—	—	(14,823)	(780)	—
Distributions paid to noncontrolling interests	(1)	—	—	—	—	—	—	—	(1)
Other	1	—	—	—	—	—	4	—	1

Balance, September 30, 2015	$5,257	630,282	$6	$4,805	$6,840	$(91)	(183,818)	$(6,325)	$22

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

The Condensed Consolidated Financial Statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2015			December 31, 2014
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$103	$41	$144	$104	$43	$147
Long-term	1,417	188	1,605	1,339	192	1,531

	$1,520	$229	$1,749	$1,443	$235	$1,678

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2014 and the nine months ended September 30, 2015 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2013	$1,421	$227
Obligations incurred and capitalized	54	—
Obligations settled	(69)	(21)
Interest accretion	88	5
Revisions in estimates and interest rate assumptions	(9)	25
Acquisitions, divestitures and other adjustments(a)	(42)	(1)

December 31, 2014	1,443	235
Obligations incurred and capitalized	46	—
Obligations settled	(50)	(15)
Interest accretion	66	3
Revisions in estimates and interest rate assumptions	6	7
Acquisitions, divestitures and other adjustments(b)	9	(1)

September 30, 2015	$1,520	$229

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

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2015:

	September 30, 2015	December 31, 2014
U.S. revolving credit facility, maturing July 2020	$—	$—
Letter of credit facilities, maturing through December 2018	—	—
Canadian credit facility and term loan, maturing November 2017 (weighted average effective interest rate of 2.1% at September 30, 2015 and 2.6% at December 31, 2014)	114	232
Senior notes maturing through 2045, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 4.7% at September 30, 2015 and 5.7% at December 31, 2014)	6,083	6,273
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 0.02% to 5.7% (weighted average interest rate of 2.1% at September 30, 2015 and 2.2% at December 31, 2014)	2,493	2,541
Capital leases and other, maturing through 2055, interest rates up to 12%	360	389

	9,050	9,435
Current portion of long-term debt	215	1,090

	$8,835	$8,345

Debt Classification

As of September 30, 2015, we had $701 million of debt maturing within the next 12 months, including $500 million of 2.6% senior notes that mature in September 2016 and $117 million of tax-exempt bonds. In addition, $487 million of tax-exempt bonds have term interest rate periods that expire within the next 12 months. Based on our intent and ability to refinance portions of our current obligations on a long-term basis as of September 30, 2015, including through use of forecasted available capacity under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”), we have classified $973 million of this debt as long-term and the remaining $215 million as current obligations.

As of September 30, 2015, we also have $491 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on these bonds are reset on either a daily or weekly basis through a remarketing process. All recent remarketings have successfully placed Company bonds with investors at reasonable, market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to use availability under our $2.25 billion revolving credit facility to fund the debt obligations until they can be remarketed successfully. Accordingly, we classified these borrowings as long-term in our Condensed Consolidated Balance Sheet at September 30, 2015.

Revolving Credit and Letter of Credit Facilities

In July 2015, we amended and restated our $2.25 billion revolving credit facility, extending the term through July 2020.

As of September 30, 2015, we had an aggregate committed capacity of $2.4 billion for letters of credit under various U.S. credit facilities. Our $2.25 billion revolving credit facility is our primary source of letter of credit capacity. Our remaining committed letter of credit capacity is provided under facilities with terms ending through December 2018. As of September 30, 2015, we had an aggregate of $982 million of letters of credit outstanding

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under various credit facilities. As of September 30, 2015, we had no outstanding borrowings under our $2.25 billion revolving credit facility and $832 million of letters of credit issued and supported by the facility, leaving $1,418 million of unused and available capacity.

We also have a Canadian credit agreement that matures in November 2017 and provides for C$150 million of revolving credit capacity. We have the ability to issue up to C$50 million of letters of credit under the Canadian revolving credit facility, which if utilized, reduces the amount of credit capacity available for borrowings. As of September 30, 2015, we had no letters of credit or borrowings outstanding under the credit facility.

Debt Borrowings and Repayments

Canadian Term Loan — We repaid C$119 million, or $93 million, of net advances under our Canadian term loan during the nine months ended September 30, 2015 with available cash. The remaining decline in the carrying value of borrowings outstanding under our Canadian term loan is due to foreign currency translation.

Senior Notes — During 2015, we refinanced a significant portion of our high-coupon senior notes. Details related to each component of the refinancing follow:

Make-Whole Redemption — In January 2015, we repaid $947 million of WM senior notes, which comprised all of the outstanding senior notes maturing in 2015, 2017 and 2019. The repayment of these debt balances was achieved by exercising the optional redemption provisions of the notes, which required that we pay the outstanding principal plus a make-whole premium. The “Loss on early extinguishment of debt” reflected in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015 includes $122 million of charges related to these redemptions.

Tender Offers — During 2015, WM and WM Holdings made cash tender offers to purchase any and all of certain outstanding senior notes. The series of notes targeted in the tenders and the amounts tendered of each series are summarized below:

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

The “Loss on early extinguishment of debt” reflected in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015 includes $430 million of charges related to these tender offers.

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

Tax-Exempt Bonds — During the nine months ended September 30, 2015, we made net repayments of $50 million on our tax-exempt bonds.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Derivative Instruments and Hedging Activities

Cash Flow Hedges

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. As of September 30, 2015, we had foreign exchange cross currency swaps outstanding for all of the anticipated cash flows associated with intercompany loans from WM Holdings to its wholly-owned Canadian subsidiaries. Our Condensed Consolidated Balance Sheets include $73 million and $28 million in long-term other assets at September 30, 2015 and December 31, 2014, respectively, and $1 million in current accrued liabilities at September 30, 2015, for these foreign exchange cross currency swaps. We designated these cross currency swaps as cash flow hedges. The hedged cash flows as of September 30, 2015 include C$370 million of total notional value. The scheduled principal payments of the loan and the related swaps are as follows: C$70 million due on October 31, 2016, C$150 million due on October 31, 2017 and C$150 million due on October 31, 2018.

Gains or losses resulting from the remeasurement of the underlying non-functional currency intercompany loan are recognized in current earnings in the same financial statement line item as offsetting gains or losses on the related cross currency swaps. We have not offset fair value amounts recognized for these derivative instruments. For information related to the inputs used to measure these derivative assets and liabilities at fair value, refer to Note 14.

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

At September 30, 2015 and December 31, 2014, our “Accumulated other comprehensive income” included $45 million and $50 million, respectively, of after-tax deferred losses related to all previously terminated swaps, which are being amortized as an increase to interest expense over the ten-year term of the related senior note issuances using the effective interest method. As of September 30, 2015, $11 million of the deferred losses for these previously terminated swaps (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

As discussed in Note 3, during the nine months ended September 30, 2015, the Company elected to redeem certain senior notes. As a result of this redemption, $3 million of deferred losses for previously terminated swaps was recorded as interest expense in the Condensed Consolidated Statement of Operations.

There was no significant ineffectiveness associated with our cash flow hedges during the three and nine months ended September 30, 2015 or 2014. Refer to Note 12 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

Fair Value Hedges

Interest Rate Swaps

We did not have any interest rate swaps outstanding during the reported periods. However, in prior years, we entered into interest rate swaps to maintain a portion of our debt obligations at variable market interest rates and designated these interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting for interest rate swap contracts increased the carrying value of our debt instruments by $25 million and $45 million as of September 30, 2015 and December 31, 2014, respectively. The significant decrease in the fair value adjustment during the nine months ended September 30, 2015 is primarily due to accounting for the impact of our senior note redemption discussed in Note 3. During the nine months ended September 30, 2015, the redemption of certain senior notes prior to their scheduled maturity dates resulted in the write-off of related fair value adjustments for terminated interest rate swaps as a $14 million credit to “Loss on early extinguishment of debt” within our Condensed Consolidated Statement of Operations. The remaining fair value adjustments to long-term debt are being amortized as a reduction to interest expense using the effective interest method over the remaining term of the related senior notes, which extend through 2028. We recognized benefits to interest expense associated with the amortization of our terminated interest rate swaps of $2 million and $6 million for the three and nine months ended September 30, 2015, respectively, and $3 million and $11 million for the three and nine months ended September 30, 2014, respectively.

5.	Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2015 was 32.3% and 27.8%, respectively, compared with 32.1% and 35.7%, for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2015 was primarily due to the favorable impact of federal tax credits, adjustments to our accruals and related deferred taxes due to the filing of our 2014 income tax returns and state tax audit settlements offset, in part, by the unfavorable impact of state and local income taxes. These recurring items had a more pronounced net reduction on our current year effective tax rate than in 2014 due to the impact of the loss on early extinguishment of debt on our pre-tax income for the nine months ended September 30, 2015. The nine months ended September 30, 2015 was also favorably impacted by the revaluation of our deferred taxes and utilization of state net operating losses resulting from changes in state law and the tax implications of nontaxable post-closing adjustments related to the divestiture of our Wheelabrator business.

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

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. We recognized $2 million and $4 million of net losses resulting from our share of the entity’s operating losses during the three and nine months ended September 30, 2015, respectively, and $1 million and $3 million of net losses during the three and nine months ended September 30, 2014, respectively. Our tax provision was reduced by $7 million and $16 million for the three and nine months ended September 30, 2015, respectively, and by $6 million and $14 million for the three and nine months ended September 30, 2014, respectively, primarily as a result of tax credits realized from this investment. See Note 15 for additional information related to this investment.

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

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the three and nine months ended September 30, 2015, we recognized $5 million and $17 million of losses relating to our equity investment in this entity, $1 million and $3 million of interest expense, and a reduction in our tax provision of $10 million (including $7 million of tax credits) and $25 million (including $17 million of tax credits), respectively. During the three and nine months ended September 30, 2014, we recognized $6 million and $18 million of losses relating to our equity investment in this entity, $1 million and $4 million of interest expense, and a reduction in our tax provision of $10 million (including $7 million of tax credits) and $27 million (including $18 million of tax credits), respectively. See Note 15 for additional information related to this investment.

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

6.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Number of common shares outstanding at end of period	446.5	457.9	446.5	457.9
Effect of using weighted average common shares outstanding	3.1	2.9	8.0	6.1

Weighted average basic common shares outstanding	449.6	460.8	454.5	464.0
Dilutive effect of equity-based compensation awards and other contingently issuable shares	3.1	2.8	3.0	2.4

Weighted average diluted common shares outstanding	452.7	463.6	457.5	466.4

Potentially issuable shares	11.0	12.4	11.0	12.4
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2.0	0.4	2.0	0.7

7.	Commitments and Contingencies

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties in connection with both consolidated and unconsolidated entities. Guarantee agreements outstanding as of September 30, 2015 (excluding those related to Wheelabrator obligations that are discussed below) include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $8 million and (ii) agreements guaranteeing certain market value losses for approximately 800 homeowners’ properties adjacent to or near 20 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Before the divestiture of our Wheelabrator business, WM had guaranteed certain performance and financial obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. Wheelabrator is working with the various third-party beneficiaries to release WM from these guarantees, but until they are successful, WM has agreed to retain the guarantees and, in

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange, receive a credit support fee. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements, and as of December 31, 2014, WM’s maximum future payments associated with those guarantees was $176 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. The estimated fair value of WM’s potential obligation associated with guarantees of Wheelabrator obligations at September 30, 2015 and December 31, 2014 is $16 million (net of the credit support fee) and $18 million (net of the credit support fee), respectively. We have recorded the fair value of the financial and performance guarantees, some of which could extend through 2041 if not terminated, in our Condensed Consolidated Balance Sheets. We currently do not expect the financial impact of such performance and financial guarantees to materially exceed the recorded fair value.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $195 million higher than the $229 million recorded in the Condensed Consolidated Financial Statements as of September 30, 2015. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of September 30, 2015, we had been notified by the government that we are a PRP in connection with 76 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 76 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 10, 2015, Waste Management of Hawaii, Inc. (“WMHI”) entered a plea resolving the April 30, 2014 indictment against WMHI in connection with water discharges at the Waimanalo Gulch Sanitary Landfill, which WMHI operates for the city and county of Honolulu, following three major rainstorms in December 2010 and January 2011. As a result, WMHI entered a guilty plea on two misdemeanor violations of the federal Clean Water Act and will pay $400,000 in fines and $200,000 toward restitution and supplemental environmental projects. The two employees indicted in this matter each agreed to a misdemeanor violation of the federal Clean Water Act and payment of a $25,000 fine. WMHI may face civil claims from the Hawaii Department of Health or the EPA based on the same underlying events, but we do not anticipate such claims could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Litigation — On March 26, 2015, the Company acquired Deffenbaugh. In May 2012 and December 2013, Deffenbaugh was named as a defendant in purported class actions filed in the United States District Court for the District of Kansas. These cases pertained to fuel, environmental and base rate charges included on invoices, generally alleging that such charges were not properly disclosed, were unfair or were contrary to the customer service contracts. We have agreed on settlement terms for both cases, and we anticipate seeking preliminary court approvals during the fourth quarter of 2015. The anticipated settlements will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

One of the most significant multiemployer pension plans in which we have participated is the Central States, Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”). In 2008, we reached agreement with all of the unions involved to cease participation in the Central States Pension Plan. Since that time, litigation with the Central States Pension Plan has been pending. The dispute was over several matters including the effective date that our contribution obligations ceased. In August 2015, we settled all pending litigation with the trustees for the Central States Pension Plan regarding liability for contributions to the plan and withdrawal liability resulting from the cessation of contributions. The amount of the settlement did not exceed our previously recognized charges to “Operating” expenses associated with this matter, and the settlement did not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

We are still negotiating and litigating final resolutions of our withdrawal liability for certain other previous withdrawals. In the second quarter of 2015, we recognized a $55 million charge to “Operating” expenses associated with withdrawal from certain underfunded multiemployer pension plans, the majority of which was associated with the Central States Pension Plan withdrawal discussed above. We do not believe any additional liability above the charges we have already recognized for such previous withdrawals could be material to the Company’s business, financial condition, liquidity, results of operations or cash flows. Similarly, we also do not

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believe that any future withdrawals, individually or in the aggregate, from the multiemployer pension plans to which we contribute, could have a material adverse effect on our business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer pension plan(s) at the time of such withdrawal(s).

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are currently in the examination phase of IRS audits for the tax years 2014 and 2015 and expect these audits to be completed within the next six and 18 months, respectively. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2009, with the exception of affirmative claims in a limited number of jurisdictions that date back to 2000. We are also under audit in Canada for the tax years 2012 and 2013. We acquired Deffenbaugh, which is subject to potential IRS examination for the years 2012 through the date of acquisition in 2015. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
September 30, 2015
Solid Waste:
Tier 1	$886	$(144)	$742	$226
Tier 2	1,677	(308)	1,369	350
Tier 3	869	(137)	732	151

Solid Waste	3,432	(589)	2,843	727
Wheelabrator	—	—	—	—
Other	549	(32)	517	(8)

	3,981	(621)	3,360	719
Corporate and Other	—	—	—	(118)

Total	$3,981	$(621)	$3,360	$601

September 30, 2014
Solid Waste:
Tier 1	$895	$(138)	$757	$230
Tier 2	1,662	(307)	1,355	349
Tier 3	910	(147)	763	169

Solid Waste	3,467	(592)	2,875	748
Wheelabrator	205	(28)	177	48
Other	566	(16)	550	(10)

	4,238	(636)	3,602	786
Corporate and Other	—	—	—	(240)

Total	$4,238	$(636)	$3,602	$546

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Nine Months Ended:
September 30, 2015
Solid Waste:
Tier 1	$2,590	$(414)	$2,176	$652
Tier 2	4,808	(873)	3,935	921
Tier 3	2,540	(410)	2,130	397

Solid Waste	9,938	(1,697)	8,241	1,970
Wheelabrator	—	—	—	1
Other	1,552	(78)	1,474	(48)

	11,490	(1,775)	9,715	1,923
Corporate and Other	—	—	—	(380)

Total	$11,490	$(1,775)	$9,715	$1,543

September 30, 2014
Solid Waste:
Tier 1	$2,630	$(405)	$2,225	$671
Tier 2	4,814	(885)	3,929	968
Tier 3	2,668	(433)	2,235	442

Solid Waste	10,112	(1,723)	8,389	2,081
Wheelabrator	641	(80)	561	102
Other	1,664	(55)	1,609	(57)

	12,417	(1,858)	10,559	2,126
Corporate and Other	—	—	—	(579)

Total	$12,417	$(1,858)	$10,559	$1,547

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes can significantly affect the operating results of the affected Areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern U.S., can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time span, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Acquisitions and Divestitures

Acquisitions

Deffenbaugh Disposal, Inc. — On March 26, 2015, we acquired Deffenbaugh, one of the largest privately owned collection and disposal firms in the Midwest, for total consideration of $416 million ($413 million cash), inclusive of amounts for estimated working capital. Deffenbaugh’s assets include five collection operations, seven transfer stations, two recycling facilities, one subtitle-D landfill, and one construction and demolition landfill. For the three and nine months ended September 30, 2015, Deffenbaugh recognized revenues of $44 million and $92 million, respectively, and net income (loss) of less than $1 million for both the three and nine months ended September 30, 2015, which are included in our Condensed Consolidated Statements of Operations.

Goodwill of $152 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned to our Areas that will be integrating these operations as they are expected to benefit from the synergies of the combination. Goodwill related to this acquisition is not deductible for income tax purposes.

The allocation of the purchase price for the Deffenbaugh acquisition is preliminary and subject to change based on the finalization of our detailed valuations. The following table presents adjustments since the acquisition date to the allocation of the purchase price (in millions):

	March 26, 2015	Adjustments	September 30, 2015
Cash and cash equivalents	$15	$—	$15
Accounts and other receivables	18	4	22
Parts and supplies	2	—	2
Deferred income tax asset	9	2	11
Other current assets	12	(2)	10
Property and equipment	212	(5)	207
Goodwill	140	12	152
Other intangible assets	134	(34)	100
Other assets	1	—	1
Accounts payable	(4)	2	(2)
Accrued liabilities	(12)	(3)	(15)
Deferred revenues	(5)	(1)	(6)
Landfill and environmental remediation liabilities	(21)	3	(18)
Deferred income tax liability	(65)	15	(50)
Other liabilities	(20)	6	(14)

Total purchase price	$416	$(1)	$415

The preliminary allocation of $100 million for other intangibles includes $94 million for customer relationships and $6 million for a trade name, each with an amortization period of 15 years.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma consolidated results of operations have been prepared as if the acquisition of Deffenbaugh occurred at January 1, 2014 (in millions, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2015	2014
Operating revenues	$3,646	$9,755	$10,688
Net income attributable to Waste Management, Inc.	272	480	713
Basic earnings per common share	0.59	1.06	1.54
Diluted earnings per common share	0.59	1.05	1.53

Divestitures

Wheelabrator Business — On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale in the fourth quarter of 2014. For the nine months ended September 30, 2015, net adjustments to this gain were immaterial on a pre-tax basis. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments, with certain market price resets, for up to seven years.

Prior to the sale, our Wheelabrator business constituted a reportable segment, as discussed in Note 8. We concluded that the sale of our Wheelabrator business did not qualify for discontinued operations accounting under applicable authoritative guidance based on our significant continuing obligations under the long-term waste supply agreements referred to above and in Note 7.

Other — In the third quarter of 2014, we sold certain landfill and collection operations in our Eastern Canada Area, which were included in Tier 3. We received cash proceeds from the sale of $39 million and recognized a gain of $18 million. In the second quarter of 2014, we sold our Puerto Rico operations and certain other collection and landfill assets which were included in Tier 3 and Tier 1, respectively, of our Solid Waste business. We received proceeds from the sale of $80 million, consisting of $65 million of cash and $15 million of preferred stock. The loss recognized related to the sale was $25 million and is recorded in “(Income) expense from divestitures, asset impairments and unusual items” in our Condensed Consolidated Statement of Operations.

10.	Restructuring

During the nine months ended September 30, 2015, we recognized $7 million of pre-tax restructuring charges, of which $3 million was related to employee severance and benefit costs, including costs associated with our acquisition of Deffenbaugh. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

In August 2014, we announced a consolidation and realignment of several Corporate functions to better support achievement of the Company’s strategic goals, including cost reduction. Voluntary separation arrangements were offered to all salaried employees within these organizations. Approximately 650 employees separated from our Corporate and recycling organizations in connection with this restructuring.

During the third quarter of 2014, we recognized pre-tax charges of $67 million primarily associated with this restructuring, of which $61 million related to employee severance and benefit costs.

We have recognized total charges of $73 million associated with our 2014 and 2015 restructurings related to employee severance and benefits, and we have paid approximately $65 million of these costs. At September 30, 2015, we had approximately $5 million of accrued employee severance related to our restructuring efforts, which will be substantially paid by the end of 2015.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Asset Impairments and Unusual Items

(Income) expense from divestitures, asset impairments and unusual items

During the nine months ended September 30, 2015, we recognized net charges of $17 million, including $18 million of charges to write down or divest of certain assets in our recycling operations and a $5 million impairment of a landfill in our Western Canada Area due to revised post-closure cost estimates. Partially offsetting these charges was a $6 million gain on the sale of an oil and gas producing property in the second quarter of 2015.

During the nine months ended September 30, 2014, we recognized net charges of $21 million primarily related to a $25 million loss on the divestiture of our Puerto Rico operations and certain other collection and landfill assets as discussed further in Note 9 and a $12 million impairment charge due to the decision to close a waste processing facility; partially offset by net gains of $16 million during the third quarter of 2014, primarily attributable to gains on the sale of certain landfill and collection operations in our Eastern Canada Area.

Other income (expense)

Equity in net losses of unconsolidated entities during the nine months ended September 30, 2014, includes $5 million of charges to write down an equity method investment in a waste diversion technology company to its fair value.

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

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2014	$(61)	$10	$84	$(10)	$23
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $17, $(1), $0 and $0, respectively	27	(1)	(128)	—	(102)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $(11), $0, $0 and $0, respectively	(17)	—	5	—	(12)

Net current period other comprehensive income (loss)	10	(1)	(123)	—	(114)

Balance, September 30, 2015	$(51)	$9	$(39)	$(10)	$(91)

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of other comprehensive income (loss) before reclassifications associated with our cash flow derivative instruments are as follows (in millions):

	Amount of Derivative Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedges	2015	2014	2015	2014
Forward-starting interest rate swaps	$—	$—	$—	$(8)
Foreign currency derivatives	23	13	44	11
Electricity commodity derivatives	—	—	—	(8)

Total before tax	23	13	44	(5)
Tax (expense) benefit	(9)	(5)	(17)	2

Net of tax	$14	$8	$27	$(3)

The amounts reclassified out of accumulated other comprehensive income associated with our cash flow derivative instruments are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	Amount Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Classification
Detail About Accumulated Other Comprehensive Income Components	2015	2014	2015	2014
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(4)	$(3)	$(9)	$(8)	Interest expense
Treasury rate locks	—	—	(3)	(1)	Interest expense
Foreign currency derivatives	19	16	40	16	Other, net
Electricity commodity derivatives	—	—	—	(9)	Operating revenues

	15	13	28	(2)	Total before tax
	(6)	(5)	(11)	1	Tax (expense) benefit

Total reclassifications for the period	$9	$8	$17	$(1)	Net of tax

13.	Share Repurchases

Our share repurchases have been made in accordance with financial plans approved by our Board of Directors. We announced in February 2015, that the Board of Directors has authorized up to $1 billion in future share repurchases. Any future share repurchases pursuant to this authorization will be made at the discretion of management.

During 2014 and 2015, we entered into accelerated share repurchase (“ASR”) agreements as discussed below:

2015 ASR Agreements — In May 2015, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $300 million of our common stock. At the beginning of the ASR repurchase period, we delivered $300 million in cash and received 4.2 million shares, which represented 70% of the shares expected to be repurchased based on then-current market prices. This agreement was completed in June 2015 and we received an additional 1.9 million shares. The final weighted average per share price for the completed ASR agreement was $49.17.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2015, we entered into an ASR agreement with a financial institution to repurchase an aggregate of $300 million of our common stock. At the beginning of the ASR repurchase period, we delivered $300 million in cash and received 4.3 million shares, which represented 70% of the shares expected to be repurchased based on then-current market prices. This agreement was completed in September 2015 and we received an additional 1.6 million shares. The final weighted average per share price for the completed ASR agreement was $50.50.

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

14.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at September 30, 2015 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$43	$43	$—	$—
Fixed-income securities	37	—	37	—
Redeemable preferred stock	47	—	—	47
Foreign currency derivatives	73	—	73	—

Total assets	$200	$43	$110	$47

Liabilities:
Foreign currency derivatives	$1	$—	$1	$—

Total liabilities	$1	$—	$1	$—

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 31, 2014 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$1,335	$1,335	$—	$—
Fixed-income securities	38	—	38	—
Redeemable preferred stock	44	—	—	44
Foreign currency derivatives	28	—	28	—

Total assets	$1,445	$1,335	$66	$44

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

Fair Value of Debt

At September 30, 2015 and December 31, 2014, the carrying value of our debt was approximately $9.1 billion and $9.4 billion, respectively. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 4.

The estimated fair value of our debt was approximately $9.5 billion and $10.6 billion at September 30, 2015 and December 31, 2014, respectively. The estimated fair value of our senior notes is based on quoted market prices. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments. The decrease in the fair value of our debt when comparing September 30, 2015 with December 31, 2014 is primarily related to the net repayment of $361 million of our debt, a substantial portion of which was related to our debt refinancing as further discussed in Note 3. This refinancing resulted in a reduction of high-coupon debt and the payment of related market premiums on these notes, and the replacement of this debt with new notes with a fair value that closely approximates book value.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2015 and December 31, 2014. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

15.	Variable Interest Entities

Following is a description of our financial interests in variable interest entities that we consider significant, including (i) those for which we have determined that we are the primary beneficiary of the entity and, therefore,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have consolidated the entities into our financial statements; (ii) those that represent a significant interest in an unconsolidated entity and (iii) trusts for final capping, closure, post-closure or environmental remediation obligations for both consolidated and unconsolidated variable interest entities.

Consolidated Variable Interest Entities

Waste-to-Energy LLCs — In June 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we leased, operated and maintained. We initially owned a 0.5% interest in one of the LLCs (“LLC I”) and a 0.25% interest in the second LLC (“LLC II”). John Hancock Life Insurance Company (“Hancock”) owned 99.5% of LLC I and 99.75% of LLC II was owned by LLC I and the CIT Group (“CIT”). We determined that we were the primary beneficiary of the LLCs and consolidated these entities in our Condensed Consolidated Financial Statements because (i) all of the equity owners of the LLCs were considered related parties for purposes of applying this accounting guidance; (ii) the equity owners shared power over the significant activities of the LLCs and (iii) we were the entity within the related party group whose activities were most closely associated with the LLCs. During the three and nine months ended September 30, 2014, we recognized reductions in earnings of $8 million and $29 million, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings, which are included in our consolidated net income. The LLCs’ earnings related to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income was eliminated in the WM’s consolidation.

In December 2014, we purchased the noncontrolling interests in the LLCs from Hancock and CIT in anticipation of our sale of our Wheelabrator business. The LLCs were then subsequently sold as part of the divestment. See Note 9 for further discussion of the sale of our Wheelabrator business.

Significant Unconsolidated Variable Interest Entities

Investment in Refined Coal Facility — In 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. As of September 30, 2015 and December 31, 2014, our investment balance was $30 million and $32 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Required capital contributions commenced in 2013 and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Low-Income Housing Properties — In 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At September 30, 2015 and December 31, 2014, our investment balance was $87 million and $104 million, respectively, and our debt balance was $86 million and $104 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheet. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.” These trusts had a fair value of $91 million at September 30, 2015 and $129 million at December 31, 2014. The decrease is primarily due to the closure of certain trust and escrow accounts which were converted to other forms of financial assurance. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheets, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $99 million and $113 million as of September 30, 2015 and December 31, 2014, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$113	$—	$113
Other current assets	3	6	2,277	—	2,286

	3	6	2,390	—	2,399
Property and equipment, net	—	—	10,659	—	10,659
Investments in and advances to affiliates	18,241	18,632	7,230	(44,103)	—
Other assets	57	29	7,258	—	7,344

Total assets	$18,301	$18,667	$27,537	$(44,103)	$20,402

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$14	$—	$201	$—	$215
Accounts payable and other current liabilities	59	4	2,164	—	2,227

	73	4	2,365	—	2,442
Long-term debt, less current portion	5,856	304	2,675	—	8,835
Due to affiliates	7,112	118	—	(7,230)	—
Other liabilities	25	—	3,843	—	3,868

Total liabilities	13,066	426	8,883	(7,230)	15,145
Equity:
Stockholders’ equity	5,235	18,241	18,632	(36,873)	5,235
Noncontrolling interests	—	—	22	—	22

	5,235	18,241	18,654	(36,873)	5,257

Total liabilities and equity	$18,301	$18,667	$27,537	$(44,103)	$20,402

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,360	$—	$3,360
Costs and expenses	—	—	2,759	—	2,759

Income from operations	—	—	601	—	601

Other income (expense):
Interest expense, net	(72)	(5)	(18)	—	(95)
Loss on early extinguishment of debt	—	—	—	—	—
Equity in earnings of subsidiaries, net of taxes	378	381	—	(759)	—
Other, net	—	—	(10)	—	(10)

	306	376	(28)	(759)	(105)

Income (loss) before income taxes	306	376	573	(759)	496
Provision for (benefit from) income taxes	(29)	(2)	190	—	159

Consolidated net income (loss)	335	378	383	(759)	337
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	—	2

Net income (loss) attributable to Waste Management, Inc.	$335	$378	$381	$(759)	$335

Three Months Ended September 30, 2014

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,602	$—	$3,602
Costs and expenses	—	—	3,056	—	3,056

Income from operations	—	—	546	—	546

Other income (expense):
Interest expense, net	(89)	(8)	(19)	—	(116)
Equity in earnings of subsidiaries, net of taxes	324	329	—	(653)	—
Other, net	—	—	(16)	—	(16)

	235	321	(35)	(653)	(132)

Income (loss) before income taxes	235	321	511	(653)	414
Provision for (benefit from) income taxes	(35)	(3)	171	—	133

Consolidated net income (loss)	270	324	340	(653)	281
Less: Net income (loss) attributable to noncontrolling interests	—	—	11	—	11

Net income (loss) attributable to Waste Management, Inc.	$270	$324	$329	$(653)	$270

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$9,715	$—	$9,715
Costs and expenses	—	—	8,172	—	8,172

Income from operations	—	—	1,543	—	1,543

Other income (expense):
Interest expense, net	(226)	(17)	(51)	—	(294)
Loss on early extinguishment of debt	(500)	(52)	—	—	(552)
Equity in earnings of subsidiaries, net of taxes	929	971	—	(1,900)	—
Other, net	—	—	(34)	—	(34)

	203	902	(85)	(1,900)	(880)

Income (loss) before income taxes	203	902	1,458	(1,900)	663
Provision for (benefit from) income taxes	(277)	(27)	488	—	184

Consolidated net income (loss)	480	929	970	(1,900)	479
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Waste Management, Inc.	$480	$929	$971	$(1,900)	$480

Nine Months Ended September 30, 2014

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$10,559	$—	$10,559
Costs and expenses	—	(34)	9,046	—	9,012

Income from operations	—	34	1,513	—	1,547

Other income (expense):
Interest expense, net	(263)	(24)	(65)	—	(352)
Equity in earnings of subsidiaries, net of taxes	867	848	—	(1,715)	—
Other, net	—	—	(43)	—	(43)

	604	824	(108)	(1,715)	(395)

Income (loss) before income taxes	604	858	1,405	(1,715)	1,152
Provision for (benefit from) income taxes	(104)	(9)	525	—	412

Consolidated net income (loss)	708	867	880	(1,715)	740
Less: Net income (loss) attributable to noncontrolling interests	—	—	32	—	32

Net income (loss) attributable to Waste Management, Inc.	$708	$867	$848	$(1,715)	$708

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2015
Comprehensive income (loss)	$336	$378	$325	$(759)	$280
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2	—	2

Comprehensive income (loss) attributable to Waste Management, Inc.	$336	$378	$323	$(759)	$278

Three Months Ended September 30, 2014
Comprehensive income (loss)	$271	$324	$281	$(653)	$223
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	11	—	11

Comprehensive income (loss) attributable to Waste Management, Inc.	$271	$324	$270	$(653)	$212

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Nine Months Ended September 30, 2015
Comprehensive income (loss)	$487	$929	$849	$(1,900)	$365
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income (loss) attributable to Waste Management, Inc.	$487	$929	$850	$(1,900)	$366

Nine Months Ended September 30, 2014
Comprehensive income (loss)	$708	$867	$803	$(1,715)	$663
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	32	—	32

Comprehensive income (loss) attributable to Waste Management, Inc.	$708	$867	$771	$(1,715)	$631

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$480	$929	$970	$(1,900)	$479
Equity in earnings of subsidiaries, net of taxes	(929)	(971)	—	1,900	—
Other adjustments	(17)	(11)	1,521	—	1,493

Net cash provided by (used in) operating activities	(466)	(53)	2,491	—	1,972

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(473)	—	(473)
Capital expenditures	—	—	(864)	—	(864)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	114	—	114
Net receipts from restricted trust and escrow accounts and other, net	—	—	42	—	42

Net cash provided by (used in) investing activities	—	—	(1,181)	—	(1,181)

Cash flows from financing activities:
New borrowings	1,781	—	279	—	2,060
Debt repayments	(1,825)	(145)	(451)	—	(2,421)
Premiums paid on early extinguishment of debt	(503)	(52)	—	—	(555)
Common stock repurchases	(600)	—	—	—	(600)
Cash dividends	(523)	—	—	—	(523)
Exercise of common stock options	53	—	—	—	53
Distributions paid to noncontrolling interests and other	5	—	(2)	—	3
(Increase) decrease in intercompany and investments, net	843	250	(1,093)	—	—

Net cash provided by (used in) financing activities	(769)	53	(1,267)	—	(1,983)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	(1,235)	—	41	—	(1,194)
Cash and cash equivalents at beginning of period	1,235	—	72	—	1,307

Cash and cash equivalents at end of period	$—	$—	$113	$—	$113

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Nine Months Ended September 30, 2014

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$708	$867	$880	$(1,715)	$740
Equity in earnings of subsidiaries, net of taxes	(867)	(848)	—	1,715	—
Other adjustments	(46)	(8)	1,125	—	1,071

Net cash provided by (used in) operating activities	(205)	11	2,005	—	1,811

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(32)	—	(32)
Capital expenditures	—	—	(781)	—	(781)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	42	277	—	319
Net receipts from restricted trust and escrow accounts and other, net	—	—	(82)	—	(82)

Net cash provided by (used in) investing activities	—	42	(618)	—	(576)

Cash flows from financing activities:
New borrowings	2,157	—	207	—	2,364
Debt repayments	(1,995)	—	(397)	—	(2,392)
Common stock repurchases	(600)	—	—	—	(600)
Cash dividends	(521)	—	—	—	(521)
Exercise of common stock options	70	—	—	—	70
Distributions paid to noncontrolling interests and other	3	—	(31)	—	(28)
(Increase) decrease in intercompany and investments, net	1,091	(53)	(1,038)	—	—

Net cash provided by (used in) financing activities	205	(53)	(1,259)	—	(1,107)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	—	—	125	—	125
Cash and cash equivalents at beginning of period	—	—	58	—	58

Cash and cash equivalents at end of period	$—	$—	$183	$—	$183

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	New Accounting Standard Pending Adoption

In May 2014, the Financial Accounting Standards Board amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial application. We are in the process of assessing the provisions of the amended guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.

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

•

increasing customer preference for alternatives to traditional disposal, government mandates supporting diversion of waste and recycling and prohibiting disposal of certain types of waste, and overall reduction of waste generated could continue to have a negative effect on volumes of waste going to our landfills;

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

General

Our principal executive offices are located at 1001 Fannin Street, Houston, Texas 77002. Our telephone number is (713) 512-6200. Our website address is www.wm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are all available, free of charge, on our website as soon as practicable after we file the reports with the SEC. Our stock is traded on the New York Stock Exchange under the symbol “WM.”

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

Key items of our financial results for the current quarter include:

•

Revenues of $3,360 million compared with $3,602 million in the third quarter of 2014, a decrease of $242 million, or 6.7%. This decrease in revenues is attributable to (i) divestitures, which lowered revenues by $186 million, primarily due to the sale of our Wheelabrator business in December 2014; (ii) lower volumes, which decreased our revenues by $46 million; (iii) lower fuel surcharges and mandated fees of $47 million primarily due to lower year-over-year average fuel prices; (iv) foreign currency translation of $41 million related to our Canadian operations and (v) year-over-year commodity price declines, which lowered revenues by $27 million. These decreases were partially offset by positive revenue growth from yield on our collection and disposal operations of $52 million and acquisitions, which increased revenues by $53 million, primarily due to the acquisition of Deffenbaugh in March 2015;

•

Operating expenses of $2,095 million, or 62.4% of revenues, compared with $2,299 million, or 63.8% of revenues, in the third quarter of 2014. This decrease of $204 million is attributable to (i) operating costs associated with divestitures of $113 million, primarily the sale of our Wheelabrator business; (ii) lower fuel costs of $47 million due to lower year-over-year average fuel prices; (iii) lower cost of goods sold of $26 million primarily associated with lower commodity prices and (iv) lower subcontractor expenses of $17 million primarily associated with lower volumes;

•

Selling, general and administrative expenses of $330 million, or 9.8% of revenues, compared with $377 million, or 10.5% of revenues, in the third quarter of 2014. This decrease of $47 million is driven primarily by litigation reserves recorded in the third quarter of 2014, savings associated with our August 2014 reorganization, and expenses associated with 2014 divestitures;

•	Income from operations of $601 million, or 17.9% of revenues, compared with $546 million or 15.2% of revenues, in the third quarter of 2014;

•

Interest expense, net decreased by $21 million, or 18.1%, from $116 million in the third quarter of 2014 to $95 in the third quarter of 2015, primarily due to the refinancing of a significant portion of our high-coupon senior notes during the first quarter of 2015; and

•	Net income attributable to Waste Management, Inc. of $335 million, or $0.74 per diluted share, as compared with net income of $270 million, or $0.58 per diluted share in the third quarter of 2014.

Our third quarter of 2014 results were affected by the following:

•	The recognition of $67 million of pre-tax restructuring charges primarily related to our August 2014 reorganization, which had a negative impact of $0.09 on our diluted earnings per share; and

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net cash provided by operating activities	$657	$672	$1,972	$1,811
Capital expenditures	(335)	(307)	(864)	(781)
Proceeds from divestitures of businesses and other assets (net of cash divested)	36	53	114	319

Free cash flow	$358	$418	$1,222	$1,349

Our cash flows from operating activities decreased $15 million for the three months ended September 30, 2015 to the comparable period in 2014 and increased $161 million when comparing the nine-month periods. The three- and nine-month periods both benefited from lower interest and income tax payments in the current year. Conversely, (i) the sale of our Wheelabrator business in December 2014 and (ii) a payment in the third quarter of 2015 to settle a pension fund withdrawal reduced the current year periods when compared to the same prior year periods. Although we have seen improvement in both trade accounts receivable and accounts payable, we experienced unfavorable working capital changes due to non-trade related items including income taxes and compensation related accruals. Further impacting the comparability of the nine-month periods is higher year-over-year annual incentive plan payments of approximately $65 million made in the first quarter of 2015 offset, in part, by the settlement of forward-starting swap liabilities of $36 million in the first quarter of 2014.

The decrease in proceeds from divestitures of businesses and other assets (net of cash divested) is largely driven by (i) the sale of our investment in Shanghai Environment Group (“SEG”), which was part of our Wheelabrator business, in the first quarter of 2014 for $155 million; (ii) the sale of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014 for proceeds of $80 million, including $65 million in cash and (iii) the sale of certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014 for $39 million.

Acquisitions

Deffenbaugh Disposal, Inc. — On March 26, 2015, we acquired Deffenbaugh Disposal, Inc. (“Deffenbaugh”), one of the largest privately owned collection and disposal firms in the Midwest, for total consideration of $416 million ($413 million cash), inclusive of amounts for estimated working capital.

Deffenbaugh’s assets include five collection operations, seven transfer stations, two recycling facilities, one subtitle-D landfill, and one construction and demolition landfill. For the three and nine months ended September 30, 2015, Deffenbaugh recognized revenues of $44 million and $92 million, respectively, and net income (loss) of less than $1 million for both the three and nine months ended September 30, 2015, which are included in our Condensed Consolidated Statements of Operations.

Divestitures

Wheelabrator Business — On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale in the fourth quarter of 2014. For the nine months ended September 30, 2015, net adjustments to this gain were immaterial on a pre-tax basis. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments, with certain market price resets, for up to seven years.

Other — In addition to the divestiture of our Wheelabrator business in 2014, we also divested our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014, as well as certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014.

In total, these divested businesses and assets provided $0.05 and $0.11 of earnings per diluted share for the three and nine months ended September 30, 2014, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Solid Waste:
Tier 1	$886	$895	$2,590	$2,630
Tier 2	1,677	1,662	4,808	4,814
Tier 3	869	910	2,540	2,668

Solid Waste	3,432	3,467	9,938	10,112
Wheelabrator	—	205	—	641
Other	549	566	1,552	1,664
Intercompany	(621)	(636)	(1,775)	(1,858)

Total	$3,360	$3,602	$9,715	$10,559

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collection:
Commercial	$841	$853	$2,498	$2,555
Residential	630	636	1,873	1,914
Industrial	594	586	1,685	1,676
Other	92	90	259	255

Total collection	2,157	2,165	6,315	6,400
Landfill	781	758	2,174	2,122
Transfer	359	354	1,029	1,017
Wheelabrator	—	205	—	641
Recycling	297	351	878	1,049
Other	387	405	1,094	1,188
Intercompany	(621)	(636)	(1,775)	(1,858)

Total	$3,360	$3,602	$9,715	$10,559

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended September 30, 2015 vs. 2014		Period-to-Period Change for the Nine Months Ended September 30, 2015 vs. 2014
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$(22)	(0.6)%	$(82)	(0.8)%
Volume	(46)	(1.4)	(185)	(1.9)

Internal revenue growth	(68)	(2.0)	(267)	(2.7)
Acquisitions	53	1.6	115	1.1
Foreign currency translation	(41)	(1.2)	(93)	(0.9)

Subtotal (excluding divestitures)	(56)	(1.6)%	(245)	(2.5)%
Divestitures	(186)		(599)

Total	$(242)		$(844)

(a)

Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,416 million and $9,960 million for the three- and nine-month periods, respectively).

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

	Period-to-Period Change for the Three Months Ended September 30, 2015 vs. 2014		Period-to-Period Change for the Nine Months Ended September 30, 2015 vs. 2014
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection and disposal	$52	1.8%	$155	1.8%
Recycling commodities	(27)	(8.1)	(109)	(10.6)
Fuel surcharges and mandated fees	(47)	(26.3)	(128)	(24.2)

Total	$(22)	(0.6)%	$(82)	(0.8)%

(i)

Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period. The table below summarizes the related business revenues for the three and nine months ended September 30, 2014 adjusted to exclude the impacts of divestitures (in millions):

	Denominator
	Three Months Ended September 30	Nine Months Ended September 30
Related business revenues:
Collection and disposal	$2,902	$8,408
Recycling commodities	335	1,024
Fuel surcharges and mandated fees	179	528

Total Company	$3,416	$9,960

Our revenues decreased $242 million, or 6.7%, and $844 million, or 8.0%, for the three and nine months ended September 30, 2015, respectively, as compared with the prior year period. Our revenue declines have been driven by (i) divestitures, primarily the sale of our Wheelabrator business in December 2014, our Puerto Rico operations in the second quarter of 2014, and certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014; (ii) lower volumes; (iii) lower recyclable commodity prices; (iv) lower revenues from our fuel surcharge program and (v) foreign currency translation, which affects revenues from our Canadian operations. Partially offsetting these revenue declines were (i) revenue growth from yield on our collection and disposal operations and (ii) revenue from acquired operations.

The following provides further details associated with our period-to-period change in revenues:

Average yield

Collection and disposal average yield — This measure reflects the effect on our revenue from the pricing activities of our collection, transfer and landfill operations, exclusive of volume changes. Revenue growth from collection and disposal average yield includes not only base rate changes and environmental and service fee increases, but also (i) certain average price changes related to the overall mix of services, which are due to the types of services provided; (ii) changes in average price from new and lost business and (iii) price decreases to retain customers. Revenue growth from collection and disposal average yield was $52 million, or 1.8%, and $155 million, or 1.8%, for the three and nine months ended September 30, 2015, respectively, as compared with the prior year period.

Our year-over-year yield growth was driven largely by our continued focus on our pricing strategy with lower rollbacks and our improving new business pricing. We experienced growth in all three of our principal collection lines of business as follows (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2015 vs. 2014		Period-to-Period Change for the Nine Months Ended September 30, 2015 vs. 2014
	Amount	As a % of Related Business	Amount	As a % of Related Business
Commercial	$20	2.6%	$69	3.0%
Industrial	16	3.0	43	2.8
Residential	11	1.8	30	1.7

	$47		$142

Other drivers affecting the current period average yield include:

•

A fee instituted to help us recover a portion of the significant regulatory costs and fees, such as host fees and disposal taxes, which have not been recouped by our pricing programs. This fee was relatively flat on a year-over-year basis for the quarter but contributed approximately $17 million to our revenue growth for the nine months ended September 30, 2015, principally in our collection business, with the most significant impact in our commercial line of business.

•	In our residential line of business, we continue to focus on bidding on contracts that improve our yield performance and increase our overall returns.

•

Our landfill and transfer station operations also contributed approximately $5 million and $13 million to our year-over-year yield growth for the three and nine months ended September 30, 2015, respectively, driven by our focus on strategically adding new customers with improved pricing and to a lesser extent, overall improving market conditions.

Recycling commodities — Decreases in the prices of the recycling commodities we sell resulted in revenue declines of $27 million and $109 million for the three and nine months ended September 30, 2015, respectively, compared with the same prior year periods. Our year-over-year average commodity prices declined approximately 10% and 12% for the three and nine months ended September 30, 2015, respectively, as compared with the same prior year periods.

Fuel surcharges and mandated fees —These revenues, which are predominantly generated by our fuel surcharge program, decreased $47 million and $128 million for the three and nine months ended September 30, 2015. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. We experienced fuel price declines of approximately 30% for the three and nine months ended September 30, 2015, as compared with the prior year period, which caused a decline in our fuel surcharge revenues. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume — Declines in our volumes caused our revenue to decrease $46 million, or 1.4%, and $185 million, or 1.9%, for the three and nine months ended September 30, 2015, respectively, as compared with the prior year periods.

Drivers affecting the comparability of volumes for the periods presented are as follows:

•

The collection business is the main driver of our volume decline. Our volume fluctuations are generally attributable to economic conditions, our pricing strategies, competition and diversion of waste by customers. As a result of both the very competitive environment and our focus on reasonable returns, we continue to face challenges to keep existing contracts and to win new contracts, particularly in our residential business. However, improving market conditions, particularly in the latter part of 2015, have led to revenue growth due to volumes in our industrial line of business and have resulted in volume declines lessening in our commercial and residential lines of businesses.

•

We experienced revenue declines associated with the loss of certain large accounts in our WMSBS organization for the nine months ended September 30, 2015. However, the volume decline has continued to lessen sequentially.

•

We experienced revenue declines due to lower volumes in our material recovery facilities primarily driven by the rationalization of our underperforming assets and our strategy not to renew municipal contracts that do not reflect current market conditions.

•	We experienced revenue declines due to lower volumes in our ancillary services for the three and nine months ended September 30, 2015, primarily driven by our oil and gas producing properties.

•

Revenue increases as a result of strategically adding new customers and improving market conditions have favorably affected our landfill and transfer businesses. We have experienced higher landfill and transfer revenues principally driven by increased municipal solid waste volumes.

Acquisitions and Divestitures — Revenues increased $53 million and $115 million for the three and nine months ended September 30, 2015, respectively, as compared with the prior year periods, due to acquisitions. This increase was principally associated with the March 26, 2015 acquisition of Deffenbaugh. These revenues were more than offset by revenue decreases of $186 million and $599 million for the three and nine months ended September 30, 2015, respectively, primarily due to the divestiture of our Wheelabrator business in December 2014 and the divestiture of certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014. The nine months ended September 30, 2015 was also impacted by the divestiture of our Puerto Rico operations and certain other collection and landfill assets in the second quarter of 2014.

Operating Expenses

Our operating expenses decreased by $204 million, or 8.9%, and $628 million, or 9.2%, for the three and nine months ended September 30, 2015, respectively, as compared with the three and nine months ended September 30, 2014. Our operating expenses as a percentage of revenues decreased to 62.4% in the third quarter of 2015 from 63.8% in the third quarter of 2014, and decreased to 63.9% for the nine months ended September 30, 2015 from 64.7% for the nine months ended September 30, 2014.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the three and nine months ended September 30 (dollars in millions), with significant changes in our operating expenses discussed below:

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change
	2015	2014			2015	2014
Labor and related benefits	$589	$624	$(35)	(5.6)%	$1,793	$1,860	$(67)	(3.6)%
Transfer and disposal costs	245	240	5	2.1	704	702	2	0.3
Maintenance and repairs	263	292	(29)	(9.9)	762	901	(139)	(15.4)
Subcontractor costs	294	315	(21)	(6.7)	841	926	(85)	(9.2)
Cost of goods sold	207	254	(47)	(18.5)	598	743	(145)	(19.5)
Fuel	94	142	(48)	(33.8)	296	444	(148)	(33.3)
Disposal and franchise fees and taxes	174	176	(2)	(1.1)	496	502	(6)	(1.2)
Landfill operating costs	63	70	(7)	(10.0)	191	195	(4)	(2.1)
Risk management	49	51	(2)	(3.9)	167	161	6	3.7
Other	117	135	(18)	(13.3)	356	398	(42)	(10.6)

	$2,095	$2,299	$(204)	(8.9)%	$6,204	$6,832	$(628)	(9.2)%

Divestitures — During 2014, we divested our Wheelabrator business, our Puerto Rico operations, and certain landfill and collection operations in our Eastern Canada Area. The following table lists the operating expense categories in which these divestitures have had a material impact (in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2015 vs. 2014	Period-to-Period Change for the Nine Months Ended September 30, 2015 vs. 2014
Maintenance and repairs	$35	$146
Labor and related benefits	23	72
Costs of goods sold	21	64
Other	14	50
Transfer and disposal cost	13	41

	$106	$373

In addition to the impact of divestitures noted above, other significant items by category of expense include:

Labor and related benefits — We recognized $51 million of net charges in the current year associated with withdrawal from certain underfunded multiemployer pension plans.

Other significant items affecting the comparability of labor and related benefits for the periods presented include:

•	Lower headcount and contract labor due to lower volumes in our collection and recycling lines of business;

•	Decreased health and welfare costs;

•	Decreased incentive compensation cost accruals, partially offset by;

•	Additional costs associated with the acquired operations of Deffenbaugh and

•	Higher wages due to merit increases.

Transfer and disposal costs — The increase in transfer and disposal costs compared to the prior period was primarily driven by the increased third party expenses that were recognized as intercompany in the prior year periods as a result of the divestiture of our Wheelabrator business in December 2014. These cost increases were offset, in part, by the reduction in costs due to the divestitures, as discussed above.

Maintenance and repairs — The decrease in maintenance and repairs was largely driven by the divestiture of Wheelabrator, which is partially offset by the increased costs related to the Deffenbaugh acquisition.

Subcontractor costs — The decrease in subcontractor costs compared to the prior period was primarily driven by (i) volume declines related to the loss of certain large accounts in our WMSBS organization and (ii) lower costs within the landfill and recycling businesses.

Cost of goods sold — The decrease in cost of goods sold is due to the following conditions in our recycling business:

•	Lower commodity prices;

•	Increased efforts to reduce controllable recycling rebates paid to customers;

•	Better alignment of rebate structures with commodity prices for new recycling contracts; and

•	Ongoing recycling business improvement efforts around inbound quality control.

Fuel — The decrease in fuel expense in the current period when compared to the prior period was driven by (i) lower fuel prices; (ii) lower fuel purchases due to reduced collection volumes and (iii) lower costs resulting from the conversion of our fleet to CNG vehicles.

Landfill operating costs —The decreases in the current period were primarily driven by an unfavorable discount rate adjustment in the prior year quarter offset, in part, by higher leachate costs in the current year periods.

Selling, General and Administrative

Our selling, general and administrative expenses decreased by $47 million, or 12.5%, and $105 million, or 9.5%, when comparing the three and nine months ended September 30, 2015 to the comparable prior year periods, respectively. As a percentage of revenue, our selling, general and administrative expenses decreased from 10.5% for the third quarter of 2014 to 9.8% for the third quarter of 2015, and decreased from 10.5% for the nine months ended September 30, 2014 to 10.3% for the nine months ended September 30, 2015.

The following table summarizes the major components of our selling, general and administrative expenses for the three and nine months ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change
	2015	2014			2015	2014
Labor and related benefits	$216	$223	$(7)	(3.1)%	$654	$700	$(46)	(6.6)%
Professional fees	25	27	(2)	(7.4)	81	85	(4)	(4.7)
Provision for bad debts	8	12	(4)	(33.3)	26	31	(5)	(16.1)
Other	81	115	(34)	(29.6)	239	289	(50)	(17.3)

	$330	$377	$(47)	(12.5)%	$1,000	$1,105	$(105)	(9.5)%

Our labor and related benefits decreased as a result of both our August 2014 reorganization and our 2014 divestitures, primarily the sale of our Wheelabrator business. Lower incentive compensation costs further reduced labor costs in the nine month comparison. In addition, declines in our other expenses are primarily a result of certain litigation reserves recorded in the third quarter of 2014, our continued focus on controlling costs, and our 2014 divestitures.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three and nine months ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change
	2015	2014			2015	2014
Depreciation of tangible property and equipment	$191	$207	$(16)	(7.7)%	$569	$635	$(66)	(10.4)%
Amortization of landfill airspace	120	103	17	16.5	319	291	28	9.6
Amortization of intangible assets	19	19	—	—	56	59	(3)	(5.1)

	$330	$329	$1	0.3%	$944	$985	$(41)	(4.2)%

The decrease in depreciation and amortization expense for the nine months ended September 30, 2015, compared to the prior year period, is primarily due to the December 2014 sale of our Wheelabrator business as discussed further in Note 9 to the Condensed Consolidated Financial Statements.

Restructuring

During the nine months ended September 30, 2015, we recognized $7 million of pre-tax restructuring charges, of which $3 million was related to employee severance and benefit costs, including costs associated with our acquisition of Deffenbaugh. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

In August 2014, we announced a consolidation and realignment of several Corporate functions to better support achievement of the Company’s strategic goals, including cost reduction. Voluntary separation arrangements were offered to all salaried employees within these organizations. Approximately 650 employees separated from our Corporate and recycling organizations in connection with this restructuring.

During the third quarter of 2014, we recognized pre-tax charges of $67 million primarily associated with this restructuring, of which $61 million related to employee severance and benefit costs.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

During the nine months ended September 30, 2015, we recognized net charges of $17 million, including $18 million of charges to write down or divest of certain assets in our recycling operations and a $5 million impairment of a landfill in our Western Canada Area due to revised post-closure cost estimates. Partially offsetting these charges was a $6 million gain on the sale of an oil and gas producing property in the second quarter of 2015.

During the nine months ended September 30, 2014, we recognized net charges of $21 million primarily related to a $25 million loss on the divestiture of our Puerto Rico operations and certain other collection and landfill assets as discussed further in Note 9 to the Condensed Consolidated Financial Statements and a $12 million impairment charge due to the decision to close a waste processing facility; partially offset by net gains of $16 million during the third quarter of 2014, primarily attributable to gains on the sale of certain landfill and collection operations in our Eastern Canada Area.

Income from Operations

The following table summarizes income from operations for the three and nine months ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change
	2015	2014			2015	2014
Solid Waste:
Tier 1	$226	$230	$(4)	(1.7)%	$652	$671	$(19)	(2.8)%
Tier 2	350	349	1	0.3	921	968	(47)	(4.9)
Tier 3	151	169	(18)	(10.7)	397	442	(45)	(10.2)

Solid Waste	727	748	(21)	(2.8)	1,970	2,081	(111)	(5.3)
Wheelabrator	—	48	(48)	*	1	102	(101)	*
Other	(8)	(10)	2	(20.0)	(48)	(57)	9	(15.8)
Corporate and Other	(118)	(240)	122	(50.8)	(380)	(579)	199	(34.4)

Total	$601	$546	$55	10.1%	$1,543	$1,547	$(4)	(0.3)%

*	Percentage change does not provide a meaningful comparison.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three and nine months ended September 30, 2015 as compared with the prior year periods are summarized below:

•	We recognized $51 million of net charges associated with withdrawal from certain underfunded multiemployer pension plans in Tiers 2 and 3 primarily in the second quarter of 2015;

•

Results from our recycling business were unfavorable compared to the prior year periods principally due to (i) lower market prices for recyclable commodities; (ii) lower volumes and (iii) the impairment of various recycling assets. These unfavorable variances were partially offset by reduced costs driven, in part, by (i) increased efforts to reduce controllable recycling rebates paid to customers; (ii) better alignment of rebate structures with commodity prices for new recycling contracts and (iii) ongoing business improvement efforts around inbound quality control;

•	Our collection and disposal operations, excluding the pension plan charges discussed above, benefited from internal revenue growth and the impact of lower fuel prices; offset, in part, by

•	The unfavorable impact of foreign currency fluctuations, which affects our Canadian operations in Tiers 1 and 3;

•	The transfer of certain sales employees included in our Corporate and Other segment in the prior year periods;

•	Higher landfill related costs in the current year periods; and

•	The reversal of a reserve in the second quarter of 2014 due to a favorable litigation resolution in Tier 1.

In the third quarter of 2014, we recognized a gain on the sale of certain landfill and collection operations in our Eastern Canada Area, which is included in Tier 3. Additionally, gains and losses from sales of businesses and assets in earlier quarters were approximately equivalent for both years; however, they resulted in a favorable variance in Tier 1 offset by unfavorable variances in Tiers 2 and 3.

Significant items affecting the comparability of the remaining components of our results of operations for the three- and nine-month periods ended September 30, 2015 are summarized below:

Wheelabrator — Amounts reported in 2015 reflect post-closing adjustments to the gain on the sale of our Wheelabrator business in December 2014.

Other — The most significant items affecting the comparability of results for the periods presented include:

•	Impairment charges incurred in the second quarter of 2014 primarily due to the decision to close a waste processing facility;

•	Lower results in our remediation business in the current periods;

•	The transfer of certain sales employees included in our Corporate and Other segment in the prior year periods;

•	Improvement of results in our renewable energy business in the current quarter offset, in part, by the favorable weather related energy pricing in the first quarter of 2014;

•	Improved results in our healthcare business; and

•	A favorable adjustment to accrued contingent consideration recognized in the second quarter of 2014.

Corporate and Other — The most significant items affecting the comparability of expenses for the periods presented include:

•	Restructuring costs related to our August 2014 reorganization and subsequent benefits resulting from our restructuring efforts;

•	Lower medical costs in the current year driven by lower claims and reduced headcount;

•	Establishment of reserves for certain legal matters in the third quarter of 2014;

•	The transfer of certain sales employees to our Solid Waste and Other segments that were included in this segment in the prior year periods; and

•	Increased risk management costs in the current year primarily related to certain higher than anticipated auto and general liability claim settlements.

Interest Expense, net

Our interest expense, net was $95 million and $294 million during the three and nine months ended September 30, 2015, respectively, compared to $116 million and $352 million during the three and nine months ended September 30, 2014, respectively. The year-over-year decreases are primarily attributable to the refinancing of a significant portion of our high-coupon senior notes during the first quarter of 2015. As a result of the combination of a make-whole redemption of certain senior notes, cash tender offers to purchase certain senior notes and the issuance of $1.8 billion of new senior notes, we reduced the weighted average interest rate of our senior note portfolio by 1%.

Loss on Early Extinguishment of Debt

During 2015, we refinanced a significant portion of our high-coupon senior notes. As a result of the combination of a make-whole redemption of certain senior notes, cash tender offers to purchase certain senior notes and the issuance of $1.8 billion of new senior notes, we reduced the weighted average interest rate of our senior note portfolio by 1% and extended the weighted average duration of these debt obligations by three years. Additional details related to each component of the refinancing follow:

Make-Whole Redemption — In January 2015, we repaid $947 million of WM senior notes, which comprised all of the outstanding senior notes maturing in 2015, 2017 and 2019. The repayment of these debt balances was achieved by exercising the optional redemption provisions of the notes, which required that we pay the outstanding principal plus a make-whole premium. The “Loss on early extinguishment of debt” reflected in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015 includes $122 million of charges related to these redemptions.

Tender Offers — During 2015, WM and WM Holdings made cash tender offers to purchase any and all of certain outstanding senior notes. The series of notes targeted in the tenders and the amounts tendered of each series are summarized below:

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

The “Loss on early extinguishment of debt” reflected in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015 includes $430 million of charges related to these tender offers.

Equity in Net Losses of Unconsolidated Entities

We recognized “Equity in net losses of unconsolidated entities” of $9 million and $32 million during the three and nine months ended September 30, 2015, respectively, compared with $14 million and $36 million during the three and nine months ended September 30, 2014, respectively. These losses are primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 15 to the Condensed Consolidated Financial Statements for more information related to these investments. Additional losses in the third quarter of 2014 are related to $5 million of charges to write down an equity method investment in a waste diversion technology company to its fair value.

Provision for Income Taxes

We recorded a provision for income taxes of $159 million, representing an effective tax rate of 32.3%, and $133 million, representing an effective tax rate of 32.1%, for the three months ended September 30, 2015 and 2014, respectively, and $184 million, representing an effective tax rate of 27.8%, and $412 million, representing an effective tax rate of 35.7%, for the nine months ended September 30, 2015 and 2014, respectively.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes by $17 million and $41 million for the three and nine months ended September 30, 2015, respectively, and by $16 million and $41 million for the three and nine months ended September 30, 2014, respectively. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

Noncontrolling Interests

Net income attributable to noncontrolling interests was $2 million and net loss attributable to noncontrolling interests was $1 million for the three and nine months ended September 30, 2015, respectively, and net income attributable to noncontrolling interests was $11 million and $32 million for the three and nine months ended September 30, 2014, respectively. The income for the three and nine months ended September 30, 2014 was principally related to third parties’ equity interests in two limited liability companies (“LLCs”) that owned three waste-to-energy facilities operated by our Wheelabrator business. In December 2014, we purchased the noncontrolling interests in the LLCs from the third parties in anticipation of our sale of the Wheelabrator business. The LLCs were then subsequently sold as part of the divestment of our Wheelabrator business. Refer to Notes 9 and 15 to the Condensed Consolidated Financial Statements for information related to the sale of our Wheelabrator business and the consolidation of these variable interest entities, respectively.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances at each balance sheet date (in millions):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$113	$1,307

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$91	$129
Tax-exempt bond funds	1	1
Other	10	41

Total restricted trust and escrow accounts	$102	$171

Debt:
Current portion	$215	$1,090
Long-term portion	8,835	8,345

Total debt	$9,050	$9,435

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$25	$45

Cash and cash equivalents — Cash and cash equivalents at December 31, 2014 included a portion of the $1.95 billion of proceeds from the divestiture of our Wheelabrator business in December 2014. In 2015, we have primarily allocated available cash to the acquisition of Deffenbaugh, repurchasing shares and paying premiums on the early extinguishment of debt. Discussion of these activities is included in Notes 9, 13 and 3, respectively, to the Condensed Consolidated Financial Statements.

Restricted trust and escrow accounts — The decrease in final capping, closure, post-closure and environmental remediation funds from December 31, 2014 to September 30, 2015 is primarily due to the closure of certain trust and escrow accounts which were converted to other forms of financial assurance. Other restricted trust and escrow accounts at December 31, 2014 included the funding of a legal settlement which was paid in full in the second quarter of 2015.

Debt — During 2015, we refinanced a significant portion of our high-coupon senior notes in order to reduce the weighted average interest rate and extend the weighted average duration of our debt balances. We achieved this through a combination of a make-whole redemption of certain senior notes, cash tender offers to purchase certain senior notes and the issuance of $1.8 billion of new senior notes consisting of:

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

In July 2015, we amended and restated our $2.25 billion revolving credit facility, extending the term through July 2020.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine months ended September 30 (in millions):

	2015	2014
Net cash provided by operating activities	$1,972	$1,811

Net cash used in investing activities	$(1,181)	$(576)

Net cash used in financing activities	$(1,983)	$(1,107)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2015 with the nine months ended September 30, 2014 are summarized below:

•

Decrease in earnings — Our income from operations, excluding depreciation and amortization, decreased by $45 million on a year-over-year basis, predominantly driven by the sale of our Wheelabrator business in December 2014, which has been offset in part, by growth in our traditional solid waste business and acquisitions.

•

Decrease in tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $271 million lower on a year-over-year basis, largely driven by (i) lower year-over-year pre-tax earnings primarily associated with the loss on early extinguishment of debt in the first quarter of 2015 and (ii) an overpayment of taxes in 2014.

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

•

Decrease in interest payments — Cash paid for interest decreased $43 million primarily related to lower rates and the timing of interest payments on new senior notes issued in the first quarter of 2015 to refinance a significant portion of our high-coupon senior notes, as discussed further in Note 3 to the Condensed Consolidated Financial Statements.

•

Pension plan payment — During the third quarter of 2015, we settled all pending litigation with the trustees for the Central States Pension Plan and made a cash payment of approximately $40 million, as discussed further in Note 7 to the Condensed Consolidated Financial Statements.

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

•

Changes in other operating assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was unfavorably impacted on a year-over-year basis by changes in our assets and liabilities accounts. Although the changes in our assets and liabilities may vary from year-to-

year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable changes, which are affected by both cost changes and timing of payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine months ended September 30, 2015 and 2014 are summarized below:

•	Capital expenditures — We used $864 million and $781 million during the nine months ended September 30, 2015 and 2014, respectively, for capital expenditures.

•

Acquisitions — Our spending on acquisitions was $473 million during the nine months ended September 30, 2015 compared with $32 million in the during the nine months ended September 30, 2014. In 2015, our acquisitions consisted principally of the collection and disposal operations of Deffenbaugh, which is discussed in Note 9 to the Condensed Consolidated Financial Statements.

•

Divestitures — Proceeds from divestitures of businesses and other assets (net of cash divested) were $114 million during the nine months ended September 30, 2015 compared with $319 million during the nine months ended September 30, 2014. In the first quarter of 2014, we sold our investment in SEG and received cash proceeds of $155 million. In the second quarter of 2014, we sold our Puerto Rico operations and certain other collection and landfill assets and received proceeds from the sale of $80 million, consisting of $65 million of cash and $15 million of preferred stock. In the third quarter of 2014, we sold certain landfill and collection operations in our Eastern Canada Area and received cash proceeds of $39 million.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine months ended September 30, 2015 and 2014 are summarized below:

•	Debt borrowings (repayments) — The following summarizes our cash borrowings and debt repayments during each period (in millions):

	Nine Months Ended September 30,
	2015	2014
Borrowings:
U.S. revolving credit facility	$—	$1,810
Canadian credit facility and term loan	—	88
Senior notes	1,781	347
Tax-exempt bonds	138	—
Capital leases and other debt	141	119

	$2,060	$2,364

Repayments:
U.S. revolving credit facility	$—	$(1,645)
Canadian credit facility and term loan	(93)	(208)
Senior notes	(1,970)	(350)
Tax-exempt bonds	(188)	(37)
Capital leases and other debt	(170)	(152)

	$(2,421)	$(2,392)

Net repayments	$(361)	$(28)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•	Premiums paid on early extinguishment of debt — Premiums paid on early extinguishment of debt of $555 million during the nine months ended September 30, 2015 relate to (i) charges for make-whole premiums on certain senior notes that the Company decided to redeem in advance of their scheduled maturities and (ii) charges related to tender offers for certain senior notes of WM and WM Holdings. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of debt transactions during the nine months ended September 30, 2015.

•

Dividend payments — We paid $523 million in cash dividends during the nine months ended September 30, 2015 compared with $521 million during the nine months ended September 30, 2014. The increase in dividend payments is primarily due to our quarterly per share dividend declared increasing from $0.375 in 2014 to $0.385 in 2015 and has been offset, in part, by a reduction in our common stock outstanding during 2015 as a result of our share repurchase program.

•

Share repurchases — We announced in February 2015 that the Board of Directors has authorized up to $1 billion in future share repurchases. We paid $600 million for share repurchases during both the nine months ended September 30, 2015 and 2014. See Note 13 to the Condensed Consolidated Financial Statements for additional information related to these share repurchases.

Liquidity Impacts of Income Tax Items

Cash Taxes — Our tax payments in 2015 are expected to be approximately $475 million lower than the tax payments made in 2014 primarily due to (i) lower pre-tax earnings due to the loss on early extinguishment of debt and (ii) an overpayment of taxes in 2014.

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

Uncertain Tax Positions — We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. As of September 30, 2015, we anticipate that approximately $11 million of liabilities for unrecognized tax benefits, including accrued interest, and $3 million of related tax assets may be reversed within the next 12 months. The anticipated reversals are primarily related to state tax items, none of which are material, and are expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 15 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2015, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

New Accounting Standard Pending Adoption

In May 2014, the Financial Accounting Standards Board amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial application. We are in the process of assessing the provisions of the amended guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes can significantly affect the operating results of the affected Areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern U.S., can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time span, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

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

Information about market risks as of September 30, 2015, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2015. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our share repurchase have been made in accordance with financial plans approved by our Board of Directors. We announced in February 2015, that the Board of Directors has authorized up to $1 billion in future share repurchases.

The following table summarizes common stock repurchases made during the third quarter of 2015 (shares in millions):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 — 31	4.3	$49.06	4.3	$400 million

August 1 — 31	—	$—	—	$400 million

September 1 — 30	1.6	$54.21	1.6	$400 million

Total	5.9	$50.50	5.9

In July 2015, we entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase an aggregate of $300 million of our common stock. At the beginning of the ASR repurchase period, we delivered $300 million in cash and received 4.3 million shares, which represented 70% of the shares expected to be repurchased based on then-current market prices. This agreement was completed in September 2015 and we received 1.6 million additional shares.

Item 4.	Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.		Description

10.1	—	$2.25 Billion Third Amended and Restated Revolving Credit Agreement dated as of July 10, 2015 by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as syndication agents, BNP Paribas, Citibank, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Bank, Ltd., U.S. Bank National Association and Wells Fargo Bank, National Association, as co- documentation agents and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as lead arrangers and joint bookrunners [incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 14, 2015].

31.1	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: October 27, 2015