Form 10-K
period 2015-12-31
WASTE MANAGEMENT INC
filed 2016-02-18
CIK 823768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-12154

Waste Management, Inc.

(Exact name of registrant as specified in its charter)

Delaware	73-1309529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fannin Street Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(713) 512-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2015 was approximately $20.9 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 4, 2016 was 445,652,359 (excluding treasury shares of 184,630,102).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2016 Annual Meeting of Stockholders	Part III

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, recycling and resource recovery, and disposal services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the United States. In December 2014, we sold our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. During 2015, our largest customer represented 1% of annual revenues. We employed approximately 40,600 people as of December 31, 2015.

We own or operate 249 landfill sites, which is the largest network of landfills in North America. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage 297 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. We are a leading recycler in North America, handling materials that include paper, cardboard, glass, plastic and metal. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the U.S. and Canada as well as other services that supplement our traditional Solid Waste business.

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

We remain dedicated to providing long-term value to our stockholders by successfully executing our strategy: to know and service our customers better than anyone in our industry, to extract more value from the materials we manage, and to innovate and optimize our business. We plan to accomplish our strategic goals through competitive advantages derived from operational improvements and focused differentiation in our industry, driven by capitalizing on our extensive, well-placed network of assets. While we will continue to monitor emerging diversion technologies that may generate additional value, our current attention will be on improving existing diversion technologies, such as our recycling operations.

In pursuit of these long-term goals, we recognize that we must grow the business, and do so as efficiently and cost effectively as possible. Accordingly, we are focusing on the following five key company priorities:

•	Customers: provide the best possible service to our customers;

•	Traditional Waste Business: continuously improve our operational performance;

•	Growth: take advantage of opportunities in our current business, as well as considering attractive acquisition opportunities;

•	Yield Management: remain focused on price leadership while considering competitive dynamics; and

•	Costs: minimize both operating costs and selling, general and administrative expenses.

We believe that execution of our strategy through these key priorities will drive continued financial performance and leadership in a dynamic industry. In addition, we intend to continue to return value to our stockholders through dividend payments and common stock repurchases. In December 2015, we announced that our Board of Directors expects to increase the quarterly dividend from $0.385 to $0.41 per share for dividends declared in 2016, which is a 6.5% increase from the quarterly dividends we declared in 2015. This will result in an increase in the amount of free cash flow that we expect to pay out as dividends for the 13th consecutive year and is an indication of our ability to generate strong and consistent cash flows. All quarterly dividends will be declared at the discretion of our Board of Directors.

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

We have expanded certain of our operations through acquisitions, which are discussed further in Note 19 to the Consolidated Financial Statements. In March 2015, we acquired Deffenbaugh Disposal, Inc., (“Deffenbaugh”), one of the largest privately owned collection and disposal firms in the Midwest with assets including five collection operations, seven transfer stations, two recycling facilities, one subtitle-D landfill, and one construction and demolition landfill. In January 2013, we acquired Greenstar, LLC (“Greenstar”), an operator of recycling and resource recovery facilities. This acquisition provides the Company’s customers with greater access to recycling solutions, having supplemented the Company’s extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers. In July 2013, we acquired substantially all of the assets of RCI Environnement, Inc. (“RCI”), the largest waste management company in Quebec, and certain related entities. RCI provides collection, transfer, recycling and disposal operations throughout the Greater Montreal area. The acquired RCI operations complement and expand the Company’s existing assets and operations in Quebec.

The services we currently provide include collection, landfill (solid and hazardous waste landfills), transfer, recycling and resource recovery and other services, as described below. The following table shows revenues (in millions) contributed by these services for each of the three years presented:

	Years Ended December 31,
	2015	2014	2013
Collection	$8,439	$8,507	$8,513
Landfill	2,919	2,849	2,790
Transfer	1,377	1,353	1,329
Wheelabrator	—	817	845
Recycling	1,163	1,370	1,447
Other	1,452	1,561	1,583
Intercompany	(2,389)	(2,461)	(2,524)

Total	$12,961	$13,996	$13,983

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

Landfill. Landfills are the main depositories for solid waste in North America. At December 31, 2015, we owned or operated 244 solid waste landfills and five secure hazardous waste landfills, which represents the largest network of landfills in North America. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

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

Transfer. At December 31, 2015, we owned or operated 297 transfer stations in North America. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

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

Wheelabrator. On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale which is included within “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” in the Consolidated Statement of Operations. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments with certain market price resets through 2021.

Wheelabrator provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Our Wheelabrator business was a separate reportable segment until the sale of the business in the fourth quarter of 2014 as discussed in Note 21 to the Consolidated Financial Statements. We concluded that the sale of our Wheelabrator business did not qualify for discontinued operations accounting under then current authoritative guidance based on our significant continuing obligations under the long-term waste supply agreements referred to above and in Note 11 to the Consolidated Financial Statements.

Recycling. Our recycling operations provide communities and businesses with an alternative to traditional landfill disposal and support our strategic goals to extract more value from the materials we manage. We were the first major solid waste company to focus on residential single-stream recycling, which allows customers to mix recyclable paper, plastic and glass in one bin. Residential single-stream programs have greatly increased the recycling rates. Single-stream recycling is possible through the use of various mechanized screens and optical sorting technologies. We have also been advancing the single-stream recycling programs for commercial applications. Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. Our recycling operations include the following:

Materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. At December 31, 2015 and December 31, 2014, we operated 104 MRFs and 126 MRFs, respectively, where paper, cardboard, metals, plastics, glass, construction and demolition materials and other recyclable commodities are recovered for resale. The decrease in MRFs is primarily due to the recycling rationalization efforts during 2015.

Commodities recycling — We market and resell recyclable commodities globally to our customers. We manage the marketing of recyclable commodities that are processed in our facilities by maintaining comprehensive service centers that continuously analyze market prices, logistics, market demands and product quality.

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

Some of the recyclable materials processed in our MRFs are purchased from various sources, including third parties and our own operations. The price we pay for recyclable materials is often referred to as a “rebate.” In some cases rebates are based on fixed contractual rates or on defined minimum per-ton rates but are generally based upon the price we receive for sales of processed goods, market conditions and transportation costs. As a result, changes in commodity prices for recycled materials also significantly affect the rebates we pay to our suppliers, which are recorded as “Operating expenses” within our Consolidated Statements of Operations. In recent years, we have been focused on revising our rebate structures to ensure that we cover our cost of handling and processing the materials and generate an acceptable margin on the materials we process and sell.

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

We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy Program. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The U.S. Environmental Protection Agency (“EPA”) endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. At December 31, 2015, we had 136 landfill gas beneficial use projects producing commercial quantities of methane gas at 122 of our solid waste landfills and four third-party landfills. At 108 of these landfills, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. At 16 landfills, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. At 11 landfills, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers. At one landfill, the gas is processed into liquefied natural gas and used as vehicle fuel.

We continue to invest in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations. These investments include joint ventures, acquisitions and partial ownership interests. The solutions and services include the collection of project waste, including construction debris and household or yard waste, through our Bagster® program; the development, operation and marketing of plasma gasification facilities; operation of a landfill gas-to-liquid natural gas plant; solar powered trash compactors; and organic waste-to-fuel conversion technology. We also offer portable self-storage and long distance moving services through a joint venture; fluorescent bulb and universal waste mail-back through our LampTracker® program; portable restroom servicing under the name Port-o-Let®; and street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties.

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes can significantly affect the operating results of the affected Areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern U.S., can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

Employees

At December 31, 2015, we had approximately 40,600 full-time employees, of which approximately 7,400 were employed in administrative and sales positions and the balance in operations. Approximately 8,200 of our employees are covered by collective bargaining agreements.

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

Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue surety bonds and/or insurance policies on our behalf. Letters of credit generally are supported by our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”) and other credit facilities established for that purpose.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability, business interruption and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. As of December 31, 2015, our commercial General Liability Insurance Policy carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2015, our auto liability insurance program included a per-incident base deductible of $5 million, subject to additional deductibles of $4.8 million in the $5 million to $10 million layer. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2015 are summarized in Note 11 to the Consolidated Financial Statements.

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

Because the primary mission of our business is to collect and manage solid waste in an environmentally sound manner, a significant amount of our capital expenditures are related, either directly or indirectly, to environmental protection measures, including compliance with federal, state or provincial and local rules. There are costs associated with siting, design, permitting, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. In connection with our acquisition, development or expansion of a waste management or disposal facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current regulations and future requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

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

•	The Federal Water Pollution Control Act of 1972, as amended, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water runoff that require landfills and other waste-handling facilities to obtain storm water discharge permits. In addition, if a landfill or other facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, before the development or expansion of a landfill can alter or affect “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

•	The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and landfill gas-to-energy facilities. In 1996 the EPA issued new source performance standards (“NSPS”) and emission guidelines controlling landfill gases from new and existing large landfills. In January 2003, the EPA issued Maximum Achievable Control Technology (“MACT”) standards for municipal solid waste landfills subject to the NSPS. These regulations impose limits on air emissions from large municipal solid waste landfills, subject most of our large municipal solid waste landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site. The EPA entered into a settlement agreement with the Environmental Defense Fund to evaluate the 1996 NSPS for new landfills as required by the Clean Air Act every eight years and revise them if deemed necessary. The EPA published a proposed NSPS rule July 17, 2014, followed by a supplemental proposed NSPS rule and a proposed emission guidelines rule on August 27, 2015. The EPA entered into a consent decree to finalize the NSPS rule in July 2016. The EPA also expects to finalize the emission guidelines rule in July 2016. Where we identified potential for increased capital and operating expenses, we provided formal comment and technical support to the EPA to minimize the impact to our operations. We expect the EPA will address our comments in the final rule. Where the EPA does not address our comments in the final rule, we will re-assess the capital and operating cost impact to our operations. Should the EPA adopt more stringent requirements, capital expenditures and operating costs may increase. However, we do not believe that the regulatory changes would have a material adverse impact on our business as a whole.

Additionally, emission and fuel economy standards have been imposed on manufacturers of transportation vehicles (including heavy-duty waste collection vehicles). The EPA and the Department of Transportation proposed Greenhouse Gas Emissions and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles – Phase 2 on July 13, 2015. The rule, expected to be finalized in the fall of 2016, will increase fuel economy standards and reduce vehicle emissions standards for our collection fleet between model years 2021 and 2027; however, we expect to be able to purchase compliant vehicles that will meet our operational needs. The regulations could increase the costs of operating our fleet, but we do not believe any such regulations would have a material adverse impact on our business as a whole.

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

In June 2014, the U.S. Supreme Court issued a decision that significantly limited the applicability and scope of EPA permitting requirements for GHGs from stationary sources, concluding that: the EPA may not treat GHGs as an air pollutant for purposes of determining whether a source is required to obtain a PSD or Title V permit; and the EPA can continue to require that PSD permits otherwise required based on emissions of conventional pollutants contain limitations on GHG emissions based on Best Available Control Technology (“BACT”). Following this ruling, the EPA issued a policy memorandum in July 2014 advising that Supreme Court ruling effectively narrows the scope of biogenic CO2 permitting issues that remain for the EPA to address. Further, the EPA states in its November 19, 2014 memorandum that it intends to propose revisions to the PSD exempting biogenic carbon dioxide emissions from waste-derived feedstocks (municipal solid waste and landfill gas) from PSD and Title V air permitting. The EPA anticipates basing this proposal on the rationale that those emissions are likely to have minimal or no net atmospheric contributions, or even reduce such impacts, when compared to an alternate method of disposal. As a result of this U.S. Supreme Court ruling and EPA policy action, the potential impact of the PSD and Title V GHG Tailoring Rule on our air permits, compliance and results of operations is significantly reduced.

Other recent final and proposed rules to increase the stringency of certain National Ambient Air Quality Standards, such as the Ozone rule finalized in October 2015, and related PSD increment/significance thresholds could affect the cost, timeliness and availability of air permits for new and modified large municipal solid waste landfills and landfill gas-to-energy facilities. In general, controlling emissions involves installing collection wells in a landfill and routing the gas to a suitable energy recovery system or combustion device. At December 31, 2015, we had 136 projects at solid waste landfills where landfill gas was captured and utilized for its renewable energy value rather than flared. Efforts to curtail the emission of GHGs and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with associated capital or operating costs; however, we do not believe that such regulations will have a material adverse impact on our business as a whole. See Item 1A. Risk Factors —The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.

The EPA clarified in its November 19, 2014 policy memorandum that states may rely on waste-derived biogenic feedstocks in their future proposed compliance plans required by the final Clean Power Plan rules and the proposed federal plan, both published in October 2015, which may create new or expanded opportunities for renewable energy projects. According to the EPA, the federal plan would fill any gaps pending implementation of State or Tribal plans to achieve required emissions reductions, but would no longer apply when a State or Tribal plan is approved.

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

•	In 2011, the EPA published the Non-Hazardous Secondary Materials (“NHSM”) Rule, which provides the standards and procedures for identifying whether NHSM are solid waste under RCRA when used as fuels or ingredients in combustion units. The EPA also published new source performance standards and emission guidelines for commercial and industrial solid waste incineration units (“CISWI”) and Maximum Achievable Control Technology Standards for commercial and industrial boilers (“Boiler MACT”). The EPA published clarifications and amendments to the three rules in 2013, that are generally favorable to our industry. While there is ongoing litigation concerning the CISWI and Boiler MACT rules, the Court of Appeals for the D.C. Circuit has upheld the NHSM Rule and amendments that support some of our projects in which we are seeking to convert biomass or other secondary materials into products, fuels or energy. It is not possible to quantify the financial impact of all these rulemakings at the present time given pending litigation and administrative determinations. However, we believe the rules and administrative determinations will not have a material adverse impact on our business as a whole and are more likely to facilitate our efforts to reuse or recover energy value from secondary material streams.

•	In December 2014, the EPA issued a final rule regulating the disposal and beneficial use of coal combustion residuals (“CCR”). The regulations encourage beneficial use of CCR in encapsulated uses (e.g., used in cement or wallboard), and use according to established industry standards (e.g., application of sludge for agricultural enrichment). The EPA also deemed disposal and beneficial use of CCR at permitted municipal solid waste landfills exempt from the new regulations because the RCRA Subtitle D standards applicable at municipal solid waste landfills provide at least equivalent protection. The new standards are consistent with our approach to handling CCR at our sites currently, and we believe the new standards will provide a potential growth opportunity for the Company. States may impose standards more stringent than the federal program, and we will be monitoring state implementation to determine impact.

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

Our landfill operations are affected by the increasing preference for alternatives to landfill disposal. Many state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, food waste, and electronics at landfills. The number of state and local governments with recycling requirements and disposal bans continues to grow, while the logistics and economics of recycling the items remain challenging.

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

Foreign Import Regulation

Enforcement or implementation of foreign regulations can affect our ability to export products. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics as well as restricting the import of certain other plastic recyclables. The higher quality expectations resulting from initiatives such as “Operation Green Fence” have driven up operating costs in the recycling industry, particularly for single stream MRFs. Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs. Despite these increased costs, we believe we are well positioned among our potential competitors to respond to and comply with such regulations. We are revising our service agreements to address these increased costs and are working with stakeholders to educate the general public on the need to recycle properly.

Hydraulic Fracturing Regulation

Our Energy Services line of business provides specialized environmental management and disposal services for oil and gas exploration and production operations. There remains heightened attention from the public, some states and the EPA on the alleged potential for hydraulic fracturing to impact drinking water supplies. There is also heightened federal regulatory focus on emissions of methane that occur during drilling and transportation of natural gas with regulations promulgated in 2012 and 2015, as well as state attention to protective disposal of drilling residuals. Increased regulation of hydraulic fracturing and new rules regarding the treatment and disposal of wastes associated with exploration and production operations could increase our costs to provide oilfield services and reduce our margins and revenue from such services. On the other hand, we believe the size, capital structure, regulatory sophistication and established reliability of our Company provide us with an advantage in providing services that must comply with any complex regulatory regime that may govern providing oilfield waste services.

Emissions from Natural Gas Fueling and Infrastructure

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. As of December 31, 2015, we were operating 84 natural gas fueling facilities, 28 of which also serve the public or pre-approved third parties, in 30 states and three Canadian provinces. Concerns have been raised about the potential for emissions from the fueling stations and infrastructure that serve natural gas-fueled vehicles. We have partnered with the environmental organization Environmental Defense Fund, as well as other heavy-duty equipment users and experts, on an emissions study to be made available to policy makers. We anticipate that this comprehensive study of emissions from our heavy-duty fleet may ultimately help inform regulations that will affect equipment manufacturers and will define operating procedures across the industry. Additional regulation of, or restrictions on, natural gas fueling infrastructure or reductions in associated tax incentives could increase our operating costs. We are not yet able to evaluate potential operating changes or costs associated with such regulations, but we do not anticipate that such regulations would have a material adverse impact on our business or our future investment in natural gas vehicles.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2016 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

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

There are risks involved in pursuing our strategy, including the following:

•	Our employees, customers or investors may not embrace and support our strategy.

•	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.

•	A key element of our strategy is yield management through focus on price leadership, which has presented challenges to keep existing business and win new business at reasonable returns. We have also continued our environmental fee and fuel surcharge programs to offset costs. The loss of volumes as a result of price increases and our unwillingness to pursue lower margin volumes may negatively affect our cash flows or results of operations.

•	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.

•	We may not be able to maintain cost savings achieved through restructuring efforts.

•	Strategic decisions with respect to our asset portfolio may result in impairments to our assets. See Item 1A. Risk Factors — We may record material charges against our earnings due to impairments to our assets.

•	Our ability to make strategic acquisitions depends on our ability to identify desirable acquisition targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, and realize the benefits we expect from those transactions.

•	Acquisitions, investments and/or new service offerings may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure of emerging technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues, among others.

•	Integration of acquisitions and/or new services offerings could increase our exposure to the risk of inadvertent noncompliance with applicable laws and regulations.

•	Execution of our strategy, particularly growth through acquisitions, may cause us to incur substantial additional indebtedness, which may divert capital away from our traditional business operations and other financial plans.

•	We continue to seek to divest underperforming and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of underperforming and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses.

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

Enforcement or implementation of foreign regulations can affect our ability to export products. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics as well as restricting the import of certain other plastic recyclables. The higher quality expectations resulting from initiatives such as “Operation Green Fence” have driven up operating costs in the recycling industry, particularly for single stream MRFs. Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs. If Operation Green Fence or other similar initiatives or new regulations increase our operating costs in the future, and we are not able to recapture those costs from our customers, such regulations could have a material adverse effect on our results of operations.

Our revenues, earnings and cash flows will fluctuate based on changes in commodity prices.

Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and plastics, which are subject to significant market price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard and old newsprint. The fluctuations in the market prices or demand for these commodities, particularly demand from Chinese paper mills, can affect our operating income and cash flows negatively, such as we experienced in 2015, 2014 and 2013. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations. The decline in market prices in 2015, 2014 and 2013 for commodities resulted in year-over-year decreases in revenue of $138 million, $53 million and $79 million, respectively. Additionally, under some agreements, our recycling operations are required to pay rebates to suppliers. In some cases, if we experience higher revenues based on increased market prices for commodities, the rebates we pay will also increase. In other circumstances, the rebates may be subject to a floor, such that as market prices decrease, any expected profit margins on materials subject to the rebate floor are reduced or eliminated. As we work to revise service agreements to mitigate the impact of commodity price fluctuations, the potential increase in the cost for recycling services may make it more difficult for us to win bids and may slow the growth of recycling overall until market conditions improve.

Fluctuation in energy prices also affects our business, including recycling of plastics manufactured from petroleum products. Significant variations in the price of methane gas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery operations can result in corresponding significant impact to our revenue from yield from such operations. Additionally, we provide specialized disposal services for oil and gas exploration and production operations through our Energy Services business. Demand for these services may decrease if drilling activity slows due to changes in oil and gas prices, such as the pronounced price decreases in late 2014 and 2015. Any of the commodity prices to which we are subject may fluctuate substantially and without notice in the future.

Changes in regulations applicable to oil and gas drilling and production could adversely affect our Energy Services business.

Energy Services business demand may also be adversely affected if drilling activity slows due to industry conditions beyond our control, in addition to changes in oil and gas prices. Changes in laws or government regulations regarding GHG emissions from oil and gas operations and/or hydraulic fracturing could increase our customers’ costs of doing business and reduce oil and gas exploration and production by customers. There remains heightened attention from the public, some states and the EPA to the alleged potential for hydraulic fracturing to impact drinking water supplies. There is also heightened federal regulatory focus on emissions of methane that occur during drilling and transportation of natural gas with regulations promulgated in 2012 and 2015 as well as state attention to protective disposal of drilling residuals. Increased regulation of oil and gas exploration and production and new rules regarding the treatment and disposal of wastes associated with exploration and production operations could increase our costs to provide oilfield services and reduce our margins and revenue from such services.

Increasing customer preference for alternatives to landfill disposal could reduce our landfill volumes and cause our revenues and operating results to decline.

Our customers are increasingly diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, food waste, and electronics at landfills. Where such organic waste is not banned from the landfill, some large customers such as grocery stores and restaurants are choosing to divert their organic waste from landfills. Zero-waste goals (sending no waste to the landfill) have been set by many of North America’s largest companies. Although such mandates and initiatives help to protect our environment, these developments reduce the volume of waste going to our landfills which may affect the prices that we can charge for landfill disposal. Our landfills currently provide and, together with our divested waste-to-energy facilities, have historically provided our highest income from operations margins. If we are not successful in expanding our service offerings and growing lines of businesses to service waste streams that do not go to landfills and to provide services for customers that wish to reduce waste entirely, then our revenues and operating results may decline. Additionally, despite the development of new service offerings and lines of business, it is possible that our revenues and our income from operations margins could be negatively affected due to disposal alternatives.

Developments in technology could trigger a fundamental change in the waste management industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and our profitability.

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

Our business is directly affected by changes in national and general economic factors that are outside of our control, including consumer confidence, interest rates and access to capital markets. A weak economy generally results in decreased consumer spending and decreases in volumes of waste generated, which decreases our revenues. A weak market for consumer goods can significantly decrease demand by paper mills for recycled corrugated cardboard used in packaging; such decrease in demand can negatively impact commodity prices and our operating income and cash flows. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Consumer uncertainty and the loss of consumer confidence may limit the number or amount of services requested by customers. Economic conditions may also limit our ability to implement our pricing strategy. For example, many of our contracts have price adjustment provisions that are tied to an index such as the Consumer Price Index, and our costs may increase in excess of the increase, if any, in the Consumer Price Index. Additionally, a prolonged economic downturn in China could significantly impact prices for post-consumer fiber and metals processed by our recycling operations.

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

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2015, we had $491 million of variable-rate tax-exempt bonds with interest rates reset on either a daily or a weekly basis through a remarketing process and $316 million of tax-exempt bonds with term interest rate periods that are subject to repricing within the next 12 months, which is prior to their scheduled maturities. If the weakness in the municipal debt market results in repricing of our tax-exempt bonds at significantly higher interest rates, we will incur increased interest expenses that may negatively affect our operating results and cash flows.

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

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. We need diesel fuel to run a significant portion of our collection and transfer trucks and our equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, if fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. Additionally, we recently agreed on settlement terms for two cases that pertained to our fuel and environmental charges included on our invoices, and we may face similar claims in the future. See Note 11 of the Consolidated Financial Statements for more information. Regardless of any offsetting surcharge programs, increased operating costs due to higher diesel fuel prices will decrease our income from operations margins.

We have an extensive natural gas truck fleet, which makes us partially dependent on the availability of natural gas and fueling infrastructure and vulnerable to natural gas prices.

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. However, natural gas fueling infrastructure is not yet broadly available in North America; as a result, we have constructed and operate natural gas fueling stations, some of which also serve the public or pre-approved third parties. It will remain necessary for us to invest capital in fueling infrastructure in order to power our natural gas fleet. Concerns have been raised about the potential for emissions from fueling infrastructure that serve natural gas-fueled vehicles. New regulation of, or restrictions on, natural gas fueling infrastructure or reductions in associated tax incentives could increase our operating costs. Additionally, fluctuations in the price and supply of natural gas could substantially increase our operating expenses, and a reduction in the existing cost differential between natural gas and diesel fuel could materially reduce the benefits we anticipate from our investment in natural gas vehicles. Further, our fuel surcharge program is currently indexed to diesel fuel prices, and price fluctuations for natural gas may not effectively be recovered by this program.

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

We are a participating employer in a number of trustee-managed multiemployer, defined benefit pension plans for employees who are covered by collective bargaining agreements. In the event of our withdrawal from multiemployer pension plan, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. Depending on various factors, future withdrawals could have a material adverse effect on results of operations or cash flows for a particular reporting period. We have previously withdrawn several employee bargaining units from underfunded multiemployer pension plans, and we recognized related expenses of $51 million in 2015, $4 million in 2014 and $5 million in 2013. See Notes 10 and 11 to the Consolidated Financial Statements for more information related to our participation in multiemployer pension plans.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services, including constructing and operating landfills, involves risks such as truck accidents, equipment defects, malfunctions and failures. Additionally, we closely monitor and manage landfills to minimize the risk of waste mass instability, releases of hazardous materials, and odors that could be triggered by weather or natural disasters. There may also be risks presented by the potential for subsurface chemical reactions causing elevated landfill temperatures and increased production of leachate, landfill gas and odors. We also build and operate natural gas fueling stations, some of which also serve the public or third parties. Operation of fueling stations and landfill gas collection and control systems involves additional risks of fire and explosion. Any of these risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction.

While we seek to minimize our exposure to such risks through comprehensive training, compliance and response and recovery programs, as well as vehicle and equipment maintenance programs, if we were to incur substantial liabilities in excess of any applicable insurance, our business, results of operations and financial condition could be adversely affected. Any such incidents could also tarnish our reputation and reduce the value of our brand. Additionally, a major operational failure, even if suffered by a competitor, may bring enhanced scrutiny and regulation of our industry, with a corresponding increase in operating expense.

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

We may record material charges against our earnings due to impairments to our assets.

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

Our capital requirements and our business strategy could increase our expenses, cause us to change our growth and development plans, or result in an inability to maintain our desired credit profile.

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

Additionally, we have $911 million of debt as of December 31, 2015 that is exposed to changes in market interest rates within the next 12 months because of the combined impact of our tax-exempt bonds and borrowings outstanding under our $2.25 billion revolving credit facility and Canadian term loan. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $2.25 billion revolving credit facility and our C$150 million Canadian revolving credit facility to meet our cash needs, to the extent available, until maturity in July 2020 and November 2017, respectively. As of December 31, 2015, we had $20 million of outstanding borrowings and $831 million of letters of credit issued and supported by the $2.25 billion revolving credit facility, leaving an unused and available credit capacity of $1,399 million, and we had no outstanding borrowings under the Canadian revolving credit facility. In the event of a default under our credit facilities, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to continue to operate.

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the affected Areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern U.S., can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are in Houston, Texas, where we lease approximately 366,000 square feet under leases expiring through 2020. We also have administrative offices in Arizona, Illinois, Connecticut and India. We own or lease real property in most locations where we have operations or administrative functions. We have operations in all 50 states. We also have operations in the District of Columbia and throughout Canada.

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

The following table summarizes our various operations at December 31 for the periods noted:

	2015	2014
Landfills:
Owned	201	202
Operated through lease agreements	15	17
Operated through contractual agreements	33	33

	249	252
Transfer stations	297	298
Material recovery facilities	104	126

The following table provides certain information regarding the 216 landfills owned or operated through lease agreements as of December 31, 2015:

	Landfills	Total Acreage(a)	Permitted Acreage(b)	Expansion Acreage(c)
Landfills owned or operated through lease agreements	216	144,123	37,064	1,277

(a)	“Total acreage” includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land owned or leased by our landfill operations.
(b)	“Permitted acreage” consists of all acreage at the landfill encompassed by an active permit to dispose of waste.
(c)	“Expansion acreage” consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions included herein.

Item 3.	Legal Proceedings.

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

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The following table sets forth the range of the high and low per share sales prices for our common stock as reported on the NYSE:

	High	Low
2014
First Quarter	$44.80	$40.36
Second Quarter	44.87	41.05
Third Quarter	47.67	43.50
Fourth Quarter	51.94	45.50
2015
First Quarter	$55.30	$50.67
Second Quarter	55.93	46.31
Third Quarter	53.05	45.88
Fourth Quarter	55.25	49.49
2016
First Quarter (through February 4, 2016)	$53.55	$50.36

On February 4, 2016, the closing sales price as reported on the NYSE was $53.19 per share. The number of holders of record of our common stock on February 4, 2016 was 10,987.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the Dow Jones Waste & Disposal Services Index and the S&P 500 Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Waste Management, Inc.	$100	$92	$99	$137	$162	$173
S&P 500 Index	$100	$102	$118	$157	$178	$181
Dow Jones Waste & Disposal Services Index	$100	$100	$109	$136	$154	$161

Our quarterly dividends have been declared and paid in accordance with financial plans approved by our Board of Directors. Cash dividends declared and paid were $695 million in 2015, or $1.54 per common share, $693 million in 2014, or $1.50 per common share, and $683 million in 2013, or $1.46 per common share.

In December 2015, we announced that our Board of Directors expects to increase the quarterly dividend from $0.385 to $0.41 per share for dividends declared in 2016. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

Our share repurchases have also been made in accordance with financial plans approved by our Board of Directors. We announced in February 2015 that the Board of Directors authorized up to $1 billion in future share repurchases. During the second and third quarters of 2015, we entered into accelerated share repurchase (“ASR”) agreements to repurchase an aggregate of $600 million of our common stock. We received a total of 12 million shares pursuant to these ASR agreements with a final weighted average per share price of $49.83. See Note 15 to the Consolidated Financial Statements for additional information. The Company entered into an additional ASR agreement in December 2015 to repurchase $150 million of our common stock in early 2016.

We subsequently announced in December 2015 that the Board of Directors refreshed its prior authorization of up to $1 billion in future share repurchases. Any future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board in making dividend declarations.

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

	Years Ended December 31,
	2015(a)	2014(a)	2013(a)	2012	2011
	(In millions, except per share amounts)
Statement of Operations Data:
Operating revenues	$12,961	$13,996	$13,983	$13,649	$13,378

Costs and expenses:
Operating	8,231	9,002	9,112	8,879	8,541
Selling, general and administrative	1,343	1,481	1,468	1,472	1,551
Depreciation and amortization	1,245	1,292	1,333	1,297	1,229
Restructuring	15	82	18	67	19
Goodwill impairments	—	10	509	4	1
(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items	82	(170)	464	79	9

	10,916	11,697	12,904	11,798	11,350

Income from operations	2,045	2,299	1,079	1,851	2,028
Other expense, net	(985)	(548)	(585)	(548)	(508)

Income before income taxes	1,060	1,751	494	1,303	1,520
Provision for income taxes	308	413	364	443	511

Consolidated net income	752	1,338	130	860	1,009
Less: Net income (loss) attributable to noncontrolling interests	(1)	40	32	43	48

Net income attributable to Waste Management, Inc.	$753	$1,298	$98	$817	$961

Basic earnings per common share	$1.66	$2.80	$0.21	$1.76	$2.05

Diluted earnings per common share	$1.65	$2.79	$0.21	$1.76	$2.04

Cash dividends declared per common share	$1.54	$1.50	$1.46	$1.42	$1.36

Balance Sheet Data (at end of period):
Working capital (deficit)	$(165)	$41	$(628)	$(689)	$(767)
Goodwill and other intangible assets, net	6,461	6,180	6,599	6,688	6,672
Total assets	20,419	21,297	22,490	23,021	22,491
Debt, including current portion	8,981	9,435	10,226	9,916	9,756
Total Waste Management, Inc. stockholders’ equity	5,345	5,866	5,707	6,354	6,070
Total equity	5,367	5,889	6,002	6,675	6,390

(a)	For more information regarding these financial data, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report. For disclosures associated with the impact of the adoption of new accounting pronouncements on the comparability of this information, see Note 2 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2015. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read in light of that disclosure and together with the Consolidated Financial Statements and the notes to the Consolidated Financial Statements.

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

We remain dedicated to providing long-term value to our stockholders by successfully executing our strategy: to know and service our customers better than anyone in our industry, to extract more value from the materials we manage, and to innovate and optimize our business. We plan to accomplish our strategic goals through competitive advantages derived from operational improvements and focused differentiation in our industry, driven by capitalizing on our extensive, well-placed network of assets. While we will continue to monitor emerging diversion technologies that may generate additional value, our current attention will be on improving existing diversion technologies, such as our recycling operations.

In pursuit of these long-term goals, we recognize that we must grow the business, and do so as efficiently and cost effectively as possible. Accordingly, we are focusing on the following five key company priorities:

•	Customers: provide the best possible service to our customers;

•	Traditional Waste Business: continuously improve our operational performance;

•	Growth: take advantage of opportunities in our current business, as well as considering attractive acquisition opportunities;

•	Yield Management: remain focused on price leadership while considering competitive dynamics; and

•	Costs: minimize both operating costs and selling, general and administrative expenses.

We believe that execution of our strategy through these key priorities will drive continued financial performance and leadership in a dynamic industry.

Notable items of our 2015 financial results include:

•

Revenues of $12,961 million in 2015 compared with $13,996 million in 2014, a decrease of $1,035 million. This decrease in revenues is primarily attributable to (i) divestitures, which lowered revenues by $762 million, primarily the sale of our Wheelabrator business in December 2014; (ii) lower volumes, which decreased our revenues by $215 million; (iii) lower fuel surcharges and mandated fees of $171 million, primarily due to lower year-over-year average fuel prices; (iv) year-over-year recyclable commodity price declines, which lowered revenues by $138 million and (v) foreign currency translation of $126 million related to our Canadian operations. These decreases were partially offset by positive revenue growth from yield on our collection and disposal operations of $203 million, or 1.8%, and acquisitions, which increased revenues by $174 million, primarily due to the acquisition of Deffenbaugh in March 2015;

•	Operating expenses of $8,231 million in 2015, or 63.5% of revenues, compared with $9,002 million, or 64.3% of revenues in 2014. This decrease of $771 million is primarily attributable to (i) operating costs associated with divestitures of $495 million, primarily the sale of our Wheelabrator business; (ii) lower fuel costs of $187 million due to lower year-over-year average fuel prices; (iii) lower cost of goods sold of $102 million, primarily associated with lower recyclable commodity prices and (iv) lower subcontractor expenses of $70 million, primarily associated with lower volumes. These decreases were partially offset by higher transfer and disposal costs of $57 million, primarily due to incurring third party costs for services previously provided on an intercompany basis prior to the divestiture of our Wheelabrator business in 2014;

•	Selling, general and administrative expenses of $1,343 million in 2015, or 10.4% of revenues, compared with $1,481 million, or 10.6% of revenues, in 2014. This decrease of $138 million is attributable to (i) savings associated with our August 2014 reorganization; (ii) divestitures, primarily the sale of our Wheelabrator business; (iii) lower incentive compensation costs and (iv) lower litigation settlement costs;

•	Income from operations of $2,045 million, or 15.8% of revenues, in 2015 compared with $2,299 million, or 16.4% of revenues, in 2014, a decrease of $254 million, the comparability of which was affected by asset impairments in both periods and the 2014 gain on the sale of our Wheelabrator business;

•	Interest expense, net decreased by $81 million, or 17.4%, in 2015 compared to 2014, primarily due to the refinancing of a significant portion of our high-coupon senior notes during 2015 discussed below;

•	Net income attributable to Waste Management, Inc. of $753 million, or $1.65 per diluted share, for 2015, as compared with $1,298 million, or $2.79 per diluted share, for 2014, the decrease was primarily driven by the 2015 loss on early extinguishment of debt discussed below; and

•	In 2015, we returned $1,295 million to our shareholders through dividends and share repurchases compared with $1,293 million in 2014.

The following explanation of certain items that impacted the comparability of our 2015 results with 2014 has been provided to support investors’ understanding of our performance. Our 2015 results were affected by the following:

•	The recognition of a pre-tax loss of $555 million, primarily associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through a make-whole redemption and cash tender offer. We replaced substantially all of the debt extinguished with new senior notes at significantly lower coupon interest rates, which will reduce future interest expense and extend the average maturity of our debt obligations. The charges incurred for the redemption had a negative impact of $0.75 on our diluted earnings per share;

•	The $51 million pre-tax charge associated with the withdrawal from certain underfunded multiemployer pension plans had a negative $0.07 impact on our diluted earnings per share; and

•	Net pre-tax charges of $102 million resulting from impairments, restructuring and divestitures, of which $66 million related to the impairment of certain of our oil and gas producing properties. These items had a negative impact of $0.14 on our diluted earnings per share.

The following explanation of certain items that impacted the comparability of our 2014 results with 2013 has been provided to support investors’ understanding of our performance. Our 2014 results were affected by the following:

•	The recognition of net pre-tax gains of $515 million, which includes the $519 million gain on the sale of our Wheelabrator business. These items had a positive impact of $1.10 on our diluted earnings per share;

•	Net income was negatively impacted by the recognition of net pre-tax charges aggregating $420 million primarily related to (i) $272 million of charges to impair our oil and gas producing properties; (ii) $69 million of charges to impair investments related to waste diversion technology companies; (iii) $31 million of litigation settlements; (iv) $10 million of goodwill impairment charges associated with our recycling operations and (v) other charges to write down the carrying value of assets to their estimated fair values related to certain of our operations. These items had a negative impact of $0.68 on our diluted earnings per share; and

•	The recognition of pre-tax restructuring charges of $82 million, which had a negative impact of $0.11 on our diluted earnings per share.

Our 2013 results were affected by the following:

•	The recognition of net pre-tax charges aggregating $1.0 billion, primarily related to (i) a $483 million charge to impair goodwill associated with our Wheelabrator business; (ii) $262 million of charges to impair certain landfills, primarily in our Eastern Canada Area; (iii) $144 million of charges to write down the carrying value of three waste-to-energy facilities and (iv) $71 million of impairment charges relating to investments in waste diversion technology companies. These items had a negative impact of $1.91 on our diluted earnings per share; and

•	The recognition of pre-tax charges aggregating $23 million primarily related to our acquisitions of Greenstar and RCI as well as prior restructurings and other charges. These items had a negative impact of $0.03 on our diluted earnings per share.

In 2015, we generated strong earnings and cash flow growth from our Solid Waste business by continuing a disciplined focus on revenue growth and cost control. These results were driven by strong core pricing in each line of business; controlling costs of both our operations and corporate functions; improving customer experience by differentiating our service offerings to reduce customer churn; maintaining discipline around capital spending; and implementing a more rational and sustainable framework for recycling operations as an integrated component of solid waste services. Another priority we successfully pursued in 2015 was the investment of cash proceeds from the divestiture of our Wheelabrator business in late 2014 to support our strategic growth plans. In 2015, we acquired Deffenbaugh Disposal, Inc. (“Deffenbaugh”), one of the largest privately owned collection and disposal firms in the Midwest. In addition, in January 2016, we completed the acquisition of Southern Waste Systems/Sun Recycling in Southern Florida. These transactions reflect our view that we can create shareholder value by making accretive acquisitions in our Solid Waste business. As we look forward to 2016, our key priorities will remain the same — driving revenue growth from yield, maintaining our commitment to provide excellent customer service and improving our productivity while managing our costs. We believe that continued execution of these objectives will translate into earnings and cash flow growth, leaving us well positioned to continue investing in our business, pay dividends and repurchase shares, while continuing our commitment to maintain a strong balance sheet.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities” is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Years Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$2,498	$2,331	$2,455
Capital expenditures	(1,233)	(1,151)	(1,271)
Proceeds from divestitures of businesses and other assets (net of cash divested)	145	2,253	138

Free cash flow	$1,410	$3,433	$1,322

When comparing our cash flows from operating activities for the year ended December 31, 2015 to the comparable period in 2014, the increase of $167 million is primarily related to (i) lower income tax payments, net of excess tax benefits associated with equity-based transactions, of $329 million in the current year; (ii) lower interest paid of $77 million in the current year and (iii) the settlement of forward-starting swap liabilities of $36 million in 2014. These increases were partially offset by (i) a decrease in cash earnings due to the sale of our Wheelabrator business in 2014; (ii) multiemployer pension plan settlement payments of approximately $60 million in 2015 and (iii) higher year-over-year annual incentive plan payments of approximately $65 million. Finally, we experienced unfavorable changes in our assets and liabilities, net of effects of acquisitions and divestitures, particularly non-trade related items including payroll and incentive accruals. However, we did experience continued improvement in both trade accounts receivable and accounts payable.

When comparing our cash flows from operating activities for the year ended December 31, 2014 to the comparable period in 2013, the decrease of $124 million is primarily related to higher income tax payments, net of excess tax benefits associated with equity-based transactions, of $242 million in 2014 and a payment of $36 million in 2014 to terminate our forward-starting swaps. These decreases were partially offset by higher cash earnings and favorable working capital changes.

Although capital expenditures were higher in 2015 and 2013 as compared to 2014, the Company continues to maintain a disciplined focus on capital management. Fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business, and the timing of replacement of aging assets.

The significantly higher proceeds from divestitures of businesses and other assets (net of cash divested) for the year ended December 31, 2014 compared to the years ended December 31, 2015 and 2013 is largely driven by the 2014 sales of (i) our Wheelabrator business for $1.95 billion; (ii) our investment in Shanghai Environment Group, which was part of our Wheelabrator business, for $155 million and (iii) our Puerto Rico operations for proceeds of $80 million, including $65 million in cash.

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

Greenstar, LLC — On January 31, 2013, we paid $170 million inclusive of certain adjustments, to acquire Greenstar, LLC (“Greenstar”). Pursuant to the sale and purchase agreement, up to an additional $40 million was payable to the sellers, of which $20 million was guaranteed and paid in 2015. The remaining $20 million of this consideration was contingent based on changes in certain recyclable commodity indexes and had an estimated fair value at closing of $16 million. This contingent consideration was not earned. Greenstar was an operator of recycling and resource recovery facilities. This acquisition provides the Company’s customers with greater access to recycling solutions, having supplemented our extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers.

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

Divestitures

Wheelabrator Business — On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale which is included within “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” in the Consolidated Statement of Operations. For the year ended December 31, 2015, net adjustments to this gain were immaterial on a pre-tax basis. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments with certain market price resets through 2021.

Other — In addition to the divestiture of our Wheelabrator business, we also divested our Puerto Rico operations as well as certain landfill and collection operations in our Eastern Canada Area in 2014.

In total, these divested businesses and assets provided $0.18 and $0.16 of earnings per diluted share for the years ended December 31, 2014 and 2013, respectively.

Subsequent Event

On January 8, 2016, Waste Management Inc. of Florida, a wholly-owned subsidiary of WM, acquired certain operations and business assets of Southern Waste Systems/Sun Recycling in Southern Florida. The acquired business assets include residential, commercial, and industrial solid waste collection, processing/recycling and transfer operations, equipment, vehicles, real estate and customer agreements. Total consideration, inclusive of amounts for estimated working capital, paid at closing was $516 million and is subject to standard post-closing adjustments. The acquisition was funded primarily with borrowings under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”).

Basis of Presentation of Consolidated Financial Information

Deferred Income Taxes — In November 2015, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with deferred income taxes. To simplify the presentation of deferred income taxes, the amended guidance requires that deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. This eliminates the guidance to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. The amendments to the authoritative guidance associated with deferred income taxes were effective for the Company on January 1, 2016; however, early adoption was permitted. The Company’s early adoption of this guidance in 2015 was applied retrospectively and did not have a material impact on our consolidated financial statements.

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

Expansion Airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year, and the final expansion permit to be received within five years. Second, we must believe that obtaining the expansion permit is likely, considering the following criteria:

•	Personnel are actively working on the expansion of an existing landfill, including efforts to obtain land use and local, state or provincial approvals;

•	We have a legal right to use or obtain land to be included in the expansion plan;

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could negatively affect the success of such expansion; and

•	Financial analysis has been completed based on conceptual design, and the results demonstrate that the expansion meets Company criteria for investment.

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 21 landfill sites with expansions included at December 31, 2015, three landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. One landfill required approval by our Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining two landfills required approval because the permit application process did not meet the one- or five-year requirements.

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

Asset Impairments

Our long-lived assets, including landfills and landfill expansions, are carried on our financial statements based on their cost less accumulated depreciation or amortization. We monitor the carrying value of our long-lived assets for potential impairment on an ongoing basis and test the recoverability of such assets using significant unobservable (“Level 3”) inputs whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs and is included in the and “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” line item in our Consolidated Statement of Operations. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

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

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment, or two-step impairment test, to determine whether a goodwill impairment exists at the reporting unit. The first step in our quantitative assessment identifies potential impairments by comparing the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is typically estimated using a combination of the income approach and market approach or only an income approach when applicable. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported cash flows. We then apply that multiple to the reporting units’ cash flows to estimate their fair values. We believe that this approach is appropriate because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

During our annual 2013 impairment test of our goodwill balances we determined the fair value of our Wheelabrator business had declined and the associated goodwill was impaired. As a result, we recognized an impairment charge of $483 million, which had no related tax benefit. We estimated the implied fair value of our Wheelabrator reporting unit goodwill using a combination of income and market approaches. Because the annual impairment test indicated that Wheelabrator’s carrying value exceeded its estimated fair value, we performed the “step two” analysis. In the “step two” analysis, the fair values of all assets and liabilities were estimated, including tangible assets, power contracts, customer relationships and trade name for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the carrying amount of goodwill to determine the amount of the impairment. The factors contributing to the $483 million goodwill impairment charge principally related to the continued challenging business environment in areas of the country in which Wheelabrator operated, characterized by lower available disposal volumes (which impact disposal rates and overall disposal revenue, as well as the amount of electricity Wheelabrator was able to generate), lower electricity pricing due to the pricing pressure created by availability of natural gas and increased operating costs as Wheelabrator’s facilities aged. These factors caused us to lower prior assumptions for electricity and disposal revenue, and increase assumed operating costs. Additionally, the discount factor previously utilized in the income approach in 2013 increased mainly due to increases in interest rates. In 2013, we also incurred $10 million of charges to impair goodwill associated with our Puerto Rico operations. In 2014, we recognized $10 million of goodwill impairment charges associated with our recycling operations.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Goodwill Impairments and (Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items and Note 13 to the Consolidated Financial Statements for information related to goodwill impairments recognized during the reported periods.

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

Fair value is typically estimated using an income approach. The income approach is based on the long-term projected future cash flows. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the expected long-term performance considering the economic and market conditions that generally affect our business.

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

Deferred Income Taxes

Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and deferred tax liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carry-forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves for uncertain tax positions when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes. Should interest and penalties be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in our Consolidated Statements of Operations.

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

Results of Operations

Operating Revenues

Our operating revenues set forth below have generally come from fees charged for our collection, disposal, transfer, recycling and resource recovery, and from sales of commodities by our recycling and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or MRF and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenue generally consists of tipping fees and the sale of recyclable commodities to third parties. The fees we charge for our collection, disposal, transfer and recycling services generally include fuel surcharges, which are indexed to current market costs for diesel fuel. Our divested Wheelabrator business provided waste-to-energy services and managed waste-to-energy facilities and independent power production plants. We also provide additional services that are not managed through our Solid Waste business, including Strategic Business Solutions (“WMSBS”), Energy and Environmental Services, recycling brokerage services, landfill gas-to-energy services, and expanded service offerings and solutions. In addition, we offer portable self-storage and long distance moving services through a joint venture; fluorescent bulb and universal waste mail-back through our LampTracker® program; portable restroom servicing under the name Port-o-Let® and street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties. These operations are presented as “Other” in the table below. The following table summarizes revenues during each period (in millions):

	Years Ended December 31,
	2015	2014	2013
Solid Waste	$13,285	$13,449	$13,477
Wheelabrator	—	817	845
Other	2,065	2,191	2,185
Intercompany	(2,389)	(2,461)	(2,524)

Total	$12,961	$13,996	$13,983

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Years Ended December 31,
	2015	2014	2013
Collection:
Commercial	$3,332	$3,393	$3,423
Residential	2,499	2,543	2,608
Industrial	2,252	2,231	2,209
Other	356	340	273

Total collection	8,439	8,507	8,513
Landfill	2,919	2,849	2,790
Transfer	1,377	1,353	1,329
Wheelabrator	—	817	845
Recycling	1,163	1,370	1,447
Other	1,452	1,561	1,583
Intercompany	(2,389)	(2,461)	(2,524)

Total	$12,961	$13,996	$13,983

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change 2015 vs. 2014		Period-to-Period Change 2014 vs. 2013
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$(106)	(0.8)%	$228	1.6%
Volume	(215)	(1.6)	(188)	(1.4)

Internal revenue growth	(321)	(2.4)	40	0.2
Acquisitions	174	1.3	124	0.9
Foreign currency translation	(126)	(1.0)	(61)	(0.4)

Subtotal (excluding divestitures)	(273)	(2.1)%	103	0.7%
Divestitures	(762)		(90)

Total	$(1,035)		$13

(a)	Calculated by dividing the amount of current year increase or decrease by the prior year’s total Company revenue adjusted to exclude the impacts of current year divestitures ($13,234 million and $13,893 million for 2015 and 2014, respectively).
(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We also analyze the changes in average yield in terms of related-business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related-business basis (dollars in millions):

	Period-to-Period Change 2015 vs. 2014		Period-to-Period Change 2014 vs. 2013
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection and disposal	$203	1.8%	$262	2.3%
Recycling commodities	(138)	(10.4)	(53)	(3.7)
Electricity	—	—	21	7.9
Fuel surcharges and mandated fees	(171)	(24.8)	(2)	(0.3)

Total	$(106)	(0.8)	$228	1.6

(i)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue, adjusted to exclude the impacts of divestitures for the current year. The table below summarizes the related business revenues for each year, adjusted to exclude the impacts of divestitures (in millions):

	Denominator
	2015	2014
Related-business revenues:
Collection and disposal	$11,214	$11,512
Recycling commodities	1,331	1,431
Electricity	—	266
Fuel surcharges and mandated fees	689	684

Total Company	$13,234	$13,893

Our revenues decreased $1,035 million, or 7.4%, for the year ended December 31, 2015. Our revenue decline was driven by (i) divestitures in 2014, principally our Wheelabrator business in December 2014, our Puerto Rico operations in the second quarter of 2014, and certain landfill and collection operations in our Eastern Canada Area in the third quarter of 2014; (ii) lower volumes; (iii) lower revenues from our fuel surcharge program due to declining fuel costs; (iv) lower recyclable commodity prices and (v) foreign currency translation, which affects revenues from our Canadian operations. Partially offsetting these revenue declines were (i) revenue growth from yield on our collection and disposal operations and (ii) revenue from acquired operations, primarily the Deffenbaugh acquisition in March 2015.

Our revenues increased $13 million, or 0.1%, for the year ended December 31, 2014, driven by (i) revenue growth from yield on our collection and disposal operations; (ii) revenue from acquired operations, particularly the RCI operations acquired in July 2013 and (iii) fluctuations in electricity prices at Wheelabrator’s merchant waste-to-energy facilities that favorably affected revenues. Offsetting these revenue increases were (i) revenue declines due to lower volumes; (ii) divestitures in 2014, primarily our Puerto Rico operations, our Wheelabrator business and certain landfill and collection operations in our Eastern Canada Area; (iii) foreign currency translation and (iv) revenue declines resulting from lower recyclable commodity prices.

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

Revenue growth from collection and disposal average yield was $203 million, or 1.8%, and $262 million, or 2.3%, for the years ended December 31, 2015 and 2014, respectively.

Our year-over-year yield growth was driven largely by our continued focus on our pricing strategy with lower rollbacks and improved new business pricing. We experienced growth in all three of our principal collection lines of business in both 2015 and 2014. The details are as follows (dollars in millions):

	Period-to-Period Change 2015 vs. 2014		Period-to-Period Change 2014 vs. 2013
	Amount	As a % of Related Business	Amount	As a % of Related Business
Commercial	$92	3.0%	$134	4.3%
Industrial	55	2.7	84	4.2
Residential	39	1.6	32	1.3

	$186		$250

Other drivers affecting both 2015 and 2014 average yield include:

•	A fee instituted to help us recover a portion of the significant regulatory costs and fees, such as host fees and disposal taxes, which are not recouped by our pricing programs. Revenues generated from this fee are approximately $113 million, $97 million and $43 million for the years ended December 31, 2015, 2014 and 2013, respectively, principally in our collection business, with the most significant impact in our commercial line of business.

•	Our 2014 revenue growth from yield in our industrial line of business was aided by the expansion of our oilfield services business. These services typically have higher average rates due to extended transportation distances, special waste handling costs and higher disposal costs as compared with our other industrial business. However, in 2015, reduced drilling and auxiliary activities due to the continued decline in oil and gas prices negatively affected our oilfield services business, which in turn affected our revenue growth in our industrial line of business.

•	In our residential line of business, we continue to focus on bidding on contracts that improve our yield performance and increase our overall returns.

•	Yield growth from our landfill and transfer station operations also improved for both 2015 and 2014.

Recycling commodities — The continuing declines in recycling commodities prices resulted in revenue declines of $138 million and $53 million for the years ended December 31, 2015 and 2014, respectively, compared with the prior year.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, decreased $171 million and $2 million for the years ended December 31, 2015 and 2014, respectively. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. We experienced a dramatic fuel price decline of approximately 30% in 2015 versus the 2.4% fuel price decline in 2014, which caused a much more significant decline in our fuel surcharge revenues in the current year. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume — Declines in our volumes caused our revenue to decrease $215 million, or 1.6%, and $188 million, or 1.4%, for the years ended December 31, 2015 and 2014, respectively, as compared with the prior year.

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

Our operating expenses decreased $771 million, or 8.6%, when comparing 2015 with 2014 and decreased $110 million, or 1.2%, when comparing 2014 with 2013. Operating expenses as a percentage of revenues were 63.5% in 2015, 64.3% in 2014, and 65.2% in 2013.

The following table summarizes the major components of our operating expenses, including the impact of foreign currency translation, for the years ended December 31 (dollars in millions), with significant changes in our operating expenses discussed below:

	2015	Period-to-Period Change		2014	Period-to-Period Change		2013
Labor and related benefits	$2,381	$(71)	(2.9)%	$2,452	$(54)	(2.2)%	$2,506
Transfer and disposal costs	939	4	0.4	935	(38)	(3.9)	973
Maintenance and repairs	1,022	(159)	(13.5)	1,181	—	—	1,181
Subcontractor costs	1,137	(86)	(7.0)	1,223	41	3.5	1,182
Cost of goods sold	791	(183)	(18.8)	974	(26)	(2.6)	1,000
Fuel	361	(192)	(34.7)	553	(50)	(8.3)	603
Disposal and franchise fees and taxes	662	(7)	(1.0)	669	16	2.5	653
Landfill operating costs	255	(11)	(4.1)	266	34	14.7	232
Risk management	221	2	0.9	219	(25)	(10.2)	244
Other	462	(68)	(12.8)	530	(8)	(1.5)	538

	$8,231	$(771)	(8.6)%	$9,002	$(110)	(1.2)%	$9,112

Divestitures — During 2014, we divested our Wheelabrator business, our Puerto Rico operations, and certain landfill and collection operations in our Eastern Canada Area. The following table lists the operating expense categories in which these divestitures have had a material impact (in millions):

	Period-to-Period Change for the Year Ended December 31, 2015 vs. 2014	Period-to-Period Change for the Year Ended December 31, 2014 vs. 2013
Maintenance and repairs	$177	$13
Labor and related benefits	88	15
Costs of goods sold	81	4
Other	63	5
Transfer and disposal cost	53	5

	$462	$42

In addition to the impact of divestitures noted above, other significant items by category of expense include:

Labor and related benefits — The following significant items affected the comparability of expenses for the periods presented:

•	The recognition of $51 million of net charges in 2015 associated with the withdrawal from certain underfunded multiemployer pension plans;

•	Higher wages due to merit increases effective in the second quarters of 2014 and 2015;

•	Additional costs associated with the acquired operations of Deffenbaugh in 2015;

•	Lower headcount and contract labor due to lower volumes in our collection line of business and operating efficiencies in our recycling line of business; and

•	Decreased health and welfare costs in 2015 and increased health and welfare costs in 2014.

Transfer and disposal costs — The increase in transfer and disposal costs in 2015 compared to the prior year was primarily due to incurring third party costs for services previously provided on an intercompany basis prior to the divestiture of our Wheelabrator business in December 2014. These cost increases were offset, in part, by the reduction in costs due to the divestitures, as discussed above. The decrease in costs in 2014 were driven in part by lower volumes in the collection and recycling lines of business.

Maintenance and repairs — The decrease in maintenance and repairs in 2015 was largely driven by the divestiture of Wheelabrator, which was partially offset by the increased costs related to the Deffenbaugh acquisition.

Subcontractor costs — The following significant items affected the comparability of expenses for the periods presented:

•	Volume declines related to the loss of certain large accounts in our WMSBS organization;

•	Decreased costs associated with lower costs in the landfill and recycling businesses in 2015;

•	Higher costs related to remediation services; and

•	Higher costs related to the RCI operations acquired in July 2013.

Cost of goods sold — The reduction in costs is primarily driven by lower recycling rebates due to (i) lower commodity prices; (ii) increased efforts to reduce controllable recycling rebates paid to customers; (iii) better alignment of rebate structures with commodity prices for new recycling contracts and (iv) ongoing recycling business improvement efforts around inbound quality control. These cost reductions were offset, in part, by increased costs in our remediation business and increased costs in 2014 related to our portable self-storage service.

Fuel — The decrease in fuel expense in 2015 and 2014 when compared to the prior periods was driven by (i) lower fuel prices; (ii) lower fuel purchases due to reduced collection volumes; (iii) lower costs resulting from the conversion of our fleet to natural gas vehicles and (iv) year-over-year increases in natural gas fuel excise credits.

Disposal and franchise fees and taxes — Significant items affecting the comparability of expenses for the periods presented include (i) increased disposal fees and taxes due to higher landfill volumes; (ii) decreased costs due to divestitures and (iii) a disposal surcharge in 2013.

Landfill operating costs — Significant items affecting the comparability of expenses for the periods presented include (i) unfavorable adjustments in 2014 as well as favorable adjustments in 2013 related to changes in U.S. Treasury rates used to discount the present value of our environmental remediation obligations and recovery assets and (ii) higher leachate costs for all comparable periods.

Risk management — The decrease in costs in 2014 was primarily due to lower auto and general liability claims and, to a lesser extent, decreased workers’ compensation claims.

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

Our selling, general and administrative expenses decreased $138 million, or 9.3%, when comparing 2015 with 2014 and increased $13 million, or 0.9%, when comparing 2014 with 2013. Our selling, general and administrative expenses as a percentage of revenues were 10.4% in 2015, 10.6% in 2014 and 10.5% in 2013.

The following table summarizes the major components of our selling, general and administrative expenses for the years ended December 31 (dollars in millions):

	2015	Period-to- Period Change		2014	Period-to- Period Change		2013
Labor and related benefits	$874	$(59)	(6.3)%	$933	$2	0.2%	$931
Professional fees	112	(14)	(11.1)	126	(5)	(3.8)	131
Provision for bad debts	36	(5)	(12.2)	41	—	—	41
Other	321	(60)	(15.7)	381	16	4.4	365

	$1,343	$(138)	(9.3)%	$1,481	$13	0.9%	$1,468

Our 2014 divestitures, primarily the sale of our Wheelabrator business in December 2014, favorably affected all cost categories when comparing expenses in 2015 to 2014. In addition to the impact of divestitures, other significant items by category of expense include:

Labor and related benefits — Factors affecting the year-over-year changes in our labor and related benefits costs include:

•	Cost savings from our August 2014 reorganization, which favorably affected both periods presented;

•	Lower incentive compensation costs in 2015 as compared to both 2014 and 2013; and

•	Merit increases in both 2015 and 2014.

Other — Changes in our other expenses are a result of higher litigation settlement costs in 2014 and our continued focus on controlling costs.

Depreciation and Amortization

Depreciation and amortization includes (i) depreciation of property and equipment, including assets recorded for capital leases, on a straight-line basis from three to 40 years; (ii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction and asset retirement costs arising from closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the total estimated remaining capacity of a site, which includes both permitted capacity and expansion capacity that meets our Company-specific criteria for amortization purposes; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event and (iv) amortization of intangible assets with a definite life, using either a 150% declining balance approach or a straight-line basis over the definitive terms of the related agreements, which are generally from two to 15 years depending on the type of asset.

The following table summarizes the components of our depreciation and amortization expenses for the years ended December 31 (dollars in millions):

	2015	Period-to- Period Change		2014	Period-to- Period Change		2013
Depreciation of tangible property and equipment	$760	$(74)	(8.9)%	$834	$(19)	(2.2)%	$853
Amortization of landfill airspace	409	29	7.6	380	(20)	(5.0)	400
Amortization of intangible assets	76	(2)	(2.6)	78	(2)	(2.5)	80

	$1,245	$(47)	(3.6)%	$1,292	$(41)	(3.1)%	$1,333

The decrease in depreciation of tangible property and equipment during 2015 is primarily due to the December 2014 sale of our Wheelabrator business as discussed further in Note 19 to the Consolidated Financial Statements. The increase in amortization of landfill airspace during 2015 is primarily due to increased volumes, a portion of which relates to the acquisition of Deffenbaugh. This increase was partially offset by favorable adjustments resulting from changes in landfill estimates. The decrease in depreciation and amortization expense during 2014 is primarily attributable to favorable adjustments resulting from changes in landfill estimates and fixed asset depreciation that was suspended when our Wheelabrator business was classified as held-for-sale in the third quarter of 2014 and subsequently sold in December 2014.

Restructuring

During the year ended December 31, 2015, we recognized $15 million of pre-tax restructuring charges, of which $10 million was related to employee severance and benefit costs, including costs associated with the loss of a municipal contract in our Eastern Canada Area and our acquisition of Deffenbaugh. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

In August 2014, we announced a consolidation and realignment of several Corporate functions to better support achievement of the Company’s strategic goals, including cost reduction. Voluntary separation arrangements were offered to all salaried employees within these organizations. Approximately 650 employees separated from our Corporate and recycling organizations in connection with this restructuring. During the year ended December 31, 2014, we recognized a total of $82 million of pre-tax restructuring charges, of which $70 million was related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

During the year ended December 31, 2013, we recognized a total of $18 million of pre-tax restructuring charges, of which $7 million was related to employee severance and benefit costs, including costs associated with our acquisitions of Greenstar and RCI and our prior restructurings. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

Goodwill Impairments

During the year ended December 31, 2014, we recognized $10 million of goodwill impairment charges associated with our recycling operations. During the year ended December 31, 2013, we recognized $509 million of goodwill impairment charges, primarily related to (i) $483 million associated with our Wheelabrator business; (ii) $10 million associated with our Puerto Rico operations and (iii) $9 million associated with a majority-owned waste diversion technology company. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions — Asset Impairments and Note 3 to the Consolidated Financial Statements for additional information related to these impairment charges as well as the accounting policy and analysis involved in identifying and calculating impairments.

(Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” for the year ended December 31 for the respective periods (in millions):

	Years Ended December 31,
	2015	2014	2013
(Income) expense from divestitures	$(7)	$(515)	$(8)
Asset impairments (other than goodwill)	89	345	472

	$82	$(170)	$464

During the year ended December 31, 2015, we recognized net charges of $82 million, primarily related to $66 million of charges to impair certain of our oil and gas producing properties, as a result of the continued decline in oil and gas prices. We wrote down the carrying value of these properties to their estimated fair value using an income approach. At December 31, 2015, our remaining book value in these investments was $30 million. We also recognized $18 million of charges to write down or divest of certain assets in our recycling operations and a $5 million impairment of a landfill in our Western Canada Area due to revised post-closure cost estimates. Partially offsetting these charges was $7 million in net gains from divestitures, including a $6 million gain on the sale of an oil and gas producing property in the second quarter of 2015.

During the year ended December 31, 2014, we recognized net gains of $170 million, primarily related to the following:

•	Divestitures — We recognized net gains of $515 million, primarily as a result of a $519 million gain on the sale of our Wheelabrator business and an $18 million gain on the sale of certain landfill and collection operations in our Eastern Canada Area. Partially offsetting these gains was a $25 million loss on the divestiture of our Puerto Rico operations. Refer to Note 19 to the Consolidated Financial Statements for additional information related to our divestitures.

•	Oil and gas properties impairments — We recognized $272 million of charges to impair certain of our oil and gas producing properties, primarily as a result of the pronounced decrease in oil and gas prices in the fourth quarter of 2014. We wrote down the carrying value of these properties to their estimated fair value using an income approach.

•	Other impairments — We recognized additional impairment charges of $73 million to write down assets in our waste diversion technology, renewable energy, recycling and medical waste operations.

During the year ended December 31, 2013, we recognized net charges of $464 million, primarily related to the following:

•	Landfill impairments — We recognized $262 million of charges to impair certain of our landfills, primarily as a result of our consideration of management’s decision in the fourth quarter of 2013 not to actively pursue expansion and/or development of such landfills. These charges were primarily associated with two landfills in our Eastern Canada Area, which are no longer accepting waste. We had previously concluded that receipt of permits for these landfills was probable. However, in connection with our asset rationalization and capital allocation analysis, which was influenced, in part, by our acquisition of RCI, we determined that the future costs to construct these landfills could be avoided as we are able to allocate disposal that would have gone to these landfills to other facilities and not materially impact operations. As a result of management’s decision, we determined that the landfill assets were no longer able to be recovered by the undiscounted cash flows attributable to these assets. As such, we wrote them down to their estimated fair values using a market approach considering the highest and best use of the assets.

•	Waste-to-energy impairments — We recognized $144 million of impairment charges relating to three waste-to-energy facilities, primarily as a result of closure or anticipated closure due to continued difficulty securing sufficient volumes to operate the plants at capacity and the prospect of additional capacity entering the market where the largest facility is located. We wrote down the carrying value of our facilities to their estimated fair value using a market approach.

•	Other impairments — The remainder of our 2013 charges were attributable to (i) $31 million of charges to impair various recycling assets; (ii) $20 million of charges to write down assets related to a majority-owned waste diversion technology company and (iii) a $15 million charge to write down the carrying value of an oil and gas property to its estimated fair value.

•	Divestitures — Partially offsetting these charges were $8 million of net gains on divestitures.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates and Assumptions — Asset Impairments for additional information related to the accounting policy and analysis involved in identifying and calculating impairments.

In addition to the impairments discussed above, we are continuing to evaluate opportunities associated with the sale or discontinued use of assets that may no longer meet our strategic objectives or are underperforming. Accordingly, it is possible that additional charges may be recorded as assets are sold or become held-for-sale.

Income from Operations

The following table summarizes income from operations for the years ended December 31 (dollars in millions):

	2015	Period-to- Period Change		2014	Period-to- Period Change		2013
Solid Waste:
Tier 1	$1,290	$(11)	(0.8)%	$1,301	$55	4.4%	$1,246
Tier 2	629	(82)	(11.5)	711	257	56.6	454
Tier 3	808	21	2.7	787	53	7.2	734

Solid Waste	2,727	(72)	(2.6)	2,799	365	15.0	2,434
Wheelabrator	—	(669)	*	669	1,186	*	(517)
Other	(160)	240	(60.0)	(400)	(229)	*	(171)
Corporate and other	(522)	247	(32.1)	(769)	(102)	15.3	(667)

Total	$2,045	$(254)	(11.0)	$2,299	$1,220	*	$1,079

*	Percentage change does not provide a meaningful comparison.

All information presented has been updated to reflect our realigned segments which are discussed further in Note 21 to the Consolidated Financial Statements.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three years ended December 31, 2015 are summarized below:

•	Our traditional Solid Waste business benefited from internal revenue growth and the impact of lower fuel prices.

•	Our recycling business has been negatively affected by lower market prices for recycling commodities and lower volumes. In 2014, these unfavorable drivers were offset by (i) increased efforts to reduce controllable recycling rebates paid to customers; (ii) better alignment of rebate structures to commodity prices for new recycling contracts and (iii) ongoing business improvement efforts around inbound quality control. In 2015, these benefits offset, in part, the impact of lower market prices, lower volumes, and impairment charges related to various recycling assets due to continued declines in commodity prices.

In addition, the following items affected comparability of 2015 to 2014 within specific segments:

•	We recognized $51 million of net charges associated with the withdrawal from certain underfunded multiemployer pension plans in 2015 impacting all three tiers;

•	The unfavorable impact of foreign currency translation on the results of our Canadian operations in Tiers 1 and 2;

•	The unfavorable impact on our oilfield services business, primarily in Tier 2, of reduced drilling and auxiliary activities as a result of declining oil and gas prices; and

•	The transfer of certain sales employees from our Corporate and Other segment in 2014.

In addition, the following items affected comparability of 2014 to 2013 within specific segments:

•	Net charges of $279 million, primarily related to impairments recognized in 2013. The most significant impairment charges were in our Eastern Canada Area, which is included in Tier 2, and were associated with the impairment of certain landfills as discussed above in (Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items;

•	The loss on the sale of our Puerto Rico operations and certain other collection and landfill assets in 2014, which were included in Tier 3 and Tier 1, respectively;

•	Adverse weather in the first quarter of 2014 unfavorably affected income from operations, which impacted all three tiers;

•	The gain on the sale of certain landfill and collection operations in our Eastern Canada Area in 2014, which were included in Tier 2;

•	The accretive benefits of the RCI operations acquired in July 2013, which are included in Tier 2;

•	The gain on the sale of a vacant facility in 2014, which was included in Tier 3; and

•	A reversal of a reserve in 2014 due to a favorable litigation resolution, which was included in Tier 1.

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

Other — Our “Other” income from operations includes (i) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental Services and Renewable Energy organizations, that are not included with the operations of our reportable segments; (ii) our recycling brokerage services and (iii) the results of investments that we are making in expanded service offerings, such as portable self-storage, long distance moving services, and fluorescent lamp recycling, and in oil and gas producing properties. In addition, our “Other” income from operations reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste.

Significant items affecting the comparability for the periods presented include:

•	Net charges of $66 million, $339 million, and $59 million primarily related to impairments of oil and gas producing properties recognized in 2015, 2014 and 2013, respectively;

•	Higher costs related to remediation services in 2015;

•	The transfer of certain sales employees from our Corporate and Other segment in 2014; and

•	Improved results in our Strategic Business Solutions in 2014 and 2015.

Corporate and Other — Significant items affecting the comparability for the periods presented include:

•	Restructuring costs related to our August 2014 reorganization and subsequent benefits resulting from our restructuring efforts;

•	Lower medical costs in 2015 driven by lower claims and reduced headcount and higher year-over-year costs in 2014;

•	The transfer of certain sales employees to our Solid Waste and Other segments that were included in this segment in 2014 as described above;

•	Continued focus on controlling costs resulting in lower professional fees, telecommunications, contract labor, and travel and entertainment in 2015;

•	Charges for the settlement of a legal dispute and related fees in 2014;

•	Unfavorable adjustments in 2014 as well as favorable adjustments in 2013 related to changes in U.S. Treasury rates used to discount the present value of our environmental remediation obligations and recovery assets; and

•	Increased risk management costs in 2015 primarily related to certain higher than anticipated auto and general liability claim settlements and favorable risk management allocation in 2014.

Interest Expense, net

Our interest expense, net was $385 million in 2015, $466 million in 2014 and $477 million in 2013. During 2015, the decrease in interest expense was primarily attributable to the refinancing of a significant portion of our high-coupon senior notes. As a result of the combination of a make-whole redemption of certain senior notes, cash tender offers to purchase certain senior notes and the issuance of $1.8 billion of new senior notes, we reduced the weighted average interest rate of our senior note portfolio by 1%. During 2014, the decrease in interest expense was primarily attributable to (i) the impacts that lower market interest rates had on certain of our tax-exempt debt; (ii) issuing new debt at lower fixed interest rates than debt repaid upon scheduled maturities and (iii) reduced costs associated with our letter of credit facilities due to improvements in the Company’s overall credit rating. These decreases were partially offset by increases in expense associated with our terminated interest rate swaps due to the maturity of the underlying senior notes.

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

Make-Whole Redemption — In January 2015, we repaid $947 million of WM senior notes, which comprised all of the outstanding senior notes maturing in 2015, 2017 and 2019. The repayment of these debt balances was achieved by exercising the optional redemption provisions of the notes, which required that we pay the outstanding principal plus a make-whole premium. The “Loss on early extinguishment of debt” reflected in our Consolidated Statement of Operations for the year ended December 31, 2015 includes the $122 million of charges related to these redemptions.

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

The “Loss on early extinguishment of debt” reflected in our Consolidated Statement of Operations for the year ended December 31, 2015 includes $430 million of charges related to these tender offers.

Equity in Net Losses of Unconsolidated Entities

We recognized “Equity in net losses of unconsolidated entities” of $38 million, $53 million and $34 million in 2015, 2014 and 2013, respectively. These losses are primarily related to our noncontrolling interests in two limited liability companies established to invest in and manage low-income housing properties and a refined coal facility, as well as (i) noncontrolling investments made to support our strategic initiatives and (ii) unconsolidated trusts for final capping, closure, post-closure or environmental obligations. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 9 and 20 to the Consolidated Financial Statements for more information related to these investments. In 2014, we recognized an additional $11 million to write down equity method investments in waste diversion technology companies to their fair value.

Other, net

We recognized other, net expense of $7 million, $29 million and $74 million in 2015, 2014 and 2013, respectively. The expenses for 2015, 2014 and 2013 were impacted by impairment charges of $5 million, $22 million and $71 million, respectively, related to other-than-temporary declines in the value of investments in waste diversion technology companies accounted for under the cost method. We wrote down our investments to their fair value which was primarily determined using an income approach based on estimated future cash flow projections and, to a lesser extent, third-party investors’ recent transactions in these securities. Partially offsetting the 2013 charges was a $4 million gain on the sale of a similar investment. The remaining expenses recognized during the reported periods are primarily related to the impact of foreign currency translation.

Provision for Income Taxes

We recorded provisions for income taxes of $308 million in 2015, $413 million in 2014 and $364 million in 2013. These tax provisions resulted in an effective income tax rate of approximately 29.1%, 23.6% and 73.8% for the years ended 2015, 2014 and 2013, respectively. The comparability of our reported income taxes for the years ended December 31, 2015, 2014 and 2013 is primarily affected by (i) variations in our income before income taxes; (ii) federal tax credits; (iii) adjustments to our accruals and related deferred taxes; (iv) the realization of state net operating losses and credits; (v) tax audit settlements and (vi) the tax implications of divestitures and impairments. The impacts of these items are summarized below:

•	Investment in Refined Coal Facility — Our refined coal facility investment and the resulting federal tax credits reduced our provision for income taxes by $23 million, $21 million and $20 million for the years ended December 31, 2015, 2014 and 2013, respectively. Refer to Note 9 to the Consolidated Financial Statements for more information related to our refined coal facility investment.

•	Investment in Low-Income Housing Properties — Our low-income housing properties investment and the resulting federal tax credits reduced our provision for income taxes by $34 million, $37 million and $38 million for the years ended December 31, 2015, 2014 and 2013, respectively. Refer to Note 9 to the Consolidated Financial Statements for more information related to our low-income housing properties investment.

•	Other Federal Tax Credits — During 2015, 2014 and 2013, we recognized federal tax credits in addition to the tax credits realized from our investments in the refined coal facility and low-income housing properties resulting in a reduction to our provision for income taxes of $15 million, $13 million and $13 million, respectively.

•	Adjustments to Accruals and Related Deferred Taxes — Adjustments to our accruals and related deferred taxes due to the filing of our income tax returns and changes in state law resulted in a reduction of $18 million, a reduction of $24 million and an increase of $4 million to our provision for income taxes for the years ended December 31, 2015, 2014 and 2013, respectively.

•	State Net Operating Losses and Credits — During 2015, 2014 and 2013, we recognized state net operating losses and credits resulting in a reduction to our provision for income taxes of $17 million, $16 million and $16 million, respectively.

•	Tax Audit Settlements — The settlement of various tax audits resulted in reductions to our provision for income taxes of $10 million, $12 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively.

•	Tax Implications of Divestitures — During 2014, the Company recorded a net gain of $515 million primarily related to the divestiture of our Wheelabrator business, our Puerto Rico operations and certain landfill and collection operations in our Eastern Canada Area. Had this net gain been fully taxable, our provision for income taxes would have increased by $138 million. During 2015, the Company recorded an additional $10 million net gain primarily related to post-closing adjustments on the Wheelabrator divestiture. Had this gain been fully taxable, our provision for income taxes would have increased by $4 million. Refer to Note 19 to the Consolidated Financial Statements for more information related to divestitures.

•	Tax Implications of Impairments — A portion of the impairment charges recognized are not deductible for tax purposes. Had the charges been fully deductible, our provision for income taxes would have been reduced by $2 million, $8 million and $235 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 13 to the Consolidated Financial Statements for more information related to asset impairments and unusual items.

We expect our 2016 recurring effective tax rate will be approximately 35.0% based on projected income before income taxes, federal tax credits and other permanent items, which is similar to prior year expectations.

The Protecting Americans from Tax Hikes Act of 2015 was signed into law on December 18, 2015 and included an extension for five years of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2016 were depreciated immediately. The acceleration of deductions on 2015 qualifying capital expenditures resulting from the bonus depreciation provisions had no impact on our effective income tax rate for 2015 although it will reduce our cash taxes by approximately $65 million. This reduction will be offset by increased cash taxes in subsequent periods when the deductions related to the capital expenditures would have otherwise been taken.

Noncontrolling Interests

Net loss attributable to noncontrolling interests was $1 million in 2015 and net income attributable to noncontrolling interests was $40 million in 2014 and $32 million in 2013. The income for 2014 and 2013 was principally related to third parties’ equity interests in two limited liability companies (“LLCs”) that owned three waste-to-energy facilities operated by our Wheelabrator business. In December 2014, we purchased the noncontrolling interests in the LLCs from the third parties in anticipation of our sale of the Wheelabrator business. The LLCs were then subsequently sold as part of the divestment of our Wheelabrator business. Refer to Notes 19 and 20 to the Consolidated Financial Statements for information related to the sale of our Wheelabrator business and the consolidation of these variable interest entities, respectively.

The income for 2013 includes a net loss of $10 million attributable to noncontrolling interest holders associated with the $20 million impairment charge related to a majority-owned waste diversion technology company discussed above in (Income) Expense from Divestitures, Asset Impairments (Other than Goodwill) and Unusual Items.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 244 solid waste and five secure hazardous waste landfills at December 31, 2015 and 247 solid waste and five secure hazardous waste landfills at December 31, 2014. At December 31, 2015 and 2014, the expected remaining capacity, in cubic yards and tonnage of waste that can be accepted at our owned or operated landfills, is shown below (in millions):

	December 31, 2015			December 31, 2014
	Remaining Permitted Capacity	Expansion Capacity	Total Capacity	Remaining Permitted Capacity	Expansion Capacity	Total Capacity
Remaining cubic yards	4,740	298	5,038	4,708	275	4,983
Remaining tonnage	4,728	304	5,032	4,660	275	4,935

Based on remaining permitted airspace as of December 31, 2015 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 46 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes and prices, remaining capacity and likelihood of obtaining an expansion permit. We are seeking expansion permits at 21 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions section above. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 49 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills we own or operate as of December 31, 2015, segregated by their estimated operating lives (in years), based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	0 to 5	6 to 10	11 to 20	21 to 40	41+	Total
Owned	9	16	25	60	91	201
Operated through lease(a)	6	—	1	3	5	15
Operating contracts(b)	10	5	3	7	8	33

Total landfills	25	21	29	70	104	249

(a)	Landfills we operate through lease agreements are similar to landfills we own because we own the landfill’s operating permit and will operate the landfill for the entire lease term, which in many cases is the life of the landfill. We are usually responsible for the final capping, closure and post-closure obligations of the landfills we lease.
(b)	For operating contracts, the property owner owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill. However, we are generally responsible for final capping, closure and post-closure obligations under the operating contracts.

The following table reflects landfill capacity and airspace changes, as measured in tons of waste, for landfills owned or operated by us during the years ended December 31, 2015 and 2014 (in millions):

	December 31, 2015			December 31, 2014
	Remaining Permitted Capacity	Expansion Capacity	Total Capacity	Remaining Permitted Capacity	Expansion Capacity	Total Capacity
Balance, beginning of year	4,660	275	4,935	4,769	282	5,051
Acquisitions, divestitures, newly permitted landfills and closures	32	4	36	(90)	(5)	(95)
Changes in expansions pursued(a)	—	105	105	—	90	90
Expansion permits granted(b)	82	(82)	—	94	(94)	—
Airspace consumed	(97)	—	(97)	(96)	—	(96)
Changes in engineering estimates and other(c)	51	2	53	(17)	2	(15)

Balance, end of year	4,728	304	5,032	4,660	275	4,935

(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits.
(b)	We received expansion permits at six of our landfills during 2015 and eight of our landfills during 2014, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal capacity of our existing landfills.
(c)	Changes in engineering estimates can result in changes to the estimated available remaining capacity of a landfill or changes in the utilization of such landfill capacity, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate; and operating practices. We continually focus on improving the utilization of airspace through efforts that include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials; and increasing initial compaction through improved landfill equipment, operations and training.

The tons received at our landfills in 2015 and 2014 are shown below (tons in thousands):

	2015					2014
	# of Sites		Total Tons		Tons per Day	# of Sites	Total Tons		Tons per Day
Solid waste landfills	244	(a)	96,777		355	247	92,847		341
Hazardous waste landfills.	5		567		2	5	505		2

	249		97,344		357	252	93,352		343

Solid waste landfills closed, divested or contract expired during related year	5		960			15	3,768

			98,304	(b)			97,120	(b)

(a)	In 2015, we acquired two landfills, our contract expired at two landfills and we closed three landfills.
(b)	These amounts include 1.2 million tons at both December 31, 2015 and December 31, 2014, that were received at our landfills but were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate receives certification of closure from the applicable regulatory agency, we generally transfer the management of the site, including any remediation activities, to our closed sites management group. As of December 31, 2015, our closed sites management group managed 210 closed landfills.

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

The following table reflects the total cost basis of our landfill assets and accumulated landfill airspace amortization as of December 31, 2015 and 2014, and summarizes significant changes in these amounts during 2015 (in millions):

	Cost Basis of Landfill Assets	Accumulated Landfill Airspace Amortization	Landfill Assets
December 31, 2014	$13,463	$(7,690)	$5,773
Capital additions	437	—	437
Asset retirement obligations incurred and capitalized	61	—	61
Acquisitions	126	—	126
Amortization of landfill airspace	—	(409)	(409)
Foreign currency translation	(184)	61	(123)
Asset retirements and other adjustments	(131)	113	(18)

December 31, 2015	$13,772	$(7,925)	$5,847

As of December 31, 2015, we estimate that we will spend approximately $400 million in 2016, and approximately $900 million in 2017 and 2018 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events, and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

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

The following table reflects our landfill liabilities and our environmental remediation liabilities as of December 31, 2015 and 2014, and summarizes significant changes in these amounts during 2015 (in millions):

	Landfill	Environmental Remediation
December 31, 2014	$1,443	$235
Obligations incurred and capitalized	61	—
Obligations settled	(71)	(30)
Interest accretion	89	3
Revisions in estimates and interest rate assumptions	(11)	5
Acquisitions, divestitures and other adjustments	7	(4)

December 31, 2015	$1,518	$209

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

	Years Ended December 31,
	2015	2014	2013
Interest accretion on landfill liabilities	$89	$88	$87
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	1	14	(10)
Leachate and methane collection and treatment	96	84	77
Landfill remediation costs	5	9	10
Other landfill site costs	64	71	68

Total landfill operating costs	$255	$266	$232

The comparison of these costs for the reported periods has been significantly affected by accounting for changes in the risk-free discount rate that we use to estimate the present value of our environmental remediation liabilities and environmental remediation recovery assets, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligations.

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

The following table presents our landfill airspace amortization expense on a per-ton basis:

	Years Ended December 31,
	2015	2014	2013
Amortization of landfill airspace (in millions)	$409	$380	$400
Tons received, net of redirected waste (in millions)	97	96	93
Average landfill airspace amortization expense per ton	$4.21	$3.96	$4.29

Different per-ton amortization rates are applied at each of our 249 landfills, and per-ton amortization rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace amortization expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company year-over-year.

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

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of December 31, 2015 and 2014 (in millions):

	2015	2014
Cash and cash equivalents	$39	$1,307

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$94	$129
Other	11	42

Total restricted trust and escrow accounts	$105	$171

Debt:
Current portion	$253	$1,090
Long-term portion	8,728	8,345

Total debt	$8,981	$9,435

Increase in carrying value of debt due to hedge accounting for interest rate swaps	$23	$45

Cash and cash equivalents — Cash and cash equivalents at December 31, 2014, included a portion of the $1.95 billion of proceeds from the divestiture of our Wheelabrator business in December 2014. In 2015, we have primarily allocated available cash to the acquisition of Deffenbaugh, repurchasing shares and paying premiums on the early extinguishment of debt. Discussion of these activities is included in Notes 19, 15 and 7, respectively, to the Consolidated Financial Statements.

Restricted trust and escrow accounts — The decrease in final capping, closure, post-closure and environmental remediation funds from December 31, 2014 to December 31, 2015 is primarily due to the closure of certain trust and escrow accounts which were converted to other forms of financial assurance. Other restricted trust and escrow accounts at December 31, 2014 included the funding of a legal settlement which was paid in full in the second quarter of 2015.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities when appropriate. The components of our long-term borrowings as of December 31, 2015 are described in Note 7 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2014 to December 31, 2015 were primarily attributable to (i) net debt repayments of $427 million and (ii) the impacts of other non-cash changes in our debt balances due to hedge accounting for interest rate swaps, foreign currency translation, and discounts.

As of December 31, 2015, we had $732 million of debt maturing within the next 12 months, including (i) $500 million of 2.6% senior notes that mature in September 2016; (ii) $146 million of tax-exempt bonds and (iii) $20 million of borrowings outstanding under our $2.25 billion revolving credit facility. In addition, $316 million of tax-exempt bonds have term interest rate periods subject to repricing within the next 12 months, which is prior to their scheduled maturities. We have classified the $20 million of borrowings outstanding under our $2.25 billion revolving credit facility as long-term because we intend and have the ability to refinance or maintain these borrowings on a long-term basis. Based on our intent and ability to refinance other portions of our current obligations on a long-term basis as of December 31, 2015, including through use of forecasted available capacity under our $2.25 billion revolving credit facility, we have classified an additional $775 million of debt as long-term. The remaining $253 million is classified as current obligations.

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

The net proceeds from these debt issuances were $1.78 billion. The Company used the proceeds from the 2025 notes for general corporate purposes. The proceeds from the 2035 notes and the 2045 notes were used to pay the purchase price and accrued interest for the notes redeemed through the tender offers discussed above and for general corporate purposes. See Note 7 to the Consolidated Financial Statements for more information related to the debt transactions.

We have credit facilities in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit (in millions) at December 31, categorized by type of facility:

	2015	2014
Revolving credit facility(a)	$831	$785
Letter of credit facilities(b)	150	400
Other(c)	316	257

	$1,297	$1,442

(a)	In July 2015, we amended and restated our revolving credit facility extending the term through July 2020. At December 31, 2015, we had $20 million of outstanding borrowings and $831 million of letters of credit issued and supported by the facility, leaving an unused and available credit capacity of $1,399 million.
(b)	As of December 31, 2015, we had an aggregate committed capacity of $150 million under letter of credit facilities with terms extending through December 2018. This letter of credit capacity was fully utilized as of December 31, 2015.
(c)	These letters of credit are outstanding under various arrangements that do not obligate the counterparty to provide a committed capacity.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31 (in millions):

	2015	2014	2013
Net cash provided by operating activities	$2,498	$2,331	$2,455

Net cash provided by (used in) investing activities	$(1,608)	$995	$(1,900)

Net cash used in financing activities	$(2,155)	$(2,072)	$(687)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows in 2015 to 2014 are summarized below:

•	Increased earnings from our traditional Solid Waste business — In 2015, we saw an increase in cash earnings from our traditional Solid Waste business which was enhanced by acquisitions and corporate overhead cost reductions. These cash flow improvements were slightly offset by a decrease in earnings of our recycling operations.

•	Cash flow of divested businesses — The divestiture of Wheelabrator in December 2014 coupled with the sale of other Solid Waste businesses throughout 2014 affected the year-over-year comparison by approximately $140 million.

•	Decrease in tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was $329 million lower on a year-over-year basis, largely driven by (i) lower year-over-year pre-tax earnings primarily due to the loss on early extinguishment of debt in the first quarter of 2015 and (ii) the tax implications and related impacts of divestitures and impairments.

•	Decrease in interest payments — Cash paid for interest decreased $77 million, primarily due to the refinancing of a significant portion of our high-coupon senior notes during the first quarter of 2015, which is discussed further in Note 7 to the Consolidated Financial Statements.

•	Multiemployer pension plan settlements — In 2015, we paid approximately $60 million for multiemployer pension plan settlements primarily associated with the Central States, Southeast and Southwest Areas Pension Plan and the Teamsters Employers Local 945 Pension Fund. See Note 11 to the Consolidated Financial Statements for additional information.

•	Increase in bonus payments — Payments for our annual incentive plans are typically made in the first quarter of the year based on prior year performance. Our cash flow from operations was unfavorably impacted by approximately $65 million on a year-over-year basis, as the annual incentive plan payments made in the first quarter of 2015 were significantly higher than payments made in the first quarter of 2014.

•	Forward-starting swaps — During the first quarter of 2014, the forward-starting interest rate swaps associated with the anticipated issuance of senior notes in 2014 matured, and we paid cash of $36 million to settle the liabilities related to the swaps, as discussed further in Note 8 to the Consolidated Financial Statements. This cash payment was classified as a change in “Accounts payable and accrued liabilities” within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

•	Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was unfavorably impacted on a year-over-year basis by changes in our assets and liabilities accounts, particularly non-trade related items including payroll and incentive accruals. However, we did experience continued improvement in both trade accounts receivable and accounts payable. Although our working capital changes may vary from year-to-year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable changes, which are affected by both cost changes and timing of payments.

The most significant items affecting the comparisons of our operating cash flows in 2014 as compared to 2013 are summarized below:

•	Increase in earnings — Our income from operations, excluding depreciation and amortization, increased by $1.2 billion, on a year-over-year basis. Certain of the more significant drivers of our earnings improvement include:

•	Lower non-cash impairment charges of $652 million in 2014 as compared to 2013; and

•	The net gain on the sale of our Wheelabrator business of $519 million in 2014.

After considering these items, and certain other non-cash items included in our comparative results, our earnings drove an improvement in our cash flows from operating activities of approximately $100 million.

•	Increase in tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $242 million higher on a year-over-year basis due to (i) higher pre-tax earnings; (ii) approximately $210 million anticipated overpayment during 2014, when comparing our year-end tax provisions to payments made throughout the year and (iii) taxes associated with the divestiture of our Puerto Rico operations.

•	Forward-starting swaps — During 2014, the forward-starting interest rate swaps associated with the anticipated issuance of senior notes in 2014 matured, and we paid cash of $36 million to settle the liabilities related to the swaps. This cash payment has been classified as a change in “Accounts payable and accrued liabilities” within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows.

•	Changes in other operating assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was favorably impacted on a year-over-year basis by changes in our working capital accounts. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable, which are affected by both revenue changes and timing of payments received, and accounts payable changes, which are affected by both cost changes and timing of payments.

Net Cash Provided by (Used in) Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

•	Capital expenditures — We used $1,233 million during 2015 for capital expenditures, compared with $1,151 million in 2014 and $1,271 million in 2013. The increase in capital expenditures in 2015 is primarily attributable to new business opportunities, growth in our existing business and the timing of replacement of aging assets.

•	Proceeds from divestitures — Proceeds from divestitures and other assets (net of cash divested) were $145 million in 2015, $2,253 million in 2014 and $138 million in 2013. In 2015, $79 million of these divestitures were made as part of our continuous focus on improving or divesting certain non-strategic or underperforming operations, with the remaining amounts generally related to the sale of fixed assets. In 2014, our proceeds from divestitures were primarily related to the sale of our Wheelabrator business for $1.95 billion and, to a lesser extent, the sale of our Puerto Rico operations and certain landfill and collection operations in our Eastern Canada Area. In 2013, our proceeds from divestitures included approximately $41 million related to oil and gas producing properties and $14 million related to certain of our medical waste service operations and a transfer station in our Greater Mid-Atlantic Area. The remaining amount reported for 2013, generally relates to the sale of fixed assets.

•	Acquisitions — Our spending on acquisitions was $554 million in 2015 compared to $35 million in 2014 and $724 million in 2013. In 2015, $415 million of our spending on acquisitions was for the collection and disposal operations of Deffenbaugh. The remainder of our 2015 acquisition spending primarily related to our Solid Waste business. All of our 2014 acquisitions related to our Solid Waste business. In 2013, our acquisitions consisted primarily of the recycling operations of Greenstar, for which we paid $170 million, and substantially all of the assets of RCI, for which we paid $481 million. The remainder of our 2013 acquisitions related to our Solid Waste business and energy services operations. See Note 19 to the Consolidated Financial Statements for additional information related to our acquisitions. We continue to focus on accretive acquisitions and growth opportunities that will enhance and expand our existing service offerings.

•	Investments in unconsolidated entities — We made $20 million, $33 million and $33 million of cash investments in unconsolidated entities during 2015, 2014 and 2013, respectively. In 2015, our investments primarily consisted of additional capital contributions associated with our investment in a refined coal facility, which generates federal tax credits. In 2014 and 2013, our investments primarily related to additional capital contributions associated with our investment in a refined coal facility and waste diversion technology companies.

•	Net receipts from restricted funds — Net cash received from our restricted trust and escrow accounts contributed $51 million to our investing activities in 2015 compared with $19 million in 2014 and $71 million in 2013. In 2015, these activities were largely related to our replacement of funded trust and escrow accounts with alternative forms of financial assurance.

•	Other — Net cash provided by our other investing activities was $3 million during 2015. Net cash used by our other investing activities of $58 million and $81 million during 2014 and 2013, respectively, was primarily associated with the funding of notes receivable associated with Wheelabrator’s investments in the U.K., prior to the sale of our Wheelabrator business in December 2014.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•	Share repurchases — For the periods presented, all share repurchases have been made in accordance with financial plans approved by our Board of Directors.

We paid $600 million for share repurchases during both 2015 and 2014 and $239 million for share repurchases during 2013. See Note 15 to the Consolidated Financial Statements for additional information.

We announced in December 2015 that the Board of Directors refreshed its prior authorization of up to $1 billion in future share repurchases. Any future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

•	Dividend payments — For the periods presented, all dividends have been declared and paid in accordance with financial plans approved by our Board of Directors.

We paid an aggregate of $695 million in cash dividends during 2015, compared with $693 million in 2014, and $683 million in 2013. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.365 in 2013, to $0.375 in 2014, and to $0.385 in 2015 and has been offset, in part, by a reduction in our common stock outstanding as a result of our share repurchase programs.

In December 2015, we announced that our Board of Directors expects to increase the quarterly dividend from $0.385 to $0.41 per share for dividends declared in 2016. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

•	Proceeds from the exercise of common stock options — The exercise of common stock options generated $77 million of financing cash inflows during 2015 compared with $93 million during 2014 and $132 million during 2013. The year-over-year changes are generally due to the level of stock options exercised throughout the year, which is primarily driven by changes in the Company’s stock price and the number of exercisable options.

•	Debt borrowings (repayments) — Net debt repayments were $427 million in 2015 and $751 million in 2014 compared to net debt borrowings of $155 million in 2013. The following summarizes our cash borrowings and debt repayments made during each year (in millions):

	Years Ended December 31,
	2015	2014	2013
Borrowings:
U.S. revolving credit facility	$100	$2,225	$1,140
Canadian credit facility and term loan	11	88	1,007
Senior notes	1,781	347	—
Tax-exempt bonds	262	—	—
Other debt	183	157	85

	$2,337	$2,817	$2,232

Repayments:
U.S. revolving credit facility	$(80)	$(2,645)	$(1,120)
Canadian credit facility and term loan	(130)	(243)	(666)
Senior notes	(1,970)	(350)	—
Tax-exempt bonds	(341)	(123)	(162)
Capital leases and other debt	(243)	(207)	(129)

	$(2,764)	$(3,568)	$(2,077)

Net borrowings (repayments)	$(427)	$(751)	$155

For the year ended December 31, 2015, non-cash financing activities included $262 million of tax-exempt bond refundings and reissuances. For the year ended December 31, 2013, non-cash financing activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $99 million. During 2014, we did not have any significant non-cash financing activities.

Refer to Note 7 to the Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•	Premiums paid on early extinguishment of debt — Premiums paid on early extinguishment of debt of $555 million during the year ended December 31, 2015 are primarily related to (i) make-whole premiums paid on certain senior notes that the Company decided to redeem in advance of their scheduled maturities and (ii) premiums paid to tender certain high-coupon senior notes. See Note 7 to the Consolidated Financial Statements for further discussion of these transactions.

•	Acquisitions of and distributions paid to noncontrolling interests — The purchases of and distributions paid to our noncontrolling interests were $1 million, $125 million and $59 million in 2015, 2014 and 2013, respectively. The increase during 2014 compared to 2013 is primarily attributable to the purchase of the noncontrolling interests in the LLCs related to our waste-to-energy facilities in December 2014 for $91 million, in anticipation of our sale of our Wheelabrator business. The LLCs were then subsequently sold as part of the divestment. See Note 20 to the Consolidated Financial Statements for further discussion of these LLCs.

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Recorded Obligations:
Expected environmental liabilities:(a)
Final capping, closure and post-closure	$112	$139	$132	$106	$140	$2,105	$2,734
Environmental remediation	32	26	30	19	11	89	207

	144	165	162	125	151	2,194	2,941
Debt payments(b),(c),(d)	730	221	792	175	740	6,379	9,037
Unrecorded Obligations:(e)
Non-cancelable operating lease obligations	89	77	61	51	42	281	601
Estimated unconditional purchase obligations(f)	184	164	126	100	86	424	1,084

Anticipated liquidity impact as of December 31, 2015	$1,147	$627	$1,141	$451	$1,019	$9,278	$13,663

(a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs. The amounts included here reflect environmental liabilities recorded in our Consolidated Balance Sheet as of December 31, 2015 without the impact of discounting and inflation. Our recorded environmental liabilities for final capping, closure and post-closure will increase as we continue to place additional tons within the permitted airspace at our landfills.
(b)	The amounts reported here represent the scheduled principal payments related to our long-term debt, excluding related interest. Refer to Note 7 to the Consolidated Financial Statements for information regarding interest rates.
(c)	Our debt obligations as of December 31, 2015 include $316 million of tax-exempt bonds subject to repricing within the next 12 months, which is prior to their scheduled maturities. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowing for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2015, refer to Note 7 to the Consolidated Financial Statements.
(d)	Our recorded debt obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities. These amounts have been excluded here because they will not result in an impact to our liquidity in future periods.
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

Liquidity Impacts of Income Tax Items

Cash Taxes — Our tax payments in 2015, net of excess tax benefits associated with equity-based transactions, were $329 million lower than 2014, primarily due to (i) lower pre-tax earnings due to the loss on early extinguishment of debt and (ii) the tax implications and related impacts of divestitures and impairments.

Bonus Depreciation — The Protecting Americans from Tax Hikes Act of 2015 was signed into law on December 18, 2015 and included an extension for five years of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2016 were depreciated immediately. The acceleration of deductions on 2015 qualifying capital expenditures resulting from the bonus depreciation provisions had no impact on our effective income tax rate for 2015 although it will reduce our cash taxes by approximately $65 million. This reduction will be offset by increased cash taxes in subsequent periods when the deductions related to the capital expenditures would have otherwise been taken. Overall, the effect of all applicable years’ bonus depreciation programs resulted in increased cash taxes of approximately $25 million in 2015.

Uncertain Tax Positions — We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as a component of long-term “Other liabilities” in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we might make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. As of December 31, 2015, we anticipate that approximately $36 million of liabilities for unrecognized tax benefits, including accrued interest, and $5 million of related tax assets may be reversed within the next 12 months. The anticipated reversals primarily relate to the deductibility and exclusion from gross income of certain federal tax items and other miscellaneous state tax items, each of which is individually insignificant. The recognition of the unrecognized tax benefits is expected to result from the filing of our tax returns, audit settlements or the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 20 to the Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 11 to the Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2015, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Inflation

While inflationary increases in costs, including the cost of diesel fuel, have affected our income from operations margins in recent years, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, as of December 31, 2015, approximately 30% of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent counterparties that provide for payments based on a notional amount. As of December 31, 2015, all of our derivative transactions were related to actual or anticipated economic exposures. We are exposed to credit risk in the event of non-performance by our derivative counterparties. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities, although our interest costs can also be significantly affected by our ongoing financial assurance needs, which are discussed in the Financial Assurance and Insurance Obligations section of Item 1.

As of December 31, 2015, we had $9.0 billion of long-term debt when excluding the impacts of accounting for fair value adjustments attributable to interest rate derivatives, discounts and premiums. Approximately, $911 million of our debt is exposed to changes in market interest rates within the next 12 months. Our variable-rate debt obligations are (i) $491 million of tax-exempt bonds that are subject to repricing on either a daily or weekly basis through a remarketing process; (ii) $316 million of tax-exempt bonds with term interest rate periods that are subject to repricing within 12 months, which is prior to their scheduled maturities; (iii) $84 million of outstanding borrowings under our Canadian term loan and (iv) $20 million of borrowings outstanding under $2.25 billion revolving credit facility. We currently estimate that a 100 basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2016 interest expense by approximately $8 million. As of December 31, 2014, the effective interest rates of approximately $1.4 billion of our outstanding debt obligations were subject to change within 12 months.

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

We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments. This analysis is inherently limited because it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, one percentage point increase in interest rates across all maturities attributable to these instruments would have decreased the fair value of our debt by approximately $600 million at December 31, 2015.

We are also exposed to interest rate market risk because we have cash and cash equivalent balances as well as assets held in restricted trust funds and escrow accounts. These assets are generally invested in high quality, liquid instruments including money market funds that invest in U.S. government obligations with original maturities of three months or less. Because of the short terms to maturity of these investments, we believe that our exposure to changes in fair value due to interest rate fluctuations is insignificant.

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel; recyclable materials, including old corrugated cardboard, old newsprint and plastics; and electricity, which generally correlates with natural gas prices in many of the markets in which we operate. During the three years ended December 31, 2015, we generally have not entered into derivatives to hedge the risks associated with changes in the market prices of these commodities, with the exception of electricity commodity derivatives divested in conjunction with the sale of our Wheelabrator business in December 2014. Alternatively, we attempt to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues also increase or decrease.

Currency Rate Exposure — We have operations in Canada as well as a cost center in India and investments in Hong Kong. Where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations. During 2015, we did see a reduction in stockholders’ equity of $159 million due to the fluctuations in the Canadian dollar within accumulated other comprehensive income (loss). We hedge a portion of our foreign currency risk using currency derivatives to mitigate the impact of currency translation on cash flows of intercompany Canadian-currency denominated debt transactions. Our foreign currency derivatives have not materially affected our financial position or results of operations for the periods presented. In addition, while changes in foreign currency exchange rates could significantly affect the fair value of our foreign currency derivatives, we believe these changes in fair value would not have a material impact to the Company. The foreign currency exposure associated with these investments has not been material. Refer to Notes 8 and 14 to the Consolidated Financial Statements for additional information regarding our foreign currency derivatives and translation.

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

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Waste Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Waste Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Management, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2015, and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waste Management, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 18, 2016

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$39	$1,307
Accounts receivable, net of allowance for doubtful accounts of $25 and $30, respectively	1,549	1,587
Other receivables	545	350
Parts and supplies	92	106
Other assets	120	176

Total current assets	2,345	3,526
Property and equipment, net of accumulated depreciation and amortization of $16,420 and $15,968, respectively	10,665	10,657
Goodwill	5,984	5,740
Other intangible assets, net	477	440
Investments in unconsolidated entities	360	408
Other assets	588	526

Total assets	$20,419	$21,297

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$721	$740
Accrued liabilities	1,064	1,180
Deferred revenues	472	475
Current portion of long-term debt	253	1,090

Total current liabilities	2,510	3,485
Long-term debt, less current portion	8,728	8,345
Deferred income taxes	1,391	1,338
Landfill and environmental remediation liabilities	1,584	1,531
Other liabilities	839	709

Total liabilities	15,052	15,408

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,827	4,585
Retained earnings	6,939	6,888
Accumulated other comprehensive income (loss)	(127)	23
Treasury stock at cost, 183,105,326 and 171,745,077 shares, respectively	(6,300)	(5,636)

Total Waste Management, Inc. stockholders’ equity	5,345	5,866
Noncontrolling interests	22	23

Total equity	5,367	5,889

Total liabilities and equity	$20,419	$21,297

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Years Ended December 31,
	2015	2014	2013
Operating revenues:
Service revenues	$11,887	$12,646	$12,566
Tangible product revenues	1,074	1,350	1,417

Total operating revenues	12,961	13,996	13,983

Costs and expenses:
Operating costs:
Cost of services	7,281	7,856	7,880
Cost of tangible products	950	1,146	1,232

Total operating costs	8,231	9,002	9,112
Selling, general and administrative	1,343	1,481	1,468
Depreciation and amortization	1,245	1,292	1,333
Restructuring	15	82	18
Goodwill impairments	—	10	509
(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items	82	(170)	464

	10,916	11,697	12,904

Income from operations	2,045	2,299	1,079

Other income (expense):
Interest expense, net	(385)	(466)	(477)
Loss on early extinguishment of debt	(555)	—	—
Equity in net losses of unconsolidated entities	(38)	(53)	(34)
Other, net	(7)	(29)	(74)

	(985)	(548)	(585)

Income before income taxes	1,060	1,751	494
Provision for income taxes	308	413	364

Consolidated net income	752	1,338	130
Less: Net income (loss) attributable to noncontrolling interests	(1)	40	32

Net income attributable to Waste Management, Inc.	$753	$1,298	$98

Basic earnings per common share	$1.66	$2.80	$0.21

Diluted earnings per common share	$1.65	$2.79	$0.21

Cash dividends declared per common share	$1.54	$1.50	$1.46

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Years Ended December 31,
	2015	2014	2013
Consolidated net income	$752	$1,338	$130
Other comprehensive income (loss), net of taxes:
Derivative instruments, net	9	1	12
Available-for-sale securities, net	(2)	4	2
Foreign currency translation adjustments	(159)	(124)	(68)
Post-retirement benefit obligation, net	2	(12)	15

Other comprehensive income (loss), net of taxes	(150)	(131)	(39)

Comprehensive income	602	1,207	91
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	40	32

Comprehensive income attributable to Waste Management, Inc.	$603	$1,167	$59

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Consolidated net income	$752	$1,338	$130
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,245	1,292	1,333
Deferred income tax (benefit) provision	30	(118)	(149)
Interest accretion on landfill liabilities	89	88	87
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	1	14	(10)
Provision for bad debts	36	42	39
Equity-based compensation expense	72	65	58
Excess tax benefits associated with equity-based transactions	(15)	(5)	(10)
Net gain on disposal of assets	(18)	(35)	(21)
Effect of goodwill impairments	—	10	509
Effect of (income) expense from divestitures, asset impairments (other than goodwill) and unusual items and other	87	(137)	535
Equity in net losses of unconsolidated entities, net of dividends	42	42	34
Loss on early extinguishment of debt	555	—	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(178)	(268)	44
Other current assets	16	(19)	(7)
Other assets	(7)	22	4
Accounts payable and accrued liabilities	(112)	117	(27)
Deferred revenues and other liabilities	(97)	(117)	(94)

Net cash provided by operating activities	2,498	2,331	2,455

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(554)	(35)	(724)
Capital expenditures	(1,233)	(1,151)	(1,271)
Proceeds from divestitures of businesses and other assets (net of cash divested)	145	2,253	138
Net receipts from restricted trust and escrow accounts	51	19	71
Investments in unconsolidated entities	(20)	(33)	(33)
Other	3	(58)	(81)

Net cash provided by (used in) investing activities	(1,608)	995	(1,900)

Cash flows from financing activities:
New borrowings	2,337	2,817	2,232
Debt repayments	(2,764)	(3,568)	(2,077)
Premiums paid on early extinguishment of debt	(555)	—	—
Common stock repurchases	(600)	(600)	(239)
Cash dividends	(695)	(693)	(683)
Exercise of common stock options	77	93	132
Excess tax benefits associated with equity-based transactions	15	5	10
Acquisitions of and distributions paid to noncontrolling interests	(1)	(125)	(59)
Other	31	(1)	(3)

Net cash used in financing activities	(2,155)	(2,072)	(687)

Effect of exchange rate changes on cash and cash equivalents	(3)	(5)	(4)

Increase (decrease) in cash and cash equivalents	(1,268)	1,249	(136)
Cash and cash equivalents at beginning of year	1,307	58	194

Cash and cash equivalents at end of year	$39	$1,307	$58

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

		Waste Management, Inc. Stockholders’ Equity
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
	Total	Shares	Amounts				Shares	Amounts
Balance, December 31, 2012	$6,675	630,282	$6	$4,549	$6,879	$193	(166,062)	$(5,273)	$321
Consolidated net income	130	—	—	—	98	—	—	—	32
Other comprehensive income (loss), net of taxes	(39)	—	—	—	—	(39)	—	—	—
Cash dividends declared	(683)	—	—	—	(683)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	216	—	—	47	(5)	—	5,461	174	—
Common stock repurchases	(239)	—	—	—	—	—	(5,368)	(239)	—
Distributions paid to noncontrolling interests	(59)	—	—	—	—	—	—	—	(59)
Other	1	—	—	—	—	—	7	—	1

Balance, December 31, 2013	$6,002	630,282	$6	$4,596	$6,289	$154	(165,962)	$(5,338)	$295
Consolidated net income	1,338	—	—	—	1,298	—	—	—	40
Other comprehensive income (loss), net of taxes	(131)	—	—	—	—	(131)	—	—	—
Cash dividends declared	(693)	—	—	—	(693)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	195	—	—	79	(6)	—	3,779	122	—
Common stock repurchases	(600)	—	—	(180)	—	—	(9,569)	(420)	—
Distributions paid to noncontrolling interests	(34)	—	—	—	—	—	—	—	(34)
Acquisitions of noncontrolling interests and divestiture of Wheelabrator business	(188)	—	—	90	—	—	—	—	(278)
Other	—	—	—	—	—	—	7	—	—

Balance, December 31, 2014	$5,889	630,282	$6	$4,585	$6,888	$23	(171,745)	$(5,636)	$23
Consolidated net income	752	—	—	—	753	—	—	—	(1)
Other comprehensive income (loss), net of taxes	(150)	—	—	—	—	(150)	—	—	—
Cash dividends declared	(695)	—	—	—	(695)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	171	—	—	62	(7)	—	3,457	116	—
Common stock repurchases	(600)	—	—	180	—	—	(14,823)	(780)	—
Distributions paid to noncontrolling interests	(1)	—	—	—	—	—	—	—	(1)
Other	1	—	—	—	—	—	6	—	1

Balance, December 31, 2015	$5,367	630,282	$6	$4,827	$6,939	$(127)	(183,105)	$(6,300)	$22

See notes to Consolidated Financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015, 2014 and 2013

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

2. Accounting Changes and Reclassifications

Accounting Changes

Deferred Income Taxes — In November 2015, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with deferred income taxes. To simplify the presentation of deferred income taxes, the amended guidance requires that deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. This eliminates the guidance to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. The amendments to the authoritative guidance associated with deferred income taxes were effective for the Company on January 1, 2016; however, early adoption was permitted. The Company’s early adoption of this guidance in 2015 was applied retrospectively and did not have a material impact on our consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number of diverse customers we serve. At December 31, 2015 and 2014, no single customer represented greater than 5% of total accounts receivable.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other receivables at December 31, 2015 and 2014 include receivables related to tax payments in excess of the provision of $439 million and $255 million, respectively.

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

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2015, 2014 and 2013, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations at December 31, 2015 is approximately 6.25%. We expect to apply a credit-adjusted, risk-free discount rate of 4.50% to liabilities incurred in the first quarter of 2016.

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

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in “Operating” expenses within our Consolidated Statements of Operations.

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

We apply the following guidelines in determining a landfill’s remaining permitted and expansion airspace:

•	Remaining Permitted Airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is used to compare the existing landfill topography to the expected final landfill topography.

•	Expansion Airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year and the final expansion permit to be received within five years. Second, we must believe that obtaining the expansion permit is likely, considering the following criteria:

•	Personnel are actively working on the expansion of an existing landfill, including efforts to obtain land use and local, state or provincial approvals;

•	We have a legal right to use or obtain land to be included in the expansion plan;

•	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could negatively affect the success of such expansion; and

•	Financial analysis has been completed based on conceptual design, and the results demonstrate that the expansion meets Company criteria for investment.

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 21 landfill sites with expansions included at December 31, 2015, three landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. One landfill required approval by our Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining two landfills required approval because the permit application process did not meet the one- or five-year requirements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher than the $209 million recorded in the Consolidated Financial Statements as of December 31, 2015. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are fixed or reliably determinable, we inflate the cost in current dollars (by 2.5% at December 31, 2015 and 2014) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities and recovery assets during the reported periods (in millions) and the risk-free discount rate applied as of each reporting date:

	Years Ended December 31,
	2015	2014	2013
Charge (reduction) to Operating expenses	$(2)	$10	$(13)
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	2.25%	2.00%	3.00%

The portion of our recorded environmental remediation liabilities that were not subject to inflation or discounting, as the amounts and timing of payments are not fixed or reliably determinable, was $52 million at December 31, 2015 and $41 million at December 31, 2014. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have decreased by $3 million and $6 million at December 31, 2015 and 2014, respectively.

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

The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives
Vehicles — excluding rail haul cars	3 to 10
Vehicles — rail haul cars	10 to 20
Machinery and equipment — including containers	3 to 30
Buildings and improvements	5 to 40
Furniture, fixtures and office equipment	3 to 10

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

Operating Leases (excluding landfills discussed below) — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2015 are disclosed in Note 11.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Landfills — The assessment of impairment indicators and the recoverability of our capitalized costs associated with landfills and related expansion projects require significant judgment due to the unique nature of the waste industry, the highly regulated permitting process and the sensitive estimates involved. During the review of a landfill expansion application, a regulator may initially deny the expansion application although the expansion permit is ultimately granted. In addition, management may periodically divert waste from one landfill to another to conserve remaining permitted landfill airspace, or a landfill may be required to cease accepting waste, prior to receipt of the expansion permit. However, such events occur in the ordinary course of business in the waste industry and do not necessarily result in impairment of our landfill assets because, after consideration of all facts, such events may not affect our belief that we will ultimately obtain the expansion permit. As a result, our tests of recoverability, which generally make use of a probability-weighted cash flow estimation approach, may indicate that no impairment loss should be recorded. During the year ended December 31, 2013, we recognized $262 million of charges to impair certain of our landfills, primarily as a result of our consideration of management’s decision in the fourth quarter of 2013 not to actively pursue expansion and/or development of such landfills. These charges were primarily associated with two landfills in our Eastern Canada Area, which are no longer accepting waste. We had previously concluded that receipt of permits for these landfills was probable. However, in connection with our asset rationalization and capital allocation analysis, which was influenced, in part, by our acquisition of RCI Environnement, Inc. (“RCI”), we determined that the future costs to construct these landfills could be avoided as we are able to allocate disposal that would have gone to these landfills to other facilities and not materially impact operations. As a result of management’s decision, we determined that the carrying values of landfill assets were no longer able to be recovered by the undiscounted cash flows attributable to these assets. As such, we wrote their carrying values down to their estimated fair values using a market approach considering the highest and best use of the assets.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment, or two-step impairment test, to determine whether a goodwill impairment exists at the reporting unit. The first step in our quantitative assessment identifies potential impairments by comparing the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is typically estimated using a combination of the income approach and market approach or only an income approach when applicable. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported cash flows. We then apply that multiple to the reporting units’ cash flows to estimate their fair values. We believe that this approach is appropriate because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

During our annual 2013 impairment test of our goodwill balances we determined the fair value of our Wheelabrator business had declined and the associated goodwill was impaired. As a result, we recognized an impairment charge of $483 million, which had no related tax benefit. We estimated the implied fair value of our Wheelabrator reporting unit goodwill using a combination of income and market approaches. Because the annual impairment test indicated that Wheelabrator’s carrying value exceeded its estimated fair value, we performed the “step two” analysis. In the “step two” analysis, the fair values of all assets and liabilities were estimated, including tangible assets, power contracts, customer relationships and trade name for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of goodwill was then compared to the carrying amount of goodwill to determine the amount of the impairment. The factors contributing to the $483 million goodwill impairment charge principally related to the continued challenging business environment in areas of the country in which Wheelabrator operated, characterized by lower available disposal volumes (which impact disposal rates and overall disposal revenue, as well as the amount of electricity Wheelabrator was able to generate), lower electricity pricing due to the pricing pressure created by availability of natural gas and increased operating costs as Wheelabrator’s facilities aged. These factors caused us to lower prior assumptions for electricity and disposal revenue, and increase assumed operating costs. Additionally, the discount factor previously utilized in the income approach in 2013 increased mainly due to increases in interest rates. In 2013, we also incurred $10 million of charges to impair goodwill associated with our Puerto Rico operations. In 2014, we recognized $10 million of goodwill impairment charges associated with our recycling operations.

Refer to Note 13 for information related to impairments recognized during the reported periods.

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

Fair value is typically estimated using an income approach. The income approach is based on the long-term projected future cash flows. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the expected long-term performance considering the economic and market conditions that generally affect our business.

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

Restricted Trust and Escrow Accounts

Our restricted trust and escrow accounts consist principally of funds deposited for purposes of settling landfill final capping, closure, post-closure and environmental remediation obligations. At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying final capping, closure, post-closure and environmental remediation activities; (iv) acquisitions or divestitures of landfills and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts. As of December 31, 2015 and 2014, we had $105 million and $171 million, respectively, of restricted trust and escrow accounts, which are primarily included in “Other assets” in our Consolidated Balance Sheets. See Note 20 for additional discussion related to restricted trust and escrow accounts.

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

	2015	2014
Equity investments	$186	$228
Cost investments	174	180

Investments in unconsolidated entities	$360	$408

We monitor and assess the carrying value of our investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. Fair value is generally based

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative Financial Instruments

We primarily use derivative financial instruments to manage our risk associated with fluctuations in interest rates and foreign currency exchange rates. In prior years, we used interest rate swaps to maintain a strategic portion of our long-term debt obligations at variable, market-driven interest rates or in anticipation of planned senior note issuances to effectively lock in a fixed interest rate for those anticipated issuances. We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Waste Management Holdings, Inc., a wholly-owned subsidiary (“WM Holdings”), and its Canadian subsidiaries. Prior to the sale of our Wheelabrator business in December 2014, we used electricity commodity derivatives to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. The financial statement impacts of our derivatives are discussed in Notes 8 and 14.

We obtain current valuations of our foreign currency hedging instruments from third-party pricing models. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of derivatives is included in other current assets, other long-term assets, current accrued liabilities or other long-term liabilities, as appropriate. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset. There was no significant ineffectiveness in 2015, 2014 or 2013.

•	Foreign Currency Derivatives — Our foreign currency derivatives have been designated as cash flow hedges for accounting purposes, which results in the unrealized changes in the fair value of the derivative instruments being recorded in “Accumulated other comprehensive income” within the equity section of our Consolidated Balance Sheets. The associated balance in other comprehensive income is reclassified to earnings as the hedged cash flows affect earnings. In each of the periods presented, these derivatives have effectively mitigated the impacts of the hedged transactions, resulting in immaterial impacts to our results of operations for the periods presented.

•	Interest Rate Derivatives — Our previously outstanding interest rate swaps associated with outstanding fixed-rate senior notes had been designated as fair value hedges for accounting purposes. Accordingly, derivative assets were accounted for as an increase in the carrying value of our underlying debt obligations and derivative liabilities were accounted for as a decrease in the carrying value of our underlying debt instruments. These fair value adjustments are deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instruments. Treasury locks and forward-starting swaps executed in prior years were designated as cash flow hedges for accounting purposes. The fair value of these derivative instruments were recorded in “Accumulated other comprehensive income” within the equity section of our Consolidated Balance Sheets. The associated balance in other comprehensive income is reclassified to earnings as the hedged cash flows occur.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

Our revenues are generated from the fees we charge for waste collection, transfer, disposal and recycling and resource recovery services; from the sale of electricity and landfill gas, which are byproducts of our landfill operations; and from the sale of recyclable commodities, oil and gas and organic lawn and garden products. The fees charged for our services are generally defined in our service agreements and vary based on contract-specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rates. The fees we charge for our services generally include fuel surcharges, which are intended to pass through to customers increased direct and indirect costs incurred because of changes in market prices for fuel. We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, or recycling commodities are delivered.

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

Capitalized Interest

We capitalize interest on certain projects under development, including internal-use software and landfill expansion projects, and on certain assets under construction, including operating landfills and landfill gas-to-energy projects. During 2015, 2014 and 2013, total interest costs were $407 million, $487 million and $500 million, respectively, of which $16 million was capitalized in 2015, $16 million was capitalized in 2014 and $19 million was capitalized in 2013. In 2015, 2014 and 2013, interest was capitalized primarily for landfill construction costs.

Income Taxes

The Company is subject to income tax in the U.S. and Canada. Current tax obligations associated with our provision for income taxes are reflected in the accompanying Consolidated Balance Sheets as a component of “Accrued liabilities” and the deferred tax obligations are reflected in “Deferred income taxes.”

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

Should interest and penalties be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in our Consolidated Statements of Operations.

Contingent Liabilities

We estimate the amount of potential exposure we may have with respect to claims, assessments and litigation in accordance with U.S. Generally Accepted Accounting Principles. We are party to pending or threatened legal proceedings covering a wide range of matters in various jurisdictions. It is difficult to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such contingencies. See Note 11 for discussion of our commitments and contingencies.

Supplemental Cash Flow Information

	Years Ended December 31,
Cash paid during the year (in millions):	2015	2014	2013
Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$384	$461	$478
Income taxes	419	758	511

For the year ended December 31, 2015, non-cash investing and financing activities included $262 million of tax-exempt bond refundings and reissuances as discussed further in Note 7. For the year ended December 31, 2013, non-cash investing and financing activities included proceeds from tax-exempt borrowings, net of principal payments made directly from trust funds, of $99 million. During 2014 we did not have any significant non-cash investing and financing activities. Non-cash investing and financing activities are generally excluded from the Consolidated Statements of Cash Flows.

4. Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2015			December 31, 2014
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$112	$31	$143	$104	$43	$147
Long-term	1,406	178	1,584	1,339	192	1,531

	$1,518	$209	$1,727	$1,443	$235	$1,678

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the years ended December 31, 2014 and 2015 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2013	$1,421	$227
Obligations incurred and capitalized	54	—
Obligations settled	(69)	(21)
Interest accretion	88	5
Revisions in estimates and interest rate assumptions(a)(b)	(9)	25
Acquisitions, divestitures and other adjustments(c)	(42)	(1)

December 31, 2014	$1,443	$235
Obligations incurred and capitalized	61	—
Obligations settled	(71)	(30)
Interest accretion	89	3
Revisions in estimates and interest rate assumptions(a)(b)	(11)	5
Acquisitions, divestitures and other adjustments(c)	7	(4)

December 31, 2015	$1,518	$209

(a)	The amounts reported for our landfill liabilities include an increase of approximately $2 million for 2014 and a decrease of approximately $18 million for 2015, related to our year-end annual review of landfill final capping, closure and post-closure obligations.
(b)	The amount reported in 2014 for environmental remediation liabilities includes the impact of a decrease in the risk-free discount rate used to measure our liabilities from 3.0% at December 31, 2013 to 2.0% at December 31, 2014, resulting in an increase of $13 million to our environmental remediation liabilities and a corresponding increase to “Operating” expenses.

The amount reported in 2015 for our environmental remediation liabilities includes the impact of an increase in the risk-free discount rate used to measure our liabilities from 2.0% at December 31, 2014 to 2.25% at December 31, 2015, resulting in a decrease of $3 million to our environmental remediation liabilities and a corresponding decrease to “Operating” expenses.

(c)	The amounts reported for our 2014 landfill liabilities include reductions of approximately $25 million for divestitures, including the divestiture of our Wheelabrator business.

The amounts reported for our 2015 landfill liabilities include an increase of approximately $18 million associated with the acquisition of Deffenbaugh Disposal, Inc. (“Deffenbaugh”).

Our recorded liabilities as of December 31, 2015 include the impacts of inflating certain of these costs based on our expectations for the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities as measured in current dollars are $32 million in 2016, $26 million in 2017, $30 million in 2018, $19 million in 2019, $11 million in 2020 and $89 million thereafter.

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Notes 18 and 20 for additional information related to these trusts.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Property and Equipment

Property and equipment at December 31 consisted of the following (in millions):

	2015	2014
Land	$592	$611
Landfills	13,772	13,463
Vehicles	4,257	4,131
Machinery and equipment	2,499	2,470
Containers	2,426	2,377
Buildings and improvements	2,546	2,588
Furniture, fixtures and office equipment	993	985

	27,085	26,625
Less accumulated depreciation on tangible property and equipment	(8,495)	(8,278)
Less accumulated landfill airspace amortization	(7,925)	(7,690)

	$10,665	$10,657

Depreciation and amortization expense, including amortization expense for assets recorded as capital leases, was comprised of the following for the years ended December 31 (in millions):

	2015	2014	2013
Depreciation of tangible property and equipment	$760	$834	$853
Amortization of landfill airspace	409	380	400

Depreciation and amortization expense	$1,169	$1,214	$1,253

6. Goodwill and Other Intangible Assets

Goodwill was $5,984 million as of December 31, 2015 compared with $5,740 million as of December 31, 2014. The $244 million increase in goodwill during 2015 is primarily related to acquisitions, offset in part by the effect of foreign currency translation adjustments related to the goodwill associated with our Canadian operations. See Notes 19 and 21 for additional information.

As discussed more fully in Note 3, we perform our annual impairment test of our goodwill balances using a measurement date of October 1. We will also perform interim tests if an impairment indicator exists such that the fair value of a reporting unit could potentially be less than its carrying amount. We did not encounter any events or changes in circumstances that indicated that an impairment was more likely than not during interim periods in 2015, 2014 or 2013.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our other intangible assets as of December 31, 2015 and 2014 were comprised of the following (in millions):

	Customer and Supplier Relationships	Covenants Not-to- Compete	Licenses, Permits and Other	Total
December 31, 2015:
Intangible assets	$658	$51	$119	$828
Less accumulated amortization	(270)	(35)	(46)	(351)

	$388	$16	$73	$477

December 31, 2014:
Intangible assets	$576	$63	$116	$755
Less accumulated amortization	(231)	(44)	(40)	(315)

	$345	$19	$76	$440

Amortization expense for other intangible assets was $76 million for 2015, $78 million for 2014 and $80 million for 2013. At December 31, 2015, we had $18 million of licenses, permits and other intangible assets that are not subject to amortization, because they do not have stated expirations or have routine, administrative renewal processes. Additional information related to other intangible assets acquired through business combinations is included in Note 19. As of December 31, 2015, expected annual amortization expense related to other intangible assets is $76 million in 2016; $67 million in 2017; $61 million in 2018; $54 million in 2019 and $47 million in 2020.

7. Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31, 2015:

	2015	2014
U.S. revolving credit facility, maturing July 2020	$20	$—
Letter of credit facilities, maturing through December 2018	—	—
Canadian credit facility and term loan, maturing November 2017 (weighted average effective interest rate of 2.2% at December 31, 2015 and 2.6% at December 31, 2014)	84	232
Senior notes maturing through 2045, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 4.7% at December 31, 2015 and 5.7% at December 31, 2014)	6,082	6,273
Tax-exempt bonds maturing through 2045, fixed and variable interest rates ranging from 0.02% to 5.7% (weighted average interest rate of 1.9% at December 31, 2015 and 2.2% at December 31, 2014)	2,467	2,541
Capital leases and other, maturing through 2055, interest rates up to 12%	328	389

	$8,981	$9,435
Current portion of long-term debt	253	1,090

	$8,728	$8,345

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Classification

As of December 31, 2015, we had $732 million of debt maturing within the next 12 months, including (i) $500 million of 2.6% senior notes that mature in September 2016; (ii) $146 million of tax-exempt bonds and (iii) $20 million of borrowings outstanding under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”). In addition, $316 million of tax-exempt bonds have term interest rate periods subject to repricing within the next 12 months, which is prior to their scheduled maturities. We have classified the $20 million of borrowings outstanding under our $2.25 billion revolving credit facility as long-term because we intend and have the ability to refinance or maintain these borrowings on a long-term basis. Based on our intent and ability to refinance other portions of our current obligations on a long-term basis as of December 31, 2015, including through use of forecasted available capacity under our $2.25 billion revolving credit facility, we have classified an additional $775 million of debt as long-term. The remaining $253 million is classified as current obligations.

As of December 31, 2015, we also had $491 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on these bonds are reset on either a daily or weekly basis through a remarketing process. All recent remarketings have successfully placed Company bonds with investors at reasonable, market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to use availability under our $2.25 billion revolving credit facility to fund the debt obligations until they can be remarketed successfully. Accordingly, we classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2015.

Access to and Utilization of Credit Facilities

$2.25 Billion Revolving Credit Facility — In July 2015, we amended and restated our $2.25 billion revolving credit facility, extending the term through July 2020. This facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit. The rates we pay for outstanding loans are generally based on LIBOR plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR ranges from 0.805% to 1.30%. At December 31, 2015, we had $20 million of outstanding borrowings and $831 million of letters of credit issued and supported by the facility, leaving unused and available credit capacity of $1,399 million.

Letter of Credit Facilities — As of December 31, 2015, we had an aggregate committed capacity of $150 million under letter of credit facilities with terms extending through December 2018. This letter of credit capacity was fully utilized as of December 31, 2015. The financial assurance needs of our business are extensive so we supplement the letter of credit capacity we have through these committed facilities with stand-alone letters of credit with various banking partners.

Canadian Credit Facility and Term Loan — Waste Management of Canada Corporation and WM Quebec Inc., wholly-owned subsidiaries of WM, are borrowers under a Canadian credit agreement that provides C$150 million of revolving credit capacity and initially provided C$500 million of term credit. The credit agreement matures in November 2017. WM and WM Holdings guarantee all subsidiary obligations outstanding under the credit agreement. The rates we pay for outstanding loans under the Canadian credit agreement are generally based on the applicable Canadian Dealer Offered Rate (CDOR) plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above CDOR ranges from 1.125% to 2.15%.

We have the ability to issue up to C$50 million of letters of credit under the Canadian revolving credit facility, which if utilized, reduces the amount of credit capacity available for borrowings. As of December 31, 2015 and 2014, we had no borrowings and no letters of credit outstanding under the facility.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The C$500 million of term credit was established specifically to fund the acquisition of substantially all of the assets of RCI and was fully drawn in July 2013. The term loan is a non-revolving loan and principal amounts repaid may not be re-borrowed. Through December 31, 2015, we had repaid C$383 million of the term loan with available cash, reducing the outstanding balance to C$117 million, or $84 million. For additional information related to borrowings and principal repayments under the term loan, see below.

Debt Borrowings and Repayments

Canadian Credit Facility — We borrowed and repaid C$15 million, or $11 million, under the Canadian credit facility during the year ended December 31, 2015.

Canadian Term Loan — We repaid C$153 million, or $119 million, of the advances under our Canadian term loan during the year ended December 31, 2015 with available cash. The remaining decline in the carrying value of borrowings outstanding under our Canadian term loan is due to foreign currency translation.

Senior Notes — During 2015, we refinanced a significant portion of our high-coupon senior notes. Details related to each component of the refinancing follow:

Make-Whole Redemption — In January 2015, we repaid $947 million of WM senior notes, which comprised all of the outstanding senior notes maturing in 2015, 2017 and 2019. The repayment of these debt balances was achieved by exercising the optional redemption provisions of the notes, which required that we pay the outstanding principal plus a make-whole premium. The “Loss on early extinguishment of debt” reflected in our Consolidated Statement of Operations for the year ended December 31, 2015 includes $122 million of charges related to these redemptions.

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

The “Loss on early extinguishment of debt” reflected in our Consolidated Statement of Operations for the year ended December 31, 2015 includes $430 million of charges related to these tender offers.

New Issuance – In February 2015, WM issued $1.8 billion of new senior notes consisting of:

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also affecting the change in the carrying value of our senior notes from December 31, 2014 to December 31, 2015 were decreases due to the amortization and write-off associated with fair value hedge accounting for previously terminated interest rate swap contracts, as discussed in Note 8, offset primarily by underwriting discounts related to the issuance of new senior notes in February 2015.

Tax-Exempt Bonds — During the year ended December 31, 2015, we repaid $79 million of our tax-exempt bonds with available cash. Additionally, we elected to refund and reissue $262 million of tax-exempt bonds and finance the related debt issuance costs and premiums totaling $5 million. The “Loss on early extinguishment of debt” reflected in our Consolidated Statement of Operations for the year ended December 31, 2015 includes $3 million of charges related to these refundings.

Capital Leases and Other — The decrease in our capital leases and other debt obligations is primarily related to the net repayment of various borrowings at their scheduled maturities, including a $20 million guaranteed payment related to the acquisition of Greenstar, LLC (“Greenstar”), which is discussed further in Note 19.

Scheduled Debt Payments — Principal payments of our debt and capital leases for the next five years, based on scheduled maturities are as follows: $730 million in 2016, $221 million in 2017, $792 million in 2018, $175 million in 2019, and $740 million in 2020. Our recorded debt and capital lease obligations include non-cash adjustments associated with discounts, premiums and fair value adjustments for interest rate hedging activities, which have been excluded from these amounts because they will not result in cash payments.

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

Debt Covenants

Our $2.25 billion revolving credit facility, our Canadian credit agreement and certain other financing agreements contain financial covenants. The following table summarizes the most restrictive requirements of these financial covenants (all terms used to measure these ratios are defined by the facilities):

Interest coverage ratio	> 2.75 to 1
Total debt to EBITDA	< 3.50 to 1

Our credit facilities and senior notes also contain certain restrictions intended to monitor our level of subsidiary indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2015 and 2014, we were in compliance with the covenants and restrictions under all of our debt agreements that may have a material effect on our Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Derivative Instruments and Hedging Activities

Cash Flow Hedges

Foreign Currency Derivatives

We use foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between WM Holdings and its Canadian subsidiaries. As of December 31, 2015 and 2014, we had foreign exchange cross currency swaps outstanding for all of the anticipated cash flows associated with intercompany loans from WM Holdings to its wholly-owned Canadian subsidiaries. Our Consolidated Balance Sheets include $15 million of current other assets at December 31, 2015 and $63 million and $28 million of long-term other assets at December 31, 2015 and 2014, respectively, related to foreign currency derivatives. We designated these cross currency swaps as cash flow hedges. The hedged cash flows as of December 31, 2015 and 2014 included C$370 million of total notional value. The scheduled principal payments of the loan and the related swaps are as follows: C$70 million due in October 2016, C$150 million due in October 2017 and C$150 million due in October 2018.

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

Forward-Starting Interest Rate Swaps

During the first quarter of 2014, forward-starting interest rate swaps with a notional value of $175 million matured and we paid cash of $36 million to settle the associated liabilities. These swaps were designated as cash flow hedges and had been executed in prior years to hedge the risk of changes in semi-annual interest payments due to fluctuations in the forward ten-year LIBOR swap rate for a debt issuance initially forecasted for March 2014, but which occurred in May 2014. Accordingly, the loss associated with the matured forward-starting swaps was deferred as a component of “Accumulated other comprehensive income” and is being amortized to interest expense over the term of the May 2014 debt issuance. Ineffectiveness associated with the change in timing of the debt issuance was not material.

At December 31, 2015 and 2014, our “Accumulated other comprehensive income” included $43 million and $50 million, respectively, of after-tax deferred losses related to all previously terminated swaps, which are being amortized as an increase to interest expense over the ten-year term of the related senior note issuances using the effective interest method. As of December 31, 2015, $11 million of the deferred losses for these previously terminated swaps (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

As discussed in Note 7, during 2015, the Company elected to redeem or tender certain senior notes. As a result, $3 million of deferred losses for previously terminated swaps were recorded as interest expense in the Consolidated Statement of Operations.

There was no significant ineffectiveness associated with our cash flow hedges during the years ended December 31, 2015, 2014 or 2013. Refer to Note 14 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

Interest Rate Swaps

We did not have any interest rate swaps outstanding during the reported periods. However, in prior years, we entered into interest rate swaps to maintain a portion of our debt obligations at variable market interest rates and designated these interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $23 million as of December 31, 2015 and $45 million as of December 31, 2014. The significant decrease in the fair value adjustment during the year ended December 31, 2015 is primarily due to accounting for the impact of our senior note redemption discussed in Note 7. During the year ended December 31, 2015, the redemption and tender of certain senior notes prior to their scheduled maturity dates resulted in the write-off of related fair value adjustments for terminated interest rate swaps as a $14 million credit to the “Loss on early extinguishment of debt” within our Consolidated Statement of Operations. The remaining fair value adjustments to long-term debt are being amortized as a reduction to interest expense using the effective interest method over the remaining term of the related senior notes, which extend through 2028. We recognized benefits to interest expense associated with the amortization of our terminated interest rate swaps of $8 million, $14 million and $20 million for the years ended December 31, 2015, 2014 and 2013, respectively.

9. Income Taxes

Provision for Income Taxes

Our “Provision for income taxes” consisted of the following (in millions):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$192	$414	$389
State	50	61	79
Foreign	36	56	45

	278	531	513

Deferred:
Federal	43	(89)	(82)
State	(17)	(33)	(14)
Foreign	4	4	(53)

	30	(118)	(149)

Provision for income taxes	$308	$413	$364

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:

	Years Ended December 31,
	2015	2014	2013
Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
Federal tax credits	(5.49)	(3.21)	(11.74)
Taxing authority audit settlements and other tax adjustments	(2.67)	(1.59)	(3.56)
Noncontrolling interests	0.04	(0.81)	(2.28)
State and local income taxes, net of federal income tax benefit	3.20	1.77	9.81
Tax rate differential on foreign income	(0.99)	(0.46)	1.63
Tax impact of impairments	0.23	0.46	41.95
Tax impact of divestitures	(0.34)	(7.89)	—
Other	0.13	0.34	2.94

Provision for income taxes	29.11%	23.61%	73.75%

The comparability of our provision for income taxes for the reported periods has been primarily affected by (i) variations in our income before income taxes; (ii) federal tax credits; (iii) adjustments to our accruals and related deferred taxes; (iv) the realization of state net operating losses and credits; (v) tax audit settlements and (vi) the tax implications of divestitures and impairments.

For financial reporting purposes, income (loss) before income taxes by source was as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Domestic	$922	$1,601	$548
Foreign	138	150	(54)

Income before income taxes	$1,060	$1,751	$494

Investment in Refined Coal Facility — In 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility in North Dakota. The facility’s refinement processes qualify for federal tax credits that are expected to be realized through 2019 in accordance with Section 45 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Consolidated Statement of Operations. We recognized $7 million, $7 million and $8 million of net losses resulting from our share of the entity’s operating losses during the years ended December 31, 2015, 2014 and 2013, respectively. Our tax provision was reduced by $23 million, $21 million and $20 million for the years ended December 31, 2015, 2014 and 2013, respectively, primarily as a result of federal tax credits realized from this investment. See Note 20 for additional information related to this investment.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Consolidated Statement of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the years ended December 31, 2015, 2014 and 2013, we recognized $23 million, $25 million and $25 million, respectively, of net losses relating to our equity investment in this entity, $4 million, $5 million and $6 million, respectively, of interest expense, and a reduction in our tax provision of $34 million (including $23 million of federal tax credits), $37 million (including $25 million of federal tax credits) and $38 million (including $26 million of federal tax credits), respectively. See Note 20 for additional information related to this investment.

Other Federal Tax Credits — During 2015, 2014 and 2013, we recognized federal tax credits in addition to the tax credits realized from our investments in the refined coal facility and low-income housing properties, resulting in a reduction to our provision for income taxes of $15 million, $13 million and $13 million, respectively.

Adjustments to Accruals and Related Deferred Taxes — Adjustments to our accruals and related deferred taxes due to the filing of our income tax returns and changes in state law resulted in a reduction of $18 million, a reduction of $24 million and an increase of $4 million to our provision for income taxes for the years ended December 31, 2015, 2014 and 2013, respectively.

State Net Operating Losses and Credits — During 2015, 2014 and 2013, we recognized state net operating losses and credits resulting in a reduction to our provision for income taxes of $17 million, $16 million and $16 million, respectively.

Tax Audit Settlements — We file income tax returns in the United States and Canada as well as various state and local jurisdictions. We are currently under audit by the IRS, Canada Revenue Agency and various state and local taxing authorities. Our audits are in various stages of completion.

During 2015, 2014 and 2013 we settled various tax audits. The settlement of these tax audits resulted in a reduction to our provision for income taxes of $10 million, $12 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively.

We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are currently in the examination phase of IRS audits for the tax years 2014, 2015 and 2016 and expect these audits to be completed within the next three, 15 and 27 months, respectively. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2009, with the exception of affirmative claims in a limited number of jurisdictions that date back to 2000. We are also under audit in Canada for the tax years 2012 and 2013. We acquired Deffenbaugh, which is subject to potential IRS examination for the years 2012 through the date of acquisition in 2015.

Tax Implications of Divestitures — During 2014, the Company recorded a net gain of $515 million primarily related to the divestiture of our Wheelabrator business, our Puerto Rico operations and certain landfill and collection operations in our Eastern Canada Area. Had this net gain been fully taxable, our provision for income taxes would have increased by $138 million. During 2015, the Company recorded an additional $10 million net gain primarily related to post-closing adjustments on the Wheelabrator divestiture. Had this gain been fully taxable, our provision for income taxes would have increased by $4 million. See Note 19 for more information related to divestitures.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Implications of Impairments — A portion of the impairment charges recognized are not deductible for tax purposes. Had the charges been fully deductible, our provision for income taxes would have been reduced by $2 million, $8 million and $235 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 13 for more information related to asset impairments and unusual items.

Unremitted Earnings in Foreign Subsidiaries — At December 31, 2015, remaining unremitted earnings in foreign operations were approximately $825 million, which are considered permanently invested and, therefore, no provision for U.S. income taxes were accrued for these unremitted earnings. Determination of the unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.

Deferred Tax Assets (Liabilities)

The components of net deferred tax assets (liabilities) are as follows (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$280	$297
Landfill and environmental remediation liabilities	120	53
Miscellaneous and other reserves, net	373	380

Subtotal	773	730
Valuation allowance	(273)	(300)
Deferred tax liabilities:
Property and equipment	(709)	(673)
Goodwill and other intangibles	(1,182)	(1,095)

Net deferred tax liabilities	$(1,391)	$(1,338)

The valuation allowance decreased by $27 million in 2015 primarily due to changes in our capital loss and state NOL carry-forwards, as well as the tax impacts of impairments.

At December 31, 2015, we had $47 million of federal NOL carry-forwards and $1.8 billion of state NOL carry-forwards. The federal and state NOL carry-forwards have expiration dates through the year 2035. We also have $423 million of federal capital loss carry-forwards which expire in 2019. In addition, we have $32 million of state tax credit carry-forwards at December 31, 2015.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest is as follows (in millions):

	2015	2014	2013
Balance at January 1	$42	$49	$54
Additions based on tax positions related to the current year	18	9	6
Additions based on tax positions of prior years	21	2	—
Accrued interest	2	1	2
Reductions for tax positions of prior years	(1)	—	(7)
Settlements	(3)	(11)	(1)
Lapse of statute of limitations	(8)	(8)	(5)

Balance at December 31	$71	$42	$49

These liabilities are included as a component of long-term “Other liabilities” in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2015, $57 million of net unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

We recognize interest expense related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2015, 2014 and 2013, we recognized $2 million, $1 million and $2 million, respectively, of such interest expense as a component of our provisions for income taxes. We had $3 million of accrued interest expense in our Consolidated Balance Sheets as of both December 31, 2015 and 2014. We did not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013.

We are not able to reasonably estimate when we might make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. As of December 31, 2015 we anticipate that approximately $36 million of liabilities for unrecognized tax benefits, including accrued interest, and $5 million of related tax assets may be reversed within the next 12 months. The anticipated reversals primarily relate to the deductibility and exclusion from gross income of certain federal tax items and other miscellaneous state tax items, each of which is individually insignificant. The recognition of the unrecognized tax benefits is expected to result from the filing of our tax returns, audit settlements or the expiration of the applicable statute of limitations period.

Bonus Depreciation

The Protecting Americans from Tax Hikes Act of 2015 was signed into law on December 18, 2015 and included an extension for five years of the bonus depreciation allowance. As a result, 50% of qualifying capital expenditures on property placed in service before January 1, 2016 were depreciated immediately. The acceleration of deductions on 2015 qualifying capital expenditures resulting from the bonus depreciation provisions had no impact on our effective income tax rate for 2015 although it will reduce our cash taxes. This reduction will be offset by increased cash taxes in subsequent periods when the deductions related to the capital expenditures would have otherwise been taken.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Employee Benefit Plans

Defined Contribution Plans — Waste Management sponsors a 401(k) retirement savings plan that covers employees, except those working subject to collective bargaining agreements that do not allow for coverage under that plan. United States employees who are not subject to such collective bargaining agreements are generally eligible to participate in the plan following a 90-day waiting period after hire and may contribute as much as 25% of their annual compensation, subject to annual contribution limitations established by the IRS. Under the retirement savings plan, we match non-union employee contributions, in cash, 100% of employee contributions on the first 3% of their eligible compensation and 50% of employee contributions on the next 3% of their eligible compensation, resulting in a maximum match of 4.5% of eligible compensation. Both employee and Company contributions vest immediately. Certain United States employees who are subject to collective bargaining agreements may participate in the 401(k) retirement savings plan under terms specified in their collective bargaining agreement. Certain employees outside the United States, including those in Canada, participate in defined contribution plans maintained by the Company in compliance with laws of the appropriate jurisdiction. Charges to “Operating” and “Selling, general and administrative” expenses for our defined contribution plans were $61 million, $63 million and $63 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Defined Benefit Plans (other than multiemployer defined benefit plans discussed below) — Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans were $56 million as of December 31, 2015 and are included as components of “Accrued liabilities” and long-term “Other liabilities” in our Consolidated Balance Sheet.

Waste Management Holdings, Inc. sponsors a defined benefit plan for certain employees who are subject to collective bargaining agreements that provide for participation in that plan. Further, qualifying Canadian employees participate in defined benefit plans sponsored by certain of our Canadian subsidiaries. As of December 31, 2015, the combined benefit obligation of these pension plans was $116 million, and the plans had $88 million of plan assets, resulting in an unfunded benefit obligation for these plans of $28 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible retirees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retirees as of December 31, 1998. The unfunded benefit obligation for these plans was $28 million at December 31, 2015.

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

	EIN/Pension Plan Number	Pension Protection Act Reported Status(a)		FIP/RP Status(b),(c)	Company Contributions(d)			Expiration Date of Collective Bargaining Agreement(s)
Pension Fund		2015	2014		2015	2014	2013
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical	Critical	Implemented	$1	$1	$1	Various dates through 6/30/2018

Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	EIN: 36-6513567; Plan Number: 001	Endangered as of 9/30/2014	Endangered as of 9/30/2013	Implemented	7	6	6	9/30/2018

Suburban Teamsters of Northern Illinois Pension Plan	EIN: 36-6155778; Plan Number: 001	Critical	Critical	Implemented	2	3	2	Various dates through 9/30/2017

Teamsters Local 301 Pension Plan	EIN: 36-6492992; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	1	1	1	9/30/2018

Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	24	24	22	Various dates through 12/31/2019

Western Pennsylvania Teamsters	EIN: 25-6029946;	Critical	Critical	Implemented	1	1	1	12/31/2016
and Employers Pension Plan	Plan Number: 001

					$36	$36	$33

Contributions to other multiemployer pension plans					7	8	7

Total contributions to multiemployer pension plans(e)					$43	$44	$40

(a)	Unless otherwise noted in the table, the most recent Pension Protection Act zone status available in 2015 and 2014 is for the plan’s year-end at December 31, 2014 and 2013, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally less than 80% funded.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented.
(c)	A multiemployer defined benefit pension plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.
(d)	The Company was listed in the Form 5500 of the multiemployer plans considered to be individually significant as providing more than 5% of the total contributions for each of the following plans and plan years:

Year Contributions to Plan Exceeded 5% of Total Contributions (as of Plan’s Year End)
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	9/30/2014 and 9/30/2013
Suburban Teamsters of Northern Illinois Pension Plan	12/31/2014 and 12/31/2013
Teamsters Local 301 Pension Plan	12/31/2014 and 12/31/2013

(e)	Total contributions to multiemployer pension plans excludes contributions related to withdrawal liabilities discussed below.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the date the financial statements were issued, Forms 5500 were not available for the plan years ended in 2015.

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

In connection with our ongoing renegotiations of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. Further, business events, such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations, which result in the decline of Company contributions to a multiemployer pension plan could trigger a partial or complete withdrawal. In the event of a withdrawal, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. In 2015, 2014 and 2013, we recognized aggregate charges of $51 million, $4 million and $5 million, respectively, to “Operating” expenses for the withdrawal of certain bargaining units from multiemployer pension plans. Refer to Note 11 for additional information related to our obligations to multiemployer plans for which we have withdrawn or partially withdrawn.

Multiemployer Plan Benefits Other Than Pensions — During the years ended December 31, 2015, 2014 and 2013 the Company made contributions of $33 million, $34 million and $34 million, respectively, to multiemployer health and welfare plans that also provide other postretirement employee benefits. Funding of benefit payments for plan participants are made at rates as negotiated in the respective collective bargaining agreements as costs are incurred.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from our assumptions used. As of December 31, 2015, our commercial General Liability Insurance Policy carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2015, our auto liability insurance program included a per-incident base deductible of $5 million, subject to additional deductibles of $4.8 million in the $5 million to $10 million layer. The changes to our net insurance liabilities for the three years ended December 31, 2015 are summarized below (in millions):

	Gross Claims Liability	Receivables Associated with Insured Claims(a)	Net Claims Liability
Balance, December 31, 2012	$569	$(202)	$367
Self-insurance expense (benefit)	177	(5)	172
Cash (paid) received	(156)	10	(146)

Balance, December 31, 2013	590	(197)	393
Self-insurance expense (benefit)	168	(9)	159
Cash (paid) received	(161)	23	(138)

Balance, December 31, 2014	597	(183)	414
Self-insurance expense (benefit)	202	(39)	163
Cash (paid) received	(156)	4	(152)

Balance, December 31, 2015(b)	$643	$(218)	$425

Current portion at December 31, 2015	$141	$(20)	$121
Long-term portion at December 31, 2015	$502	$(198)	$304

(a)	Amounts reported as receivables associated with insured claims are related to both paid and unpaid claims liabilities.
(b)	We currently expect substantially all of our net claims liability to be settled in cash over the next five years.

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

Operating Leases — Rental expense for leased properties was $140 million during 2015, $159 million during 2014 and $170 million during 2013. Minimum contractual payments due for our operating lease obligations are $89 million in 2016, $77 million in 2017, $61 million in 2018, $51 million in 2019, $42 million in 2020 and $281 million thereafter. Our minimum contractual payments for lease agreements during future periods is less than current year rent expense due to short-term leases.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments

•	Disposal — We have several agreements expiring at various dates through 2052 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities. Additionally, following the sale of our Wheelabrator business, we entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments with certain market price resets through 2021. We generally fulfill our minimum contractual obligations by disposing of volumes collected in the ordinary course of business at these disposal facilities.

•	Waste Paper — We are party to waste paper purchase agreements expiring at various dates through 2018 that require us to purchase a minimum number of tons of waste paper. The cost per ton we pay is based on market prices.

•	Royalties — We have various arrangements that require us to make royalty payments to third parties including prior land owners, lessors or host communities where our operations are located. Our obligations generally are based on per ton rates for waste actually received at our transfer stations or landfills. Royalty agreements that are non-cancelable and require fixed or minimum payments are included in our “Capital leases and other” debt obligations in our Consolidated Balance Sheet as disclosed in Note 7.

Our unconditional purchase obligations are generally established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. We may also establish unconditional purchase obligations in conjunction with acquisitions or divestitures. Our actual future minimum obligations under these outstanding purchase agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2015. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services. As of December 31, 2015, our estimated minimum obligations for the above-described purchase obligations, which are not recognized in our Consolidated Balance Sheet, were $184 million in 2016, $164 million in 2017, $126 million in 2018, $100 million in 2019, $86 million in 2020 and $424 million thereafter. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of December 31, 2015, WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness, including its senior notes, $2.25 billion revolving credit agreement and certain letter of credit facilities, which mature through 2045. WM has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 23 for further information.

•	WM and WM Holdings have guaranteed subsidiary debt obligations, including the Canadian credit facility and term loan, tax-exempt bonds, capital leases and other indebtedness. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WM or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these guarantees because the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 7 for information related to the balances and maturities of these debt obligations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Before the divestiture of our Wheelabrator business, WM had guaranteed certain operational and financial performance obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. Wheelabrator is working with the various third-party beneficiaries to release WM from these guarantees, but until they are successful, WM has agreed to retain the guarantees and, in exchange, receive a credit support fee. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements, and as of December 31, 2015, WM’s maximum future payments associated with those guarantees are $106 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. We have recorded the fair value of the financial and performance guarantees, some of which could extend through 2038 if not sooner terminated, in our December 31, 2015 Consolidated Balance Sheet. The estimated fair value of WM’s potential obligation associated with guarantees of Wheelabrator obligations (net of the credit support fee) at December 31, 2015 and 2014 was $13 million and $18 million, respectively. We currently do not expect the financial impact of such performance and financial guarantees to materially exceed the recorded fair value.

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded on our Consolidated Balance Sheets. As of December 31, 2015, our maximum future payments associated with these guarantees are approximately $7 million. Any requirement to act under these guarantees would not materially impact our financial position, results of operations or cash flows.

•	Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2015, we have agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 21 of our landfills. We do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

•	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

•	WM and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or capital leases, as appropriate.

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

As of December 31, 2015, we had been notified by the government that we are a PRP in connection with 76 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 76 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On December 18, 2015, the Pennsylvania Department of Environmental Protection (“DEP”) and Waste Management of Pennsylvania, Inc. agreed in principal to a consent assessment of civil penalty of $190,000 relating to alleged odors from the Tullytown Resource Recovery Facility occurring between June 1, 2015 and December 31, 2015. We expect the consent assessment of civil penalty to be finalized and the payment to be made in the first quarter of 2016.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation — On March 26, 2015, the Company acquired Deffenbaugh. In May 2012 and December 2013, Deffenbaugh was named as a defendant in purported class actions filed in the United States District Court for the District of Kansas. These cases pertained to fuel, environmental and base rate charges included on invoices, generally alleging that such charges were not properly disclosed, were unfair or were contrary to the customer service contracts. We have agreed on settlement terms for both cases. We submitted a request for preliminary court approval during the fourth quarter of 2015 and are awaiting action on our request. The anticipated settlements will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

WM’s charter and bylaws provide that WM shall indemnify against all liabilities and expenses, and upon request shall advance expenses to any person, who is subject to a pending or threatened proceeding because such person is or was a director or officer of the Company. Such indemnification is required to the maximum extent permitted under Delaware law. Accordingly, the director or officer must execute an undertaking to reimburse the Company for any fees advanced if it is later determined that the director or officer was not entitled to have such fees advanced under Delaware law. Additionally, the Company has direct contractual obligations to provide indemnification to each of the members of WM’s Board of Directors and each of our executive officers and senior vice presidents. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with actions or proceedings that may be brought against its former or current officers, directors and employees.

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

One of the most significant multiemployer pension plans in which we have participated is the Central States, Southeast and Southwest Areas Pension Plan (“Central States Pension Plan”). In 2008, we reached agreement with all of the unions involved to cease participation in the Central States Pension Plan. Since that time, litigation with the Central States Pension Plan had been pending over several matters, including the effective date that our contribution obligations ceased. In the third quarter of 2015, we settled and paid all amounts due for all pending litigation with the trustees for the Central States Pension Plan regarding liability for contributions to the plan and withdrawal liability resulting from the cessation of contributions. Similarly, in the fourth quarter of 2015, we settled and paid all amounts due for outstanding issues regarding plan contributions and withdrawal liability with the Teamsters Employers Local 945 Pension Fund.

In 2015, we recognized a $51 million charge to “Operating” expenses associated with withdrawal from certain underfunded multiemployer pension plans, nearly all of which was associated with the Central States Pension Plan and the Teamsters Employers Local 945 Pension Fund withdrawals discussed above. We do not believe any additional liability above the charges we have already recognized for previous withdrawals could be material to the Company’s business, financial condition, liquidity, results of operations or cash flows. Similarly, we also do not believe that any future withdrawals, individually or in the aggregate, from the multiemployer pension plans to which we contribute, could have a material adverse effect on our business, financial condition or liquidity. However, such withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn in any future period and the financial condition of the multiemployer pension plan(s) at the time of such withdrawal(s).

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows. See Note 9 for additional discussion regarding tax matters.

12. Restructuring

The following table summarizes pre-tax restructuring charges, including employee severance and benefit costs and other charges, for the years ended December 31 for the respective periods (in millions):

	2015	2014	2013
Solid Waste	$14	$10	$7
Wheelabrator	—	1	1
Corporate and Other	1	71	10

	$15	$82	$18

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2015, we recognized $15 million of pre-tax restructuring charges, of which $10 million was related to employee severance and benefit costs, including costs associated with the loss of a municipal contract in our Eastern Canada Area and our acquisition of Deffenbaugh. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

In August 2014, we announced a consolidation and realignment of several Corporate functions to better support achievement of the Company’s strategic goals, including cost reduction. Voluntary separation arrangements were offered to all salaried employees within these organizations. Approximately 650 employees separated from our Corporate and recycling organizations in connection with this restructuring. During the year ended December 31, 2014, we recognized a total of $82 million of pre-tax restructuring charges, of which $70 million was related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

During the year ended December 31, 2013, we recognized a total of $18 million of pre-tax restructuring charges, of which $7 million was related to employee severance and benefit costs, including costs associated with our acquisitions of Greenstar and RCI and our prior restructurings. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

As of December 31, 2015, substantially all of the accrued employee severance and benefits related to our restructuring efforts was paid.

13. Asset Impairments and Unusual Items

Goodwill impairments

During the year ended December 31, 2014, we recognized $10 million of goodwill impairment charges associated with our recycling operations. During the year ended December 31, 2013, we recognized $509 million of goodwill impairment charges, primarily related to (i) $483 million associated with our Wheelabrator business; (ii) $10 million associated with our Puerto Rico operations and (iii) $9 million associated with a majority-owned waste diversion technology company. See Note 3 for additional information related to these impairment charges as well as the accounting policy and analysis involved in identifying and calculating impairments.

(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items

The following table summarizes the major components of “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” for the years ended December 31 for the respective periods (in millions):

	2015	2014	2013
(Income) expense from divestitures	$(7)	$(515)	$(8)
Asset impairments (other than goodwill)	89	345	472

	$82	$(170)	$464

During the year ended December 31, 2015, we recognized net charges of $82 million, primarily related to $66 million of charges to impair certain of our oil and gas producing properties as a result of the continued decline in oil and gas prices. We wrote down the carrying value of these properties to their estimated fair value using an income approach. At December 31, 2015, our remaining book value in these investments was $30 million. We also recognized $18 million of charges to write down or divest of certain assets in our recycling

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations and a $5 million impairment of a landfill in our Western Canada Area due to revised post-closure cost estimates. Partially offsetting these charges was $7 million in net gains from divestitures, including a $6 million gain on the sale of an oil and gas producing property in the second quarter of 2015.

During the year ended December 31, 2014, we recognized net gains of $170 million, primarily related to the following:

•	Divestitures — We recognized net gains of $515 million, primarily as a result of a $519 million gain on the sale of our Wheelabrator business and an $18 million gain on the sale of certain landfill and collection operations in our Eastern Canada Area. Partially offsetting these gains was a $25 million loss on the divestiture of our Puerto Rico operations. Refer to Note 19 for additional information related to our divestitures.

•	Oil and gas properties impairments — We recognized $272 million of charges to impair certain of our oil and gas producing properties, primarily as a result of the pronounced decrease in oil and gas prices in the fourth quarter of 2014. We wrote down the carrying value of these properties to their estimated fair value using an income approach.

•	Other impairments — We recognized additional impairment charges of $73 million to write down assets in our waste diversion technology, renewable energy, recycling and medical waste operations.

During the year ended December 31, 2013, we recognized net charges of $464 million, primarily related to the following:

•	Landfill impairments — We recognized $262 million of charges to impair certain of our landfills, primarily as a result of our consideration of management’s decision in the fourth quarter of 2013 not to actively pursue expansion and/or development of such landfills. These charges were primarily associated with two landfills in our Eastern Canada Area, which are no longer accepting waste. We had previously concluded that receipt of permits for these landfills was probable. However, in connection with our asset rationalization and capital allocation analysis, which was influenced, in part, by our acquisition of RCI, we determined that the future costs to construct these landfills could be avoided as we are able to allocate disposal that would have gone to these landfills to other facilities and not materially impact operations. As a result of management’s decision, we determined that the landfill assets were no longer able to be recovered by the undiscounted cash flows attributable to these assets. As such, we wrote them down to their estimated fair values using a market approach considering the highest and best use of the assets.

•	Waste-to-energy impairments — We recognized $144 million of impairment charges relating to three waste-to-energy facilities, primarily as a result of closure or anticipated closure due to continued difficulty securing sufficient volumes to operate the plants at capacity and the prospect of additional capacity entering the market where the largest facility is located. We wrote down the carrying value of our facilities to their estimated fair value using a market approach.

•	Other impairments — The remainder of our 2013 charges were attributable to (i) $31 million of charges to impair various recycling assets; (ii) $20 million of charges to write down assets related to a majority-owned waste diversion technology company and (iii) a $15 million charge to write down the carrying value of an oil and gas property to its estimated fair value.

•	Divestitures — Partially offsetting these charges were $8 million of net gains on divestitures.

See Notes 3 and 21 for additional information related to the accounting policy and analysis involved in identifying and calculating impairments; and information related to the impact of impairments on the results of operations of our reportable segments, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in net losses of unconsolidated entities

During the year ended December 31, 2014, we recognized charges of $11 million primarily to write down equity method investments in waste diversion technology companies to their fair value.

Other income (expense)

During the years ended December 31, 2015, 2014 and 2013, we recognized impairment charges of $5 million, $22 million and $71 million, respectively, related to other-than-temporary declines in the value of investments in waste diversion technology companies accounted for under the cost method. We wrote down our investments to their fair value which was primarily determined using an income approach based on estimated future cash flow projections and, to a lesser extent, third-party investors’ recent transactions in these securities. Partially offsetting the 2013 charges was a $4 million gain on the sale of a similar investment.

Also, during the year ended December 31, 2014, we sold our investment in Shanghai Environment Group, which was part of our Wheelabrator business. We received cash proceeds from the sale of $155 million, which have been included in “Proceeds from divestitures of businesses and other assets (net of cash divested)” within “Net cash provided by (used in) investing activities” in the Consolidated Statement of Cash Flows. The losses recognized related to the sale were not material.

These net charges are recorded in “Other, net” in our Consolidated Statement of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Accumulated Other Comprehensive Income

The changes in the balances of each component of accumulated other comprehensive income, net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2012	$(74)	$4	$276	$(13)	$193
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $9, $1, $0 and $10, respectively	14	2	(68)	15	(37)
Amounts reclassified from accumulated other comprehensive income, net of tax (expense) benefit of $(1), $0, $0 and $0, respectively	(2)	—	—	—	(2)

Net current period other comprehensive income (loss)	12	2	(68)	15	(39)

Balance, December 31, 2013	$(62)	$6	$208	$2	$154
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $4, $2, $0 and $(8), respectively	6	4	(107)	(11)	(108)
Amounts reclassified from accumulated other comprehensive income, net of tax (expense) benefit of $(3), $0, $0 and $0, respectively	(5)	—	(17)	(1)	(23)

Net current period other comprehensive income (loss)	1	4	(124)	(12)	(131)

Balance, December 31, 2014	$(61)	$10	$84	$(10)	$23
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $20, $(1), $0 and $1, respectively	30	(2)	(164)	2	(134)
Amounts reclassified from accumulated other comprehensive income, net of tax (expense) benefit of $(14), $0, $0 and $0, respectively	(21)	—	5	—	(16)

Net current period other comprehensive income (loss)	9	(2)	(159)	2	(150)

Balance, December 31, 2015	$(52)	$8	$(75)	$(8)	$(127)

The amounts of other comprehensive income (loss) before reclassifications associated with the effective portion of derivatives designated as cash flow hedges are as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Forward-starting interest rate swaps	$—	$(8)	$14
Foreign currency derivatives	50	23	17
Electricity commodity derivatives	—	(5)	(8)

Total before tax	50	10	23
Tax (expense) benefit	(20)	(4)	(9)

Net of tax	$30	$6	$14

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant amounts reclassified out of each component of accumulated other comprehensive income are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	Years Ended December 31,			Statement of Operations Classification
	2015	2014	2013
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(12)	$(10)	$(7)	Interest expense, net
Treasury rate locks	(4)	(1)	(2)	Interest expense, net
Foreign currency derivatives	51	27	21	Other, net
Electricity commodity derivatives	—	(8)	(9)	Operating revenues

	35	8	3	Total before tax
	(14)	(3)	(1)	Tax (expense) benefit

Total reclassifications for the period	$21	$5	$2	Net of tax

15. Capital Stock, Dividends and Share Repurchases

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2015, we had 447.2 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Dividends

Our quarterly dividends have been declared and paid in accordance with financial plans approved by our Board of Directors. Cash dividends declared and paid were $695 million in 2015, or $1.54 per common share, $693 million in 2014, or $1.50 per common share, and $683 million in 2013, or $1.46 per common share.

In December 2015, we announced that our Board of Directors expects to increase the quarterly dividend from $0.385 to $0.41 per share for dividends declared in 2016. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board may deem relevant.

Share Repurchases

Our share repurchases have been made in accordance with financial plans approved by our Board of Directors. The following is a summary of our share repurchases for the periods presented:

	Years Ended December 31,
	2015(a)	2014(a)	2013(c)
Shares repurchased (in thousands)	14,823(b)	9,569(b)	5,368
Weighted average per share purchase price	$49.83	$43.89(b)	$43.48 - $45.95
Total repurchases (in millions)	$600	$600	$239

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Share repurchases in 2015 and 2014 were completed through accelerated share repurchase (“ASR”) agreements. The terms of these agreements required that we deliver cash at the beginning of each ASR repurchase period. In exchange, we received 70% of the shares expected to be repurchased based on the then-current market price of our common stock. The remaining shares repurchased over the course of each repurchase period were delivered to us once the repurchase period was complete. Additional information related to our ASRs is included below.
(b)	In July 2014, we executed ASR agreements to repurchase $600 million of our common stock. At the beginning of the ASR repurchase periods, we delivered $600 million in cash and received 9.6 million shares based on a stock price of $43.89. The share repurchase periods of the agreements concluded in February 2015, at which time we received 2.8 million additional shares based on a final weighted average per share purchase price during the repurchase period of $48.58. The amounts reported here as “Shares repurchased” are based on when shares were delivered to WM.
(c)	Share repurchases in 2013 were completed through open market purchases.

Each ASR agreement was accounted for as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASR agreements and (ii) as a forward contract indexed to our own common stock for the undelivered shares. The initial delivery of shares was included in treasury stock at cost and resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to our own stock met the criteria for equity classification, and these amounts were initially recorded in additional paid-in capital and reclassified to treasury stock upon completion of the ASR agreements.

The Company entered into an additional ASR agreement in December 2015 to repurchase $150 million of our common stock in early 2016. Subsequent to this ASR agreement, we announced that the Board of Directors refreshed its prior authorization of up to $1 billion in future share repurchases. Any future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board in making dividend declarations.

16. Stock-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, enrolled employees purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2015, 2014 and 2013 was approximately 786,000, 774,000 and 928,000, respectively. Including the impact of the January 2016 issuance of shares associated with the July to December 2015 offering period, approximately 3.2 million shares remain available for issuance under the plan, which includes 3.0 million additional shares that stockholders approved in May 2015 for future issuance.

Accounting for our ESPP increased annual compensation expense by approximately by $6 million, or $4 million net of tax, for 2015, 2014 and 2013.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Incentive Plans

In May 2014, our stockholders approved our 2014 Stock Incentive Plan (the “2014 Plan”) to replace our 2009 Stock Incentive Plan (the “2009 Plan”). The 2014 Plan authorized 23.8 million shares of our common stock for issuance pursuant to the 2014 Plan, plus the approximately 1.1 million shares that then remained available for issuance under the 2009 Plan, and any shares subject to outstanding awards under the 2009 Plan that are subsequently cancelled, forfeited, terminate, expire or lapse. As of December 31, 2015, approximately 24.4 million shares were available for future grants under the 2014 Plan. All of our stock-based compensation awards described herein have been made pursuant to either our 2009 Plan or our 2014 Plan, collectively referred to as the “Incentive Plans.” We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the Incentive Plans, we have the ability to issue stock options, stock appreciation rights and stock awards, including restricted stock, restricted stock units (“RSUs”) and performance share units (“PSUs”). The terms and conditions of equity awards granted under the Incentive Plans are determined by the Management Development and Compensation Committee of our Board of Directors.

The 2015 annual Incentive Plan awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. The annual Incentive Plan awards granted to certain key employees included a combination of PSUs, RSUs and stock options in 2015. The Company has also periodically granted RSUs and stock options to employees working on key initiatives, in connection with new hires and promotions and to field-based managers.

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

	Units	Weighted Average Fair Value
Unvested at January 1, 2015	620	$37.44
Granted	167	$54.47
Vested	(240)	$34.78
Forfeited	(23)	$42.41

Unvested at December 31, 2015	524	$43.76

The total fair market value of RSUs that vested during the years ended December 31, 2015, 2014 and 2013 was $13 million, $3 million and $1 million, respectively. Net of 84,000 units deferred or used for payment of associated taxes, we issued approximately 156,000 shares of common stock for RSUs that vested during the year ended December 31, 2015.

RSUs may not be voted or sold by award recipients until time-based vesting restrictions have lapsed. RSUs primarily provide for three-year cliff vesting and include dividend equivalents accumulated during the vesting period. Unvested units are subject to forfeiture in the event of voluntary or for-cause termination. RSUs are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and become immediately vested in the event of an employee’s death or disability.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Share Units — Three types of PSUs are currently outstanding: (i) PSUs for which payout is dependent on total shareholder return relative to the S&P 500 (“TSR PSUs”); (ii) PSUs for which payout is dependent on the Company’s performance against pre-established adjusted cash flow metrics (“Cash Flow PSUs”) and (iii) PSUs for which payout is dependent on the Company’s performance against pre-established return on invested capital metrics (“ROIC PSUs”). All types of PSUs are payable in shares of common stock after the end of a three-year performance period, when the Company’s financial performance for the entire performance period is reported, typically in mid- to late-February of the succeeding year. At the end of the performance period, the number of shares awarded can range from 0% to 200% of the targeted amount, depending on the performance against the pre-established targets. A summary of our PSUs is presented in the table below (units in thousands):

	Units	Weighted Average Fair Value
Unvested at January 1, 2015	2,033	$46.28
Granted	523	$66.35
Vested	(749)	$47.28
Forfeited	(45)	$49.88

Unvested at December 31, 2015	1,762	$52.90

The determination of achievement of performance results and corresponding vesting of PSUs for the three-year performance period ended December 31, 2015 was performed by the Management Development and Compensation Committee in February 2016. Accordingly, vesting information for such awards is not included in the table above as of December 31, 2015. The “vested” PSUs are for the three-year performance period ended December 31, 2014, as achievement of performance results and corresponding vesting was determined in February 2015. The Company’s financial results, as measured for purposes of these awards, were lower than the target levels established but in excess of the threshold performance criteria. Accordingly, recipients of these PSU awards were entitled to receive a payout of approximately 96.6% of the vested PSUs. In early 2015, we issued approximately 385,000 shares of common stock for these vested PSUs, net of 364,000 units deferred or used for payment of associated taxes.

The shares of common stock that were issued or deferred during the years ended December 31, 2015, 2014 and 2013 for prior PSU award grants had a fair market value of $35 million, $8 million and $14 million, respectively. PSUs have no voting rights. PSUs receive dividend equivalents that are paid out in cash based on actual performance at the end of the awards’ performance period. PSUs are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period, are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and are subject to forfeiture in the event of voluntary or for-cause termination.

Compensation expense associated with our Cash Flow PSUs and ROIC PSUs that continue to vest based on future performance is measured based on the fair value of our common stock at the end of each reporting period until the performance period ends. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of both the probability that the performance criteria will be achieved and expected forfeitures.

The grant-date fair value of our TSR PSUs is based on a Monte Carlo valuation and compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense is recognized for all TSR PSUs whether or not the market conditions are achieved less expected forfeitures.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Units — Recipients can elect to defer some or all of the vested RSU or PSU awards until a specified date or dates they choose. Deferred units are not invested, nor do they earn interest, but deferred amounts do receive dividend equivalents paid in cash during deferral at the same time and at the same rate as dividends on the Company’s common stock. Deferred amounts are paid out in shares of common stock at the end of the deferral period. At December 31, 2015, we had approximately 423,000 vested deferred units outstanding.

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

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	8,378	$37.22
Granted	1,455	$54.45
Exercised	(2,170)	$36.26
Forfeited or expired	(156)	$38.98

Outstanding at December 31, 2015(a)	7,507	$40.80

Exercisable at December 31, 2015(b)	3,940	$36.44

(a)	Stock options outstanding as of December 31, 2015 have a weighted average remaining contractual term of 7.0 years and an aggregate intrinsic value of $96 million based on the market value of our common stock on December 31, 2015.
(b)	Stock options exercisable as of December 31, 2015 have a weighted average remaining contractual term of 5.7 years and an aggregate intrinsic value of $67 million based on the market value of our common stock on December 31, 2015. Stock options exercisable at December 31, 2015 have an exercise price ranging from $32.18 to $44.01.

We received cash proceeds of $77 million, $93 million and $132 million during the years ended December 31, 2015, 2014 and 2013, respectively, from employee stock option exercises. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $37 million, $27 million and $41 million, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for our employee stock options under the fair value method of accounting using a Black-Scholes methodology to measure stock option expense at the date of grant. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $5.56, $4.55 and $4.26, respectively. The fair value of the stock options at the date of grant is amortized to expense over the vesting period less expected forfeitures, except for stock options granted to retirement-eligible employees, for which expense is accelerated over the period that the recipient becomes retirement-eligible. The following table presents the weighted average assumptions used to value employee stock options granted during the years ended December 31 under the Black-Scholes valuation model:

	2015	2014	2013
Expected option life	4.4 years	4.8 years	5.4 years
Expected volatility	16.7%	18.4%	21.8%
Expected dividend yield	2.8%	3.6%	4.0%
Risk-free interest rate	1.4%	1.6%	1.0%

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

For the years ended December 31, 2015, 2014 and 2013 we recognized $64 million, $59 million and $54 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of “Selling, general and administrative” expenses in our Consolidated Statement of Operations. Our “Provision for income taxes” for the years ended December 31, 2015, 2014 and 2013 includes related deferred income tax benefits of $26 million, $23 million and $21 million, respectively. We also realized excess tax benefits from stock option exercises and RSU and PSU vestings during the years ended December 31, 2015, 2014 and 2013 of $15 million, $5 million and $10 million, respectively. These amounts have been presented as cash inflows in the “Cash flows from financing activities” section of our Consolidated Statements of Cash Flows. We have not capitalized any equity-based compensation costs during the years ended December 31, 2015, 2014 and 2013.

Compensation expense recognized in 2015 and 2014 increased when compared to the respective prior year, primarily due to the increase in expected payout of our PSUs. As of December 31, 2015 we estimate that a total of approximately $48 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.5 years for unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plan

Our non-employee directors currently receive annual grants of shares of our common stock, generally payable in two equal installments, under the Incentive Plans described above.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Years Ended December 31,
	2015	2014	2013
Number of common shares outstanding at year-end	447.2	458.5	464.3
Effect of using weighted average common shares outstanding	5.5	4.1	3.4

Weighted average basic common shares outstanding	452.7	462.6	467.7
Dilutive effect of equity-based compensation awards and other contingently issuable shares	3.2	3.0	2.1

Weighted average diluted common shares outstanding	455.9	465.6	469.8

Potentially issuable shares	10.2	11.3	12.3
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2.0	0.4	0.1

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

		Fair Value Measurements at December 31, 2015 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$35	$35	$—	$—
Available-for-sale securities	43	—	43	—
Fixed-income securities	40	—	40	—
Redeemable preferred stock	47	—	—	47
Foreign currency derivatives	78	—	78	—

Total assets	$243	$35	$161	$47

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 31, 2014 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,332	$1,332	$—	$—
Available-for-sale securities	46	—	46	—
Fixed-income securities	38	—	38	—
Redeemable preferred stock	44	—	—	44
Foreign currency derivatives	28	—	28	—

Total assets	$1,488	$1,332	$112	$44

Money Market Funds

We invest portions of our “Cash and cash equivalents” and restricted trust and escrow account balances in money market funds. We measure the fair value of these investments using quoted prices in active markets for identical assets. The fair value of our money market funds approximates our cost basis in the investments. The decrease in the fair value at December 31, 2015 compared to December 31, 2014 is primarily attributable to the utilization, in 2015, of the cash proceeds received from the sale of our Wheelabrator business in 2014.

Available-for-Sale Securities

Available-for-sale securities are primarily related to the restricted trust funds that were created to settle certain of our final capping, closure, post-closure or environmental remediation obligations, which are discussed further in Note 20. These trust funds are invested in U.S. Treasury securities and equity and bond funds. We measure the fair value of these securities using quoted prices for identical or similar assets in active markets. Any changes in fair value of these trusts related to unrealized gains and losses have been appropriately reflected as a component of “Accumulated other comprehensive income.”

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

Redeemable Preferred Stock

Redeemable preferred stock is primarily related to a noncontrolling investment in an unconsolidated entity and is included in “Investments in unconsolidated entities” in our Consolidated Balance Sheet. The fair value of our investment has been measured based on third-party investors’ recent or pending transactions in these securities, which is considered the best evidence of fair value currently available. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public comparables. Redeemable preferred stock also includes stock received in conjunction with the 2014 sale of our Puerto Rico operations, as discussed in Note 19.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Derivatives

Our foreign currency derivatives are valued using a third-party pricing model that incorporates information about forward Canadian dollar rates, or observable market data, as of the reporting date. The third-party pricing model used to value our foreign currency derivatives also incorporates Company and counterparty credit valuation adjustments, as appropriate. Counterparties to these contracts are financial institutions who participate in our $2.25 billion revolving credit facility. Valuations may fluctuate significantly from period-to-period due to volatility in the Canadian dollar to U.S. dollar exchange rate over the term of the agreements.

Refer to Notes 8 and 14 for additional information regarding the derivative instruments discussed above.

Fair Value of Debt

At December 31, 2015 the carrying value of our debt was approximately $9.0 billion compared with approximately $9.4 billion at December 31, 2014. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 8.

The estimated fair value of our debt was approximately $9.2 billion at December 31, 2015 and approximately $10.6 billion at December 31, 2014. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our senior notes and other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments. The decrease in the fair value of our debt when comparing December 31, 2015 with December 31, 2014 is primarily related to the net repayment of $427 million of our debt, a substantial portion of which was related to our debt refinancing as further discussed in Note 7. This refinancing resulted in a reduction of high-coupon debt and the payment of related market premiums on these notes, and the replacement of this debt with new notes with a fair value that closely approximates book value.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2015 and 2014. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

19. Acquisitions and Divestitures

Current Year Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our Solid Waste business and enhance and expand our existing service offerings. During the year ended December 31, 2015, we acquired 27 businesses primarily related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $661 million, which included $554 million in cash paid in 2015, purchase price holdbacks of $11 million and a liability for contingent consideration with a preliminary estimated fair value of $96 million. The contingent consideration is primarily based on achievement by the acquired businesses of certain negotiated goals, which generally include targeted financial metrics. Our estimated maximum obligations for the contingent cash payments were $126 million at the dates of acquisition. As of December 31, 2015, we had paid $8 million of this contingent consideration. In 2015, we also paid $4 million of contingent consideration associated with acquisitions completed prior to 2015.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of purchase price for 2015 acquisitions was primarily to “Property and equipment,” which had an estimated fair value of $243 million; “Other intangible assets,” which had an estimated fair value of $145 million; and “Goodwill” of $325 million. Other intangible assets included $131 million of customer and supplier relationships and $8 million of covenants not-to-compete and $6 million of trade name. Goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations. Goodwill of $166 million is tax deductible and $159 million of goodwill associated with the acquisition of Deffenbaugh, discussed below, is not tax deductible.

Deffenbaugh Disposal, Inc. — On March 26, 2015, we acquired Deffenbaugh, one of the largest privately owned collection and disposal firms in the Midwest, for total consideration of $416 million ($413 million cash), inclusive of amounts for estimated working capital. Deffenbaugh’s assets include five collection operations, seven transfer stations, two recycling facilities, one subtitle-D landfill, and one construction and demolition landfill. Since the acquisition date, Deffenbaugh has recognized revenues of $134 million and net income of $2 million which are included in our Consolidated Statements of Operations.

Goodwill of $159 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned to our Areas that will be integrating these operations as they are expected to benefit from the synergies of the combination. Goodwill related to this acquisition is not deductible for income tax purposes.

The allocation of the purchase price for the Deffenbaugh acquisition is preliminary and subject to change based on the finalization of our detailed valuations. The following table presents adjustments since the acquisition date to the allocation of the purchase price (in millions):

	March 26, 2015	Adjustments	December 31, 2015
Cash and cash equivalents	$15	$—	$15
Accounts and other receivables	18	4	22
Parts and supplies	2	—	2
Deferred income tax asset	9	2	11
Other current assets	12	(2)	10
Property and equipment	212	(5)	207
Goodwill	140	19	159
Other intangible assets	134	(34)	100
Other assets	1	—	1
Accounts payable	(4)	2	(2)
Accrued liabilities	(12)	(8)	(20)
Deferred revenues	(5)	(1)	(6)
Landfill and environmental remediation liabilities	(21)	3	(18)
Deferred income tax liability	(65)	13	(52)
Other liabilities	(20)	6	(14)

Total purchase price	$416	$(1)	$415

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma consolidated results of operations have been prepared as if the acquisition of Deffenbaugh occurred at January 1, 2014 (in millions, except per share amounts):

	Years Ended December 31,
	2015	2014
Operating revenues	$13,001	$14,168
Net income attributable to Waste Management, Inc.	753	1,304
Basic earnings per common share	1.66	2.82
Diluted earnings per common share	1.65	2.80

Prior Year Acquisitions

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

During the year ended December 31, 2013, we acquired Greenstar and substantially all of the assets of RCI, which are discussed further below. Additionally, we acquired 14 other businesses primarily related to our Solid Waste business and energy services operations. Total consideration, inclusive of $7 million for estimated working capital, for all acquisitions was $772 million, which included $714 million in cash paid in 2013, debt of $22 million and a liability for contingent consideration with an estimated fair value of $29 million. The contingent consideration is primarily based on changes in certain recycling commodity indexes and, to a lesser extent, contingent upon achievement by the acquired businesses of certain negotiated goals, which generally include targeted revenues. Our estimated maximum obligations for the contingent cash payments were $33 million at the dates of acquisition. As of December 31, 2013, we had paid $4 million of this contingent consideration. In 2013, we also paid $6 million of contingent consideration associated with acquisitions completed prior to 2013.

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

Acquisition of Greenstar, LLC

On January 31, 2013, we paid $170 million inclusive of certain adjustments, to acquire Greenstar. Pursuant to the sale and purchase agreement, up to an additional $40 million was payable to the sellers, of which $20

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million was guaranteed and paid in 2015. The remaining $20 million of this consideration was contingent based on changes in certain recyclable commodity indexes and had an estimated fair value at closing of $16 million. This contingent consideration was not earned. Greenstar was an operator of recycling and resource recovery facilities. This acquisition provides the Company’s customers with greater access to recycling solutions, having supplemented our extensive nationwide recycling network with the operations of one of the nation’s largest private recyclers.

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

Pro Forma Consolidated Results of Operations

The following pro forma consolidated results of operations have been prepared as if the acquisitions of RCI and Greenstar occurred at January 1, 2013 (in millions, except per share amounts):

Year Ended December 31,
2013
Operating revenues	$14,085
Net income attributable to Waste Management, Inc.	112
Basic earnings per common share	0.24
Diluted earnings per common share	0.24

Current Year Divestitures

The aggregate sales price for divestitures of operations was $79 million in 2015 and we recognized net gains on these divestitures of $7 million. These divestitures were made as part of our continuous focus on improving or divesting certain non-strategic or underperforming operations. The remaining amounts reported in the Consolidated Statement of Cash Flows generally relate to the sale of fixed assets.

Prior Year Divestitures

The aggregate sales price for divestitures of operations was $2.09 billion in 2014, primarily related to (i) the sale of our Wheelabrator business; (ii) the sale of our Puerto Rico operations and (iii) the sale of certain landfill and collection operations in our Eastern Canada Area, as discussed further below. We recognized net gains on these divestitures of $515 million in 2014. These divestitures were made as part of our continuous focus on improving or divesting certain non-strategic or underperforming operations. The remaining amounts reported in the Consolidated Statement of Cash Flows generally relate to the sale of fixed assets.

Divestiture of Wheelabrator Business

On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale which is included within “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” in the Consolidated Statement of Operations. For the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2015, net adjustments to this gain were immaterial on a pre-tax basis. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments with certain market price resets through 2021.

Other Divestitures

During 2014, we sold our Puerto Rico operations and received proceeds of $80 million, consisting of $65 million of cash and $15 million of preferred stock and recognized a loss of $25 million. In addition, we sold certain landfill and collection operations in our Eastern Canada Area and received cash proceeds of $39 million and recognized a gain of $18 million. The gain or loss on these divestitures is included within “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” in the Consolidated Statement of Operations. The remaining proceeds from divestitures in 2014 were comprised substantially of cash.

The aggregate sales price for divestitures of operations in 2013 was $70 million comprised substantially of cash and we recognized net gains of $8 million. These divestitures were made as part of our continuous focus on improving or divesting certain non-strategic or underperforming operations. The remaining amounts reported in the Consolidated Statement of Cash Flows generally relate to the sale of fixed assets.

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

Consolidated Variable Interest Entities

Waste-to-Energy LLCs — In June 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we leased, operated and maintained. We initially owned a 0.5% interest in one of the LLCs (“LLC I”) and a 0.25% interest in the second LLC (“LLC II”). John Hancock Life Insurance Company (“Hancock”) owned 99.5% of LLC I and 99.75% of LLC II was owned by LLC I and the CIT Group (“CIT”). We determined that we were the primary beneficiary of the LLCs and consolidated these entities in our Consolidated Financial Statements because (i) all of the equity owners of the LLCs were considered related parties for purposes of applying this accounting guidance; (ii) the equity owners shared power over the significant activities of the LLCs and (iii) we were the entity within the related party group whose activities were most closely associated with the LLCs. During the years ended December 31, 2014 and 2013 we recognized reductions in earnings of $39 million and $43 million, respectively, for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings, which are included in our consolidated net income. The LLCs’ earnings related to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income was eliminated in WM’s consolidation.

In December 2014, we purchased the noncontrolling interests in the LLCs from Hancock and CIT in anticipation of our sale of our Wheelabrator business. The LLCs were then subsequently sold as part of the divestment. See Note 19 for further discussion of the sale of our Wheelabrator business.

Significant Unconsolidated Variable Interest Entities

Investment in Refined Coal Facility — In 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration for this investment consisted of a cash payment of $48 million. At December 31, 2015 and 2014, our investment balance was $29 million and $32 million, respectively, representing our current maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Required capital contributions commenced in 2013 and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 9.

Investment in Low-Income Housing Properties — In 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At December 31, 2015 and 2014, our investment balance was $81 million and $104 million, respectively, and our debt balance was $80 million and $104 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 9.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Consolidated Balance Sheet. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income.” These trusts had a fair value of $94 million at December 31, 2015 and $129 million at December 31, 2014. The decline in these balances can be attributed to our decision to work with various beneficiaries to release these funds and secure the obligations with alternate assurance instruments. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Consolidated Balance Sheets, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $93 million and $113 million as of December 31, 2015 and December 31, 2014, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Consistent with prior years, we have analyzed the Areas’ income from operations margin for purposes of segment reporting and have realigned our Solid Waste tiers to reflect recent changes in their relative economic characteristics and prospects. These changes are the results of various factors including acquisitions, divestments, business mix and the economic climate of various geographies. Reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

Tier 1 is now comprised of our operations across the Southern United States, with the exception of Southern California and the Florida peninsula and also includes the New England states, the tri-state area of Michigan, Indiana and Ohio and Western Canada. Tier 2 includes Southern California, Eastern Canada, Wisconsin, Minnesota and a portion of the lower Mid-Atlantic region of the United States. Tier 3 encompasses all the remaining operations including the Pacific Northwest and Northern California, the majority of the Mid-Atlantic region of the United States, the Florida peninsula, Illinois and Missouri.

Our Wheelabrator business, which managed waste-to-energy facilities and independent power production plants, was a separate reportable segment until the sale of the business in 2014, as it met the quantitative disclosure thresholds.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the respective years ended December 31 is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues(c)	Net Operating Revenues	Income from Operations (d),(e)	Depreciation and Amortization	Capital Expenditures (f)	Total Assets (g),(h)
2015
Solid Waste:
Tier 1	$5,083	$(856)	$4,227	$1,290	$428	$382	$6,098
Tier 2	3,304	(613)	2,691	629	280	251	5,394
Tier 3	4,898	(813)	4,085	808	379	412	5,930
Wheelabrator	—	—	—	—	—	—	—
Other(a)	2,065	(107)	1,958	(160)	94	128	1,701

	15,350	(2,389)	12,961	2,567	1,181	1,173	19,123
Corporate and Other(b)	—	—	—	(522)	64	56	1,835

Total	$15,350	$(2,389)	$12,961	$2,045	$1,245	$1,229	$20,958

2014
Solid Waste:
Tier 1	$5,117	$(834)	$4,283	$1,301	$408	$388	$6,150
Tier 2	3,516	(663)	2,853	711	287	223	5,648
Tier 3	4,816	(786)	4,030	787	361	351	5,449
Wheelabrator	817	(102)	715	669	37	11	—
Other(a)	2,191	(76)	2,115	(400)	128	134	1,791

	16,457	(2,461)	13,996	3,068	1,221	1,107	19,038
Corporate and Other(b)	—	—	—	(769)	71	74	2,850

Total	$16,457	$(2,461)	$13,996	$2,299	$1,292	$1,181	$21,888

2013
Solid Waste:
Tier 1	$5,130	$(871)	$4,259	$1,246	$418	$367	$6,180
Tier 2	3,479	(650)	2,829	454	284	267	5,850
Tier 3	4,868	(803)	4,065	734	376	367	5,512
Wheelabrator	845	(112)	733	(517)	61	17	2,037
Other(a)	2,185	(88)	2,097	(171)	122	126	2,177

	16,507	(2,524)	13,983	1,746	1,261	1,144	21,756
Corporate and Other(b)	—	—	—	(667)	72	123	1,346

Total	$16,507	$(2,524)	$13,983	$1,079	$1,333	$1,267	$23,102

(a)	Our “Other” net operating revenues and “Other” income from operations include (i) the effects of those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental Services and Renewable Energy organizations, that are not included with the operations of our reportable segments; (ii) our recycling brokerage services and (iii) the impacts of investments in expanded service offerings, such as portable self-storage, long distance moving services, fluorescent lamp recycling and oil and gas producing properties. In addition, our “Other” income from operations reflects the impacts of non-operating entities that provide financial assurance and self-insurance support for the segments or financing for our Canadian operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Corporate operating results reflect the costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.
(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(d)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 3.
(e)	The income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling businesses. From time to time the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. In 2014, we recognized a $519 million gain on the sale of our Wheelabrator business. In 2013, we recognized $981 million of impairment charges, the most significant of which impacted our Tier 2 and Wheelabrator segments by $253 million and $627 million, respectively. Refer to Note 12 and Note 13 for an explanation of certain other transactions and events affecting our operating results.
(f)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property, plant and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.
(g)	The reconciliation of total assets reported above to “Total assets” in the Consolidated Balance Sheet is as follows (in millions):

	December 31,
	2015	2014	2013
Total assets, as reported above	$20,958	$21,888	$23,102
Elimination of intercompany investments and advances	(539)	(591)	(612)

Total assets, per Consolidated Balance Sheet	$20,419	$21,297	$22,490

(h)	Goodwill is included within each segment’s total assets. For segment reporting purposes, our material recovery facilities are included as a component of their respective Areas and our recycling brokerage business is included as part of our “Other” operations. As discussed in Note 19, the goodwill associated with our acquisition of Deffenbaugh has been assigned to our Areas, primarily in Tier 3 and to a lesser extent Tier 1. The following table presents changes in goodwill during 2014 and 2015 by reportable segment (in millions):

	Solid Waste
	Tier 1	Tier 2	Tier 3	Wheelabrator	Other	Total
Balance, December 31, 2013	$2,183	$1,814	$1,653	$305	$115	$6,070
Acquired goodwill	4	16	11	—	—	31
Divested goodwill, net of assets held-for-sale	—	(1)	(2)	(305)	—	(308)
Impairments	—	—	—	—	(10)	(10)
Translation and other adjustments	(9)	(34)	—	—	—	(43)

Balance, December 31, 2014	$2,178	$1,795	$1,662	$—	$105	$5,740
Acquired goodwill	27	42	151	—	105	325
Divested goodwill, net of assets held-for-sale	—	(6)	(1)	—	—	(7)
Translation and other adjustments	(15)	(59)	—	—	—	(74)

Balance, December 31, 2015	$2,190	$1,772	$1,812	$—	$210	$5,984

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Years Ended December 31,
	2015	2014	2013
Collection:
Commercial	$3,332	$3,393	$3,423
Residential	2,499	2,543	2,608
Industrial	2,252	2,231	2,209
Other	356	340	273

Total collection	8,439	8,507	8,513
Landfill	2,919	2,849	2,790
Transfer	1,377	1,353	1,329
Wheelabrator	—	817	845
Recycling	1,163	1,370	1,447
Other(a)	1,452	1,561	1,583
Intercompany(b)	(2,389)	(2,461)	(2,524)

Total	$12,961	$13,996	$13,983

(a)	The “Other” line of business includes Strategic Business Solutions, landfill gas-to-energy operations, Port-O-Let® services, portable self-storage, long distance moving services, fluorescent lamp recycling, and oil and gas producing properties.
(b)	Intercompany revenues between lines of business are eliminated within the Consolidated Financial Statements included herein.

Net operating revenues relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
United States and Puerto Rico(a)	$12,196	$13,064	$13,054
Canada	765	932	929

Total	$12,961	$13,996	$13,983

(a)	We sold our Puerto Rico operations in 2014. Refer to Note 19 for additional information.

Property and equipment (net) relating to operations in the United States and Puerto Rico, as well as Canada are as follows (in millions):

	December 31,
	2015	2014	2013
United States and Puerto Rico(a)	$9,778	$9,586	$11,198
Canada	887	1,071	1,146

Total	$10,665	$10,657	$12,344

(a)	We sold our Puerto Rico operations in 2014. Refer to Note 19 for additional information.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2015 and 2014 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Operating revenues	$3,040	$3,315	$3,360	$3,246
Income from operations	440	502	601	502
Consolidated net income (loss)	(131)	273	337	273
Net income (loss) attributable to Waste Management, Inc.	(129)	274	335	273
Basic earnings (loss) common share	(0.28)	0.60	0.75	0.61
Diluted earnings (loss) common share	(0.28)	0.60	0.74	0.61

2014
Operating revenues	$3,396	$3,561	$3,602	$3,437
Income from operations	469	532	546	752
Consolidated net income	237	222	281	598
Net income attributable to Waste Management, Inc.	228	210	270	590
Basic earnings per common share	0.49	0.45	0.59	1.29
Diluted earnings per common share	0.49	0.45	0.58	1.28

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

First Quarter 2015

•	The recognition of a pre-tax loss of $550 million associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through a make-whole redemption and cash tender offer. We replaced substantially all of the debt extinguished with new senior notes at significantly lower coupon interest rates, which will reduce future interest expense and extended the average maturity of our debt obligations. The charges incurred for the redemption had a negative impact of $0.74 on our diluted loss per share.

•	The recognition of pre-tax charges of $14 million associated with divestitures, impairments and restructuring, which include a $7 million net loss associated with the sale of our Wheelabrator business in December 2014 and a $5 million impairment charge related to a landfill in our Western Canada Area. Combined, these charges had a negative impact of $0.03 on our diluted loss per share.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Second Quarter 2015

•	The recognition of a $55 million charge associated with the withdrawal from certain underfunded multiemployer pension plans had a negative impact of $0.07 on our diluted earnings per share.

•	The recognition of net pre-tax losses of $6 million primarily related to the impairment of various recycling assets and certain adjustments associated with the sale of our Wheelabrator business. Combined, these charges had a favorable after-tax impact of $0.01 on our diluted earnings per share.

Fourth Quarter 2015

•	The recognition of $70 million of pre-tax charges primarily to impair our oil and gas producing properties, which negatively affected our diluted earnings per share by $0.09.

•	The recognition of $8 million of pre-tax restructuring charges and a $4 million other-than-temporary decline in the value of an investment in a waste diversion technology company accounted for under the cost method. These charges had a negative impact of $0.02 on our diluted earnings per share.

First Quarter 2014

•	During the first quarter of 2014, we experienced significantly higher revenues in our Wheelabrator business and the renewable energy operations in Solid Waste from temporarily higher electricity prices driven by weather-related demand. This increase in revenues offset reduced revenues in our collection and disposal operations due to inclement weather.

Second Quarter 2014

•	The recognition of a pre-tax loss of $25 million on the divestiture of our Puerto Rico operations. No tax benefit was recorded in connection with the loss. In addition, we incurred $32 million of tax charges to repatriate accumulated cash prior to the divestment. These charges had a negative impact of $0.12 on our diluted earnings per share.

•	The recognition of other net pre-tax charges of $16 million, primarily as a result of a $12 million impairment charge due to the decision to close a waste processing facility. These charges had a negative impact of $0.03 on our diluted earnings per share.

Third Quarter 2014

•	The recognition of $67 million of pre-tax restructuring charges primarily related to our August 2014 restructuring. These items had a negative impact of $0.09 on our diluted earnings per share.

•	The recognition of pre-tax charges aggregating $20 million comprised of (i) litigation reserves and (ii) the write down of an investment in a waste diversion technology company, partially offset by a gain on the sale of certain landfill and collection operations in our Eastern Canada Area. These items had a negative impact of $0.05 on our diluted earnings per share.

Fourth Quarter 2014

•	The recognition of a pre-tax gain of $519 million on the sale of our Wheelabrator business, which positively affected our diluted earnings per share by $1.12.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Net income was negatively impacted by the recognition of net pre-tax charges aggregating $364 million comprised of (i) $270 million of charges to impair our oil and gas producing properties; (ii) $25 million of charges to write down assets related to waste diversion technology companies; (iii) $20 million of other-than-temporary declines in the value of investments in waste diversion technology companies accounted for under the cost method; (iv) $10 million of goodwill impairment charges associated with our recycling operations and (v) other charges to write down the carrying value of assets to their estimated fair values related to certain of our operations. These items had a negative impact of $0.49 on our diluted earnings per share.

•	Income from operations was negatively impacted by pre-tax restructuring charges of $13 million, which negatively affected our diluted earnings per share by $0.02.

23. Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2015

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$39	$—	$39
Other current assets	3	6	2,297	—	2,306

	3	6	2,336	—	2,345
Property and equipment, net	—	—	10,665	—	10,665
Investments in and advances to affiliates	18,557	18,911	7,365	(44,833)	—
Other assets	55	29	7,325	—	7,409

Total assets	$18,615	$18,946	$27,691	$(44,833)	$20,419

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$41	$—	$212	$—	$253
Accounts payable and other current liabilities	83	9	2,165	—	2,257

	124	9	2,377	—	2,510
Long-term debt, less current portion	5,833	304	2,591	—	8,728
Due to affiliates	7,289	76	—	(7,365)	—
Other liabilities	24	—	3,790	—	3,814

Total liabilities	13,270	389	8,758	(7,365)	15,052
Equity:
Stockholders’ equity	5,345	18,557	18,911	(37,468)	5,345
Noncontrolling interests	—	—	22	—	22

	5,345	18,557	18,933	(37,468)	5,367

Total liabilities and equity	$18,615	$18,946	$27,691	$(44,833)	$20,419

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2014

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,235	$—	$72	$—	$1,307
Other current assets	5	6	2,208	—	2,219

	1,240	6	2,280	—	3,526
Property and equipment, net	—	—	10,657	—	10,657
Investments in and advances to affiliates	17,312	17,782	6,745	(41,839)	—
Other assets	50	28	7,036	—	7,114

Total assets	$18,602	$17,816	$26,718	$(41,839)	$21,297

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$957	$—	$133	$—	$1,090
Accounts payable and other current liabilities	86	13	2,296	—	2,395

	1,043	13	2,429	—	3,485
Long-term debt, less current portion	4,958	449	2,938	—	8,345
Due to affiliates	6,703	42	—	(6,745)	—
Other liabilities	32	—	3,546	—	3,578

Total liabilities	12,736	504	8,913	(6,745)	15,408
Equity:
Stockholders’ equity	5,866	17,312	17,782	(35,094)	5,866
Noncontrolling interests	—	—	23	—	23

	5,866	17,312	17,805	(35,094)	5,889

Total liabilities and equity	$18,602	$17,816	$26,718	$(41,839)	$21,297

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2015
Operating revenues	$—	$—	$12,961	$—	$12,961
Costs and expenses(a)	—	(1)	10,917	—	10,916

Income from operations	—	1	2,044	—	2,045

Other income (expense):
Interest expense, net	(298)	(22)	(65)	—	(385)
Loss on early extinguishment of debt	(500)	(52)	(3)	—	(555)
Equity in earnings of subsidiaries, net of taxes	1,245	1,289	—	(2,534)	—
Other, net	—	—	(45)	—	(45)

	447	1,215	(113)	(2,534)	(985)

Income before income taxes	447	1,216	1,931	(2,534)	1,060
Provision for (benefit from) income taxes	(306)	(29)	643	—	308

Consolidated net income	753	1,245	1,288	(2,534)	752
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to Waste Management, Inc.	$753	$1,245	$1,289	$(2,534)	$753

Year Ended December 31, 2014
Operating revenues	$—	$—	$13,996	$—	$13,996
Costs and expenses(a)	—	(459)	12,156	—	11,697

Income from operations	—	459	1,840	—	2,299

Other income (expense):
Interest expense, net	(351)	(31)	(84)	—	(466)
Equity in earnings of subsidiaries, net of taxes	1,510	1,070	—	(2,580)	—
Other, net	—	—	(82)	—	(82)

	1,159	1,039	(166)	(2,580)	(548)

Income before income taxes	1,159	1,498	1,674	(2,580)	1,751
Provision for (benefit from) income taxes	(139)	(12)	564	—	413

Consolidated net income	1,298	1,510	1,110	(2,580)	1,338
Less: Net income (loss) attributable to noncontrolling interests	—	—	40	—	40

Net income attributable to Waste Management, Inc.	$1,298	$1,510	$1,070	$(2,580)	$1,298

Year Ended December 31, 2013
Operating revenues	$—	$—	$13,983	$—	$13,983
Costs and expenses(a)	—	—	12,904	—	12,904

Income from operations	—	—	1,079	—	1,079

Other income (expense):
Interest expense, net	(355)	(32)	(90)	—	(477)
Equity in earnings of subsidiaries, net of taxes	313	332	—	(645)	—
Other, net	—	—	(108)	—	(108)

	(42)	300	(198)	(645)	(585)

Income before income taxes	(42)	300	881	(645)	494
Provision for (benefit from) income taxes	(140)	(13)	517	—	364

Consolidated net income	98	313	364	(645)	130
Less: Net income (loss) attributable to noncontrolling interests	—	—	32	—	32

Net income attributable to Waste Management, Inc.	$98	$313	$332	$(645)	$98

(a)	Includes “Goodwill impairments” and “(Income) expense from divestitures, asset impairments (other than goodwill) and unusual items” as reported in our Consolidated Statements of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2015
Comprehensive income (loss)	$762	$1,245	$1,129	$(2,534)	$602
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income (loss) attributable to Waste Management, Inc.	$762	$1,245	$1,130	$(2,534)	$603

Year Ended December 31, 2014
Comprehensive income (loss)	$1,300	$1,510	$977	$(2,580)	$1,207
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	40	—	40

Comprehensive income (loss) attributable to Waste Management, Inc.	$1,300	$1,510	$937	$(2,580)	$1,167

Year Ended December 31, 2013
Comprehensive income (loss)	$112	$313	$311	$(645)	$91
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	32	—	32

Comprehensive income (loss) attributable to Waste Management, Inc.	$112	$313	$279	$(645)	$59

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2015
Cash flows from operating activities:
Consolidated net income (loss)	$753	$1,245	$1,288	$(2,534)	$752
Equity in earnings of subsidiaries, net of taxes	(1,245)	(1,289)	—	2,534	—
Other adjustments	9	(6)	1,743	—	1,746

Net cash provided by (used in) operating activities	(483)	(50)	3,031	—	2,498

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(554)	—	(554)
Capital expenditures	—	—	(1,233)	—	(1,233)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	145	—	145
Net receipts from restricted trust and escrow accounts and other, net	—	—	34	—	34

Net cash provided by (used in) investing activities	—	—	(1,608)	—	(1,608)

Cash flows from financing activities:
New borrowings	1,881	—	456	—	2,337
Debt repayments	(1,920)	(145)	(699)	—	(2,764)
Premiums paid on early extinguishment of debt	(503)	(52)	—	—	(555)
Common stock repurchases	(600)	—	—	—	(600)
Cash dividends	(695)	—	—	—	(695)
Exercise of common stock options	77	—	—	—	77
Acquisitions of and distributions paid to noncontrolling interests and other	9	—	36	—	45
(Increase) decrease in intercompany and investments, net	999	247	(1,246)	—	—

Net cash provided by (used in) financing activities	(752)	50	(1,453)	—	(2,155)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	(1,235)	—	(33)	—	(1,268)
Cash and cash equivalents at beginning of year	1,235	—	72	—	1,307

Cash and cash equivalents at end of year	$—	$—	$39	$—	$39

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2014
Cash flows from operating activities:
Consolidated net income (loss)	$1,298	$1,510	$1,110	$(2,580)	$1,338
Equity in earnings of subsidiaries, net of taxes	(1,510)	(1,070)	—	2,580	—
Other adjustments	(36)	(1)	1,030	—	993

Net cash provided by (used in) operating activities	(248)	439	2,140	—	2,331

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(35)	—	(35)
Capital expenditures	—	—	(1,151)	—	(1,151)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	1,618	635	—	2,253
Net receipts from restricted trust and escrow accounts and other, net	—	—	(72)	—	(72)

Net cash provided by (used in) investing activities	—	1,618	(623)	—	995

Cash flows from financing activities:
New borrowings	2,572	—	245	—	2,817
Debt repayments	(3,005)	—	(563)	—	(3,568)
Common stock repurchases	(600)	—	—	—	(600)
Cash dividends	(693)	—	—	—	(693)
Exercise of common stock options	93	—	—	—	93
Acquisitions of and distributions paid to noncontrolling interests and other	5	—	(126)	—	(121)
(Increase) decrease in intercompany and investments, net	3,111	(2,057)	(1,054)	—	—

Net cash provided by (used in) financing activities	1,483	(2,057)	(1,498)	—	(2,072)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)

Increase (decrease) in cash and cash equivalents	1,235	—	14	—	1,249
Cash and cash equivalents at beginning of year	—	—	58	—	58

Cash and cash equivalents at end of year	$1,235	$—	$72	$—	$1,307

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2013
Cash flows from operating activities:
Consolidated net income (loss)	$98	$313	$364	$(645)	$130
Equity in earnings of subsidiaries, net of taxes	(313)	(332)	—	645	—
Other adjustments	(2)	—	2,327	—	2,325

Net cash provided by (used in) operating activities	(217)	(19)	2,691	—	2,455

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(724)	—	(724)
Capital expenditures	—	—	(1,271)	—	(1,271)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	138	—	138
Net receipts from restricted trust and escrow accounts and other, net	—	—	(43)	—	(43)

Net cash provided by (used in) investing activities	—	—	(1,900)	—	(1,900)

Cash flows from financing activities:
New borrowings	1,140	—	1,092	—	2,232
Debt repayments	(1,120)	—	(957)	—	(2,077)
Common stock repurchases	(239)	—	—	—	(239)
Cash dividends	(683)	—	—	—	(683)
Exercise of common stock options	132	—	—	—	132
Acquisitions of and distributions paid to noncontrolling interests and other	14	—	(66)	—	(52)
(Increase) decrease in intercompany and investments, net	913	19	(932)	—	—

Net cash provided by (used in) financing activities	157	19	(863)	—	(687)

Effect of exchange rate changes on cash and cash equivalents	—	—	(4)	—	(4)

Increase (decrease) in cash and cash equivalents	(60)	—	(76)	—	(136)
Cash and cash equivalents at beginning of year	60	—	134	—	194

Cash and cash equivalents at end of year	$—	$—	$58	$—	$58

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25. Subsequent Event

On January 8, 2016, Waste Management Inc. of Florida, a wholly-owned subsidiary of WM, acquired certain operations and business assets of Southern Waste Systems/Sun Recycling in Southern Florida. The acquired business assets include residential, commercial, and industrial solid waste collection, processing/recycling and transfer operations, equipment, vehicles, real estate and customer agreements. Total consideration, inclusive of amounts for estimated working capital, paid at closing was $516 million and is subject to standard post-closing adjustments. The acquisition was funded primarily with borrowings under our $2.25 billion revolving credit facility.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2015 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015 as stated in their report, which appears in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2015. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers,” in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 12, 2016. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

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

The information required by this Item is incorporated herein by reference to the sections entitled “Executive Compensation — Executive Compensation Tables — Equity Compensation Plan Table,” “Director and Officer Stock Ownership,” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

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

Date: February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. STEINER David P. Steiner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2016

/s/ JAMES C. FISH, JR. James C. Fish, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2016

/s/ DON P. CARPENTER Don P. Carpenter	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2016

/s/ BRADBURY H. ANDERSON Bradbury H. Anderson	Director	February 18, 2016

/s/ FRANK M. CLARK, JR. Frank M. Clark	Director	February 18, 2016

/s/ ANDRÉS R. GLUSKI Andrés R. Gluski	Director	February 18, 2016

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 18, 2016

/s/ VICTORIA M. HOLT Victoria M. Holt	Director	February 18, 2016

/s/ KATHLEEN M. MAZZARELLA Kathleen M. Mazzarella	Director	February 18, 2016

/s/ JOHN C. POPE John C. Pope	Director	February 18, 2016

/s/ W. ROBERT REUM W. Robert Reum	Chairman of the Board and Director	February 18, 2016

/s/ THOMAS H. WEIDEMEYER Thomas H. Weidemeyer	Director	February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the consolidated financial statements of Waste Management, Inc. as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated February 18, 2016 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 18, 2016

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

	Balance Beginning of Year	Charged to Income	Accounts Written Off/Use of Reserve	Balance End of Year
2013 — Reserves for doubtful accounts(a)	$45	$39	$(50)	$34
2014 — Reserves for doubtful accounts(a)	$34	$42	$(45)	$31
2015 — Reserves for doubtful accounts(a)	$31	$36	$(42)	$25
2013 — Merger and restructuring accruals(b)	$32	$18	$(36)	$14
2014 — Merger and restructuring accruals(b)	$14	$82	$(51)	$45
2015 — Merger and restructuring accruals(b)	$45	$15	$(47)	$13

(a)	Includes reserves for doubtful accounts receivable and notes receivable.
(b)	Included in accrued liabilities in our Consolidated Balance Sheets. These accruals represent employee severance and benefit costs and transitional costs.

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	—	Third Restated Certificate of Incorporation of Waste Management, Inc. [incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010].

3.2	—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Form 8-K dated December 6, 2012].

4.1	—	Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].

4.2	—	Third Restated Certificate of Incorporation of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2014].

4.3	—	Amended and Restated By-laws of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2014].

4.4	—	Indenture for Subordinated Debt Securities dated February 3, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].

4.5	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].

4.6	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of Waste Management, Inc.’s 3.125% Senior Notes due 2025 [incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2015].

4.7	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of Waste Management, Inc.’s 3.125% Senior Notes due 2025 [incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2015].

4.8*	—	Schedule of Officers’ Certificates delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of Waste Management, Inc.’s Senior Notes. Waste Management and its subsidiaries are parties to debt instruments that have not been filed with the SEC under which the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of Waste Management and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Waste Management agrees to furnish a copy of such instruments to the SEC upon request.

10.1†	—	2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 13, 2014].

10.2†	—	2009 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].

10.3†	—	2005 Annual Incentive Plan [incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].

10.4†	—	Waste Management, Inc. Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2015].

10.5†*	—	First Amendment to Waste Management, Inc. Employee Stock Purchase Plan effective as of July 1, 2015.

10.6†	—	Waste Management, Inc. 409A Deferral Savings Plan as Amended and Restated effective January 1, 2014 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014].

10.7†	—	2004 Stock Incentive Plan [incorporated by reference to Appendix C to Proxy Statement on Schedule 14A filed April 8, 2004].

10.8	—	$2.25 Billion Second Amended and Restated Revolving Credit Agreement by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as syndication agents, BNP Paribas, Citibank, N.A., Deutsche Bank AG New York Branch, The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Royal Bank of Scotland plc, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as lead arrangers and joint bookrunners. [incorporated by reference to Exhibit 10.1 to Form 8-K filed July 30, 2013].

10.9	—	$2.25 Billion Third Amended and Restated Revolving Credit Agreement dated as of July 10, 2015 by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as syndication agents, BNP Paribas, Citibank, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Bank, Ltd., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as lead arrangers and joint bookrunners [incorporated by reference to Exhibit 10.1 to Form 8-K filed July 14, 2015].

10.10	—	CDN$650 Million Credit Facilities Credit Agreement by and among Waste Management of Canada Corporation and WM Quebec Inc., as borrowers, Waste Management, Inc. and Waste Management Holdings, Inc., as guarantors, The Bank of Nova Scotia, as administrative agent, JP Morgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, National Association, as co-syndication agents, the Bank of Nova Scotia, J.P. Morgan Securities LLC, Merrill, Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners and the Lenders from time to time party thereto [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2013].

10.11	—	First Amendment Agreement to CDN$650 Credit Facilities Credit Agreement by and among Waste Management of Canada Corporation and WM Quebec Inc., as borrowers, Waste Management, Inc. and Waste Management Holdings, Inc., as guarantors, the Lenders from time to time party thereto, and The Bank of Nova Scotia, as administrative agent [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2013].

10.12†	—	Employment Agreement between the Company and David Steiner dated May 6, 2002 [incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002].

10.13†	—	Employment Agreement between the Company and James E. Trevathan dated June 1, 2000 [incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].

10.14†	—	Amendment to Employment Agreement between the Company and James E. Trevathan [incorporated by reference to Exhibit 10.3 to Form 8-K dated March 9, 2011].

10.15†	—	Employment Agreement between the Company and James C. Fish, Jr. dated August 15, 2011 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011].

10.16†	—	First Amendment to Employment Agreement between the Company and James C. Fish, Jr. dated July 20, 2012 [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2012].

10.17†	—	Employment Agreement between the Company and Jeff Harris dated December 1, 2006 [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2006].

10.18†	—	Amendment to Employment Agreement by and between the Company and Jeff Harris [incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 30, 2011].

10.19†	—	Employment Agreement between the Company and John Morris dated June 18, 2012 [incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2012].

10.20†	—	Employment Agreement between the Company and Barry H. Caldwell dated September 23, 2002 [incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].

10.21†	—	Employment Agreement between the Company and Rick L Wittenbraker dated November 10, 2003 [incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2003].

10.22†	—	Separation and Release Agreement between USA Waste Management Resources, LLC and Rick L Wittenbraker dated January 30, 2015 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2015].

10.23	—	Employment Agreement between the Company and Puneet Bhasin dated December 7, 2009 [incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2009].

10.24†	—	Employment Agreement between the Company and Mark Schwartz dated July 5, 2012 [incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2012].

10.25†	—	Employment Agreement between the Company and Don P. Carpenter dated July 31, 2000, as amended by First Amendment to Employment Agreement between USA Waste-Management Resources, LLC and Don P. Carpenter effective as of August 24, 2012 [incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2012].

10.26†	—	Form of Director and Executive Officer Indemnity Agreement [incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2012].

10.27†	—	Form of 2014 Senior Leadership Team Award Agreement for Long Term Incentive Compensation under the Waste Management, Inc. 2009 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 7, 2014].

10.28†	—	Form of 2013 PSU Award Agreement with ROIC Performance Measure [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 7, 2013].

10.29†	—	Form of 2013 PSU Award Agreement with TSR Performance Measure [incorporated by reference to Exhibit 10.2 to Form 8-K dated March 7, 2013].

10.30†	—	Form of 2013 Stock Option Award Agreement [incorporated by reference to Exhibit 10.3 to Form 8-K dated March 7, 2013].

10.31†	—	Form of 2012 Restricted Stock Unit Award Agreement [incorporated by reference to Exhibit 10.2 to Form 8-K dated July 3, 2012].

10.32†	—	Form of 2015 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 3, 2015].

12.1*	—	Computation of Ratio of Earnings to Fixed Charges.

21.1*	—	Subsidiaries of the Registrant.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

32.1*	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2*	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

95*	—	Mine Safety Disclosures.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.