Form 10-Q
period 2016-03-31
WASTE MANAGEMENT INC
filed 2016-04-28
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 18, 2016 was 444,261,668 (excluding treasury shares of 186,020,793).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104	$39
Accounts receivable, net of allowance for doubtful accounts of $26 and $25, respectively	1,532	1,549
Other receivables	456	545
Parts and supplies	92	92
Other assets	118	120

Total current assets	2,302	2,345
Property and equipment, net of accumulated depreciation and amortization of $16,597 and $16,420, respectively	10,796	10,665
Goodwill	6,215	5,984
Other intangible assets, net	645	477
Investments in unconsolidated entities	371	360
Other assets	452	536

Total assets	$20,781	$20,367

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$591	$721
Accrued liabilities	980	1,064
Deferred revenues	465	472
Current portion of long-term debt	524	253

Total current liabilities	2,560	2,510
Long-term debt, less current portion	9,072	8,676
Deferred income taxes	1,438	1,391
Landfill and environmental remediation liabilities	1,606	1,584
Other liabilities	795	839

Total liabilities	15,471	15,000

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,795	4,827
Retained earnings	7,012	6,939
Accumulated other comprehensive income (loss)	(58)	(127)
Treasury stock at cost, 185,558,853 and 183,105,326 shares, respectively	(6,465)	(6,300)

Total Waste Management, Inc. stockholders’ equity	5,290	5,345
Noncontrolling interests	20	22

Total equity	5,310	5,367

Total liabilities and equity	$20,781	$20,367

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating revenues	$3,176	$3,040

Costs and expenses:
Operating	1,993	1,946
Selling, general and administrative	362	348
Depreciation and amortization	312	292
Restructuring	2	1
(Income) expense from divestitures, asset impairments and unusual items	(1)	13

	2,668	2,600

Income from operations	508	440

Other income (expense):
Interest expense, net	(95)	(104)
Loss on early extinguishment of debt	(1)	(550)
Equity in net losses of unconsolidated entities	(7)	(8)
Other, net	(9)	—

	(112)	(662)

Income (loss) before income taxes	396	(222)
Provision for (benefit from) income taxes	140	(91)

Consolidated net income (loss)	256	(131)
Less: Net income (loss) attributable to noncontrolling interests	(2)	(2)

Net income (loss) attributable to Waste Management, Inc.	$258	$(129)

Basic earnings (loss) per common share	$0.58	$(0.28)

Diluted earnings (loss) per common share	$0.58	$(0.28)

Cash dividends declared per common share	$0.41	$0.385

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Consolidated net income (loss)	$256	$(131)

Other comprehensive income (loss), net of taxes:
Derivative instruments, net	7	3
Available-for-sale securities, net	1	—
Foreign currency translation adjustments	61	(76)

Other comprehensive income (loss), net of taxes	69	(73)

Comprehensive income (loss)	325	(204)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2)	(2)

Comprehensive income (loss) attributable to Waste Management, Inc.	$327	$(202)

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Consolidated net income (loss)	$256	$(131)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	312	292
Deferred income tax provision	32	38
Interest accretion on landfill liabilities	22	21
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	1	1
Provision for bad debts	11	12
Equity-based compensation expense	30	20
Excess tax benefits associated with equity-based transactions	(7)	(7)
Net gain from disposal of assets	(5)	(7)
Effect of (income) expense from divestitures, asset impairments and unusual items and other, net	(1)	13
Equity in net losses of unconsolidated entities, net of dividends	7	8
Loss on early extinguishment of debt	1	550
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	111	(59)
Other current assets	(11)	(4)
Other assets	75	(19)
Accounts payable and accrued liabilities	(109)	(195)
Deferred revenues and other liabilities	(19)	(34)

Net cash provided by operating activities	706	499

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(537)	(445)
Capital expenditures	(317)	(233)
Proceeds from divestitures of businesses and other assets (net of cash divested)	13	19
Net receipts from restricted trust and escrow accounts	—	34
Other, net	(6)	(3)

Net cash used in investing activities	(847)	(628)

Cash flows from financing activities:
New borrowings	1,301	1,817
Debt repayments	(647)	(2,029)
Premiums paid on early extinguishment of debt	(1)	(554)
Common stock repurchases	(250)	—
Cash dividends	(183)	(176)
Exercise of common stock options	18	39
Excess tax benefits associated with equity-based transactions	7	7
Other, net	(39)	(2)

Net cash provided by (used in) financing activities	206	(898)

Effect of exchange rate changes on cash and cash equivalents	—	(3)

Increase (decrease) in cash and cash equivalents	65	(1,030)
Cash and cash equivalents at beginning of period	39	1,307

Cash and cash equivalents at end of period	$104	$277

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
	Total	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
		Shares	Amounts				Shares	Amounts
Balance, December 31, 2015	$5,367	630,282	$6	$4,827	$6,939	$(127)	(183,105)	$(6,300)	$22
Consolidated net income (loss)	256	—	—	—	258	—	—	—	(2)
Other comprehensive income (loss), net of taxes	69	—	—	—	—	69	—	—	—
Cash dividends declared	(183)	—	—	—	(183)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	51	—	—	(2)	(2)	—	1,596	55	—
Common stock repurchases	(250)	—	—	(30)	—	—	(4,051)	(220)	—
Other, net	—	—	—	—	—	—	1	—	—

Balance, March 31, 2016	$5,310	630,282	$6	$4,795	$7,012	$(58)	(185,559)	$(6,465)	$20

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation, and Waste Management’s wholly-owned and majority-owned subsidiaries. Waste Management is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc. and its consolidated subsidiaries. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

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

The Condensed Consolidated Financial Statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Adoption of New Accounting Standards

Debt Issuance Costs — In April 2015, and as subsequently amended, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with debt issuance costs which were previously presented as assets related to recognized debt liabilities. The amended guidance requires that debt issuance costs, other than those costs related to line of credit arrangements, be presented on the balance sheet as a direct deduction from the related debt liability, which is similar to the presentation for debt discounts and premiums. This guidance was effective for the Company on January 1, 2016. The Company’s adoption of this guidance was applied retrospectively and resulted in a reclassification of $52 million of such costs in our Condensed Consolidated Balance Sheet at December 31, 2015.

Consolidation — In February 2015, the FASB amended authoritative guidance associated with consolidation. The amended guidance makes changes to existing consolidation requirements associated with the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities, including limited partnerships and variable interest entities. The guidance was effective for the Company on January 1, 2016. The Company’s adoption of this guidance did not impact our consolidated financial statements.

Reclassifications

When necessary, reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2016			December 31, 2015
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$110	$32	$142	$112	$31	$143
Long-term	1,431	175	1,606	1,406	178	1,584

	$1,541	$207	$1,748	$1,518	$209	$1,727

The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2016 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2015	$1,518	$209
Obligations incurred and capitalized	13	—
Obligations settled	(15)	(5)
Interest accretion	22	1
Revisions in estimates and interest rate assumptions	(1)	2
Acquisitions, divestitures and other adjustments	4	—

March 31, 2016	$1,541	$207

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

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2016:

	March 31, 2016	December 31, 2015
$2.25 billion revolving credit facility, maturing July 2020 (weighted average interest rate of 1.4% at March 31, 2016)	$458	$20
Letter of credit facilities, maturing through December 2018	—	—
Canadian credit facility and term loan, maturing March 2019 (weighted average effective interest rate of 2.0% at March 31, 2016 and 2.2% at December 31, 2015)	353	84
Senior notes maturing through 2045, interest rates ranging from 2.60% to 7.75% (weighted average interest rate of 4.7% at March 31, 2016 and December 31, 2015)	6,039	6,050
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 0.4% to 5.7% (weighted average interest rate of 2.0% at March 31, 2016 and 1.9% at December 31, 2015)	2,418	2,447
Capital leases and other, maturing through 2055, interest rates up to 12%	328	328

	9,596	8,929
Current portion of long-term debt	524	253

	$9,072	$8,676

Debt Classification

As of March 31, 2016, we had $1,140 million of debt with stated maturities within 12 months and $381 million of tax-exempt bonds with term interest rate periods scheduled to expire within the next 12 months. Under U.S. Generally Accepted Accounting Principles (“GAAP”), these debt balances must be reported as “Current portion of long-term debt” unless the Company intends and has the ability to refinance the debt on a long-term basis. We have classified $997 million of these debt balances as long-term as of March 31, 2016 and the remaining $524 million is classified as current obligations. The classification of these debt balances as long-term is based on the following:

•

The Company intends to refinance the $500 million of 2.6% senior notes that mature in September 2016 on a long-term basis either by issuing new debt or by utilizing the forecasted available capacity of our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”).

•

The Company generally uses available cash to repay borrowings outstanding under the $2.25 billion revolving credit facility and any remaining balances are maintained by extending the maturities of the borrowings. Our current projections indicate that the Company will maintain $116 million of the $458 million of outstanding borrowings for the next 12 months.

•

The Company expects to successfully remarket the $381 million of tax-exempt bonds with term interest rate periods expiring within the next 12 months. In the event of a failed remarketing, we have the intent and ability to use availability under our $2.25 billion revolving credit facility to fund the debt obligations until they can be remarketed successfully.

As of March 31, 2016, we also had $491 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on these bonds are reset on either a daily or weekly basis through a

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remarketing process. All recent remarketings have successfully placed Company bonds with investors at reasonable, market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to use availability under our $2.25 billion revolving credit facility to fund the debt obligations until they can be remarketed successfully. Accordingly, we classified these borrowings as long-term in our Condensed Consolidated Balance Sheet at March 31, 2016.

Access to and Utilization of Credit Facilities

$2.25 Billion Revolving Credit Facility and Other Letter of Credit Facilities — As of March 31, 2016, we had an aggregate committed capacity of $2.4 billion for letters of credit under various U.S. credit facilities. Our $2.25 billion revolving credit facility expires in July 2020 and is our primary source of letter of credit capacity. Our remaining committed letter of credit capacity is provided under facilities with terms extending through December 2018. As of March 31, 2016, we had an aggregate of $965 million of letters of credit outstanding under various credit facilities. As of March 31, 2016, we had $458 million of outstanding borrowings under our $2.25 billion revolving credit facility and $815 million of letters of credit issued and supported by the facility, leaving $977 million of unused and available capacity.

Canadian Credit Facility and Term Loan — In March 2016, we amended and restated our Canadian credit agreement, decreasing the revolving credit capacity, increasing the amount of term credit, and extending the term through March 2019. Waste Management of Canada Corporation and WM Quebec Inc., wholly-owned subsidiaries of WM, are borrowers under the agreement. The amended and restated credit agreement provides the Company (i) C$50 million of revolving credit capacity, which can be used for borrowings or letters of credit, and (ii) C$460 million of non-revolving term credit that is prepayable without penalty. Prior to closing, there was a balance of C$90 million remaining on the prior C$500 million term loan. Upon closing, the term loan was fully drawn to repay the indebtedness owed under the prior Canadian credit agreement and to repay C$370 million of intercompany debt, which is further discussed below in Note 4. At no time during the three months ended March 31, 2016, did we have borrowings or letters of credit outstanding under the revolving credit agreement.

Debt Borrowings and Repayments

$2.25 Billion Revolving Credit Facility — During the three months ended March 31, 2016, we had net borrowings of $438 million under our $2.25 billion revolving credit facility. The proceeds from these borrowings were generally used to support our acquisition of certain operations and business assets of Southern Waste Systems/Sun Recycling (“SWS”) in Southern Florida. For additional information related to this acquisition, refer to Note 9.

Canadian Term Loan — During the three months ended March 31, 2016, we repaid C$27 million, or $20 million, of net advances under our prior Canadian term loan reducing the balance to C$90 million at the time of the amendment and restatement of the credit agreement. Upon closing the new Canadian credit agreement, we borrowed C$460 million, or $347 million, to repay the prior term loan and to allow our Canadian subsidiaries to repay C$370 million, or $280 million, of intercompany debt. The remaining increase in the carrying value of borrowings outstanding is due to foreign currency translation.

Senior Notes — During the first quarter of 2016, we repaid $10 million of our $600 million 6.1% senior notes due 2018 through an open market purchase. We recognized a $1 million pre-tax loss on early extinguishment of debt related to this transaction.

Tax-Exempt Bonds — We repaid $30 million of our tax-exempt bonds at their scheduled maturity with available cash during the three months ended March 31, 2016.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes Refinancing

In the first quarter of 2015, we recognized a pre-tax loss of $550 million associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through make whole redemption and cash tender offers. We replaced substantially all of the debt extinguished with new senior notes at significantly lower coupon interest rates and extended the weighted average duration of these debt obligations.

4.	Derivative Instruments and Hedging Activities

Cash Flow Hedges

Foreign Currency Derivatives

As of December 31, 2015, we had foreign exchange cross currency swaps outstanding for all of the anticipated cash flows associated with C$370 million of intercompany debt between WM Holdings and its wholly-owned Canadian subsidiaries. As discussed in Note 3, in March 2016, our Canadian subsidiaries repaid the intercompany debt with proceeds from our Canadian term loan. Concurrent with the repayment of the intercompany debt, we terminated the foreign exchange cross currency swaps and received $67 million in cash. The cash received from our termination of the swaps has been classified as a change in “Other current assets” and “Other assets” within “Net cash provided by operating activities” in the Condensed Consolidated Statement of Cash Flows. In addition, we recognized $8 million of expense associated with the termination of these swaps which was included in “Other, net” in the Condensed Consolidated Statement of Operations.

These cross currency swaps had been designated as cash flow hedges and as of December 31, 2015, the carrying value of the hedge position was reflected in our Condensed Consolidated Balance Sheet as $15 million of current other assets and $63 million of long-term other assets. Through March 2016 when the intercompany loans and the related hedges were terminated, gains or losses resulting from the remeasurement of the underlying non-functional currency intercompany loans were recognized in current earnings in the same financial statement line item as the offsetting gains or losses on the related cross currency swaps. There was no significant ineffectiveness associated with our cash flow hedges during the reported periods.

Forward-Starting Interest Rate Swaps

At March 31, 2016 and December 31, 2015, our “Accumulated other comprehensive income (loss)” included $41 million and $43 million, respectively, of after-tax deferred losses related to terminated swaps, which are being amortized as an increase to interest expense using the effective interest method over the ten-year terms of the related senior notes, which extend through 2024. As of March 31, 2016, $11 million of the deferred losses for these previously terminated swaps (on a pre-tax basis) is scheduled to be reclassified as an increase to interest expense over the next 12 months.

Refer to Note 11 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

Fair Value Hedges

Interest Rate Swaps

We did not have any interest rate swaps outstanding during the reported periods. However, in prior years, we entered into interest rate swaps to maintain a portion of our debt obligations at variable market interest rates and designated these interest rate swaps as fair value hedges of our fixed-rate senior notes. Fair value hedge accounting for interest rate swap contracts increased the carrying value of our debt instruments by $21 million and $23 million as of March 31, 2016 and December 31, 2015, respectively. The remaining fair value adjustments to long-term debt are being amortized as a reduction to interest expense using the effective interest

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method over the remaining term of the related senior notes, which extend through 2028. We recognized benefits to interest expense associated with the amortization of our terminated interest rate swaps of $2 million for both the three months ended March 31, 2016 and 2015.

5.	Income Taxes

Our effective income tax rate for the three months ended March 31, 2016 and 2015 was 35.4% of income before income taxes and 41.0% of the loss before income taxes, respectively. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2016 was primarily due to the unfavorable impact of state and local income taxes offset by the favorable impact of federal tax credits. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2015 was primarily due to the impact of loss on early extinguishment of debt and federal tax credits.

Investment in Refined Coal Facility — In 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility in North Dakota. The facility’s refinement processes qualify for federal tax credits that are expected to be realized through 2019 in accordance with Section 45 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statements of Operations. We recognized $1 million of net losses resulting from our share of the entity’s operating losses during both the three months ended March 31, 2016 and 2015. Our tax provision was reduced by $4 million for both the three months ended March 31, 2016 and 2015, primarily as a result of tax credits realized from this investment. See Note 14 for additional information related to this investment.

Investment in Low-Income Housing Properties — In 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. The entity’s low-income housing investments qualify for federal tax credits that are expected to be realized through 2020 in accordance with Section 42 of the Internal Revenue Code.

We account for our investment in this entity using the equity method of accounting, recognizing our share of the entity’s results of operations and other reductions in the value of our investment in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statements of Operations. The value of our investment decreases as the tax credits are generated and utilized. During the three months ended March 31, 2016 and 2015, we recognized $5 million and $6 million, respectively, of net losses relating to our equity investment in this entity and $1 million of interest expense for both periods. During the three months ended March 31, 2016 and 2015, we recognized a reduction in our tax provision of $7 million (including $5 million of tax credits) and $7 million (including $4 million of tax credits), respectively. See Note 14 for additional information related to this investment.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended March 31,
	2016	2015
Number of common shares outstanding at end of period	444.7	457.8
Effect of using weighted average common shares outstanding	1.4	0.7

Weighted average basic common shares outstanding	446.1	458.5
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.5	—

Weighted average diluted common shares outstanding	448.6	458.5

Potentially issuable shares	11.2	11.5
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2.5	11.5

7.	Commitments and Contingencies

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

We have retained a significant portion of the risks related to our automobile, general liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from our assumptions used. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties in connection with both consolidated and unconsolidated entities. Guarantee agreements outstanding as of March 31, 2016 (excluding those related to Wheelabrator obligations that are discussed below) include (i) guarantees of unconsolidated entities’ financial obligations maturing through 2020 for maximum future payments of $7 million and (ii) agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 21 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In December 2014, we sold our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Before the divestiture of our Wheelabrator business, WM had guaranteed certain operational and financial performance obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. Wheelabrator is working with the various third-party beneficiaries to release WM from these guarantees, but until they are successful, WM has agreed to retain the guarantees and, in exchange, receive a credit support fee. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements, and as of December 31, 2015, WM’s maximum future payments associated with those guarantees were $106 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. We have recorded the fair value of the operational and financial performance guarantees, some of which could extend through 2038 if not terminated, in our Condensed Consolidated Balance Sheets. The estimated fair value of WM’s potential obligation associated with guarantees of Wheelabrator obligations (net of credit support fee) at both March 31, 2016 and December 31, 2015 was $13 million. We currently do not expect the financial impact of such operational and financial performance guarantees to materially exceed the recorded fair value.

Environmental Matters — A significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection. The nature of our operations, particularly with respect to the construction, operation and maintenance of our landfills, subjects us to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a site. In addition to remediation activity required by state or local authorities, such liabilities include potentially responsible party, or PRP, investigations. The costs associated with these liabilities can include settlements, certain legal and consultant fees, as well as incremental internal and external costs directly associated with site investigation and clean-up.

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $190 million higher than the $207 million recorded in the Condensed Consolidated Financial Statements as of March 31, 2016. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of March 31, 2016, we had been notified by the government that we are a PRP in connection with 75 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

Litigation — On March 26, 2015, the Company acquired Deffenbaugh Disposal Inc. (“Deffenbaugh”). In May 2012 and December 2013, Deffenbaugh was named as a defendant in purported class actions filed in the United States District Court for the District of Kansas. These cases pertained to fuel, environmental and base rate charges included on invoices, generally alleging that such charges were not properly disclosed, were unfair or were contrary to the customer service contracts. We have agreed on settlement terms for both cases. We

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

submitted a request for preliminary court approval during the fourth quarter of 2015 and are awaiting action on our request. The anticipated settlements will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Multiemployer Defined Benefit Pension Plans — About 20% of our workforce is covered by collective bargaining agreements with various union locals across the United States and Canada. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multiemployer defined benefit pension plans for the covered employees. In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer defined benefit pension plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. Any other circumstance resulting in a decline in Company contributions to a multiemployer defined benefit pension plan through a reduction in the labor force, whether through attrition over time or through a business event (such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain operations) may also trigger a complete or partial withdrawal from one or more of these pension plans. We do not believe that any future liability for withdrawals from the multiemployer defined benefit pension plans to which we contribute could have a material adverse effect on our business, financial condition or liquidity. However, liability for future withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn and the financial condition of the multiemployer defined benefit pension plan(s) at the time of such withdrawal(s).

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are currently in the examination phase of IRS audits for the tax years 2014, 2015 and 2016 and expect these audits to be completed within the next three, 12 and 24 months, respectively. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2009, with the exception of affirmative claims in a limited number of jurisdictions that date back to 2000. We acquired Deffenbaugh, which is subject to potential IRS examination for the years 2012 through the date of acquisition in 2015. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

8.	Segment and Related Information

We evaluate, oversee and manage the financial performance of our Solid Waste subsidiaries through our 17 Areas. The 17 Areas constitute our operating segments and none of the Areas individually meet the quantitative criteria to be a separate reportable segment. We have evaluated the aggregation criteria and concluded that, based on the similarities between our Areas, including the fact that our Solid Waste business is homogenous across geography with the same services offered across the Areas, aggregation of our Areas is appropriate for purposes of presenting our reportable segments. Accordingly, we have aggregated our 17 Areas into three tiers that we believe have similar economic characteristics and future prospects based in large part on a review of the Areas’ income from operations margins. The economic variations experienced by our Areas are attributable to a variety of factors, including regulatory environment of the Area; economic environment of the Area, including level of commercial and industrial activity; population density; service offering mix and disposal logistics, with no one factor being singularly determinative of an Area’s current or future economic performance.

Annually, we analyze the Areas’ income from operations margin for purposes of segment reporting and in the fourth quarter of 2015, we realigned our Solid Waste tiers to reflect changes in their relative economic characteristics and prospects. These changes are the results of various factors including acquisitions, divestments, business mix and the economic climate of various geographies. Reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
March 31, 2016
Solid Waste:
Tier 1	$1,241	$(212)	$1,029	$334
Tier 2	781	(142)	639	145
Tier 3	1,260	(212)	1,048	208

Solid Waste	3,282	(566)	2,716	687
Other	500	(40)	460	(36)

	3,782	(606)	3,176	651
Corporate and Other	—	—	—	(143)

Total	$3,782	$(606)	$3,176	$508

March 31, 2015
Solid Waste:
Tier 1	$1,195	$(190)	$1,005	$296
Tier 2	780	(143)	637	139
Tier 3	1,122	(180)	942	178

Solid Waste	3,097	(513)	2,584	613
Wheelabrator	—	—	—	(7)
Other	478	(22)	456	(23)

	3,575	(535)	3,040	583
Corporate and Other	—	—	—	(143)

Total	$3,575	$(535)	$3,040	$440

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

Southern Waste Systems/Sun Recycling — On January 8, 2016, Waste Management Inc. of Florida, a wholly-owned subsidiary of WM, acquired certain operations and business assets of SWS in Southern Florida. The acquired business assets include residential, commercial, and industrial solid waste collection, processing/recycling and transfer operations, equipment, vehicles, real estate and customer agreements. Total consideration was $525 million and is subject to standard post-closing adjustments. The acquisition was funded primarily with borrowings under our $2.25 billion revolving credit facility. For the three months ended March 31, 2016, SWS recognized revenues of $37 million and net income of $1 million which are included in our Condensed Consolidated Statement of Operations.

Goodwill of $250 million was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned to our Florida Area as it is expected to benefit from the synergies of the combination. Goodwill related to this acquisition is deductible for income tax purposes.

Deffenbaugh Disposal, Inc. — On March 26, 2015, we acquired Deffenbaugh, one of the largest privately owned collection and disposal firms in the Midwest, for total consideration, net of cash acquired, of $400 million. Deffenbaugh’s assets include five collection operations, seven transfer stations, two recycling facilities, one subtitle-D landfill, and one construction and demolition landfill.

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

The allocation of the purchase price for the Deffenbaugh acquisition is final. The allocation of the purchase price for the SWS acquisition is preliminary and subject to change based on the finalization of our detailed valuations. The following table presents the final allocation of the purchase price for Deffenbaugh and the acquisition date allocation of the purchase price for SWS (in millions):

	Deffenbaugh	SWS
Cash and cash equivalents	$15	$—
Accounts and other receivables	22	—
Parts and supplies	2	—
Deferred income tax asset	11	—
Other current assets	10	—
Property and equipment	207	93
Goodwill	159	250
Other intangible assets	100	182
Other assets	1	—
Accounts payable	(2)	—
Accrued liabilities	(20)	—
Deferred revenues	(6)	—
Landfill and environmental remediation liabilities	(18)	—
Deferred income tax liability	(52)	—
Other liabilities	(14)	—

Total purchase price	$415	$525

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the final and preliminary allocations of the purchase price for Deffenbaugh and SWS, respectively, to other intangible assets (amounts in millions, except for amortization periods):

	Deffenbaugh		SWS
	Amount	Weighted Average Amortization Periods (in Years)	Amount	Weighted Average Amortization Periods (in Years)
Customer relationships	$94	15.0	$160	10.0
Noncompete agreements	—	—	18	5.0
Trade name	6	15.0	4	10.0

Total other intangible assets subject to amortization	$100	15.0	$182	9.5

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Deffenbaugh and SWS occurred at January 1, 2015 (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Operating revenues	$3,178	$3,111
Net income (loss) attributable to Waste Management, Inc.	258	(130)
Basic earnings (loss) per common share	0.58	(0.28)
Diluted earnings (loss) per common share	0.58	(0.28)

10.	Asset Impairments and Unusual Items

(Income) expense from divestitures, assets impairments and unusual items

In the first quarter of 2015 we recognized net charges of $13 million, including $7 million of post-closing adjustments associated with the sale of our Wheelabrator business in December 2014. In addition, we recognized a $5 million impairment charge related to a landfill in our Western Canada Area.

11.	Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2015	$(52)	$8	$(75)	$(8)	$(127)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(4), $0, $0 and $0, respectively	(7)	1	61	—	55
Amounts reclassified from accumulated other comprehensive income, net of tax (expense) benefit of 9, $0, $0 and $0, respectively	14	—	—	—	14

Net current period other comprehensive income (loss)	7	1	61	—	69

Balance, March 31, 2016	$(45)	$9	$(14)	$(8)	$(58)

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of other comprehensive income (loss) before reclassifications associated with the effective portion of derivatives designated as cash flow hedges are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Foreign currency derivatives	$(11)	$24
Tax (expense) benefit	4	(9)

Net of tax	$(7)	$15

The significant amounts reclassified out of each component of accumulated other comprehensive income (loss) are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	Three Months Ended March 31,		Statement of Operations Classification
	2016	2015
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(3)	$(3)	Interest expense, net
Treasury rate locks	—	(3)	Interest expense, net
Foreign currency derivatives	(20)	26	Other, net

	(23)	20	Total before tax
	9	(8)	Tax (expense) benefit

Total reclassifications for the period	$(14)	$12	Net of tax

12.	Share Repurchases

Our share repurchases have been made in accordance with financial plans approved by our Board of Directors. The Company entered into an accelerated share repurchase (“ASR”) agreement in December 2015 to repurchase $150 million of our common stock in early 2016. In January 2016, we delivered $150 million in cash and received 2.0 million shares based on a stock price of $53.37. The ASR agreement completed in February 2016, at which time we received 0.9 million additional shares based on a final weighted average per share purchase price during the repurchase period of $53.15.

In March 2016, the Company entered into an ASR agreement to repurchase an additional $100 million of our common stock. At the beginning of the ASR repurchase period, we delivered $100 million in cash and received 1.2 million shares based on a stock price of $56.95. The ASR agreement completed in April 2016, at which time we received 0.5 million additional shares based on a final weighted average per share purchase price during the repurchase period of $58.33.

After completion of these two ASRs, the Company has authorization for $900 million of future share repurchases.

Each ASR agreement was accounted for as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASR agreements and (ii) as a forward contract indexed to our own common stock for the undelivered shares. The initial delivery of shares is included in treasury stock at cost and resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to our own stock met the criteria for equity classification, and these amounts are initially recorded in additional paid-in capital and reclassified to treasury stock upon completion of the ASR agreement.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any future share repurchases pursuant to the authorization of our Board of Directors will be made at the discretion of management.

13.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at March 31, 2016 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$34	$34	$—	$—
Available-for-sale securities	44	—	44	—
Fixed-income securities	41	—	41	—
Redeemable preferred stock	48	—	—	48

Total assets	$167	$34	$85	$48

		Fair Value Measurements at December 31, 2015 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$35	$35	$—	$—
Available-for-sale securities	43	—	43	—
Fixed-income securities	40	—	40	—
Foreign currency derivatives(b)	78	—	78	—
Redeemable preferred stock	47	—	—	47

Total assets	$243	$35	$161	$47

(a)

When available, Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public comparables. There has not been any significant change in the fair value of the redeemable preferred stock since our assessment at December 31, 2015.

(b)	In March 2016, we terminated our foreign currency derivatives. Refer to Note 4 for additional information.

Fair Value of Debt

At March 31, 2016 and December 31, 2015, the carrying value of our debt was approximately $9.6 billion and $8.9 billion, respectively. The carrying value of our debt includes adjustments associated with fair value hedge accounting related to our interest rate swaps as discussed in Note 4.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of our debt was approximately $10.1 billion and $9.2 billion at March 31, 2016 and December 31, 2015, respectively. The carrying value of remarketable debt and borrowings under our revolving credit facilities approximates fair value due to the short-term nature of the interest rates. The fair value of our senior notes and other debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments. The increase in the fair value of our debt when comparing March 31, 2016 with December 31, 2015 is primarily related to $654 million of net borrowings during 2016, as well as increases in the fair value attributable to recent decreases in long-term interest rates.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2016 and December 31, 2015. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

14.	Variable Interest Entities

Following is a description of our financial interests in variable interest entities that we consider significant, including (i) those that represent a significant interest in an unconsolidated entity and (ii) trusts for final capping, closure, post-closure or environmental remediation obligations.

Significant Unconsolidated Variable Interest Entities

Investment in Refined Coal Facility — In 2011, we acquired a noncontrolling interest in a limited liability company established to invest in and manage a refined coal facility. Along with the other equity investor, we support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our initial consideration for this investment consisted of a cash payment of $48 million. At March 31, 2016 and December 31, 2015, our investment balance was $32 million and $29 million, respectively, representing our maximum pre-tax exposure to loss. Under the terms and conditions of the transaction, we do not believe that we have any material exposure to loss. Required capital contributions commenced in 2013 and will continue through the expiration of the tax credits under Section 45 of the Internal Revenue Code, which occurs at the end of 2019. We are only obligated to make future contributions to the extent tax credits are generated. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

Investment in Low-Income Housing Properties — In 2010, we acquired a noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. We support the operations of the entity in exchange for a pro-rata share of the tax credits it generates. Our target return on the investment is guaranteed and, therefore, we do not believe that we have any material exposure to loss. Our consideration for this investment totaled $221 million, which was comprised of a $215 million note payable and an initial cash payment of $6 million. At March 31, 2016 and December 31, 2015, our investment balance was $75 million and $81 million, respectively, and our debt balance was $74 million and $80 million, respectively. We determined that we are not the primary beneficiary of this entity as we do not have the power to individually direct the entity’s activities. Accordingly, we account for this investment under the equity method of accounting and do not consolidate the entity. Additional information related to this investment is discussed in Note 5.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheets. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income (loss).” These trusts had a fair value of $94 million at both March 31, 2016 and December 31, 2015. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheets, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $93 million at both March 31, 2016 and December 31, 2015.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2016

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$104	$—	$104
Other current assets	4	6	2,188	—	2,198

	4	6	2,292	—	2,302
Property and equipment, net	—	—	10,796	—	10,796
Investments in and advances to affiliates	18,861	19,285	7,401	(45,547)	—
Other assets	18	29	7,636	—	7,683

Total assets	$18,883	$19,320	$28,125	$(45,547)	$20,781

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$341	$—	$183	$—	$524
Accounts payable and other current liabilities	60	4	1,972	—	2,036

	401	4	2,155	—	2,560
Long-term debt, less current portion	5,927	304	2,841	—	9,072
Due to affiliates	7,250	151	—	(7,401)	—
Other liabilities	15	—	3,824	—	3,839

Total liabilities	13,593	459	8,820	(7,401)	15,471
Equity:
Stockholders’ equity	5,290	18,861	19,285	(38,146)	5,290
Noncontrolling interests	—	—	20	—	20

	5,290	18,861	19,305	(38,146)	5,310

Total liabilities and equity	$18,883	$19,320	$28,125	$(45,547)	$20,781

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2015

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$39	$—	$39
Other current assets	3	6	2,297	—	2,306

	3	6	2,336	—	2,345
Property and equipment, net	—	—	10,665	—	10,665
Investments in and advances to affiliates	18,557	18,911	7,365	(44,833)	—
Other assets	23	29	7,305	—	7,357

Total assets	$18,583	$18,946	$27,671	$(44,833)	$20,367

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$41	$—	$212	$—	$253
Accounts payable and other current liabilities	83	9	2,165	—	2,257

	124	9	2,377	—	2,510
Long-term debt, less current portion	5,801	304	2,571	—	8,676
Due to affiliates	7,289	76	—	(7,365)	—
Other liabilities	24	—	3,790	—	3,814

Total liabilities	13,238	389	8,738	(7,365)	15,000
Equity:
Stockholders’ equity	5,345	18,557	18,911	(37,468)	5,345
Noncontrolling interests	—	—	22	—	22

	5,345	18,557	18,933	(37,468)	5,367

Total liabilities and equity	$18,583	$18,946	$27,671	$(44,833)	$20,367

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2016

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,176	$—	$3,176
Costs and expenses	—	—	2,668	—	2,668

Income from operations	—	—	508	—	508

Other income (expense):
Interest expense, net	(74)	(5)	(16)	—	(95)
Loss on early extinguishment of debt	(1)	—	—	—	(1)
Equity in earnings of subsidiaries, net of taxes	304	307	—	(611)	—
Other, net	—	—	(16)	—	(16)

	229	302	(32)	(611)	(112)

Income (loss) before income taxes	229	302	476	(611)	396
Provision for (benefit from) income taxes	(29)	(2)	171	—	140

Consolidated net income (loss)	258	304	305	(611)	256
Less: Net income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income (loss) attributable to Waste Management, Inc.	$258	$304	$307	$(611)	$258

Three Months Ended March 31, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,040	$—	$3,040
Costs and expenses	—	6	2,594	—	2,600

Income from operations	—	(6)	446	—	440

Other income (expense):
Interest expense, net	(79)	(7)	(18)	—	(104)
Loss on early extinguishment of debt	(498)	(52)	—	—	(550)
Equity in earnings of subsidiaries, net of taxes	231	273	—	(504)	—
Other, net	—	—	(8)	—	(8)

	(346)	214	(26)	(504)	(662)

Income (loss) before income taxes	(346)	208	420	(504)	(222)
Provision for (benefit from) income taxes	(217)	(23)	149	—	(91)

Consolidated net income (loss)	(129)	231	271	(504)	(131)
Less: Net income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income (loss) attributable to Waste Management, Inc.	$(129)	$231	$273	$(504)	$(129)

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2016
Comprehensive income (loss)	$260	$304	$372	$(611)	$325
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive income (loss) attributable to Waste Management, Inc.	$260	$304	$374	$(611)	$327

Three Months Ended March 31, 2015
Comprehensive income (loss)	$(125)	$231	$194	$(504)	$(204)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive income (loss) attributable to Waste Management, Inc.	$(125)	$231	$196	$(504)	$(202)

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2016

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$258	$304	$305	$(611)	$256
Equity in earnings of subsidiaries, net of taxes	(304)	(307)	—	611	—
Other adjustments	(20)	(6)	476	—	450

Net cash provided by (used in) operating activities	(66)	(9)	781	—	706

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(537)	—	(537)
Capital expenditures	—	—	(317)	—	(317)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	13	—	13
Net receipts from restricted trust and escrow accounts and other, net	—	—	(6)	—	(6)

Net cash used in investing activities	—	—	(847)	—	(847)

Cash flows from financing activities:
New borrowings	914	—	387	—	1,301
Debt repayments	(487)	—	(160)	—	(647)
Premiums paid on early extinguishment of debt	(1)	—	—	—	(1)
Common stock repurchases	(250)	—	—	—	(250)
Cash dividends	(183)	—	—	—	(183)
Exercise of common stock options	18	—	—	—	18
Other, net	7	—	(39)	—	(32)
(Increase) decrease in intercompany and investments, net	48	9	(57)	—	—

Net cash provided by (used in) financing activities	66	9	131	—	206

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	—	65	—	65
Cash and cash equivalents at beginning of period	—	—	39	—	39

Cash and cash equivalents at end of period	$—	$—	$104	$—	$104

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Three Months Ended March 31, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income (loss)	$(129)	$231	$271	$(504)	$(131)
Equity in earnings of subsidiaries, net of taxes	(231)	(273)	—	504	—
Other adjustments	(23)	(10)	663	—	630

Net cash provided by (used in) operating activities	(383)	(52)	934	—	499

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(445)	—	(445)
Capital expenditures	—	—	(233)	—	(233)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	19	—	19
Net receipts from restricted trust and escrow accounts and other, net	—	—	31	—	31

Net cash used in investing activities	—	—	(628)	—	(628)

Cash flows from financing activities:
New borrowings	1,781	—	36	—	1,817
Debt repayments	(1,820)	(144)	(65)	—	(2,029)
Premiums paid on early extinguishment of debt	(502)	(52)	—	—	(554)
Cash dividends	(176)	—	—	—	(176)
Exercise of common stock options	39	—	—	—	39
Other, net	5	—	—	—	5
(Increase) decrease in intercompany and investments, net	(11)	248	(237)	—	—

Net cash provided by (used in) financing activities	(684)	52	(266)	—	(898)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	(1,067)	—	37	—	(1,030)
Cash and cash equivalents at beginning of period	1,235	—	72	—	1,307

Cash and cash equivalents at end of period	$168	$—	$109	$—	$277

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	New Accounting Standards Pending Adoption

Stock Compensation — In March 2016, the FASB issued amended authoritative guidance associated with stock-based employee compensation as part of its simplification initiative to reduce the cost and complexity of compliance with GAAP while maintaining or improving the usefulness of the information provided. The amended guidance changes both the accounting and financial reporting for certain income tax impacts of stock-based compensation. All excess tax benefits and tax deficiencies will be required to be recognized as income tax benefit or expense rather than as a component of equity. The guidance also provides for changes in the calculation of forfeitures related to the expense of stock-based employee compensation. The amended authoritative guidance is effective for the Company on January 1, 2017, with early adoption permitted. We are assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements.

Leases — In February 2016, the FASB amended authoritative guidance associated with lease accounting. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. The disclosure of key information about leasing arrangements will also be required. The amended authoritative guidance is effective for the Company on January 1, 2019, with early adoption permitted. We are in the process of assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements and disclosures.

Financial Instruments — In January 2016, the FASB amended authoritative guidance associated with the recognition and measurement of financial assets and liabilities. The amended guidance will require certain equity investments that are not consolidated to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. The adoption of this amended guidance will not have a material impact on our consolidated financial statements.

Revenue Recognition — In May 2014, the FASB amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption. We are in the process of assessing the provisions of the amended guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

•

we may fail in implementing or maintaining our cost saving, optimization and growth initiatives and overall business strategy, which could adversely impact our financial performance and growth, and implementation of our initiatives and strategy may have associated negative consequences, such as fragmentation of efforts, increased indebtedness, asset impairments, business disruption, employee distraction, and regulatory issues;

•

a key element of our strategy is yield management through focus on price leadership, which has presented challenges to keep existing business and win new business at reasonable returns; the loss of volumes as a result of price increases and our unwillingness to pursue lower margin volumes may negatively affect our cash flows or results of operations;

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

•

certain materials processed by our recycling operations are subject to significant commodity price fluctuations, as are methane gas, electricity and other energy-related products marketed and sold by our landfill gas recovery operations; fluctuations in commodity prices may have negative effects on our operating results;

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

•	weak economic conditions may negatively affect the volumes of waste generated and demand for post-consumer fiber and metals processed by our recycling operations;

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

•

we are increasingly dependent on the availability of natural gas and fueling infrastructure and vulnerable to natural gas prices; difficulty obtaining natural gas and increases in natural gas prices could increase our operating costs;

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

•

we are subject to operational and safety risks; such risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction;

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

•

weather conditions and “one-time” special projects cause our results to fluctuate, and harsh weather or natural disasters may cause us to temporarily suspend operations; our stock price may be negatively impacted by interim variations in our results;

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

Key items of our financial results for the current quarter include:

•

Revenues of $3,176 million compared with $3,040 million in the first quarter of 2015, an increase of $136 million, or 4.5%. This increase in revenues is attributable to (i) acquisitions, which increased revenues by $92 million, primarily due to the acquisitions of Deffenbaugh in March 2015 and SWS in January 2016; (ii) yield on our collection and disposal operations, which increased revenues by $69 million; and (iii) higher volumes, which increased our revenues by $57 million. These increases were partially offset by (i) lower fuel surcharges and mandated fees of $32 million, primarily due to lower year-over-year average fuel prices; (ii) year-over-year recycling commodity price declines, which lowered revenues by $21 million; (iii) foreign currency translation of $18 million related to our Canadian operations; and (iv) divestitures, which decreased revenue by $11 million;

•

Operating expenses of $1,993 million, or 62.8% of revenues, compared with $1,946 million, or 64.0% of revenues, in the first quarter of 2015. The margin expansion achieved reflects the contributions of our continued focus on price and operating efficiency. The $47 million increase in expenses is primarily attributable to (i) the acquisitions of Deffenbaugh and SWS; (ii) higher volumes in the current year period; and (iii) increased landfill leachate disposal costs. These increases were partially offset by lower fuel costs primarily due to lower year-over-year average fuel prices;

•

Selling, general and administrative expenses of $362 million, or 11.4% of revenues, compared with $348 million, or 11.4% of revenues, in the first quarter of 2015. This increase of $14 million is primarily attributable to (i) higher incentive compensation costs; (ii) increased headcount from our acquisitions of Deffenbaugh and SWS; and (iii) merit increases. These increases are partially offset by decreased legal fees;

•	Income from operations of $508 million, or 16.0% of revenues, compared with $440 million, or 14.5% of revenues, in the first quarter of 2015; and

•

Net income attributable to Waste Management, Inc. of $258 million, or $0.58 per diluted share, as compared with the net loss of $129 million, or $0.28 per diluted share, in the first quarter of 2015. The year-over-year comparison has been significantly affected by the loss on early extinguishment of debt in the first quarter of 2015 discussed below.

Our first quarter of 2015 results were affected by the following:

•

The recognition of a pre-tax loss of $550 million associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through a make-whole redemption and cash tender offer. We replaced substantially all of the debt extinguished with new senior notes at significantly lower coupon interest rates and extended the weighted average duration of these debt obligations. These charges incurred for the redemption had a negative impact of $0.74 on our diluted loss per share; and

•

The recognition of pre-tax charges of $14 million associated with divestitures, impairments and restructuring, including $7 million of post-closing adjustments associated with the sale of our Wheelabrator business in December 2014 and a $5 million impairment charge related to a landfill in our Western Canada Area. Combined, these charges had a negative impact of $0.03 on our diluted loss per share.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$706	$499
Capital expenditures	(317)	(233)
Proceeds from divestitures of businesses and other assets (net of cash divested)	13	19

Free cash flow	$402	$285

When comparing our cash flows from operating activities for the reported periods, the increase of $207 million was primarily related to (i) higher earnings from our traditional Solid Waste business; (ii) cash proceeds of $67 million from the termination of our foreign exchange cross currency swaps in the first quarter of 2016; and (iii) a decrease of $46 million in incentive plan cash payments in the first quarter of 2016 when compared to the prior year period.

Although capital expenditures were $84 million higher for the three months ended March 31, 2016 when compared to the prior year period, the Company continues to maintain a disciplined focus on capital management. The increase in our capital expenditures is generally the result of additional spending on new business opportunities and acquisitions, growth in our existing business and the timing of replacement of aging assets. The increase when compared to prior year is also a result of efforts to spend capital more ratably throughout the year.

Acquisitions

Southern Waste Systems/Sun Recycling — On January 8, 2016, Waste Management Inc. of Florida, a wholly-owned subsidiary of WM, acquired certain operations and business assets of Southern Waste Systems/Sun Recycling (“SWS”) in Southern Florida. The acquired business assets include residential, commercial, and industrial solid waste collection, processing/recycling and transfer operations, equipment, vehicles, real estate and customer agreements. Total consideration was $525 million and is subject to standard post-closing adjustments. The acquisition was funded primarily with borrowings under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”). For the three months ended March 31, 2016, SWS recognized revenues of $37 million and net income of $1 million which are included in our Condensed Consolidated Statement of Operations.

Deffenbaugh Disposal, Inc. — On March 26, 2015, we acquired Deffenbaugh Disposal, Inc. (“Deffenbaugh”), one of the largest privately owned collection and disposal firms in the Midwest, for total consideration, net of cash acquired, of $400 million. Deffenbaugh’s assets include five collection operations, seven transfer stations, two recycling facilities, one subtitle-D landfill, and one construction and demolition landfill.

Adoption of New Accounting Standards

Debt Issuance Costs — In April 2015, and as subsequently amended, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance associated with debt issuance costs which were previously presented as assets related to recognized debt liabilities. The amended guidance requires that debt issuance costs, other than those costs related to line of credit arrangements, be presented on the balance sheet as a direct deduction from the related debt liability, which is similar to the presentation for debt discounts and premiums. This guidance was effective for the Company on January 1, 2016. The Company’s adoption of this guidance was applied retrospectively and resulted in a reclassification of $52 million of such costs in our Condensed Consolidated Balance Sheet at December 31, 2015.

Consolidation — In February 2015, the FASB amended authoritative guidance associated with consolidation. The amended guidance makes changes to existing consolidation requirements associated with the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities, including limited partnerships and variable interest entities. The guidance was effective for the Company on January 1, 2016. The Company’s adoption of this guidance did not impact our consolidated financial statements.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, deferred income taxes and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. We also provide additional services that are not managed through our Solid Waste business, including Strategic Business Solutions (“WMSBS”), Energy and Environmental Services, recycling brokerage services, landfill gas-to-energy services, and expanded service offerings and solutions. In addition, we offer portable self-storage and long distance moving services through a joint venture; fluorescent bulb and universal waste mail-back through our LampTracker® program; portable restroom servicing under the name Port-o-Let® and street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties. These operations are presented as “Other” in the table below. The following table summarizes revenues during each period (in millions):

	Three Months Ended March 31,
	2016	2015
Solid Waste	$3,282	$3,097
Other	500	478
Intercompany	(606)	(535)

Total	$3,176	$3,040

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended March 31,
	2016	2015
Commercial	$846	$820
Residential	610	612
Industrial	561	509
Other	96	76

Total collection	2,113	2,017
Landfill	707	635
Transfer	346	308
Recycling	268	282
Other	348	333
Intercompany	(606)	(535)

Total	$3,176	$3,040

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended March 31, 2016 vs. 2015
	Amount	As a % of Total Company(a)
Average yield(b)	$16	0.5%
Volume	57	1.9

Internal revenue growth	73	2.4
Acquisitions	92	3.0
Divestitures	(11)	(0.3)
Foreign currency translation	(18)	(0.6)

Total	$136	4.5%

(a)

Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,029 million).

(b)

The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We also analyze the changes in average yield in terms of related business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related business basis (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2016 vs. 2015
	Amount	As a % of Related Business(i)
Average yield:
Collection and disposal	$69	2.6%
Recycling commodities	(21)	(8.0)
Fuel surcharges and mandated fees	(32)	(24.6)

Total	$16	0.5%

(i)	Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period.

Our revenues increased $136 million, or 4.5%, for the three months ended March 31, 2016 as compared with the prior year period. Our revenue increase was driven by (i) acquisitions, particularly the acquisitions of Deffenbaugh in March 2015 and SWS in January 2016; (ii) revenue growth from yield on our collection and disposal operations; and (iii) higher volumes. Partially offsetting these revenue increases were (i) lower revenues from our fuel surcharge program due to declining fuel costs; (ii) lower recyclable commodity prices; (iii) foreign currency translation, which affects revenues from our Canadian operations; and (iv) divestitures.

The following provides further details associated with our period-to-period change in revenues.

Average yield

Collection and disposal average yield — This measure reflects the effect on our revenue from the pricing activities of our collection, transfer and landfill operations, exclusive of volume changes. Revenue growth from collection and disposal average yield includes not only base rate changes and environmental and service fee increases, but also (i) certain average price changes related to the overall mix of services, which are due to the types of services provided; (ii) changes in average price from new and lost business; and (iii) rollbacks to retain customers. Revenue growth from collection and disposal average yield was $69 million, or 2.6%, for the three months ended March 31, 2016. We experienced growth in all three of our principal collection lines of business in the current period. The details are as follows (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2016 vs. 2015
	Amount	As a % of Related Business
Commercial	$35	4.7%
Industrial	18	3.9
Residential	10	1.7

	$63

Other drivers affecting the current period average yield include:

•

Revenues from our environmental fee, which are included in average yield on collection and disposal, totaled $102 million and $86 million for the quarters ended March 31, 2016 and 2015, respectively, principally in our collection business, with the most significant impact in our commercial line of business.

•	In our residential line of business, we continue to focus on bidding on contracts that improve our yield performance and increase our overall returns.

•	Yield growth from our landfill and transfer station operations also improved for the current quarter.

Recycling commodities — Decreases in the prices of the recycling commodities we sell resulted in revenue decline of $21 million for the three months ended March 31, 2016 compared with the prior year period. Our year-over-year average commodity prices declined approximately 12% for the quarter as compared with the prior year period.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, decreased $32 million for the three months ended March 31, 2016 compared with the prior year period. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. We experienced fuel price decline of approximately 30% for the three months ended March 31, 2016, as compared with prior year period, which caused a decline in our fuel surcharge revenues. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume — Our revenue increased $57 million, or 1.9%, for the three months ended March 31, 2016 as compared with the prior year period as a result of higher volumes. The year-over-year comparison does not include volumes from acquisitions which are discussed below. Overall, we experienced higher volumes as a result of (i) our focus on disciplined volume growth, which has benefited from improving market conditions; (ii) one more workday in the current period; and (iii) mild winter weather in the current period as compared with the prior year period. The most significant contributors to the current quarter volume growth were our municipal solid waste and construction and demolition landfills, our industrial collection business, and our transfer station operations.

Additional drivers affecting the comparability of volumes for the period presented are as follows:

•	Due to our focus on obtaining reasonable returns when renegotiating existing contracts and pursuing new contracts, we continue to see revenue declines in our residential business.

•	We experienced revenue increases in our recycling brokerage business.

•

We experienced revenue declines due to lower volumes in our ancillary services resulting from lower oil and gas prices, which negatively affected both our oil and gas producing properties and our oilfield services business. Partially offsetting these declines were revenue increases due to higher volumes in our remediation and construction service business.

Acquisitions and Divestitures — Revenues increased $92 million for the three months ended March 31, 2016, as compared with the prior year period, principally due to the acquisitions of Deffenbaugh and SWS. These revenues were partially offset by revenue decreases due to divestitures of $11 million for the three months ended March 31, 2016, as compared with the prior year period.

Operating Expenses

Our operating expenses increased by $47 million, or 2.4%, for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. Our operating expenses as a percentage of revenues decreased to 62.8% in the current period from 64.0% in the prior year period.

The following table summarizes the major components of our operating expenses for the three months ended March 31 (dollars in millions), with significant changes in our operating expenses discussed below:

	2016	2015	Period-to-Period Change
Labor and related benefits	$579	$564	$15	2.7%
Transfer and disposal costs	231	217	14	6.5
Maintenance and repairs	256	241	15	6.2
Subcontractor costs	273	262	11	4.2
Cost of goods sold	181	185	(4)	(2.2)
Fuel	64	97	(33)	(34.0)
Disposal and franchise fees and taxes	163	149	14	9.4
Landfill operating costs	78	61	17	27.9
Risk management	56	53	3	5.7
Other	112	117	(5)	(4.3)

	$1,993	$1,946	$47	2.4%

The most significant items contributing to the cost increases include:

•	The acquired operations of Deffenbaugh and SWS; and

•

Higher volumes in the current year period as discussed above in Operating Revenues. The most significant cost increases were in the labor and related benefits, transfer and disposal, subcontractor, and disposal and franchise fees and taxes cost categories.

Other significant changes in our operating expenses are discussed below:

Fuel — The decrease in fuel expense in the current period when compared to the prior period was driven by (i) lower fuel prices; (ii) lower costs resulting from the conversion of our fleet to natural gas vehicles; and (iii) increases in natural gas fuel excise credits that could not be recognized until the fourth quarter of the prior year.

Landfill operating costs — The increase in landfill operating costs in the current period when compared to the prior period was driven primarily by higher leachate disposal costs.

Selling, General and Administrative

Our selling, general and administrative expenses increased by $14 million, or 4.0%, when comparing the three months ended March 31, 2016 with the prior year period. Our selling, general and administrative expenses as a percentage of revenues remained at 11.4% for both periods.

The following table summarizes the major components of our selling, general and administrative expenses for the three months ended March 31 (dollars in millions):

	2016	2015	Period-to-Period Change
Labor and related benefits	$243	$223	$20	9.0%
Professional fees	22	28	(6)	(21.4)
Provision for bad debts	11	12	(1)	(8.3)
Other	86	85	1	1.2

	$362	$348	$14	4.0%

Our labor and related benefits costs increased as a result of (i) higher incentive compensation costs; (ii) increased headcount from our acquisitions of Deffenbaugh and SWS; and (iii) merit increases. Our professional fees decreased as a result of lower legal fees.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three months ended March 31 (dollars in millions):

	2016	2015	Period-to-Period Change
Depreciation of tangible property and equipment	$190	$186	$4	2.2%
Amortization of landfill airspace	99	89	10	11.2
Amortization of intangible assets	23	17	6	35.3

	$312	$292	$20	6.8%

The increase in depreciation of tangible property and equipment and amortization of intangible assets during the first quarter of 2016 as compared to the prior year period is primarily due to the acquisitions of Deffenbaugh and SWS. The increase in amortization of landfill airspace during the first quarter of 2016 as compared to the prior year period is primarily due to increased volumes at our landfills.

(Income) Expense from Divestitures, Assets Impairments and Unusual Items

In the first quarter of 2015, we recognized net charges of $13 million, including $7 million of post-closing adjustments associated with the sale of our Wheelabrator business in December 2014. In addition, we recognized a $5 million impairment charge related to a landfill in our Western Canada Area.

Income from Operations

The following table summarizes income from operations for the three months ended March 31 (dollars in millions):

	2016	2015	Period-to-Period Change
Solid Waste:
Tier 1	$334	$296	38	12.8%
Tier 2	145	139	6	4.3
Tier 3	208	178	30	16.9

Solid Waste	687	613	74	12.1
Wheelabrator	—	(7)	7	*
Other	(36)	(23)	(13)	56.5
Corporate and Other	(143)	(143)	—	—

Total	$508	$440	$68	15.5%

*	Percentage change does not provide a meaningful comparison.

All information presented has been updated to reflect our realigned segments which are discussed further in Note 8 to the Condensed Consolidated Financial Statements.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three months ended March 31, 2016 as compared with the prior year period are summarized below:

•	Our traditional Solid Waste business benefited from internal revenue growth, principally in our collection, landfill, and transfer businesses; and

•	Our recycling business was favorable compared to the prior year period principally due to continued cost reductions partially offset by lower market prices for recyclable commodities.

Other significant items affecting the comparability of the prior year period were:

•	Merit increases effective in the second quarter of 2015;

•	The prior year period impairment of a landfill in Tier 1;

•	Increased leachate disposal costs in Tier 2;

•	Accretive results from the acquisitions of Deffenbaugh and SWS in Tier 3; and

•	Decreased legal costs primarily in Tier 2 and Tier 3.

Significant items affecting the comparison of the remaining components of our results of operations for the three months ended March 31, 2016 with the comparable prior year period are summarized below:

Wheelabrator — In the first quarter of 2015, we recognized post-closing adjustments associated with the sale of our Wheelabrator business in December 2014.

Other — Lower year-over-year earnings in our WMSBS and energy related businesses.

Interest Expense, net

Our interest expense, net was $95 million and $104 million during the three months ended March 31, 2016 and 2015, respectively. The decrease of $9 million is primarily attributable to the refinancing of a significant portion of our high-coupon senior notes during the first quarter of 2015 as discussed below in Loss on Early Extinguishment of Debt.

Loss on Early Extinguishment of Debt

In the first quarter of 2015, we recognized a pre-tax loss of $550 million associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through make-whole redemption and cash tender offers. We replaced substantially all of the debt extinguished with new senior notes at significantly lower coupon interest rates and extended the weighted average duration of these debt obligations.

Equity in Net Losses of Unconsolidated Entities

We recognized “Equity in net losses of unconsolidated entities” of $7 million and $8 million for the three months ended March 31, 2016 and 2015, respectively. These losses are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. The tax impacts realized as a result of these investments are discussed below in Provision for (Benefit from) Income Taxes. Refer to Notes 5 and 14 to the Condensed Consolidated Financial Statements for more information related to these investments.

Other, net

We recognized other, net expense of $9 million for the three months ended March 31, 2016 primarily related to $8 million of expense associated with the termination of our foreign exchange cross currency swaps, which is discussed further in Note 4 to the Condensed Consolidated Financial Statements.

Provision for (Benefit from) Income Taxes

We recorded a provision for income taxes of $140 million during the first quarter of 2016, representing an effective income tax rate of 35.4%, compared with a benefit from income taxes of $91 million during the first quarter of 2015, representing an effective income tax rate of 41.0%.

Our provision for income taxes for the three months ended March 31, 2016 was unfavorably impacted by state and local income taxes offset by the favorable impact of federal tax credits. Our benefit from income taxes for the three months ended March 31, 2015 was primarily due to the impact of loss on early extinguishment of debt discussed above in Loss on Early Extinguishment of Debt.

Our investments in low-income housing properties and the refined coal facility reduced our provision for income taxes by $11 million for each of the three months ended March 31, 2016 and 2015. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (dollars in millions):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$104	$39

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$94	$94
Other	11	11

Total restricted trust and escrow accounts	$105	$105

Debt:
Current portion	$524	$253
Long-term portion	9,072	8,676

Total debt	$9,596	$8,929

As of March 31, 2016, we had $1,140 million of debt with stated maturities within 12 months and $381 million of tax-exempt bonds with term interest rate periods scheduled to expire within the next 12 months. Under U.S. Generally Accepted Accounting Principles (“GAAP”), these debt balances must be reported as “Current portion of long-term debt” unless the Company intends and has the ability to refinance the debt on a long-term basis. We have classified $997 million of these debt balances as long-term as of March 31, 2016 and the remaining $524 million as current obligations. The classification of these debt balances as long-term is based on the following:

•

The Company intends to refinance the $500 million of 2.6% senior notes that mature in September 2016 on a long-term basis either by issuing new debt or by utilizing the forecasted available capacity of our $2.25 billion revolving credit facility.

•

The Company generally uses available cash to repay borrowings outstanding under the $2.25 billion revolving credit facility and any remaining balances are maintained by extending the maturities of the borrowings. Our current projections indicate that the Company will maintain $116 million of the $458 million of outstanding borrowings for the next 12 months.

•

The Company expects to successfully remarket the $381 million of tax-exempt bonds with term interest rate periods expiring within the next 12 months. In the event of a failed remarketing, we have the intent and ability to use availability under our $2.25 billion revolving credit facility to fund the debt obligations until they can be remarketed successfully.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three months ended March 31 (in millions):

	2016	2015
Net cash provided by operating activities	$706	$499

Net cash used in investing activities	$(847)	$(628)

Net cash provided by (used in) financing activities	$206	$(898)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2016 and 2015 are summarized below:

•

Increase in earnings — Our income from operations, excluding depreciation and amortization, increased by $88 million on a year-over-year basis, principally driven by earnings from our traditional Solid Waste business.

•

Foreign currency derivatives — During the first quarter of 2016, we terminated our foreign exchange cross currency swaps associated with the anticipated cash flows of intercompany loans between WM Holdings and its wholly-owned Canadian subsidiaries, as discussed further in Note 4 to the Condensed Consolidated Financial Statements. In connection with the termination, we received cash proceeds of $67 million, which has been classified as a change in “Other current assets” and “Other assets” within “Net cash provided by operating activities” in the Condensed Consolidated Statement of Cash Flows.

•

Decrease in incentive plan cash payments — Payments for our annual incentive plans are typically made in the first quarter of the year based on prior year performance. Our cash flow from operations was favorably impacted by $46 million on a year-over-year basis, as the annual incentive plan cash payments made in the first quarter of 2016 were significantly lower than the cash payments made in the first quarter of 2015.

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures — On a year-over-year basis the net changes in our working capital accounts, exclusive of the items noted above, were essentially flat. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable and accounts payable, which result from changes in revenue and costs and the timing of payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three months ended March 31, 2016 and 2015 are summarized below:

•

Acquisitions — Our spending on acquisitions was $537 million in the first quarter of 2016 compared with $445 million in the first quarter of 2015. In 2016, our acquisitions consisted primarily of certain operations and business assets of SWS. In 2015, our acquisitions consisted primarily of the collection and disposal operations of Deffenbaugh. These acquisitions are discussed further in Note 9 to the Condensed Consolidated Financial Statements.

•

Capital expenditures — We used $317 million and $233 million during the first quarters of 2016 and 2015, respectively, for capital expenditures. The increase in our capital expenditures is generally the result of additional spending on new business opportunities and acquisitions, growth in our existing business and the timing of replacement of aging assets. The increase when compared to prior year is also a result of efforts to spend capital more ratably throughout the year.

Net Cash Provided by (Used in) Financing Activities — During the first quarter of 2016, net cash provided by financing activities was $206 million compared with net cash used in financing activities of $898 million during the comparable prior year period. The most significant items affecting the comparison of our financing cash flows for the three months ended March 31, 2016 and 2015 are summarized below:

•	Debt borrowings (repayments) — The following summarizes our cash borrowings and debt repayments for the three months ended March 31 (in millions):

	2016	2015
Borrowings:
$2.25 billion revolving credit facility	$914	$—
Canadian term loan	347	—
Senior notes	—	1,781
Capital leases and other debt	40	36

	$1,301	$1,817

Repayments:
$2.25 billion revolving credit facility	$(476)	$—
Canadian term loan	(88)	(8)
Senior notes	(10)	(1,964)
Tax-exempt bonds	(30)	(15)
Capital leases and other debt	(43)	(42)

	$(647)	$(2,029)

Net borrowings (repayments)	$654	$(212)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Premiums paid on early extinguishment of debt — Premiums paid on early extinguishment of debt of $554 million during the first quarter of 2015 relate to (i) charges for make-whole premiums on certain senior notes that the Company decided to redeem in advance of their scheduled maturities and (ii) charges related to the tender offer for certain senior notes of WM and WM Holdings. For further discussion see Loss on Early Extinguishment of Debt above.

•

Share repurchases — We paid $250 million for share repurchases in the first quarter of 2016. No shares were repurchased in the first quarter of 2015. After completion of these share repurchases, the Company has authorization for $900 million of future share repurchases. See Note 12 to the Condensed Consolidated Financial Statements for additional information related to share repurchases.

•

Dividends — We paid $183 million in cash dividends in the first quarter of 2016 compared with $176 million in the first quarter of 2015. The increase in dividend payments is due to our quarterly per share dividend declared increasing from $0.385 in 2015 to $0.41 in 2016 and was offset, in part, by a reduction in common stock outstanding as a result of our share repurchase program.

Liquidity Impacts of Income Tax Items

We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. As of March 31, 2016, we anticipate that approximately $36 million of liabilities for unrecognized tax benefits, including accrued interest, and $4 million of related tax assets may be reversed within the next 12 months. The anticipated reversals primarily relate to the deductibility and exclusion from gross income of certain federal tax items and other miscellaneous state tax items, each of which is individually insignificant. The recognition of the unrecognized tax benefits is expected to result from the filing of our tax returns, audit settlements or the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 14 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2016, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

New Accounting Standards Pending Adoption

Stock Compensation — In March 2016, the FASB issued amended authoritative guidance associated with stock-based employee compensation as part of its simplification initiative to reduce the cost and complexity of compliance with GAAP while maintaining or improving the usefulness of the information provided. The amended guidance changes both the accounting and financial reporting for certain income tax impacts of stock-based compensation. All excess tax benefits and tax deficiencies will be required to be recognized as income tax benefit or expense rather than as a component of equity. The guidance also provides for changes in the calculation of forfeitures related to the expense of stock-based employee compensation. The amended authoritative guidance is effective for the Company on January 1, 2017, with early adoption permitted. We are assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements.

Leases — In February 2016, the FASB amended authoritative guidance associated with lease accounting. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. The disclosure of key information about leasing arrangements will also be required. The amended authoritative guidance is effective for the Company on January 1, 2019, with early adoption permitted. We are in the process of assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements and disclosures.

Financial Instruments — In January 2016, the FASB amended authoritative guidance associated with the recognition and measurement of financial assets and liabilities. The amended guidance will require certain equity investments that are not consolidated to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. The adoption of this amended guidance will not have a material impact on our consolidated financial statements.

Revenue Recognition — In May 2014, the FASB amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended authoritative guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption. We are in the process of assessing the provisions of the amended guidance and have not determined whether the adoption will have a material impact on our consolidated financial statements.

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

Inflation

While inflationary increases in costs can affect our income from operations margins, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, a portion of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of March 31, 2016, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2016. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 7 to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 in response to Item 1A to Part I of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes common stock repurchases made during the first quarter of 2016 (shares in millions):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 — 31	2.0	(b)	$53.37	(b)	2.0	$1 billion	(a)(b)

February 1 — 29	0.9	(b)	$52.65	(b)	0.9	$1 billion	(b)

March 1 — 31	1.2	(c)	$56.95	(c)	1.2	$900 million	(c)

Total	4.1		$54.30		4.1

(a)	We announced in December 2015 that the Board of Directors refreshed its prior authorization of up to $1 billion in future share repurchases.
(b)

The Company entered into an accelerated share repurchase (“ASR”) agreement in December 2015 to repurchase $150 million of our common stock in early 2016, pursuant to our prior Board of Directors authorization announced in February 2015. In January 2016, we delivered $150 million in cash and received 2.0 million shares based on a stock price of $53.37. The ASR agreement completed in February 2016, at which time we received 0.9 million additional shares based on a final weighted average per share purchase price during the repurchase period of $53.15.

(c)

In March 2016, the Company entered into an ASR agreement to repurchase an additional $100 million of our common stock pursuant to our Board of Directors authorization announced in December 2015. At the beginning of the ASR repurchase period, we delivered $100 million in cash and received 1.2 million shares based on a stock price of $56.95. The ASR agreement completed in April 2016, at which time we received 0.5 million additional shares based on a final weighted average per share purchase price during the repurchase period of $58.33.

Item 4.	Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.		Description

10.1	—	Form of 2016 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2016].

10.2	—	C$509,500,000 Credit Facilities Amended and Restated Credit Agreement by and among Waste Management of Canada Corporation and WM Quebec Inc., as borrowers, Waste Management, Inc. and Waste Management Holdings, Inc., as guarantors, The Bank of Nova Scotia, as administrative agent, JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank Canada Branch, as co-syndication agents, The Bank of Nova Scotia, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners and the Lenders from time to time party thereto [incorporated by reference to Exhibit 10.1 to Form 8-K filed March 29, 2016].

31.1	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 28, 2016