Form 10-Q
period 2016-06-30
WASTE MANAGEMENT INC
filed 2016-07-27
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 18, 2016 was 442,288,938 (excluding treasury shares of 187,993,523).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39	$39
Accounts receivable, net of allowance for doubtful accounts of $21 and $25, respectively	1,650	1,549
Other receivables	373	545
Parts and supplies	93	92
Other assets	121	120

Total current assets	2,276	2,345
Property and equipment, net of accumulated depreciation and amortization of $16,820 and $16,420, respectively	10,841	10,665
Goodwill	6,230	5,984
Other intangible assets, net	632	477
Investments in unconsolidated entities	321	360
Other assets	452	536

Total assets	$20,752	$20,367

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$620	$721
Accrued liabilities	1,089	1,064
Deferred revenues	483	472
Current portion of long-term debt	614	253

Total current liabilities	2,806	2,510
Long-term debt, less current portion	8,916	8,676
Deferred income taxes	1,395	1,391
Landfill and environmental remediation liabilities	1,622	1,584
Other liabilities	785	839

Total liabilities	15,524	15,000

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,802	4,827
Retained earnings	7,116	6,939
Accumulated other comprehensive income (loss)	(49)	(127)
Treasury stock at cost, 188,540,093 and 183,105,326 shares, respectively	(6,667)	(6,300)

Total Waste Management, Inc. stockholders’ equity	5,208	5,345
Noncontrolling interests	20	22

Total equity	5,228	5,367

Total liabilities and equity	$20,752	$20,367

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues	$3,425	$3,315	$6,601	$6,355

Costs and expenses:
Operating	2,130	2,163	4,123	4,109
Selling, general and administrative	340	322	702	670
Depreciation and amortization	340	322	652	614
Restructuring	2	4	4	5
Expense from divestitures, asset impairments and unusual items	2	2	1	15

	2,814	2,813	5,482	5,413

Income from operations	611	502	1,119	942

Other income (expense):
Interest expense, net	(93)	(95)	(188)	(199)
Loss on early extinguishment of debt	(3)	(2)	(4)	(552)
Equity in net losses of unconsolidated entities	(16)	(15)	(23)	(23)
Other, net	(40)	(1)	(49)	(1)

	(152)	(113)	(264)	(775)

Income before income taxes	459	389	855	167
Provision for income taxes	173	116	313	25

Consolidated net income	286	273	542	142
Less: Net income (loss) attributable to noncontrolling interests	(1)	(1)	(3)	(3)

Net income attributable to Waste Management, Inc.	$287	$274	$545	$145

Basic earnings per common share	$0.65	$0.60	$1.22	$0.32

Diluted earnings per common share	$0.64	$0.60	$1.22	$0.32

Cash dividends declared per common share	$0.41	$0.385	$0.82	$0.77

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated net income	$286	$273	$542	$142

Other comprehensive income (loss), net of taxes:
Derivative instruments, net	2	2	9	5
Available-for-sale securities, net	1	1	2	1
Foreign currency translation adjustments	6	13	67	(63)

Other comprehensive income (loss), net of taxes	9	16	78	(57)

Comprehensive income	295	289	620	85
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	(1)	(3)	(3)

Comprehensive income attributable to Waste Management, Inc.	$296	$290	$623	$88

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$542	$142
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	652	614
Deferred income tax benefit	(14)	(42)
Interest accretion on landfill liabilities	44	43
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	8	1
Provision for bad debts	18	18
Equity-based compensation expense	51	30
Excess tax benefits associated with equity-based transactions	(17)	(9)
Net gain from disposal of assets	(10)	(6)
Expense from divestitures, asset impairments and unusual items and other, net	42	15
Equity in net losses of unconsolidated entities, net of dividends	23	23
Loss on early extinguishment of debt	4	552
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	66	(18)
Other current assets	(8)	11
Other assets	75	(21)
Accounts payable and accrued liabilities	17	(53)
Deferred revenues and other liabilities	(39)	15

Net cash provided by operating activities	1,454	1,315

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(572)	(454)
Capital expenditures	(629)	(529)
Proceeds from divestitures of businesses and other assets (net of cash divested)	24	78
Net receipts from restricted trust and escrow accounts	—	35
Other, net	(9)	(9)

Net cash used in investing activities	(1,186)	(879)

Cash flows from financing activities:
New borrowings	2,094	1,866
Debt repayments	(1,517)	(2,181)
Premiums paid on early extinguishment of debt	(2)	(555)
Common stock repurchases	(500)	(300)
Cash dividends	(364)	(351)
Exercise of common stock options	44	47
Excess tax benefits associated with equity-based transactions	17	9
Other, net	(41)	(4)

Net cash used in financing activities	(269)	(1,469)

Effect of exchange rate changes on cash and cash equivalents	1	(1)

Decrease in cash and cash equivalents	—	(1,034)
Cash and cash equivalents at beginning of period	39	1,307

Cash and cash equivalents at end of period	$39	$273

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

	Total	Waste Management, Inc. Stockholders’ Equity							Noncontrolling Interests
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
		Shares	Amounts				Shares	Amounts
Balance, December 31, 2015	$5,367	630,282	$6	$4,827	$6,939	$(127)	(183,105)	$(6,300)	$22
Consolidated net income	542	—	—	—	545	—	—	—	(3)
Other comprehensive income (loss), net of taxes	78	—	—	—	—	78	—	—	—
Cash dividends declared	(364)	—	—	—	(364)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	102	—	—	23	(4)	—	2,405	83	—
Common stock repurchases	(500)	—	—	(50)	—	—	(7,843)	(450)	—
Other	3	—	—	2	—	—	3	—	1

Balance, June 30, 2016	$5,228	630,282	$6	$4,802	$7,116	$(49)	(188,540)	$(6,667)	$20

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

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 geographic Areas. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our segments is included in Note 8.

The Condensed Consolidated Financial Statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Adoption of New Accounting Standards

Debt Issuance Costs — In April 2015, and as subsequently amended, the Financial Accounting Standards Board (“FASB”) issued amended authoritative guidance associated with debt issuance costs which were previously presented as assets related to recognized debt liabilities. The amended guidance requires that debt issuance costs, other than those costs related to line of credit arrangements, be presented on the balance sheet as a direct deduction from the related debt liability, which is similar to the presentation for debt discounts and premiums. This guidance was effective for the Company on January 1, 2016. The Company’s adoption of this guidance was applied retrospectively and resulted in a reclassification of $52 million of such costs in our Condensed Consolidated Balance Sheet at December 31, 2015.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation — In February 2015, the FASB issued amended authoritative guidance associated with consolidation. The amended guidance makes changes to existing consolidation requirements associated with the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities, including limited partnerships and variable interest entities. The guidance was effective for the Company on January 1, 2016. The Company’s adoption of this guidance did not impact our consolidated financial statements.

Reclassifications

When necessary, reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2016			December 31, 2015
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$116	$31	$147	$112	$31	$143
Long-term	1,440	182	1,622	1,406	178	1,584

	$1,556	$213	$1,769	$1,518	$209	$1,727

The changes to landfill and environmental remediation liabilities for the six months ended June 30, 2016 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2015	$1,518	$209
Obligations incurred and capitalized	29	—
Obligations settled	(40)	(10)
Interest accretion	44	2
Revisions in estimates and interest rate assumptions(a)	1	12
Acquisitions, divestitures and other adjustments	4	—

June 30, 2016	$1,556	$213

(a)

The amount reported in 2016 for our environmental remediation liabilities includes the impact of a decrease in the risk-free discount rate used to measure our liabilities from 2.25% at December 31, 2015 to 1.50% at June 30, 2016, resulting in an increase of $9 million to our environmental remediation liabilities and a corresponding increase to “Operating” expenses.

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

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2016:

	June 30, 2016	December 31, 2015
$2.25 billion revolving credit facility, maturing July 2020	$—	$20
Letter of credit facilities, maturing through December 2018	—	—
Canadian credit facility and term loan, maturing March 2019 (weighted average effective interest rate of 2.0% at June 30, 2016 and 2.2% at December 31, 2015)	313	84
Senior notes maturing through 2045, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 4.5% at June 30, 2016 and 4.7% at December 31, 2015)	6,534	6,050
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 0.45% to 5.7% (weighted average interest rate of 1.7% at June 30, 2016 and 1.9% at December 31, 2015)	2,350	2,447
Capital leases and other, maturing through 2055, interest rates up to 12%	333	328

	9,530	8,929
Current portion of long-term debt	614	253

	$8,916	$8,676

Debt Classification

As of June 30, 2016, our current debt balances include (i) $500 million of 2.6% senior notes that mature in September 2016 and (ii) $114 million of other debt with scheduled maturities within the next 12 months, including $48 million of tax-exempt bonds.

As of June 30, 2016, we also have $454 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and an additional $491 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to use availability under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”) to fund the debt obligations until they can be remarketed successfully. Accordingly, we classified these borrowings as long-term in our Condensed Consolidated Balance Sheet at June 30, 2016.

Access to and Utilization of Credit Facilities

$2.25 Billion Revolving Credit Facility and Other Letter of Credit Facilities — As of June 30, 2016, we had an aggregate committed capacity of $2.4 billion for letters of credit under various U.S. credit facilities. Our $2.25 billion revolving credit facility expires in July 2020 and is our primary source of letter of credit capacity. Our remaining committed letter of credit capacity is provided under facilities with terms extending through December 2018. As of June 30, 2016, we had an aggregate of $964 million of letters of credit outstanding under various credit facilities. As of June 30, 2016, we had no outstanding borrowings under our $2.25 billion revolving credit facility and $814 million of letters of credit issued and supported by the facility, leaving $1,436 million of unused and available capacity.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian Term Loan and Revolving Credit Facility — In March 2016, we amended and restated our Canadian credit agreement (which includes a term loan and revolving credit facility), decreasing the revolving credit capacity, increasing the amount of term credit, and extending the term through March 2019. Waste Management of Canada Corporation and WM Quebec Inc., wholly-owned subsidiaries of WM, are borrowers under the agreement. The amended and restated credit agreement provides the Company (i) C$50 million of revolving credit capacity, which can be used for borrowings or letters of credit, and (ii) C$460 million of non-revolving term credit that is prepayable without penalty. Prior to closing, there was a balance of C$90 million remaining on the prior C$500 million term loan. Upon closing, the term loan was fully drawn to repay the indebtedness owed under the prior Canadian credit agreement and to repay C$370 million of intercompany debt. At no time during the six months ended June 30, 2016, did we have borrowings or letters of credit outstanding under the Canadian revolving credit agreement.

Debt Borrowings and Repayments

$2.25 Billion Revolving Credit Facility — During the six months ended June 30, 2016, borrowings under our $2.25 billion revolving credit facility included funds to support our acquisition of certain operations and business assets of Southern Waste Systems/Sun Recycling (“SWS”) in Southern Florida. Refer to Note 9 for additional information related to this acquisition. These borrowings were repaid with proceeds from the May 2016 issuance of senior notes discussed below.

Canadian Term Loan — During the three months ended March 31, 2016, we repaid C$27 million, or $20 million, of advances under our prior Canadian term loan reducing the balance to C$90 million at the time of the amendment and restatement of the credit agreement. Upon closing the new Canadian credit agreement, we borrowed C$460 million, or $347 million, to repay the prior term loan and to allow our Canadian subsidiaries to repay C$370 million, or $280 million, of intercompany debt. During the three months ended June 30, 2016, we repaid C$55 million, or $42 million, of advances under our Canadian term loan. The remaining increase in the carrying value of borrowings outstanding under our Canadian term loan is due to foreign currency translation.

Senior Notes — In May 2016, we issued $500 million of 2.4% senior notes due May 2023. We used the net proceeds of $496 million to pay down short-term borrowings under our $2.25 billion revolving credit facility. We issued the senior notes for the ultimate purpose of repaying $500 million of 2.6% senior notes when they mature in September 2016.

Tax-Exempt Bonds — During the six months ended June 30, 2016, we repaid $98 million of tax-exempt bonds with available cash. In May 2016, we elected to refund and reissue $143 million of tax-exempt bonds. The “Loss on early extinguishment of debt” reflected in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 includes $3 million of charges related to these refundings.

Senior Notes Refinancing

During the six months ended June 30, 2015, we recognized a pre-tax loss of $552 million associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through make-whole redemption and cash tender offers. We replaced substantially all of the debt extinguished with new senior notes at significantly lower coupon interest rates and extended the weighted average duration of these debt obligations.

4.	Derivative Instruments and Hedging Activities

Cash Flow Hedges

Foreign Currency Derivatives — As of December 31, 2015, we had cross currency swaps outstanding for all of the anticipated cash flows associated with C$370 million of intercompany debt between WM Holdings and its wholly-owned Canadian subsidiaries. As discussed in Note 3, in March 2016, our Canadian subsidiaries repaid the intercompany debt with proceeds from our Canadian term loan. Concurrent with the repayment of the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intercompany debt, we terminated the cross currency swaps and received $67 million in cash. The cash received from our termination of the swaps has been classified as a change in “Other current assets” and “Other assets” within “Net cash provided by operating activities” in the Condensed Consolidated Statement of Cash Flows. In addition, we recognized $8 million of expense associated with the termination of these swaps which was included in “Other, net” in the Condensed Consolidated Statement of Operations.

These cross currency swaps had been designated as cash flow hedges and as of December 31, 2015, the carrying value of the hedge position was reflected in our Condensed Consolidated Balance Sheet as $15 million of current other assets and $63 million of long-term other assets. Through March 2016, when the intercompany loans and the related hedges were terminated, gains or losses resulting from the remeasurement of the underlying non-functional currency intercompany loans were recognized in current earnings in the same financial statement line item as the offsetting gains or losses on the related cross currency swaps. There was no significant ineffectiveness associated with our cash flow hedges during the reported periods.

Forward-Starting Interest Rate Swaps — At June 30, 2016 and December 31, 2015, our “Accumulated other comprehensive income (loss)” included $39 million and $43 million, respectively, of after-tax deferred losses related to terminated swaps, which are being amortized as an increase to interest expense using the effective interest method over the ten-year terms of the related senior notes, which extend through 2024. As of June 30, 2016, $10 million of the pre-tax deferred losses for these previously terminated swaps is scheduled to be reclassified as an increase to interest expense over the next 12 months.

Refer to Note 11 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

5.	Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2016 was 37.6% and 36.5%, respectively, compared with 29.6% and 14.5%, respectively, for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2016 was primarily due to the unfavorable impact of nondeductible investment impairments and state and local income taxes offset, in part, by the favorable impact of federal tax credits and tax audit settlements.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2015 was primarily due to the favorable impact of federal tax credits, revaluation of our deferred taxes and utilization of state net operating losses resulting from changes in state law and nontaxable post-closing adjustments related to the divestiture of our Wheelabrator business offset, in part, by the unfavorable impact of state and local income taxes. In addition, the loss on early extinguishment of debt included in our pre-tax income for the six months ended June 30, 2015 contributed to a lower effective tax rate.

Investments Qualifying for Federal Tax Credits — We have significant financial interests in entities established to invest in and manage low-income housing properties and a refined coal facility. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments and the coal facility’s refinement processes qualify for federal tax credits that we expect to realize through 2020 under Section 42 and through 2019 under Section 45, respectively, of the Internal Revenue Code.

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2016, we recognized $9 million and $15 million of net losses and a

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction in our tax provision of $14 million and $25 million, respectively, primarily as a result of tax credits realized from these investments. In addition, during the three and six months ended June 30, 2016, we recognized interest expense of $1 million and $2 million, respectively, associated with the low-income housing investments. During the three and six months ended June 30, 2015, we recognized $7 million and $14 million of net losses and a reduction in our tax provision of $13 million and $24 million, respectively, primarily as a result of tax credits realized from these investments. In addition, during the three and six months ended June 30, 2015, we recognized interest expense of $1 million and $2 million, respectively, associated with the low-income housing investments.

See Note 14 for additional information related to these unconsolidated variable interest entities.

6.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Number of common shares outstanding at end of period	441.7	451.8	441.7	451.8
Effect of using weighted average common shares outstanding	2.3	3.7	3.3	5.2

Weighted average basic common shares outstanding	444.0	455.5	445.0	457.0
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.7	2.5	2.5	2.6

Weighted average diluted common shares outstanding	446.7	458.0	447.5	459.6

Potentially issuable shares	10.1	11.2	10.1	11.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.5	2.3	0.8	2.3

7.	Commitments and Contingencies

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties in connection with both consolidated and unconsolidated entities. Guarantee agreements outstanding as of June 30, 2016 (excluding those related to Wheelabrator obligations that are discussed below) include agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 21 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In December 2014, we sold our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Before the divestiture of our Wheelabrator business, WM had guaranteed certain operational and financial performance obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. Wheelabrator is working with the various third-party beneficiaries to release WM from these guarantees, but until they are successful, WM has agreed to retain the guarantees and, in exchange, receive a credit support fee. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements, and as of June 30, 2016 and December 31, 2015, WM’s maximum future payments under these guarantees were $106 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. We have recorded the fair value of the operational and financial performance guarantees, some of which could extend through 2038 if not terminated, in our Condensed Consolidated Balance Sheets. The estimated fair value of WM’s potential obligation associated with guarantees of Wheelabrator obligations (net of credit support fee) at June 30, 2016 and December 31, 2015 was $12 million and $13 million, respectively. We currently do not expect the financial impact of such operational and financial performance guarantees to materially exceed the recorded fair value.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $195 million higher than the $213 million recorded in the Condensed Consolidated Financial Statements as of June 30, 2016. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of June 30, 2016, we had been notified by the government that we are a PRP in connection with 75 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

Waste Management of Hawaii, Inc. (“WMHI”) may face civil claims from the Hawaii Department of Health and/or the EPA based upon water discharges at the Waimanalo Gulch Sanitary Landfill, which WMHI operates for the city and county of Honolulu, following three major rainstorms in December 2010 and January 2011. We do not anticipate such claims could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Multiemployer Defined Benefit Pension Plans — About 20% of our workforce is covered by collective bargaining agreements with various local unions across the United States and Canada. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multiemployer defined benefit pension plans for the covered employees. In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a multiemployer defined benefit pension plan may also occur if employees covered by a collective bargaining

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement vote to decertify a union from continuing to represent them. Any other circumstance resulting in a decline in Company contributions to a multiemployer defined benefit pension plan through a reduction in the labor force, whether through attrition over time or through a business event (such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations) may also trigger a complete or partial withdrawal from one or more of these pension plans. We do not believe that any future liability for withdrawals from the multiemployer defined benefit pension plans to which we contribute, could have a material adverse effect on our business, financial condition or liquidity. However, liability for future withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn and the financial condition of the multiemployer defined benefit pension plan(s) at the time of such withdrawal(s).

In the second quarter of 2015, we recognized a $55 million charge to “Operating” expenses associated with the withdrawal from the Central States, Southeast and Southwest Areas Pension Plan and the Teamsters Employers Local 945 Pension Fund.

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

Annually, we analyze the Areas’ income from operations margins for purposes of segment reporting and in the fourth quarter of 2015, we realigned our Solid Waste tiers to reflect changes in their relative economic characteristics and prospects. These changes are the results of various factors including acquisitions, divestments, business mix and the economic climate of various geographies. Reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

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

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
June 30, 2016
Solid Waste:
Tier 1	$1,316	$(229)	$1,087	$362
Tier 2	856	(158)	698	157
Tier 3	1,347	(233)	1,114	235

Solid Waste	3,519	(620)	2,899	754
Other	572	(46)	526	(20)

	4,091	(666)	3,425	734
Corporate and Other	—	—	—	(123)

Total	$4,091	$(666)	$3,425	$611

June 30, 2015
Solid Waste:
Tier 1	$1,292	$(218)	$1,074	$297
Tier 2	853	(162)	691	151
Tier 3	1,264	(215)	1,049	182

Solid Waste	3,409	(595)	2,814	630
Wheelabrator	—	—	—	8
Other	525	(24)	501	(17)

	3,934	(619)	3,315	621
Corporate and Other	—	—	—	(119)

Total	$3,934	$(619)	$3,315	$502

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Six Months Ended:
June 30, 2016
Solid Waste:
Tier 1	$2,557	$(441)	$2,116	$696
Tier 2	1,637	(300)	1,337	302
Tier 3	2,607	(445)	2,162	443

Solid Waste	6,801	(1,186)	5,615	1,441
Other	1,072	(86)	986	(56)

	7,873	(1,272)	6,601	1,385
Corporate and Other	—	—	—	(266)

Total	$7,873	$(1,272)	$6,601	$1,119

June 30, 2015
Solid Waste:
Tier 1	$2,487	$(408)	$2,079	$593
Tier 2	1,633	(305)	1,328	290
Tier 3	2,386	(395)	1,991	360

Solid Waste	6,506	(1,108)	5,398	1,243
Wheelabrator	—	—	—	1
Other	1,003	(46)	957	(40)

	7,509	(1,154)	6,355	1,204
Corporate and Other	—	—	—	(262)

Total	$7,509	$(1,154)	$6,355	$942

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes can significantly affect the operating results of the affected Areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern United States, can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Acquisitions

Southern Waste Systems/Sun Recycling — On January 8, 2016, Waste Management Inc. of Florida, a wholly-owned subsidiary of WM, acquired certain operations and business assets of SWS in Southern Florida for total consideration of $525 million. The acquired business assets include residential, commercial, and industrial solid waste collection, processing/recycling and transfer operations, equipment, vehicles, real estate and customer agreements. The acquisition was funded primarily with borrowings under our $2.25 billion revolving credit facility.

We have provisionally recorded $93 million of property and equipment, $182 million of other intangible assets and $250 million of goodwill. The completion of our acquisition accounting is subject to change based on the finalization of our detailed valuations. There have been no adjustments to the preliminary purchase price allocation since the acquisition date. The goodwill allocation was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned to our Florida Area as it is expected to benefit from the synergies of the combination. Goodwill related to this acquisition is deductible for income tax purposes.

The following table presents the preliminary allocation of the purchase price for SWS to other intangible assets (amounts in millions, except for amortization periods):

	Amount	Weighted Average Amortization Periods (in Years)
Customer relationships	$160	10.0
Noncompete agreements	18	5.0
Trade name	4	10.0

Total other intangible assets subject to amortization	$182	9.5

For the three and six months ended June 30, 2016, the acquired operations of SWS contributed revenues of $39 million and $76 million, respectively, and net income of less than $1 million and $1 million, respectively, which are included in our Condensed Consolidated Statements of Operations.

Deffenbaugh Disposal, Inc. — On March 26, 2015, we acquired Deffenbaugh, one of the largest privately owned collection and disposal firms in the Midwest, for total consideration, net of cash acquired, of $400 million. Deffenbaugh’s assets include collection operations, transfer stations, recycling facilities and landfills. The acquisition accounting for this transaction was finalized in the first quarter of 2016. There were no significant measurement period adjustments recorded in 2016.

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Deffenbaugh and SWS occurred at January 1, 2015 (in millions, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2016	2015
Operating revenues	$3,350	$6,603	$6,461
Net income attributable to Waste Management, Inc.	274	545	144
Basic earnings per common share	0.60	1.23	0.31
Diluted earnings per common share	0.60	1.22	0.31

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Asset Impairments and Unusual Items

Expense from divestitures, asset impairments and unusual items

During the six months ended June 30, 2015, we recognized net charges of $15 million, including $16 million of charges to write down or divest of certain assets in our recycling operations and a $5 million impairment charge related to a landfill in our Western Canada Area. Partially offsetting these charges was a $6 million gain on the sale of an oil and gas producing property.

Other income (expense)

During the second quarter of 2016, we recognized $41 million of impairments to write down minority-owned investments in waste diversion technology companies to their fair value. These charges are recorded in “Other, net” in our Condensed Consolidated Statement of Operations.

11.	Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2015	$(52)	$8	$(75)	$(8)	$(127)
Other comprehensive income (loss) before reclassifications net of tax expense (benefit) of $(4), $1, $0 and $0, respectively	(7)	2	67	—	62
Amounts reclassified from accumulated other comprehensive (income) loss net of tax (expense) benefit of $10, $0, $0 and $0, respectively	16	—	—	—	16

Net current period other comprehensive income (loss)	9	2	67	—	78

Balance, June 30, 2016	$(43)	$10	$(8)	$(8)	$(49)

The amounts of other comprehensive income (loss) before reclassifications associated with the effective portion of derivatives designated as cash flow hedges are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency derivatives	$—	$(3)	$(11)	$21
Tax (expense) benefit	—	1	4	(8)

Net of tax	$—	$(2)	$(7)	$13

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant amounts reclassified out of each component of accumulated other comprehensive income (loss) are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations Classification
	2016	2015	2016	2015
Gains and losses on cash flow hedges:
Forward-starting interest rate swaps	$(3)	$(2)	$(6)	$(5)	Interest expense, net
Treasury rate locks	—	—	—	(3)	Interest expense, net
Foreign currency derivatives	—	(5)	(20)	21	Other, net

	(3)	(7)	(26)	13	Total before tax
	1	3	10	(5)	Tax (expense) benefit

Total reclassifications for the period	$(2)	$(4)	$(16)	$8	Net of tax

12.	Share Repurchases

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

In March 2016, the Company entered into an ASR agreement to repurchase $100 million of our common stock. At the beginning of the ASR repurchase period, we delivered $100 million in cash and received 1.2 million shares based on a stock price of $56.95. The ASR agreement completed in April 2016, at which time we received 0.5 million additional shares based on a final weighted average per share purchase price during the repurchase period of $58.33.

In May 2016, the Company entered into an ASR agreement to repurchase $250 million of our common stock. At the beginning of the ASR repurchase period, we delivered $250 million in cash and received 3.3 million shares based on a stock price of $60.49. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in August 2016.

After completion of these ASRs, the Company has Board authorization remaining for $650 million of future share repurchases. Any future share repurchases pursuant to such authorization will be made at the discretion of management.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Fair	Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at June 30, 2016 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$40	$40	$—	$—
Available-for-sale securities	45	—	45	—
Fixed-income securities	36	—	36	—
Redeemable preferred stock	48	—	—	48

Total assets	$169	$40	$81	$48

		Fair Value Measurements at December 31, 2015 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$35	$35	$—	$—
Available-for-sale securities	43	—	43	—
Fixed-income securities	40	—	40	—
Foreign currency derivatives(b)	78	—	78	—
Redeemable preferred stock	47	—	—	47

Total assets	$243	$35	$161	$47

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

Fair Value of Debt

At June 30, 2016 and December 31, 2015, the carrying value of our debt was approximately $9.5 billion and $8.9 billion, respectively. The estimated fair value of our debt was approximately $10.4 billion and $9.2 billion at June 30, 2016 and December 31, 2015, respectively. The fair value of our fixed-rate debt is estimated using discounted cash flow analysis, based on current market rates for similar types of instruments. The carrying value of our variable-rate debt approximates fair value due to the short-term nature of the interest rates. The increase in the fair value of our debt when comparing June 30, 2016 with December 31, 2015 is primarily related to $577 million of net borrowings during 2016, as well as recent decreases in long-term interest rates.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2016 and December 31, 2015. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

14.	Variable Interest Entities

Following is a description of our financial interests in variable interest entities that we consider significant, including (i) those that represent a significant interest in an unconsolidated entity and (ii) trusts for final capping, closure, post-closure or environmental remediation obligations.

Significant Unconsolidated Variable Interest Entities

We have significant financial interests in entities established to invest in and manage low-income housing properties and a refined coal facility. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. We have determined we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting and do not consolidate them. As of June 30, 2016 and December 31, 2015, our aggregate investment balance in these two entities was $98 million and $110 million, respectively. The debt balance related to our investment in low-income housing properties was $68 million and $80 million at June 30, 2016 and December 31, 2015, respectively. Additional information related to these investments is discussed in Note 5.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheets. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income (loss).” These trusts had a fair value of $95 million and $94 million at June 30, 2016 and December 31, 2015, respectively. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheets, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $95 million and $93 million as of June 30, 2016 and December 31, 2015, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2016

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$39	$—	$39
Other current assets	6	7	2,224	—	2,237

	6	7	2,263	—	2,276
Property and equipment, net	—	—	10,841	—	10,841
Investments in and advances to affiliates(a)	19,194	19,628	7,490	(46,312)	—
Other assets	15	30	7,590	—	7,635

Total assets	$19,215	$19,665	$28,184	$(46,312)	$20,752

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$500	$—	$114	$—	$614
Accounts payable and other current liabilities	84	11	2,097	—	2,192

	584	11	2,211	—	2,806
Long-term debt, less current portion(a)	6,073	304	2,539	—	8,916
Due to affiliates(a)	7,334	156	—	(7,490)	—
Other liabilities	16	—	3,786	—	3,802

Total liabilities	14,007	471	8,536	(7,490)	15,524
Equity:
Stockholders’ equity	5,208	19,194	19,628	(38,822)	5,208
Noncontrolling interests	—	—	20	—	20

	5,208	19,194	19,648	(38,822)	5,228

Total liabilities and equity	$19,215	$19,665	$28,184	$(46,312)	$20,752

(a)

In conjunction with the preparation of our June 30, 2016 Condensed Consolidating Balance Sheet, we identified and corrected the presentation of $126 million of tax-exempt bonds previously reported in Non-Guarantor Subsidiaries’ rather than WM’s “Long-term debt, less current portion,” which had corresponding impacts on “Investments in and advances to affiliates” and “Due to affiliates.” This immaterial correction has been reflected in our June 30, 2016 Condensed Consolidating Financial Statements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2016

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,425	$—	$3,425
Costs and expenses	—	—	2,814	—	2,814

Income from operations	—	—	611	—	611

Other income (expense):
Interest expense, net	(76)	(5)	(12)	—	(93)
Loss on early extinguishment of debt	—	—	(3)	—	(3)
Equity in earnings of subsidiaries, net of taxes	333	336	—	(669)	—
Other, net	—	—	(56)	—	(56)

	257	331	(71)	(669)	(152)

Income (loss) before income taxes	257	331	540	(669)	459
Provision for (benefit from) income taxes	(30)	(2)	205	—	173

Consolidated net income	287	333	335	(669)	286
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to Waste Management, Inc.	$287	$333	$336	$(669)	$287

Three Months Ended June 30, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,315	$—	$3,315
Costs and expenses	—	(6)	2,819	—	2,813

Income from operations	—	6	496	—	502

Other income (expense):
Interest expense, net	(75)	(5)	(15)	—	(95)
Loss on early extinguishment of debt	(2)	—	—	—	(2)
Equity in earnings of subsidiaries, net of taxes	320	317	—	(637)	—
Other, net	—	—	(16)	—	(16)

	243	312	(31)	(637)	(113)

Income (loss) before income taxes	243	318	465	(637)	389
Provision for (benefit from) income taxes	(31)	(2)	149	—	116

Consolidated net income	274	320	316	(637)	273
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to Waste Management, Inc.	$274	$320	$317	$(637)	$274

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2016

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$6,601	$—	$6,601
Costs and expenses	—	—	5,482	—	5,482

Income from operations	—	—	1,119	—	1,119

Other income (expense):
Interest expense, net	(150)	(10)	(28)	—	(188)
Loss on early extinguishment of debt	(1)	—	(3)	—	(4)
Equity in earnings of subsidiaries, net of taxes	637	643	—	(1,280)	—
Other, net	—	—	(72)	—	(72)

	486	633	(103)	(1,280)	(264)

Income (loss) before income taxes	486	633	1,016	(1,280)	855
Provision for (benefit from) income taxes	(59)	(4)	376	—	313

Consolidated net income	545	637	640	(1,280)	542
Less: Net income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to Waste Management, Inc.	$545	$637	$643	$(1,280)	$545

Six Months Ended June 30, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$6,355	$—	$6,355
Costs and expenses	—	—	5,413	—	5,413

Income from operations	—	—	942	—	942

Other income (expense):
Interest expense, net	(154)	(12)	(33)	—	(199)
Loss on early extinguishment of debt	(500)	(52)	—	—	(552)
Equity in earnings of subsidiaries, net of taxes	551	590	—	(1,141)	—
Other, net	—	—	(24)	—	(24)

	(103)	526	(57)	(1,141)	(775)

Income (loss) before income taxes	(103)	526	885	(1,141)	167
Provision for (benefit from) income taxes	(248)	(25)	298	—	25

Consolidated net income	145	551	587	(1,141)	142
Less: Net income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to Waste Management, Inc.	$145	$551	$590	$(1,141)	$145

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2016
Comprehensive income	$289	$333	$342	$(669)	$295
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income attributable to Waste Management, Inc.	$289	$333	$343	$(669)	$296

Three Months Ended June 30, 2015
Comprehensive income	$276	$320	$330	$(637)	$289
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income attributable to Waste Management, Inc.	$276	$320	$331	$(637)	$290

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended June 30, 2016
Comprehensive income	$549	$637	$714	$(1,280)	$620
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)

Comprehensive income attributable to Waste Management, Inc.	$549	$637	$717	$(1,280)	$623

Six Months Ended June 30, 2015
Comprehensive income	$151	$551	$524	$(1,141)	$85
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)

Comprehensive income attributable to Waste Management, Inc.	$151	$551	$527	$(1,141)	$88

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2016

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$545	$637	$640	$(1,280)	$542
Equity in earnings of subsidiaries, net of taxes	(637)	(643)	—	1,280	—
Other adjustments	6	(1)	907	—	912

Net cash provided by (used in) operating activities	(86)	(7)	1,547	—	1,454

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(572)	—	(572)
Capital expenditures	—	—	(629)	—	(629)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	24	—	24
Net receipts from restricted trust and escrow accounts and other, net	—	—	(9)	—	(9)

Net cash used in investing activities	—	—	(1,186)	—	(1,186)

Cash flows from financing activities:
New borrowings	1,647	—	447	—	2,094
Debt repayments	(1,038)	—	(479)	—	(1,517)
Premiums paid on early extinguishment of debt	(1)	—	(1)	—	(2)
Common stock repurchases	(500)	—	—	—	(500)
Cash dividends	(364)	—	—	—	(364)
Exercise of common stock options	44	—	—	—	44
Other, net	15	—	(39)	—	(24)
(Increase) decrease in intercompany and investments, net	283	7	(290)	—	—

Net cash provided by (used in) financing activities	86	7	(362)	—	(269)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1

Increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	39	—	39

Cash and cash equivalents at end of period	$—	$—	$39	$—	$39

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Six Months Ended June 30, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$145	$551	$587	$(1,141)	$142
Equity in earnings of subsidiaries, net of taxes	(551)	(590)	—	1,141	—
Other adjustments	5	(5)	1,173	—	1,173

Net cash provided by (used in) operating activities	(401)	(44)	1,760	—	1,315

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(454)	—	(454)
Capital expenditures	—	—	(529)	—	(529)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	78	—	78
Net receipts from restricted trust and escrow accounts and other, net	—	—	26	—	26

Net cash used in investing activities	—	—	(879)	—	(879)

Cash flows from financing activities:
New borrowings	1,781	—	85	—	1,866
Debt repayments	(1,825)	(144)	(212)	—	(2,181)
Premiums paid on early extinguishment of debt	(503)	(52)	—	—	(555)
Common stock repurchases	(300)	—	—	—	(300)
Cash dividends	(351)	—	—	—	(351)
Exercise of common stock options	47	—	—	—	47
Other, net	5	—	—	—	5
(Increase) decrease in intercompany and investments, net	460	240	(700)	—	—

Net cash provided by (used in) financing activities	(686)	44	(827)	—	(1,469)

Effect of exchange rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Increase (decrease) in cash and cash equivalents	(1,087)	—	53	—	(1,034)
Cash and cash equivalents at beginning of period	1,235	—	72	—	1,307

Cash and cash equivalents at end of period	$148	$—	$125	$—	$273

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	New Accounting Standards Pending Adoption

Financial Instrument Credit Losses — In June 2016, the FASB issued amended authoritative guidance associated with the measurement of credit losses on financial instruments. The amended guidance replaces the incurred loss impairment methodology in current U.S. Generally Accepted Accounting Principles (“GAAP”) of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance is effective for the Company on January 1, 2020, with early adoption permitted beginning January 1, 2019. We are assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements.

Stock Compensation — In March 2016, the FASB issued amended authoritative guidance associated with stock-based employee compensation as part of its simplification initiative to reduce the cost and complexity of compliance with GAAP while maintaining or improving the usefulness of the information provided. The amended guidance changes both the accounting and financial reporting for certain income tax impacts of stock-based employee compensation. All excess tax benefits and tax deficiencies will be required to be recognized as an income tax benefit or expense rather than as a component of equity. The guidance also provides for changes in the calculation of forfeitures related to the expense of stock-based employee compensation. The amended guidance is effective for the Company on January 1, 2017, with early adoption permitted. We are assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements.

Leases — In February 2016, the FASB issued amended authoritative guidance associated with lease accounting. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. The disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019, with early adoption permitted. We are in the process of assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements and disclosures.

Financial Instruments — In January 2016, the FASB issued amended authoritative guidance associated with the recognition and measurement of financial assets and liabilities. The amended guidance will require certain equity investments that are not consolidated to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. The adoption of this amended guidance will not have a material impact on our consolidated financial statements.

Revenue Recognition — In May 2014, the FASB issued amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption. We are in the process of assessing the provisions of the amended guidance and their impact on our consolidated financial statements. We have formed an implementation work team, completed training on the new standard and started performing reviews of our contractual arrangements. We have not determined whether the adoption will have a material impact on our consolidated financial statements.

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, recycling and resource recovery, and disposal services. Our “Traditional Solid Waste” business excludes our recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the United States.

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

In pursuit of these long-term goals, we recognize that we must grow the business, and do so as efficiently and cost effectively as possible. Accordingly, we are focusing on the following five key company priorities:

•	Customers: provide the best possible service to our customers;

•	Solid Waste Business: continuously improve our operational performance;

•	Growth: take advantage of opportunities in our current business, as well as considering attractive acquisition opportunities;

•	Yield Management: remain focused on price leadership while considering competitive dynamics; and

•	Costs: minimize both operating costs and selling, general and administrative expenses.

We believe that execution of our strategy through these key priorities will drive continued financial performance and leadership in a dynamic industry.

Key items of our financial results for the current quarter include:

•

Revenues of $3,425 million compared with $3,315 million in the second quarter of 2015, an increase of $110 million, or 3.3%. This increase is attributable to (i) yield on our collection and disposal operations, which increased revenues by $77 million; (ii) acquisitions, which increased revenues by $64 million, primarily due to the acquisition of SWS in January 2016 and (iii) higher volumes, which increased our revenues by $12 million. These increases were partially offset by (i) lower fuel surcharges and mandated fees of $24 million, primarily due to lower year-over-year average fuel prices; (ii) divestitures, which decreased revenue by $12 million and (iii) foreign currency translation of $10 million related to our Canadian operations;

•

Operating expenses of $2,130 million, or 62.2% of revenues, compared with $2,163 million, or 65.2% of revenues in the second quarter of 2015. This decrease of $33 million is primarily attributable to (i) the recognition of a $55 million charge associated with the withdrawal from certain underfunded multiemployer pension plans in the second quarter of 2015 and (ii) lower fuel costs primarily due to lower year-over-year average fuel prices. These decreases were partially offset by (i) the acquisition of SWS; (ii) increased landfill leachate disposal costs and (iii) higher volumes in the current year period;

•

Selling, general and administrative expenses of $340 million, or 9.9% of revenues, compared with $322 million, or 9.7% of revenues, in the second quarter of 2015. This increase of $18 million is primarily attributable to higher stock-based incentive compensation costs;

•	Income from operations of $611 million, or 17.8% of revenues, compared with $502 million, or 15.1% of revenues, in the second quarter of 2015; and

•	Net income attributable to Waste Management, Inc. of $287 million, or $0.64 per diluted share, compared with $274 million, or $0.60 per diluted share, in the second quarter of 2015.

The following are key items that affected our diluted earnings per share in the second quarters of 2016 and 2015:

•

Our 2016 second quarter results were affected by the recognition of after-tax charges of $42 million, primarily related to the impairment of minority-owned investments in waste diversion technology companies, which had a negative impact of $0.10 on our diluted earnings per share.

•

Our 2015 second quarter results were affected by after-tax net charges of $27 million, primarily associated with the withdrawal from certain underfunded multiemployer pension plans, which had a negative impact of $0.06 on our diluted earnings per share.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$748	$816	$1,454	$1,315
Capital expenditures	(312)	(296)	(629)	(529)
Proceeds from divestitures of businesses and other assets (net of cash divested)	11	59	24	78

Free cash flow	$447	$579	$849	$864

Our cash flows from operating activities decreased $68 million when comparing the three months ended June 30, 2016 to the comparable period in 2015, and increased $139 million when comparing the six months ended June 30, 2016 to the comparable period in 2015. The three months ended June 30, 2016 was impacted by higher earnings from our Traditional Solid Waste business, although the earnings were more than offset by higher income tax payments in the current year and remaining unfavorable changes in our assets and liabilities, net of effects from business acquisitions and divestitures. The six months ended June 30, 2016, was impacted by (i) higher earnings from our Traditional Solid Waste business; (ii) cash proceeds of $67 million from the termination of our cross currency swaps in the first quarter of 2016 and (iii) a decrease of $46 million in annual incentive plan cash payments in the first quarter of 2016 when compared to the prior year period. These increases were partially offset by higher income tax payments in the current year and remaining unfavorable changes in our assets and liabilities, net of effects from business acquisitions and divestitures.

Although capital expenditures were $16 million and $100 million higher, when comparing the three and six months ended June 30, 2016 to the comparable prior year periods, respectively, the Company continues to maintain a disciplined focus on capital management. The increase in our capital expenditures is generally the result of additional spending on new business opportunities and acquisitions, growth in our existing business and the timing of replacement of aging assets. Furthermore, the increase when compared to prior year periods is a result of continual efforts to spend capital more ratably throughout the year.

Acquisitions

Southern Waste Systems/Sun Recycling — On January 8, 2016, Waste Management Inc. of Florida, a wholly-owned subsidiary of WM, acquired certain operations and business assets of Southern Waste Systems/Sun Recycling (“SWS”) in Southern Florida for total consideration of $525 million. The acquired business assets include residential, commercial, and industrial solid waste collection, processing/recycling and transfer operations, equipment, vehicles, real estate and customer agreements. The acquisition was funded primarily with borrowings under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”). For the three and six months ended June 30, 2016, the acquired operations of SWS contributed revenues of $39 million and $76 million, respectively, and net income of less than $1 million and $1 million, respectively, which are included in our Condensed Consolidated Statements of Operations.

Deffenbaugh Disposal, Inc. — On March 26, 2015, we acquired Deffenbaugh Disposal, Inc. (“Deffenbaugh”), one of the largest privately owned collection and disposal firms in the Midwest, for total consideration, net of cash acquired, of $400 million. Deffenbaugh’s assets include collection operations, transfer stations, recycling facilities and landfills.

Adoption of New Accounting Standards

Debt Issuance Costs — In April 2015, and as subsequently amended, the Financial Accounting Standards Board (“FASB”) issued amended authoritative guidance associated with debt issuance costs which were previously presented as assets related to recognized debt liabilities. The amended guidance requires that debt issuance costs, other than those costs related to line of credit arrangements, be presented on the balance sheet as a direct deduction from the related debt liability, which is similar to the presentation for debt discounts and premiums. This guidance was effective for the Company on January 1, 2016. The Company’s adoption of this guidance was applied retrospectively and resulted in a reclassification of $52 million of such costs in our Condensed Consolidated Balance Sheet at December 31, 2015.

Consolidation — In February 2015, the FASB issued amended authoritative guidance associated with consolidation. The amended guidance makes changes to existing consolidation requirements associated with the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities, including limited partnerships and variable interest entities. The guidance was effective for the Company on January 1, 2016. The Company’s adoption of this guidance did not impact our consolidated financial statements.

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

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. We also provide additional services that are not managed through our Solid Waste business, including both our Strategic Business Solutions (“WMSBS”) and Energy and Environmental Services organizations, recycling brokerage services, landfill gas-to-energy services and expanded service offerings and solutions. In addition, we offer portable self-storage and long distance moving services through a joint venture; fluorescent bulb and universal waste mail-back through our LampTracker® program; portable restroom servicing under the name Port-o-Let®; and street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties. These operations are presented as “Other” in the table below. The following table summarizes revenues during each period (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Solid Waste:
Tier 1	$1,316	$1,292	$2,557	$2,487
Tier 2	856	853	1,637	1,633
Tier 3	1,347	1,264	2,607	2,386

Solid Waste	3,519	3,409	6,801	6,506
Other	572	525	1,072	1,003
Intercompany	(666)	(619)	(1,272)	(1,154)

Total	$3,425	$3,315	$6,601	$6,355

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commercial	$865	$837	$1,711	$1,657
Residential	622	631	1,232	1,243
Industrial	613	582	1,174	1,091
Other	111	91	207	167

Total collection	2,211	2,141	4,324	4,158
Landfill	792	758	1,499	1,393
Transfer	391	362	737	670
Recycling	290	299	558	581
Other	407	374	755	707
Intercompany	(666)	(619)	(1,272)	(1,154)

Total	$3,425	$3,315	$6,601	$6,355

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended June 30, 2016 vs. 2015		Period-to-Period Change for the Six Months Ended June 30, 2016 vs. 2015
	Amount	As a% of Total Company(a)	Amount	As a% of Total Company(a)
Average yield(b)	$56	1.7%	$72	1.1%
Volume	12	0.4	69	1.1

Internal revenue growth	68	2.1	141	2.2
Acquisitions	64	1.9	156	2.5
Divestitures	(12)	(0.4)	(23)	(0.4)
Foreign currency translation	(10)	(0.3)	(28)	(0.4)

Total	$110	3.3%	$246	3.9%

(a)

Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,303 million and $6,332 million for the three and six months, respectively).

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

	Period-to-Period Change for the Three Months Ended June 30, 2016 vs. 2015		Period-to-Period Change for the Six Months Ended June 30, 2016 vs. 2015
	Amount	As a% of Related Business(i)	Amount	As a% of Related Business(i)
Average yield:
Collection and disposal	$77	2.6%	$146	2.6%
Recycling commodities	3	1.1	(18)	(3.3)
Fuel surcharges and mandated fees	(24)	(17.8)	(56)	(21.1)

Total	$56	1.7%	$72	1.1%

(i)	Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period.

Our revenues increased $110 million, or 3.3%, and $246 million, or 3.9%, for the three and six months ended June 30, 2016, respectively, as compared with the prior year periods. Our revenue increases were driven by (i) acquisitions, particularly the acquisitions of SWS in January 2016 and Deffenbaugh in March 2015; (ii) revenue growth from yield on our collection and disposal operations and (iii) higher volumes. Partially offsetting these revenue increases were (i) lower revenues from our fuel surcharges program due to lower year-over-year fuel costs; (ii) lower average commodity prices for the first six months in 2016; (iii) foreign currency translation, which affects revenues from our Canadian operations and (iv) divestitures.

The following provides further details associated with our period-to-period change in revenues.

Average yield

Collection and disposal average yield — This measure reflects the effect on our revenue from the pricing activities of our collection, transfer and landfill operations, exclusive of volume changes. Revenue growth from collection and disposal average yield includes not only base rate changes and environmental and service fee increases, but also (i) certain average price changes related to the overall mix of services, which are due to the types of services provided; (ii) changes in average price from new and lost business and (iii) rollbacks to retain customers. Revenue growth from collection and disposal average yield was $77 million, or 2.6%, and $146 million, or 2.6%, for the three and six months ended June 30, 2016, respectively, as compared with the prior year periods.

We experienced growth in all of our collection and disposal lines of business in the current periods. The details are as follows (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2016		Period-to-Period Change for the Six Months Ended June 30, 2016
	Amount	As a% of Related Business	Amount	As a% of Related Business
Commercial	$37	4.7%	$72	4.7%
Residential	14	2.3	24	2.0
Industrial	16	2.9	34	3.3

Total collection	67	3.3	130	3.4
Landfill	5	1.1	8	1.0
Transfer	5	2.8	8	2.3

Total collection and disposal	$77	2.6	$146	2.6

Revenues from our environmental fee contributed $18 million and $34 million for the three and six months ended June 30, 2016, respectively, to our collection and disposal average yield.

Recycling commodities — Our revenues increased $3 million for the three months ended June 30, 2016 as a result of the 2% increase in the prices of the recycling commodities we sell. This is the first revenue increase resulting from commodity price increases since the fourth quarter of 2013. However, commodity prices declined 3% for the first six months in 2016 compared to the prior year period, which resulted in a revenue decline of $18 million for the six months ended June 30, 2016.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, decreased $24 million and $56 million for the three and six months ended June 30, 2016, respectively, compared to the prior year periods. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. We experienced fuel price declines of approximately 19% and 24% for the three and six months ended June 30, 2016, respectively, compared to the prior year periods, which caused a decline in our fuel surcharge revenues. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume

Our revenues increased $12 million, or 0.4%, and $69 million, or 1.1%, for the three and six months ended June 30, 2016, respectively, as compared with the prior year periods due to higher volumes. The year-over-year comparison does not include volumes from acquisitions, which are discussed below. Overall, we experienced higher volumes as a result of improving market conditions and an additional workday in the first six months of 2016. We experienced revenue increases due to higher volumes particularly in our industrial collection business, our municipal solid waste, construction and demolition, and special waste landfill businesses, and our transfer station business.

Additional drivers affecting the comparability of volumes for the periods presented are as follows:

•	Due to our focus on renegotiating existing contracts and winning new contracts with reasonable returns, we continue to see revenue declines in our residential business.

•

In our ancillary service businesses, we experienced lower volumes resulting from lower oil prices, which negatively affected both our oil and gas producing properties and our oilfield services business. These decreases in volumes were partially offset by higher volumes in our remediation and construction services and portable self-storage businesses.

Acquisitions and divestitures

Revenues increased $64 million and $156 million for the three and six months ended June 30, 2016, respectively, as compared with the prior year periods, principally due to the acquisition of SWS in January 2016. Additionally, the acquisition of Deffenbaugh in March 2015 also contributed to the revenue increase for the first six months of 2016. These revenues were partially offset by revenue decreases due to divestitures of $12 million and $23 million for the three and six months ended June 30, 2016, respectively, as compared with the prior year periods.

Operating Expenses

Our operating expenses decreased $33 million, or 1.5%, and increased $14 million, or 0.3%, for the three and six months ended June 30, 2016, respectively, as compared with the prior year periods. Our operating expenses as a percentage of revenues decreased to 62.2% in the second quarter of 2016 from 65.2% in the second quarter of 2015, and decreased to 62.5% for the six months ended June 30, 2016 from 64.7% for the six months ended June 30, 2015.

The following table summarizes the major components of our operating expenses for the three and six months ended June 30 (dollars in millions), with significant changes in our operating expenses discussed below:

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2016	2015			2016	2015
Labor and related benefits	$598	$640	$(42)	(6.6)%	$1,177	$1,204	$(27)	(2.2)%
Transfer and disposal costs	252	242	10	4.1	483	459	24	5.2
Maintenance and repairs	269	258	11	4.3	525	499	26	5.2
Subcontractor costs	298	285	13	4.6	571	547	24	4.4
Cost of goods sold	210	206	4	1.9	391	391	—	—
Fuel	74	105	(31)	(29.5)	138	202	(64)	(31.7)
Disposal and franchise fees and taxes	177	173	4	2.3	340	322	18	5.6
Landfill operating costs	95	67	28	41.8	173	128	45	35.2
Risk management	51	65	(14)	(21.5)	107	118	(11)	(9.3)
Other	106	122	(16)	(13.1)	218	239	(21)	(8.8)

	$2,130	$2,163	$(33)	(1.5)%	$4,123	$4,109	$14	0.3%

Operating expenses for the three and six months ended June 30, 2015 included a $55 million charge associated with the withdrawal from certain underfunded multiemployer pension plans reflected in labor and related benefits costs. Excluding the impact of this charge, we experienced higher current year operating costs for the three and six months when compared to the prior year periods related to:

•	The acquired operations of Deffenbaugh in March 2015 and SWS in January 2016, which increased costs in substantially all categories; and

•

Higher volumes in the current year periods, primarily the six months ended June 30, 2016, as discussed above in Operating Revenues. The most significant cost increases were in the (i) transfer and disposal; (ii) subcontractor and (iii) disposal and franchise fees and taxes cost categories.

Other significant items affecting the comparability of the costs for the periods presented include:

Fuel — The decrease in fuel expense in the current year periods when compared to the prior year periods was driven by (i) lower fuel prices; (ii) lower costs resulting from the conversion of our fleet to natural gas vehicles and (iii) increases in natural gas fuel excise credits that could not be recognized until the fourth quarter of the prior year.

Landfill operating costs — The increase in landfill operating costs in the current year periods when compared to the prior year periods was primarily driven by higher leachate disposal costs and an unfavorable adjustment related to changes in U.S. Treasury rates used to discount the present value of our environmental remediation obligations and recovery assets in the current quarter.

Risk management — The decrease in costs was primarily related to lower auto and general liability claim settlements in the current year periods.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by $18 million, or 5.6%, and $32 million, or 4.8%, for the three and six months ended June 30, 2016, respectively, as compared with the prior year periods. As a percentage of revenue, our selling, general and administrative expenses increased from 9.7% for the second quarter of 2015 to 9.9% for the second quarter of 2016, and increased from 10.5% for the six months ended June 30, 2015 to 10.6% for the six months ended June 30, 2016.

The following table summarizes the major components of our selling, general and administrative expenses for the three and six months ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2016	2015			2016	2015
Labor and related benefits	$233	$215	$18	8.4%	$476	$438	$38	8.7%
Professional fees	24	28	(4)	(14.3)	46	56	(10)	(17.9)
Provision for bad debts	7	6	1	16.7	18	18	—	—
Other	76	73	3	4.1	162	158	4	2.5

	$340	$322	$18	5.6%	$702	$670	$32	4.8%

Our labor and related benefits costs increased as a result of (i) higher stock-based incentive compensation costs; (ii) increased headcount, primarily from our acquisition of SWS in January 2016 and (iii) merit increases. Our professional fees decreased as a result of lower legal fees.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three and six months ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2016	2015			2016	2015
Depreciation of tangible property and equipment	$198	$192	$6	3.1%	$388	$378	$10	2.6%
Amortization of landfill airspace	116	110	6	5.5	215	199	16	8.0
Amortization of intangible assets	26	20	6	30.0	49	37	12	32.4

	$340	$322	$18	5.6%	$652	$614	$38	6.2%

The increase in depreciation of tangible property and equipment and amortization of intangible assets during the 2016 periods as compared to the prior year periods is primarily due to the acquisitions of SWS and Deffenbaugh. The increase in amortization of landfill airspace during the 2016 periods as compared to the prior year periods is primarily due to increased volumes at our landfills.

Expense from Divestitures, Asset Impairments and Unusual Items

During the six months ended June 30, 2015, we recognized net charges of $15 million, including $16 million of charges to write down or divest of certain assets in our recycling operations and a $5 million impairment charge related to a landfill in our Western Canada Area. Partially offsetting these charges was a $6 million gain on the sale of an oil and gas producing property.

Income from Operations

The following table summarizes income from operations for the three and six months ended June 30 (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2016	2015			2016	2015
Solid Waste:
Tier 1	$362	$297	$65	21.9%	$696	$593	$103	17.4%
Tier 2	157	151	6	4.0	302	290	12	4.1
Tier 3	235	182	53	29.1	443	360	83	23.1

Solid Waste	754	630	124	19.7	1,441	1,243	198	15.9
Wheelabrator	—	8	(8)	*	—	1	(1)	*
Other	(20)	(17)	(3)	17.6	(56)	(40)	(16)	40.0
Corporate and Other	(123)	(119)	(4)	3.4	(266)	(262)	(4)	1.5

Total	$611	$502	$109	21.7%	$1,119	$942	$177	18.8%

*	Percentage change does not provide a meaningful comparison.

All information presented has been updated to reflect our realigned segments which are discussed further in Note 8 to the Condensed Consolidated Financial Statements.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three and six months ended June 30, 2016 as compared with the prior year periods are summarized below:

•	Our Traditional Solid Waste business benefited from internal revenue growth;

•	In the second quarter of 2015, we recognized a $55 million charge associated with the withdrawal from certain underfunded multiemployer pension plans;

•

Our recycling business was favorable compared to the prior year periods principally due to continued cost reductions. Additionally, market prices for commodities favorably affected our current quarter results, although prices negatively affected our year-to-date results;

•	Increased leachate disposal costs in Tier 2; and

•	Merit increases effective in the second quarter of 2016.

Significant items affecting the comparison of the remaining components of our results of operations for the three and six months ended June 30, 2016 with the comparable prior year periods are summarized below:

Wheelabrator — Amounts reported in 2015 reflect post-closing adjustments to the gain on the sale of our Wheelabrator business in December 2014.

Other — Lower year-over-year earnings in our WMSBS and energy related businesses.

Corporate and Other — The most significant items affecting the comparability of expenses for the periods presented include:

•	Higher stock-based incentive compensation;

•	Decreased risk management costs primarily related to lower auto and general liability claim settlements; and

•	An unfavorable adjustment in the second quarter of 2016 related to changes in U.S. Treasury rates used to discount the present value of our environmental remediation obligations and recovery assets.

Interest Expense, net

Our interest expense, net was $93 million and $188 million during the three and six months ended June 30, 2016, respectively, compared to $95 million and $199 million during the three and six months ended June 30, 2015, respectively. The year-over-year decreases are primarily attributable to the refinancing of a significant portion of our high-coupon senior notes during the first quarter of 2015 as discussed below in Loss on Early Extinguishment of Debt.

Loss on Early Extinguishment of Debt

During the six months ended June 30, 2015, we recognized a pre-tax loss of $552 million associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through make-whole redemption and cash tender offers. We replaced substantially all of the debt extinguished with new senior notes at significantly lower coupon interest rates and extended the weighted average duration of these debt obligations.

Equity in Net Losses of Unconsolidated Entities

We recognized “Equity in net losses of unconsolidated entities” of $16 million and $23 million during the three and six months ended June 30, 2016, respectively, compared with $15 million and $23 million during the three and six months ended June 30, 2015, respectively. These losses are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 14 to the Condensed Consolidated Financial Statements for more information related to these investments.

Other, net

We recognized other, net expense of $40 million and $49 million for the three and six months ended June 30, 2016, respectively, primarily related to impairment charges of $41 million to write down minority-owned investments in waste diversion technology companies to their fair value during the second quarter of 2016. In addition, we recognized $8 million of expense during the first quarter of 2016 associated with the termination of our cross currency swaps, which is discussed further in Note 4 to the Condensed Consolidated Financial Statements.

Provision for Income Taxes

Our provision for income taxes and effective income tax rates were $173 million, or 37.6%, and $313 million, or 36.5%, for the three and six months ended June 30, 2016, respectively, compared to $116 million, or 29.6%, and $25 million, or 14.5%, for the three and six months ended June 30, 2015, respectively.

Our provision for income taxes and effective tax rate for the three and six months ended June 30, 2016 was unfavorably impacted primarily by nondeductible investment impairments and state and local income taxes offset, in part, by the favorable impact of federal tax credits and tax audit settlements. Our provision for income taxes and effective tax rate for the three and six months ended June 30, 2015 was favorably impacted primarily by federal tax credits, revaluation of our deferred taxes and utilization of state net operating losses resulting from changes in state law and nontaxable post-closing adjustments related to the divestiture of our Wheelabrator business offset, in part, by the unfavorable impact of state and local income taxes. In addition, the loss on early extinguishment of debt included in our pre-tax income for the six months ended June 30, 2015 contributed to a lower effective tax rate.

Our investments in the low-income housing properties and the refined coal facility reduced our provision for income taxes by a total of $14 million and $25 million for the three and six months ended June 30, 2016, respectively, and by $13 million and $24 million for the three and six months ended June 30, 2015, respectively. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$39	$39

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$95	$94
Other	11	11

Total restricted trust and escrow accounts	$106	$105

Debt:
Current portion	$614	$253
Long-term portion	8,916	8,676

Total debt	$9,530	$8,929

As of June 30, 2016, our current debt balances include (i) $500 million of 2.6% senior notes that mature in September 2016 and (ii) $114 million of other debt with scheduled maturities within the next 12 months, including $48 million of tax-exempt bonds.

As of June 30, 2016, we also have $454 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and an additional $491 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to use availability under our $2.25 billion revolving credit facility to fund the debt obligations until they can be remarketed successfully. Accordingly, we classified these borrowings as long-term in our Condensed Consolidated Balance Sheet at June 30, 2016.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six months ended June 30 (in millions):

	2016	2015
Net cash provided by operating activities	$1,454	$1,315

Net cash used in investing activities	$(1,186)	$(879)

Net cash used in financing activities	$(269)	$(1,469)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015 are summarized below:

•

Increase in earnings — Our income from operations, excluding depreciation and amortization, increased by $215 million on a year-over-year basis, principally driven by earnings from our Traditional Solid Waste business. Additionally, the recognition of a $55 million charge in the second quarter of 2015 associated with the withdrawal from certain underfunded multiemployer pension plans favorably affected our year-over-year earnings; however, the associated payments were not made until the second half of 2015.

•

Increase in tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was $68 million higher on a year-over-year basis largely driven by higher earnings in the current year.

•

Foreign currency derivatives — During the first quarter of 2016, we terminated our cross currency swaps associated with the anticipated cash flows of intercompany loans between WM Holdings and its wholly-owned Canadian subsidiaries, as discussed further in Note 4 to the Condensed Consolidated Financial Statements. In connection with the termination, we received cash proceeds of $67 million, which has been classified as a change in “Other current assets” and “Other assets” within “Net cash provided by operating activities” in the Condensed Consolidated Statement of Cash Flows.

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

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operations was unfavorably impacted by $66 million on a year-over-year basis due to changes in our asset and liability accounts, exclusive of the items noted above. Although our working capital changes may vary from year to year, they are typically driven by changes in accounts receivable and accounts payable, which result from changes in revenue and costs and the timing of receipts and payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six months ended June 30, 2016 and 2015 are summarized below:

•

Acquisitions — Our spending on acquisitions was $572 million during the six months ended June 30, 2016 compared with $454 million during the six months ended June 30, 2015. In 2016, our acquisitions consisted primarily of certain operations and business assets of SWS. In 2015, our acquisitions consisted principally of the collection and disposal operations of Deffenbaugh. These acquisitions are discussed in Note 9 to the Condensed Consolidated Financial Statements.

•

Capital expenditures — We used $629 million and $529 million during the six months ended June 30, 2016 and 2015, respectively, for capital expenditures. The increase in our capital expenditures is generally the result of additional spending on new business opportunities and acquisitions, growth in our existing business and the timing of replacement of aging assets. Furthermore, the increase when compared to prior year period is a result of continual efforts to spend capital more ratably throughout the year.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six months ended June 30, 2016 and 2015 are summarized below:

•	Debt borrowings (repayments) — The following summarizes our cash borrowings and debt repayments for the six months ended June 30 (in millions):

	2016	2015
Borrowings:
$2.25 billion revolving credit facility	$1,008	$—
Canadian term loan	347	—
Senior notes	496	1,781
Tax-exempt bonds	143	—
Capital leases and other debt	100	85

	$2,094	$1,866

Repayments:
$2.25 billion revolving credit facility	$(1,028)	$—
Canadian term loan	(129)	(54)
Senior notes	(10)	(1,970)
Tax-exempt bonds	(241)	(50)
Capital leases and other debt	(109)	(107)

	$(1,517)	$(2,181)

Net borrowings (repayments)	$577	$(315)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Premiums paid on early extinguishment of debt — Premiums paid on early extinguishment of debt of $555 million during the six months ended June 30, 2015 relate to (i) charges for make-whole premiums on certain senior notes that the Company decided to redeem in advance of their scheduled maturities and (ii) charges related to the tender offer for certain senior notes of WM and WM Holdings. For further discussion see Loss on Early Extinguishment of Debt above.

•

Dividend payments — We paid cash dividends of $364 million and $351 million during the six months ended June 30, 2016 and 2015, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.385 in 2015 to $0.41 in 2016 and has been offset, in part, by a reduction in our common stock outstanding during 2016 as a result of our share repurchase program.

•

Share repurchases — We paid $500 million and $300 million for share repurchases during the six months ended June 30, 2016 and 2015, respectively. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

Liquidity Impacts of Income Tax Items

We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. At June 30, 2016, we anticipate that approximately $7 million of liabilities for unrecognized tax benefits, including accrued interest, and $3 million of related tax assets may be reversed within the next 12 months. The anticipated reversals primarily relate to miscellaneous state tax items, each of which is individually insignificant. The recognition of the unrecognized tax benefits is expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 14 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2016, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

New Accounting Standards Pending Adoption

Financial Instrument Credit Losses — In June 2016, the FASB issued amended authoritative guidance associated with the measurement of credit losses on financial instruments. The amended guidance replaces the incurred loss impairment methodology in current U.S. Generally Accepted Accounting Principles (“GAAP”) of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance is effective for the Company on January 1, 2020, with early adoption permitted beginning January 1, 2019. We are assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements.

Stock Compensation — In March 2016, the FASB issued amended authoritative guidance associated with stock-based employee compensation as part of its simplification initiative to reduce the cost and complexity of compliance with GAAP while maintaining or improving the usefulness of the information provided. The amended guidance changes both the accounting and financial reporting for certain income tax impacts of stock-based employee compensation. All excess tax benefits and tax deficiencies will be required to be recognized as an income tax benefit or expense rather than as a component of equity. The guidance also provides for changes in the calculation of forfeitures related to the expense of stock-based employee compensation. The amended guidance is effective for the Company on January 1, 2017, with early adoption permitted. We are assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements.

Leases — In February 2016, the FASB issued amended authoritative guidance associated with lease accounting. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. The disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019, with early adoption permitted. We are in the process of assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements and disclosures.

Financial Instruments — In January 2016, the FASB issued amended authoritative guidance associated with the recognition and measurement of financial assets and liabilities. The amended guidance will require certain equity investments that are not consolidated to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. The adoption of this amended guidance will not have a material impact on our consolidated financial statements.

Revenue Recognition — In May 2014, the FASB issued amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption. We are in the process of assessing the provisions of the amended guidance and their impact on our consolidated financial statements. We have formed an implementation work team, completed training on the new standard and started performing reviews of our contractual arrangements. We have not determined whether the adoption will have a material impact on our consolidated financial statements.

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes can significantly affect the operating results of the affected Areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern United States, can actually increase our revenues in the areas affected. While weather-related and other “one-time” occurrences can boost revenues through additional work for a limited time span, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

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

Information about market risks as of June 30, 2016, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2016. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes common stock repurchases made during the second quarter of 2016 (shares in millions):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 — 30	0.5	(a)	$61.84	(a)	0.5	$900 million	(a)

May 1 — 31	3.3	(b)	$60.49	(b)	3.3	$650 million	(b)

June 1 — 30	—		$—		—	$650 million

Total	3.8		$60.66		3.8

(a)

In March 2016, the Company entered into an accelerated share repurchase (“ASR”) agreement to repurchase $100 million of our common stock. At the beginning of the ASR repurchase period, we delivered $100 million in cash and received 1.2 million shares based on a stock price of $56.95. The ASR agreement completed in April 2016, at which time we received 0.5 million additional shares based on a final weighted average per share purchase price during the repurchase period of $58.33.

(b)

In May 2016, the Company entered into an ASR agreement to repurchase $250 million of our common stock. At the beginning of the ASR repurchase period, we delivered $250 million in cash and received 3.3 million shares based on a stock price of $60.49. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in August 2016.

Item 4.	Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.		Description

4.1	—	Officers’ Certificate delivered pursuant to Section 3.01 of the Indenture establishing the terms and form of the 2.400% Senior Notes due 2023.

4.2	—	Guarantee Agreement by WM Holdings in favor of the holders of Waste Management, Inc.’s 2.400% Senior Notes due 2023.

31.1	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, President and Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., Executive Vice President and Chief Financial Officer.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: July 27, 2016