Form 10-Q
period 2016-09-30
WASTE MANAGEMENT INC
filed 2016-10-26
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 17, 2016 was 442,003,086 (excluding treasury shares of 188,279,375).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30	$39
Accounts receivable, net of allowance for doubtful accounts of $20 and $25, respectively	1,716	1,549
Other receivables	324	545
Parts and supplies	93	92
Other assets	130	120

Total current assets	2,293	2,345
Property and equipment, net of accumulated depreciation and amortization of $17,003 and $16,420, respectively	10,842	10,665
Goodwill	6,227	5,984
Other intangible assets, net	617	477
Investments in unconsolidated entities	326	360
Other assets	451	536

Total assets	$20,756	$20,367

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$689	$721
Accrued liabilities	1,068	1,064
Deferred revenues	475	472
Current portion of long-term debt	432	253

Total current liabilities	2,664	2,510
Long-term debt, less current portion	8,829	8,676
Deferred income taxes	1,428	1,391
Landfill and environmental remediation liabilities	1,683	1,584
Other liabilities	769	839

Total liabilities	15,373	15,000

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,874	4,827
Retained earnings	7,235	6,939
Accumulated other comprehensive income (loss)	(63)	(127)
Treasury stock at cost, 188,284,965 and 183,105,326 shares, respectively	(6,693)	(6,300)

Total Waste Management, Inc. stockholders’ equity	5,359	5,345
Noncontrolling interests	24	22

Total equity	5,383	5,367

Total liabilities and equity	$20,756	$20,367

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues	$3,548	$3,360	$10,149	$9,715

Costs and expenses:
Operating	2,216	2,095	6,339	6,204
Selling, general and administrative	330	330	1,032	1,000
Depreciation and amortization	336	330	988	944
Restructuring	—	2	4	7
Expense from divestitures, asset impairments and unusual items	106	2	107	17

	2,988	2,759	8,470	8,172

Income from operations	560	601	1,679	1,543

Other income (expense):
Interest expense, net	(94)	(95)	(282)	(294)
Loss on early extinguishment of debt	—	—	(4)	(552)
Equity in net losses of unconsolidated entities	(9)	(9)	(32)	(32)
Other, net	—	(1)	(49)	(2)

	(103)	(105)	(367)	(880)

Income before income taxes	457	496	1,312	663
Provision for income taxes	153	159	466	184

Consolidated net income	304	337	846	479
Less: Net income (loss) attributable to noncontrolling interests	2	2	(1)	(1)

Net income attributable to Waste Management, Inc.	$302	$335	$847	$480

Basic earnings per common share	$0.68	$0.75	$1.91	$1.06

Diluted earnings per common share	$0.68	$0.74	$1.89	$1.05

Cash dividends declared per common share	$0.41	$0.385	$1.23	$1.155

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Millions) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated net income	$304	$337	$846	$479

Other comprehensive income (loss), net of taxes:
Derivative instruments, net	2	5	11	10
Available-for-sale securities, net	—	(2)	2	(1)
Foreign currency translation adjustments	(16)	(60)	51	(123)

Other comprehensive income (loss), net of taxes	(14)	(57)	64	(114)

Comprehensive income	290	280	910	365
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2	(1)	(1)

Comprehensive income attributable to Waste Management, Inc.	$288	$278	$911	$366

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$846	$479
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	988	944
Deferred income tax provision	20	46
Interest accretion on landfill liabilities	67	66
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	8	2
Provision for bad debts	27	27
Equity-based compensation expense	67	53
Excess tax benefits associated with equity-based transactions	(27)	(11)
Net gain from disposal of assets	(18)	(9)
Expense from divestitures, asset impairments and other, net	106	17
Equity in net losses of unconsolidated entities, net of dividends	32	32
Loss on early extinguishment of debt	4	552
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	32	(71)
Other current assets	(21)	9
Other assets	76	(19)
Accounts payable and accrued liabilities	51	(91)
Deferred revenues and other liabilities	(51)	(54)

Net cash provided by operating activities	2,207	1,972

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(600)	(473)
Capital expenditures	(962)	(864)
Proceeds from divestitures of businesses and other assets (net of cash divested)	32	114
Net receipts from restricted trust and escrow accounts	—	54
Other, net	(20)	(12)

Net cash used in investing activities	(1,550)	(1,181)

Cash flows from financing activities:
New borrowings	2,536	2,060
Debt repayments	(2,210)	(2,421)
Premiums paid on early extinguishment of debt	(2)	(555)
Common stock repurchase program	(500)	(600)
Cash dividends	(546)	(523)
Exercise of common stock options	57	53
Excess tax benefits associated with equity-based transactions	27	11
Other, net	(28)	(8)

Net cash used in financing activities	(666)	(1,983)

Effect of exchange rate changes on cash and cash equivalents	—	(2)

Decrease in cash and cash equivalents	(9)	(1,194)
Cash and cash equivalents at beginning of period	39	1,307

Cash and cash equivalents at end of period	$30	$113

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

	Total	Waste Management, Inc. Stockholders’ Equity							Noncontrolling Interests
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
		Shares	Amounts				Shares	Amounts
Balance, December 31, 2015	$5,367	630,282	$6	$4,827	$6,939	$(127)	(183,105)	$(6,300)	$22
Consolidated net income	846	—	—	—	847	—	—	—	(1)
Other comprehensive income (loss), net of taxes	64	—	—	—	—	64	—	—	—
Cash dividends	(546)	—	—	—	(546)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of taxes	159	—	—	45	(5)	—	3,401	119	—
Common stock repurchase program	(500)	—	—	—	—	—	(8,402)	(500)	—
Other	(7)	—	—	2	—	—	(179)	(12)	3

Balance, September 30, 2016	$5,383	630,282	$6	$4,874	$7,235	$(63)	(188,285)	$(6,693)	$24

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

The Condensed Consolidated Financial Statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in connection with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2016			December 31, 2015
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$115	$31	$146	$112	$31	$143
Long-term	1,461	222	1,683	1,406	178	1,584

	$1,576	$253	$1,829	$1,518	$209	$1,727

The changes to landfill and environmental remediation liabilities for the nine months ended September 30, 2016 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2015	$1,518	$209
Obligations incurred and capitalized	45	—
Obligations settled	(66)	(16)
Interest accretion	67	2
Revisions in estimates and interest rate assumptions(a)(b)	9	58
Acquisitions, divestitures and other adjustments	3	—

September 30, 2016	$1,576	$253

(a)

The amount reported for our landfill liabilities includes an increase of $13 million due to acceleration of timing of closure and post-closure activities due to a loss of expected volumes for a landfill. See Note 10 for further discussion.

(b)

The amount reported for our environmental remediation liabilities includes the impact of a decrease in the risk-free discount rate used to measure our liabilities from 2.25% at December 31, 2015 to 1.50% at September 30, 2016, resulting in an increase of $9 million to our environmental remediation liabilities and a corresponding increase to “Operating” expenses. Additionally, we increased our cost estimates associated with the environmental remediation liability of a subsidiary related to a closed site in Harris County, Texas by $42 million. See Notes 7 and 10 for further discussion.

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

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2016:

	September 30, 2016	December 31, 2015
$2.25 billion revolving credit facility, maturing July 2020 (weighted average interest rate of 1.5% at September 30, 2016)	$295	$20
Letter of credit facilities, maturing through December 2018	—	—
Canadian credit facility and term loan, maturing March 2019 (weighted average effective interest rate of 2.0% at September 30, 2016 and 2.2% at December 31, 2015)	278	84
Senior notes maturing through 2045, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 4.6% at September 30, 2016 and 4.7% at December 31, 2015)	6,034	6,050
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 0.7% to 5.7% (weighted average interest rate of 1.8% at September 30, 2016 and 1.9% at December 31, 2015)	2,346	2,447
Capital leases and other, maturing through 2055, interest rates up to 12%	308	328

	9,261	8,929
Current portion of long-term debt	432	253

	$8,829	$8,676

Debt Classification

As of September 30, 2016, the current portion of our debt balance of $432 million includes (i) $295 million of short-term borrowings under the long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”) and (ii) $137 million of other debt with scheduled maturities within the next 12 months, including $83 million of tax-exempt bonds.

As of September 30, 2016, we also have $503 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and an additional $491 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to use availability under our $2.25 billion revolving credit facility to fund the debt obligations until they can be remarketed successfully. Accordingly, we classified these borrowings as long-term in our Condensed Consolidated Balance Sheet at September 30, 2016.

Access to and Utilization of Credit Facilities

$2.25 Billion Revolving Credit Facility and Other Letter of Credit Facilities — As of September 30, 2016, we had an aggregate committed capacity of $2.4 billion for letters of credit under various U.S. credit facilities. Our $2.25 billion revolving credit facility expires in July 2020 and is our primary source of letter of credit capacity. Our remaining committed letter of credit capacity is provided under facilities with terms extending through December 2018. As of September 30, 2016, we had an aggregate of $967 million of letters of credit outstanding under committed credit facilities. As of September 30, 2016, we had $295 million of outstanding

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowings under our $2.25 billion revolving credit facility and $817 million of letters of credit issued and supported by the facility, leaving $1,138 million of unused and available capacity.

Canadian Term Loan and Revolving Credit Facility — In March 2016, we amended and restated our Canadian credit agreement (which includes a term loan and revolving credit facility), decreasing the revolving credit capacity, increasing the amount of term credit, and extending the term through March 2019. Waste Management of Canada Corporation and WM Quebec Inc., wholly-owned subsidiaries of WM, are borrowers under the agreement. The amended and restated credit agreement provides the Company (i) C$50 million of revolving credit capacity, which can be used for borrowings or letters of credit, and (ii) C$460 million of non-revolving term credit that is prepayable without penalty. Prior to closing, there was a balance of C$90 million remaining on the prior C$500 million term loan. Upon closing, the term loan was fully drawn to repay the indebtedness owed under the prior Canadian credit agreement and to repay C$370 million of intercompany debt. At no time during the nine months ended September 30, 2016 did we have borrowings or letters of credit outstanding under the Canadian revolving credit agreement.

Debt Borrowings and Repayments

$2.25 Billion Revolving Credit Facility — During the nine months ended September 30, 2016, we had net borrowings of $275 million under our $2.25 billion revolving credit facility. These net borrowings included funds to support our acquisition of certain operations and business assets of Southern Waste Systems/Sun Recycling (“SWS”) in Southern Florida. Refer to Note 9 for additional information related to this acquisition.

Canadian Term Loan — During the three months ended March 31, 2016, we repaid C$27 million, or $20 million, of advances under our prior Canadian term loan reducing the balance to C$90 million at the time of the amendment and restatement of the credit agreement. Upon closing the new Canadian credit agreement, we borrowed C$460 million, or $347 million, to repay the prior term loan and to allow our Canadian subsidiaries to repay C$370 million, or $280 million, of intercompany debt. From April 1, 2016, through September 30, 2016, we repaid C$94 million, or $72 million, of advances under our Canadian term loan.

Senior Notes — In May 2016, we issued $500 million of 2.4% senior notes due May 2023. We utilized the net proceeds of $496 million in the repayment of $500 million of 2.6% senior notes that matured in September 2016.

Tax-Exempt Bonds — During the nine months ended September 30, 2016, we repaid $103 million of tax-exempt bonds with available cash. In May 2016, we elected to refund and reissue $143 million of tax-exempt bonds in order to reduce the interest costs associated with this debt. The “Loss on early extinguishment of debt” reflected in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016 includes $3 million of charges related to these refundings.

Senior Notes Refinancing

During the nine months ended September 30, 2015, we recognized a pre-tax loss of $552 million associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through make-whole redemption and cash tender offers. We replaced substantially all of the debt extinguished with new senior notes at significantly lower coupon interest rates and extended the weighted average duration of these debt obligations.

4.	Derivative Instruments and Hedging Activities

Foreign Currency Derivatives — As of December 31, 2015, we had cross currency swaps outstanding for all of the anticipated cash flows associated with C$370 million of intercompany debt between WM Holdings and its wholly-owned Canadian subsidiaries. As discussed in Note 3, in March 2016, our Canadian subsidiaries repaid the intercompany debt with proceeds from our Canadian term loan. Concurrent with the repayment of the intercompany debt, we terminated the cross currency swaps and received $67 million in cash. The cash received

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from our termination of the swaps has been classified as a change in “Other current assets” and “Other assets” within “Net cash provided by operating activities” in the Condensed Consolidated Statement of Cash Flows. In addition, we recognized $8 million of expense associated with the termination of these swaps which was included in “Other, net” in the Condensed Consolidated Statement of Operations.

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

Forward-Starting Interest Rate Swaps — At September 30, 2016 and December 31, 2015, our “Accumulated other comprehensive income (loss)” included $38 million and $43 million, respectively, of after-tax deferred losses related to terminated cash flow swaps, which are being amortized as an increase to interest expense using the effective interest method over the ten-year terms of the related senior notes, which extend through 2024. As of September 30, 2016, $10 million of the pre-tax deferred losses for these previously terminated swaps is scheduled to be reclassified as an increase to interest expense over the next 12 months.

Refer to Note 11 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

5.	Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2016 was 33.7% and 35.5%, respectively, compared with 32.3% and 27.8%, respectively, for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2016 was primarily due to the favorable impact of federal tax credits and adjustments to our accruals and related deferred taxes due to the filing of our 2015 income tax returns offset, in part, by the unfavorable impact of state and local income taxes and nondeductible impairments and capital losses. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the nine months ended September 30, 2016 was primarily due to the unfavorable impact of state and local income taxes and nondeductible impairments and capital losses offset, in part, by the favorable impact of federal tax credits, adjustments to our accruals and related deferred taxes due to the filing of our 2015 income tax returns, and tax audit settlements.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2015 was primarily due to the favorable impact of federal tax credits, adjustments to our accruals and related deferred taxes due to the filing of our 2014 income tax returns and tax audit settlements offset, in part, by the unfavorable impact of state and local income taxes. The nine months ended September 30, 2015 was also favorably impacted by the revaluation of our deferred taxes and utilization of state net operating losses resulting from changes in state law and nontaxable post-closing adjustments related to the divestiture of our Wheelabrator business. In addition, the loss on early extinguishment of debt included in our pre-tax income for the nine months ended September 30, 2015 contributed to a lower effective tax rate.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in “Equity in net losses of unconsolidated entities,” within our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2016, we recognized $7 million and $22 million of net losses and a reduction in our tax provision of $15 million and $40 million, respectively, primarily as a result of tax credits realized from these investments. In addition, during the three and nine months ended September 30, 2016, we recognized interest expense of less than $1 million and $2 million, respectively, associated with the low-income housing investments. During the three and nine months ended September 30, 2015, we recognized $7 million and $21 million of net losses and a reduction in our tax provision of $17 million and $41 million, respectively, primarily as a result of tax credits realized from these investments. In addition, during the three and nine months ended September 30, 2015, we recognized interest expense of $1 million and $3 million, respectively, associated with the low-income housing investments.

See Note 14 for additional information related to these unconsolidated variable interest entities.

6.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Number of common shares outstanding at end of period	442.0	446.5	442.0	446.5
Effect of using weighted average common shares outstanding	0.9	3.1	2.3	8.0

Weighted average basic common shares outstanding	442.9	449.6	444.3	454.5
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.8	3.1	2.8	3.0

Weighted average diluted common shares outstanding	445.7	452.7	447.1	457.5

Potentially issuable shares	9.2	11.0	9.2	11.0
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.5	2.0	0.5	2.0

7.	Commitments and Contingencies

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

We also have guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties in connection with both consolidated and unconsolidated entities. Guarantee agreements outstanding as of September 30, 2016 (excluding those related to Wheelabrator obligations that are discussed below) include agreements guaranteeing certain market value losses for approximately 875 homeowners’ properties adjacent to or near 22 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

In December 2014, we sold our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Before the divestiture of our Wheelabrator business, WM had guaranteed certain operational and financial performance obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. Wheelabrator is working with the various third-party beneficiaries to release WM from these guarantees, but until they are successful, WM has agreed to retain the guarantees and, in exchange, receive a credit support fee. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements. As of September 30, 2016 and December 31, 2015, WM’s maximum future payments under these guarantees were $106 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. We have recorded the fair value of the operational and financial performance guarantees, some of which could extend through 2038 if not terminated, in our Condensed Consolidated Balance Sheets. The estimated fair value of WM’s potential obligation associated with guarantees of Wheelabrator obligations (net of credit support fee) at September 30, 2016 and December 31, 2015 was $12 million and $13 million, respectively. We currently do not expect the financial impact of such operational and financial performance guarantees to materially exceed the recorded fair value.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $143 million higher than the $253 million recorded in the Condensed Consolidated Financial Statements as of September 30, 2016. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

As of September 30, 2016, we had been notified by the government that we are a PRP in connection with 75 locations listed on the EPA’s Superfund National Priorities List, or NPL. Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On September 28, 2016, the EPA announced a proposed remediation plan for the San Jacinto waste pits in Harris County, Texas, naming McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of WM, as a PRP. MIMC operated the waste pits from 1965 to 1966. In 1998, WM acquired the stock of the parent entity of

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MIMC. During the three months ended September 30, 2016, we increased our environmental remediation liability reserve by $42 million to record MIMC’s estimated share of the EPA’s proposed remedy. The remedy and remedial design plan for the site are not yet final and are currently in a notice and comment period. MIMC disagrees with the proposed remedy put forth by the EPA and is continuing to focus on a solution that it believes best protects the environment and public health. MIMC’s ultimate liability could be materially different from current estimates. We remain an active participant in the EPA’s process established to evaluate and determine the appropriate remedy and remedial design plan for this site. As this site was never owned by the Company and never operated by MIMC while under the Company’s ownership, the increase in this liability was recorded in “Expense from divestitures, asset impairments and unusual items” instead of “Operating” expenses in our Condensed Consolidated Statement of Operations. See Note 10 for further discussion.

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

Litigation — On March 26, 2015, the Company acquired Deffenbaugh Disposal, Inc. (“Deffenbaugh”). In May 2012 and December 2013, Deffenbaugh was named as a defendant in purported class actions filed in the United States District Court for the District of Kansas. These cases pertained to fuel, environmental and base rate charges included on invoices, generally alleging that such charges were not properly disclosed, were unfair or were contrary to the customer service contracts. We have agreed on settlement terms for both cases. We have received preliminary court approval and are anticipating final court approval in the fourth quarter of 2016. The settlements will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

We do not believe that any future liability for withdrawals from the multiemployer defined benefit pension plans to which we contribute will have a material adverse effect on our business, financial condition or liquidity. However, liability for future withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn and the financial condition of the multiemployer defined benefit pension plan(s) at the time of such withdrawal(s).

In the second quarter of 2015, we recognized a $55 million charge to “Operating” expenses associated with the withdrawal from the Central States, Southeast and Southwest Areas Pension Plan and the Teamsters Employers Local 945 Pension Fund.

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are currently in the examination phase of IRS audits for the tax years 2014, 2015 and 2016 and expect these audits to be completed within the next nine, 12 and 21 months, respectively. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2009, with the exception of affirmative claims in a limited number of jurisdictions that date back to 2000. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended:
September 30, 2016
Solid Waste:
Tier 1	$1,364	$(238)	$1,126	$369
Tier 2	885	(162)	723	121
Tier 3	1,382	(241)	1,141	238

Solid Waste	3,631	(641)	2,990	728
Other	608	(50)	558	(30)

	4,239	(691)	3,548	698
Corporate and Other	—	—	—	(138)

Total	$4,239	$(691)	$3,548	$560

September 30, 2015
Solid Waste:
Tier 1	$1,316	$(224)	$1,092	$344
Tier 2	851	(157)	694	168
Tier 3	1,265	(208)	1,057	215

Solid Waste	3,432	(589)	2,843	727
Other	549	(32)	517	(8)

	3,981	(621)	3,360	719
Corporate and Other	—	—	—	(118)

Total	$3,981	$(621)	$3,360	$601

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Nine Months Ended:
September 30, 2016
Solid Waste:
Tier 1	$3,921	$(679)	$3,242	$1,065
Tier 2	2,522	(462)	2,060	423
Tier 3	3,989	(686)	3,303	681

Solid Waste	10,432	(1,827)	8,605	2,169
Other	1,680	(136)	1,544	(86)

	12,112	(1,963)	10,149	2,083
Corporate and Other	—	—	—	(404)

Total	$12,112	$(1,963)	$10,149	$1,679

September 30, 2015
Solid Waste:
Tier 1	$3,803	$(632)	$3,171	$937
Tier 2	2,484	(462)	2,022	458
Tier 3	3,651	(603)	3,048	575

Solid Waste	9,938	(1,697)	8,241	1,970
Wheelabrator	—	—	—	1
Other	1,552	(78)	1,474	(48)

	11,490	(1,775)	9,715	1,923
Corporate and Other	—	—	—	(380)

Total	$11,490	$(1,775)	$9,715	$1,543

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

9.	Acquisitions

Southern Waste Systems/Sun Recycling (“SWS”) — On January 8, 2016, Waste Management Inc. of Florida, a wholly-owned subsidiary of WM, acquired certain operations and business assets of SWS in Southern

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Florida for total consideration of $525 million. The acquired business assets include residential, commercial, and industrial solid waste collection, processing/recycling and transfer operations, equipment, vehicles, real estate and customer agreements. The acquisition was funded primarily with borrowings under our $2.25 billion revolving credit facility.

We recorded $93 million of property and equipment, $182 million of other intangible assets and $250 million of goodwill. The acquisition accounting for this transaction was finalized in the third quarter of 2016. There were no significant measurement period adjustments recorded in 2016. The goodwill allocation was calculated as the excess of the consideration paid over the net assets recognized and represents the future economic benefits expected to arise from other assets acquired that could not be individually identified and separately recognized. Goodwill has been assigned to our Florida Area as it is expected to benefit from the synergies of the combination. Goodwill related to this acquisition is deductible for income tax purposes.

The following table presents the final allocation of the purchase price for SWS to other intangible assets (amounts in millions, except for amortization periods):

	Amount	Weighted Average Amortization Periods (in Years)
Customer relationships	$160	10.0
Noncompete agreements	18	5.0
Trade name	4	10.0

Total other intangible assets subject to amortization	$182	9.5

For the three and nine months ended September 30, 2016, the acquired operations of SWS contributed revenues of $36 million and $112 million, respectively, which are included in our Condensed Consolidated Statements of Operations. The acquired operations have not materially affected our “Consolidated net income” for the reported periods.

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

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Deffenbaugh and SWS occurred at January 1, 2015 (in millions, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2016	2015
Operating revenues	$3,395	$10,151	$9,856
Net income attributable to Waste Management, Inc.	335	847	479
Basic earnings per common share	0.75	1.91	1.05
Diluted earnings per common share	0.74	1.90	1.05

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Asset Impairments and Unusual Items

Expense from divestitures, asset impairments and unusual items

During the nine months ended September 30, 2016, we recognized net charges of $107 million primarily related to (i) a $43 million charge to impair a landfill in Western Pennsylvania due to a loss of expected volumes; (ii) a $42 million charge to adjust our subsidiary’s estimated environmental remediation liability for a closed site in Harris County, Texas, as further discussed in Note 7; (iii) a $10 million goodwill impairment charge associated with our LampTracker® reporting unit and (iv) an $8 million loss on the sale of a majority-owned organics company.

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

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Plans	Total
Balance, December 31, 2015	$(52)	$8	$(75)	$(8)	$(127)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(4), $1, $0 and $0, respectively	(7)	2	51	—	46
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $11, $0, $0 and $0, respectively	18	—	—	—	18

Net current period other comprehensive income (loss)	11	2	51	—	64

Balance, September 30, 2016	$(41)	$10	$(24)	$(8)	$(63)

The amounts of other comprehensive income (loss) before reclassifications associated with the effective portion of derivatives designated as cash flow hedges are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency derivatives	$—	$23	$(11)	$44
Tax (expense) benefit	—	(9)	4	(17)

Net of tax	$—	$14	$(7)	$27

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant amounts reclassified out of each component of accumulated other comprehensive income (loss) associated with our cash flow hedges are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Classification
	2016	2015	2016	2015
Forward-starting interest rate swaps	$(2)	$(4)	$(8)	$(9)	Interest expense, net
Treasury rate locks	(1)	—	(1)	(3)	Interest expense, net
Foreign currency derivatives	—	19	(20)	40	Other, net

	(3)	15	(29)	28	Total before tax
	1	(6)	11	(11)	Tax (expense) benefit

Total reclassifications for the period	$(2)	$9	$(18)	$17	Net of tax

12.	Common Stock Repurchase Program

Our share repurchases have been authorized by our Board of Directors. The Company entered into an accelerated share repurchase (“ASR”) agreement in December 2015 to repurchase $150 million of our common stock in early 2016. In January 2016, we delivered $150 million in cash and received 2.0 million shares based on a stock price of $53.37. The ASR agreement completed in February 2016, at which time we received 0.9 million additional shares based on a final weighted average per share purchase price during the repurchase period of $53.15.

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

In May 2016, the Company entered into an ASR agreement to repurchase $250 million of our common stock. At the beginning of the ASR repurchase period, we delivered $250 million in cash and received 3.3 million shares based on a stock price of $60.49. The ASR agreement completed in August 2016, at which time we received 0.5 million additional shares based on a final weighted average per share price during the repurchase period of $64.67.

After completion of these ASRs, the Company has Board authorization remaining for $650 million of future share repurchases. Any future share repurchases pursuant to such authorization will be made at the discretion of management.

Each ASR agreement was accounted for as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASR agreements and (ii) as a forward contract indexed to our own common stock for the undelivered shares. The initial delivery of shares is included in treasury stock at cost, and resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to our own stock met the criteria for equity classification, and these amounts are initially recorded in additional paid-in capital and reclassified to treasury stock upon completion of the ASR agreement.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at September 30, 2016 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$35	$35	$—	$—
Available-for-sale securities	46	—	46	—
Fixed-income securities	40	—	40	—
Redeemable preferred stock	48	—	—	48

Total assets	$169	$35	$86	$48

		Fair Value Measurements at December 31, 2015 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$35	$35	$—	$—
Available-for-sale securities	43	—	43	—
Fixed-income securities	40	—	40	—
Foreign currency derivatives(b)	78	—	78	—
Redeemable preferred stock	47	—	—	47

Total assets	$243	$35	$161	$47

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

Fair Value of Debt

At September 30, 2016 and December 31, 2015, the carrying value of our debt was approximately $9.3 billion and $8.9 billion, respectively.

The estimated fair value of our debt was approximately $10.1 billion and $9.2 billion at September 30, 2016 and December 31, 2015, respectively. The fair value of our fixed-rate debt is estimated using discounted cash

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flow analysis, based on current market rates for similar types of instruments. The carrying value of our variable-rate debt approximates fair value due to the short-term nature of the interest rates. The increase in the fair value of our debt when comparing September 30, 2016 with December 31, 2015 is primarily related to $326 million of net borrowings during 2016, as well as recent decreases in long-term interest rates.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2016 and December 31, 2015. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

14.	Variable Interest Entities

Following is a description of our financial interests in variable interest entities that we consider significant, including (i) those that represent a significant interest in an unconsolidated entity and (ii) trusts for final capping, closure, post-closure or environmental remediation obligations.

Significant Unconsolidated Variable Interest Entities

We have significant financial interests in entities established to invest in and manage low-income housing properties and a refined coal facility. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. We have determined we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting and do not consolidate them. As of September 30, 2016 and December 31, 2015, our aggregate investment balance in these two entities was $90 million and $110 million, respectively. The debt balance related to our investment in low-income housing properties was $63 million and $80 million at September 30, 2016 and December 31, 2015, respectively. Additional information related to these investments is discussed in Note 5.

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

We account for the trusts for which we are the sole beneficiary as long-term “Other assets” in our Condensed Consolidated Balance Sheets. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income (loss).” These trusts had a fair value of $96 million and $94 million at September 30, 2016 and December 31, 2015, respectively. Our interests in the trusts that have been established for the benefit of both the Company and the host community in which we operate are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Condensed Consolidated Balance Sheets, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $96 million and $93 million as of September 30, 2016 and December 31, 2015, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2016

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$30	$—	$30
Other current assets	5	5	2,253	—	2,263

	5	5	2,283	—	2,293
Property and equipment, net	—	—	10,842	—	10,842
Investments in affiliates	19,543	19,978	—	(39,521)	—
Advances to affiliates(a)	—	—	12,727	(12,727)	—
Other assets	14	30	7,577	—	7,621

Total assets	$19,562	$20,013	$33,429	$(52,248)	$20,756

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$295	$—	$137	$—	$432
Accounts payable and other current liabilities	66	4	2,162	—	2,232

	361	4	2,299	—	2,664
Long-term debt, less current portion(a)	6,072	304	2,453	—	8,829
Due to affiliates(a)	13,053	148	5,299	(18,500)	—
Other liabilities	16	—	3,864	—	3,880

Total liabilities	19,502	456	13,915	(18,500)	15,373
Equity:
Stockholders’ equity	5,359	19,557	19,964	(39,521)	5,359
Advances to affiliates	(5,299)	—	(474)	5,773	—
Noncontrolling interests	—	—	24	—	24

	60	19,557	19,514	(33,748)	5,383

Total liabilities and equity	$19,562	$20,013	$33,429	$(52,248)	$20,756

(a)

In conjunction with the preparation of our June 30, 2016 Condensed Consolidating Balance Sheet, we identified and corrected the presentation of $126 million of tax-exempt bonds previously reported in Non-Guarantor Subsidiaries’ rather than WM’s “Long-term debt, less current portion,” which had corresponding impacts on “Advances to affiliates” and “Due to affiliates.” This immaterial correction has been reflected in our current year Condensed Consolidating Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2015

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$39	$—	$39
Other current assets	3	6	2,297	—	2,306

	3	6	2,336	—	2,345
Property and equipment, net	—	—	10,665	—	10,665
Investments in affiliates(b)	18,557	18,925	—	(37,482)	—
Advances to affiliates	—	—	12,113	(12,113)	—
Other assets	23	29	7,305	—	7,357

Total assets	$18,583	$18,960	$32,419	$(49,595)	$20,367

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$41	$—	$212	$—	$253
Accounts payable and other current liabilities	83	9	2,165	—	2,257

	124	9	2,377	—	2,510
Long-term debt, less current portion	5,801	304	2,571	—	8,676
Due to affiliates(b)	12,588	76	5,299	(17,963)	—
Other liabilities	24	—	3,790	—	3,814

Total liabilities	18,537	389	14,037	(17,963)	15,000
Equity:
Stockholders’ equity	5,345	18,571	18,911	(37,482)	5,345
Advances to affiliates(b)	(5,299)	—	(551)	5,850	—
Noncontrolling interests	—	—	22	—	22

	46	18,571	18,382	(31,632)	5,367

Total liabilities and equity	$18,583	$18,960	$32,419	$(49,595)	$20,367

(b)

In conjunction with the preparation of our September 30, 2016 Condensed Consolidating Balance Sheet, we identified $5.9 billion of intercompany loans between WM and Non-Guarantor Subsidiaries previously included in “Due to affiliates” and “Advances to affiliates” that based on intent are not expected to be collected, and as such are being presented as part of “Equity” in WM’s and Non-Guarantor Subsidiaries’ balance sheet. Accordingly, the 2015 Condensed Consolidating Balance Sheet included herein has been revised to reflect this presentation.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2016

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,548	$—	$3,548
Costs and expenses	—	—	2,988	—	2,988

Income from operations	—	—	560	—	560

Other income (expense):
Interest expense, net	(77)	(5)	(12)	—	(94)
Equity in earnings of subsidiaries, net of taxes	349	352	—	(701)	—
Other, net	—	—	(9)	—	(9)

	272	347	(21)	(701)	(103)

Income (loss) before income taxes	272	347	539	(701)	457
Provision for (benefit from) income taxes	(30)	(2)	185	—	153

Consolidated net income	302	349	354	(701)	304
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	—	2

Net income attributable to Waste Management, Inc.	$302	$349	$352	$(701)	$302

Three Months Ended September 30, 2015

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,360	$—	$3,360
Costs and expenses	—	—	2,759	—	2,759

Income from operations	—	—	601	—	601

Other income (expense):
Interest expense, net	(72)	(5)	(18)	—	(95)
Equity in earnings of subsidiaries, net of taxes	378	381	—	(759)	—
Other, net	—	—	(10)	—	(10)

	306	376	(28)	(759)	(105)

Income (loss) before income taxes	306	376	573	(759)	496
Provision for (benefit from) income taxes	(29)	(2)	190	—	159

Consolidated net income	335	378	383	(759)	337
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	—	2

Net income attributable to Waste Management, Inc.	$335	$378	$381	$(759)	$335

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2016

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$10,149	$—	$10,149
Costs and expenses	—	—	8,470	—	8,470

Income from operations	—	—	1,679	—	1,679

Other income (expense):
Interest expense, net	(227)	(15)	(40)	—	(282)
Loss on early extinguishment of debt	(1)	—	(3)	—	(4)
Equity in earnings of subsidiaries, net of taxes	986	995	—	(1,981)	—
Other, net	—	—	(81)	—	(81)

	758	980	(124)	(1,981)	(367)

Income (loss) before income taxes	758	980	1,555	(1,981)	1,312
Provision for (benefit from) income taxes	(89)	(6)	561	—	466

Consolidated net income	847	986	994	(1,981)	846
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to Waste Management, Inc.	$847	$986	$995	$(1,981)	$847

Nine Months Ended September 30, 2015 (Unaudited)
	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$9,715	$—	$9,715
Costs and expenses	—	—	8,172	—	8,172

Income from operations	—	—	1,543	—	1,543

Other income (expense):
Interest expense, net	(226)	(17)	(51)	—	(294)
Loss on early extinguishment of debt	(500)	(52)	—	—	(552)
Equity in earnings of subsidiaries, net of taxes	929	971	—	(1,900)	—
Other, net	—	—	(34)	—	(34)

	203	902	(85)	(1,900)	(880)

Income (loss) before income taxes	203	902	1,458	(1,900)	663
Provision for (benefit from) income taxes	(277)	(27)	488	—	184

Consolidated net income	480	929	970	(1,900)	479
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to Waste Management, Inc.	$480	$929	$971	$(1,900)	$480

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2016
Comprehensive income	$303	$349	$339	$(701)	$290
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2	—	2

Comprehensive income attributable to Waste Management, Inc.	$303	$349	$337	$(701)	$288

Three Months Ended September 30, 2015
Comprehensive income	$336	$378	$325	$(759)	$280
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2	—	2

Comprehensive income attributable to Waste Management, Inc.	$336	$378	$323	$(759)	$278

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Nine Months Ended September 30, 2016
Comprehensive income	$852	$986	$1,053	$(1,981)	$910
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income attributable to Waste Management Inc.	$852	$986	$1,054	$(1,981)	$911

Nine Months Ended September 30, 2015
Comprehensive income	$487	$929	$849	$(1,900)	$365
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income attributable to Waste Management, Inc.	$487	$929	$850	$(1,900)	$366

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2016

(Unaudited)

	WM(c)	WM Holdings(c)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$847	$986	$994	$(1,981)	$846
Equity in earnings of subsidiaries, net of taxes	(986)	(995)	—	1,981	—
Other adjustments	139	9	1,213	—	1,361

Net cash provided by operating activities	—	—	2,207	—	2,207

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(600)	—	(600)
Capital expenditures	—	—	(962)	—	(962)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	32	—	32
Net receipts from restricted trust and escrow accounts and other, net	—	—	(20)	—	(20)

Net cash used in investing activities	—	—	(1,550)	—	(1,550)

Cash flows from financing activities:
New borrowings	—	—	2,536	—	2,536
Debt repayments	—	—	(2,210)	—	(2,210)
Premiums paid on early extinguishment of debt	—	—	(2)	—	(2)
Common stock repurchase program	—	—	(500)	—	(500)
Cash dividends	—	—	(546)	—	(546)
Exercise of common stock options	—	—	57	—	57
Other, net	—	—	(1)	—	(1)
(Increase) decrease in intercompany and investments, net	—	—	—	—	—

Net cash used in financing activities	—	—	(666)	—	(666)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	—	(9)	—	(9)
Cash and cash equivalents at beginning of period	—	—	39	—	39

Cash and cash equivalents at end of period	$—	$—	$30	$—	$30

(c)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Nine Months Ended September 30, 2015

(Unaudited)

	WM(d)	WM Holdings(d)	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Consolidated net income	$480	$929	$970	$(1,900)	$479
Equity in earnings of subsidiaries, net of taxes	(929)	(971)	—	1,900	—
Other adjustments	449	42	1,002	—	1,493

Net cash provided by operating activities	—	—	1,972	—	1,972

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(473)	—	(473)
Capital expenditures	—	—	(864)	—	(864)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	114	—	114
Net receipts from restricted trust and escrow accounts and other, net	—	—	42	—	42

Net cash used in investing activities	—	—	(1,181)	—	(1,181)

Cash flows from financing activities:
New borrowings	—	—	2,060	—	2,060
Debt repayments	—	—	(2,421)	—	(2,421)
Premiums paid on early extinguishment of debt	—	—	(555)	—	(555)
Common stock repurchase program	—	—	(600)	—	(600)
Cash dividends	—	—	(523)	—	(523)
Exercise of common stock options	—	—	53	—	53
Other, net	—	—	3	—	3
(Increase) decrease in intercompany and investments, net	(1,235)	—	1,235	—	—

Net cash used in financing activities	(1,235)	—	(748)	—	(1,983)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)

Increase (decrease) in cash and cash equivalents	(1,235)	—	41	—	(1,194)
Cash and cash equivalents at beginning of period	1,235	—	72	—	1,307

Cash and cash equivalents at end of period	$—	$—	$113	$—	$113

(d)

Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries. We have revised the prior year presentation to reflect all relevant cash flow activities in the Non-Guarantor Subsidiaries column.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	New Accounting Standards Pending Adoption

Statement of Cash Flows — In August 2016, the FASB issued amended authoritative guidance associated with the classification of certain cash receipts and cash payments on the statement of cash flows. The amended guidance addresses specific cash flow issues with the objective of reducing existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. We do not currently expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

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

Stock Compensation — In March 2016, the FASB issued amended authoritative guidance associated with stock-based employee compensation as part of its simplification initiative to reduce the cost and complexity of compliance with GAAP while maintaining or improving the usefulness of the information provided. The amended guidance changes both the accounting and financial reporting for certain income tax impacts of stock-based employee compensation. All excess tax benefits and tax deficiencies will be required to be recognized as an income tax benefit or expense rather than as a component of equity. The guidance also provides for changes in the calculation of forfeitures related to the expense of stock-based employee compensation. The amended guidance is effective for the Company on January 1, 2017. We do not currently expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

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

Financial Instruments — In January 2016, the FASB issued amended authoritative guidance associated with the recognition and measurement of financial assets and liabilities. The amended guidance will require certain equity investments that are not consolidated to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. We do not currently expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Revenue Recognition — In May 2014, the FASB issued amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption. We have formed an implementation work team and completed training on the new standard. We are in the process of reviewing our contractual arrangements. We have not determined whether the adoption will have a material impact on our consolidated financial statements.

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

•

possible changes in our estimates of costs for site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses and future cash outflows;

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

•

weather conditions and one-time special projects cause our results to fluctuate, and harsh weather or natural disasters may cause us to temporarily suspend operations; these seasonal or event driven items can result in interim variations in our results;

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

Key items of our financial results for the current quarter include:

•

Revenues of $3,548 million compared with $3,360 million in the third quarter of 2015, an increase of $188 million, or 5.6%. This increase is primarily attributable to (i) the combined impact of yield and volume growth, which contributed $127 million of additional revenues, primarily in our collection and disposal and recycling operations and (ii) acquisitions, net of divestitures, which contributed $60 million of revenue growth, primarily due to the acquisition of certain operations and business assets of SWS in January 2016;

•

Operating expenses of $2,216 million, or 62.5% of revenues, compared with $2,095 million, or 62.4% of revenues, in the third quarter of 2015. This increase of $121 million is primarily attributable to (i) incremental costs attributable to acquired businesses, primarily the SWS operations; (ii) higher volumes; (iii) increased landfill leachate disposal costs; (iv) increased cost of goods sold, primarily related to higher recyclable commodity prices and (v) merit and employee benefit cost increases. These increases were partially offset by lower fuel costs, primarily due to lower year-over-year average fuel prices;

•	Selling, general and administrative expenses remained flat at $330 million, but declined to 9.3% of revenues compared with 9.8% of revenues in the third quarter of 2015;

•

Income from operations was $560 million, or 15.8% of revenues, compared with $601 million, or 17.9% of revenues, in the third quarter of 2015. Our current quarter earnings and margins were negatively affected by the recognition of $106 million of pre-tax charges recorded in “Expense from divestitures, asset impairments and unusual items”, which are discussed below; and

•

Net income attributable to Waste Management, Inc. of $302 million, or $0.68 per diluted share, compared with $335 million, or $0.74 per diluted share, in the third quarter of 2015. Our current quarter net income and diluted earnings per share were also negatively affected by the charges recorded in “Expense from divestitures, asset impairments and unusual items”, which are discussed below.

As noted above, the comparability of our results of operations for the three months ended September 30, 2016 with the prior year period has been negatively affected by the recognition of $106 million of pre-tax charges in the current quarter. These charges are reported in the “Expense from divestitures, asset impairments and unusual items” caption of our Condensed Consolidated Statements of Operations. These charges reduced our current quarter “Net income attributable to Waste Management, Inc.” by $72 million, or $0.16 per diluted share. These after-tax charges primarily included (i) a $26 million impairment due to a loss of expected volumes for a landfill; (ii) a $26 million increase in a subsidiary’s estimated environmental remediation liability related to a closed site in Harris County, Texas; (iii) a $10 million loss on the sale of a majority-owned organics company and (iv) an $8 million goodwill impairment associated with our LampTracker® reporting unit.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities,” is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$753	$657	$2,207	$1,972
Capital expenditures	(333)	(335)	(962)	(864)
Proceeds from divestitures of businesses and other assets (net of cash divested)	8	36	32	114

Free cash flow	$428	$358	$1,277	$1,222

Our cash flows from operating activities increased $96 million and $235 million for the three and nine months ended September 30, 2016, respectively, as compared with the prior year periods. The three and nine months ended September 30, 2016 were both impacted by higher earnings from our Traditional Solid Waste business; offset in part by the unfavorable changes in our assets and liabilities, net of effects from business acquisitions and divestitures. The three month period-to-period change benefited from (i) a payment in the third quarter of 2015 associated with the withdrawal from an underfunded multiemployer pension plan and (ii) lower income tax payments in the current quarter. Additionally, the nine month period-to-period change benefited from (i) cash proceeds from the termination of our cross currency swaps in the first quarter of 2016 and (ii) lower annual incentive plan cash payments in the current year; which were offset, in part, by higher income tax payments in the current year.

Capital expenditures were essentially flat for the three months ended September 30, 2016 compared to the prior year period and $98 million higher for the nine months ended September 30, 2016 compared to the prior year period. The increase in our capital expenditures in 2016 is generally the result of additional spending on new business opportunities and acquisitions, growth in our existing business, asset replacement timing and the construction of a waste-water treatment facility at one of our landfills. Although we experienced an increase in capital expenditures in the current year, the Company continues to maintain a disciplined focus on capital management.

Acquisitions

Southern Waste Systems/Sun Recycling (“SWS”) — On January 8, 2016, Waste Management Inc. of Florida, a wholly-owned subsidiary of WM, acquired certain operations and business assets of Southern Waste Systems/Sun Recycling (“SWS”) in Southern Florida for total consideration of $525 million. The acquired business assets include residential, commercial, and industrial solid waste collection, processing/recycling and transfer operations, equipment, vehicles, real estate and customer agreements. The acquisition was funded primarily with borrowings under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”). For the three and nine months ended September 30, 2016, the acquired operations of SWS contributed revenues of $36 million and $112 million, respectively, which are included in our Condensed Consolidated Statements of Operations.

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

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. We also provide additional services that are not managed through our Solid Waste business, including both our Strategic Business Solutions (“WMSBS”) and Energy and Environmental Services organizations, recycling brokerage services, landfill gas-to-energy services and expanded service offerings and solutions. We also offer portable self-storage and long-distance moving services through a joint venture; fluorescent bulb and universal waste mail-back through our LampTracker® program; portable restroom servicing under the name Port-o-Let®; and street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties. These operations are presented as “Other” in the table below. The following table summarizes revenues during each period (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Solid Waste:
Tier 1	$1,364	$1,316	$3,921	$3,803
Tier 2	885	851	2,522	2,484
Tier 3	1,382	1,265	3,989	3,651

Solid Waste	3,631	3,432	10,432	9,938
Other	608	549	1,680	1,552
Intercompany	(691)	(621)	(1,963)	(1,775)

Total	$3,548	$3,360	$10,149	$9,715

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commercial	$881	$841	$2,592	$2,498
Residential	630	630	1,862	1,873
Industrial	633	594	1,807	1,685
Other	110	92	317	259

Total collection	2,254	2,157	6,578	6,315
Landfill	831	781	2,330	2,174
Transfer	397	359	1,134	1,029
Recycling	325	297	883	878
Other	432	387	1,187	1,094
Intercompany	(691)	(621)	(1,963)	(1,775)

Total	$3,548	$3,360	$10,149	$9,715

The following table provides details associated with the period-to-period change in revenues (dollars in millions) along with an explanation of the significant components of the current period changes:

	Period-to-Period Change for the Three Months Ended September 30, 2016 vs. 2015		Period-to-Period Change for the Nine Months Ended September 30, 2016 vs. 2015
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$74	2.2%	$146	1.5%
Volume	53	1.6	122	1.3

Internal revenue growth	127	3.8	268	2.8
Acquisitions	65	1.9	221	2.3
Divestitures	(5)	(0.1)	(28)	(0.3)
Foreign currency translation	1	—	(27)	(0.3)

Total	$188	5.6%	$434	4.5%

(a)

Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,355 million and $9,687 million for the three and nine months, respectively).

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

	Period-to-Period Change for the Three Months Ended September 30, 2016 vs. 2015		Period-to-Period Change for the Nine Months Ended September 30, 2016 vs. 2015
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection and disposal	$60	2.1%	$206	2.4%
Recycling commodities	25	8.7	7	0.8
Fuel surcharges and mandated fees	(11)	(8.5)	(67)	(17.0)

Total	$74	2.2%	$146	1.5%

(i)	Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue, adjusted to exclude the impacts of divestitures for the current period.

Our revenues increased $188 million, or 5.6%, and $434 million, or 4.5%, for the three and nine months ended September 30, 2016, respectively, as compared with the prior year periods. Our revenue increases were driven by (i) acquisitions, including the operations acquired from SWS in January 2016 and Deffenbaugh in March 2015; (ii) revenue growth from yield on our collection and disposal operations; (iii) higher volumes and (iv) higher commodity prices, particularly during the third quarter of 2016. Partially offsetting these revenue increases were (i) lower revenues from our fuel surcharges program due to lower year-over-year fuel costs; (ii) divestitures and (iii) foreign currency translation for the nine-month period, which affects revenues from our Canadian operations.

The following provides further details associated with our period-to-period change in revenues:

Average yield

Collection and disposal average yield — This measure reflects the effect on our revenue from the pricing activities of our collection, transfer and landfill operations, exclusive of volume changes. Revenue growth from collection and disposal average yield includes not only base rate changes and environmental and service fee increases, but also (i) certain average price changes related to the overall mix of services, which are due to the types of services provided; (ii) changes in average price from new and lost business and (iii) rollbacks to retain customers. Revenue growth from collection and disposal average yield was $60 million, or 2.1%, and $206 million, or 2.4%, for the three and nine months ended September 30, 2016, respectively, as compared with the prior year periods.

We experienced growth in all of our collection and disposal lines of business in the current periods. The details are as follows (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2016 vs. 2015		Period-to-Period Change for the Nine Months Ended September 30, 2016 vs. 2015
	Amount	As a % of Related Business	Amount	As a % of Related Business
Commercial	$29	3.6%	$101	4.3%
Residential	12	2.1	36	2.0
Industrial	11	2.1	45	2.9

Total collection	52	2.6	182	3.1
Landfill	3	0.7	11	0.9
Transfer	5	2.8	13	2.5

Total collection and disposal	$60	2.1%	$206	2.4%

Revenues from our environmental fee contributed $19 million and $53 million for the three and nine months ended September 30, 2016, respectively, to our collection and disposal average yield.

Recycling commodities — Our revenues increased $25 million when comparing the three months ended September 30, 2016 with the prior year period as a result of an 11% increase in the prices of the recycling commodities we sell at our recycling facilities and through our brokerage business. This is the second consecutive quarter we have seen revenues increase due to higher recyclable commodity prices. Commodity prices also increased almost 2% for the nine months ended September 30, 2016 compared with the prior year period, which resulted in a revenue increase of $7 million.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, decreased $11 million and $67 million for the three and nine months ended September 30, 2016, respectively, compared with the prior year periods. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Market prices for fuel decreased approximately 9% and 19% for the three and nine months ended September 30, 2016, respectively, as compared with the prior year periods, which caused a decline in our fuel surcharge revenues.

The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These fees were flat when comparing the three and nine months ended September 30, 2016 to the prior year periods.

Volume

Our revenue increased $53 million, or 1.6%, and $122 million, or 1.3%, for the three and nine months ended September 30, 2016, respectively, as compared with the prior year periods due to higher volumes. The year-over-

year comparison does not include volumes from acquisitions, which are discussed below. Overall, we experienced higher volumes as a result of (i) improving market conditions; (ii) reduced customer churn and focus on disciplined growth and (iii) an additional workday in the nine months ended September 30, 2016. Revenue increases due to higher volumes were attributable to (i) industrial collection; (ii) municipal solid waste; (iii) construction and demolition, and special waste landfill businesses and (iv) transfer station business. In addition, we saw revenue increases due to higher volumes in our commercial collection business this quarter.

Additional drivers affecting the comparability of volumes for the periods presented are as follows:

•	Due to our focus on renegotiating existing contracts and winning new contracts with reasonable returns, we continue to see revenue declines in our residential business.

•

In our ancillary service businesses, we experienced slight revenue increases for the nine months ended September 30, 2016 as compared with the prior year period resulting from higher volumes in our Energy and Environmental Service organization, particularly our remediation and construction services and our portable self-storage businesses. These volume increases were almost entirely offset by lower volumes resulting from lower oil prices, which negatively affected both our oil and gas producing properties and our oilfield services business.

Acquisitions and divestitures

Revenues increased $65 million and $221 million for the three and nine months ended September 30, 2016, respectively, as compared with the prior year periods, principally due to the SWS operations acquired in January 2016. Additionally, the Deffenbaugh operations acquired in March 2015 also contributed to the revenue increases for the nine months ended September 30, 2016. These revenues were partially offset by revenue decreases due to divestitures of $5 million and $28 million for the three and nine months ended September 30, 2016, respectively, as compared with the prior year periods.

Operating Expenses

The following table summarizes the major components of our operating expenses, for the three and nine months ended September 30 (dollars in millions), with significant changes in our operating expenses discussed below:

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change
	2016	2015			2016	2015
Labor and related benefits	$617	$589	$28	4.8%	$1,794	$1,793	$1	0.1%
Transfer and disposal costs	252	245	7	2.9	735	704	31	4.4
Maintenance and repairs	277	263	14	5.3	802	762	40	5.2
Subcontractor costs	316	294	22	7.5	887	841	46	5.5
Cost of goods sold	232	207	25	12.1	623	598	25	4.2
Fuel	81	94	(13)	(13.8)	219	296	(77)	(26.0)
Disposal and franchise fees and taxes	185	174	11	6.3	525	496	29	5.8
Landfill operating costs	92	63	29	46.0	265	191	74	38.7
Risk management	51	49	2	4.1	158	167	(9)	(5.4)
Other	113	117	(4)	(3.4)	331	356	(25)	(7.0)

	$2,216	$2,095	$121	5.8%	$6,339	$6,204	$135	2.2%

Our operating expenses increased $121 million, or 5.8%, and increased $135 million, or 2.2%, for the three and nine months ended September 30, 2016, respectively, as compared with the prior year periods. Our operating expenses as a percentage of revenues increased to 62.5% in the third quarter of 2016 from 62.4% in the third quarter of 2015, and decreased to 62.5% for the nine months ended September 30, 2016 from 63.9% for the nine months ended September 30, 2015.

We experienced higher current year operating costs for the three and nine months ended September 30, 2016 when compared to the prior year periods related to:

•	Acquisitions, including the operations acquired from Deffenbaugh in March 2015 and SWS in January 2016, which increased costs in substantially all categories;

•

Higher volumes in the current year periods, as discussed above in Operating Revenues. The most significant cost increases were in the (i) Transfer and disposal; (ii) Subcontractor and (iii) Disposal and franchise fees and taxes cost categories; and

•	Merit increases and higher group insurance, which increased costs in the Labor and related benefits and Maintenance and repairs categories.

Other significant items affecting the comparability of the costs for the periods presented include:

Labor and related benefits — A $55 million charge associated with the withdrawal from certain underfunded multiemployer pension plans in the second quarter of 2015 substantially offset the nine month period-to-period increase due to acquisitions, merit increases and higher group insurance.

Cost of goods sold — The increase in costs for the three months ended September 30, 2016 was primarily driven by higher recyclable commodity prices.

Fuel — The decrease in fuel expense in the current year periods when compared to the prior year periods was driven by (i) lower fuel prices; (ii) lower costs resulting from the conversion of our fleet to natural gas vehicles and (iii) increases in natural gas fuel excise credits that could not be recognized until the fourth quarter of the prior year.

Landfill operating costs — The increase in landfill operating costs in the current year periods when compared to the prior year periods was primarily driven by higher leachate disposal costs. Additionally, the nine months ended September 30, 2016 includes an unfavorable adjustment related to changes in U.S. Treasury rates used to discount the present value of our environmental remediation obligations and recovery assets.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three and nine months ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change
	2016	2015			2016	2015
Labor and related benefits	$230	$216	$14	6.5%	$706	$654	$52	8.0%
Professional fees	23	25	(2)	(8.0)	69	81	(12)	(14.8)
Provision for bad debts	8	8	—	—	26	26	—	—
Other	69	81	(12)	(14.8)	231	239	(8)	(3.3)

	$330	$330	$—	—%	$1,032	$1,000	$32	3.2%

Our selling, general and administrative expenses were flat when comparing the three months ended September 30, 2016 to the prior year period and increased $32 million, or 3.2%, when comparing the nine-month periods. As a percentage of revenue, our selling, general and administrative expenses decreased from 9.8% for the third quarter of 2015 to 9.3% for the third quarter of 2016, and from 10.3% for the nine months ended September 30, 2015 to 10.2% for the nine months ended September 30, 2016.

Our labor and related benefits costs increased as a result of merit increases and acquisition driven headcount increases. Additionally, stock-based incentive compensation costs increased for the nine-month comparison to the prior year period. Our professional fees decreased as a result of lower legal fees. Our other expenses decreased primarily due to a favorable litigation settlement providing for the reimbursement of certain legal fees in the third quarter of 2016.

Depreciation and Amortization

The following table summarizes the components of our depreciation and amortization expense for the three and nine months ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change
	2016	2015			2016	2015
Depreciation of tangible property and equipment	$193	$191	$2	1.0%	$581	$569	$12	2.1%
Amortization of landfill airspace	118	120	(2)	(1.7)	333	319	14	4.4
Amortization of intangible assets	25	19	6	31.6	74	56	18	32.1

	$336	$330	$6	1.8%	$988	$944	$44	4.7%

The increase in depreciation of tangible property and equipment and amortization of intangible assets during the three and nine months ended September 30, 2016 as compared to the prior year period is primarily due to the SWS acquired operations. The decrease in the amortization of landfill airspace during the three months ended September 30, 2016 compared to the prior year period was due to changes in our landfill estimates, partially offset by increased volumes at our landfills. The increase in amortization of landfill airspace during the nine months ended September 30, 2016 as compared to the prior year period is primarily due to increased volumes at our landfills.

Expense from Divestitures, Asset Impairments and Unusual Items

During the nine months ended September 30, 2016, we recognized net charges of $107 million primarily related to (i) a $43 million charge to impair a landfill in Western Pennsylvania due to a loss of expected volumes; (ii) a $42 million charge to adjust our subsidiary’s estimated environmental remediation liability for a closed site in Harris County, Texas, as further discussed in Note 7 to the Condensed Consolidated Financial Statements; (iii) a $10 million goodwill impairment charge associated with our LampTracker® reporting unit and (iv) an $8 million loss on the sale of a majority-owned organics company.

During the nine months ended September 30, 2015, we recognized net charges of $17 million, including $18 million of charges to write down or divest of certain assets in our recycling operations and a $5 million impairment charge related to a landfill in our Western Canada Area. Partially offsetting these charges was a $6 million gain on the sale of an oil and gas producing property.

Income from Operations

The following table summarizes income from operations for the three and nine months ended September 30 (dollars in millions):

	Three Months Ended September 30,		Period-to- Period Change		Nine Months Ended September 30,		Period-to- Period Change
	2016	2015			2016	2015
Solid Waste:
Tier 1	$369	$344	$25	7.3%	$1,065	$937	$128	13.7%
Tier 2	121	168	(47)	(28.0)	423	458	(35)	(7.6)
Tier 3	238	215	23	10.7	681	575	106	18.4

Solid Waste	728	727	1	0.1	2,169	1,970	199	10.1
Wheelabrator	—	—	—	—	—	1	(1)	*
Other	(30)	(8)	(22)	*	(86)	(48)	(38)	79.2
Corporate and Other	(138)	(118)	(20)	16.9	(404)	(380)	(24)	6.3

Total	$560	$601	$(41)	(6.8)%	$1,679	$1,543	$136	8.8%

*	Percentage change does not provide a meaningful comparison.

All information presented has been updated to reflect our realigned segments which are discussed further in Note 8 to the Condensed Consolidated Financial Statements.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three and nine months ended September 30, 2016 as compared with the prior year periods are summarized below:

•	Our Traditional Solid Waste business benefited from internal revenue growth;

•

Our recycling business was favorable compared to the prior year periods principally due to (i) continued cost reductions; (ii) higher market prices for commodities, particularly in the current quarter and (iii) the impairment of various recycling assets in the second quarter of 2015;

•	In the second quarter of 2015, we recognized a $55 million charge associated with the withdrawal from certain underfunded multiemployer pension plans, which affected all Tiers;

•	Increased leachate disposal costs in Tier 2;

•	The impairment of a landfill in Tier 2 due to a loss of expected volumes; and

•	Higher labor and related benefit costs due to merit increases, higher incentive compensation, and increases in group insurance.

Significant items affecting the comparison of the remaining components of our results of operations for the three and nine months ended September 30, 2016 with the comparable prior year periods are summarized below:

Wheelabrator — Amounts reported in 2015 reflect post-closing adjustments to the gain on the sale of our Wheelabrator business in December 2014.

Other — The most significant items affecting the comparability of expenses for the periods presented include:

•

Increased expenses from divestitures, asset impairments and unusual items related to a loss on the sale of a majority-owned organics company and the goodwill impairment associated with our LampTracker® reporting unit;

•	Increased costs in WMSBS, driven in part by the transfer of certain sales employees included in our Corporate and Other segment in the prior year periods; and

•	Improved results in our energy related businesses primarily in the current quarter.

Corporate and Other — The most significant items affecting the comparability of expenses for the periods presented include:

•	An increase in a subsidiary’s estimated environmental remediation liability related to a closed site in Harris County, Texas;

•	A favorable litigation settlement providing for the reimbursement of certain legal fees; and

•	The transfer of certain sales employees to our Other segment that were included in this segment in the prior year periods.

Interest Expense, net

Our interest expense, net was $94 million and $282 million during the three and nine months ended September 30, 2016, respectively, compared to $95 million and $294 million during the three and nine months ended September 30, 2015, respectively. The decrease for the nine months ended September 30, 2016 compared to the prior year period is primarily attributable to (i) the impacts of lower market interest rates on certain of our tax-exempt bonds and (ii) the refinancing of a significant portion of our high-coupon senior notes during the first quarter of 2015 as discussed below in Loss on Early Extinguishment of Debt.

Loss on Early Extinguishment of Debt

During the nine months ended September 30, 2015, we recognized a pre-tax loss of $552 million associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through make-whole redemption and cash tender offers. We replaced substantially all of the debt extinguished with new senior notes at significantly lower coupon interest rates and extended the weighted average duration of these debt obligations.

Equity in Net Losses of Unconsolidated Entities

We recognized “Equity in net losses of unconsolidated entities” of $9 million and $32 million during both the three and nine months ended September 30, 2016 and September 30, 2015, respectively. These losses are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 5 and 14 to the Condensed Consolidated Financial Statements for more information related to these investments.

Other, net

We recognized other, net expense of $49 million for the nine months ended September 30, 2016. We recognized impairment charges of $41 million to write down minority-owned investments in waste diversion technology companies to their fair value during the second quarter of 2016. In addition, we recognized $8 million of expense during the first quarter of 2016 associated with the termination of our cross currency swaps, which is discussed further in Note 4 to the Condensed Consolidated Financial Statements.

Provision for Income Taxes

Our provision for income taxes and effective income tax rates were $153 million, or 33.7%, and $466 million, or 35.5%, for the three and nine months ended September 30, 2016, respectively, compared to $159 million, or 32.3%, and $184 million, or 27.8%, for the three and nine months ended September 30, 2015, respectively.

Our provision for income taxes and effective tax rate for the three months ended September 30, 2016 was favorably impacted primarily by federal tax credits and adjustments to our accruals and related deferred taxes due to the filing of our 2015 income tax returns offset, in part, by the unfavorable impact of state and local income taxes and nondeductible impairments and capital losses. Our provision for income taxes and effective tax rate for the nine months ended September 30, 2016 was unfavorably impacted primarily by state and local income taxes and nondeductible impairments and capital losses offset, in part, by the favorable impact of federal tax credits, adjustments to our accruals and related deferred taxes due to the filing of our 2015 income tax returns, and tax audit settlements.

Our provision for income taxes and effective tax rate for the three and nine months ended September 30, 2015 was favorably impacted primarily by federal tax credits, adjustments to our accruals and related deferred taxes due to the filing of our 2014 income tax returns and tax audit settlements offset, in part, by the unfavorable impact of state and local income taxes. The nine months ended September 30, 2015 was also favorably impacted by the revaluation of our deferred taxes and utilization of state net operating losses resulting from changes in state law and nontaxable post-closing adjustments related to the divestiture of our Wheelabrator business. In addition, the loss on early extinguishment of debt included in our pre-tax income for the nine months ended September 30, 2015 contributed to a lower effective tax rate.

Our investments in the low-income housing properties and the refined coal facility reduced our provision for income taxes by $15 million and $40 million for the three and nine months ended September 30, 2016, respectively, and by $17 million and $41 million for the three and nine months ended September 30, 2015, respectively. Refer to Note 5 to the Condensed Consolidated Financial Statements for more information related to these investments.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$30	$39

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$96	$94
Other	10	11

Total restricted trust and escrow accounts	$106	$105

Debt:
Current portion	$432	$253
Long-term portion	8,829	8,676

Total debt	$9,261	$8,929

As of September 30, 2016, the current portion of our debt balance of $432 million includes (i) $295 million of short-term borrowings under our $2.25 billion revolving credit facility and (ii) $137 million of other debt with scheduled maturities within the next 12 months, including $83 million of tax-exempt bonds.

As of September 30, 2016, we also have $503 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and an additional $491 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to use availability under our $2.25 billion revolving credit facility to fund the debt obligations until they can be remarketed successfully. Accordingly, we classified these borrowings as long-term in our Condensed Consolidated Balance Sheet at September 30, 2016.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine months ended September 30 (in millions):

	2016	2015
Net cash provided by operating activities	$2,207	$1,972

Net cash used in investing activities	$(1,550)	$(1,181)

Net cash used in financing activities	$(666)	$(1,983)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the nine months ended September 30, 2016 with the comparable prior year period are summarized below:

•

Increase in earnings — Our income from operations, excluding depreciation and amortization, and asset impairments and unusual items, increased by $270 million on a year-over-year basis, driven principally by earnings from our Traditional Solid Waste business. Our 2015 results included the recognition of a $55 million charge associated with the withdrawal from certain underfunded multiemployer pension plans, of which payments of approximately $40 million were made in the nine months ended September 30, 2015.

•

Foreign currency derivatives — During the first quarter of 2016, we terminated our cross currency swaps associated with the anticipated cash flows of intercompany loans between WM Holdings and its wholly-owned Canadian subsidiaries, as discussed further in Note 4 to the Condensed Consolidated Financial Statements. In connection with the termination, we received cash proceeds of $67 million, which were classified as a change in “Other current assets” and “Other assets” within “Net cash provided by operating activities” in the Condensed Consolidated Statement of Cash Flows.

•

Decrease in incentive plan cash payments — Payments for our annual incentive plans are typically made in the first quarter of the year based on prior year performance. Our cash flow from operations was favorably impacted by $46 million on a year-over-year basis, as the annual incentive cash payments made in the first quarter of 2016 were lower than the cash payments made in the first quarter of 2015.

•

Increase in tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was $46 million higher on a year-over-year basis, largely driven by higher earnings in the current year.

•

Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flows from operating activities were unfavorably impacted by $102 million on a year-over-year basis by changes in our assets and liabilities accounts, exclusive of the items noted above. Although our working capital changes may vary from year-to-year, they are typically driven by changes in accounts receivable and accounts payable, which result from changes in revenue and costs and timing of receipts and payments.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine months ended September 30, 2016 and 2015 are summarized below:

•

Acquisitions — Our spending on acquisitions was $600 million during the nine months ended September 30, 2016 compared with $473 million during the nine months ended September 30, 2015. In 2016, our acquisitions consisted primarily of certain operations and business assets of SWS. In 2015, our acquisitions consisted principally of the collection and disposal operations of Deffenbaugh. These acquisitions are discussed in Note 9 to the Condensed Consolidated Financial Statements.

•

Capital expenditures — We used $962 million and $864 million during the nine months ended September 30, 2016 and 2015, respectively, for capital expenditures. The increase in our capital expenditures is generally the result of additional spending on new business opportunities and acquisitions, growth in our existing business, asset replacement timing and the construction of a waste-water treatment facility at one of our landfills. Although we experienced an increase in capital expenditures in the current year, the Company continues to maintain a disciplined focus on capital management.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine months ended September 30, 2016 and 2015 are summarized below:

•	Debt borrowings (repayments) — The following summarizes our cash borrowings and debt repayments for the nine months ended September 30 (in millions):

	2016	2015
Borrowings:
$2.25 billion revolving credit facility	$1,403	$—
Canadian term loan	347	—
Senior notes	496	1,781
Tax-exempt bonds	143	138
Capital leases and other debt	147	141

	$2,536	$2,060

Repayments:
$2.25 billion revolving credit facility	$(1,128)	$—
Canadian term loan	(159)	(93)
Senior notes	(510)	(1,970)
Tax-exempt bonds	(246)	(188)
Capital leases and other debt	(167)	(170)

	$(2,210)	$(2,421)

Net borrowings (repayments)	$326	$(361)

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

•

Dividend payments — We paid cash dividends of $546 million and $523 million during the nine months ended September 30, 2016 and 2015, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.385 in 2015 to $0.41 in 2016 and has been offset, in part, by a reduction in our common stock outstanding during 2016 as a result of our common stock repurchase program.

•

Common stock repurchase program — We paid $500 million and $600 million for common stock repurchases during the nine months ended September 30, 2016 and 2015, respectively. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

Liquidity Impacts of Income Tax Items

We have liabilities associated with unrecognized tax benefits and related interest. These liabilities are included as a component of long-term “Other liabilities” in our Condensed Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. At September 30, 2016, we anticipate that approximately $6 million of liabilities for unrecognized tax benefits, including accrued interest, and $2 million of related tax assets may be reversed within the next 12 months. The anticipated reversals primarily relate to miscellaneous state tax items, each of which is individually insignificant. The recognition of the unrecognized tax benefits is expected to result from audit settlements or the expiration of the applicable statute of limitations period.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 14 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2016, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

New Accounting Standards Pending Adoption

Statement of Cash Flows — In August 2016, the FASB issued amended authoritative guidance associated with the classification of certain cash receipts and cash payments on the statement of cash flows. The amended guidance addresses specific cash flow issues with the objective of reducing existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. We do not currently expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued amended authoritative guidance associated with the measurement of credit losses on financial instruments. The amended guidance replaces the incurred loss impairment methodology in current. U.S. Generally Accepted Accounting Principles (“GAAP”) of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance is effective for the Company on January 1, 2020, with early adoption permitted beginning January 1, 2019. We are assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements.

Stock Compensation — In March 2016, the FASB issued amended authoritative guidance associated with stock-based employee compensation as part of its simplification initiative to reduce the cost and complexity of compliance with GAAP while maintaining or improving the usefulness of the information provided. The amended guidance changes both the accounting and financial reporting for certain income tax impacts of stock-based employee compensation. All excess tax benefits and tax deficiencies will be required to be recognized as an income tax benefit or expense rather than as a component of equity. The guidance also provides for changes in the calculation of forfeitures related to the expense of stock-based employee compensation. The amended guidance is effective for the Company on January 1, 2017. We do not currently expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

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

Financial Instruments — In January 2016, the FASB issued amended authoritative guidance associated with the recognition and measurement of financial assets and liabilities. The amended guidance will require certain equity investments that are not consolidated to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. We do not currently expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Revenue Recognition — In May 2014, the FASB issued amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption. We have formed an implementation work team and completed training on the new standard. We are in the process of reviewing our contractual arrangements. We have not determined whether the adoption will have a material impact on our consolidated financial statements.

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

Information about market risks as of September 30, 2016, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2016. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes common stock repurchases made during the third quarter of 2016 (shares in millions):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 — 31	—		$—		—		$650 million

August 1 — 31	0.5	(a)	$64.67	(a)	0.5	(a)	$650 million

September 1 — 30	—		$—		—		$650 million

Total	0.5		$64.67		0.5

(a)

In May 2016, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $250 million of our common stock, and the “Average Price Paid per Share” in the table above is the final weighted average price paid for all shares repurchased pursuant to the ASR agreement. At the beginning of the ASR repurchase period, we delivered $250 million in cash and received 3.3 million shares. The ASR agreement completed in August 2016, and we received 0.5 million additional shares.

Item 4.	Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.		Description

31.1	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of David P. Steiner, Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Financial Officer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of David P. Steiner, Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Financial Officer.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: October 26, 2016