Form 10-K
period 2016-12-31
WASTE MANAGEMENT INC
filed 2017-02-16
CIK 823768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2016 was approximately $29.2 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at February 2, 2017 was 439,703,007 (excluding treasury shares of 190,579,454).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2017 Annual Meeting of Stockholders	Part III

PART I

Item 1. Business.

General

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

WM was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, the Illinois-based waste services company formerly known as Waste Management, Inc. became a wholly-owned subsidiary of WM and changed its name to Waste Management Holdings, Inc. (“WM Holdings”). At the same time, our parent holding company changed its name from USA Waste Services to Waste Management, Inc. Like WM, WM Holdings is a holding company and all operations are conducted by subsidiaries. For details on the financial position, results of operations and cash flows of WM, WM Holdings and their subsidiaries, see Note 23 to the Consolidated Financial Statements.

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, disposal, and recycling and resource recovery services. Our “Traditional Solid Waste” business excludes our recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the United States. In December 2014, we sold our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. During 2016, our largest customer represented 1% of annual revenues. We employed approximately 41,200 people as of December 31, 2016.

We own or operate 248 landfill sites, which is the largest network of landfills in North America. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage 310 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. We are a leading recycler in North America, handling materials that include paper, cardboard, glass, plastic and metal. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the United States and Canada as well as other services that supplement our Traditional Solid Waste business.

Our Company’s goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders. Increasingly, customers want more of their waste materials recovered, while waste streams are becoming more complex, and our aim is to address the current needs, while anticipating the expanding and evolving needs, of our customers. We believe we are uniquely equipped to meet the challenges of the changing waste industry and our customers’ waste management needs, both today and as we work together to envision and create a more sustainable future. As the waste industry leader, we have the expertise necessary to collect and handle our customers’ waste efficiently and responsibly by delivering environmental performance — maximizing resource value, while minimizing environmental impact — so that both our economy and our environment can thrive.

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement, with the current state of our strategy taking into account economic conditions, the regulatory environment, asset and resource availability and current technology. We believe that focused differentiation in our industry, driven by capitalizing on our extensive, well-placed network of assets, will deliver profitable growth and competitive advantages. Simultaneously, we believe the combination of cost control, process improvement and operational efficiency will deliver on the Company’s strategy of continuous improvement and yield an attractive total cost structure and enhanced service quality. While we will continue to monitor emerging diversion technologies that may generate additional value and related market dynamics, our current attention will be on improving existing diversion technologies, such as our recycling operations.

We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry. In addition, we intend to continue to return value to our stockholders through dividend payments and common stock repurchases. In December 2016, we announced that our Board of Directors expects to increase the quarterly dividend from $0.41 to $0.425 per share for dividends declared in 2017, which is a 3.7% increase from the quarterly dividends we declared in 2016. This is an indication of our ability to generate strong and consistent cash flows and marks the 14th consecutive year of dividend increases. All quarterly dividends will be declared at the discretion of our Board of Directors.

Operations

General

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. See Note 21 to the Consolidated Financial Statements for additional information about our reportable segments. In December 2014, we sold our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Refer to Note 19 to the Consolidated Financial Statements for additional information related to this divestiture. We also provide additional services that are not managed through our Solid Waste business as described below. These operations are presented in this report as “Other.”

We have expanded certain of our operations through acquisitions, which are discussed further in Note 19 to the Consolidated Financial Statements. In January 2016, Waste Management Inc. of Florida, a wholly-owned subsidiary of WM, acquired certain operations and business assets of Southern Waste Systems/Sun Recycling (“SWS”) in Southern Florida. The acquired business assets include residential, commercial, and industrial solid waste collection, processing/recycling and transfer operations, equipment, vehicles, real estate and customer agreements. In March 2015, we acquired Deffenbaugh Disposal, Inc., (“Deffenbaugh”), one of the largest privately owned collection and disposal firms in the Midwest with assets including collection operations, transfer stations, recycling facilities and landfills.

The services we currently provide include collection, landfill (solid and hazardous waste landfills), transfer, recycling and resource recovery and other services, as described below. The following table shows revenues (in millions) contributed by these services for the years ended December 31:

	2016	2015	2014
Collection	$8,802	$8,439	$8,507
Landfill	3,110	2,919	2,849
Transfer	1,512	1,377	1,353
Recycling	1,221	1,163	1,370
Other	1,601	1,452	1,561
Wheelabrator	—	—	817
Intercompany	(2,637)	(2,389)	(2,461)

Total	$13,609	$12,961	$13,996

Collection. Our commitment to customers begins with a vast waste collection network. Collection involves picking up and transporting waste and recyclable materials from where it was generated to a transfer station, material recovery facility (“MRF”) or disposal site. We generally provide collection services under one of two types of arrangements:

•	For commercial and industrial collection services, typically we have a three-year service agreement. The fees under the agreements are influenced by factors such as collection frequency, type of collection equipment we furnish, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of the service, we provide steel containers to most customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers and the restrictions of their communities. Many are designed to be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.

•	For most residential collection services, we have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of three to seven years. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

Landfill. Landfills are the main depositories for solid waste in North America. At December 31, 2016, we owned or operated 243 solid waste landfills and five secure hazardous waste landfills, which represents the largest network of landfills in North America. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

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

Transfer. At December 31, 2016, we owned or operated 310 transfer stations in North America. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

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

The transfer stations that we operate but do not own generally are operated through lease agreements under which we lease property from third parties. There are some instances where transfer stations are operated under contract, generally for municipalities. In most cases, we own the permits and will be responsible for any regulatory requirements relating to the operation and closure of the transfer station.

Recycling. Our recycling operations provide communities and businesses with an alternative to traditional landfill disposal and support our strategic goals to extract more value from the materials we manage. We were the first major solid waste company to focus on residential single-stream recycling, which allows customers to mix recyclable paper, plastic and glass in one bin. Residential single-stream programs have greatly increased the recycling volumes. Single-stream recycling is possible through the use of various mechanized screens and optical sorting technologies. We have also been advancing the single-stream recycling programs for commercial applications. Recycling involves the separation of reusable materials from the waste stream for processing and resale or other disposition. Our recycling operations include the following:

Materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. At December 31, 2016, we operated 95 MRFs where paper, cardboard, metals, plastics, glass, construction and demolition materials and other recyclable commodities are recovered for resale.

Commodities recycling — We market and resell recyclable commodities globally. We manage the marketing of recyclable commodities that are processed in our facilities by maintaining comprehensive service centers that continuously analyze market prices, logistics, market demands and product quality.

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

Some of the recyclable materials processed in our MRFs are purchased from various sources, including third parties and our own operations. The price we pay for recyclable materials is often referred to as a “rebate.” In some cases, rebates are based on fixed contractual rates or on defined minimum per-ton rates but are generally based upon the price we receive for sales of processed goods, market conditions and transportation costs. As a result, changes in commodity prices for recycled materials also significantly affect the rebates we pay to our suppliers, which are recorded as “Operating expenses” within our Consolidated Statements of Operations. In recent years, we have been focused on revising our rebate structures to ensure that we cover our cost of handling and processing the materials and generate an acceptable margin on the materials we process and sell.

Other. Other services we provide include the following:

Although many waste management services such as collection and disposal are local services, our strategic accounts organization, which is managed by our Strategic Business Solutions organization, works with customers whose locations span the United States. Our strategic accounts program provides centralized customer service, billing and management of accounts to streamline the administration of customers’ multiple and nationwide locations’ waste management needs.

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

We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy organization. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The U.S. Environmental Protection Agency (“EPA”) endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. At December 31, 2016, we had 131 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 103 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 16 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For 11 of these projects, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers. For one of these projects, the gas is processed into liquefied natural gas and used as vehicle fuel.

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

Wheelabrator. On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale which is included within “(Income) expense from divestitures, asset impairments and unusual items” in the Consolidated Statement of Operations. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. See Note 11 to the Consolidated Financial Statements for further discussion of these agreements.

Wheelabrator provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Our Wheelabrator business was a separate reportable segment until the sale of the business in 2014 as discussed in Note 21 to the Consolidated Financial Statements.

Competition

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists primarily of three national waste management companies and regional and local companies of varying sizes and financial resources, including companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities and companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products. In recent years, the industry has seen some additional consolidation, though the industry remains intensely competitive. The industry’s national and regional competitors are often significant competitors in local markets. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations and waste brokers that rely upon haulers in local markets to address customer needs.

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the affected Areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern United States, can increase our revenues in the areas affected. While weather-related and other unusual event occurrences can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

Employees

At December 31, 2016, we had approximately 41,200 full-time employees, of which approximately 7,800 were employed in administrative and sales positions and the balance in operations. Approximately 8,000 of our employees are covered by collective bargaining agreements.

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

Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) a wholly-owned insurance subsidiary, National Guaranty Insurance Company of Vermont, the sole business of which is to issue surety bonds and/or insurance policies on our behalf. Letters of credit generally are supported by our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”) and other credit facilities established for that purpose.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. As of December 31, 2016, our commercial General Liability Insurance Policy carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2016, our automobile liability insurance program included a per-incident base deductible of $5 million, subject to an additional deductible of $4.8 million in the $5 million to $10 million layer. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2016 are summarized in Note 11 to the Consolidated Financial Statements.

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

Regulation

Our business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the EPA, Environment Canada, and various other federal, state, provincial and local environmental, zoning, transportation, land use, health and safety agencies in the United States and Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.

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

In recent years, we perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. However, the new United States presidential administration has called for substantial changes to areas of federal tax and foreign trade policy and has generally appeared to be in favor of reducing regulation, including environmental regulation. We cannot predict what impact the new administration will have on the political and regulatory environment in the United States, the timing of any such changes, or the impact of any such changes on our business. While reduction of regulation may have a favorable impact on our operating costs, the extensive environmental regulation applicable to landfills is a substantial barrier to entry that benefits our Company. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us.

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

•

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”) which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional release of hazardous substances; it can be based upon the release or threatened release, even as a result of lawful, unintentional and non-negligent action, of hazardous substances as the term is defined by CERCLA and other applicable statutes and regulations. The EPA may issue orders requiring responsible parties to perform response actions at sites, or the EPA may seek recovery of funds expended or to be expended in the future at sites. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially-approved settlement. Liability under CERCLA could also include obligations to a potentially responsible party (“PRP”) that voluntarily expends site clean-up costs. Further, liability for damage to publicly-owned natural resources may also be imposed. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed and as a generator or transporter of hazardous substances disposed of at other locations.

•	The Federal Water Pollution Control Act of 1972, as amended, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If run-off from our operations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water run-off that require landfills and other waste-handling facilities to obtain storm water discharge permits. In addition, if a landfill or other facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Also, before the development or expansion of a landfill can alter or affect “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

•	The Clean Air Act of 1970, as amended, provides for increased federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and landfill gas-to-energy facilities. In 1996 the EPA issued new source performance standards (“NSPS”) and emission guidelines controlling landfill gases from new and existing large landfills. In January 2003, the EPA issued Maximum Achievable Control Technology (“MACT”) standards for municipal solid waste landfills subject to the NSPS. These regulations impose limits on air emissions from large municipal solid waste landfills, subject most of our large municipal solid waste landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on-or off-site. The EPA entered into a settlement agreement with the Environmental Defense Fund to evaluate the 1996 NSPS for new landfills as required by the Clean Air Act every eight years and revise them if deemed necessary. The EPA entered into a consent decree to finalize the NSPS rule in July 2016. On August 29, 2016, the EPA published two rules with new requirements for landfill gas control at both new municipal solid waste landfills (constructed or modified after July 17, 2014) as well as existing landfills (operating after November 8, 1987 and not modified after July 17, 2014). The stated intent of the rules was to reduce methane emissions from landfills as part of the federal regulatory efforts to curtail emission of greenhouse gases (“GHGs”) to ameliorate the effects of climate change. Working with our trade associations and other landfill owners and operators, we have identified significant legal, technical and implementation concerns with the rules. Together we have filed administrative petitions asking that the EPA stay the rules and initiate a rulemaking process to address our concerns, while also filing a petition for judicial review.

Should the EPA or the court not address our legal and technical concerns in the final rules, we will reassess the capital and operating cost impact to our operations. However, we do not believe that the ultimate regulatory changes would have a material adverse impact on our business as a whole.

Additionally, emission and fuel economy standards have been imposed on manufacturers of transportation vehicles (including heavy-duty waste collection vehicles). The EPA and the Department of Transportation finalized Greenhouse Gas Emissions and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles — Phase 2 on August 16, 2016. The rule will increase fuel economy standards and reduce vehicle emissions standards for our collection fleet between model years 2021 and 2027; however, we expect to be able to purchase fully compliant vehicles that will meet our operational needs. The regulations could increase the costs of operating our fleet, but we do not believe any such regulations would have a material adverse impact on our business as a whole.

•	The Occupational Safety and Health Act of 1970, as amended, (“OSHA”) establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal. Various state and local agencies with jurisdiction over disposal of hazardous waste may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

We are also actively monitoring the following recent developments in United States federal regulations affecting our business:

•	In 2010, the EPA issued the Prevention of Significant Deterioration (“PSD”) and Title V GHG Tailoring Rule, which expanded the EPA’s federal air permitting authority to include the six GHGs, including methane and carbon dioxide. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation.

In June 2014, the U.S. Supreme Court issued a decision that significantly limited the applicability and scope of EPA permitting requirements for GHGs from stationary sources, concluding that: the EPA may not treat GHGs as an air pollutant for purposes of determining whether a source is required to obtain a PSD or Title V permit; and the EPA can continue to require that PSD permits otherwise required based on emissions of conventional pollutants contain limitations on GHG emissions based on Best Available Control Technology (“BACT”). Following this ruling, the EPA issued a policy memorandum in July 2014 advising that the U.S. Supreme Court ruling effectively narrows the scope of biogenic CO2 permitting issues that remain for the EPA to address. Further, on October 3, 2016, the EPA proposed revisions to the PSD and Title V GHG permitting regulations and proposed establishing a significant emissions rate (“SER”) of 75,000 tons of CO2 equivalent, below which, sources would not be required to implement additional control technologies for their GHG emissions. This SER threshold should prevent most of our operational changes, such as landfill expansions and beneficial gas recovery projects, from being subject to PSD or Title V permit requirements due to our GHG emissions – assuming the EPA classifies biogenic CO2 emissions as carbon neutral. The EPA has not yet finalized the rulemaking, nor has it addressed how it will exempt biogenic carbon dioxide emissions from waste-derived feedstocks (municipal solid waste and landfill gas) from PSD and Title V air permitting. The EPA nonetheless anticipates basing this proposal on the rationale that those emissions are likely to have minimal or no net atmospheric contributions, or may even reduce such impacts, when compared to an alternate method of disposal. These conclusions have been recommended to the EPA by its independent Science Advisory Board. As a result of the U.S. Supreme Court ruling and the EPA policy and proposed regulatory action, we continue to believe the potential impact of the PSD and Title V GHG Tailoring Rule on our air permits, compliance and results of operations is significantly reduced.

Other recent final and proposed rules to increase the stringency of certain National Ambient Air Quality Standards, such as the Ozone rule finalized in October 2015, and related PSD increment/significance thresholds could affect the cost, timeliness and availability of air permits for new and modified large municipal solid waste landfills and landfill gas-to-energy facilities. In general, controlling emissions involves installing collection wells in a landfill and routing the gas to a suitable energy recovery system or combustion device. As of December 31, 2016, we had 131 projects at owned or operated landfills where landfill gas was captured and utilized for its renewable energy value rather than flared. Efforts to curtail the emission of GHGs and to ameliorate the effect of climate change may require our landfills to deploy more stringent emission controls, with associated capital or operating costs; however, we do not believe that such regulations will have a material adverse impact on our business as a whole. See Item 1A. Risk Factors — The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.

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

We are taking steps to anticipate the future needs of our customers which include investing in and developing ever-more-advanced recycling and reuse technologies. Potential climate change and GHG regulatory initiatives have influenced our business strategy to provide low-carbon services to our customers, and we increasingly view our ability to offer lower carbon services as a key component of our business growth. If the United States were to impose a carbon tax or other form of GHG regulation increasing demand for low-carbon service offerings in the future, the services we are developing will be increasingly valuable.

•	In 2011, the EPA published the Non-Hazardous Secondary Materials (“NHSM”) Rule, which provides the standards and procedures for identifying whether NHSM are solid waste under RCRA when used as fuels or ingredients in combustion units. The EPA also published New Source Performance Standards and Emission Guidelines for commercial and industrial solid waste incineration units (“CISWI”) and Maximum Achievable Control Technology Standards for commercial and industrial boilers (“Boiler MACT”). The EPA published clarifications and amendments to the three rules in 2013 and legal challenges to the rules were subsequently filed by both industry and environmental groups. In May 2015, the Court of Appeals for the D.C. Circuit upheld the NHSM Rule together with the amendments to the rule that support some of our projects in which we are seeking to convert biomass or other secondary materials into products, fuels or energy. Through rulings in July and December of 2016 related to the CISWI and Boiler MACT challenges, the Court vacated certain elements of those rules while remanding other aspects of the rules to the EPA for reconsideration. Because the EPA reconsideration process is ongoing it is not possible to quantify the financial impact of all these rulemakings at the present time. However, we believe the rules and administrative determinations will not have a material adverse impact on our business as a whole and are more likely to facilitate our efforts to reuse or recover energy value from secondary material streams.

•	In December 2014, the EPA issued a final rule regulating the disposal and beneficial use of coal combustion residuals (“CCR”). The regulations encourage beneficial use of CCR in encapsulated uses (e.g., used in cement or wallboard), and use according to established industry standards (e.g., application of sludge for agricultural enrichment). The EPA also deemed disposal and beneficial use of CCR at permitted municipal solid waste landfills exempt from the new regulations because the RCRA Subtitle D standards applicable at municipal solid waste landfills provide at least equivalent protection. The new standards are consistent with our approach to handling CCR at our sites currently, and we believe the new standards will provide a potential growth opportunity for the Company. States may impose standards more stringent than the federal program, and under the 2016 Water Infrastructure Improvements for the Nation Act, may receive approval to run permitting programs for CCR in their states. This codification of the CCR rule provides utilities with a stable regulatory regime.

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

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. From time to time, the United States Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the U.S. Supreme Court ruled that a flow control ordinance that gave preference to a local facility that was privately owned was unconstitutional, but in 2007, the Court ruled that an ordinance directing waste to a facility owned by the local government was constitutional. The United States Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, or courts’ interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.

Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in the United States and Canada. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to take over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the United States or Canada; however, state, provincial and local governments could take, and in some cases have taken, steps to implement EPR regulations. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste, recycling and other streams we manage and how we operate our business, including contract terms and pricing.

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

Foreign Import and Export Regulations

Enforcement or implementation of foreign and domestic regulations can affect our ability to export products. A significant portion of the fiber that we market is shipped to export markets across the globe, particularly China. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics as well as restricting the import of certain other plastic recyclables. The higher quality expectations resulting from initiatives such as “Operation Green Fence,” as well as increased container weight tracking and port fees, have driven up operating costs in the recycling industry. Additionally, the new presidential administration has called for substantial changes to foreign trade policy and has raised the possibility of imposing significant increases in tariffs on international trade. Restrictions and tariffs on exporting would have a significant impact on our recycling operations.

Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs. Despite increased costs associated with export requirements, we believe we are well positioned among our potential competitors to respond to and comply with such regulations. In recent years, we have been revising our service agreements to address these increased costs and are working with stakeholders to educate the general public on the need to recycle properly.

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

Emissions from Natural Gas Fueling and Infrastructure

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. As of December 31, 2016, we were operating 95 natural gas fueling facilities, 28 of which also serve the public or pre-approved third parties, in 31 states and three Canadian provinces. Concerns have been raised about the potential for emissions from the fueling stations and infrastructure that serve natural gas-fueled vehicles. We have partnered with the environmental organization Environmental Defense Fund, as well as other heavy-duty equipment users and experts, on an emissions study to be made available to policy makers. We anticipate that this comprehensive study of emissions from our heavy-duty fleet may ultimately help inform regulations that will affect equipment manufacturers and will define operating procedures across the industry. Additional regulation of, or restrictions on, natural gas fueling infrastructure or reductions in associated tax incentives could increase our operating costs. We are not yet able to evaluate potential operating changes or costs associated with such regulations, but we do not anticipate that such regulations would have a material adverse impact on our business or our future investment in natural gas vehicles.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2017 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

The waste industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists primarily of three national waste management companies and regional and local companies of varying sizes and financial resources, including companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities and companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products. In recent years, the industry has seen some additional consolidation, though the industry remains intensely competitive. The industry’s national and regional competitors are often significant competitors in local markets. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations and waste brokers that rely upon haulers in local markets to address customer needs. These counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, some of our competitors may have lower financial expectations, allowing them to reduce their prices to expand sales volume or to win competitively-bid contracts, including large national accounts and exclusive franchise arrangements with municipalities. When this happens, we may lose customers and be unable to execute our pricing strategy, resulting in a negative impact to our revenue growth from yield on base business.

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

There are risks involved in pursuing our strategy, including the following:

•	Our employees, customers or investors may not embrace and support our strategy.

•	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.

•	A key element of our strategy is yield management through focus on price leadership, which has presented challenges to keep existing business and win new business at reasonable returns. We have also continued our environmental fee, fuel surcharge and regulatory recovery fee to offset costs. The loss of volumes as a result of price increases and our unwillingness to pursue lower margin volumes may negatively affect our cash flows or results of operations. Additionally, we have in the past and continue to face purported class action lawsuits related to our customer service agreements, prices and fees.

•	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.

•	We may not be able to maintain cost savings achieved through restructuring efforts.

•	Strategic decisions with respect to our asset portfolio may result in impairments to our assets. See Item 1A. Risk Factors — We may record material charges against our earnings due to impairments to our assets.

•	Our ability to make strategic acquisitions depends on our ability to identify desirable acquisition targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, and realize the benefits we expect from those transactions.

•	Acquisitions, investments and/or new service offerings may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure of emerging technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues, among others.

•	Integration of acquisitions and/or new services offerings could increase our exposure to the risk of inadvertent noncompliance with applicable laws and regulations.

•	Liabilities associated with acquisitions, including ones that may exist only because of past operations of an acquired business, may prove to be more difficult or costly to address than anticipated.

•	Execution of our strategy, particularly growth through acquisitions, may cause us to incur substantial additional indebtedness, which may divert capital away from our traditional business operations and other financial plans.

•	We continue to seek to divest underperforming and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of underperforming and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses.

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

Compliance with existing or increased future regulations and/or enforcement of such regulations may restrict or change our operations, increase our operating costs or require us to make additional capital expenditures, and a decrease in regulation may lower barriers to entry for our competitors.

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

We also have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills. We establish accruals for these estimated costs, but we could underestimate such accruals because of the types of waste collected and manner in which it is transported and disposed of, including actions taken in the past by companies we have acquired or third-party landfill operators, among other reasons. Environmental regulatory changes could accelerate or increase capping, closure, post-closure and remediation costs, requiring our expenditures to materially exceed our current accruals.

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

Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in the United States and Canada. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to take over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the United States or Canada; however, state, provincial and local governments could, and in some cases have, taken steps to implement EPR regulations. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste streams we manage and how we operate our business, including contract terms and pricing. A significant reduction in the waste, recycling and other streams we manage could have a material adverse effect on our financial condition, results of operations and cash flows.

In recent years, we perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. However, the new United States presidential administration has called for substantial changes to areas of federal tax and foreign trade policy and has generally appeared to be in favor of reducing regulation, including environmental regulation. We cannot predict what impact the new administration will have on the political and regulatory environment in the United States, the timing of any such changes, or the impact of any such changes on our business. While reduction of regulation may have a favorable impact on our operating costs, the extensive environmental regulation applicable to landfills is a substantial barrier to entry that benefits our Company. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us.

Enforcement or implementation of foreign regulations can affect our ability to export products. A significant portion of the fiber that we market is shipped to export markets across the globe, particularly China. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics as well as restricting the import of certain other plastic recyclables. The higher quality expectations resulting from initiatives such as “Operation Green Fence” have driven up operating costs in the recycling industry, particularly for single stream MRFs. Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs. Additionally, the new presidential administration has called for substantial changes to foreign trade policy and has raised the possibility of imposing significant increases in tariffs on international trade. If Operation Green Fence or other similar initiatives, such as increased container weight tracking and port fees, new regulations, or restrictions and tariffs on exporting increase our operating costs in the future, and we are not able to recapture those costs from our customers, such initiatives regulations, restrictions and tariffs could have a material adverse effect on our results of operations.

Our revenues, earnings and cash flows will fluctuate based on changes in commodity prices.

Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and plastics, which are subject to significant market price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard and old newsprint, and the price fluctuations for these commodities could be impacted by significant changes in United States foreign trade policy and increased tariffs on international trade, as Chinese paper mills are the primary consumer of the fiber we market. The fluctuations in the market prices or demand for these commodities can affect our operating income and cash flows positively, as we experienced in 2016, or negatively, as we experienced in 2015 and 2014. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations. The increase in market prices in 2016 for commodities resulted in a year-over-year increase in revenue of $51 million. The decline in market prices in 2015 and 2014 for commodities resulted in year-over-year decreases in revenue of $138 million and $53 million, respectively. Additionally, under some agreements, our recycling operations are required to pay rebates to suppliers. In some cases, if we experience higher revenues based on increased market prices for recycling commodities, the rebates we pay will also increase. In other circumstances, the rebates may be subject to a floor, such that as market prices decrease, any expected profit margins on materials subject to the rebate floor are reduced or eliminated. As we work to revise service agreements to mitigate the impact of commodity price fluctuations, the potential increase in the cost for recycling services may make it more difficult for us to win bids and may slow the growth of recycling overall.

Fluctuation in energy prices also affects our business, including recycling of plastics manufactured from petroleum products. Significant variations in the price of methane gas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery operations can result in corresponding significant impact to our revenue from yield from such operations. Additionally, we provide specialized disposal services for oil and gas exploration and production operations through our Energy Services business. Demand for these services decreases when drilling activity slows due to depressed oil and gas prices, such as the pronounced price decreases beginning in late 2014 and continuing low prices throughout 2015 and 2016. Any of the commodity prices to which we are subject may fluctuate substantially and without notice in the future.

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

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2016, we had $491 million of variable-rate tax-exempt bonds with interest rates reset on either a daily or a weekly basis through a remarketing process and $473 million of tax-exempt bonds with term interest rate periods that are subject to repricing within the next 12 months, which is prior to their scheduled maturities. If the weakness in the municipal debt market results in repricing of our tax-exempt bonds at significantly higher interest rates, we will incur increased interest expenses that may negatively affect our operating results and cash flows.

We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs.

Our ability to meet our financial and operating objectives depends in part on our ability to obtain and maintain the permits necessary to operate landfill sites. Permits to build, operate and expand solid waste management facilities, including landfills and transfer stations, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities or expanding existing facilities. Our failure to obtain the required permits to operate our landfills could have a material adverse impact on our financial condition, results of operations and cash flows.

Significant shortages in diesel fuel supply or increases in diesel fuel prices will increase our operating expenses.

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. We need diesel fuel to run a significant portion of our collection and transfer trucks and our equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, if fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. Additionally, we have recently settled cases that pertained to our fuel and environmental charges included on our invoices, and we continue to face similar claims. See Note 11 to the Consolidated Financial Statements for more information. Regardless of any offsetting surcharge programs, increased operating costs due to higher diesel fuel prices will decrease our income from operations margins.

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

A cybersecurity incident could negatively impact our business and our relationships with customers and expose us to litigation risk.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about the Company and its business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. Further, as the Company pursues its strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential litigation and liability and competitive disadvantage.

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

We are a participating employer in a number of trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for employees who are covered by collective bargaining agreements. In the event of our withdrawal from a Multiemployer Pension Plan, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. Depending on various factors, future withdrawals could have a material adverse effect on results of operations or cash flows for a particular reporting period. We have previously withdrawn several employee bargaining units from underfunded Multiemployer Pension Plans, and we recognized related expenses of $51 million in 2015 and $4 million in 2014. See Notes 10 and 11 to the Consolidated Financial Statements for more information related to our participation in Multiemployer Pension Plans.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services, including constructing and operating landfills, involves risks such as truck accidents, equipment defects, malfunctions and failures. Additionally, we closely monitor and manage landfills to minimize the risk of waste mass instability, releases of hazardous materials, and odors that could be triggered by weather or natural disasters. There may also be risks presented by the potential for subsurface heat reactions causing elevated landfill temperatures and increased production of leachate, landfill gas and odors. We also build and operate natural gas fueling stations, some of which also serve the public or third parties. Operation of fueling stations and landfill gas collection and control systems involves additional risks of fire and explosion. Any of these risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction.

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

If economic conditions or other risks and uncertainties cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, dividend declarations or share repurchases. We may choose to incur indebtedness to pay for these activities, although our access to capital markets is not assured and we may not be able to incur indebtedness at a cost that is consistent with current borrowing rates. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and decreasing our net income. Further, our ability to execute our financial strategy and our ability to incur indebtedness is somewhat dependent upon our ability to maintain investment grade credit ratings on our senior debt. The credit rating process is contingent upon our credit profile, as well as a number of other factors, many of which are beyond our control, including methodologies established and interpreted by third-party rating agencies. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected.

Additionally, we have $1.6 billion of debt as of December 31, 2016 that is exposed to changes in market interest rates within the next 12 months because of the combined impact of our tax-exempt bonds and borrowings outstanding under our $2.25 billion revolving credit facility and Canadian term loan. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $2.25 billion revolving credit facility and our C$50 million Canadian revolving credit facility to meet our cash needs, to the extent available, until maturity in July 2020 and March 2019, respectively. At December 31, 2016, we had $426 million of outstanding borrowings and $789 million of letters of credit issued and supported by the $2.25 billion revolving credit facility, leaving unused and available credit capacity of $1,035 million, and we had no outstanding borrowings under the Canadian revolving credit facility. In the event of a default under our credit facilities, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do.

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

The seasonal nature of our business, severe weather events and event driven special projects cause our results to fluctuate, and prior performance is not necessarily indicative of our future results.

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the affected Areas. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern United States, can increase our revenues in the areas affected. While weather-related and other unusual event occurrences can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

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

From time to time we are involved in governmental proceedings relating to the conduct of our business. We are also party to civil litigation. As a large company with operations across the United States and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Actions that have been filed against us, and that may be filed against us in the future, include personal injury, property damage, commercial, customer, and employment-related claims, including purported state and national class action lawsuits related to:

•	alleged environmental contamination, including releases of hazardous materials and odors;

•	sales and marketing practices, customer service agreements, prices and fees; and

•	federal and state wage and hour and other laws.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are in Houston, Texas, where we occupy approximately 366,000 square feet under leases expiring through 2020. We also have administrative offices in Arizona, Illinois, Connecticut and India. We own or lease real property in most locations where we have operations or administrative functions. We have operations in all 50 states, the District of Columbia and throughout Canada.

Our principal property and equipment consists of land (primarily landfills and other disposal facilities, transfer stations and bases for collection operations), buildings, vehicles and equipment. We believe that our operating properties, vehicles and equipment are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional property and equipment for expansion, for replacement of assets and in connection with our strategic growth plans. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

The following table summarizes our various operations at December 31:

	2016	2015
Landfills owned or operated(a)	248	249
Transfer stations	310	297
Material recovery facilities	95	104

(a)

At December 31, 2016 and 2015, our landfills owned or operated consisted of total acreage of 158,054 and 157,790, permitted acreage of 42,182 and 41,983 and expansion acreage of 905 and 1,395, respectively.

Total acreage includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land. Permitted acreage consists of all acreage at the landfill encompassed by an active permit to dispose of waste. Expansion acreage consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions included herein.

Item 3. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 11 to the Consolidated Financial Statements included in this report.

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

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The following table sets forth the range of the high and low per share sales prices for our common stock as reported on the NYSE:

	High	Low
2015
First Quarter	$55.30	$50.67
Second Quarter	55.93	46.31
Third Quarter	53.05	45.88
Fourth Quarter	55.25	49.49
2016
First Quarter	$59.99	$50.36
Second Quarter	66.27	56.06
Third Quarter	70.49	62.42
Fourth Quarter	71.71	61.09
2017
First Quarter (through February 2, 2017)	$71.28	$69.00

On February 2, 2017, the closing sales price as reported on the NYSE was $69.64 per share. The number of holders of record of our common stock on February 2, 2017 was 9,661.

The graph below shows the relative investment performance of Waste Management, Inc. common stock, the S&P 500 Index and the Dow Jones Waste & Disposal Services Index for the last five years, assuming reinvestment of dividends at date of payment into the common stock. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of Cumulative Five Year Total Return

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Waste Management, Inc.	$100	$108	$148	$175	$188	$256
S&P 500 Index	$100	$116	$154	$175	$177	$198
Dow Jones Waste & Disposal Services Index	$100	$109	$136	$154	$161	$195

Our quarterly dividends have been declared by our Board of Directors. Cash dividends declared and paid were $726 million in 2016, or $1.64 per common share, $695 million in 2015, or $1.54 per common share, and $693 million in 2014, or $1.50 per common share.

In December 2016, we announced that our Board of Directors expects to increase the quarterly dividend from $0.41 to $0.425 per share for dividends declared in 2017. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board of Directors may deem relevant.

Our share repurchases have also been made in accordance with plans approved by our Board of Directors. We announced in December 2015 that the Board of Directors authorized up to $1 billion in future share repurchases. During 2016, we repurchased an aggregate of $725 million of our common stock under accelerated share repurchase (“ASR”) agreements, of which $150 million was repurchased pursuant to the Board of Directors authorization granted in February 2015. We received a total of 11.2 million shares pursuant to these ASR agreements with a weighted average per share purchase price of $60.49. See Note 15 to the Consolidated Financial Statements for additional information.

The following table summarizes common stock repurchases made during the fourth quarter of 2016 (shares in millions):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 — 31	—		$—		—		$650 million
November 1 — 30	2.8	(a)	$63.41	(a)	2.8	(a)	$425 million	(a)
December 1 — 31	—		$—		—		$750 million	(b)

Total	2.8		$63.41		2.8

(a)	In November 2016, the Company entered into an ASR agreement to repurchase $225 million of our common stock. At the beginning of the repurchase period, we delivered $225 million in cash and received 2.8 million shares based on a stock price of $63.41 per share. The ASR agreement completed in February 2017, at which time we received 0.4 million additional shares based on a final weighted average per share purchase price during the repurchase period of $69.43.
(b)	We announced in December 2016 that the Board of Directors has authorized up to $750 million in future share repurchases, which supersedes and replaces remaining authority under any prior Board of Directors authorization for share repurchases.

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

	Years Ended December 31,
	2016(a)	2015(a)	2014(a)	2013	2012
	(In Millions, Except per Share Amounts)
Statement of Operations Data:
Operating revenues	$13,609	$12,961	$13,996	$13,983	$13,649

Costs and expenses:
Operating	8,486	8,231	9,002	9,112	8,879
Selling, general and administrative	1,410	1,343	1,481	1,468	1,472
Depreciation and amortization	1,301	1,245	1,292	1,333	1,297
Restructuring	4	15	82	18	67
(Income) expense from divestitures, asset impairments and unusual items	112	82	(160)	973	83

	11,313	10,916	11,697	12,904	11,798

Income from operations	2,296	2,045	2,299	1,079	1,851
Other expense, net	(474)	(985)	(548)	(585)	(548)

Income before income taxes	1,822	1,060	1,751	494	1,303
Provision for income taxes	642	308	413	364	443

Consolidated net income	1,180	752	1,338	130	860
Less: Net income (loss) attributable to noncontrolling interests	(2)	(1)	40	32	43

Net income attributable to Waste Management, Inc.	$1,182	$753	$1,298	$98	$817

Basic earnings per common share	$2.66	$1.66	$2.80	$0.21	$1.76

Diluted earnings per common share	$2.65	$1.65	$2.79	$0.21	$1.76

Cash dividends declared per common share	$1.64	$1.54	$1.50	$1.46	$1.42

Balance Sheet Data (at end of period):
Working capital (deficit)	$(418)	$(165)	$41	$(628)	$(689)
Goodwill and other intangible assets, net	6,806	6,461	6,180	6,599	6,688
Total assets(b)	20,859	20,367	21,252	22,441	22,966
Debt, including current portion(b)	9,310	8,929	9,390	10,177	9,861
Total Waste Management, Inc. stockholders’ equity	5,297	5,345	5,866	5,707	6,354
Total equity	5,320	5,367	5,889	6,002	6,675

(a)	For more information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.
(b)	For disclosures associated with the impact of the adoption of new accounting standards on the comparability of this information, see Note 2 to the Consolidated Financial Statements included in this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2016. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

Our Company’s goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders. Increasingly, customers want more of their waste materials recovered, while waste streams are becoming more complex, and our aim is to address the current needs, while anticipating the expanding and evolving needs, of our customers. We believe we are uniquely equipped to meet the challenges of the changing waste industry and our customers’ waste management needs, both today and as we work together to envision and create a more sustainable future. As the waste industry leader, we have the expertise necessary to collect and handle our customers’ waste efficiently and responsibly by delivering environmental performance — maximizing resource value, while minimizing environmental impact — so that both our economy and our environment can thrive.

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement, with the current state of our strategy taking into account economic conditions, the regulatory environment, asset and resource availability and current technology. We believe that focused differentiation in our industry, driven by capitalizing on our extensive, well-placed network of assets, will deliver profitable growth and competitive advantages. Simultaneously, we believe the combination of cost control, process improvement and operational efficiency will deliver on the Company’s strategy of continuous improvement and yield an attractive total cost structure and enhanced service quality. While we will continue to monitor emerging diversion technologies that may generate additional value and related market dynamics, our current attention will be on improving existing diversion technologies, such as our recycling operations.

We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry.

Notable items of our 2016 financial results include:

•	Revenues of $13,609 million in 2016 compared with $12,961 million in 2015, an increase of $648 million. This increase in revenues is primarily attributable to (i) the combined impact of yield and volume growth, which contributed $437 million of additional revenues, primarily in our collection and disposal and recycling operations and (ii) acquisitions, net of divestitures, which contributed $238 million of revenue growth, primarily due to the acquisition of certain operations and business assets of SWS in January 2016. These increases were partially offset by foreign currency translation related to our Canadian operations;

•	Operating expenses of $8,486 million in 2016, or 62.4% of revenues, compared with $8,231 million, or 63.5% of revenues, in 2015. This increase of $255 million is primarily attributable to (i) incremental costs attributable to acquired businesses, net of divestitures, of approximately $143 million; (ii) increased landfill operating costs of $97 million, primarily landfill leachate management costs; (iii) increased cost of goods sold of $60 million, primarily related to higher recycling commodity prices and (iv) costs associated with higher volumes, estimated at $60 million. These increases were partially offset by lower fuel costs of $66 million, primarily due to lower year-over-year average fuel prices;

•

Selling, general and administrative expenses of $1,410 million in 2016, compared with $1,343 million in 2015, or 10.4% of revenues for both periods. This increase of $67 million is primarily attributable to higher labor and related benefits of $94 million, primarily due to increased incentive compensation costs, merit increases and higher severance costs. These increases were partially offset by reduced legal fees, lower bank charges and favorable litigation settlements;

•	Income from operations of $2,296 million, or 16.9% of revenues, in 2016 compared with $2,045 million, or 15.8% of revenues, in 2015, an increase of $251 million. In addition to the items discussed above, the comparability was also affected by asset impairments and unusual items in both periods, as discussed below;

•	Net income attributable to Waste Management, Inc. of $1,182 million, or $2.65 per diluted share, for 2016, as compared with $753 million, or $1.65 per diluted share, for 2015. The increase was primarily driven by the earnings growth of our core operations discussed above as well as the 2015 loss on early extinguishment of debt discussed below; and

•	In 2016, we returned $1,451 million to our shareholders through dividends and share repurchases compared with $1,295 million in 2015.

The Company had a very successful 2016, exceeding expectations and carrying forward our momentum from 2015 by generating strong earnings and cash flow. Our commitment to executing on our strategies of disciplined profitable volume growth and controlling costs, through focused differentiation and continuous improvement, drove these impressive results in 2016 and have built a strong foundation to produce solid earnings and generate further growth in 2017. This growth, combined with our commitment to maintain a strong balance sheet, supports the Company’s continued focus on investing in our business, paying dividends, pursuing attractive opportunities for strategic growth through acquisitions and considering the market for share repurchases.

The following explanations of certain items that affected the comparability of the years presented has been provided to support investors’ understanding of our performance. Our 2016 results were affected by the following:

•	The recognition of pre-tax charges aggregating to $151 million, primarily related to (i) a $43 million impairment charge due to a loss of expected volumes for a landfill; (ii) a $42 million charge to adjust our subsidiary’s estimated environmental remediation liability related to a closed site in Harris County, Texas; (iii) $41 million of impairment charges related to minority-owned, cost method investments in waste diversion technology companies; (iv) a $10 million goodwill impairment charge related to our LampTracker® reporting unit and (v) an $8 million loss on the sale of a majority-owned organics company. These charges had a negative impact of $0.26 on our diluted earnings per share.

Our 2015 results were affected by the following:

•	The recognition of a pre-tax loss of $555 million, primarily related to the early extinguishment of almost $2 billion of our high-coupon senior notes through make-whole redemption and cash tender offers. These charges had a negative impact of $0.75 on our diluted earnings per share;

•	Pre-tax charges of $51 million associated with the withdrawal from certain underfunded Multiemployer Pension Plans had a negative impact of $0.07 on our diluted earnings per share; and

•	Net pre-tax charges of $102 million resulting from impairments, restructuring and divestitures, of which $66 million related to the impairment of our oil and gas producing properties. These items had a negative impact of $0.14 on our diluted earnings per share.

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

Our calculation of free cash flow and reconciliation to “Net cash provided by operating activities” is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$2,960	$2,498	$2,331
Capital expenditures	(1,339)	(1,233)	(1,151)
Proceeds from divestitures of businesses and other assets (net of cash divested)	43	145	2,253

Free cash flow	$1,664	$1,410	$3,433

When comparing our cash flows from operating activities for the year ended December 31, 2016 to the comparable period in 2015, the increase of $462 million is primarily related to (i) higher earnings from our Traditional Solid Waste business; (ii) cash proceeds of $67 million from the termination of our cross-currency swaps in the first quarter of 2016; (iii) trustee-managed multiemployer defined benefit pension plan (“Multiemployer Pension Plan”) settlement payments of approximately $60 million in 2015 and (iv) lower annual incentive plan cash payments of $46 million in the current year; partially offset, by higher income tax payments, net of excess tax benefits associated with equity-based transactions, of $36 million in the current year. Additionally, we experienced net favorable changes in our assets and liabilities, net of effects of acquisitions and divestitures, particularly non-trade related items including payroll and incentive accruals.

When comparing our cash flows from operating activities for the year ended December 31, 2015 to 2014, the increase of $167 million is primarily related to (i) lower income tax payments, net of excess tax benefits associated with equity-based transactions, of $329 million in 2015; (ii) lower interest paid of $77 million in 2015 and (iii) the settlement of forward-starting swap liabilities of $36 million in 2014. These increases were partially offset by (i) a decrease in cash earnings due to the sale of our Wheelabrator business in 2014; (ii) Multiemployer Pension Plan settlement payments of approximately $60 million in 2015 and (iii) higher year-over-year annual incentive plan payments of approximately $65 million in 2015. Finally, we experienced net unfavorable changes in our assets and liabilities, net of effects of acquisitions and divestitures, particularly non-trade related items including payroll and incentive accruals.

Capital expenditures increased by $106 million in 2016 compared to 2015 and by $82 million in 2015 compared to 2014. The increase in our capital expenditures in both years is generally the result of additional spending on new business opportunities and acquisitions, growth in our existing business and asset replacement timing. In addition, the construction of a waste-water treatment facility at one of our landfills also contributed to the increase in 2016. Although we experienced capital expenditure increases in both 2016 and 2015, the Company continues to maintain a disciplined focus on capital management.

The significantly higher proceeds from divestitures of businesses and other assets (net of cash divested) for the year ended December 31, 2014 compared to the years ended December 31, 2016 and 2015 is largely driven by the 2014 sales of (i) our Wheelabrator business for $1.95 billion; (ii) our investment in Shanghai Environment Group, which was part of our Wheelabrator business, for $155 million and (iii) our Puerto Rico operations for consideration of $80 million, including $65 million in cash.

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

Deffenbaugh Disposal, Inc. (“Deffenbaugh”) — On March 26, 2015, we acquired Deffenbaugh, one of the largest privately owned collection and disposal firms in the Midwest, for total consideration, net of cash acquired, of $400 million. Deffenbaugh’s assets include collection operations, transfer stations, recycling facilities and landfills.

Divestitures

Wheelabrator Business — On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale, which is included within “(Income) expense from divestitures, asset impairments and unusual items” in the Consolidated Statement of Operations. For the year ended December 31, 2015, net adjustments to this gain were immaterial on a pre-tax basis. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. See Note 11 to the Consolidated Financial Statements for further discussion of these agreements.

Other — In addition to the divestiture of our Wheelabrator business, we also divested our Puerto Rico operations, as well as certain landfill and collection operations in our Eastern Canada Area in 2014.

In total, these divested businesses and assets provided $0.18 of diluted earnings per diluted share for the year ended December 31, 2014.

Adoption of New Accounting Standards

Debt Issuance Costs — In April 2015, and as subsequently amended, the Financial Accounting Standards Board (“FASB”) issued amended authoritative guidance associated with debt issuance costs which were previously presented as assets related to recognized debt liabilities. The amended guidance requires that debt issuance costs, other than those costs related to line of credit arrangements, be presented on the balance sheet as a direct deduction from the related debt liability, which is similar to the presentation for debt discounts and premiums. This guidance was effective for the Company on January 1, 2016. The Company’s adoption of this guidance was applied retrospectively and resulted in a reclassification of $52 million of such costs in our Consolidated Balance Sheet at December 31, 2015.

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

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments, deferred income taxes and reserves associated with our insured and self-insured claims. Each of these items is discussed in additional detail below. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

Final Capping Costs — We estimate the cost for each final capping event based on the area to be capped and the capping materials and activities required. The estimates also consider when these costs are anticipated to be paid and factor in inflation and discount rates. Our engineering personnel allocate landfill final capping costs to specific final capping events. The landfill capacity associated with each final capping event is then quantified and the final capping costs for each event are amortized over the related capacity associated with the event as waste is disposed of at the landfill. We review these costs annually, or more often if significant facts change. Changes in estimates, such as timing or cost of construction, for final capping events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed asset, the adjustment to the asset must be amortized immediately through expense. When the change in estimate relates to a final capping event that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace amortization.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 16 landfill sites with expansions included at December 31, 2016, three landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace because the permit application process did not meet the one- or five-year requirements.

When we include the expansion airspace in our calculations of remaining permitted and expansion airspace, we also include the projected costs for development, as well as the projected asset retirement costs related to final capping, closure and post-closure of the expansion in the amortization basis of the landfill.

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for future settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

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

Long-Lived Asset Impairments

We assess our long-lived assets for impairment as required under the applicable accounting standards. If necessary, impairments are recorded in the “(Income) expense from divestitures, asset impairments and unusual items” line item in our Consolidated Statement of Operations.

Property and Equipment, including Landfills and Definite-Lived Intangible Assets — We monitor the carrying value of our long-lived assets for potential impairment on an ongoing basis and test the recoverability of such assets generally using significant unobservable (“Level 3”) inputs whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

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

Goodwill — At least annually, and more frequently if warranted, we assess the goodwill of our reporting units for impairment using Level 3 inputs.

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

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment, or two-step impairment test, to determine whether a goodwill impairment exists at the reporting unit. The first step in our quantitative assessment identifies potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is typically estimated using an income approach. However, when appropriate, we may also use a market approach. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported earnings. We then apply that multiple to the reporting units’ earnings to estimate their fair values. We believe that this approach may also be appropriate in certain circumstances because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

Fair value is computed using several factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them in our analysis. However, we believe our methodology for estimating the fair value of our reporting units is reasonable.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Income) Expense from Divestitures, Asset Impairments and Unusual Items and Note 13 to the Consolidated Financial Statements for information related to goodwill impairments recognized during the reported periods.

Indefinite-Lived Intangible Assets Other Than Goodwill — At least annually, and more frequently if warranted, we assess indefinite-lived intangible assets other than goodwill for impairment.

When performing the impairment test for indefinite-lived intangible assets, we generally first conduct a qualitative analysis to determine whether we believe it is more likely than not that an asset has been impaired. If it is more likely than not that an asset has been impaired, we then evaluate for impairment by comparing the estimated fair value of the asset to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

Fair value is typically estimated using an income approach. The income approach is based on the long-term projected future cash flows. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the expected long-term performance considering the economic and market conditions that generally affect our business.

Fair value is computed using several factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them in our analysis. However, we believe our methodology for estimating the fair value of these assets is reasonable.

Deferred Income Taxes

Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carry-forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves for uncertain tax positions when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes. Should interest and penalties be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of provision for income taxes in our Consolidated Statements of Operations.

Insured and Self-Insured Claims

We have retained a significant portion of the risks related to our health and welfare, automobile, general liability and workers’ compensation claims programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, are based on an actuarial valuations and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss developments significantly differ from our assumptions used. Estimated recoveries associated with our insured claims are recorded as assets when we believe that the receipt of such amounts is probable.

Results of Operations

Operating Revenues

Our operating revenues set forth below are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or MRF and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenues generally consist of tipping fees and the sale of recyclable commodities to third parties. The fees we charge for our collection, disposal, transfer and recycling services generally include fuel surcharges, which are indexed to current market costs for diesel fuel. We also provide additional services that are not managed through our Solid Waste business, including both our Strategic Business Solutions (“WMSBS”) and Energy and Environmental Services organizations, recycling brokerage services, landfill gas-to-energy services and expanded service offerings and solutions. We also offer portable self-storage and long distance moving services; fluorescent bulb and universal waste mail-back through our LampTracker® program; portable restroom servicing under the name Port-o-Let®; and street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties. These operations are presented as “Other” in the table below. Our Wheelabrator business, divested in December 2014, provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. The following table summarizes revenues during the years ended December 31 (in millions):

	2016	2015	2014
Solid Waste	$13,968	$13,285	$13,449
Other	2,278	2,065	2,191
Wheelabrator	—	—	817
Intercompany	(2,637)	(2,389)	(2,461)

Total	$13,609	$12,961	$13,996

The mix of operating revenues from our major lines of business is reflected in the table below for the years ended December 31 (in millions):

	2016	2015	2014
Commercial	$3,480	$3,332	$3,393
Residential	2,487	2,499	2,543
Industrial	2,412	2,252	2,231
Other	423	356	340

Total collection	8,802	8,439	8,507
Landfill	3,110	2,919	2,849
Transfer	1,512	1,377	1,353
Recycling	1,221	1,163	1,370
Other	1,601	1,452	1,561
Wheelabrator	—	—	817
Intercompany	(2,637)	(2,389)	(2,461)

Total	$13,609	$12,961	$13,996

The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period Change 2016 vs. 2015		Period-to-Period Change 2015 vs. 2014
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield(b)	$251	1.9%	$(106)	(0.8)%
Volume	186	1.4	(215)	(1.6)

Internal revenue growth	437	3.3	(321)	(2.4)
Acquisitions	268	2.1	174	1.3
Foreign currency translation	(27)	(0.2)	(126)	(1.0)

Subtotal (before Divestitures)	678	5.2%	(273)	(2.1)%
Divestitures	(30)		(762)

Total	$648		$(1,035)

(a)	Calculated by dividing the amount of the current year increase or decrease by the prior year’s total Company revenue adjusted to exclude the impacts of divestitures for the current year ($12,931 million and $13,234 million for 2016 and 2015, respectively).
(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We also analyze the changes in average yield in terms of related business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related business basis (dollars in millions):

	Period-to-Period Change 2016 vs. 2015		Period-to-Period Change 2015 vs. 2014
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Average yield:
Collection and disposal	$267	2.4%	$203	1.8%
Recycling commodities	51	4.6	(138)	(10.4)
Fuel surcharges and mandated fees	(67)	(13.1)	(171)	(24.8)

Total	$251	1.9%	$(106)	(0.8)%

(i)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue, adjusted to exclude the impacts of divestitures for the current year.

Our revenues increased $648 million, or 5.0%, for the year ended December 31, 2016 as compared to the prior year, driven by (i) acquisitions, primarily the acquired operations of SWS in January 2016; (ii) revenue growth from yield on our collection and disposal operations; (iii) higher volumes and (iv) higher market prices for the recycling commodities we sell. Partially offsetting these revenue increases were (i) lower revenues from our fuel surcharges program due to lower year-over-year diesel fuel prices; (ii) divestitures and (iii) foreign currency translation which affects revenues from our Canadian operations.

Our revenues decreased $1,035 million, or 7.4%, for the year ended December 31, 2015 as compared to the prior year, driven by (i) divestitures in 2014, principally our Wheelabrator business, our Puerto Rico operations, and certain landfill and collection operations in our Eastern Canada Area; (ii) lower volumes; (iii) lower revenues from our fuel surcharge program due to declining diesel fuel prices; (iv) lower market prices for the recycling commodities we sell and (v) foreign currency translation. Partially offsetting these revenue declines were

(i) revenue growth from yield on our collection and disposal operations and (ii) revenue from acquired operations, primarily the acquired operations of Deffenbaugh in March 2015.

The following provides further details about our period-to-period change in revenues:

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

Revenue growth from collection and disposal average yield was $267 million, or 2.4%, and $203 million, or 1.8%, for the years ended December 31, 2016 and 2015, respectively. We experienced growth in yield for all of our collection and disposal lines of business in both 2016 and 2015. The details are as follows (dollars in millions):

	Period-to-Period Change 2016 vs. 2015		Period-to-Period Change 2015 vs. 2014
	Amount	As a % of Related Business	Amount	As a % of Related Business
Commercial	$130	4.2%	$92	3.0%
Industrial	59	2.8	55	2.7
Residential	46	1.9	39	1.6

Total collection	235	3.0	186	2.4
Landfill	15	0.8	9	0.6
Transfer	17	2.5	8	1.2

Total collection and disposal	$267	2.4%	$203	1.8%

Revenues from our environmental fee contributed $72 million and $17 million for the years ended December 31, 2016 and 2015, respectively, to our collection and disposal average yield.

Recycling commodities — Our revenues increased $51 million for the year ended December 31, 2016 as compared with the prior year period due to a 7% year-over-year increase in the market prices for the recycling commodities we sell at our recycling facilities and through our recycling brokerage services. During 2015, revenues declined by $138 million as compared with the prior year due to a 12% year-over-year decline in recycling commodities prices.

Fuel surcharges and mandated fees — These revenues, which are predominantly generated by our fuel surcharge program, decreased $67 million and $171 million for the years ended December 31, 2016 and 2015, respectively. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Market prices for diesel fuel decreased approximately 14% in 2016 and 30% in 2015, which caused the decline in fuel surcharge revenues in 2016 and 2015. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These fees did not have a significant impact on the comparability of the periods presented.

Volume

Our revenues increased $186 million, or 1.4%, for the year ended December 31, 2016 as compared with the prior year due to higher volumes. The year-over-year comparison does not include volumes from acquisitions, as discussed below. We experienced higher volumes in all of our collection and disposal lines of business, with the exception of our residential line of business, as a result of (i) improving market conditions; (ii) reduced customer churn and improved sales performance supported by our focus on disciplined growth and (iii) an additional workday in 2016.

Additional drivers affecting the comparability of volumes for 2016 to 2015 are as follows:

•	Due to our focus on renegotiating existing contracts and winning new contracts with reasonable returns, we continue to see revenue declines in our residential line of business; and

•	In our ancillary service businesses, we experienced higher volumes in 2016 as compared with the prior year resulting from our Energy and Environmental Services organization, particularly our remediation and construction services, WM Renewable Energy and our portable self-storage businesses. These volume increases were partially offset by lower volumes resulting from lower oil prices, which negatively affected both our oil and gas producing properties and our oilfield services business.

Declines in our volumes caused our revenue to decrease $215 million, or 1.6%, for the year ended December 31, 2015, as compared with the prior year. We experienced lower volumes in (i) our collection line of business, primarily due to competition and our pricing strategies; (ii) our MRFs, primarily driven by the rationalization of our underperforming assets and our strategy to not renew municipal contracts that did not reflect current market conditions and (iii) our ancillary services businesses, primarily due to the loss of certain large accounts in our WMSBS organization and lower oil prices, which negatively affected both our oil and gas producing properties and our oilfield services business. These decreases in volumes were partially offset by increases in the municipal solid waste business driven by new business and improving market conditions that favorably affected our landfill and transfer lines of business.

Acquisitions and divestitures

Revenues increased $268 million and $174 million for the years ended December 31, 2016 and 2015, respectively, as compared with the prior year periods, due to acquisitions. The increase in revenues in 2016 was principally due to the acquired operations of SWS in January 2016. The revenue increase in 2015 was principally due to the acquired operations of Deffenbaugh in March 2015.

These revenues were offset by revenue decreases of $30 million and $762 million for the years ended December 31, 2016 and 2015, respectively, as compared with the prior year periods, due to divestitures. The decrease in revenues in 2015 was primarily driven by the divestitures in 2014 of our Wheelabrator business, our Puerto Rico operations and certain landfill and collection operations in our Eastern Canada Area.

Operating Expenses

Our operating expenses are comprised of (i) labor and related benefits (excluding labor costs associated with maintenance and repairs discussed below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are affected by variables such as volumes, distance and fuel prices; (v) costs of goods sold, which includes the cost to purchase recycling materials for our recycling business, including rebates paid to suppliers; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees, contingent landfill lease payments and royalties; (viii) landfill operating costs, which include interest accretion on landfill liabilities, interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include general liability, automobile liability, workers’ compensation and insurance and claim costs and (x) other operating costs, which include telecommunications, equipment and facility rent, property taxes, utilities and supplies.

Our operating expenses increased $255 million, or 3.1%, when comparing 2016 with 2015 and decreased $771 million, or 8.6%, when comparing 2015 with 2014. Operating expenses as a percentage of revenues were 62.4% in 2016, 63.5% in 2015, and 64.3% in 2014.

The following table summarizes the major components of our operating expenses for the years ended December 31 (dollars in millions):

	2016	Period-to-Period Change		2015	Period-to-Period Change		2014
Labor and related benefits	$2,410	$29	1.2%	$2,381	$(71)	(2.9)%	$2,452
Transfer and disposal costs	974	35	3.7	939	4	0.4	935
Maintenance and repairs	1,076	54	5.3	1,022	(159)	(13.5)	1,181
Subcontractor costs	1,193	56	4.9	1,137	(86)	(7.0)	1,223
Cost of goods sold	858	67	8.5	791	(183)	(18.8)	974
Fuel	300	(61)	(16.9)	361	(192)	(34.7)	553
Disposal and franchise fees and taxes	702	40	6.0	662	(7)	(1.0)	669
Landfill operating costs	352	97	38.0	255	(11)	(4.1)	266
Risk management	192	(29)	(13.1)	221	2	0.9	219
Other	429	(33)	(7.1)	462	(68)	(12.8)	530

	$8,486	$255	3.1%	$8,231	$(771)	(8.6)%	$9,002

Significant items affecting the comparison of operating expenses between periods reported include:

Labor and related benefits — The increase in labor and related benefits in 2016 as compared with 2015 was due to (i) higher wages due to merit increases; (ii) additional costs associated with the acquired operations of SWS in January 2016; (iii) health and welfare cost increases; (iv) an additional workday in 2016 and (v) higher incentive compensation costs. These cost increases were partially offset by (i) $51 million of charges in 2015 associated with the withdrawal from certain underfunded Multiemployer Pension Plans and (ii) lower headcount and contract labor costs in 2016 due to operating efficiencies in our recycling line of business.

The decrease in labor and related benefits in 2015 as compared with 2014 was due to (i) reduced costs of $88 million due to the divestitures in 2014 of our Wheelabrator business, our Puerto Rico operations, and certain landfill and collection operations in our Eastern Canada Area; (ii) lower headcount and contract labor costs due to operating efficiencies in our recycling line of business and lower volumes in our collection line of business and (iii) lower health and welfare costs. These cost decreases were partially offset by (i) $51 million of charges in 2015 associated with the withdrawal from certain underfunded Multiemployer Pension Plans; (ii) higher wages due to merit increases and (iii) additional costs associated with the acquired operations of Deffenbaugh in March 2015.

Transfer and disposal costs — The increase in transfer and disposal costs in 2016 compared to 2015 was driven by acquisitions, primarily SWS, and our overall increase in volumes. The increase in costs in 2015 compared to 2014 was primarily due to incurring third-party costs for services previously provided on an intercompany basis prior to the divestiture of our Wheelabrator business in December 2014. These cost increases were partially offset by $53 million in reduced costs due to the divestitures in 2014.

Maintenance and repairs — The increase in maintenance and repairs in 2016 compared to 2015 was primarily driven by (i) higher labor and parts and supplies costs and (ii) acquisitions, primarily the acquired operations of SWS. The decrease in costs in 2015 compared to 2014 was largely driven by a $177 million decrease due to the divestitures in 2014, which was partially offset by increased costs related to the acquired operations of Deffenbaugh.

Subcontractor costs — The increase in subcontractor cost in 2016 compared to 2015 was driven by (i) acquisitions and (ii) higher volumes in our WMSBS organization. These increases were partially offset by a decrease in subcontracted remediation services to industrial customers. The decrease in costs in 2015 compared to 2014 was primarily driven by (i) volume decreases in our WMSBS organization and (ii) lower landfill and recycling costs. These decreases were partially offset by an increase in subcontracted remediation services to industrial customers.

Cost of goods sold — The increase in cost of goods sold in 2016 compared to 2015 was due to (i) higher market prices for recycling commodities and (ii) increased costs in our remediation services business, partially offset by lower costs due to continued efforts to restructure recycling rebates paid to customers. The decrease in costs in 2015 compared to 2014 was due to (i) lower market prices for recycling commodities; (ii) lower costs of $81 million due to the 2014 divestitures; (iii) increased efforts to restructure recycling rebates paid to customers and (iv) ongoing recycling business improvement efforts around inbound quality control.

Fuel — The decrease in fuel costs in 2016 and 2015 when compared to the prior year periods was driven by (i) lower fuel prices; (ii) lower costs resulting from the continued conversion of our fleet to natural gas vehicles; (iii) year-over-year increases in natural gas fuel excise credits and (iv) reduced fuel consumption due to efficiency gains in the routing of our fleet. The increase in collection volumes in 2016 partially offset these decreases.

Disposal and franchise fees and taxes — The increase in disposal and franchise fees and taxes in 2016 compared to 2015 is primarily due to (i) higher landfill volumes and (ii) increased municipal franchise fees and subcontracted remediation services to industrial customers. The decrease when comparing 2015 to 2014 is primarily driven by the divestitures in 2014.

Landfill operating costs — The increase in landfill operating costs when comparing 2016 to 2015 is primarily due to higher leachate management costs. Leachate management costs have increased because, in certain parts of the country, we are transporting leachate further in order to reach treatment facilities, the third-party fees charged for treatment of waste water have increased and the volume of leachate being disposed has increased.

Higher leachate transportation and disposal costs also affected the comparison of our landfill operating costs for 2015 and 2014, though the increased costs were more than offset by the impact of 2014 divestitures and discount rate adjustments. As discussed in Note 3 to the Consolidated Financial Statements, we record adjustments to our landfill operating costs for changes in U.S. Treasury rates used to discount the present value of our environmental remediation liabilities and recovery assets.

Risk management — The decrease in costs in 2016 compared to 2015 was primarily due to a reduction in certain uninsured losses and, to a lesser extent, decreased workers’ compensation claims.

Other — The decrease in costs in 2016 compared to 2015 was primarily related to lower rental costs and favorable adjustments to our contingent consideration liabilities associated with certain acquisitions. The decrease in costs in 2015 compared to 2014 was principally driven by a decrease of $63 million due to the divestitures in 2014.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of (i) labor and related benefits which include salaries, bonuses, related insurance and benefits, contract labor, payroll taxes and equity-based compensation;

(ii) professional fees, which include fees for consulting, legal, audit and tax services; (iii) provision for bad debts, which includes allowances for uncollectible customer accounts and collection fees and (iv) other selling, general and administrative expenses, which include, among other costs, facility-related expenses, voice and data telecommunication, advertising, bank charges, computer costs, travel and entertainment, rentals, postage and printing. In addition, the financial impacts of litigation settlements generally are included in our “Other” selling, general and administrative expenses.

Our selling, general and administrative expenses increased $67 million, or 5.0%, when comparing 2016 with 2015 and decreased $138 million, or 9.3%, when comparing 2015 with 2014. Our selling, general and administrative expenses as a percentage of revenues were 10.4% in 2016, 10.4% in 2015 and 10.6% in 2014.

The following table summarizes the major components of our selling, general and administrative expenses for the years ended December 31 (dollars in millions):

	2016	Period-to- Period Change		2015	Period-to- Period Change		2014

Labor and related benefits	$968	$94	10.8%	$874	$(59)	(6.3)%	$933
Professional fees	97	(15)	(13.4)	112	(14)	(11.1)	126
Provision for bad debts	40	4	11.1	36	(5)	(12.2)	41
Other	305	(16)	(5.0)	321	(60)	(15.7)	381

	$1,410	$67	5.0%	$1,343	$(138)	(9.3)%	$1,481

Significant factors affecting our expense in 2016 as compared to 2015 include:

Labor and related benefits — The increase in labor and related benefits was primarily due to (i) higher incentive compensation costs; (ii) merit increases; (iii) higher severance costs and (iv) acquisitions.

Professional fees — The decrease in professional fees was primarily due to lower legal fees.

Other — The decrease in other expenses was principally driven by favorable litigation settlements and lower bank charges.

The divestitures in 2014, primarily the sale of our Wheelabrator business in December 2014, favorably affected all cost categories when comparing expenses in 2015 to 2014. In addition to the impact of divestitures, other significant factors affecting our expense in 2015 as compared to 2014 include:

Labor and related benefits — The decrease in labor and related benefits was due to (i) cost savings from our August 2014 reorganization and (ii) lower incentive compensation costs, which were partially offset by merit increases.

Other — The decrease in other expenses was principally driven by lower litigation settlement costs and our continued focus on controlling costs.

Depreciation and Amortization Expenses

Depreciation and amortization expenses include (i) depreciation of property and equipment, including assets recorded for capital leases, on a straight-line basis from three to 40 years; (ii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction and asset retirement costs arising from closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the total estimated remaining capacity of a site, which includes both permitted capacity and expansion capacity that meets our Company-specific criteria for amortization purposes; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event and (iv) amortization of intangible assets with a definite life, using either a 150% declining balance approach or a straight-line basis over the definitive terms of the related agreements, which are generally from two to 15 years depending on the type of asset.

The following table summarizes the components of our depreciation and amortization expenses for the years ended December 31 (dollars in millions):

	2016	Period-to- Period Change		2015	Period-to- Period Change		2014

Depreciation of tangible property and equipment	$773	$13	1.7%	$760	$(74)	(8.9)%	$834
Amortization of landfill airspace	428	19	4.6	409	29	7.6	380
Amortization of intangible assets	100	24	31.6	76	(2)	(2.6)	78

	$1,301	$56	4.5%	$1,245	$(47)	(3.6)%	$1,292

The increase in depreciation of tangible property and equipment and amortization of intangible assets during 2016 as compared to the prior year is primarily due to the acquired operations of SWS in January 2016. The increase in amortization of landfill airspace during 2016 as compared to the prior year is due to increased volumes at our landfills, partially offset by changes in our landfill estimates.

The decrease in depreciation of tangible property and equipment during 2015 as compared to the prior year is primarily due to the December 2014 sale of our Wheelabrator business as discussed further in Note 19 to the Consolidated Financial Statements. The increase in amortization of landfill airspace during 2015 as compared to the prior year is primarily due to increased volumes, a portion of which relates to the acquisition of Deffenbaugh in March 2015. This increase was partially offset by favorable adjustments resulting from changes in landfill estimates.

Restructuring Costs

During the year ended December 31, 2016, we recognized $4 million of pre-tax restructuring charges, of which $2 million was related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

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

(Income) Expense from Divestitures, Asset Impairments and Unusual Items

The following table summarizes the major components of (income) expense from divestitures, asset impairments and unusual items for the years ended December 31 (in millions):

	2016	2015	2014
(Income) expense from divestitures	$9	$(7)	$(515)
Asset impairments	59	89	355
Other	44	—	—

	$112	$82	$(160)

During the year ended December 31, 2016, we recognized net charges of $112 million, primarily related to (i) $44 million of charges to adjust our subsidiary’s estimated environmental remediation liability related to a closed site in Harris County, Texas, as further discussed in Note 11 to the Consolidated Financial Statements; (ii) a $43 million charge to impair a landfill in Western Pennsylvania due to a loss of expected volumes; (iii) $12 million of goodwill impairment charges primarily related to our LampTracker® reporting unit and (iv) an $8 million loss on the sale of a majority-owned organics company.

During the year ended December 31, 2015, we recognized net charges of $82 million, primarily related to (i) $66 million of charges to impair certain of our oil and gas producing properties as a result of the continued decline in oil and gas prices; (ii) $18 million of charges to write down or divest certain assets in our recycling operations and (iii) a $5 million impairment of a landfill in our Western Canada Area due to revised post-closure cost estimates. Partially offsetting these charges was $7 million in net gains from divestitures, including a $6 million gain on the sale of an oil and gas producing property in 2015.

During the year ended December 31, 2014, we recognized net gains of $160 million, primarily related to the following:

•	Divestitures — We recognized net gains of $515 million, primarily as a result of a $519 million gain on the sale of our Wheelabrator business and an $18 million gain on the sale of certain landfill and collection operations in our Eastern Canada Area. Partially offsetting these gains was a $25 million loss on the divestiture of our Puerto Rico operations. Refer to Note 19 to the Consolidated Financial Statements for additional information related to our divestitures.

•	Oil and gas producing properties impairments — We recognized $272 million of charges to impair certain of our oil and gas producing properties, primarily as a result of the pronounced decrease in oil and gas prices in the fourth quarter of 2014.

•	Goodwill impairments — We recognized $10 million of goodwill impairment charges related to our recycling reporting unit.

•	Other impairments — We recognized additional impairment charges of $73 million to write down assets in our waste diversion technology, renewable energy, recycling and medical waste operations.

See Note 3 to the Consolidated Financial Statements for additional information related to the accounting policy and analysis involved in identifying and calculating impairments.

Income from Operations

The following table summarizes income from operations for the years ended December 31 (dollars in millions):

	2016	Period-to- Period Change		2015	Period-to- Period Change		2014
Solid Waste:
Tier 1	$1,430	$140	10.9%	$1,290	$(11)	(0.8)%	$1,301
Tier 2	604	(25)	(4.0)	629	(82)	(11.5)	711
Tier 3	912	104	12.9	808	21	2.7	787

Solid Waste	2,946	219	8.0	2,727	(72)	(2.6)	2,799
Other	(100)	60	(37.5)	(160)	240	(60.0)	(400)
Corporate and other	(550)	(28)	5.4	(522)	247	(32.1)	(769)
Wheelabrator	—	—	—	—	(669)	*	669

Total	$2,296	$251	12.3%	$2,045	$(254)	(11.0)%	$2,299

*	Percentage change does not provide a meaningful comparison.

Our segments are discussed further in Note 21 to the Consolidated Financial Statements.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three years ended December 31, 2016 are summarized below:

•	Our Traditional Solid Waste business benefited from internal revenue growth; and

•	We recognized $51 million of charges associated with the withdrawal from certain underfunded Multiemployer Pension Plans in 2015 impacting all three tiers.

In addition, the following items affected the comparability of 2016 to 2015:

•	Our recycling business was favorable in 2016 compared to 2015 principally due to (i) continued cost reductions; (ii) higher market prices for recycling commodities and (iii) the impairment of various recycling assets in 2015;

•	Increased leachate management costs in Tier 2 in 2016;

•	Higher labor and related benefit costs in 2016 due to merit increases, higher incentive compensation costs and increases in health and welfare costs; and

•	The impairment of a landfill in Tier 2 in 2016 due to a loss of expected volumes.

In addition, the following items affected the comparability of 2015 to 2014:

•	The unfavorable impact of foreign currency translation on the results of our Canadian operations in Tiers 1 and 2 in 2015;

•	The unfavorable impact on our oilfield services business, primarily in Tier 2, of reduced drilling and auxiliary activities as a result of declining oil and gas prices in 2015;

•	The transfer of certain sales employees from our Corporate and Other segment to this segment in 2015; and

•	Our recycling business was unfavorable in 2015 compared to 2014 principally due to (i) lower market prices for recycling commodities and (ii) the impairment of various recycling assets in 2015. These unfavorable amounts were partially offset by continued cost reductions.

Other — Our “Other” income from operations includes (i) our WMSBS organization; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental Services and WM Renewable Energy organizations that are not included with the operations of our reportable segments; (iii) our recycling brokerage services and (iv) our expanded service offerings and solutions, such as portable self-storage and long distance moving services, fluorescent lamp recycling, and interests we hold in oil and gas producing properties. In addition, our “Other” income from operations reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business.

The following items affected comparability of 2016 to 2015:

•	A $66 million charge related to impairments of oil and gas producing properties recognized in 2015;

•	Our energy related businesses’ results were higher in 2016 principally driven by an increase in remediation services costs to industrial customers in 2015;

•	Increased WMSBS costs, driven in part by the transfer of certain sales employees from our Corporate and Other segment to this segment in 2016; and

•	Increased expenses in 2016 from divestitures, asset impairments and unusual items related to a loss on the sale of a majority-owned organics company and goodwill impairments, primarily related to our LampTracker® reporting unit.

The following items affected comparability of 2015 to 2014:

•	Net charges of $66 million and $339 million primarily related to impairments of oil and gas producing properties recognized in 2015 and 2014, respectively;

•	Our energy related businesses’ results were lower in 2015 principally driven by an increase in remediation services costs to industrial customers in 2015; and

•	The transfer of certain sales employees from our Corporate and Other segment to this segment in 2015.

Corporate and Other

The following items affected comparability of 2016 to 2015:

•	Higher labor and related benefit costs in 2016 due to higher incentive compensation costs, severance costs, health and welfare costs and merit increases;

•	An increase in a subsidiary’s estimated environmental remediation liability related to a closed site in Harris County, Texas in 2016;

•	Decreased risk management costs in 2016; and

•	The transfer of certain sales employees to our Other segment from this segment in 2016.

The following items affected comparability of 2015 to 2014:

•	Restructuring costs related to our August 2014 reorganization and subsequent benefits resulting from our restructuring efforts;

•	Lower health and welfare costs in 2015 primarily driven by lower claims and reduced headcount;

•	The transfer of certain sales employees to our Solid Waste and Other segments from this segment in 2015;

•	Continued focus on controlling costs resulting in lower professional fees, telecommunications, contract labor, and travel and entertainment in 2015;

•	Charges for the settlement of a legal dispute and related fees in 2014;

•	Unfavorable adjustments in 2014 related to changes in U.S. Treasury rates used to discount our environmental remediation liabilities and recovery assets to present value; and

•	Increased risk management costs in 2015 primarily related to certain higher than anticipated general liability claim settlements and a favorable risk management allocation in 2014.

Wheelabrator — The most significant item affecting the results of operations of our Wheelabrator business in 2014 was a $519 million gain on sale of this business in December 2014.

Interest Expense, net

Our interest expense, net was $376 million in 2016, $385 million in 2015 and $466 million in 2014. During 2016, the decrease in interest expense was primarily attributable to the impacts of lower market interest rates on certain of our tax-exempt bonds, partially offset by increased borrowings under our $2.25 billion revolving credit facility. During 2015, the decrease in interest expense was primarily attributable to the refinancing of a significant portion of our high-coupon senior notes. As a result of the combination of make-whole redemptions of certain senior notes, cash tender offers to purchase certain senior notes and the issuance of $1.8 billion of new senior notes, we reduced the weighted average interest rate of our senior note portfolio by 1%.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $4 million and $555 million in 2016 and 2015, respectively. The amount for 2015 was primarily associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through make-whole redemption and cash tender offers. We replaced substantially all of the debt extinguished with new senior notes at significantly lower coupon interest rates and extended the weighted average duration of these debt obligations. The “Loss on early extinguishment of debt” reflected in our Consolidated Statement of Operations for 2015 includes $122 million of charges related to make-whole redemptions and $430 million of charges related to cash tender offers.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $44 million, $38 million and $53 million in 2016, 2015 and 2014, respectively. These losses are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Provision for Income Taxes. Refer to Notes 9 and 20 to the Consolidated Financial Statements for more information related to these investments. The amount in 2014 includes charges of $11 million primarily to write down equity method investments in waste diversion technology companies to their fair value.

Other, net

We recognized other, net expense of $50 million, $7 million and $29 million in 2016, 2015 and 2014, respectively. The expenses for 2016, 2015 and 2014 were impacted by impairment charges of $42 million, $5 million and $22 million, respectively, related to other-than-temporary declines in the value of minority-owned, cost method investments in waste diversion technology companies. In addition, we recognized $8 million of expense during the first quarter of 2016 associated with the termination of our cross-currency swaps, which is discussed further in Note 8 to the Consolidated Financial Statements.

Provision for Income Taxes

We recorded provisions for income taxes of $642 million, $308 million and $413 million in 2016, 2015 and 2014, respectively. These tax provisions resulted in effective income tax rates of 35.2%, 29.1% and 23.6% for the years ended 2016, 2015 and 2014, respectively. The comparability of our reported income taxes for the years ended December 31, 2016, 2015 and 2014 is primarily affected by (i) variations in our income before income taxes, as discussed above; (ii) federal tax credits; (iii) tax audit settlements; (iv) the realization of state net operating losses and credits; (v) adjustments to our accruals and related deferred taxes and (vi) the tax implications of impairments and divestitures. The impacts of these items are summarized below:

•	Investments Qualifying for Federal Tax Credits — Our low-income housing properties and refined coal facility investments reduced our provision for income taxes by $55 million, $57 million and $58 million, primarily as a result of the tax credits realized from these investments for the years ended December 31, 2016, 2015 and 2014, respectively. Refer to Note 9 to the Consolidated Financial Statements for more information related to these investments.

•	Other Federal Tax Credits — During 2016, 2015 and 2014, we recognized federal tax credits in addition to the tax credits realized from our investments in low-income housing properties and the refined coal facility, resulting in a reduction to our provision for income taxes of $14 million, $15 million and $13 million, respectively.

•	Tax Audit Settlements — The settlement of various tax audits resulted in a reduction to our provision for income taxes of $11 million, $10 million and $12 million for the years ended December 31, 2016, 2015 and 2014, respectively.

•	State Net Operating Losses and Credits — During 2016, 2015 and 2014, we recognized state net operating losses and credits resulting in a reduction to our provision for income taxes of $10 million, $17 million and $16 million, respectively.

•	Adjustments to Accruals and Related Deferred Taxes – Adjustments to our accruals and related deferred taxes due to the filing of our income tax returns and changes in state laws resulted in a reduction of $10 million, $18 million and $24 million to our provision for income taxes for the years ended December 31, 2016, 2015 and 2014, respectively.

•	Tax Implications of Impairments — A portion of the impairment charges recognized in 2016, 2015 and 2014 are not deductible for tax purposes. Had the charges been fully deductible, our provision for income taxes would have been reduced by $15 million, $2 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 13 to the Consolidated Financial Statements for more information related to our impairment charges.

•	Tax Implications of Divestitures — During 2014, the Company recorded a net gain of $515 million primarily related to the divestiture of our Wheelabrator business, our Puerto Rico operations and certain landfill and collection operations in our Eastern Canada Area. Had this net gain been fully taxable, our provision for income taxes would have increased by $138 million. During 2015, the Company recorded an additional $10 million net gain primarily related to post-closing adjustments on the Wheelabrator divestiture and had this gain been fully taxable, our provision for income taxes would have increased by $4 million. During 2016, the Company recorded a loss of $9 million related to the divestiture of certain assets and had the associated tax loss been fully deductible, our provision for income taxes would have decreased by $5 million. Refer to Note 19 to the Consolidated Financial Statements for more information related to our divestitures.

Based on current tax laws and regulations, we expect our 2017 recurring effective tax rate will be approximately 36.5% based on projected income before income taxes, federal tax credits and other permanent items.

Noncontrolling Interests

Net loss attributable to noncontrolling interests was $2 million in 2016 and $1 million in 2015 and net income attributable to noncontrolling interests was $40 million in 2014. The income for 2014 was principally related to third-parties’ equity interests in two limited liability companies (“LLCs”) that owned three waste-to-

energy facilities operated by our Wheelabrator business. In December 2014, we purchased the noncontrolling interests in the LLCs from the third parties. The LLCs were then subsequently sold as part of the divestiture of our Wheelabrator business. Refer to Notes 19 and 20 to the Consolidated Financial Statements for information related to the sale of our Wheelabrator business and the consolidation of these variable interest entities, respectively.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 243 solid waste and five secure hazardous waste landfills at December 31, 2016 and 244 solid waste and five secure hazardous waste landfills at December 31, 2015. For these landfills, the following table reflects changes in capacity, as measured in tons of waste, for the years ended December 31 and remaining capacity, measured in cubic yards of waste, at December 31 (in millions):

	2016			2015
	Remaining Permitted Capacity	Expansion Capacity	Total Capacity	Remaining Permitted Capacity	Expansion Capacity	Total Capacity

Balance at beginning of year (in tons)	4,728	304	5,032	4,660	275	4,935
Acquisitions, divestitures, newly permitted landfills and closures	—	—	—	32	4	36
Changes in expansions pursued(a)	—	77	77	—	105	105
Expansion permits granted(b)	166	(166)	—	82	(82)	—
Airspace consumed	(104)	—	(104)	(97)	—	(97)
Changes in engineering estimates and other(c)	(36)	4	(32)	51	2	53

Balance at end of year (in tons)	4,754	219	4,973	4,728	304	5,032

Balance at end of year (in cubic yards)	4,787	200	4,987	4,740	298	5,038

(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits, if any.
(b)	We received expansion permits at 13 of our landfills during 2016 and six of our landfills during 2015, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal capacity of our existing landfills.
(c)	Changes in engineering estimates can result in changes to the estimated available remaining capacity of a landfill or changes in the utilization of such landfill capacity, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. We continually focus on improving the utilization of airspace through efforts that include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials and increasing initial compaction through improved landfill equipment, operations and training.

The tons received at our landfills in 2016 and 2015 are shown below (tons in thousands):

	2016					2015
	# of Sites		Total Tons		Tons per Day	# of Sites	Total Tons		Tons per Day
Solid waste landfills	243	(a)	104,913		384	244	96,777		355
Hazardous waste landfills.	5		646		2	5	567		2

	248		105,559		386	249	97,344		357

Solid waste landfills closed, divested or contract expired during related year	2		—			5	960

			105,559	(b)			98,304	(b)

(a)	In 2016, we developed one landfill, our contract expired at one landfill and we closed one landfill.
(b)	These amounts include 1.2 million tons at both December 31, 2016 and 2015, that were received at our landfills but were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate receives certification of closure from the applicable regulatory agency, we generally transfer the management of the site, including any remediation activities, to our closed sites management group. As of December 31, 2016, our closed sites management group managed 213 closed landfills.

Based on remaining permitted airspace as of December 31, 2016 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 45 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes, disposal prices, construction and operating costs, remaining capacity and likelihood of obtaining an expansion permit. We are seeking expansion permits at 16 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions — Landfills section above. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 47 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills owned or operated as of December 31, 2016, segregated by their estimated operating lives based on remaining permitted and expansion capacity and projected annual disposal volume, was as follows:

	# of Landfills
0 to 5 years	22
6 to 10 years	27
11 to 20 years	23
21 to 40 years	76
41+ years	100

Total	248	(a)

(a)	Of the 248 landfills, 200 are owned, 35 are operated under lease agreements and the remaining 13 are operated under other contractual agreements. We are usually responsible for the final capping, closure and post-closure obligations of these landfills.

As of December 31, 2016, we have 15 landfills which are not currently accepting waste. We performed tests of recoverability for eight of these landfills and during the year ended December 31, 2016, we recognized a $43 million charge to impair one of these landfills in Western Pennsylvania due to a loss of expected volumes. For the other seven landfills, with an aggregate net recorded capitalized landfill asset cost of $281 million, the undiscounted expected future cash flows resulting from our probability-weighted estimation approach exceeded the carrying values. We did not perform recoverability tests for the remaining seven landfills as the net recorded capitalized landfill asset cost was immaterial.

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

The changes to the cost basis of our landfill assets and accumulated landfill airspace amortization for the year ended December 31, 2016 are reflected in the table below:

	Cost Basis of Landfill Assets	Accumulated Landfill Airspace Amortization	Landfill Assets
December 31, 2015	$13,772	$(7,925)	$5,847
Capital additions	488	—	488
Asset retirement obligations incurred and capitalized	55	—	55
Amortization of landfill airspace	—	(428)	(428)
Foreign currency translation	28	(9)	19
Asset retirements and other adjustments	(67)	22	(45)

December 31, 2016	$14,276	$(8,340)	$5,936

As of December 31, 2016, we estimate that we will spend approximately $400 million in 2017, and approximately $900 million in 2018 and 2019 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

Landfill and Environmental Remediation Liabilities — As we accept waste at our landfills, we incur significant asset retirement obligations, which include liabilities associated with landfill final capping, closure and post-closure activities. These liabilities are accounted for in accordance with authoritative guidance on accounting for asset retirement obligations and are discussed in Note 3 to the Consolidated Financial Statements. We also have liabilities for the remediation of properties that have incurred environmental damage, which generally was caused by operations or for damage caused by conditions that existed before we acquired operations or a site. We recognize environmental remediation liabilities when we determine that the liability is probable and the estimated cost for the likely remedy can be reasonably estimated.

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2016 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2015	$1,518	$209
Obligations incurred and capitalized	59	—
Obligations settled	(91)	(24)
Interest accretion	91	3
Revisions in estimates and interest rate assumptions	(1)	58

December 31, 2016	$1,576	$246

Landfill Operating Costs — The following table summarizes our landfill operating costs for the years ended December 31 (in millions):

	2016	2015	2014
Interest accretion on landfill liabilities	$91	$89	$88
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	—	1	14
Leachate and methane collection and treatment(a)	176	96	84
Landfill remediation costs	15	5	9
Other landfill site costs	70	64	71

Total landfill operating costs	$352	$255	$266

(a)	Leachate management costs have increased because, in certain parts of the country, we are transporting leachate further in order to reach treatment facilities, the third-party fees charged for treatment of waste water have increased and the volume of leachate being disposed has increased.

Amortization of Landfill Airspace — Amortization of landfill airspace, which is included as a component of “Depreciation and amortization” expense, includes the following:

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

The following table presents our landfill airspace amortization expense on a per-ton basis for the years ended December 31:

	2016	2015	2014
Amortization of landfill airspace (in millions)	$428	$409	$380
Tons received, net of redirected waste (in millions)	104	97	96
Average landfill airspace amortization expense per ton	$4.10	$4.21	$3.96

Different per-ton amortization rates are applied at each of our 248 landfills, and per-ton amortization rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace amortization expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company year-over-year.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet and landfill equipment; (iii) construction, refurbishments and improvements at materials recovery facilities; (iv) the container and equipment needs of our operations; (v) final capping, closure and post-closure activities at our landfills; (vi) the repayment of debt, payment of interest and discharging of other obligations and (vii) capital expenditures, acquisitions and investments in support of our strategic growth plans. We also are committed to providing our shareholders with a return on their investment through dividend payments and our common stock repurchase program.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of December 31 (in millions):

	2016	2015
Cash and cash equivalents	$32	$39

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$95	$94
Other	10	11

Total restricted trust and escrow accounts	$105	$105

Debt:
Current portion	$417	$253
Long-term portion	8,893	8,676

Total debt	$9,310	$8,929

We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities, when appropriate. The components of our borrowings as of December 31, 2016 are described in Note 7 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2015 to December 31, 2016 were primarily attributable to (i) net debt borrowings of $375 million and (ii) the impacts of other non-cash changes in our debt balances due to hedge accounting for interest rate swaps, foreign currency translation, discounts, premiums and deferred loan costs.

As of December 31, 2016, the current portion of our long-term debt balance of $417 million includes (i) $230 million of short-term borrowings under our long-term $2.25 billion revolving credit facility and (ii)

$187 million of other debt with scheduled maturities within the next 12 months, including $126 million of tax-exempt bonds.

As of December 31, 2016, we have classified $196 million of borrowings outstanding under our $2.25 billion revolving credit facility as long-term because we intend and have the ability to refinance or maintain these borrowings on a long-term basis. We generally use available cash to repay borrowings outstanding under our $2.25 billion revolving credit facility and any remaining balances are maintained by extending the maturities of the borrowings. Our current projections indicate that we will maintain $196 million of the $426 million of borrowings outstanding for the next 12 months. The remaining $230 million of borrowings outstanding under our $2.25 billion revolving credit facility is classified as current in our Consolidated Balance Sheet at December 31, 2016.

As of December 31, 2016, we also have $473 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and an additional $491 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to use availability under our $2.25 billion revolving credit facility to fund the debt obligations until they can be remarketed successfully. Accordingly, we classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2016.

We have credit facilities in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit, categorized by type of facility at December 31 (in millions):

	2016	2015
$2.25 billion revolving credit facility(a)	$789	$831
Other letter of credit facilities(b)	492	466

	$1,281	$1,297

(a)	In July 2015, we amended and restated our $2.25 billion revolving credit facility extending the term through July 2020. At December 31, 2016, we had $426 million of outstanding borrowings and $789 million of letters of credit issued and supported by the facility, leaving an unused and available credit capacity of $1,035 million.
(b)	As of December 31, 2016, we had utilized $492 million of other letter of credit facilities, which are both committed and uncommitted, with terms extending through December 2018.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31 (in millions):

	2016	2015	2014
Net cash provided by operating activities	$2,960	$2,498	$2,331

Net cash provided by (used in) investing activities	$(1,932)	$(1,608)	$995

Net cash used in financing activities	$(1,035)	$(2,155)	$(2,072)

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows in 2016 as compared to 2015 are summarized below:

•

Increase in earnings — Our income from operations, excluding depreciation and amortization and asset impairments and unusual items, increased by $337 million on a year-over-year basis, principally driven by earnings from our Traditional Solid Waste business. Our 2015 results included $51 million of charges associated with the withdrawal from certain underfunded Multiemployer Pension Plans, of which payments of approximately $60 million were made in 2015.

•	Cross-currency swaps — During the first quarter of 2016, we terminated our cross-currency swaps associated with the anticipated cash flows of intercompany loans between WM Holdings and its wholly-owned Canadian subsidiaries, as discussed further in Note 8 to the Consolidated Financial Statements. In connection with the termination, we received cash proceeds of $67 million, which were classified as a change in “Other current assets” and “Other assets.”

•	Decrease in annual incentive plan cash payments — Payments for our annual incentive plans are typically made in the first quarter of the year based on prior year performance. Our cash flow from operating activities was favorably impacted by $46 million on a year-over-year basis, as the annual incentive cash payments made in 2016 were lower than the cash payments made in 2015.

•	Increase in income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was $36 million higher on a year-over-year basis largely driven by higher pre-tax earnings in the current year.

•	Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flows from operating activities were favorably impacted on a year-over-year basis due to net changes in our assets and liabilities, exclusive of the items noted above, particularly non-trade related items including payroll and incentive accruals.

The most significant items affecting the comparison of our operating cash flows in 2015 as compared with 2014 are summarized below:

•	Increased earnings from our Traditional Solid Waste business — In 2015, we saw an increase in earnings from our Traditional Solid Waste business, which was enhanced by acquisitions and corporate overhead cost reductions. These cash flow improvements were slightly offset by a decrease in earnings from our recycling operations.

•	Cash flow of divested businesses — The divestiture of Wheelabrator in December 2014 coupled with the sale of other Solid Waste businesses throughout 2014 negatively affected the year-over-year comparison by approximately $140 million.

•	Decrease in income tax payments — Cash paid for income taxes, net of excess tax benefits associated with equity-based transactions, was approximately $329 million lower on a year-over-year basis, largely driven by (i) lower year-over-year pre-tax earnings primarily due to the loss on early extinguishment of debt in 2015 and (ii) the income tax implications and related impacts of divestitures and impairment charges.

•	Decrease in interest payments — Cash paid for interest decreased $77 million primarily due to the refinancing of a significant portion of our high-coupon senior notes during 2015, which is discussed further in Note 7 to the Consolidated Financial Statements.

•	Increase in annual incentive plan cash payments — Payments for our annual incentive plans are typically made in the first quarter of the year based on prior year performance. Our cash flow from operations was unfavorably impacted by approximately $65 million on a year-over-year basis, as the annual incentive plan payments made in 2015 were significantly higher than payments made in 2014.

•	Multiemployer Pension Plan settlements — In 2015, we paid approximately $60 million for the withdrawal from certain underfunded Multiemployer Pension Plans. See Note 11 to the Consolidated Financial Statements for additional information.

•	Forward-starting swaps — During the first quarter of 2014, the forward-starting interest rate swaps associated with the anticipated issuance of senior notes in 2014 matured and we paid cash of

$36 million to settle the liabilities related to these swaps, as discussed further in Note 8 to the Consolidated Financial Statements. This cash payment was classified as a change in “Accounts payable and accrued liabilities.”

•	Changes in assets and liabilities, net of effects from business acquisitions and divestitures — Our cash flow from operating activities was unfavorably impacted on a year-over-year basis by net changes in our assets and liabilities, exclusive of the items noted above, particularly non-trade related items including payroll and incentive accruals.

Net Cash Provided by (Used in) Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

•	Capital expenditures — We used $1,339 million during 2016 for capital expenditures, compared with $1,233 million in 2015 and $1,151 million in 2014. The increase in our capital expenditures in both years is generally the result of additional spending on new business opportunities and acquisitions, growth in our existing business and asset replacement timing. In addition, the construction of a waste-water treatment facility at one of our landfills also contributed to the increase in 2016. Although, we experienced capital expenditure increases in both 2016 and 2015, the Company continues to maintain a disciplined focus on capital management.

•	Proceeds from divestitures — Proceeds from divestitures of businesses and other assets (net of cash divested) were $43 million in 2016, $145 million in 2015 and $2,253 million in 2014. In 2016 and 2015, $2 million and $79 million of these divestitures, respectively, were made as part of our continuous focus on improving or divesting certain non-strategic or underperforming operations, with the remaining amounts generally related to the sale of fixed assets. In 2014, our proceeds from divestitures were primarily related to the sale of our Wheelabrator business for $1.95 billion and, to a lesser extent, the sale of our Puerto Rico operations and certain landfill and collection operations in our Eastern Canada Area.

•	Acquisitions — Our spending on acquisitions was $611 million, $554 million and $35 million in 2016, 2015 and 2014, respectively. In 2016, $525 million of our spending on acquisitions was for certain operations and business assets of SWS. The remainder of our 2016 acquisition spending primarily related to our Solid Waste business. In 2015, $400 million of our spending on acquisitions was for the collection and disposal operations of Deffenbaugh. The remainder of our 2015 acquisition spending primarily related to our Solid Waste business. All of our 2014 acquisitions related to our Solid Waste business. See Note 19 to the Consolidated Financial Statements for additional information related to our acquisitions. We continue to focus on accretive acquisitions and growth opportunities that will enhance and expand our existing service offerings.

•	Investments in unconsolidated entities — We made $21 million, $20 million and $33 million of cash investments in unconsolidated entities during 2016, 2015 and 2014, respectively. In 2016 and 2015, our investments primarily consisted of additional capital contributions associated with our investment in a refined coal facility, which generates federal tax credits. In 2014, our investments primarily related to additional capital contributions associated with our investment in a refined coal facility and waste diversion technology companies.

•	Net receipts from restricted funds — Net cash received from our restricted trust and escrow accounts contributed $51 million and $19 million to our investing activities in 2015 and 2014, respectively. In 2015, these activities were largely related to our replacement of funded trust and escrow accounts with alternative forms of financial assurance.

•	Other — Net cash used by our other investing activities was $4 million and $58 million in 2016 and 2014, respectively, and net cash provided by our other investing activities was $3 million during 2015. Net cash used by our other investing activities of $58 million during 2014 was primarily associated with the funding of notes receivable associated with Wheelabrator’s investments in the United Kingdom, prior to the sale of our Wheelabrator business in December 2014.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•	Common stock repurchase program — For the periods presented, all share repurchases have been made in accordance with financial plans approved by our Board of Directors.

We paid $725 million, $600 million and $600 million for share repurchases during 2016, 2015 and 2014, respectively. See Note 15 to the Consolidated Financial Statements for additional information.

We announced in December 2016 that the Board of Directors has authorized up to $750 million in future share repurchases. Any future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

•	Cash dividends — For the periods presented, all dividends have been declared by our Board of Directors.

We paid aggregate cash dividends of $726 million, $695 million and $693 million during 2016, 2015 and 2014, respectively. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.375 in 2014 to $0.385 in 2015 and to $0.41 in 2016 and has been offset, in part, by a reduction in our common stock outstanding as a result of our common stock repurchase program.

In December 2016, we announced that our Board of Directors expects to increase the quarterly dividend from $0.41 to $0.425 per share for dividends declared in 2017. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board of Directors may deem relevant.

•	Proceeds from the exercise of common stock options — The exercise of common stock options generated financing cash inflows of $63 million, $77 million and $93 million during 2016, 2015 and 2014, respectively. The year-over-year changes are generally due to the number of stock options exercised and the exercise price of those options.

•	Debt borrowings (repayments) — The following summarizes our cash borrowings and debt repayments made for the years ended December 31 (in millions):

	2016	2015	2014
Borrowings:
$2.25 billion revolving credit facility	$1,889	$100	$2,225
Canadian credit facility and term loan	347	11	88
Senior notes	496	1,781	347
Tax-exempt bonds	143	262	—
Capital leases and other debt	182	183	157

	$3,057	$2,337	$2,817

Repayments:
$2.25 billion revolving credit facility	$(1,483)	$(80)	$(2,645)
Canadian credit facility and term loan	(193)	(130)	(243)
Senior notes	(510)	(1,970)	(350)
Tax-exempt bonds	(289)	(341)	(123)
Capital leases and other debt	(207)	(243)	(207)

	$(2,682)	$(2,764)	$(3,568)

Net borrowings (repayments)	$375	$(427)	$(751)

Refer to Note 7 to the Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•	Premiums paid on early extinguishment of debt — Premiums paid on early extinguishment of debt were $2 million and $555 million in 2016 and 2015, respectively. The amount for 2015 was primarily related to (i) make-whole premiums paid on certain senior notes that the Company decided to redeem in advance of their scheduled maturities and (ii) premiums paid to tender certain high-coupon senior notes. See Note 7 to the Consolidated Financial Statements for further discussion of these transactions.

•	Acquisitions of and distributions paid to noncontrolling interests — The acquisitions of and distributions paid to our noncontrolling interests were $1 million, $1 million and $125 million in 2016, 2015 and 2014, respectively. The amount for 2014 is primarily attributable to the purchase of the noncontrolling interests in the LLCs related to our waste-to-energy facilities in December 2014 for $91 million. The LLCs were then subsequently sold as part of the Wheelabrator divestiture, also in December 2014. See Note 20 to the Consolidated Financial Statements for further discussion of these LLCs.

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total
Recorded Obligations:
Expected environmental liabilities:(a)
Final capping, closure and post-closure	$119	$144	$110	$147	$109	$2,169	$2,798
Environmental remediation	28	21	29	63	17	88	246

	147	165	139	210	126	2,257	3,044
Debt payments(b),(c),(d)	610	783	432	746	540	6,304	9,415
Unrecorded Obligations:(e)
Interest on debt(f)	336	315	289	271	245	2,228	3,684
Non-cancelable operating lease obligations	109	90	73	62	44	306	684
Estimated unconditional purchase obligations(g)	179	149	112	92	88	336	956

Anticipated liquidity impact as of December 31, 2016	$1,381	$1,502	$1,045	$1,381	$1,043	$11,431	$17,783

(a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs recorded in our Consolidated Balance Sheet as of December 31, 2016, without the impact of discounting and inflation. Our recorded environmental liabilities for final capping, closure and post-closure will increase as we continue to place additional tons within the permitted airspace at our landfills.
(b)	These amounts represent the scheduled principal payments related to our long-term debt, excluding interest.
(c)	Our debt obligations as of December 31, 2016 include $473 million of tax-exempt bonds with term interest rate periods scheduled to expire within the next 12 months. If the re-offerings of the bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowings for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2016, refer to Note 7 to the Consolidated Financial Statements.
(d)	Our recorded debt obligations include non-cash adjustments associated with discounts, premiums, deferred loan costs and fair value adjustments for interest rate hedging activities. These amounts have been excluded as they will not impact our liquidity in future periods.
(e)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods and interest payable on our debt. We have also made certain guarantees, as discussed in Note 11 to the Consolidated Financial Statements, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.
(f)	Interest on our fixed-rate debt was calculated based on contractual rates and interest on our variable-rate debt was calculated based on interest rates at December 31, 2016. For debt balances outstanding under our $2.25 billion revolving credit facility, we have reflected limited interest amounts due to the short-term nature of the borrowings. For debt balances outstanding under our Canadian term loan, we have reflected interest based on the current outstanding principal assuming the amount remains unchanged through maturity. As of December 31, 2016, we had $88 million of accrued interest related to our debt obligations.
(g)	Our unconditional purchase obligations are for various contractual obligations that we generally incur in the ordinary course of our business. Certain of our obligations are quantity driven. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services. Accordingly, the amounts reported in the table are subject to change and actual cash flow obligations in the near future may be different. See Note 11 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 20 to the Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 11 to the Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2016, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

New Accounting Standards Pending Adoption

Income Taxes — In October 2016, the FASB issued amended authoritative guidance associated with the timing of recognition of income taxes for intra-entity transfers of assets other than inventory. The amended guidance requires the recognition of income taxes when the transfer of the asset occurs, which replaces current U.S. Generally Accepted Accounting Principles (“GAAP”) that defers the recognition of income taxes until the transferred asset is sold to a third party or otherwise recovered through use. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. We are in the process of assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Statement of Cash Flows — In August 2016, the FASB issued amended authoritative guidance associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued additional guidance on the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of both amendments was to reduce existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. We are in the process of assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued amended authoritative guidance associated with the measurement of credit losses on financial instruments. The amended guidance replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance is effective for the Company on January 1, 2020, with early adoption permitted beginning January 1, 2019. We are assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements.

Stock Compensation — In March 2016, the FASB issued amended authoritative guidance associated with stock-based compensation as part of its simplification initiative to reduce the cost and complexity of compliance with GAAP, while maintaining or improving the usefulness of the information provided. The amended guidance changes both the accounting and financial reporting for certain income tax impacts of stock-based compensation. All excess tax benefits and tax deficiencies will be required to be recognized as an income tax benefit or provision rather than as a component of equity. The guidance also provides for changes in the calculation of forfeitures related to the expense of stock-based compensation. The amended guidance is effective for the Company on January 1, 2017. The adoption of this amended guidance will not have a material impact on our consolidated financial statements.

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

Revenue Recognition — In May 2014, the FASB issued amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented (“full retrospective method”) or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption (“modified retrospective method”).

To assess the impact of the standard, we utilized internal resources to lead the implementation effort and supplemented them with external resources. Our internal resources read the amended guidance, attended trainings and consulted with non-authoritative groups to assist with interpretation of the amended guidance. Surveys were sent to and returned by all operating segments to assess the potential impact of the amended guidance and to tailor specific procedures to evaluate the potential impact. Based on the results of these surveys, we judgmentally selected a sample of contracts based on size and specifically identified contract traits that could be accounted for differently under the amended guidance. We also selected a representative sample of contracts to corroborate the survey results. We have completed our preliminary review of all contracts and are in the process of compiling and summarizing the results to determine whether additional review and analysis is necessary.

Based on our work to date, we believe we have identified all material contract types and costs that may be impacted by this amended guidance. We expect to quantify and disclose the expected impact, if any, of adopting this amended guidance in the third quarter Form 10-Q. While we are still evaluating the impact of the amended guidance, we currently do not expect it to have a material impact on operating revenues.

Upon adoption of the amended guidance, we anticipate recognizing an asset from the capitalization of sales incentives as contract acquisitions costs. Under the amended guidance, sales incentives will be capitalized and amortized over the expected life of the customer relationship. Currently, the Company expenses approximately $65 million in sales incentives annually. As noted above, we are still evaluating other possible impacts on our consolidated financial statements, including potential changes in the classification of certain revenue streams currently reported on a gross basis and on our disclosures. The Company is also currently planning to adopt the amended guidance using the modified retrospective method as of January 1, 2018.

Inflation

While inflationary increases in costs can affect our income from operations margins, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, as of December 31, 2016, approximately 30% of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, Canadian currency rates and certain commodity prices. From time to time, we use derivatives to manage some portion of these risks. The Company had no derivatives outstanding at December 31, 2016.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities. As of December 31, 2016, we had $9.4 billion of long-term debt, excluding the impacts of accounting for fair value adjustments attributable to terminated interest rate derivatives, discounts, premiums and debt issuance costs. We have $1.6 billion of debt that is exposed to changes in market interest rates within the next 12 months. Our variable-rate debt obligations include (i) $491 million of tax-exempt bonds that are subject to repricing on either a daily or weekly basis through a remarketing process; (ii) $473 million of tax- exempt bonds with term interest rate periods scheduled to expire within the next 12 months; (iii) $426 million of borrowings outstanding under our $2.25 billion revolving credit facility and (iv) $239 million of borrowings outstanding under our Canadian term loan. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2017 interest expense by approximately $15 million.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our fixed-rate tax-exempt bonds, through the end of a term interest rate period that exceeds 12 months. The fair value of our fixed-rate debt obligations can increase or decrease significantly if market interest rates change.

We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments. This analysis is inherently limited because it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, 100-basis point increase in interest rates across all maturities attributable to these instruments would have decreased the fair value of our debt by approximately $595 million at December 31, 2016.

We are also exposed to interest rate market risk because we have cash and cash equivalent balances, as well as assets held in restricted trust funds and escrow accounts. These assets are generally invested in high quality, liquid instruments including money market funds that invest in U.S. government obligations with original maturities of three months or less. Because of the short-term maturity of these investments, we believe that our exposure to changes in fair value due to interest rate fluctuations is insignificant.

Commodity Price Exposure — In the normal course of our business, we are subject to operating agreements that expose us to market risks arising from changes in the prices for commodities such as diesel fuel; recyclable materials, including old corrugated cardboard, old newsprint and plastics; and electricity, which generally correlates with natural gas prices in many of the markets in which we operate. We attempt to manage these risks through operational strategies that focus on capturing our costs in the prices we charge our customers for the services provided. Accordingly, as the market prices for these commodities increase or decrease, our revenues may also increase or decrease.

Currency Rate Exposure — We have operations in Canada as well as certain support functions in India and investments in Hong Kong. Where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating costs. However, the impact of foreign currency has not materially affected our results of operations. Historically, we hedged a portion of our foreign currency risk using currency derivatives to mitigate the impact of currency translation on cash flows of intercompany Canadian-currency denominated debt transactions. In March 2016, we terminated our cross-currency swaps. At termination, we received $67 million in cash for the fair value of the hedged position and reported this amount as a component of “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows. The realized loss from the termination did not materially affect our results of operations. Refer to Notes 8 and 14 to the Consolidated Financial Statements for additional information regarding our foreign currency derivatives and translation.

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

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Waste Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Waste Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Waste Management, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2016, and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waste Management, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Waste Management, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 16, 2017

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$32	$39
Accounts receivable, net of allowance for doubtful accounts of $24 and $25, respectively	1,700	1,549
Other receivables	432	545
Parts and supplies	90	92
Other assets	122	120

Total current assets	2,376	2,345
Property and equipment, net of accumulated depreciation and amortization of $17,152 and $16,420, respectively	10,950	10,665
Goodwill	6,215	5,984
Other intangible assets, net	591	477
Investments in unconsolidated entities	320	360
Other assets	407	536

Total assets	$20,859	$20,367

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$799	$721
Accrued liabilities	1,085	1,064
Deferred revenues	493	472
Current portion of long-term debt	417	253

Total current liabilities	2,794	2,510
Long-term debt, less current portion	8,893	8,676
Deferred income taxes	1,482	1,391
Landfill and environmental remediation liabilities	1,675	1,584
Other liabilities	695	839

Total liabilities	15,539	15,000

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,850	4,827
Retained earnings	7,388	6,939
Accumulated other comprehensive income (loss)	(80)	(127)
Treasury stock at cost, 190,966,584 and 183,105,326 shares, respectively	(6,867)	(6,300)

Total Waste Management, Inc. stockholders’ equity	5,297	5,345
Noncontrolling interests	23	22

Total equity	5,320	5,367

Total liabilities and equity	$20,859	$20,367

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Years Ended December 31,
	2016	2015	2014
Operating revenues	$13,609	$12,961	$13,996

Costs and expenses:
Operating	8,486	8,231	9,002
Selling, general and administrative	1,410	1,343	1,481
Depreciation and amortization	1,301	1,245	1,292
Restructuring	4	15	82
(Income) expense from divestitures, asset impairments and unusual items	112	82	(160)

	11,313	10,916	11,697

Income from operations	2,296	2,045	2,299

Other income (expense):
Interest expense, net	(376)	(385)	(466)
Loss on early extinguishment of debt	(4)	(555)	—
Equity in net losses of unconsolidated entities	(44)	(38)	(53)
Other, net	(50)	(7)	(29)

	(474)	(985)	(548)

Income before income taxes	1,822	1,060	1,751
Provision for income taxes	642	308	413

Consolidated net income	1,180	752	1,338
Less: Net income (loss) attributable to noncontrolling interests	(2)	(1)	40

Net income attributable to Waste Management, Inc.	$1,182	$753	$1,298

Basic earnings per common share	$2.66	$1.66	$2.80

Diluted earnings per common share	$2.65	$1.65	$2.79

Cash dividends declared per common share	$1.64	$1.54	$1.50

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Years Ended December 31,
	2016	2015	2014
Consolidated net income	$1,180	$752	$1,338
Other comprehensive income (loss), net of tax provision (benefit):
Derivative instruments, net	12	9	1
Available-for-sale securities, net	5	(2)	4
Foreign currency translation adjustments	28	(159)	(124)
Post-retirement benefit obligation, net	2	2	(12)

Other comprehensive income (loss), net of tax provision (benefit)	47	(150)	(131)

Comprehensive income	1,227	602	1,207
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2)	(1)	40

Comprehensive income attributable to Waste Management, Inc.	$1,229	$603	$1,167

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Consolidated net income	$1,180	$752	$1,338
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,301	1,245	1,292
Deferred income tax (benefit) provision	73	30	(118)
Interest accretion on landfill liabilities	91	89	88
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	—	1	14
Provision for bad debts	42	36	42
Equity-based compensation expense	90	72	65
Excess tax benefits associated with equity-based transactions	(28)	(15)	(5)
Net gain on disposal of assets	(24)	(18)	(35)
(Income) expense from divestitures, asset impairments and other, net	110	87	(127)
Equity in net losses of unconsolidated entities, net of dividends	44	42	42
Loss on early extinguishment of debt	4	555	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(78)	(178)	(268)
Other current assets	(12)	16	(19)
Other assets	78	(7)	22
Accounts payable and accrued liabilities	174	(112)	117
Deferred revenues and other liabilities	(85)	(97)	(117)

Net cash provided by operating activities	2,960	2,498	2,331

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(611)	(554)	(35)
Capital expenditures	(1,339)	(1,233)	(1,151)
Proceeds from divestitures of businesses and other assets (net of cash divested)	43	145	2,253
Net receipts from restricted trust and escrow accounts	—	51	19
Investments in unconsolidated entities	(21)	(20)	(33)
Other, net	(4)	3	(58)

Net cash provided by (used in) investing activities	(1,932)	(1,608)	995

Cash flows from financing activities:
New borrowings	3,057	2,337	2,817
Debt repayments	(2,682)	(2,764)	(3,568)
Premiums paid on early extinguishment of debt	(2)	(555)	—
Common stock repurchase program	(725)	(600)	(600)
Cash dividends	(726)	(695)	(693)
Exercise of common stock options	63	77	93
Excess tax benefits associated with equity-based transactions	28	15	5
Acquisitions of and distributions paid to noncontrolling interests	(1)	(1)	(125)
Other, net	(47)	31	(1)

Net cash used in financing activities	(1,035)	(2,155)	(2,072)

Effect of exchange rate changes on cash and cash equivalents	—	(3)	(5)

Increase (decrease) in cash and cash equivalents	(7)	(1,268)	1,249
Cash and cash equivalents at beginning of year	39	1,307	58

Cash and cash equivalents at end of year	$32	$39	$1,307

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

		Waste Management, Inc. Stockholders’ Equity
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Noncontrolling Interests
	Total	Shares	Amounts				Shares	Amounts
Balance, December 31, 2013	$6,002	630,282	$6	$4,596	$6,289	$154	(165,962)	$(5,338)	$295
Consolidated net income	1,338	—	—	—	1,298	—	—	—	40
Other comprehensive income (loss), net of tax provision (benefit)	(131)	—	—	—	—	(131)	—	—	—
Cash dividends	(693)	—	—	—	(693)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of tax provision (benefit)	195	—	—	79	(6)	—	3,779	122	—
Common stock repurchase program	(600)	—	—	(180)	—	—	(9,569)	(420)	—
Distributions paid to noncontrolling interests	(34)	—	—	—	—	—	—	—	(34)
Acquisitions of noncontrolling interests and divestiture of Wheelabrator business	(188)	—	—	90	—	—	—	—	(278)
Other, net	—	—	—	—	—	—	7	—	—

Balance, December 31, 2014	$5,889	630,282	$6	$4,585	$6,888	$23	(171,745)	$(5,636)	$23
Consolidated net income	752	—	—	—	753	—	—	—	(1)
Other comprehensive income (loss), net of tax provision (benefit)	(150)	—	—	—	—	(150)	—	—	—
Cash dividends	(695)	—	—	—	(695)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of tax provision (benefit)	171	—	—	62	(7)	—	3,457	116	—
Common stock repurchase program	(600)	—	—	180	—	—	(14,823)	(780)	—
Other, net	—	—	—	—	—	—	6	—	—

Balance, December 31, 2015	$5,367	630,282	$6	$4,827	$6,939	$(127)	(183,105)	$(6,300)	$22
Consolidated net income	1,180	—	—	—	1,182	—	—	—	(2)
Other comprehensive income (loss), net of tax provision (benefit)	47	—	—	—	—	47	—	—	—
Cash dividends	(726)	—	—	—	(726)	—	—	—	—
Equity-based compensation transactions, including dividend equivalents, net of tax provision (benefit)	186	—	—	69	(7)	—	3,556	124	—
Common stock repurchase program	(725)	—	—	(45)	—	—	(11,241)	(680)	—
Other, net	(9)	—	—	(1)	—	—	(177)	(11)	3

Balance, December 31, 2016	$5,320	630,282	$6	$4,850	$7,388	$(80)	(190,967)	$(6,867)	$23

See notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015 and 2014

1. Business

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; its wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management, Inc. or its subsidiaries are the primary beneficiaries as described in Note 20. Waste Management Inc. is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the United States.

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our segments is included in Note 21.

In December 2014, we sold our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Refer to Note 19 for additional information related to our divestitures.

2. Adoption of New Accounting Standards and Reclassifications

Adoption of New Accounting Standards

Debt Issuance Costs — In April 2015, and as subsequently amended, the Financial Accounting Standards Board (“FASB”) issued amended authoritative guidance associated with debt issuance costs which were previously presented as assets related to recognized debt liabilities. The amended guidance requires that debt issuance costs, other than those costs related to line of credit arrangements, be presented on the balance sheet as a direct deduction from the related debt liability, which is similar to the presentation for debt discounts and premiums. This guidance was effective for the Company on January 1, 2016. The Company’s adoption of this guidance was applied retrospectively and resulted in a reclassification of $52 million of such costs in our Consolidated Balance Sheet at December 31, 2015.

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

Reclassifications

When necessary, reclassifications have been made to our prior period financial information in order to conform to the current year presentation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of WM, its wholly-owned and majority-owned subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary. All material intercompany balances and transactions have been eliminated. Investments in unconsolidated entities are accounted for under either the equity method or cost method of accounting, as appropriate.

Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments, deferred income taxes and reserves associated with our insured and self-insured claims. Each of these items is discussed in additional detail below. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Cash and Cash Equivalents

Cash in excess of current operating requirements is invested in short-term interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our trust funds and escrow accounts, and accounts receivable. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve. At December 31, 2016 and 2015, no single customer represented greater than 5% of total accounts receivable.

Accounts and Other Receivables

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

Other receivables, at December 31, 2016 and 2015, include receivables related to income tax payments in excess of our current provision for income taxes of $352 million and $439 million, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value is based on the best available information, including the results of present value techniques. In many cases, we contract with third parties to fulfill our obligations for final capping, closure and post-closure. We use historical experience, professional engineering judgment and quoted and actual prices paid for similar work to determine the fair value of these obligations. We are required to recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves. In those instances where we perform the work with internal resources, the incremental profit margin realized is recognized as a component of operating income when the work is completed.

Once we have determined the final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2016, 2015 and 2014, we inflated these costs in current dollars until the expected time of payment using an inflation rate of 2.5%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations at December 31, 2016 is approximately 6.0%. We expect to apply a credit-adjusted, risk-free discount rate of 4.0% to liabilities incurred in the first quarter of 2017.

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

Amortization is recorded on a units-of-consumption basis, applying expense as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. For landfills that we do not own, but operate through lease or other contractual agreements, the rate per ton is calculated based on expected capacity to be utilized over the lesser of the contractual term of the underlying agreement or the life of the landfill.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 16 landfill sites with expansions included at December 31, 2016, three landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace because the permit application process did not meet the one- or five-year requirements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys and is then adjusted to account for future settlement. The amount of settlement that is forecasted will take into account several site-specific factors including current and projected mix of waste type, initial and projected waste density, estimated number of years of life remaining, depth of underlying waste, anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. In addition, the initial selection of the AUF is subject to a subsequent multi-level review by our engineering group, and the AUF used is reviewed on a periodic basis and revised as necessary. Our historical experience generally indicates that the impact of settlement at a landfill is greater later in the life of the landfill when the waste placed at the landfill approaches its highest point under the permit requirements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Information available from regulatory agencies as to costs of remediation;

•	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and

•	The typical allocation of costs among PRPs, unless the actual allocation has been determined.

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the investigation of the extent of environmental impact. In these cases, we use the amount within the range that constitutes our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $120 million higher than the $246 million recorded in the Consolidated Financial Statements as of December 31, 2016. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to income from operations. These adjustments could be material in any given period.

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are fixed or reliably determinable, we inflate the cost in current dollars (by 2.5% at December 31, 2016 and 2015) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would significantly impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in “Operating” expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities and recovery assets during the reported periods (in millions) and the risk-free discount rate applied as of each reporting date:

	Years Ended December 31,
	2016	2015	2014
Charge (reduction) to operating expenses	$(2)	$(2)	$10
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	2.5%	2.25%	2.00%

The portion of our recorded environmental remediation liabilities that were not subject to inflation or discounting, as the amounts and timing of payments are not fixed or reliably determinable, was $90 million and $52 million at December 31, 2016 and 2015, respectively. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have remained the same at December 31, 2016 and decreased $3 million at December 31, 2015.

Property and Equipment (exclusive of landfills, discussed above)

We record property and equipment at cost. Expenditures for major additions and improvements are capitalized and maintenance activities are expensed as incurred. We depreciate property and equipment over the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Operating Leases (excluding landfills discussed below) — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2016 are disclosed in Note 11.

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

Landfill Leases — From an operating perspective, landfills that we lease are similar to landfills we own because generally we will operate the landfill for the life of the operating permit. The most significant portion of our rental obligations for landfill leases is contingent upon operating factors such as disposal volumes and often there are no contractual minimum rental obligations. Contingent rental obligations are expensed as incurred. For landfill capital leases that provide for minimum contractual rental obligations, we record the present value of the minimum obligation as part of the landfill asset, which is amortized on a units-of-consumption basis over the shorter of the lease term or the life of the landfill.

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

Acquisition-date fair value estimates are revised as necessary if, and when, additional information regarding these contingencies becomes available to further define and quantify assets acquired and liabilities assumed. Subsequent to finalization of purchase accounting, these revisions are accounted for as adjustments to income from operations. All acquisition-related transaction costs are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but as discussed in the Long-Lived Asset Impairments section below, we assess our goodwill for impairment at least annually.

Other intangible assets consist primarily of customer and supplier relationships, covenants not-to-compete, licenses, permits (other than landfill permits, as all landfill-related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy), and other contracts. Other intangible assets are recorded at fair value on the acquisition date and are generally amortized using either a 150% declining balance approach or a straight-line basis as we determine appropriate. Customer and supplier relationships are typically amortized over a term ranging between 10 and 15 years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally two to five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

Long-Lived Asset Impairments

We assess our long-lived assets for impairment as required under the applicable accounting standards. If necessary, impairments are recorded in the “(Income) expense from divestitures, asset impairments and unusual items” line item in our Consolidated Statement of Operations.

Property and Equipment, including Landfills and Definite-Lived Intangible Assets — We monitor the carrying value of our long-lived assets for potential impairment on an ongoing basis and test the recoverability of such assets generally using significant unobservable (“Level 3”) inputs whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations and/or (iii) information available regarding the current market for similar assets. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

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

Goodwill — At least annually, and more frequently if warranted, we assess the goodwill of our reporting units for impairment using Level 3 inputs.

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

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if we elect not to perform a qualitative assessment, we perform a quantitative assessment, or two-step impairment test, to determine whether a goodwill impairment exists at a reporting unit. The first step in our quantitative assessment identifies potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. Fair value is typically estimated using an income approach. However, when appropriate, we may also use a market approach. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported earnings.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We then apply that multiple to the reporting units’ earnings to estimate their fair values. We believe that this approach may also be appropriate in certain circumstances because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

Fair value is computed using several factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them in our analysis. However, we believe our methodology for estimating the fair value of our reporting units is reasonable.

Refer to Note 13 for information related to impairments recognized during the reported periods.

Indefinite-Lived Intangible Assets Other Than Goodwill — At least annually, and more frequently if warranted, we assess indefinite-lived intangible assets other than goodwill for impairment.

When performing the impairment test for indefinite-lived intangible assets, we generally first conduct a qualitative analysis to determine whether we believe it is more likely than not that an asset has been impaired. If it is more likely than not that an asset has been impaired, we then evaluate for impairment by comparing the estimated fair value of the asset to its carrying value. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying value.

Fair value is typically estimated using an income approach. The income approach is based on the long-term projected future cash flows. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe this approach is appropriate because it provides a fair value estimate based upon the expected long-term performance considering the economic and market conditions that generally affect our business.

Fair value is computed using several factors, including projected future operating results, economic projections, anticipated future cash flows, comparable marketplace data and the cost of capital. There are inherent uncertainties related to these factors and to our judgment in applying them in our analysis. However, we believe our methodology for estimating the fair value of these assets is reasonable.

Restricted Trust and Escrow Accounts

Our restricted trust and escrow accounts consist principally of funds deposited for purposes of settling landfill final capping, closure, post-closure and environmental remediation obligations. At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Balances maintained in these trust funds and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds for qualifying final capping, closure, post-closure and environmental remediation activities; (iv) acquisitions or divestitures of landfills and (v) changes in the fair value of the financial instruments held in the trust fund or escrow accounts. As of December 31, 2016 and 2015, we had $105 million of restricted trust and escrow accounts, which are primarily included in “Other assets” in our Consolidated Balance Sheets. See Note 20 for additional discussion related to restricted trust and escrow accounts for final capping, closure, post-closure or environmental remediation obligations.

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

	2016	2015
Equity method investments	$173	$186
Cost method investments	147	174

Investments in unconsolidated entities	$320	$360

We monitor and assess the carrying value of our investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. Fair value is generally based on (i) other third-party investors’ recent transactions in the securities; (ii) other information available regarding the current market for similar assets and/or (iii) a market or income approach, as deemed appropriate. Impairments of equity and cost method investments are recorded in “Equity in net losses of unconsolidated entities” and “Other, net” in the Consolidated Statements of Operations, respectively.

Foreign Currency

We have operations in Canada, as well as certain support functions in India and investments in Hong Kong. Local currencies generally are considered the functional currencies of our operations and investments outside the United States. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate at the balance sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of comprehensive income.

Derivative Financial Instruments

From time to time, we will use derivative financial instruments to manage our risk associated with fluctuations in interest rates and foreign currency exchange rates. In prior years, we used interest rate swaps to maintain a strategic portion of our long-term debt obligations at variable, market-driven interest rates or in anticipation of planned senior note issuances to effectively lock in a fixed interest rate for those anticipated issuances. Through March 2016, we used foreign currency exchange rate derivatives to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Waste Management Holdings, Inc., a wholly-owned subsidiary (“WM Holdings”), and its Canadian subsidiaries. Prior to the sale of our Wheelabrator business in December 2014, we used electricity commodity derivatives to mitigate the variability in our revenues and cash flows caused by fluctuations in the market prices for electricity. The financial statement impacts of our derivatives are discussed in Notes 8 and 14.

We obtain valuations of our hedging instruments from third-party pricing models. The estimated fair values of derivatives used to hedge risks fluctuate over time and should be viewed in relation to the underlying hedged transaction and the overall management of our exposure to fluctuations in the underlying risks. The fair value of derivatives is included in other current assets, other long-term assets, current accrued liabilities or other long-term liabilities, as appropriate. Any ineffectiveness present in either fair value or cash flow hedges is recognized immediately in earnings without offset. There was no significant hedge ineffectiveness in 2016, 2015 or 2014.

•

Foreign Currency Derivatives — Our cross-currency swaps had been designated as cash flow hedges for accounting purposes, which resulted in the unrealized changes in the fair value of the derivative instruments being recorded in “Accumulated other comprehensive income (loss)” within the equity

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

section of our Consolidated Balance Sheets. The associated balance in accumulated other comprehensive income (loss) was reclassified to earnings as the hedged cash flows affected earnings. In each of the periods presented, these derivatives effectively mitigated the impacts of the hedged transactions, resulting in immaterial impacts to our results of operations for the periods presented.

•	Interest Rate Derivatives — Our previously outstanding interest rate swaps associated with outstanding fixed-rate senior notes had been designated as fair value hedges for accounting purposes. Accordingly, derivative assets were accounted for as an increase in the carrying value of our underlying debt obligations and derivative liabilities were accounted for as a decrease in the carrying value of our underlying debt instruments. These fair value adjustments are deferred and recognized as an adjustment to interest expense over the remaining term of the hedged instruments. Treasury locks and forward-starting swaps executed in prior years were designated as cash flow hedges for accounting purposes. The fair value of these derivative instruments was recorded in “Accumulated other comprehensive income (loss)” within the equity section of our Consolidated Balance Sheets. The associated balance in accumulated other comprehensive income (loss) is reclassified to earnings as the hedged cash flows occur.

Insured and Self-Insured Claims

We have retained a significant portion of the risks related to our health and welfare, automobile, general liability and workers’ compensation claims programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data. The gross estimated liability associated with settling unpaid claims is included in “Accrued liabilities” in our Consolidated Balance Sheets if expected to be settled within one year; otherwise, it is included in long-term “Other liabilities.” Estimated insurance recoveries related to recorded liabilities are reflected as current “Other receivables” or long-term “Other assets” in our Consolidated Balance Sheets when we believe that the receipt of such amounts is probable.

Revenue Recognition

Our revenues are generated from the fees we charge for waste collection, transfer, disposal, and recycling and resource recovery services; from the sale of recyclable commodities; from the sale of electricity and landfill gas, which are byproducts of our landfill operations and from the sale of oil and gas and organic lawn and garden products. The fees charged for our services are generally defined in our service agreements and vary based on contract-specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rates. The fees we charge for our services generally include our environmental fee, fuel surcharge and regulatory recovery fee, which are intended to pass through to customers increased direct and indirect costs incurred. We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, or recycling commodities are delivered.

We bill for certain services prior to performance. Such services include, among others, certain residential contracts that are billed on a quarterly basis and equipment rentals. These advance billings are included in deferred revenues and recognized as revenue in the period service is provided.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Interest

We capitalize interest on certain projects under development, including landfill expansion projects, certain assets under construction, including operating landfills and landfill gas-to-energy projects and internal-use software. During 2016, 2015 and 2014, total interest costs were $394 million, $407 million and $487 million, respectively, of which $9 million was capitalized in 2016, $16 million was capitalized in 2015 and $16 million was capitalized in 2014. In 2016, 2015 and 2014, interest was capitalized primarily for landfills under construction.

Income Taxes

The Company is subject to income tax in the U.S. and Canada. Current tax obligations associated with our provision for income taxes are reflected in the accompanying Consolidated Balance Sheets as a component of “Accrued liabilities” and the deferred tax obligations are reflected in “Deferred income taxes.”

Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. The deferred income tax provision represents the change during the reporting period in the deferred tax assets and liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carry-forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in assessing the timing and amounts of deductible and taxable items. We establish reserves for uncertain tax positions when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our provision for income taxes.

Should interest and penalties be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of provision for income taxes in our Consolidated Statements of Operations.

Contingent Liabilities

We estimate the amount of potential exposure we may have with respect to claims, assessments and litigation in accordance with authoritative guidance on accounting for contingencies. We are party to pending or threatened legal proceedings covering a wide range of matters in various jurisdictions. It is difficult to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such contingencies. See Note 11 for discussion of our commitments and contingencies.

Supplemental Cash Flow Information

Cash paid during the years ended December 31 (in millions):	2016	2015	2014
Interest, net of capitalized interest and periodic settlements from interest rate swap agreements	$375	$384	$461
Income taxes	442	419	758

During 2016, 2015 and 2014, we did not have any significant non-cash investing and financing activities. Non-cash investing and financing activities are generally excluded from the Consolidated Statements of Cash Flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	December 31, 2016			December 31, 2015
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$119	$28	$147	$112	$31	$143
Long-term	1,457	218	1,675	1,406	178	1,584

	$1,576	$246	$1,822	$1,518	$209	$1,727

The changes to landfill and environmental remediation liabilities for the years ended December 31, 2015 and 2016 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2014	$1,443	$235
Obligations incurred and capitalized	61	—
Obligations settled	(71)	(30)
Interest accretion	89	3
Revisions in estimates and interest rate assumptions(a)(b)	(11)	5
Acquisitions, divestitures and other adjustments(d)	7	(4)

December 31, 2015	$1,518	$209
Obligations incurred and capitalized	59	—
Obligations settled	(91)	(24)
Interest accretion	91	3
Revisions in estimates and interest rate assumptions(a)(b)(c)	(1)	58

December 31, 2016	$1,576	$246

(a)	The amount reported for our landfill liabilities includes a decrease of approximately $18 million for 2015 and $11 million for 2016, related to our year-end annual review of landfill final capping, closure and post-closure obligations.

(b)	The amount reported in 2015 for our environmental remediation liabilities includes the impact of an increase in the risk-free discount rate used to measure our liabilities from 2.0% at December 31, 2014 to 2.25% at December 31, 2015, resulting in a decrease of $3 million to our environmental remediation liabilities and a corresponding decrease to “Operating” expenses.

The amount reported in 2016 for environmental remediation liabilities includes the impact of an increase in the risk-free discount rate used to measure our liabilities from 2.25% at December 31, 2015 to 2.5% at December 31, 2016, resulting in a decrease of $2 million to our environmental remediation liabilities and a corresponding decrease to “Operating” expenses.

(c)	The amount reported in 2016 for our landfill liabilities includes an increase of $13 million due to acceleration of the expected timing of closure and post-closure activities for a landfill. See Note 13 for further discussion of the impairment charge related to this landfill.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount reported in 2016 for our environmental remediation liabilities includes the impact of an increase of $44 million in our cost estimates associated with a subsidiary’s closed site in Harris County, Texas. See Notes 11 and 13 for further discussion of this environmental remediation adjustment.

(d)	The amount reported for our 2015 landfill liabilities include an increase of approximately $18 million as a result of our acquisition of Deffenbaugh Disposal, Inc. (“Deffenbaugh”).

Our recorded liabilities as of December 31, 2016 include the impacts of inflating certain of these costs based on our expectations of the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities, as measured in current dollars, are $28 million in 2017, $21 million in 2018, $29 million in 2019, $63 million in 2020, $17 million in 2021 and $88 million thereafter.

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

5. Property and Equipment

Property and equipment at December 31 consisted of the following (in millions):

	2016	2015
Land	$608	$592
Landfills	14,276	13,772
Vehicles	4,433	4,257
Machinery and equipment	2,639	2,499
Containers	2,469	2,426
Buildings and improvements	2,667	2,546
Furniture, fixtures and office equipment	1,010	993

	28,102	27,085
Less accumulated depreciation of tangible property and equipment	(8,812)	(8,495)
Less accumulated amortization of landfill airspace	(8,340)	(7,925)

	$10,950	$10,665

Depreciation and amortization expense, including amortization expense for assets recorded as capital leases, was comprised of the following for the years ended December 31 (in millions):

	2016	2015	2014
Depreciation of tangible property and equipment	$773	$760	$834
Amortization of landfill airspace	428	409	380

Depreciation and amortization expense	$1,201	$1,169	$1,214

6. Goodwill and Other Intangible Assets

Goodwill was $6,215 million as of December 31, 2016 compared with $5,984 million as of December 31, 2015. The $231 million increase in goodwill during 2016 is primarily related to the acquisition of certain

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations and business assets of Southern Waste Systems/Sun Recycling (“SWS”) in Southern Florida. See Notes 19 and 21 for additional information.

As discussed more fully in Note 3, we perform our annual impairment test of goodwill balances for our reporting units using a measurement date of October 1. We will also perform interim tests if an impairment indicator exists. See Note 13 for discussion of goodwill impairments.

Our other intangible assets as of December 31, 2016 and 2015 were comprised of the following (in millions):

	Customer and Supplier Relationships	Covenants Not-to- Compete	Licenses, Permits and Other	Total
December 31, 2016:
Intangible assets	$835	$59	$123	$1,017
Less accumulated amortization	(342)	(31)	(53)	(426)

	$493	$28	$70	$591

December 31, 2015:
Intangible assets	$658	$51	$119	$828
Less accumulated amortization	(270)	(35)	(46)	(351)

	$388	$16	$73	$477

Amortization expense for other intangible assets was $100 million for 2016, $76 million for 2015 and $78 million for 2014. At December 31, 2016, we had $18 million of licenses, permits and other intangible assets that are not subject to amortization, because they do not have stated expirations or have routine, administrative renewal processes. Additional information related to other intangible assets acquired through business combinations is included in Note 19. As of December 31, 2016, we expect annual amortization expense related to other intangible assets to be $97 million in 2017; $87 million in 2018; $77 million in 2019; $69 million in 2020 and $58 million in 2021.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Debt

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31, 2016:

	2016	2015
$2.25 billion revolving credit facility, maturing July 2020 (weighted average interest rate of 1.9% at December 31, 2016)	$426	$20
Commercial paper program	—	—
Other letter of credit facilities, maturing through December 2018	—	—
Canadian term loan and revolving credit facility, maturing March 2019 (weighted average effective interest rate of 2.1% at December 31, 2016 and 2.2% at December 31, 2015)	239	84
Senior notes maturing through 2045, interest rates ranging from 2.40% to 7.75% (weighted average interest rate of 4.6% at December 31, 2016 and 4.7% at December 31, 2015)	6,033	6,050
Tax-exempt bonds maturing through 2045, fixed and variable interest rates ranging from 0.7% to 5.7% (weighted average interest rate of 1.8% at December 31, 2016 and 1.9% at December 31, 2015)	2,304	2,447
Capital leases and other, maturing through 2055, interest rates up to 12%	308	328

	$9,310	$8,929
Current portion of long-term debt	417	253

	$8,893	$8,676

Debt Classification

As of December 31, 2016, the current portion of our long-term debt balance of $417 million includes (i) $230 million of short-term borrowings under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”) and (ii) $187 million of other debt with scheduled maturities within the next 12 months, including $126 million of tax-exempt bonds.

As of December 31, 2016, we have classified $196 million of borrowings outstanding under our $2.25 billion revolving credit facility as long-term because we intend and have the ability to refinance or maintain these borrowings on a long-term basis. We generally use available cash to repay borrowings outstanding under our $2.25 billion revolving credit facility and any remaining balances are maintained by extending the maturities of the borrowings. Our current projections indicate that we will maintain $196 million of the $426 million of borrowings outstanding for the next 12 months. The remaining $230 million of borrowings outstanding under our $2.25 billion revolving credit facility is classified as current in our Consolidated Balance Sheet at December 31, 2016.

As of December 31, 2016, we also have $473 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and an additional $491 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use availability under our $2.25 billion revolving credit facility to fund the debt obligations until they can be remarketed successfully. Accordingly, we classified these borrowings as long-term in our Consolidated Balance Sheet at December 31, 2016.

Access to and Utilization of Credit Facilities

$2.25 Billion Revolving Credit Facility — Our $2.25 billion revolving credit facility maturing in July 2020 provides us with credit capacity to be used for either cash borrowings or to support letters of credit. The rates we pay for outstanding loans are generally based on LIBOR plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR ranges from 0.805% to 1.3%. At December 31, 2016, we had $426 million of outstanding borrowings and $789 million of letters of credit issued and supported by this facility, leaving unused and available credit capacity of $1,035 million.

Commercial Paper Program — In August 2016, we entered into a $1.5 billion commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The commercial paper program is fully supported by our $2.25 billion revolving credit facility. In order to borrow in the commercial paper market, the Company must obtain short-term credit ratings. We are in the process of working with the credit rating agencies to obtain these ratings and, as a result, we did not have any commercial paper borrowings as of or during the year ended December 31, 2016.

Canadian Term Loan and Revolving Credit Facility — In March 2016, we amended and restated our Canadian credit agreement (which includes a term loan and revolving credit facility), to decrease the revolving credit capacity, increase the amount of term credit, and extend the term through March 2019.    Waste Management of Canada Corporation and WM Quebec Inc., wholly-owned subsidiaries of WM, are borrowers under this agreement. The amended and restated credit agreement provides the Company (i) C$50 million of revolving credit capacity, which can be used for borrowings or letters of credit, and (ii) C$460 million of non-revolving term credit that is prepayable without penalty. Prior to closing, there was a balance of C$90 million remaining on the prior C$500 million term loan. Upon closing, the term loan was fully drawn to repay the indebtedness owed under the prior Canadian credit agreement and to repay C$370 million of intercompany debt. WM and WM Holdings guarantee all subsidiary obligations outstanding under this credit agreement. The rates we pay for outstanding loans under the Canadian credit agreement are generally based on the applicable LIBOR plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR ranges from 0.875% to 1.5%. At December 31, 2016 and 2015, we had no borrowings or letters of credit outstanding under the Canadian revolving credit agreement.

Other Letter of Credit Facilities — As of December 31, 2016, we had utilized $492 million of other letter of credit facilities, which are both committed and uncommitted, with terms extending through December 2018.

Debt Borrowings and Repayments

$2.25 Billion Revolving Credit Facility — During the year ended December 31, 2016, we had net borrowings of $406 million under our $2.25 billion revolving credit facility. These net borrowings included funds to support our acquisition of certain operations and business assets of SWS. Refer to Note 19 for additional information related to this acquisition.

Canadian Term Loan — During the three months ended March 31, 2016, we repaid C$27 million, or $20 million, of advances under our prior Canadian term loan reducing the balance to C$90 million at the time of the amendment and restatement of the credit agreement. Upon closing of the new Canadian credit agreement, we borrowed C$460 million, or $347 million, to repay the prior term loan and to allow our Canadian subsidiaries to repay C$370 million, or $280 million, of intercompany debt. From April 1, 2016 through December 31, 2016, we repaid C$139 million, or $105 million, of advances under our Canadian term loan.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes — In May 2016, we issued $500 million of 2.4% senior notes that mature in May 2023. We utilized the net proceeds of $496 million to repay $500 million of 2.6% senior notes that matured in September 2016.

Tax-Exempt Bonds — During the year ended December 31, 2016, we repaid $146 million of our tax-exempt bonds with available cash. In May 2016, we elected to refund and reissue $143 million of tax-exempt bonds in order to reduce the interest costs associated with this debt. The “Loss on early extinguishment of debt” reflected in our Consolidated Statement of Operations for the year ended December 31, 2016 includes $3 million of charges related to these refundings.

Scheduled Debt Payments — Principal payments of our debt and capital leases for the next five years, based on scheduled maturities are as follows: $610 million in 2017, $783 million in 2018, $432 million in 2019, $746 million in 2020, and $540 million in 2021. Our recorded debt and capital lease obligations include non-cash adjustments associated with discounts, premiums, deferred loan costs and fair value adjustments for interest rate hedging activities, which have been excluded from these amounts because they will not result in cash payments.

Senior Notes Refinancing

During 2015, we recognized a pre-tax loss of $552 million associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through make-whole redemption and cash tender offers. We replaced substantially all of the debt extinguished with new senior notes at significantly lower coupon interest rates and extended the weighted average duration of these debt obligations.

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

Our credit facilities and senior notes also contain certain restrictions intended to monitor our level of subsidiary indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2016 and 2015, we were in compliance with the covenants and restrictions under all of our debt agreements that may have a material effect on our Consolidated Financial Statements.

8. Derivative Instruments and Hedging Activities

The Company had no derivatives outstanding at December 31, 2016. The following discussion relates to our terminated derivatives:

Foreign Currency Derivatives — As of December 31, 2015, we had cross-currency swaps outstanding for all of the anticipated cash flows associated with C$370 million of intercompany debt between WM Holdings and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its wholly-owned Canadian subsidiaries. As discussed in Note 7, in March 2016, our Canadian subsidiaries repaid the intercompany debt with proceeds from our Canadian term loan. Concurrent with the repayment of the intercompany debt, we terminated the cross-currency swaps and received $67 million in cash. The cash received from our termination of the swaps was classified as a change in “Other current assets” and “Other assets” within “Net cash provided by operating activities” in the Consolidated Statement of Cash Flows. In addition, we recognized $8 million of expense associated with the termination of these swaps, which was included in “Other, net” in the Consolidated Statement of Operations.

These cross-currency swaps had been designated as cash flow hedges and as of December 31, 2015, the carrying value of the hedge position was reflected in our Consolidated Balance Sheet as $15 million of current other assets and $63 million of long-term other assets. Through March 2016, when the intercompany loans and the related cross-currency swaps were terminated, gains or losses resulting from the remeasurement of the underlying non-functional currency intercompany loans were recognized in current earnings in the same financial statement line item as the offsetting gains or losses on the related cross-currency swaps. There was no significant ineffectiveness associated with our cash flow hedges during the reported periods.

Forward-Starting Interest Rate Swaps — At December 31, 2016 and 2015, our “Accumulated other comprehensive income (loss)” included $37 million and $43 million, respectively, of after-tax deferred losses related to terminated cash flow swaps, which are being amortized as an increase to interest expense using the effective interest method over the ten-year terms of the related senior notes, which extend through 2024. As of December 31, 2016, $10 million of the pre-tax deferred losses for these previously terminated swaps is scheduled to be reclassified as an increase to interest expense over the next 12 months.

During the first quarter of 2014, forward-starting interest rate swaps with a notional value of $175 million matured and we paid cash of $36 million to settle the associated liabilities. The loss associated with the matured forward-starting swaps was deferred and included as a component of the “Accumulated other comprehensive income (loss)” balance discussed above.

Refer to Note 14 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

9. Income Taxes

Provision for Income Taxes

Our provision for income taxes consisted of the following for the years ended December 31 (in millions):

	2016	2015	2014
Current:
Federal	$443	$192	$414
State	88	50	61
Foreign	38	36	56

	569	278	531

Deferred:
Federal	57	43	(89)
State	17	(17)	(33)
Foreign	(1)	4	4

	73	30	(118)

Provision for income taxes	$642	$308	$413

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate for the years ended December 31 as follows:

	2016	2015	2014
Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
Federal tax credits	(3.08)	(5.49)	(3.21)
Taxing authority audit settlements and other tax adjustments	(0.53)	(2.67)	(1.59)
State and local income taxes, net of federal income tax benefit	3.31	3.20	1.77
Tax impact of impairments	0.80	0.23	0.46
Tax impact of divestitures	0.26	(0.34)	(7.89)
Tax rate differential on foreign income	(0.63)	(0.99)	(0.46)
Other	0.10	0.17	(0.47)

Provision for income taxes	35.23%	29.11%	23.61%

The comparability of our provision for income taxes for the reported periods has been primarily affected by (i) variations in our income before income taxes; (ii) federal tax credits; (iii) tax audit settlements; (iv) the realization of state net operating losses and credits; (v) adjustments to our accruals and related deferred taxes and (vi) the tax implications of impairments and divestitures.

For financial reporting purposes, income before income taxes by source for the years ended December 31 was as follows (in millions):

	2016	2015	2014
Domestic	$1,681	$922	$1,601
Foreign	141	138	150

Income before income taxes	$1,822	$1,060	$1,751

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

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in “Equity in net losses of unconsolidated entities,” within our Consolidated Statements of Operations. During the years ended December 31, 2016, 2015 and 2014, we recognized $31 million, $30 million and $32 million of net losses and a reduction in our tax provision of $55 million, $57 million and $58 million, respectively, primarily as a result of tax credits realized from these investments. In addition, during the years ended December 31, 2016, 2015 and 2014, we recognized interest expense of $3 million, $4 million and $5 million, respectively, associated with our investment in low-income housing properties.

See Note 20 for additional information related to these unconsolidated variable interest entities.

Other Federal Tax Credits — During 2016, 2015 and 2014, we recognized federal tax credits in addition to the tax credits realized from our investments in low-income housing properties and the refined coal facility, resulting in a reduction to our provision for income taxes of $14 million, $15 million and $13 million, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Audit Settlements — We file income tax returns in the United States and Canada, as well as various state and local jurisdictions. We are currently under audit by the IRS, Canada Revenue Agency and various state and local taxing authorities. Our audits are in various stages of completion.

During 2016, 2015 and 2014, we settled various tax audits. The settlement of these tax audits resulted in a reduction to our provision for income taxes of $11 million, $10 million and $12 million for the years ended December 31, 2016, 2015 and 2014, respectively.

We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year in order to resolve any material issues prior to the filing of our annual tax return. We are currently in the examination phase of IRS audits for the tax years 2014, 2015, 2016 and 2017 and expect these audits to be completed within the next nine, 12, 18 and 30 months, respectively. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2009, with the exception of affirmative claims in a limited number of jurisdictions that date back to 2000.

State Net Operating Losses and Credits — During 2016, 2015 and 2014, we recognized state net operating losses and credits resulting in a reduction to our provision for income taxes of $10 million, $17 million and $16 million, respectively.

Adjustments to Accruals and Related Deferred Taxes — Adjustments to our accruals and related deferred taxes due to the filing of our income tax returns and changes in state laws resulted in a reduction of $10 million, $18 million and $24 million to our provision for income taxes for the years ended December 31, 2016, 2015 and 2014, respectively.

Tax Implications of Impairments — A portion of the impairment charges recognized in 2016, 2015 and 2014 are not deductible for tax purposes. Had the charges been fully deductible, our provision for income taxes would have been reduced by $15 million, $2 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 13 for more information related to our impairment charges.

Tax Implications of Divestitures — During 2014, the Company recorded a net gain of $515 million primarily related to the divestiture of our Wheelabrator business, our Puerto Rico operations and certain landfill and collection operations in our Eastern Canada Area. Had this net gain been fully taxable, our provision for income taxes would have increased by $138 million. During 2015, the Company recorded an additional $10 million net gain primarily related to post-closing adjustments on the Wheelabrator divestiture and had this gain been fully taxable, our provision for income taxes would have increased by $4 million. During 2016, the Company recorded a loss of $9 million related to the divestiture of certain asset and had the associated tax loss been fully deductible, our provision for income taxes would have decreased by $5 million. See Note 19 for more information related to our divestitures.

Unremitted Earnings in Foreign Subsidiaries — At December 31, 2016, remaining unremitted earnings in foreign operations were approximately $950 million, which are considered permanently invested and, therefore, no provision for U.S. income taxes were accrued for these unremitted earnings. Determination of the unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets (Liabilities)

The components of net deferred tax assets (liabilities) at December 31 are as follows (in millions):

	2016	2015
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$285	$280
Landfill and environmental remediation liabilities	116	120
Miscellaneous and other reserves, net	355	373

Subtotal	756	773
Valuation allowance	(292)	(273)
Deferred tax liabilities:
Property and equipment	(728)	(709)
Goodwill and other intangibles	(1,218)	(1,182)

Net deferred tax liabilities	$(1,482)	$(1,391)

The valuation allowance increased by $19 million in 2016 primarily due to changes in our capital loss and state net operating loss carry-forwards, as well as the tax impacts of impairments.

At December 31, 2016, we had $25 million of federal net operating loss carry-forwards and $2.0 billion of state net operating loss carry-forwards. The federal and state net operating loss carry-forwards have expiration dates through the year 2036. We also had $453 million of federal capital loss carry-forwards which expire in 2019 and 2021 and $24 million of state tax credit carry-forwards.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest is as follows (in millions):

	2016	2015	2014
Balance at January 1	$71	$42	$49
Additions based on tax positions related to the current year	19	18	9
Additions based on tax positions of prior years	4	21	2
Accrued interest	2	2	1
Reductions for tax positions of prior years	(7)	(1)	—
Settlements	—	(3)	(11)
Lapse of statute of limitations	(7)	(8)	(8)

Balance at December 31	$82	$71	$42

These liabilities are included as a component of long-term “Other liabilities” in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2016, $69 million of net unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize interest expense related to unrecognized tax benefits in our provision for income taxes. During the years ended December 31, 2016, 2015 and 2014, we recognized $2 million, $2 million and $1 million, respectively, of such interest expense as a component of our provisions for income taxes. We had $5 million and $3 million of accrued interest expense in our Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively. We did not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014.

We are not able to reasonably estimate when we might make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. As of December 31, 2016, we anticipate that approximately $7 million of liabilities for unrecognized tax benefits, including accrued interest, and $3 million of related tax assets may be reversed within the next 12 months. The anticipated reversals primarily relate to miscellaneous state tax items, each of which is individually insignificant. The recognition of the unrecognized tax benefits is expected to result from tax audit settlements or the expiration of the applicable statute of limitations period.

10. Employee Benefit Plans

Defined Contribution Plans — Waste Management sponsors a 401(k) retirement savings plan that covers employees, except those working subject to collective bargaining agreements that do not provide for coverage under the plan. United States employees who are not subject to such collective bargaining agreements are generally eligible to participate in the plan following a 90-day waiting period after hire and may contribute, effective January 1, 2016, as much as 50% of their eligible annual compensation and 80% of their annual incentive plan bonus, subject to annual contribution limitations established by the IRS. Prior to January 1, 2016, such employees could contribute as much as 25% of their eligible annual compensation, subject to annual contribution limitations established by the IRS. Under the retirement savings plan, for non-union employees, we match 100% of employee contributions on the first 3% of their eligible annual compensation and 50% of employee contributions on the next 3% of their eligible annual compensation, resulting in a maximum match of 4.5% of eligible annual compensation. Both employee and Company contributions are in cash and vest immediately. Certain United States employees who are subject to collective bargaining agreements may participate in the 401(k) retirement savings plan under terms specified in their collective bargaining agreement. Certain employees outside the United States, including those in Canada, participate in defined contribution plans maintained by the Company in compliance with laws of the appropriate jurisdiction. Charges to “Operating” and “Selling, general and administrative” expenses for our defined contribution plans totaled $64 million, $61 million and $63 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Defined Benefit Plans (other than multiemployer defined benefit pension plans discussed below) — WM Holdings sponsors a defined benefit plan for certain employees who are subject to collective bargaining agreements that provide for participation in this plan. Further, certain of our Canadian subsidiaries sponsor defined benefit plans which have previously been frozen to new participants. As of December 31, 2016, the combined benefit obligation of these pension plans was $114 million, and the plans had $103 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $11 million. As of December 31, 2015, the combined benefit obligation of these pension plans was $116 million, and the plans had $88 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $28 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible retirees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retirees as of December 31, 1998. The unfunded benefit obligation for these plans was $26 million and $28 million as of December 31, 2016 and 2015, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans were $37 million and $56 million as of December 31, 2016 and 2015, respectively, and are included as components of “Accrued liabilities” and long-term “Other liabilities” in our Consolidated Balance Sheets.

Multiemployer Defined Benefit Pension Plans — We are a participating employer in a number of trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for employees who are covered by collective bargaining agreements. The risks of participating in these Multiemployer Pension Plans are different from single-employer plans in that (i) assets contributed to the Multiemployer Pension Plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers and (iii) if we choose to stop participating in any of our Multiemployer Pension Plans, we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan. The following table outlines our participation in Multiemployer Pension Plans considered to be individually significant (dollar amounts in millions):

	EIN/Pension Plan Number	Pension Protection Act Reported Status(a)		FIP/RP Status(b),(c)	Company Contributions(d)			Expiration Date of Collective Bargaining Agreement(s)
Pension Fund		2016	2015		2016	2015	2014
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical and Declining	Critical	Implemented	$1	$1	$1	Various dates through 6/30/2018

Distributors Association Warehousemen’s Pension Trust	EIN: 94-0294755; Plan Number: 002	Critical as of 5/31/2015	Critical as of 5/31/2014	Implemented	1	1	1	4/7/2018

Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	EIN: 36-6513567; Plan Number: 001	Not Endangered or Critical as of 9/30/2015	Endangered as of 9/30/2014	Implemented	7	7	6	9/30/2018

Suburban Teamsters of Northern Illinois Pension Plan	EIN: 36-6155778; Plan Number: 001	Endangered	Critical	Implemented	3	2	3	Various dates through 9/30/2017

Teamsters Local 301 Pension Plan	EIN: 36-6492992; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	2	1	1	9/30/2018

Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	25	24	24	Various dates through 12/31/2019

Western Pennsylvania Teamsters and Employers Pension Plan	EIN: 25-6029946; Plan Number: 001	Critical	Critical	Implemented	1	1	1	12/31/2016; 90-day extension with agreements currently under negotiation

					$40	$37	$37

Contributions to other Multiemployer Pension Plans					7	6	7

Total contributions to Multiemployer Pension Plans(e)					$47	$43	$44

(a)	Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2016 and 2015 is for the plan’s year-end at December 31, 2015 and 2014, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally less than 80% funded. Under the Multiemployer Pension Reform Act of 2014, a plan is generally in critical and declining status if it (i) is certified to be in critical status pursuant to the Pension Protection Act of 2006 and (ii) is projected to be insolvent within the next 15 years or, in certain circumstances, 20 years.
(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) is either pending or has been implemented.
(c)	A Multiemployer Pension Plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	The Company was listed in the Form 5500 of the Multiemployer Pension Plans considered to be individually significant as providing more than 5% of the total contributions for each of the following plans and plan years:

Year Contributions to Plan Exceeded 5% of Total Contributions (as of Plan’s Year End)
Distributors Association Warehousemen’s Pension Trust	5/31/2015 and 5/31/2014
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	9/30/2015 and 9/30/2014
Suburban Teamsters of Northern Illinois Pension Plan	12/31/2015 and 12/31/2014
Teamsters Local 301 Pension Plan	12/31/2015 and 12/31/2014

(e)	Total contributions to Multiemployer Pension Plans excludes contributions related to withdrawal liabilities discussed below.

At the date the financial statements were issued, Forms 5500 were not available for the plan years ended in 2016.

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

In connection with our ongoing renegotiations of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. Further, business events, such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations, which result in the decline of Company contributions to a Multiemployer Pension Plan could trigger a partial or complete withdrawal. In the event of a withdrawal, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. In 2015 and 2014, we recognized aggregate charges of $51 million and $4 million, respectively, to “Operating” expenses for the withdrawal of certain bargaining units from Multiemployer Pension Plans. In 2016, we did not recognize any charges for the withdrawal from Multiemployer Pension Plans. Refer to Note 11 for additional information related to our obligations to Multiemployer Pension Plans for which we have withdrawn or partially withdrawn.

Multiemployer Plan Benefits Other Than Pensions — During the years ended December 31, 2016, 2015 and 2014, the Company made contributions of $40 million, $33 million and $34 million, respectively, to multiemployer health and welfare plans that also provide other post-retirement employee benefits. Funding of benefit payments for plan participants are made at rates as negotiated in the respective collective bargaining agreements as costs are incurred.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obtaining the required financial assurance instruments for our current operations. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, we continue to evaluate various options to access cost-effective sources of financial assurance.

Insurance — We carry insurance coverage for protection of our assets and operations from certain risks including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Our exposure, however, could increase if our insurers are unable to meet their commitments on a timely basis.

We have retained a significant portion of the risks related to our general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from our assumptions used. As of December 31, 2016, our commercial General Liability Insurance Policy carried self-insurance exposures of up to $2.5 million per incident and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2016, our automobile liability insurance program included a per-incident base deductible of $5 million, subject to an additional deductible of $4.8 million in the $5 million to $10 million layer. The changes to our net insurance liabilities for the three years ended December 31, 2016 are summarized below (in millions):

	Gross Claims Liability	Receivables Associated with Insured Claims(a)	Net Claims Liability
Balance, December 31, 2013	$590	$(197)	$393
Self-insurance expense (benefit)	135	(9)	126
Cash (paid) received	(128)	23	(105)

Balance, December 31, 2014	597	(183)	414
Self-insurance expense (benefit)	169	(39)	130
Cash (paid) received	(123)	4	(119)

Balance, December 31, 2015	643	(218)	425
Self-insurance expense (benefit)	71	30	101
Cash (paid) received	(126)	17	(109)

Balance, December 31, 2016(b)	$588	$(171)	$417

Current portion at December 31, 2016	$133	$(20)	$113
Long-term portion at December 31, 2016	$455	$(151)	$304

(a)	Amounts reported as receivables associated with insured claims are related to both paid and unpaid claims liabilities.
(b)	We currently expect substantially all of our net claims liability to be settled in cash over the next six years.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exhausted by payments to the Company, as the Company is not insured for any money it advances for defense costs or pays as indemnity to the insured directors and officers.

We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Operating Leases — Rental expense for leased assets was $125 million during 2016, $140 million during 2015 and $159 million during 2014. Minimum contractual payments due for our operating lease obligations are $109 million in 2017, $90 million in 2018, $73 million in 2019, $62 million in 2020, $44 million in 2021 and $306 million thereafter. Our minimum contractual payments for lease agreements during future periods is less than current year rent expense primarily due to the effect of short-term leases.

Other Commitments

•	Disposal — We have several agreements expiring at various dates through 2052 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities. Additionally, following the sale of our Wheelabrator business, we entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments with certain market price resets through 2021. We generally fulfill our minimum contractual obligations by disposing of volumes collected in the ordinary course of business at these disposal facilities.

•	Waste Paper — We are party to waste paper purchase agreements expiring at various dates through 2019 that require us to purchase a minimum number of tons of waste paper. The cost per ton we pay is based on market prices.

•	Royalties — We have various arrangements that require us to make royalty payments to third parties including prior land owners, lessors or host communities where our operations are located. Our obligations generally are based on per ton rates for waste actually received at our transfer stations or landfills. Royalty agreements that are non-cancelable and require fixed or minimum payments are included in our “Capital leases and other” debt obligations in our Consolidated Balance Sheets as disclosed in Note 7.

Our unconditional purchase obligations are generally established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. We may also establish unconditional purchase obligations in conjunction with acquisitions or divestitures. Our actual future minimum obligations under these outstanding purchase agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2016. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services. As of December 31, 2016, our estimated minimum obligations for the above-described purchase obligations, which are not recognized in our Consolidated Balance Sheets, were $179 million in 2017, $149 million in 2018, $112 million in 2019, $92 million in 2020, $88 million in 2021 and $336 million thereafter. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•	As of December 31, 2016, WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness, including its senior notes, $2.25 billion revolving credit facility and certain letter of

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facilities, which mature through 2045. WM has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 23 for further information.

•	WM and WM Holdings have guaranteed subsidiary debt obligations, including the Canadian term loan and revolving credit facility, tax-exempt bonds, capital leases and other indebtedness. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WM or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 7 for information related to the balances and maturities of these debt obligations.

•	Before the divestiture of our Wheelabrator business, WM had guaranteed certain operational and financial performance obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. Wheelabrator is working with the various third-party beneficiaries to release WM from these guarantees, but until they are successful, WM has agreed to retain the guarantees and, in exchange, receive a credit support fee. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements. As of December 31, 2016 and 2015, WM’s maximum future payments under these guarantees were $96 million and $106 million, respectively. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. We have recorded the fair value of the operational and financial performance guarantees, some of which could extend through 2038 if not terminated, in our Consolidated Balance Sheets. The estimated fair value of WM’s potential obligation associated with guarantees of Wheelabrator obligations (net of credit support fee) at December 31, 2016 and 2015 was $11 million and $13 million, respectively. We currently do not expect the financial impact of such operational and financial performance guarantees to materially exceed the recorded fair value.

•	We have guaranteed certain financial obligations of unconsolidated entities. The related obligations, which mature through 2020, are not recorded in our Consolidated Balance Sheets. As of December 31, 2016, our maximum future payments associated with these guarantees are $6 million. Any requirement to act under these guarantees would not materially impact our financial position, results of operations or cash flows.

•	Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2016, we have agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 22 of our landfills. We do not believe that these contingent obligations will have a material effect on our financial position, results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Environmental Matters — A significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection. The nature of our operations, particularly with respect to the construction, operation and maintenance of our landfills, subjects us to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a site. In addition to remediation activity required by state or local authorities, such liabilities include potentially responsible party (“PRP”) investigations. The costs associated with these liabilities can include settlements, certain legal and consultant fees, as well as incremental internal and external costs directly associated with site investigation and clean-up.

As of December 31, 2016, we had been notified by the government that we are a PRP in connection with 75 locations listed on the EPA’s Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In September 2016, the EPA announced a proposed remediation plan for the San Jacinto waste pits in Harris County, Texas, naming McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of WM, as a

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PRP. MIMC operated the waste pits from 1965 to 1966. In 1998, WM acquired the stock of the parent entity of MIMC. During the six months ended December 31, 2016, we increased our environmental remediation liability reserve by $44 million to record MIMC’s estimated share of the EPA’s proposed remedy. The remedy and remedial design plan for the site are not yet final. A notice and comment period with respect to the remedy closed on January 12, 2017. MIMC filed comments, detailing its disagreement with the proposed remedy put forth by the EPA and is continuing to focus on a solution that it believes best protects the environment and public health. MIMC’s ultimate liability could be materially different from current estimates. We remain an active participant in the EPA’s process established to evaluate and determine the appropriate remedy and remedial design plan for this site. As this site was never owned by the Company and never operated by MIMC while under the Company’s ownership, the increase in this liability was recorded in “(Income) expense from divestitures, asset impairments and unusual items” instead of “Operating” expenses in our Consolidated Statement of Operations. See Note 13 for further discussion.

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

Litigation — On March 26, 2015, the Company acquired Deffenbaugh. In May 2012 and December 2013, Deffenbaugh was named as a defendant in purported class actions filed in the United States District Court for the District of Kansas. These cases pertained to fuel, environmental and base rate charges included on invoices, generally alleging that such charges were not properly disclosed, were unfair or were contrary to the customer service contracts. We settled both cases, and we received final court approval of these settlements on December 14, 2016. The settlements did not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

As a large company with operations across the United States and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Many of these actions

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

raise complex factual and legal issues and are subject to uncertainties. Actions that have been filed against us, and that may be filed against us in the future, include personal injury, property damage, commercial, customer, and employment-related claims, including purported state and national class action lawsuits related to: alleged environmental contamination, including releases of hazardous material and odors; sales and marketing practices, customer service agreements and prices and fees; and federal and state wage and hour and other laws. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. We currently do not believe that the eventual outcome of any such actions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

WM’s charter and bylaws provide that WM shall indemnify against all liabilities and expenses, and upon request shall advance expenses to any person, who is subject to a pending or threatened proceeding because such person is or was a director or officer of the Company. Such indemnification is required to the maximum extent permitted under Delaware law. Accordingly, the director or officer must execute an undertaking to reimburse the Company for any fees advanced if it is later determined that the director or officer was not entitled to have such fees advanced under Delaware law. Additionally, the Company has direct contractual obligations to provide indemnification to each of the members of WM’s Board of Directors, our President and Chief Executive Officer, our Chief Operating Officer and certain other senior vice presidents. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with actions or proceedings that may be brought against its former or current officers, directors and employees.

Multiemployer Defined Benefit Pension Plans — About 20% of our workforce is covered by collective bargaining agreements with various local unions across the United States and Canada. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of Multiemployer Pension Plans for the covered employees. Refer to Note 10 for additional information about our participation in Multiemployer Pension Plans considered individually significant. In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. A complete or partial withdrawal from a Multiemployer Pension Plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. Any other circumstance resulting in a decline in Company contributions to a Multiemployer Pension Plan through a reduction in the labor force, whether through attrition over time or through a business event (such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations) may also trigger a complete or partial withdrawal from one or more of these pension plans.

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

In 2015, we recognized a $51 million charge in “Operating” expenses associated with withdrawal from certain underfunded Multiemployer Pension Plans, nearly all of which was associated with the Central States

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan and the Teamsters Employers Local 945 Pension Fund withdrawals discussed above. We do not believe that any future liability for withdrawals from the Multiemployer Pension Plans to which we contribute, will have a material adverse effect on our business, financial condition or liquidity. However, liability for future withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn and the financial condition of the Multiemployer Pension Plan(s) at the time of such withdrawal(s).

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse impact on our results of operations or cash flows. See Note 9 for additional discussion regarding tax matters.

12. Restructuring Costs

The following table summarizes pre-tax restructuring charges, including employee severance and benefit costs and other charges, for the years ended December 31 (in millions):

	2016	2015	2014
Solid Waste	$4	$14	$10
Corporate and Other	—	1	71
Wheelabrator	—	—	1

	$4	$15	$82

During the year ended December 31, 2016, we recognized $4 million of pre-tax restructuring charges, of which $2 million was related to employee severance and benefit costs. The remaining charges were primarily related to operating lease obligations for property that will no longer be utilized.

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

As of December 31, 2016, substantially all of the accrued employee severance and benefits related to our restructuring efforts was paid.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Asset Impairments and Unusual Items

(Income) expense from divestitures, asset impairments and unusual items

The following table summarizes the major components of (income) expense from divestitures, asset impairments and unusual items for the years ended December 31 (in millions):

	2016	2015	2014
(Income) expense from divestitures	$9	$(7)	$(515)
Asset impairments	59	89	355
Other	44	—	—

	$112	$82	$(160)

During the year ended December 31, 2016, we recognized net charges of $112 million, primarily related to (i) $44 million of charges to adjust our subsidiary’s estimated environmental remediation liability related to a closed site in Harris County, Texas, as further discussed in Note 11; (ii) a $43 million charge to impair a landfill in Western Pennsylvania due to a loss of expected volumes; (iii) $12 million of goodwill impairment charges primarily related to our LampTracker® reporting unit and (iv) an $8 million loss on the sale of a majority-owned organics company.

During the year ended December 31, 2015, we recognized net charges of $82 million, primarily related to (i) $66 million of charges to impair certain of our oil and gas producing properties as a result of the continued decline in oil and gas prices; (ii) $18 million of charges to write down or divest certain assets in our recycling operations and (iii) a $5 million impairment of a landfill in our Western Canada Area due to revised post-closure cost estimates. Partially offsetting these charges was $7 million of net gains from divestitures, including a $6 million gain on the sale of an oil and gas producing property in 2015.

During the year ended December 31, 2014, we recognized net gains of $160 million, primarily related to the following:

•	Divestitures — We recognized net gains of $515 million, primarily as a result of a $519 million gain on the sale of our Wheelabrator business and an $18 million gain on the sale of certain landfill and collection operations in our Eastern Canada Area. Partially offsetting these gains was a $25 million loss on the divestiture of our Puerto Rico operations. Refer to Note 19 for additional information related to our divestitures.

•	Oil and gas producing properties impairments — We recognized $272 million of charges to impair certain of our oil and gas producing properties, primarily as a result of the pronounced decrease in oil and gas prices in the fourth quarter of 2014.

•	Goodwill impairments — We recognized $10 million of goodwill impairment charges related to our recycling reporting unit.

•	Other impairments — We recognized additional impairment charges of $73 million to write down assets in our waste diversion technology, renewable energy, recycling and medical waste operations.

See Note 3 for additional information related to the accounting policy and analysis involved in identifying and calculating impairments; and see Note 21 for additional information related to the impact of impairments on the results of operations of our reportable segments.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in net losses of unconsolidated entities

During the year ended December 31, 2014, we recognized charges of $11 million primarily to write down equity method investments in waste diversion technology companies to their fair value.

Other income (expense)

During the years ended December 31, 2016, 2015 and 2014, we recognized impairment charges of $42 million, $5 million and $22 million, respectively, related to other-than-temporary declines in the value of minority-owned, cost method investments in waste diversion technology companies. We wrote down our investments to their fair value which was primarily determined using an income approach based on estimated future cash flow projections and, to a lesser extent, third-party investors’ recent transactions in these securities.

Also, during the year ended December 31, 2014, we sold our cost method investment in Shanghai Environment Group, which was part of our Wheelabrator business. We received cash proceeds from the sale of $155 million, which have been included in “Proceeds from divestitures of businesses and other assets (net of cash divested)” within “Net cash provided by (used in) investing activities” in the Consolidated Statement of Cash Flows. The loss recognized related to the sale was not material.

These charges are recorded in “Other, net” in our Consolidated Statements of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Obligation	Total
Balance, December 31, 2013	$(62)	$6	$208	$2	$154
Other comprehensive income (loss) before reclassifications, net of tax provision (benefit) of $4, $2, $0 and $(8), respectively	6	4	(107)	(11)	(108)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (provision) benefit of $(3), $0, $0 and $0, respectively	(5)	—	(17)	(1)	(23)

Net current period other comprehensive income (loss)	1	4	(124)	(12)	(131)

Balance, December 31, 2014	$(61)	$10	$84	$(10)	$23
Other comprehensive income (loss) before reclassifications, net of tax provision (benefit) of $20, $(1), $0 and $1, respectively	30	(2)	(164)	2	(134)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (provision) benefit of $(14), $0, $0 and $0, respectively	(21)	—	5	—	(16)

Net current period other comprehensive income (loss)	9	(2)	(159)	2	(150)

Balance, December 31, 2015	$(52)	$8	$(75)	$(8)	$(127)
Other comprehensive income (loss) before reclassifications, net of tax provision (benefit) of $(4), $3, $0 and $0, respectively	(7)	5	26	—	24
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (provision) benefit of $12, $0, $0 and $1, respectively	19	—	2	2	23

Net current period other comprehensive income (loss)	12	5	28	2	47

Balance, December 31, 2016	$(40)	$13	$(47)	$(6)	$(80)

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts of other comprehensive income (loss) before reclassifications associated with the effective portion of derivatives designated as cash flow hedges for the years ended December 31 are as follows (in millions):

	2016	2015	2014
Forward-starting interest rate swaps	$—	$—	$(8)
Foreign currency derivatives	(11)	50	23
Electricity commodity derivatives	—	—	(5)

Total before tax	(11)	50	10
Tax (provision) benefit	4	(20)	(4)

Net of tax (provision) benefit	$(7)	$30	$6

The significant amounts reclassified out of each component of accumulated other comprehensive income (loss) associated with our cash flow hedges for the years ended December 31 are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	2016	2015	2014	Statement of Operations Classification
Forward-starting interest rate swaps	$(10)	$(12)	$(10)	Interest expense, net
Treasury rate locks	(1)	(4)	(1)	Interest expense, net
Foreign currency derivatives	(20)	51	27	Other, net
Electricity commodity derivatives	—	—	(8)	Operating revenues

	(31)	35	8	Total before tax
	12	(14)	(3)	Tax (provision) benefit

Total reclassifications for the period	$(19)	$21	$5	Net of tax

15. Capital Stock, Dividends and Common Stock Repurchase Program

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2016, we had 439.3 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Dividends

Our quarterly dividends have been declared by our Board of Directors. Cash dividends declared and paid were $726 million in 2016, or $1.64 per common share, $695 million in 2015, or $1.54 per common share, and $693 million in 2014, or $1.50 per common share.

In December 2016, we announced that our Board of Directors expects to increase the quarterly dividend from $0.41 to $0.425 per share for dividends declared in 2017. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board of Directors may deem relevant.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program

Our share repurchases have been authorized by our Board of Directors. Share repurchases during 2016, 2015 and 2014 were completed through accelerated share repurchase (“ASR”) agreements. The terms of these agreements required that we deliver cash at the beginning of each ASR repurchase period. In exchange, we received a portion of the total shares expected to be repurchased based on the then-current market price of our common stock. The remaining shares repurchased over the course of each repurchase period are delivered to us once the repurchase period is complete. Shares repurchased are reflected in the period the shares are delivered to us. Additional information related to our ASR agreements is included below. The following is a summary of our share repurchases under our common stock repurchase program for the years ended December 31:

	2016(a)	2015(b)	2014(c)
Shares repurchased (in thousands)	11,241	14,823	9,569
Weighted average per share purchase price	$60.49	$49.83	$43.89
Total repurchases (in millions)	$725	$600	$600

(a)	During 2016, we executed four ASR agreements to repurchase $725 million of our common stock. The ASR agreement entered into in November 2016 was for the repurchase of $225 million of our common stock. At the beginning of the repurchase period, we delivered $225 million in cash and received 2.8 million shares based on a stock price of $63.41 per share. The ASR agreement completed in February 2017, at which time we received 0.4 million additional shares based on a final weighted average per share purchase price during the repurchase period of $69.43.
(b)	During 2015, we executed and completed two ASR agreements to repurchase $600 million of our common stock. Our “Shares repurchased” also includes 2.8 million shares related to ASR agreements that were executed in 2014, discussed further below.
(c)	During 2014, we executed two ASR agreements to repurchase $600 million of our common stock. Our “Shares repurchased” includes the initial portion of shares repurchased based on the then-current market price of our common stock. The ASR agreements were completed in 2015 and the final weighted average per share purchase price during the repurchase period was $48.58.

Each ASR agreement is accounted for as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASR agreement and (ii) as a forward contract indexed to our own common stock for the undelivered shares. The initial delivery of shares is included in treasury stock at cost, and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to our own stock meets the criteria for equity classification, and these amounts are initially recorded in additional paid-in capital and reclassified to treasury stock upon completion of the ASR agreement. As of December 31, 2016, $45 million of the ASR agreement executed in November 2016 is recorded in additional paid-in capital pending completion of this ASR agreement in February 2017.

We announced in December 2016 that the Board of Directors has authorized up to $750 million in future share repurchases, which supersedes and replaces remaining authority under any prior Board of Directors authorization for share repurchases. Any future share repurchases will be made at the discretion of management, and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Stock-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, enrolled employees purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period, and the number of shares that may be purchased is limited by IRS regulations. The total number of shares issued under the plan for the offering periods in each of 2016, 2015 and 2014 was approximately 647,000, 786,000 and 774,000, respectively. Including the impact of the January 2017 issuance of shares associated with the July to December 2016 offering period, approximately 2.5 million shares remain available for issuance under the plan.

Accounting for our ESPP increased annual compensation expense by approximately $7 million, or $4 million net of tax provision, for 2016 and $6 million, or $4 million net of tax provision, for 2015 and 2014.

Employee Stock Incentive Plans

In May 2014, our stockholders approved our 2014 Stock Incentive Plan (the “2014 Plan”) to replace our 2009 Stock Incentive Plan (the “2009 Plan”). The 2014 Plan authorized 23.8 million shares of our common stock for issuance pursuant to the 2014 Plan, plus the approximately 1.1 million shares that then remained available for issuance under the 2009 Plan, and any shares subject to outstanding awards under the 2009 Plan that are subsequently cancelled, forfeited, terminate, expire or lapse. As of December 31, 2016, approximately 23.2 million shares were available for future grants under the 2014 Plan. All of our stock-based compensation awards described herein have been made pursuant to either our 2009 Plan or our 2014 Plan, collectively referred to as the “Incentive Plans.” We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the Incentive Plans, we have the ability to issue stock options, stock appreciation rights and stock awards, including restricted stock, restricted stock units (“RSUs”) and performance share units (“PSUs”). The terms and conditions of equity awards granted under the Incentive Plans are determined by the Management Development and Compensation Committee of our Board of Directors.

The 2016 annual Incentive Plan awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. The annual Incentive Plan awards granted to certain key employees included a combination of PSUs, RSUs and stock options in 2016. The Company has also periodically granted RSUs and stock options to employees working on key initiatives, in connection with new hires and promotions and to field-based managers.

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

	Units	Weighted Average Per Share Fair Value
Unvested at January 1, 2016	524	$43.76
Granted	186	$57.38
Vested	(205)	$37.45
Forfeited	(15)	$51.17

Unvested at December 31, 2016	490	$51.32

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair market value of RSUs that vested during the years ended December 31, 2016, 2015 and 2014 was $12 million, $13 million and $3 million, respectively. During the year ended December 31, 2016, we issued approximately 136,000 shares of common stock for these vested RSUs, net of approximately 69,000 units deferred or used for payment of associated taxes.

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

Performance Share Units — Two types of PSUs are currently outstanding: (i) PSUs for which payout is dependent on total shareholder return relative to the S&P 500 (“TSR PSUs”) and (ii) PSUs for which payout is dependent on the Company’s performance against pre-established adjusted cash flow metrics (“Cash Flow PSUs”). Both types of PSUs are payable in shares of common stock after the end of a three-year performance period, when the Company’s financial performance for the entire performance period is reported, typically in mid- to late-February of the succeeding year. At the end of the performance period, the number of shares awarded can range from 0% to 200% of the targeted amount, depending on the performance against the pre-established targets. A summary of our PSUs, at 100% of the targeted amount, is presented in the table below (units in thousands):

	Units	Weighted Average Per Share Fair Value
Unvested at January 1, 2016	1,762	$52.90
Granted	555	$79.27
Vested	(664)	$48.38
Forfeited	(148)	$76.01

Unvested at December 31, 2016	1,505	$68.98

The determination of achievement of performance results and corresponding vesting of PSUs for the three-year performance period ended December 31, 2016 was performed by the Management Development and Compensation Committee in February 2017. Accordingly, vesting information for such awards is not included in the table above as of December 31, 2016. The “vested” PSUs are for the three-year performance period ended December 31, 2015, as achievement of performance results and corresponding vesting was determined in February 2016. The Company’s financial results, as measured for purposes of these awards, were higher than the target levels established but not in excess of the maximum performance criteria. Accordingly, recipients of these PSU awards were entitled to receive a payout of 132.88% of the vested TSR PSUs and 196.15% of the vested PSUs for which payout was dependent on the Company’s performance against a pre-established return on invested capital metric. In February 2016, approximately 1,093,000 PSUs vested and we issued approximately 547,000 shares of common stock for these vested PSUs, net of units deferred or used for payment of associated taxes.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The shares of common stock that were issued or deferred during the years ended December 31, 2016, 2015 and 2014 for prior PSU award grants had a fair market value of $50 million, $35 million and $8 million, respectively. PSUs have no voting rights. PSUs receive dividend equivalents that are paid out in cash based on the number of shares that vest at the end of the awards’ performance period. PSUs are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period, are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and are subject to forfeiture in the event of voluntary or for-cause termination.

Compensation expense associated with our Cash Flow PSUs that continue to vest based on future performance is measured based on the fair value of our common stock at the end of each reporting period until the performance period ends. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of both the probability that the performance criteria will be achieved and expected forfeitures.

The grant-date fair value of our TSR PSUs is based on a Monte Carlo valuation and compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense is recognized for all TSR PSUs whether or not the market conditions are achieved less expected forfeitures.

Deferred Units — Recipients can elect to defer some or all of the vested RSU or PSU awards until a specified date or dates they choose. Deferred units are not invested, nor do they earn interest, but deferred amounts do receive dividend equivalents paid in cash during deferral at the same time and at the same rate as dividends on the Company’s common stock. Deferred amounts are paid out in shares of common stock at the end of the deferral period. At December 31, 2016, we had approximately 698,000 vested deferred units outstanding.

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

	Options	Weighted Average Per Share Exercise Price
Outstanding at January 1, 2016	7,507	$40.80
Granted	1,387	$56.24
Exercised	(2,645)	$37.20
Forfeited or expired	(606)	$51.70

Outstanding at December 31, 2016(a)	5,643	$45.12

Exercisable at December 31, 2016(b)	2,921	$38.84

(a)	Stock options outstanding as of December 31, 2016 have a weighted average remaining contractual term of 6.9 years and an aggregate intrinsic value of $146 million based on the market value of our common stock on December 31, 2016.
(b)	Stock options exercisable as of December 31, 2016 have an aggregate intrinsic value of $94 million based on the market value of our common stock on December 31, 2016.

We received cash proceeds of $63 million, $77 million and $93 million during the years ended December 31, 2016, 2015 and 2014, respectively, from employee stock option exercises. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $67 million, $37 million and $27 million, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exercisable stock options at December 31, 2016, were as follows (options in thousands):

Range of Exercise Prices	Options	Weighted Average Per Share Exercise Price	Weighted Average Remaining Years
$32.315-$40.00	2,141	$36.12	4.9
$40.01-$50.00	491	$41.36	7.2
$50.01-$54.635	289	$54.64	8.2

$32.315-$54.635	2,921	$38.84	5.6

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

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $6.31, $5.56 and $4.55, respectively. The fair value of the stock options at the date of grant is amortized to expense over the vesting period less expected forfeitures, except for stock options granted to retirement-eligible employees, for which expense is accelerated over the period that the recipient becomes retirement-eligible. The following table presents the weighted average assumptions used to value employee stock options granted during the years ended December 31 under the Black-Scholes valuation model:

	2016	2015	2014
Expected option life	4.7 years	4.4 years	4.8 years
Expected volatility	18.4%	16.7%	18.4%
Expected dividend yield	2.9%	2.8%	3.6%
Risk-free interest rate	1.3%	1.4%	1.6%

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

For the years ended December 31, 2016, 2015 and 2014, we recognized $81 million, $64 million and $59 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of “Selling, general and administrative” expenses in our Consolidated Statements of Operations. Our “Provision for income taxes,” for the years ended December 31, 2016, 2015 and 2014, includes related deferred income tax benefits of $32 million, $26 million and $23 million, respectively. We also realized excess tax benefits from stock option exercises and the vesting of RSUs and PSUs during the years ended December 31, 2016, 2015 and 2014 of $28 million, $15 million and $5 million, respectively. These amounts have been presented as cash inflows in the “Cash flows from financing activities” section of our Consolidated Statements of Cash Flows. We have not capitalized any equity-based compensation costs during the years ended December 31, 2016, 2015 and 2014.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense recognized in 2016 increased when compared to 2015 and 2014, primarily due to increases in the fair values and expected payouts of our PSUs. As of December 31, 2016, we estimate that $51 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.5 years for our unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plan

Our non-employee directors currently receive annual grants of shares of our common stock, generally payable in two equal installments, under the Incentive Plans described above.

17. Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data for the years ended December 31 (shares in millions):

	2016	2015	2014
Number of common shares outstanding at year-end	439.3	447.2	458.5
Effect of using weighted average common shares outstanding	4.2	5.5	4.1

Weighted average basic common shares outstanding	443.5	452.7	462.6
Dilutive effect of equity-based compensation awards and other contingently issuable shares	3.0	3.2	3.0

Weighted average diluted common shares outstanding	446.5	455.9	465.6

Potentially issuable shares	9.8	10.2	11.3
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.0	2.0	0.4

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements at December 31, 2016 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$35	$35	$—	$—
Available-for-sale securities	46	—	46	—
Fixed-income securities	39	—	39	—
Redeemable preferred stock	54	—	—	54

Total assets	$174	$35	$85	$54

		Fair Value Measurements at December 31, 2015 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$35	$35	$—	$—
Available-for-sale securities	43	—	43	—
Fixed-income securities	40	—	40	—
Foreign currency derivatives	78	—	78	—
Redeemable preferred stock	47	—	—	47

Total assets	$243	$35	$161	$47

Money Market Funds

We invest portions of our restricted trust and escrow account balances in money market funds. We measure the fair value of these investments using quoted prices in active markets for identical assets. The fair value of our money market funds approximates our cost basis in the investments.

Available-for-Sale Securities

Available-for-sale securities are primarily related to the restricted trust funds that were created to settle certain of our final capping, closure, post-closure or environmental remediation obligations, which are discussed further in Note 20. These trust funds are invested in U.S. Treasury securities and equity and bond funds. We measure the fair value of these securities using quoted prices for identical or similar assets in inactive markets. Any changes in fair value of these trusts related to unrealized gains and losses have been appropriately reflected as a component of “Accumulated other comprehensive income (loss).”

Fixed-Income Securities

We invest a portion of our restricted trust and escrow account balances in fixed-income securities, including U.S. Treasury securities, U.S. agency securities, municipal securities and mortgage- and asset-backed securities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We measure the fair value of these securities using quoted prices for identical or similar assets in inactive markets. The fair value of our fixed-income securities approximates our cost basis in these investments.

Foreign Currency Derivatives

In March 2016, we terminated our cross-currency swaps. Previously, our cross-currency swaps were valued using a third-party pricing model that incorporated information about forward Canadian dollar rates, or observable market data, as of the reporting date. The third-party pricing model used to value our cross-currency swaps also incorporated Company and counterparty credit valuation adjustments, as appropriate. Counterparties to these contracts were financial institutions who participated in our $2.25 billion revolving credit facility. Valuations fluctuated from period-to-period due to volatility in the Canadian dollar to U.S. dollar exchange rate over the term of the agreements.

Refer to Notes 8 and 14 for additional information regarding the derivative instruments discussed above.

Redeemable Preferred Stock

Redeemable preferred stock is primarily related to a noncontrolling investment in an unconsolidated entity and is included in “Investments in unconsolidated entities” in our Consolidated Balance Sheets. The fair value of our investment has been measured based on third-party investors’ recent or pending transactions in these securities, which is considered the best evidence of fair value currently available. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public comparables. Redeemable preferred stock also includes stock received in conjunction with the 2014 sale of our Puerto Rico operations, as discussed in Note 19.

Fair Value of Debt

At December 31, 2016 and 2015, the carrying value of our debt was approximately $9.3 billion and $8.9 billion, respectively. The estimated fair value of our debt was approximately $9.7 billion and $9.2 billion at December 31, 2016 and 2015, respectively. The fair value of our fixed-rate debt is estimated by using a discounted cash flow approach and current market rates for similar types of instruments. The carrying value of our variable-rate debt approximates fair value due to the short-term nature of the interest rates. The increase in the fair value of our debt when comparing December 31, 2016 with December 31, 2015 is primarily related to $375 million of net borrowings during 2016.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2016 and 2015. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

19. Acquisitions and Divestitures

Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our Solid Waste business and enhance and expand our existing service offerings. During the year ended December 31, 2016, we acquired 30

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

businesses primarily related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $604 million, which included $581 million in cash paid and other consideration of $23 million, primarily purchase price holdbacks. For businesses acquired in 2016, our estimated maximum obligations for contingent consideration was not material. In 2016, we also paid $4 million of contingent consideration for acquisitions completed prior to 2016. In addition, we paid $26 million of holdbacks, of which $16 million related to current year acquisitions.

Total consideration for our 2016 acquisitions was primarily allocated to $115 million of property and equipment, $212 million of other intangible assets and $280 million of goodwill. Other intangible assets included $185 million of customer and supplier relationships, $23 million of covenants not-to-compete and $4 million for a trade name. The goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible.

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

Total consideration for SWS was allocated to $93 million of property and equipment, $182 million of other intangible assets and $250 million of goodwill. The acquisition accounting for this transaction was finalized in the third quarter of 2016. There were no significant measurement period adjustments recorded in 2016. The goodwill has been assigned to our Florida Area, in Tier 3, and is tax deductible.

Since the acquisition date in 2016, SWS contributed revenues of $148 million for the year ended December 31, 2016, which are included in our Consolidated Statement of Operations. The acquired operations have not materially affected our “Consolidated net income” for the year ended December 31, 2016.

Contingent consideration obligations are primarily based on achievement by the acquired businesses of certain negotiated goals, which generally include targeted financial metrics. As of December 31, 2016 and 2015, the balance of our estimated contingent consideration obligations was $37 million and $96 million, respectively. The decrease in this balance is primarily due to adjustments to write down our estimated obligations to fair value, including a $47 million decrease resulting from the finalization of our purchase accounting that occurred during the measurement period, see Note 21 for further discussion, and post measurement period decreases to reflect changes in the estimated achievement of the targeted financial metrics.

During the year ended December 31, 2015, we acquired 27 businesses primarily related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $646 million, which included $537 million in cash paid, purchase price holdbacks of $13 million and a liability for contingent consideration with a preliminary estimated fair value of $96 million. Our estimated maximum obligations for the contingent cash payments were $126 million at the dates of acquisition. As of December 31, 2015, we had paid $13 million of these holdbacks and contingent consideration. In 2015, we also paid $4 million of contingent consideration associated with acquisitions completed prior to 2015.

Total consideration for our 2015 acquisitions was primarily allocated to $243 million of property and equipment, $145 million of other intangible assets and $325 million of goodwill. Other intangible assets included $131 million of customer and supplier relationships, $8 million of covenants not-to-compete and $6 million of trade name. The goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and $166 million is tax deductible and $159 million is not tax deductible.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deffenbaugh Disposal, Inc. (“Deffenbaugh”) — On March 26, 2015, we acquired Deffenbaugh, one of the largest privately owned collection and disposal firms in the Midwest, for total consideration, net of cash acquired, of $400 million. Deffenbaugh’s assets include collection operations, transfer stations, recycling facilities and landfills. The acquisition accounting for this transaction was finalized in the first quarter of 2016. There were no significant measurement period adjustments recorded in 2016.

Total consideration for Deffenbaugh was allocated to $207 million of property and equipment, $159 million in goodwill, $100 million in other intangible assets, $50 million in other assets, including $15 million cash acquired, and $101 million in total liabilities. Goodwill has been assigned to our Areas, primarily Tier 3 and to a lesser extent Tier 1, and is not tax deductible.

The following table presents the fair value assigned to other intangible assets for the Deffenbaugh and SWS acquisitions, respectively, (amounts in millions, except for amortization periods):

	Deffenbaugh		SWS
	Amount	Weighted Average Amortization Periods (in Years)	Amount	Weighted Average Amortization Periods (in Years)
Customer relationships	$94	15.0	$160	10.0
Noncompete agreements	—	—	18	5.0
Trade name	6	15.0	4	10.0

Total other intangible assets subject to amortization	$100	15.0	$182	9.5

The following pro forma consolidated results of operations for the years ended December 31 have been prepared as if the acquisitions of Deffenbaugh and SWS occurred at January 1, 2015 (in millions, except per share amounts):

	2016	2015
Operating revenues	$13,611	$13,137
Net income attributable to Waste Management, Inc.	1,182	751
Basic earnings per common share	2.67	1.66
Diluted earnings per common share	2.65	1.65

During the year ended December 31, 2014, we acquired 15 businesses related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $32 million, which included $26 million in cash paid and a liability for contingent consideration with a preliminary estimated fair value of $6 million. Our estimated maximum obligations for the contingent cash payments were $6 million at the dates of acquisition. As of December 31, 2014, we had paid $4 million of this contingent consideration. In 2014, we also paid $5 million of contingent consideration associated with acquisitions completed prior to 2014.

Total consideration for our 2014 acquisitions was primarily allocated to $6 million of property and equipment, $9 million of other intangible assets and $17 million of goodwill. Other intangible assets included $7 million of customer and supplier relationships and $2 million of covenants not-to-compete. The goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divestitures

In 2016 and 2015, the aggregate sales price for divestitures of operations was $2 million and $79 million and we recognized net losses of $9 million and net gains of $7 million, respectively. These divestitures were made as part of our continuous focus on improving or divesting certain non-strategic or underperforming operations. The remaining amounts reported in the Consolidated Statements of Cash Flows generally relate to the sale of fixed assets.

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

On December 19, 2014, we sold our Wheelabrator business to an affiliate of Energy Capital Partners and received cash proceeds of $1.95 billion, net of cash divested, subject to certain post-closing adjustments. We recognized a gain of $519 million on this sale which is included within “(Income) expense from divestitures, asset impairments and unusual items” in the Consolidated Statement of Operations. For the year ended December 31, 2015, net adjustments to this gain were immaterial on a pre-tax basis. In conjunction with the sale, the Company entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. See Note 11 for further discussion of these agreements.

During 2014, we also sold our Puerto Rico operations and received proceeds of $80 million, consisting of $65 million of cash and $15 million of preferred stock and recognized a loss of $25 million. In addition, we sold certain landfill and collection operations in our Eastern Canada Area and received cash proceeds of $39 million and recognized a gain of $18 million. The gain or loss on these divestitures is included within “(Income) expense from divestitures, asset impairments and unusual items” in the Consolidated Statement of Operations. The remaining proceeds from divestitures in 2014 were comprised substantially of cash.

20. Variable Interest Entities

Following is a description of our financial interests in both consolidated and unconsolidated variable interest entities that we consider significant:

Unconsolidated Variable Interest Entities

Low-Income Housing Properties and Refined Coal Facility Investments — We have significant financial interests in entities established to invest in and manage low-income housing properties and a refined coal facility. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. We do not consolidate these entities as we have determined we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. As of December 31, 2016 and 2015, our aggregate investment balance in these two entities was $84 million and $110 million, respectively. The debt balance related to our investment in low-income housing properties was $57 million and $80 million at December 31, 2016 and 2015, respectively. Additional information related to these investments is discussed in Note 9.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations — We have significant financial interests in trust funds that were created to settle certain of our final capping, closure, post-closure or environmental remediation obligations. Certain of the funds have been established for the benefit

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of both the Company and the host community in which we operate. We have determined that these trust funds are variable interest entities; however, we do not consolidate these trust funds as we are not the primary beneficiary of these entities because either (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in “Other receivables,” “Investments in unconsolidated entities” and long-term “Other assets” in our Consolidated Balance Sheets, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $93 million as of December 31, 2016 and 2015.

As the party with primary responsibility to fund the related final capping, closure, post-closure or environmental remediation activities for these trust funds, we are exposed to risk of loss as a result of potential changes in the fair value of the assets of the trust. We currently expect the trust funds to continue to meet the statutory requirements for which they were established.

Consolidated Variable Interest Entities

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations — We also have significant financial interests in trust funds that were created to settle certain of our final capping, closure, post-closure or environmental remediation obligations of which we are the sole beneficiary of these restricted balances. We have determined that these trust funds are variable interest entities and we consolidate these trust funds as we are the primary beneficiary. We account for the trust funds for which we are the sole beneficiary as long-term “Other assets” in our Consolidated Balance Sheets. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of “Accumulated other comprehensive income (loss).” These trusts had a fair value of $95 million and $94 million at December 31, 2016 and 2015, respectively.

We are also the party with primary responsibility to fund the related final capping, closure, post-closure or environmental remediation activities for these trust funds and we are exposed to risk of loss as a result of potential changes in the fair value of the assets of the trust. We currently expect the trust funds to continue to meet the statutory requirements for which they were established.

Waste-to-Energy LLCs — In June 2000, two limited liability companies were established to purchase interests in existing leveraged lease financings at three waste-to-energy facilities that we leased, operated and maintained. We initially owned a 0.5% interest in one of the LLCs (“LLC I”) and a 0.25% interest in the second LLC (“LLC II”). John Hancock Life Insurance Company (“Hancock”) owned 99.5% of LLC I and 99.75% of LLC II was owned by LLC I and the CIT Group (“CIT”). We determined that we were the primary beneficiary of the LLCs and consolidated these entities in our Consolidated Financial Statements because (i) all of the equity owners of the LLCs were considered related parties for purposes of applying this accounting guidance; (ii) the equity owners shared power over the significant activities of the LLCs and (iii) we were the entity within the related party group whose activities were most closely associated with the LLCs. During the year ended December 31, 2014 we recognized a reduction in earnings of $39 million for Hancock’s and CIT’s noncontrolling interests in the LLCs’ earnings, which was included in our consolidated net income. The LLCs’ earnings related to the rental income generated from leasing the facilities to our subsidiaries, reduced by depreciation expense. The LLCs’ rental income was eliminated in WM’s consolidation.

In December 2014, we purchased the noncontrolling interests in the LLCs from Hancock and CIT. The LLCs were then subsequently sold as part of the divestiture of our Wheelabrator business. See Note 19 for further discussion of the sale of our Wheelabrator business.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Segment and Related Information

We evaluate, oversee and manage the financial performance of our Solid Waste subsidiaries through our 17 Areas. The 17 Areas constitute our operating segments and none of the Areas individually meet the quantitative criteria to be a separate reportable segment. We have evaluated the aggregation criteria and concluded that, based on the similarities between our Areas, including the fact that our Solid Waste business is homogenous across geographies with the same services offered across the Areas, aggregation of our Areas is appropriate for purposes of presenting our reportable segments. Accordingly, we have aggregated our 17 Areas into three tiers that we believe have similar economic characteristics and future prospects based in large part on a review of the Areas’ income from operations margins. The economic variations experienced by our Areas is attributable to a variety of factors, including regulatory environment of the Area; economic environment of the Area, including level of commercial and industrial activity; population density; service offering mix and disposal logistics, with no one factor being singularly determinative of an Area’s current or future economic performance.

In 2015, we analyzed the Areas’ income from operations margins for purposes of segment reporting and realigned our Solid Waste tiers to reflect recent changes in their relative economic characteristics and prospects. These changes were the result of various factors including acquisitions, divestitures, business mix and the economic climate of various geographies. In 2016, there were no realignments of our Solid Waste tiers.

Tier 1 is comprised of our operations across the Southern United States, with the exception of Southern California and the Florida peninsula and also includes the New England states, the tri-state area of Michigan, Indiana and Ohio and Western Canada. Tier 2 includes Southern California, Eastern Canada, Wisconsin, Minnesota and a portion of the lower Mid-Atlantic region of the United States. Tier 3 encompasses all the remaining operations including the Pacific Northwest and Northern California, the majority of the Mid-Atlantic region of the United States, the Florida peninsula, Illinois and Missouri.

Our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants, was a separate reportable segment until the sale of the business in 2014, as it met the quantitative disclosure thresholds.

The operating segments not evaluated and overseen through the 17 Areas are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments as of and for the years ended December 31 is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues(c)	Net Operating Revenues	Income from Operations (d),(e)	Depreciation and Amortization	Capital Expenditures (f)	Total Assets (g),(h)
2016
Solid Waste:
Tier 1	$5,241	$(911)	$4,330	$1,430	$424	$452	$6,188
Tier 2	3,391	(620)	2,771	604	280	295	5,488
Tier 3	5,336	(921)	4,415	912	440	451	6,571
Other(a)	2,278	(185)	2,093	(100)	101	104	1,489

	16,246	(2,637)	13,609	2,846	1,245	1,302	19,736
Corporate and Other(b)	—	—	—	(550)	56	45	1,401

Total	$16,246	$(2,637)	$13,609	$2,296	$1,301	$1,347	$21,137

2015
Solid Waste:
Tier 1	$5,083	$(856)	$4,227	$1,290	$428	$382	$6,098
Tier 2	3,304	(613)	2,691	629	280	251	5,394
Tier 3	4,898	(813)	4,085	808	379	412	5,930
Other(a)	2,065	(107)	1,958	(160)	94	128	1,701

	15,350	(2,389)	12,961	2,567	1,181	1,173	19,123
Corporate and Other(b)	—	—	—	(522)	64	56	1,783

Total	$15,350	$(2,389)	$12,961	$2,045	$1,245	$1,229	$20,906

2014
Solid Waste:
Tier 1	$5,117	$(834)	$4,283	$1,301	$408	$388	$6,150
Tier 2	3,516	(663)	2,853	711	287	223	5,648
Tier 3	4,816	(786)	4,030	787	361	351	5,449
Other(a)	2,191	(76)	2,115	(400)	128	134	1,791
Wheelabrator	817	(102)	715	669	37	11	—

	16,457	(2,461)	13,996	3,068	1,221	1,107	19,038
Corporate and Other(b)	—	—	—	(769)	71	74	2,805

Total	$16,457	$(2,461)	$13,996	$2,299	$1,292	$1,181	$21,843

(a)	Our “Other” net operating revenues and “Other” income from operations include (i) our Strategic Business Solutions (“WMSBS”) organization; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental Services and WM Renewable Energy organizations that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) our expanded service offerings and solutions, such as portable self-storage and long distance moving services, fluorescent lamp recycling and interests we hold in oil and gas producing properties. In addition, our “Other” income from operations reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business.
(b)

Corporate operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and other” also includes costs

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.
(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(d)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 3.
(e)	The income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. In 2014, we recognized a $519 million gain on the sale of our Wheelabrator business. Refer to Notes 12 and 13 for explanations of certain other transactions and events affecting our operating results.
(f)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.
(g)	The reconciliation of total assets reported above to “Total assets” in the Consolidated Balance Sheets is as follows (in millions):

	December 31,
	2016	2015	2014
Total assets, as reported above	$21,137	$20,906	$21,843
Elimination of intercompany investments and advances	(278)	(539)	(591)

Total assets, per Consolidated Balance Sheet	$20,859	$20,367	$21,252

(h)	Goodwill is included within each segment’s total assets. For segment reporting purposes, our material recovery facilities are included as a component of their respective Areas and our recycling brokerage services is included as part of our “Other” operations. The goodwill associated with our acquisition of Deffenbaugh in 2015 has been assigned to our Areas, primarily Tier 3 and to a lesser extent Tier 1. The goodwill associated with our acquisition of SWS in 2016 has been assigned to our Florida Area, in Tier 3. Other adjustments in 2016 relate to the finalization of purchase accounting for acquisitions executed in 2015. These adjustments primarily resulted in a decrease in the related contingent consideration liability. See Note 19 for additional information on our acquisitions. The following table presents changes in goodwill during 2015 and 2016 by reportable segment (in millions):

	Solid Waste
	Tier 1	Tier 2	Tier 3	Other	Total
Balance, December 31, 2014	$2,178	$1,795	$1,662	$105	$5,740
Acquired goodwill	27	42	151	105	325
Divested goodwill	—	(6)	(1)	—	(7)
Foreign currency translation	(15)	(59)	—	—	(74)

Balance, December 31, 2015	$2,190	$1,772	$1,812	$210	$5,984
Acquired goodwill	11	12	254	3	280
Divested goodwill	—	—	(1)	—	(1)
Impairments	—	—	—	(12)	(12)
Foreign currency translation	2	10	—	—	12
Other adjustments	—	(2)	—	(46)	(48)

Balance, December 31, 2016	$2,203	$1,792	$2,065	$155	$6,215

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business for the years ended December 31 are as follows (in millions):

	2016	2015	2014
Commercial	$3,480	$3,332	$3,393
Residential	2,487	2,499	2,543
Industrial	2,412	2,252	2,231
Other	423	356	340

Total collection	8,802	8,439	8,507
Landfill	3,110	2,919	2,849
Transfer	1,512	1,377	1,353
Recycling	1,221	1,163	1,370
Other(a)	1,601	1,452	1,561
Wheelabrator	—	—	817
Intercompany(b)	(2,637)	(2,389)	(2,461)

Total	$13,609	$12,961	$13,996

(a)	The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our Energy and Environmental Services organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) our expanded service offerings and solutions, such as portable self-storage and long distance moving services, and interests we hold in oil and gas producing properties.
(b)	Intercompany revenues between lines of business are eliminated within the Consolidated Financial Statements included herein.

Net operating revenues relating to operations in the United States and Puerto Rico, and Canada for the years ended December 31 are as follows (in millions):

	2016	2015	2014
United States and Puerto Rico(a)	$12,915	$12,196	$13,064
Canada	694	765	932

Total	$13,609	$12,961	$13,996

(a)	We sold our Puerto Rico operations in 2014. Refer to Note 19 for additional information.

Property and equipment, net of accumulated depreciation and amortization, relating to operations in the United States and Puerto Rico, and Canada for the years ended December 31 are as follows (in millions):

	2016	2015	2014
United States and Puerto Rico(a)	$10,040	$9,778	$9,586
Canada	910	887	1,071

Total	$10,950	$10,665	$10,657

(a)	We sold our Puerto Rico operations in 2014. Refer to Note 19 for additional information.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2016 and 2015 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Operating revenues	$3,176	$3,425	$3,548	$3,460
Income from operations	508	611	560	617
Consolidated net income	256	286	304	334
Net income attributable to Waste Management, Inc.	258	287	302	335
Basic earnings per common share	0.58	0.65	0.68	0.76
Diluted earnings per common share	0.58	0.64	0.68	0.75

2015
Operating revenues	$3,040	$3,315	$3,360	$3,246
Income from operations	440	502	601	502
Consolidated net income (loss)	(131)	273	337	273
Net income (loss) attributable to Waste Management, Inc.	(129)	274	335	273
Basic earnings (loss) per common share	(0.28)	0.60	0.75	0.61
Diluted earnings (loss) per common share	(0.28)	0.60	0.74	0.61

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

Second Quarter 2016

•	The recognition of pre-tax charges of $45 million, primarily related to the impairment of minority-owned, cost method investments in waste diversion technology companies. These impairments were substantially nondeductible for income taxes and had a negative impact of $0.10 on our diluted earnings per share.

Third Quarter 2016

•	The recognition of pre-tax charges of $106 million consisting primarily of (i) a $43 million impairment due to a loss of expected volumes for a landfill; (ii) a $42 million charge to adjust our subsidiary’s estimated environmental remediation liability related to a closed site in Harris County, Texas; (iii) a $10 million goodwill impairment charge related to our LampTracker® reporting unit and (iv) an $8 million loss on the sale of a majority-owned organics company. These charges had a negative impact of $0.16 on our diluted earnings per share.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

First Quarter 2015

•	The recognition of a pre-tax loss of $550 million associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through make-whole redemption and cash tender offers. These charges had a negative impact of $0.74 on our diluted loss per share.

•	The recognition of pre-tax charges of $14 million associated with divestitures, impairments and restructuring, which include a $7 million net loss associated with the sale of our Wheelabrator business in December 2014 and a $5 million impairment charge related to a landfill in our Western Canada Area. These charges had a negative impact of $0.03 on our diluted loss per share.

Second Quarter 2015

•	The recognition of a $55 million charge associated with the withdrawal from certain underfunded Multiemployer Pension Plans had a negative impact of $0.07 on our diluted earnings per share.

•	The recognition of net pre-tax losses of $6 million primarily related to the impairment of various recycling assets and certain adjustments associated with the sale of our Wheelabrator business. Combined, these charges had a favorable after-tax impact of $0.01 on our diluted earnings per share.

Fourth Quarter 2015

•	The recognition of $70 million of pre-tax charges primarily to impair our oil and gas producing properties, which negatively affected our diluted earnings per share by $0.09.

•	The recognition of $8 million of pre-tax restructuring charges and a $4 million other-than-temporary decline in the value of a minority-owned, cost method investment in a waste diversion technology company. These charges had a negative impact of $0.02 on our diluted earnings per share.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2016

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$32	$—	$32
Other current assets	5	5	2,334	—	2,344

	5	5	2,366	—	2,376
Property and equipment, net	—	—	10,950	—	10,950
Investments in affiliates	19,924	20,331	—	(40,255)	—
Advances to affiliates(a)	—	—	13,000	(13,000)	—
Other assets	14	30	7,489	—	7,533

Total assets	$19,943	$20,366	$33,805	$(53,255)	$20,859

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$269	$—	$148	$—	$417
Accounts payable and other current liabilities	81	9	2,287	—	2,377

	350	9	2,435	—	2,794
Long-term debt, less current portion(a)	6,229	304	2,360	—	8,893
Due to affiliates(a)	13,350	128	5,299	(18,777)	—
Other liabilities	16	—	3,836	—	3,852

Total liabilities	19,945	441	13,930	(18,777)	15,539
Equity:
Stockholders’ equity	5,297	19,925	20,330	(40,255)	5,297
Advances to affiliates	(5,299)	—	(478)	5,777	—
Noncontrolling interests	—	—	23	—	23

	(2)	19,925	19,875	(34,478)	5,320

Total liabilities and equity	$19,943	$20,366	$33,805	$(53,255)	$20,859

(a)	In conjunction with the preparation of our June 30, 2016 Condensed Consolidating Balance Sheet, we identified and corrected the presentation of $126 million of tax-exempt bonds previously reported in Non-Guarantor Subsidiaries’ rather than WM’s “Long-term debt, less current portion,” which had corresponding impacts on “Advances to affiliates” and “Due to affiliates.” This immaterial correction has been reflected in our 2016 Condensed Consolidating Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2015

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$39	$—	$39
Other current assets	3	6	2,297	—	2,306

	3	6	2,336	—	2,345
Property and equipment, net	—	—	10,665	—	10,665
Investments in affiliates(b)	18,557	18,925	—	(37,482)	—
Advances to affiliates	—	—	12,113	(12,113)	—
Other assets	23	29	7,305	—	7,357

Total assets	$18,583	$18,960	$32,419	$(49,595)	$20,367

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$41	$—	$212	$—	$253
Accounts payable and other current liabilities	83	9	2,165	—	2,257

	124	9	2,377	—	2,510
Long-term debt, less current portion	5,801	304	2,571	—	8,676
Due to affiliates(b)	12,588	76	5,299	(17,963)	—
Other liabilities	24	—	3,790	—	3,814

Total liabilities	18,537	389	14,037	(17,963)	15,000
Equity:
Stockholders’ equity	5,345	18,571	18,911	(37,482)	5,345
Advances to affiliates(b)	(5,299)	—	(551)	5,850	—
Noncontrolling interests	—	—	22	—	22

	46	18,571	18,382	(31,632)	5,367

Total liabilities and equity	$18,583	$18,960	$32,419	$(49,595)	$20,367

(b)	In conjunction with the preparation of our September 30, 2016 Condensed Consolidating Balance Sheet, we identified $5.9 billion of intercompany loans between WM and Non-Guarantor Subsidiaries previously included in “Due to affiliates” and “Advances to affiliates” that based on intent are not expected to be collected, and as such are being presented as part of “Equity” in WM’s and Non-Guarantor Subsidiaries’ balance sheet. Accordingly, the 2015 Condensed Consolidating Balance Sheet included herein has been revised to reflect this presentation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2016
Operating revenues	$—	$—	$13,609	$—	$13,609
Costs and expenses	—	—	11,313	—	11,313

Income from operations	—	—	2,296	—	2,296

Other income (expense):
Interest expense, net	(303)	(20)	(53)	—	(376)
Loss on early extinguishment of debt	(1)	—	(3)	—	(4)
Equity in earnings of subsidiaries, net of tax provision	1,367	1,381	—	(2,748)	—
Other, net	—	—	(94)	—	(94)

	1,063	1,361	(150)	(2,748)	(474)

Income before income taxes	1,063	1,361	2,146	(2,748)	1,822
Provision for (benefit from) income taxes	(119)	(8)	769	—	642

Consolidated net income	1,182	1,369	1,377	(2,748)	1,180
Less: Net income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to Waste Management, Inc.	$1,182	$1,369	$1,379	$(2,748)	$1,182

Year Ended December 31, 2015
Operating revenues	$—	$—	$12,961	$—	$12,961
Costs and expenses	—	(1)	10,917	—	10,916

Income from operations	—	1	2,044	—	2,045

Other income (expense):
Interest expense, net	(298)	(22)	(65)	—	(385)
Loss on early extinguishment of debt	(500)	(52)	(3)	—	(555)
Equity in earnings of subsidiaries, net of tax provision	1,245	1,289	—	(2,534)	—
Other, net	—	—	(45)	—	(45)

	447	1,215	(113)	(2,534)	(985)

Income before income taxes	447	1,216	1,931	(2,534)	1,060
Provision for (benefit from) income taxes	(306)	(29)	643	—	308

Consolidated net income	753	1,245	1,288	(2,534)	752
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to Waste Management, Inc.	$753	$1,245	$1,289	$(2,534)	$753

Year Ended December 31, 2014
Operating revenues	$—	$—	$13,996	$—	$13,996
Costs and expenses	—	(459)	12,156	—	11,697

Income from operations	—	459	1,840	—	2,299

Other income (expense):
Interest expense, net	(351)	(31)	(84)	—	(466)
Equity in earnings of subsidiaries, net of tax provision	1,510	1,070	—	(2,580)	—
Other, net	—	—	(82)	—	(82)

	1,159	1,039	(166)	(2,580)	(548)

Income before income taxes	1,159	1,498	1,674	(2,580)	1,751
Provision for (benefit from) income taxes	(139)	(12)	564	—	413

Consolidated net income	1,298	1,510	1,110	(2,580)	1,338
Less: Net income (loss) attributable to noncontrolling interests	—	—	40	—	40

Net income attributable to Waste Management, Inc.	$1,298	$1,510	$1,070	$(2,580)	$1,298

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2016
Comprehensive income	$1,189	$1,369	$1,417	$(2,748)	$1,227
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive income attributable to Waste Management, Inc.	$1,189	$1,369	$1,419	$(2,748)	$1,229

Year Ended December 31, 2015
Comprehensive income	$762	$1,245	$1,129	$(2,534)	$602
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income attributable to Waste Management, Inc.	$762	$1,245	$1,130	$(2,534)	$603

Year Ended December 31, 2014
Comprehensive income	$1,300	$1,510	$977	$(2,580)	$1,207
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	40	—	40

Comprehensive income attributable to Waste Management, Inc.	$1,300	$1,510	$937	$(2,580)	$1,167

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	WM(c)	WM Holdings(c)	Non-Guarantor Subsidiaries(c)	Eliminations	Consolidated
Year Ended December 31, 2016
Cash flows from operating activities:
Consolidated net income	$1,182	$1,369	$1,377	$(2,748)	$1,180
Equity in earnings of subsidiaries, net of tax provision	(1,367)	(1,381)	—	2,748	—
Other adjustments	185	12	1,583	—	1,780

Net cash provided by operating activities	—	—	2,960	—	2,960

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(611)	—	(611)
Capital expenditures	—	—	(1,339)	—	(1,339)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	43	—	43
Net receipts from restricted trust and escrow accounts and other, net	—	—	(25)	—	(25)

Net cash provided by (used in) investing activities	—	—	(1,932)	—	(1,932)

Cash flows from financing activities:
New borrowings	—	—	3,057	—	3,057
Debt repayments	—	—	(2,682)	—	(2,682)
Premiums paid on early extinguishment of debt	—	—	(2)	—	(2)
Common stock repurchase program	—	—	(725)	—	(725)
Cash dividends	—	—	(726)	—	(726)
Exercise of common stock options	—	—	63	—	63
Other, net	—	—	(20)	—	(20)
(Increase) decrease in intercompany and investments, net	—	—	—	—	—

Net cash provided by (used in) financing activities	—	—	(1,035)	—	(1,035)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	—	(7)	—	(7)
Cash and cash equivalents at beginning of year	—	—	39	—	39

Cash and cash equivalents at end of year	$—	$—	$32	$—	$32

(c)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	WM(d)	WM Holdings(d)	Non-Guarantor Subsidiaries(d)	Eliminations	Consolidated
Year Ended December 31, 2015
Cash flows from operating activities:
Consolidated net income	$753	$1,245	$1,288	$(2,534)	$752
Equity in earnings of subsidiaries, net of tax provision	(1,245)	(1,289)	—	2,534	—
Other adjustments	492	44	1,210	—	1,746

Net cash provided by operating activities	—	—	2,498	—	2,498

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(554)	—	(554)
Capital expenditures	—	—	(1,233)	—	(1,233)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	145	—	145
Net receipts from restricted trust and escrow accounts and other, net	—	—	34	—	34

Net cash provided by (used in) investing activities	—	—	(1,608)	—	(1,608)

Cash flows from financing activities:
New borrowings	—	—	2,337	—	2,337
Debt repayments	—	—	(2,764)	—	(2,764)
Premiums paid on early extinguishment of debt	—	—	(555)	—	(555)
Common stock repurchase program	—	—	(600)	—	(600)
Cash dividends	—	—	(695)	—	(695)
Exercise of common stock options	—	—	77	—	77
Other, net	—	—	45	—	45
(Increase) decrease in intercompany and investments, net	(1,235)	—	1,235	—	—

Net cash provided by (used in) financing activities	(1,235)	—	(920)	—	(2,155)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	(1,235)	—	(33)	—	(1,268)
Cash and cash equivalents at beginning of year	1,235	—	72	—	1,307

Cash and cash equivalents at end of year	$—	$—	$39	$—	$39

(d)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries. We have revised the prior year presentation to reflect all relevant cash flow activities in the Non-Guarantor Subsidiaries column.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

	WM(e)	WM Holdings(e)	Non-Guarantor Subsidiaries(e)	Eliminations	Consolidated
Year Ended December 31, 2014
Cash flows from operating activities:
Consolidated net income	$1,298	$1,510	$1,110	$(2,580)	$1,338
Equity in earnings of subsidiaries, net of tax provision	(1,510)	(1,070)	—	2,580	—
Other adjustments	212	(440)	1,221	—	993

Net cash provided by operating activities	—	—	2,331	—	2,331

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(35)	—	(35)
Capital expenditures	—	—	(1,151)	—	(1,151)
Proceeds from divestitures of businesses and other assets (net of cash divested)	—	—	2,253	—	2,253
Net receipts from restricted trust and escrow accounts and other, net	—	—	(72)	—	(72)

Net cash provided by (used in) investing activities	—	—	995	—	995

Cash flows from financing activities:
New borrowings	—	—	2,817	—	2,817
Debt repayments	—	—	(3,568)	—	(3,568)
Common stock repurchase program	—	—	(600)	—	(600)
Cash dividends	—	—	(693)	—	(693)
Exercise of common stock options	—	—	93	—	93
Other, net	—	—	(121)	—	(121)
(Increase) decrease in intercompany and investments, net	1,235	—	(1,235)	—	—

Net cash provided by (used in) financing activities	1,235	—	(3,307)	—	(2,072)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)

Increase (decrease) in cash and cash equivalents	1,235	—	14	—	1,249
Cash and cash equivalents at beginning of year	—	—	58	—	58

Cash and cash equivalents at end of year	$1,235	$—	$72	$—	$1,307

(e)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries. We have revised the prior year presentation to reflect all relevant cash flow activities in the Non-Guarantor Subsidiaries column.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24. New Accounting Standards Pending Adoption (Unaudited)

Income Taxes — In October 2016, the FASB issued amended authoritative guidance associated with the timing of recognition of income taxes for intra-entity transfers of assets other than inventory. The amended guidance requires the recognition of income taxes when the transfer of the asset occurs, which replaces current U.S. Generally Accepted Accounting Principles (“GAAP”) that defers the recognition of income taxes until the transferred asset is sold to a third party or otherwise recovered through use. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. We are in the process of assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Statement of Cash Flows — In August 2016, the FASB issued amended authoritative guidance associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued additional guidance on the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of both amendments was to reduce existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018, with early adoption permitted. We are in the process of assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued amended authoritative guidance associated with the measurement of credit losses on financial instruments. The amended guidance replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance is effective for the Company on January 1, 2020, with early adoption permitted beginning January 1, 2019. We are assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements.

Stock Compensation — In March 2016, the FASB issued amended authoritative guidance associated with stock-based compensation as part of its simplification initiative to reduce the cost and complexity of compliance with GAAP, while maintaining or improving the usefulness of the information provided. The amended guidance changes both the accounting and financial reporting for certain income tax impacts of stock-based compensation. All excess tax benefits and tax deficiencies will be required to be recognized as an income tax benefit or provision rather than as a component of equity. The guidance also provides for changes in the calculation of forfeitures related to the expense of stock-based compensation. The amended guidance is effective for the Company on January 1, 2017. The adoption of this amended guidance will not have a material impact on our consolidated financial statements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for the Company on January 1, 2018, with early adoption permitted. We are assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements.

Revenue Recognition — In May 2014, the FASB issued amended authoritative guidance associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented (“full retrospective method”) or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption (“modified retrospective method”).

To assess the impact of the standard, we utilized internal resources to lead the implementation effort and supplemented them with external resources. Our internal resources read the amended guidance, attended trainings and consulted with non-authoritative groups to assist with interpretation of the amended guidance. Surveys were sent to and returned by all operating segments to assess the potential impact of the amended guidance and to tailor specific procedures to evaluate the potential impact. Based on the results of these surveys, we judgmentally selected a sample of contracts based on size and specifically identified contract traits that could be accounted for differently under the amended guidance. We also selected a representative sample of contracts to corroborate the survey results. We have completed our preliminary review of all contracts and are in the process of compiling and summarizing the results to determine whether additional review and analysis is necessary.

Based on our work to date, we believe we have identified all material contract types and costs that may be impacted by this amended guidance. We expect to quantify and disclose the expected impact, if any, of adopting this amended guidance in the third quarter Form 10-Q. While we are still evaluating the impact of the amended guidance, we currently do not expect it to have a material impact on operating revenues.

Upon adoption of the amended guidance, we anticipate recognizing an asset from the capitalization of sales incentives as contract acquisitions costs. Under the amended guidance, sales incentives will be capitalized and amortized over the expected life of the customer relationship. Currently, the Company expenses approximately $65 million in sales incentives annually. As noted above, we are still evaluating other possible impacts on our consolidated financial statements, including potential changes in the classification of certain revenue streams currently reported on a gross basis and on our disclosures. The Company is also currently planning to adopt the amended guidance using the modified retrospective method as of January 1, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2016 (the end of the period covered by this Annual Report on Form 10-K).

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Item 8. Financial Statements and Supplementary Data of this report. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016 as stated in their report, which appears in Item 8 of this report.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2016. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers,” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 12, 2017. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

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
James C. Fish, Jr. President, Chief Executive Officer and Director

Date: February 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. FISH, JR. James C. Fish, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2017

/s/ DEVINA A. RANKIN Devina A. Rankin	Vice President, Treasurer and Acting Chief Financial Officer (Principal Financial Officer)	February 16, 2017

/s/ DARREN K. SHADE Darren K. Shade	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2017

/s/ BRADBURY H. ANDERSON Bradbury H. Anderson	Director	February 16, 2017

/s/ FRANK M. CLARK, JR. Frank M. Clark	Director	February 16, 2017

/s/ ANDRÉS R. GLUSKI Andrés R. Gluski	Director	February 16, 2017

/s/ PARTICK W. GROSS Patrick W. Gross	Director	February 16, 2017

/s/ VICTORIA M. HOLT Victoria M. Holt	Director	February 16, 2017

/s/ KATHLEEN M. MAZZARELLA Kathleen M. Mazzarella	Director	February 16, 2017

/s/ JOHN C. POPE John C. Pope	Director	February 16, 2017

/s/ THOMAS H. WEIDEMEYER Thomas H. Weidemeyer	Director	February 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

We have audited the consolidated financial statements of Waste Management, Inc. as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and have issued our report thereon dated February 16, 2017 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 16, 2017

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

	Balance Beginning of Year	Charged to Income	Accounts Written Off/Use of Reserve	Balance End of Year
2014 — Reserves for doubtful accounts(a)	$34	$42	$(45)	$31
2015 — Reserves for doubtful accounts(a)	$31	$36	$(42)	$25
2016 — Reserves for doubtful accounts(a)	$25	$42	$(43)	$24
2014 — Merger and restructuring accruals(b)	$14	$82	$(51)	$45
2015 — Merger and restructuring accruals(b)	$45	$15	$(47)	$13
2016 — Merger and restructuring accruals(b)	$13	$4	$(10)	$7

(a)	Includes reserves for doubtful accounts receivable and notes receivable.
(b)	Included in “Accrued liabilities” in our Consolidated Balance Sheets. These accruals represent employee severance and benefit costs and transitional costs.

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	—	Third Restated Certificate of Incorporation of Waste Management, Inc. [incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010].

3.2	—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Form 8-K dated November 10, 2015].

4.1	—	Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].

4.2	—	Third Restated Certificate of Incorporation of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2014].

4.3	—	Amended and Restated By-laws of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2014].

4.4	—	Indenture for Subordinated Debt Securities dated February 3, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8-K dated February 7, 1997].

4.5	—	Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8-K dated September 10, 1997].

4.6	—	Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of Waste Management, Inc.’s 2.400% Senior Notes due 2023 [incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2016.]

4.7	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of Waste Management, Inc.’s 2.400% Senior Notes due 2023 [incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended June 30, 2016].

4.8*	—	Schedule of Officers’ Certificates delivered pursuant to Section 301 of the Indenture dated September 10, 1997 establishing the terms and form of Waste Management, Inc.’s Senior Notes. Waste Management and its subsidiaries are parties to debt instruments that have not been filed with the SEC under which the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of Waste Management and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Waste Management agrees to furnish a copy of such instruments to the SEC upon request.

10.1†	—	2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 13, 2014].

10.2†	—	2009 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].

10.3†	—	2005 Annual Incentive Plan [incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].

10.4†	—	Waste Management, Inc. Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 15, 2015].

10.5†	—	First Amendment to Waste Management, Inc. Employee Stock Purchase Plan effective as of July 1, 2015 [incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2015].

10.6†	—	Waste Management, Inc. 409A Deferral Savings Plan as Amended and Restated effective January 1, 2014 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014].

10.7	—	$2.25 Billion Third Amended and Restated Revolving Credit Agreement dated as of July 10, 2015 by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as syndication agents, BNP Paribas, Citibank, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Bank, Ltd., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as lead arrangers and joint bookrunners [incorporated by reference to Exhibit 10.1 to Form 8-K dated July 10, 2015].

10.8	—	CDN$650 Million Credit Facilities Credit Agreement by and among Waste Management of Canada Corporation and WM Quebec Inc., as borrowers, Waste Management, Inc. and Waste Management Holdings, Inc., as guarantors, The Bank of Nova Scotia, as administrative agent, JP Morgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank, National Association, as co-syndication agents, the Bank of Nova Scotia, J.P. Morgan Securities LLC, Merrill, Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners and the Lenders from time to time party thereto [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2013].

10.9	—	First Amendment Agreement to CDN$650 Credit Facilities Credit Agreement by and among Waste Management of Canada Corporation and WM Quebec Inc., as borrowers, Waste Management, Inc. and Waste Management Holdings, Inc., as guarantors, the Lenders from time to time party thereto, and The Bank of Nova Scotia, as administrative agent [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2013].

10.10	—	CDN$509,500,000 Credit Facilities Amended and Restated Credit Agreement by and among Waste Management of Canada Corporation and WM Quebec Inc., as borrowers, Waste Management, Inc. and Waste Management Holdings, Inc., as guarantors, The Bank of Nova Scotia, as administrative agent, JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank Canada Branch, as co-syndication agents, The Bank of Nova Scotia, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners and the Lenders from time to time party thereto [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 24, 2016].

10.11*	—	Commercial Paper Dealer Agreement, substantially in the form as executed with each of Mizuho Securities USA Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC, as Dealer, dated August 22, 2016.

10.12*	—	Commercial Paper Issuing and Paying Agent Agreement between Waste Management, Inc. and Bank of America, National Association dated August 15, 2016.

10.13†	—	Employment Agreement between the Company and David Steiner dated May 6, 2002 [incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2002].

10.14†	—	Separation and Release Agreement between the Company and David Steiner dated January 6, 2017 [incorporated by reference to Exhibit 10.1 to Form 8-K dated January 6, 2017].

10.15†	—	Employment Agreement between the Company and James E. Trevathan dated June 1, 2000 [incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2000].

10.16†	—	Amendment to Employment Agreement between the Company and James E. Trevathan [incorporated by reference to Exhibit 10.3 to Form 8-K dated March 9, 2011].

10.17†	—	Employment Agreement between the Company and James C. Fish, Jr. dated August 15, 2011 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2011].

10.18†	—	First Amendment to Employment Agreement between the Company and James C. Fish, Jr. dated July 20, 2012 [incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2012].

10.19†	—	Employment Agreement between the Company and Jeff Harris dated December 1, 2006 [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 1, 2006].

10.20†	—	Amendment to Employment Agreement by and between the Company and Jeff Harris [incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 30, 2011].

10.21†	—	Employment Agreement between the Company and John Morris dated June 18, 2012 [incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2012].

10.22†	—	Employment Agreement between the Company and Barry H. Caldwell dated September 23, 2002 [incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2002].

10.23†*	—	Employment Offer Letter to Charles Boettcher dated August 5, 2016.

10.24†	—	Employment Agreement between the Company and Puneet Bhasin dated December 7, 2009 [incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2009].

10.25†	—	Employment Agreement between the Company and Mark Schwartz dated July 5, 2012 [incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2012].

10.26†*	—	Separation and Release Agreement between USA Waste Management Resources, LLC and Mark Schwartz dated January 1, 2017.

10.27†	—	Employment Agreement between the Company and Don P. Carpenter dated July 31, 2000, as amended by First Amendment to Employment Agreement between USA Waste-Management Resources, LLC and Don P. Carpenter effective as of August 24, 2012 [incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2012].

10.28†	—	Form of Director and Executive Officer Indemnity Agreement [incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2012].

10.29†	—	Form of 2014 Senior Leadership Team Award Agreement for Long Term Incentive Compensation under the Waste Management, Inc. 2009 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated March 7, 2014].

10.30†	—	Form of 2015 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 25, 2015].

10.31†	—	Form of 2016 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 26, 2016].

10.32†*	—	Form of 2016 Individual Restricted Stock Unit Award Agreement.

12.1*	—	Computation of Ratio of Earnings to Fixed Charges.

21.1*	—	Subsidiaries of the Registrant.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

31.1*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Vice President, Treasurer and Acting Chief Financial Officer.

32.1*	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2*	—	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Vice President, Treasurer and Acting Chief Financial Officer.

95*	—	Mine Safety Disclosures.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.