Form 10-Q
period 2017-03-31
WASTE MANAGEMENT INC
filed 2017-04-26
CIK 823768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 20, 2017 was 441,940,757 (excluding treasury shares of 188,341,704).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30	$32
Accounts receivable, net of allowance for doubtful accounts of $24 and $24, respectively	1,634	1,700
Other receivables	338	432
Parts and supplies	95	90
Other assets	126	122

Total current assets	2,223	2,376
Property and equipment, net of accumulated depreciation and amortization of $17,284 and $17,152, respectively	10,929	10,950
Goodwill	6,223	6,215
Other intangible assets, net	572	591
Investments in unconsolidated entities	295	320
Other assets	408	407

Total assets	$20,650	$20,859

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$720	$799
Accrued liabilities	963	1,085
Deferred revenues	479	493
Current portion of long-term debt	396	417

Total current liabilities	2,558	2,794
Long-term debt, less current portion	8,646	8,893
Deferred income taxes	1,521	1,482
Landfill and environmental remediation liabilities	1,692	1,675
Other liabilities	695	695

Total liabilities	15,112	15,539

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,885	4,850
Retained earnings	7,497	7,388
Accumulated other comprehensive loss	(66)	(80)
Treasury stock at cost, 188,376,546 and 190,966,584 shares, respectively	(6,805)	(6,867)

Total Waste Management, Inc. stockholders’ equity	5,517	5,297
Noncontrolling interests	21	23

Total equity	5,538	5,320

Total liabilities and equity	$20,650	$20,859

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating revenues	$3,440	$3,176

Costs and expenses:
Operating	2,166	1,993
Selling, general and administrative	390	362
Depreciation and amortization	328	312
Restructuring	1	2
Income from divestitures	(3)	(1)

	2,882	2,668

Income from operations	558	508

Other income (expense):
Interest expense, net	(92)	(95)
Equity in net losses of unconsolidated entities	(32)	(7)
Other, net	—	(10)

	(124)	(112)

Income before income taxes	434	396
Income tax expense	137	140

Consolidated net income	297	256
Less: Net loss attributable to noncontrolling interests	(1)	(2)

Net income attributable to Waste Management, Inc.	$298	$258

Basic earnings per common share	$0.68	$0.58

Diluted earnings per common share	$0.67	$0.58

Cash dividends declared per common share	$0.425	$0.41

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Consolidated net income	$297	$256

Other comprehensive income, net of tax expense:
Derivative instruments, net	2	7
Available-for-sale securities, net	1	1
Foreign currency translation adjustments	10	61
Post-retirement benefit obligation, net	1	—

Other comprehensive income, net of tax expense	14	69

Comprehensive income	311	325
Less: Comprehensive loss attributable to noncontrolling interests	(1)	(2)

Comprehensive income attributable to Waste Management, Inc.	$312	$327

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$297	$256
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	328	312
Deferred income tax expense	36	32
Interest accretion on landfill liabilities	22	22
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	1	1
Provision for bad debts	11	11
Equity-based compensation expense	36	30
Net gain from disposal of assets	(3)	(5)
(Income) expense from divestitures, asset impairments and other, net	22	(1)
Equity in net losses of unconsolidated entities, net of dividends	7	7
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	151	111
Other current assets	(8)	(11)
Other assets	(7)	75
Accounts payable and accrued liabilities	(144)	(89)
Deferred revenues and other liabilities	(28)	(19)

Net cash provided by operating activities	721	732

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(10)	(537)
Capital expenditures	(332)	(317)
Proceeds from divestitures of businesses and other assets (net of cash divested)	7	13
Other, net	(5)	(6)

Net cash used in investing activities	(340)	(847)

Cash flows from financing activities:
New borrowings	54	1,301
Debt repayments	(541)	(647)
Net commercial paper borrowings	210	—
Common stock repurchase program	—	(250)
Cash dividends	(194)	(183)
Exercise of common stock options	77	18
Tax payments associated with equity-based compensation transactions	(32)	(19)
Other, net	43	(40)

Net cash provided by (used in) financing activities	(383)	180

Effect of exchange rate changes on cash and cash equivalents	—	—

Increase (decrease) in cash and cash equivalents	(2)	65
Cash and cash equivalents at beginning of period	32	39

Cash and cash equivalents at end of period	$30	$104

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

	Total	Waste Management, Inc. Stockholders’ Equity							Noncontrolling Interests
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
		Shares	Amounts				Shares	Amounts
Balance, December 31, 2016	$5,320	630,282	$6	$4,850	$7,388	$(80)	(190,967)	$(6,867)	$23
Consolidated net income	297	—	—	—	298	—	—	—	(1)
Other comprehensive income, net of tax expense	14	—	—	—	—	14	—	—	—
Cash dividends	(194)	—	—	—	(194)	—	—	—	—
Equity-based compensation transactions, net	103	—	—	(9)	5	—	2,991	107	—
Common stock repurchase program	—	—	—	45	—	—	(402)	(45)	—
Other, net	(2)	—	—	(1)	—	—	1	—	(1)

Balance, March 31, 2017	$5,538	630,282	$6	$4,885	$7,497	$(66)	(188,377)	$(6,805)	$21

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

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our segments is included in Note 7.

The Condensed Consolidated Financial Statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments and reserves associated with our insured and self-insured claims. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Adoption of New Accounting Standards

Equity-Based Compensation — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 associated with equity-based compensation as part of its simplification initiative to reduce the cost and complexity of compliance with U.S. Generally Accepted Accounting Principles (“GAAP”), while maintaining or improving the usefulness of the information provided.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This amended guidance was effective for the Company on January 1, 2017 and required the following changes to the presentation of our financial statements:

•

Excess tax benefits or deficiencies for share-based payments are now recorded as a discrete item in the period shares vest or stock options are exercised as an adjustment to income tax expense or benefit rather than additional paid-in capital. This change was applied prospectively as of January 1, 2017. The Company did not have any excess tax benefits that were not previously recognized as of January 1, 2017. See Note 4 for discussion of the current year impact;

•

As of January 1, 2017, the calculation of diluted weighted average shares outstanding was changed prospectively to no longer include excess tax benefits as assumed proceeds. This change did not have a material impact on our current year diluted earnings per share;

•

Cash flows related to excess tax benefits or deficiencies are included in net cash provided by operating activities rather than as a financing activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of $7 million for the three months ended March 31, 2016;

•

Cash paid to taxing authorities when withholding shares from an employee’s vesting or exercise of equity-based compensation awards for tax-withholding purposes is now considered a repurchase of the Company’s equity instruments and is classified as net cash used in financing activities rather than as an operating activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of $19 million for the three months ended March 31, 2016; and

•	The Company has elected to continue to estimate forfeitures rather than account for forfeitures as they occur.

Goodwill Impairment Testing — In January 2017, the FASB issued ASU 2017-04 which simplifies the goodwill impairment test by eliminating Step 2 of the quantitative assessment and should reduce the cost and complexity of evaluating goodwill for impairment. Under the amended guidance, when a quantitative assessment is required, an entity will perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be measured as the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of recorded goodwill. This amended guidance, effective for the Company on January 1, 2020, permits early adoption. The Company’s early adoption on January 1, 2017 did not have an impact on our consolidated financial statements.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2017			December 31, 2016
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$133	$26	$159	$119	$28	$147
Long-term	1,475	217	1,692	1,457	218	1,675

	$1,608	$243	$1,851	$1,576	$246	$1,822

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2017 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2016	$1,576	$246
Obligations incurred and capitalized	15	—
Obligations settled	(14)	(4)
Interest accretion	22	1
Revisions in estimates and interest rate assumptions	8	1
Acquisitions, divestitures and other adjustments	1	(1)

March 31, 2017	$1,608	$243

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

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2017:

	March 31, 2017	December 31, 2016
$2.25 billion revolving credit facility, maturing July 2020 (weighted average interest rate of 1.9% as of December 31, 2016)	$—	$426
Commercial paper program (weighted average interest rate of 1.2% as of March 31, 2017)	210	—
Other letter of credit facilities, maturing through December 2018	—	—
Canadian term loan and revolving credit facility, maturing March 2019 (weighted average effective interest rate of 2.1% as of March 31, 2017 and December 31, 2016)	205	239
Senior notes maturing through 2045, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 4.6% as of March 31, 2017 and December 31, 2016)	6,033	6,033
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 0.9% to 5.7% (weighted average interest rate of 1.9% as of March 31, 2017 and 1.8% as of December 31, 2016)	2,304	2,304
Capital leases and other, maturing through 2055, interest rates up to 12%	290	308

	9,042	9,310
Current portion of long-term debt	396	417

	$8,646	$8,893

Debt Classification

As of March 31, 2017, the current portion of our long-term debt balance of $396 million includes (i) $210 million of short-term borrowings under our commercial paper program and (ii) $186 million of other debt with scheduled maturities within the next 12 months, including $126 million of tax-exempt bonds.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2017, we have classified $590 million of 6.1% senior notes that mature in March 2018 as long-term because we have the intent and ability to refinance these senior notes on a long-term basis as supported by the forecasted available capacity under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”), as discussed below.

In addition, we have $490 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and an additional $471 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to refinance these bonds on a long-term basis as supported by the forecasted available capacity under our $2.25 billion revolving credit facility, as discussed below. Accordingly, we have also classified these borrowings as long-term in our Condensed Consolidated Balance Sheet as of March 31, 2017.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$2.25 Billion Revolving Credit Facility — Our $2.25 billion revolving credit facility maturing in July 2020 provides us with credit capacity to be used for either cash borrowings or to support letters of credit or commercial paper. The rates we pay for outstanding loans are generally based on LIBOR plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of March 31, 2017, we had no outstanding borrowings under this facility. We had $783 million of letters of credit issued and $210 million of outstanding borrowings under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $1,257 million as of March 31, 2017.

Commercial Paper Program — In August 2016, we entered into a $1.5 billion commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The commercial paper program is fully supported by our $2.25 billion revolving credit facility. As of March 31, 2017, we had $210 million of net outstanding borrowings under our commercial paper program.

Canadian Term Loan and Revolving Credit Facility — We have a Canadian credit agreement (which includes a term loan and revolving credit facility) that matures in March 2019. This agreement provides the Company (i) C$50 million of revolving credit capacity, which can be used for borrowings or letters of credit, and (ii) C$460 million of non-revolving term credit that is prepayable without penalty and principal amounts repaid may not be reborrowed. As of March 31, 2017, we had no borrowings or letters of credit outstanding under the Canadian revolving credit facility.

Other Letter of Credit Facilities — As of March 31, 2017, we had utilized $457 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through December 2018.

Debt Borrowings and Repayments

$2.25 Billion Revolving Credit Facility — During the three months ended March 31, 2017, we had net repayments of $426 million under our $2.25 billion revolving credit facility, with $210 million replaced with net borrowings under our commercial paper program and the remainder paid with available cash.

Canadian Term Loan — During the three months ended March 31, 2017, we repaid C$48 million, or $36 million, of net advances under our Canadian term loan with available cash.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cross-Currency Swaps

In March 2016, our Canadian subsidiaries repaid C$370 million of intercompany debt to WM Holdings with proceeds from our Canadian term loan. Concurrent with the repayment of the intercompany debt, we terminated the related cross-currency swaps and received $67 million in cash. The cash received from our termination of these swaps was classified as a change in other current assets and other assets within net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. In addition, we recognized $8 million of expense associated with the termination of these swaps during the three months ended March 31, 2016, which was included in other, net in the Condensed Consolidated Statement of Operations.

4.	Income Taxes

Our effective income tax rate for the three months ended March 31, 2017 and 2016 was 31.7% and 35.4%, respectively. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2017 was primarily due to the favorable impact of excess tax benefits related to equity-based compensation and federal tax credits offset, in part, by the unfavorable impact of state and local income taxes and the tax implications of impairments. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2016 was primarily due to the unfavorable impact of state and local income taxes offset by the favorable impact of federal tax credits.

Equity-Based Compensation — During the three months ended March 31, 2017, we recognized a reduction in our income tax expense of $32 million for excess tax benefits related to the vesting or exercise of equity-based compensation awards. See Note 1 for discussion of our adoption of ASU 2016-09.

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

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Condensed Consolidated Statements of Operations. During both the three months ended March 31, 2017 and 2016, we recognized $6 million of net losses and a reduction in our income tax expense of $11 million, primarily because of tax credits realized from these investments. In addition, during both the three months ended March 31, 2017 and 2016, we recognized interest expense of $1 million associated with our investment in low-income housing properties. See Note 13 for additional information related to these unconsolidated variable interest entities.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended March 31,
	2017	2016
Number of common shares outstanding at end of period	441.9	444.7
Effect of using weighted average common shares outstanding	(0.6)	1.4

Weighted average basic common shares outstanding	441.3	446.1
Dilutive effect of equity-based compensation awards and other contingently issuable shares(a)	2.8	2.5

Weighted average diluted common shares outstanding	444.1	448.6

Potentially issuable shares	9.2	11.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	3.0	2.5

(a)	As of January 1, 2017, we adopted ASU 2016-09 prospectively and no longer include excess tax benefits as assumed proceeds. See Note 1 for further discussion.

6.	Commitments and Contingencies

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

Management does not expect that any claims against or draws on these instruments would have a material adverse effect on our financial condition, results of operations or cash flows. We have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, we continue to evaluate various options to access cost-effective sources of financial assurance.

Insurance — We carry insurance coverage for protection of our assets and operations from certain risks including general liability, automobile liability, real and personal property, workers’ compensation, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per incident deductible under the related insurance policy. Our exposure could increase if our insurers are unable to meet their commitments on a timely basis.

We have retained a significant portion of the risks related to our general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported losses, is based on an actuarial valuation or internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from such valuations and estimates. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Guarantees — In the ordinary course of our business, WM and WM Holdings enter into guarantee agreements associated with their subsidiaries’ operations. Additionally, WM and WM Holdings have each guaranteed all of the senior debt of the other entity. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 14 for further information.

We have also guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties as of March 31, 2017 in connection with both consolidated and unconsolidated entities, including agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 22 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing, and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In December 2014, we sold our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Before the divestiture of our Wheelabrator business, WM had guaranteed certain operational and financial performance obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. When possible, Wheelabrator seeks to have the applicable third-party beneficiaries release WM from these guarantees, but until such efforts are successful or the underlying financial commitments are restructured, WM has agreed to retain the guarantees and, in exchange, receive a credit support fee or other financial assurances guaranteed by a third-party financial institution to protect WM in the event of non-compliance by Wheelabrator. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements. As of March 31, 2017 and December 31, 2016, WM’s maximum future payments under these guarantees was $96 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. We have recorded the fair value of the operational and financial performance guarantees, some of which could extend through 2038 if not terminated, in our Condensed Consolidated Balance Sheets. The estimated fair value of WM’s potential obligation associated with guarantees of Wheelabrator obligations (net of credit support fee or indemnification asset) as of March 31, 2017 and December 31, 2016 was $10 million and $11 million, respectively. We currently do not expect the financial impact of such operational and financial performance guarantees to materially exceed the recorded fair value.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired a site. In addition to remediation activity required by state or local authorities, such liabilities include potentially responsible party (“PRP”) investigations. The costs associated with these liabilities can include settlements, certain legal and consultant fees, as well as incremental internal and external costs directly associated with site investigation and clean-up.

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $118 million higher than the $243 million recorded in the Condensed Consolidated Balance Sheet as of March 31, 2017. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet or income from operations. These adjustments could be material in any given period.

As of March 31, 2017, we had been notified by the government that we are a PRP in connection with 76 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 76 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In September 2016, the EPA announced a proposed remediation plan for the San Jacinto waste pits in Harris County, Texas, naming McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of WM, as a PRP. MIMC operated the waste pits from 1965 to 1966. In 1998, WM acquired the stock of the parent entity of MIMC. The remedy and remedial design plan for the site are not yet final. A notice and comment period with respect to the remedy closed on January 12, 2017. MIMC filed comments, detailing its disagreement with the proposed remedy put forth by the EPA and is continuing to focus on a solution that it believes best protects the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environment and public health. MIMC’s ultimate liability could be materially different from current estimates. We remain an active participant in the EPA’s process established to evaluate and determine the appropriate remedy and remedial design plan for this site. As of March 31, 2017 and December 31, 2016, our recorded liability for MIMC’s estimated share of the EPA’s proposed remedy was $45 million and $46 million, respectively.

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

On January 10, 2017, the Pennsylvania Department of Environmental Protection (“DEP”) solid waste program advised us that it intends to seek civil penalties against the Grows North and Tullytown Landfills (“Grows/Tullytown”), located in southeast Pennsylvania and owned by indirect wholly-owned subsidiaries of WM, related to operational issues, including litter and leachate discharges. Additionally, we received notice on March 15, 2017 that the DEP clean water program also intends to seek civil penalties related to similar underlying events and operational issues at Grows/Tullytown. Our internal review of these matters is in process.

Waste Management of Hawaii, Inc. (“WMHI”), an indirect wholly-owned subsidiary of WM, may face civil claims from the Hawaii Department of Health and/or the EPA based upon water discharges at the Waimanalo Gulch Sanitary Landfill, which WMHI operates for the city and county of Honolulu, following three major rainstorms in December 2010 and January 2011.

On July 10, 2013, the EPA issued a Notice of Violation (“NOV”) to Waste Management of Wisconsin, Inc., an indirect wholly-owned subsidiary of WM, alleging violations of the Resource Conservation Recovery Act concerning acceptance of certain waste that was not permitted to be disposed of at the Metro Recycling & Disposal Facility in Franklin, Wisconsin. The parties are exchanging information and working to resolve the NOV.

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

Litigation — As a large company with operations across the United States and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions that have been filed

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against us, and that may be filed against us in the future, include personal injury, property damage, commercial, customer, and employment-related claims, including purported state and national class action lawsuits related to: alleged environmental contamination, including releases of hazardous material and odors; sales and marketing practices, customer service agreements and prices and fees; and federal and state wage and hour and other laws. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered, in part, by insurance. We currently do not believe that the eventual outcome of any such actions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

WM’s charter and bylaws provide that WM shall indemnify against all liabilities and expenses, and upon request shall advance expenses to any person, who is subject to a pending or threatened proceeding because such person is or was a director or officer of the Company. Such indemnification is required to the maximum extent permitted under Delaware law. Accordingly, the director or officer must execute an undertaking to reimburse the Company for any fees advanced if it is later determined that the director or officer was not permitted to have such fees advanced under Delaware law. Additionally, the Company has direct contractual obligations to provide indemnification to each of the members of WM’s Board of Directors, our President and Chief Executive Officer, our Chief Operating Officer, our Chief Financial Officer and certain other senior vice presidents. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with actions or proceedings that may be brought against its former or current officers, directors and employees.

Multiemployer Defined Benefit Pension Plans — About 20% of our workforce is covered by collective bargaining agreements with various local unions across the United States and Canada. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for the covered employees. In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these Multiemployer Pension Plans. A complete or partial withdrawal from a Multiemployer Pension Plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. Any other circumstance resulting in a decline in Company contributions to a Multiemployer Pension Plan through a reduction in the labor force, whether through attrition over time or through a business event (such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations) may also trigger a complete or partial withdrawal from one or more of these pension plans.

We do not believe that any future liability relating to our past or current participation in, or withdrawals from, the Multiemployer Pension Plans to which we contribute will have a material adverse effect on our business, financial condition or liquidity. However, liabilities for future withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn and the financial condition of the Multiemployer Pension Plan(s) at the time of such withdrawal(s).

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. We are currently in the examination phase of IRS audits for the tax years 2014, 2015, 2016 and 2017 and expect these audits to be completed within the next nine, 12, 18 and 30 months, respectively. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2009, with the exception of affirmative claims in a limited number of jurisdictions that date back to 2000. We maintain a liability for uncertain tax positions, the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

7.	Segment and Related Information

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
2017
Solid Waste:
Tier 1	$1,340	$(238)	$1,102	$366
Tier 2	842	(153)	689	157
Tier 3	1,327	(233)	1,094	227

Solid Waste	3,509	(624)	2,885	750
Other	603	(48)	555	(32)

	4,112	(672)	3,440	718
Corporate and Other	—	—	—	(160)

Total	$4,112	$(672)	$3,440	$558

2016
Solid Waste:
Tier 1	$1,241	$(212)	$1,029	$334
Tier 2	781	(142)	639	145
Tier 3	1,260	(212)	1,048	208

Solid Waste	3,282	(566)	2,716	687
Other	500	(40)	460	(36)

	3,782	(606)	3,176	651
Corporate and Other	—	—	—	(143)

Total	$3,782	$(606)	$3,176	$508

Fluctuations in our operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business, changes in commodity prices and general economic conditions. In addition, our revenues and income from operations typically reflect seasonal patterns. Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the Areas affected. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern United States, can increase our revenues in the Areas affected. While weather conditions and other event driven special projects can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Acquisitions

Southern Waste Systems/Sun Recycling (“SWS”) — On January 8, 2016, Waste Management Inc. of Florida, an indirect wholly-owned subsidiary of WM, acquired certain operations and business assets of SWS in Southern Florida for total consideration of $525 million. The acquired business assets include residential, commercial and industrial solid waste collection, processing/recycling and transfer operations, equipment, vehicles, real estate and customer agreements.

Total consideration for SWS was allocated as follows: $93 million of property and equipment, $182 million of other intangible assets and $250 million of goodwill. The acquisition accounting for this transaction was finalized in the third quarter of 2016. There were no significant measurement period adjustments recorded in 2016. The goodwill has been assigned to our Florida Area, in Tier 3, and is tax deductible.

9.	Asset Impairments and Unusual Items

Equity in net losses of unconsolidated entities

During the three months ended March 31, 2017, we recognized a $25 million charge to write down an equity method investment in a waste diversion technology company to its fair value.

10.	Accumulated Other Comprehensive Loss

The changes in the balances of each component of accumulated other comprehensive loss, net of tax benefit, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing increases to accumulated other comprehensive loss):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Obligation	Total
Balance, December 31, 2016	$(40)	$13	$(47)	$(6)	$(80)
Other comprehensive income before reclassifications, net of tax expense of $0, $1, $0 and $0, respectively	—	1	10	1	12
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $1, $0, $0 and $0, respectively	2	—	—	—	2

Net current period other comprehensive income	2	1	10	1	14

Balance, March 31, 2017	$(38)	$14	$(37)	$(5)	$(66)

There were no derivatives outstanding as of March 31, 2017. The amounts of other comprehensive loss before reclassifications associated with the effective portion of derivatives designated as cash flow hedges for the three months ended March 31, 2016 were as follows (in millions):

Foreign currency derivatives	$(11)
Tax benefit	4

Net of tax	$(7)

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant amounts reclassified out of each component of accumulated other comprehensive loss associated with our cash flow hedges for the three months ended March 31 are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	2017	2016	Statement of Operations Classification
Forward-starting interest rate swaps	$(3)	$(3)	Interest expense, net
Foreign currency derivatives	—	(20)	Other, net

	(3)	(23)	Total before tax
	1	9	Tax benefit

Total reclassifications for the period	$(2)	$(14)	Net of tax

11.	Common Stock Repurchase Program

Our share repurchases have been authorized by our Board of Directors. The Company entered into an accelerated share repurchase (“ASR”) agreement in November 2016 to repurchase $225 million of our common stock. At the beginning of the repurchase period, we delivered $225 million in cash and received 2.8 million shares based on a stock price of $63.41. The ASR agreement completed in February 2017, at which time we received 0.4 million additional shares based on a final weighted average per share purchase price during the repurchase period of $69.43.

We account for ASR agreements as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASR agreement and (ii) as a forward contract indexed to our own common stock for the undelivered shares. The initial delivery of shares is included in treasury stock at cost, and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to our own common stock meet the criteria for equity classification, and these amounts are initially recorded in additional paid-in capital and reclassified to treasury stock upon completion of the ASR agreement.

The Company has authorization for $750 million of future share repurchases. Any future share repurchases pursuant to the authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements as of March 31, 2017 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$36	$36	$—	$—
Available-for-sale securities	49	—	49	—
Fixed-income securities	40	—	40	—
Redeemable preferred stock	54	—	—	54

Total assets	$179	$36	$89	$54

		Fair Value Measurements as of December 31, 2016 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$35	$35	$—	$—
Available-for-sale securities	46	—	46	—
Fixed-income securities	39	—	39	—
Redeemable preferred stock	54	—	—	54

Total assets	$174	$35	$85	$54

(a)

When available, Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow analysis, third-party appraisals or industry multiples and public comparables. There has not been any significant change in the fair value of the redeemable preferred stock since our assessment as of December 31, 2016.

Fair Value of Debt

As of March 31, 2017 and December 31, 2016, the carrying value of our debt was approximately $9.0 billion and $9.3 billion, respectively. The estimated fair value of our debt was approximately $9.5 billion and $9.7 billion as of March 31, 2017 and December 31, 2016, respectively. The fair value of our fixed-rate debt is estimated by using a discounted cash flow approach and current market rates for similar types of instruments. The carrying value of our variable-rate debt approximates fair value due to the short-term nature of the interest rates. The decrease in the fair value of our debt when comparing March 31, 2017 with December 31, 2016 is primarily related to net repayments of $277 million during 2017.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2017 and December 31, 2016. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

13.	Variable Interest Entities

Following is a description of our financial interests in both unconsolidated and consolidated variable interest entities that we consider significant:

Unconsolidated Variable Interest Entities

Low-Income Housing Properties and Refined Coal Facility Investments — We have significant financial interests in entities established to invest in and manage low-income housing properties and a refined coal facility. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. We do not consolidate these entities as we have determined we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. As of March 31, 2017 and December 31, 2016, our aggregate investment balance in these two entities was $81 million and $84 million, respectively. The debt balance related to our investment in low-income housing properties was $51 million and $57 million as of March 31, 2017 and December 31, 2016, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations — We have significant financial interests in trust funds that were created to settle certain of our final capping, closure, post-closure or environmental remediation obligations. Certain of the funds have been established for the benefit of both the Company and the host community in which we operate. We have determined that these trust funds are variable interest entities; however, we do not consolidate these trust funds as we are not the primary beneficiary of these entities because either (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. Our investments and receivables related to these trusts had an aggregate carrying value of $95 million and $93 million as of March 31, 2017 and December 31, 2016, respectively.

As the party with primary responsibility to fund the related final capping, closure, post-closure or environmental remediation activities for these trust funds, we are exposed to risk of loss if there are declines in the fair value of the assets of the trust. We currently expect the trust funds to continue to meet the statutory requirements for which they were established.

Consolidated Variable Interest Entities

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations — We also have significant financial interests in trust funds, for which we are the sole beneficiary, that were created to settle certain of our final capping, closure, post-closure or environmental remediation obligations. We have

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined that these trust funds are variable interest entities, and we consolidate these trust funds because we are the primary beneficiary. We account for these trust funds as long-term other assets in our Condensed Consolidated Balance Sheets. We reflect our interests in the unrealized gains and losses on available-for-sale securities held by these trusts as a component of accumulated other comprehensive loss. These trusts had a fair value of $97 million and $95 million as of March 31, 2017 and December 31, 2016, respectively.

We also have primary responsibility to fund the related final capping, closure, post-closure or environmental remediation activities for these trust funds, and we are exposed to risk of loss if there are declines in the fair value of the assets of the trust. We currently expect the trust funds to continue to meet the statutory requirements for which they were established.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2017

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$30	$—	$30
Other current assets	4	5	2,184	—	2,193

	4	5	2,214	—	2,223
Property and equipment, net	—	—	10,929	—	10,929
Investments in affiliates	20,267	20,686	—	(40,953)	—
Advances to affiliates	—	—	13,389	(13,389)	—
Other assets	14	36	7,448	—	7,498

Total assets	$20,285	$20,727	$33,980	$(54,342)	$20,650

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$255	$—	$141	$—	$396
Accounts payable and other current liabilities	61	4	2,097	—	2,162

	316	4	2,238	—	2,558
Long-term debt, less current portion	6,027	304	2,315	—	8,646
Due to affiliates	13,712	153	5,299	(19,164)	—
Other liabilities	12	—	3,896	—	3,908

Total liabilities	20,067	461	13,748	(19,164)	15,112
Equity:
Stockholders’ equity	5,517	20,266	20,687	(40,953)	5,517
Advances to affiliates	(5,299)	—	(476)	5,775	—
Noncontrolling interests	—	—	21	—	21

	218	20,266	20,232	(35,178)	5,538

Total liabilities and equity	$20,285	$20,727	$33,980	$(54,342)	$20,650

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2016

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$32	$—	$32
Other current assets	5	5	2,334	—	2,344

	5	5	2,366	—	2,376
Property and equipment, net	—	—	10,950	—	10,950
Investments in affiliates	19,924	20,331	—	(40,255)	—
Investments to affiliates	—	—	13,000	(13,000)	—
Other assets	14	30	7,489	—	7,533

Total assets	$19,943	$20,366	$33,805	$(53,255)	$20,859

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$269	$—	$148	$—	$417
Accounts payable and other current liabilities	81	9	2,287	—	2,377

	350	9	2,435	—	2,794
Long-term debt, less current portion	6,229	304	2,360	—	8,893
Due to affiliates	13,350	128	5,299	(18,777)	—
Other liabilities	16	—	3,836	—	3,852

Total liabilities	19,945	441	13,930	(18,777)	15,539
Equity:
Stockholders’ equity	5,297	19,925	20,330	(40,255)	5,297
Advances to affiliates	(5,299)	—	(478)	5,777	—
Noncontrolling interests	—	—	23	—	23

	(2)	19,925	19,875	(34,478)	5,320

Total liabilities and equity	$19,943	$20,366	$33,805	$(53,255)	$20,859

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2017

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,440	$—	$3,440
Costs and expenses	—	—	2,882	—	2,882

Income from operations	—	—	558	—	558

Other income (expense):
Interest expense, net	(74)	(5)	(13)	—	(92)
Equity in earnings of subsidiaries, net of tax expense	343	346	—	(689)	—
Other, net	—	—	(32)	—	(32)

	269	341	(45)	(689)	(124)

Income before income taxes	269	341	513	(689)	434
Income tax expense (benefit)	(29)	(2)	168	—	137

Consolidated net income	298	343	345	(689)	297
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to Waste Management, Inc.	$298	$343	$346	$(689)	$298

Three Months Ended March 31, 2016

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,176	$—	$3,176
Costs and expenses	—	—	2,668	—	2,668

Income from operations	—	—	508	—	508

Other income (expense):
Interest expense, net	(74)	(5)	(16)	—	(95)
Equity in earnings of subsidiaries, net of tax expense	304	307	—	(611)	—
Other, net	(1)	—	(16)	—	(17)

	229	302	(32)	(611)	(112)

Income before income taxes	229	302	476	(611)	396
Income tax expense (benefit)	(29)	(2)	171	—	140

Consolidated net income	258	304	305	(611)	256
Less: Net loss attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to Waste Management, Inc.	$258	$304	$307	$(611)	$258

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2017
Comprehensive income	$300	$343	$357	$(689)	$311
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income attributable to Waste Management, Inc.	$300	$343	$358	$(689)	$312

Three Months Ended March 31, 2016
Comprehensive income	$260	$304	$372	$(611)	$325
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive income attributable to Waste Management, Inc.	$260	$304	$374	$(611)	$327

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2017

(Unaudited)

	WM(a)	WM Holdings(a)	Non-Guarantor Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$721	$—	$721
Investing activities	—	—	(340)	—	(340)
Financing activities	—	—	(383)	—	(383)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of period	—	—	32	—	32

Cash and cash equivalents at end of period	$—	$—	$30	$—	$30

(a)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Three Months Ended March 31, 2016

(Unaudited)

	WM(b)	WM Holdings(b)	Non-Guarantor Subsidiaries(b)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$732	$—	$732
Investing activities	—	—	(847)	—	(847)
Financing activities	—	—	180	—	180
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	—	65	—	65
Cash and cash equivalents at beginning of period	—	—	39	—	39

Cash and cash equivalents at end of period	$—	$—	$104	$—	$104

(b)

Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries. We have revised the prior year presentation to reflect all relevant cash flow activities in the Non-Guarantor Subsidiaries column.

15.	New Accounting Standards Pending Adoption

Income Taxes — In October 2016, the FASB issued ASU 2016-16 associated with the timing of recognition of income taxes for intra-entity transfers of assets other than inventory. The amended guidance requires the recognition of income taxes when the transfer of the asset occurs, which replaces current GAAP that defers the recognition of income taxes until the transferred asset is sold to a third party or otherwise recovered through use. The amended guidance is effective for the Company on January 1, 2018. We are assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Statement of Cash Flows — In August 2016, the FASB issued ASU 2016-15 associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18 associated with the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of both amendments was to reduce existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018. We are in the process of assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU 2016-13 associated with the measurement of credit losses on financial instruments. The amended guidance replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance is effective for the Company on January 1, 2020, with early adoption permitted beginning January 1, 2019. We are assessing the provisions of the amended guidance and evaluating the impact on our consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases — In February 2016, the FASB issued ASU 2016-02 associated with lease accounting. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. The disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019, with early adoption permitted. We are assessing the provisions of the amended guidance, have formed an implementation work team and begun training the various organizations that will be affected by the new standard. We are still evaluating the impact of this amended guidance on our consolidated financial statements.

Financial Instruments — In January 2016, the FASB issued ASU 2016-01 associated with the recognition and measurement of financial assets and liabilities. The amended guidance will require certain equity investments that are not consolidated to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income. The amended guidance is effective for the Company on January 1, 2018. We are assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements.

Revenue Recognition — In May 2014, the FASB issued ASU 2014-09 associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented (“full retrospective method”) or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption (“modified retrospective method”).

To assess the impact of the standard, we utilized internal resources to lead the implementation effort and supplemented them with external resources. Our internal resources read the amended guidance, attended trainings and consulted with other accounting professionals to assist with interpretation of the amended guidance. Surveys were sent to and returned by all operating segments to assess the potential impact of the amended guidance and to tailor specific procedures to evaluate the potential impact. Based on the results of these surveys, we judgmentally selected a sample of contracts based on size and specifically identified contract traits that could be accounted for differently under the amended guidance. We also selected a representative sample of contracts to corroborate the survey results. We have completed our preliminary review and analysis of all contracts selected for testing and we are in the process of performing additional analysis on certain contractual provisions, including provisions that could impact the classification of certain revenue streams and costs that are currently reported on a gross basis.

Based on our work to date, we believe we have identified all material contract types and costs that may be impacted by this amended guidance. We expect to quantify and disclose the expected impact, if any, of adopting this amended guidance in the Quarterly Report on Form 10-Q for the third quarter of 2017. While we are still evaluating the impact of the amended guidance, we currently do not expect it to have a material impact on operating revenues.

Upon adoption of the amended guidance, we anticipate recognizing an asset from the capitalization of sales incentives as contract acquisitions costs. Under the amended guidance, sales incentives will be capitalized and amortized over the expected life of the customer relationship. Currently, the Company expenses approximately $65 million in sales incentives annually. As noted above, we are still evaluating the possible impacts on our consolidated financial statements, including potential changes in the classification of certain revenue streams and costs currently reported on a gross basis, the amount of sales incentives that will be capitalized and on our disclosures. The Company is currently planning to adopt the amended guidance using the modified retrospective method as of January 1, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Some of the risks that we believe could affect our business and financial statements for 2017 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company include the following:

•	competition may negatively affect our profitability or cash flows, our pricing strategy may have negative effects on volumes, and inability to execute our pricing strategy while retaining and attracting customers may negatively affect our average yield on collection and disposal business;

•	we may fail in implementing or maintaining our cost saving, optimization and growth initiatives and overall business strategy, which could adversely impact our financial performance and growth, and implementation of our initiatives and strategy may have associated negative consequences, such as increased indebtedness, asset impairments, business disruption, exposure to purported class action lawsuits related to our customer service agreements and regulatory issues;

•	a key element of our strategy is yield management through focus on price leadership, which has presented challenges to keep existing business and win new business at reasonable returns; the loss of volumes as a result of price increases and our unwillingness to pursue lower margin volumes may negatively affect our cash flows or results of operations;

•	we may be unable to identify desirable acquisition targets, negotiate advantageous transactions or realize the benefits expected from such transactions, which could adversely impact our growth strategy, earnings and cash flow;

•	integration of acquisitions and/or new service offerings could increase our exposure to environmental liabilities for past operations and the risk of inadvertent noncompliance with laws and regulations;

•	compliance with existing or increased future regulations may impact our business by, among other things, restricting our operations, increasing operating costs or requiring additional capital expenditures, and a decrease in regulation may lower barriers to entry for our competitors;

•	possible changes in our estimates of costs for site remediation requirements, final capping, closure and post-closure obligations, compliance and regulatory developments may increase our expenses and future cash outflows;

•	certain materials processed by our recycling operations are subject to significant commodity price fluctuations, as are methane gas, electricity and other energy-related products marketed and sold by our landfill gas recovery operations; fluctuations in commodity prices may have negative effects on our operating results;

•	a significant portion of the recycled fiber we market is shipped to export markets across the globe, particularly China; changes in international or domestic regulations, restrictions or tariffs on exports could increase operating expense;

•	changes in oil and gas prices and drilling activity, and changes in applicable regulations, could adversely affect our Energy and Environmental Services organization;

•	increasing customer preference for alternatives to traditional disposal, government mandates supporting diversion of waste and recycling and prohibiting disposal of certain types of waste, and overall reduction of waste generated could continue to have a negative effect on volumes of waste going to our landfills;

•	developments in technology could trigger a fundamental change in the waste management industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and our profitability;

•	our existing and proposed service offerings to customers may require that we develop or license, and protect, new technologies; and our inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources;

•	we are investing in technologies to provide enhanced customer service and/or disposal alternatives; such technologies may not perform as intended or may experience other difficulties or delays that prevent us from realizing a return on our investment;

•	adverse publicity (whether or not justified) relating to activities by our operations, employees or agents could tarnish our reputation and reduce the value of our brand. Additionally, a major operational failure, even if suffered by a competitor, may bring enhanced scrutiny and regulation of our industry, with a corresponding increase in operating expense;

•	there is a risk of incurring significant environmental liabilities in the use, treatment, storage, transfer and disposal of waste materials; any substantial liability for environmental damage could have a material adverse effect on our financial condition and cash flows;

•	weak economic conditions may negatively affect the volumes of waste generated and demand for post-consumer fiber and metals processed by our recycling operations;

•	some of our customers, including governmental entities, have suffered financial difficulties that could affect our business and operating results, due to their credit risk and the impact of the municipal debt market on remarketing of our tax-exempt bonds;

•	if we are unable to obtain and maintain permits needed to open, operate, and/or expand our facilities, our results of operations will be negatively impacted;

•	diesel fuel price increases or diesel fuel supply shortages may increase our expenses and restrict our ability to operate;

•	we are increasingly dependent on the availability of natural gas and fueling infrastructure and vulnerable to natural gas prices; difficulty obtaining natural gas and increases in natural gas prices could increase our operating costs;

•	problems with the operation of current information technology or the development and deployment of new information systems could decrease our efficiencies and increase our costs;

•	a cybersecurity incident could negatively impact our business and our relationships with customers and expose us to litigation risk;

•	efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have chosen to be represented by unions, which could lead to labor disruptions, including strikes and lock-outs, which could adversely affect our results of operations and cash flows;

•	we could face significant liability for our past and current participation in multiemployer pension plans;

•	we are subject to operational and safety risks; we closely monitor and manage landfills to minimize the risk of waste mass instability and releases of hazardous materials and odors, as well as risks presented by the potential for subsurface heat reactions causing elevated temperatures and increased production of leachate. These and other such risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction;

•	increased costs for financial assurance or the inadequacy of our insurance coverage could negatively impact our liquidity and increase our liabilities;

•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;

•	we may reduce or suspend capital expenditures, acquisition activity, dividend declarations or share repurchases if we suffer a significant reduction in cash flows;

•	we may be unable to incur future indebtedness to support our growth and development plans or to refinance our debt obligations, including near-term maturities, on terms consistent with current borrowings, and higher interest rates and market conditions may increase our expense;

•	climate change legislation, including possible limits on carbon emissions, may negatively impact our results of operations by increasing expenses;

•	weather conditions and other event driven special projects cause our results to fluctuate, and harsh weather or natural disasters may cause us to temporarily suspend operations; these seasonal or event driven items can result in interim variations in our results;

•	we could be subject to significant fines and penalties, and our reputation could be adversely affected, if our business, or third parties with whom we have relationships, were to fail to comply with United States or foreign laws or regulations;

•	we are subject to various lawsuits, proceedings and disputes; claims asserted against us include property damage, commercial, customer and employment-related matters, including purported class action lawsuits related to alleged environmental contamination, sales and marketing practices, customer service agreements, prices and fees and federal and state wage and hour laws. Such lawsuits and proceedings may increase our costs, limit our ability to conduct or expand our operations, limit our ability to execute our business plans and strategies and adversely affect our liquidity; and

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations.

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

Key items of our financial results for the current quarter include:

•	Revenues of $3,440 million compared with $3,176 million in the prior year period, an increase of $264 million, or 8.3%. This increase is primarily attributable to the combined impact of (i) yield and volume growth in our collection and disposal lines of business, which increased our revenues by $113 million and (ii) significantly higher recycling commodity prices, which contributed $111 million of revenue growth;

•	Operating expenses of $2,166 million, or 63.0% of revenues, compared with $1,993 million, or 62.8% of revenues, in the prior year period. This increase of $173 million is primarily attributable to (i) increased cost of goods sold related to higher recycling commodity prices; (ii) increased fuel costs due to higher fuel prices and the expiration of certain natural gas fuel excise tax credits; (iii) higher volumes; (iv) merit increases, higher incentive compensation costs and headcount increases and (v) increased maintenance and repair costs;

•	Selling, general and administrative expenses of $390 million, or 11.3% of revenues, compared with $362 million, or 11.4% of revenues, in the prior year period. This increase of $28 million is primarily due to (i) severance costs for former executives; (ii) higher incentive compensation costs and (iii) merit increases;

•	Income from operations was $558 million, or 16.2% of revenues, compared with $508 million, or 16.0% of revenues, in the prior year period; and

•	Net income attributable to Waste Management, Inc. was $298 million, or $0.67 per diluted share, as compared with $258 million, or $0.58 per diluted share, in the prior year period.

Our first quarter 2017 results included (i) a reduction in our income tax expense of $32 million for excess tax benefits related to the vesting or exercise of equity-based compensation awards and (ii) a $25 million charge to write down an equity method investment in a waste diversion technology company to its fair value. These items had a combined favorable impact of $0.01 on our diluted earnings per share.

Free Cash Flow

As is our practice, we are presenting free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business. We define free cash flow as net cash provided by operating activities, less capital expenditures, plus proceeds from divestitures of businesses and other assets (net of cash divested). We believe it is indicative of our ability to pay our quarterly dividends, repurchase common stock, fund acquisitions and other investments and, in the absence of refinancings, to repay our debt obligations. Free cash flow is not intended to replace net cash provided by operating activities, which is the most comparable GAAP measure. However, we believe free cash flow gives investors useful insight into how we view our liquidity. Nonetheless, the use of free cash flow as a liquidity measure has material limitations because it excludes certain expenditures that are required or that we have committed to, such as declared dividend payments and debt service requirements.

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three months ended March 31 is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2017	2016
Net cash provided by operating activities (a)	$721	$732
Capital expenditures	(332)	(317)
Proceeds from divestitures of businesses and other assets (net of cash divested)	7	13

Free cash flow (a)	$396	$428

(a)	Prior year information has been revised to reflect the adoption of Accounting Standards Update (“ASU”) 2016-09, which is discussed below in Adoption of New Accounting Standards, and conform to our current year presentation. See Note 1 to the Condensed Consolidated Financial Statements.

Our net cash flows provided by operating activities decreased by $11 million for the three months ended March 31, 2017 as compared with the prior year period. This decrease was primarily related to (i) cash proceeds of $67 million from the termination of our cross-currency swaps in the first quarter of 2016 and (ii) higher annual incentive plan cash payments of $41 million in the first quarter of 2017 when compared to the prior year period. These decreases were partially offset by (i) higher earnings from our recycling and Traditional Solid Waste businesses and (ii) net favorable changes in our assets and liabilities, net of effects from business acquisitions and divestitures, exclusive of the items noted above.

Capital expenditures were $15 million higher for the three months ended March 31, 2017 as compared with the prior year period. The Company continues to maintain a disciplined focus on capital management, and fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business and the timing of replacement of aging assets.

Acquisitions

Southern Waste Systems/Sun Recycling (“SWS”) — On January 8, 2016, Waste Management Inc. of Florida, an indirect wholly-owned subsidiary of WM, acquired certain operations and business assets of SWS in Southern Florida for total consideration of $525 million. The acquired business assets include residential, commercial and industrial solid waste collection, processing/recycling and transfer operations, equipment, vehicles, real estate and customer agreements.

Adoption of New Accounting Standards

Equity-Based Compensation — In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09 associated with equity-based compensation as part of its simplification initiative to reduce the cost and complexity of compliance with U.S. Generally Accepted Accounting Principles (“GAAP”), while maintaining or improving the usefulness of the information provided. This amended guidance was effective for the Company on January 1, 2017 and required the following changes to the presentation of our financial statements:

•	Excess tax benefits or deficiencies for share-based payments are now recorded as a discrete item in the period shares vest or stock options are exercised as an adjustment to income tax expense or benefit rather than additional paid-in capital. This change was applied prospectively as of January 1, 2017. The Company did not have any excess tax benefits that were not previously recognized as of January 1, 2017. See Note 4 to the Condensed Consolidated Financial Statements for discussion of the current year impact;

•	As of January 1, 2017, the calculation of diluted weighted average shares outstanding was changed prospectively to no longer include excess tax benefits as assumed proceeds. This change did not have a material impact on our current year diluted earnings per share;

•	Cash flows related to excess tax benefits or deficiencies are included in net cash provided by operating activities rather than as a financing activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of $7 million for the three months ended March 31, 2016;

•	Cash paid to taxing authorities when withholding shares from an employee’s vesting or exercise of equity-based compensation awards for tax-withholding purposes is now considered a repurchase of the Company’s equity instruments and is classified as net cash used in financing activities rather than as an operating activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding decrease to net cash provided by financing activities of $19 million for the three months ended March 31, 2016; and

•	The Company has elected to continue to estimate forfeitures rather than account for forfeitures as they occur.

Goodwill Impairment Testing — In January 2017, the FASB issued ASU 2017-04 which simplifies the goodwill impairment test by eliminating Step 2 of the quantitative assessment and should reduce the cost and complexity of evaluating goodwill for impairment. Under the amended guidance, when a quantitative assessment is required, an entity will perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be measured as the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of recorded goodwill. This amended guidance, effective for the Company on January 1, 2020, permits early adoption. The Company’s early adoption on January 1, 2017 did not have an impact on our consolidated financial statements.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. We also provide additional services that are not managed through our Solid Waste business, including both our Strategic Business Solutions (“WMSBS”) and Energy and Environmental Services organizations, recycling brokerage services, landfill gas-to-energy services, and expanded service offerings and solutions. Our expanded service offerings and solutions include (i) portable self-storage and long distance moving services; (ii) fluorescent bulb and universal waste mail-back through our LampTracker® program; (iii) portable restroom servicing under the name Port-o-Let® and (iv) street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties. These operations are presented in our “Other” segment in the table below. The following table summarizes revenues for the three months ended March 31 (in millions):

	2017	2016
Solid Waste	$3,509	$3,282
Other	603	500
Intercompany	(672)	(606)

Total	$3,440	$3,176

The mix of operating revenues from our major lines of business is reflected in the table below for the three months ended March 31 (in millions):

	2017	2016
Commercial	$911	$846
Residential	621	610
Industrial	603	561
Other	100	96

Total collection	2,235	2,113
Landfill	739	707
Transfer	366	346
Recycling	372	268
Other	400	348
Intercompany	(672)	(606)

Total	$3,440	$3,176

The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2017 vs. 2016
	Amount	As a % of Total Company(a)
Average yield (b)	$187	5.8%
Volume	59	1.9

Internal revenue growth	246	7.7
Acquisitions	12	0.4
Foreign currency translation	6	0.2

Total	$264	8.3%

(a)	Calculated by dividing the amount of current period increase or decrease by the prior period’s total Company revenue adjusted to exclude the impacts of divestitures for the current period ($3,176 million).
(b)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We also analyze the changes in average yield in terms of related business revenues to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes changes in revenues from average yield on a related business basis (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2017 vs. 2016
	Amount	As a % of Related Business(i)
Average yield:
Collection and disposal	$57	2.0%
Recycling commodities	111	43.4
Fuel surcharge and mandated fees	19	19.0

Total	$187	5.8%

(i)	Calculated by dividing the increase or decrease for the current period by the prior period’s related business revenue adjusted to exclude the impacts of divestitures for the current period.

Our revenues increased $264 million, or 8.3%, for the three months ended March 31, 2017, compared to the prior year period, driven by (i) higher market prices of the recycling commodities we sell; (ii) higher volume; (iii) revenue growth from yield on our collection and disposal lines of business; (iv) higher revenues from our fuel surcharge program due to higher diesel fuel prices; (v) acquisitions and (vi) foreign currency translation, which affects revenues from our Canadian operations.

The following provides further details associated with our period-to-period change in revenues:

Average Yield

Collection and Disposal Average Yield — This measure reflects the effect on our revenue from the pricing activities of our collection, transfer and landfill lines of business, exclusive of volume changes. Revenue growth from collection and disposal average yield includes not only base rate changes and environmental and service fee increases, but also (i) certain average price changes related to the overall mix of services, which are due to the types of services provided; (ii) changes in average price from new and lost business and (iii) price decreases to retain customers.

Revenue growth from collection and disposal average yield was $57 million, or 2.0%, for the three months ended March 31, 2017. We experienced growth in all of our collection and disposal lines of business in the current period. The details are as follows (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2017 vs. 2016
	Amount	As a % of Related Business
Commercial	$28	3.5%
Industrial	13	2.4
Residential	10	1.7

Total collection	51	2.5
Landfill	2	0.5
Transfer	4	2.3

Total collection and disposal	$57	2.0%

Revenues from our environmental fee contributed $17 million and $16 million for the three months ended March 31, 2017 and 2016, respectively, to our collection and disposal average yield.

Recycling Commodities — Our revenues increased $111 million for the three months ended March 31, 2017, compared with the prior year period, due to the year-over-year increase of 56% in the market prices of the recycling commodities we sell at our recycling facilities and through our brokerage business.

Fuel Surcharge and Mandated Fees — These revenues, which are predominantly generated by our fuel surcharge program, increased $19 million for the three months ended March 31, 2017 as compared with the prior year period. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Our fuel surcharge revenues increased for the three months ended March 31, 2017, compared to the prior year period, due to a 24% increase in market prices for diesel fuel. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These fees did not have a significant impact on the comparability of the periods.

Volume — Our revenues increased $59 million, or 1.9%, for the three months ended March 31, 2017, compared with the prior year period, due to higher volumes. The year-over-year comparison does not include volumes from acquisitions.

We experienced higher volumes in all of our lines of business, except for our residential line of business, due to (i) reduced customer churn and improved sales performance supported by our focus on disciplined growth; (ii) improving market conditions and (iii) an additional workday for the three months ended March 31, 2017. The most significant contributors to our current quarter volume growth were commercial and industrial collection; municipal solid waste, construction and demolition, and special waste landfills; transfer stations and our WMSBS organization. Our residential line of business experienced volume declines in the current quarter because of our continued focus on renegotiating existing contracts and winning new contracts with reasonable rates of returns.

Operating Expenses

The following table summarizes the major components of our operating expenses for the three months ended March 31 (dollars in millions):

	2017	2016	Period-to-Period Change
Labor and related benefits	$610	$579	$31	5.4%
Transfer and disposal costs	233	231	2	0.9
Maintenance and repairs	279	256	23	9.0
Subcontractor costs	285	273	12	4.4
Cost of goods sold	239	181	58	32.0
Fuel	92	64	28	43.8
Disposal and franchise fees and taxes	174	163	11	6.7
Landfill operating costs	81	78	3	3.8
Risk management	52	56	(4)	(7.1)
Other	121	112	9	8.0

	$2,166	$1,993	$173	8.7%

Our operating expenses increased by $173 million, or 8.7%, for the three months ended March 31, 2017 as compared with the prior year period. Our operating expenses as a percentage of revenues increased slightly to 63.0% in the current year period from 62.8% in the prior year period.

We experienced higher current year operating costs for the three months ended March 31, 2017, when compared to the prior year period, primarily related to:

•	Higher market prices for recycling commodities as compared to the prior year period, which increased cost of goods sold; and

•	Higher volumes in the current year period, as discussed above in Operating Revenues. The additional volumes increased costs in all of our cost categories, of which the most significant cost increases were in (i) subcontractor; (ii) disposal and franchise fees and taxes and (iii) labor and related benefits.

Other significant items affecting the comparability of operating expenses for the periods presented include:

Labor and Related Benefits — The increase in labor and related benefits was due to (i) merit increases; (ii) higher incentive compensation costs and (iii) increased headcount.

Maintenance and Repairs — The increase in maintenance and repairs was primarily due to (i) higher labor costs due to increased headcount, merit increases, and retention and training efforts and (ii) higher third-party repairs and parts costs.

Fuel — The increase in fuel expense was primarily due to (i) higher fuel prices and (ii) the expiration of certain natural gas fuel excise tax credits as of December 31, 2016. These cost increases were offset, in part, by lower costs resulting from the conversion of our fleet to natural gas vehicles.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three months ended March 31 (dollars in millions):

	2017	2016	Period-to-Period Change
Labor and related benefits	$276	$243	$33	13.6%
Professional fees	21	22	(1)	(4.5)
Provision for bad debts	10	11	(1)	(9.1)
Other	83	86	(3)	(3.5)

	$390	$362	$28	7.7%

Our selling, general and administrative expenses increased $28 million, or 7.7%, for the three months ended March 31, 2017 as compared with the prior year period. As a percentage of revenues, our selling, general and administrative expenses decreased from 11.4% for the first quarter of 2016 to 11.3% for the first quarter of 2017.

Labor and related benefits costs increased primarily due to (i) severance costs for former executives; (ii) higher incentive compensation costs and (iii) merit increases.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses for the three months ended March 31 (dollars in millions):

	2017	2016	Period-to-Period Change
Depreciation of tangible property and equipment	$191	$190	$1	0.5%
Amortization of landfill airspace	114	99	15	15.2
Amortization of intangible assets	23	23	—	—

	$328	$312	$16	5.1%

The increase in amortization of landfill airspace during the three months ended March 31, 2017, compared to the prior year period, was primarily due to increased volumes at our landfills and changes in our landfill estimates.

Income from Operations

The following table summarizes income from operations for our reportable segments for the three months ended March 31 (dollars in millions):

	2017	2016	Period-to-Period Change
Solid Waste:
Tier 1	$366	$334	32	9.6%
Tier 2	157	145	12	8.3
Tier 3	227	208	19	9.1

Solid Waste	750	687	63	9.2
Other	(32)	(36)	4	(11.1)
Corporate and Other	(160)	(143)	(17)	11.9

Total	$558	$508	$50	9.8%

Our reportable segments are discussed further in Note 7 to the Condensed Consolidated Financial Statements.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three months ended March 31, 2017 as compared with the prior year period are summarized below:

•	Our Traditional Solid Waste business benefited from internal revenue growth;

•	Our recycling line of business was favorable compared to the prior year period principally due to higher market prices for recycling commodities;

•	Higher labor and related benefits costs in the current period due to merit increases and higher incentive compensation costs;

•	Higher landfill amortization expense related to increased volumes at our landfills and changes in our landfill estimates, primarily in Tiers 1 and 3; and

•	Increased maintenance and repair costs.

The most significant items affecting the comparison of the remaining components of our results of operations for the three months ended March 31, 2017 with the comparable prior year period are summarized below:

Corporate and Other — Higher labor and related benefits costs in the current period primarily related to severance costs for former executives and higher incentive compensation costs, partially offset by lower risk management costs.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $32 million and $7 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, we recognized a $25 million charge to write down an equity method investment in a waste diversion technology company to its fair value. The remaining losses for each period are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. The tax impacts realized as a result of these investments are discussed below in Income Tax Expense. Refer to Notes 4 and 13 to the Condensed Consolidated Financial Statements for more information related to these investments.

Other, net

We recognized other, net expense of $10 million for the three months ended March 31, 2016 primarily related to $8 million of expense associated with the termination of our cross-currency swaps, which is discussed further in Note 3 to the Condensed Consolidated Financial Statements.

Income Tax Expense

We recorded income tax expense of $137 million during the first quarter of 2017, representing an effective income tax rate of 31.7%, compared with $140 million during the first quarter of 2016, representing an effective income tax rate of 35.4%.

Our income tax expense for the three months ended March 31, 2017 was favorably impacted by excess tax benefits related to equity-based compensation and federal tax credits offset, in part, by the unfavorable impact of state and local income taxes and the tax implications of impairments. Our income tax expense for the three months ended March 31, 2016 was unfavorably impacted by state and local income taxes offset by the favorable impact of federal tax credits.

The excess tax benefits related to the vesting or exercise of equity-based compensation awards reduced our income tax expense by $32 million for the three months ended March 31, 2017. See Note 1 to the Condensed Consolidated Financial Statements for discussion of our adoption of ASU 2016-09.

Our investments in low-income housing properties and the refined coal facility reduced our income tax expense by $11 million for both the three months ended March 31, 2017 and 2016. Refer to Note 4 to the Condensed Consolidated Financial Statements for more information related to these investments.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (dollars in millions):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$30	$32

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$97	$95
Other	10	10

Total restricted trust and escrow accounts	$107	$105

Debt:
Current portion	$396	$417
Long-term portion	8,646	8,893

Total debt	$9,042	$9,310

As of March 31, 2017, the current portion of our long-term debt balance of $396 million includes (i) $210 million of short-term borrowings under our commercial paper program and (ii) $186 million of other debt with scheduled maturities within the next 12 months, including $126 million of tax-exempt bonds.

As of March 31, 2017, we have classified $590 million of 6.1% senior notes that mature in March 2018 as long-term because we have the intent and ability to refinance these senior notes on a long-term basis as supported by the forecasted available capacity under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”).

In addition, we have $490 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and an additional $471 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to refinance these bonds on a long-term basis as supported by the forecasted available capacity under our $2.25 billion revolving credit facility. Accordingly, we have also classified these borrowings as long-term in our Condensed Consolidated Balance Sheet as of March 31, 2017.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three months ended March 31 (in millions):

	2017	2016
Net cash provided by operating activities (a)	$721	$732

Net cash used in investing activities	$(340)	$(847)

Net cash provided by (used in) financing activities (a)	$(383)	$180

(a)	Prior year information has been revised to reflect the adoption of ASU 2016-09 and conform to our current year presentation. See Note 1 to the Condensed Consolidated Financial Statements for further discussion.

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the three months ended March 31, 2017, compared with the prior year period, are summarized below:

•	Increase in Earnings — Our income from operations, excluding depreciation and amortization, increased $66 million on a year-over-year basis, principally driven by earnings from our recycling and Traditional Solid Waste businesses.

•	Cross-Currency Swaps — During the first quarter of 2016, we terminated our cross-currency swaps associated with the anticipated cash flows of intercompany loans between WM Holdings and its wholly-owned Canadian subsidiaries, as discussed further in Note 3 to the Condensed Consolidated Financial Statements. In connection with the termination, we received cash proceeds of $67 million, which were classified as a change in other current assets and other assets.

•	Increase in Annual Incentive Plan Cash Payments — Payments for our annual incentive plans are typically made in the first quarter of the year based on prior year performance. Our cash flow from operating activities was unfavorably impacted by $41 million on a year-over-year basis, as the annual incentive cash payments made in the first quarter of 2017 were higher than the cash payments made in the first quarter of 2016.

•	Changes in Assets and Liabilities, Net of Effects from Business Acquisitions and Divestitures — Our cash flows from operating activities were favorably impacted on a year-over-year basis due to net changes in our assets and liabilities, exclusive of the items noted above.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three months ended March 31, 2017 and 2016 are summarized below:

•	Acquisitions — Our spending on acquisitions was $10 million and $537 million for the three months ended March 31, 2017 and 2016, respectively. In 2016, our acquisitions consisted primarily of certain operations and business assets of SWS as discussed further in Note 8 to the Condensed Consolidated Financial Statements.

•	Capital Expenditures — We used $332 million and $317 million during the three months ended March 31, 2017 and 2016, respectively, for capital expenditures, an increase of $15 million. The Company continues to maintain a disciplined focus on capital management, and fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business, and the timing of replacement of aging assets.

Net Cash Provided by (Used in) Financing Activities — The most significant items affecting the comparison of our financing cash flows for the three months ended March 31, 2017 and 2016 are summarized below:

•	Debt Borrowings (Repayments) — The following summarizes our cash borrowings and debt repayments (excluding our commercial paper program discussed below) for the three months ended March 31 (in millions):

	2017	2016
Borrowings:
$2.25 billion revolving credit facility	$25	$914
Canadian term loan and revolving credit facility	5	347
Capital leases and other debt	24	40

	$54	$1,301

Repayments:
$2.25 billion revolving credit facility	$(451)	$(476)
Canadian term loan and revolving credit facility	(41)	(88)
Senior notes	—	(10)
Tax-exempt bonds	—	(30)
Capital leases and other debt	(49)	(43)

	$(541)	$(647)

Net borrowings (repayments)	$(487)	$654

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•	Commercial Paper Program — During the three months ended March 31, 2017, we had net borrowings of $210 million under our commercial paper program. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our commercial paper program.

•	Common Stock Repurchase Program — We did not make any cash payments for share repurchases in the first quarter of 2017. We paid $250 million for share repurchases in the first quarter of 2016. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

•	Cash Dividends — We paid cash dividends of $194 million and $183 million in the first quarter of 2017 and 2016, respectively. The increase in dividend payments is due to our quarterly dividend declared increasing from $0.41 in 2016 to $0.425 in 2017.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 6 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2017, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

New Accounting Standards Pending Adoption

Income Taxes — In October 2016, the FASB issued ASU 2016-16 associated with the timing of recognition of income taxes for intra-entity transfers of assets other than inventory. The amended guidance requires the recognition of income taxes when the transfer of the asset occurs, which replaces current GAAP that defers the recognition of income taxes until the transferred asset is sold to a third party or otherwise recovered through use.

The amended guidance is effective for the Company on January 1, 2018. We are assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Statement of Cash Flows — In August 2016, the FASB issued ASU 2016-15 associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18 associated with the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of both amendments was to reduce existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018. We are in the process of assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU 2016-13 associated with the measurement of credit losses on financial instruments. The amended guidance replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance is effective for the Company on January 1, 2020, with early adoption permitted beginning January 1, 2019. We are assessing the provisions of the amended guidance and evaluating the impact on our consolidated financial statements.

Leases — In February 2016, the FASB issued ASU 2016-02 associated with lease accounting. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. The disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019, with early adoption permitted. We are assessing the provisions of the amended guidance, have formed an implementation work team and begun training the various organizations that will be affected by the new standard. We are still evaluating the impact of this amended guidance on our consolidated financial statements.

Financial Instruments — In January 2016, the FASB issued ASU 2016-01 associated with the recognition and measurement of financial assets and liabilities. The amended guidance will require certain equity investments that are not consolidated to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income. The amended guidance is effective for the Company on January 1, 2018. We are assessing the provisions of the amended guidance and evaluating the timing and impact on our consolidated financial statements.

Revenue Recognition — In May 2014, the FASB issued ASU 2014-09 associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented (“full retrospective method”) or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption (“modified retrospective method”).

To assess the impact of the standard, we utilized internal resources to lead the implementation effort and supplemented them with external resources. Our internal resources read the amended guidance, attended trainings and consulted with other accounting professionals to assist with interpretation of the amended guidance. Surveys were sent to and returned by all operating segments to assess the potential impact of the amended guidance and to tailor specific procedures to evaluate the potential impact. Based on the results of these surveys, we judgmentally selected a sample of contracts based on size and specifically identified contract traits that could be accounted for differently under the amended guidance. We also selected a representative sample of contracts to corroborate the survey results. We have completed our preliminary review and analysis of all contracts selected for testing and we are in the process of performing additional analysis on certain contractual provisions, including provisions that could impact the classification of certain revenue streams and costs that are currently reported on a gross basis.

Based on our work to date, we believe we have identified all material contract types and costs that may be impacted by this amended guidance. We expect to quantify and disclose the expected impact, if any, of adopting this amended guidance in the Quarterly Report on Form 10-Q for the third quarter of 2017. While we are still evaluating the impact of the amended guidance, we currently do not expect it to have a material impact on operating revenues.

Upon adoption of the amended guidance, we anticipate recognizing an asset from the capitalization of sales incentives as contract acquisitions costs. Under the amended guidance, sales incentives will be capitalized and amortized over the expected life of the customer relationship. Currently, the Company expenses approximately $65 million in sales incentives annually. As noted above, we are still evaluating the possible impacts on our consolidated financial statements, including potential changes in the classification of certain revenue streams and costs currently reported on a gross basis, the amount of sales incentives that will be capitalized and on our disclosures. The Company is currently planning to adopt the amended guidance using the modified retrospective method as of January 1, 2018.

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher volume of construction and demolition waste. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the Areas affected. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern United States, can increase our revenues in the Areas affected. While weather conditions and other event driven special projects can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of March 31, 2017, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2017. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 6 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 in response to Item 1A to Part I of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the first quarter of 2017 (shares in millions):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 — 31	—		$—		—		$750 million
February 1 — 28	0.4	(a)	$69.43	(a)	0.4	(a)	$750 million
March 1 — 31	—		$—		—		$750 million

Total	0.4		$69.43		0.4

(a)	In November 2016, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $225 million of our common stock, and the “Average Price Paid per Share” in the table above is the final weighted average per share purchase price paid for all shares repurchased pursuant to the ASR agreement. At the beginning of the ASR repurchase period, we delivered $225 million in cash and received 2.8 million shares. The ASR agreement completed in February 2017, and we received 0.4 million additional shares.

Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.		Description

10.1	—	Form of 2017 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K filed March 3, 2017].

10.2	—	2017 Senior Leadership Team Award Agreement with Mr. James E. Trevathan, Jr. [incorporated by reference to Exhibit 10.2 to Form 8-K filed March 3, 2017].

10.3	—	Separation and Release Agreement between USA Waste-Management Resources, LLC and Puneet Bhasin dated March 10, 2017.

31.1	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.

31.2	—	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Senior Vice President, Chief Financial Officer and Treasurer.

32.1	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2	—	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Senior Vice President, Chief Financial Officer and Treasurer.

95	—	Mine Safety Disclosures.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ DEVINA A. RANKIN
Devina A. Rankin
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

WASTE MANAGEMENT, INC.

By:	/s/ DARREN K. SHADE
Darren K. Shade
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 26, 2017