Form 10-Q
period 2017-06-30
WASTE MANAGEMENT INC
filed 2017-07-26
CIK 823768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 20, 2017 was 440,035,810 (excluding treasury shares of 190,246,651).

PART I.

Item 1.	Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32	$32
Accounts receivable, net of allowance for doubtful accounts of $25 and $24, respectively	1,772	1,700
Other receivables	305	432
Parts and supplies	96	90
Other assets	121	122

Total current assets	2,326	2,376
Property and equipment, net of accumulated depreciation and amortization of $17,572 and $17,152, respectively	11,002	10,950
Goodwill	6,248	6,215
Other intangible assets, net	573	591
Investments in unconsolidated entities	289	320
Other assets	401	407

Total assets	$20,839	$20,859

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$808	$799
Accrued liabilities	1,075	1,085
Deferred revenues	497	493
Current portion of long-term debt	390	417

Total current liabilities	2,770	2,794
Long-term debt, less current portion	8,667	8,893
Deferred income taxes	1,487	1,482
Landfill and environmental remediation liabilities	1,712	1,675
Other liabilities	696	695

Total liabilities	15,332	15,539

Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,828	4,850
Retained earnings	7,671	7,388
Accumulated other comprehensive loss	(33)	(80)
Treasury stock at cost, 190,571,147 and 190,966,584 shares, respectively	(6,986)	(6,867)

Total Waste Management, Inc. stockholders’ equity	5,486	5,297
Noncontrolling interests	21	23

Total equity	5,507	5,320

Total liabilities and equity	$20,839	$20,859

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues	$3,677	$3,425	$7,117	$6,601

Costs and expenses:
Operating	2,290	2,130	4,456	4,123
Selling, general and administrative	353	340	743	702
Depreciation and amortization	356	340	684	652
Restructuring	1	2	2	4
Expense from divestitures, asset impairments and unusual items, net	4	2	1	1

	3,004	2,814	5,886	5,482

Income from operations	673	611	1,231	1,119

Other income (expense):
Interest expense, net	(90)	(93)	(182)	(188)
Equity in net losses of unconsolidated entities	(13)	(16)	(45)	(23)
Other, net	—	(43)	—	(53)

	(103)	(152)	(227)	(264)

Income before income taxes	570	459	1,004	855
Income tax expense	209	173	346	313

Consolidated net income	361	286	658	542
Less: Net loss attributable to noncontrolling interests	(1)	(1)	(2)	(3)

Net income attributable to Waste Management, Inc.	$362	$287	$660	$545

Basic earnings per common share	$0.82	$0.65	$1.49	$1.22

Diluted earnings per common share	$0.81	$0.64	$1.49	$1.22

Cash dividends declared per common share	$0.425	$0.41	$0.85	$0.82

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated net income	$361	$286	$658	$542

Other comprehensive income, net of tax expense:
Derivative instruments, net	2	2	4	9
Available-for-sale securities, net	1	1	2	2
Foreign currency translation adjustments	30	6	40	67
Post-retirement benefit obligation, net	—	—	1	—

Other comprehensive income, net of tax expense	33	9	47	78

Comprehensive income	394	295	705	620
Less: Comprehensive loss attributable to noncontrolling interests	(1)	(1)	(2)	(3)

Comprehensive income attributable to Waste Management, Inc.	$395	$296	$707	$623

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$658	$542
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	684	652
Deferred income tax benefit	(3)	(14)
Interest accretion on landfill liabilities	45	44
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	1	8
Provision for bad debts	21	18
Equity-based compensation expense	54	51
Net gain from disposal of assets	(5)	(10)
Expense from divestitures, asset impairments and other, net	29	42
Equity in net losses of unconsolidated entities, net of dividends	17	23
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	43	66
Other current assets	(3)	(8)
Other assets	(6)	75
Accounts payable and accrued liabilities	32	44
Deferred revenues and other liabilities	(33)	(39)

Net cash provided by operating activities	1,534	1,494

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(51)	(572)
Capital expenditures	(631)	(629)
Proceeds from divestitures of businesses and other assets (net of cash divested)	13	24
Other, net	(8)	(9)

Net cash used in investing activities	(677)	(1,186)

Cash flows from financing activities:
New borrowings	86	2,094
Debt repayments	(627)	(1,517)
Net commercial paper borrowings	253	—
Common stock repurchase program	(250)	(500)
Cash dividends	(381)	(364)
Exercise of common stock options	86	44
Tax payments associated with equity-based compensation transactions	(47)	(23)
Other, net	23	(43)

Net cash used in financing activities	(857)	(309)

Effect of exchange rate changes on cash and cash equivalents	—	1

Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	32	39

Cash and cash equivalents at end of period	$32	$39

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

	Total	Waste Management, Inc. Stockholders’ Equity							Noncontrolling Interests
		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
		Shares	Amounts				Shares	Amounts
Balance, December 31, 2016	$5,320	630,282	$6	$4,850	$7,388	$(80)	(190,967)	$(6,867)	$23
Consolidated net income	658	—	—	—	660	—	—	—	(2)
Other comprehensive income, net of tax expense	47	—	—	—	—	47	—	—	—
Cash dividends	(381)	—	—	—	(381)	—	—	—	—
Equity-based compensation transactions, net	114	—	—	(16)	4	—	3,519	126	—
Common stock repurchase program	(250)	—	—	(5)	—	—	(3,125)	(245)	—
Other, net	(1)	—	—	(1)	—	—	2	—	—

Balance, June 30, 2017	$5,507	630,282	$6	$4,828	$7,671	$(33)	(190,571)	$(6,986)	$21

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

The Condensed Consolidated Financial Statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

•

Cash flows related to excess tax benefits or deficiencies are included in net cash provided by operating activities rather than as a financing activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities of $17 million for the six months ended June 30, 2016;

•

Cash paid to taxing authorities when withholding shares from an employee’s vesting or exercise of equity-based compensation awards for tax-withholding purposes is now considered a repurchase of the Company’s equity instruments and is classified as net cash used in financing activities rather than as an operating activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities of $23 million for the six months ended June 30, 2016; and

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

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation.

2.	Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2017			December 31, 2016
	Landfill	Environmental Remediation	Total	Landfill	Environmental Remediation	Total
Current (in accrued liabilities)	$138	$26	$164	$119	$28	$147
Long-term	1,493	219	1,712	1,457	218	1,675

	$1,631	$245	$1,876	$1,576	$246	$1,822

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the six months ended June 30, 2017 are reflected in the table below (in millions):

	Landfill	Environmental Remediation
December 31, 2016	$1,576	$246
Obligations incurred and capitalized	33	—
Obligations settled	(38)	(10)
Interest accretion	45	2
Revisions in estimates and interest rate assumptions	13	7
Acquisitions, divestitures and other adjustments	2	—

June 30, 2017	$1,631	$245

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

The following table summarizes the major components of debt at each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2017:

	June 30, 2017	December 31, 2016
$2.25 billion revolving credit facility, maturing July 2020 (weighted average interest rate of 1.9% as of December 31, 2016)	$—	$426
Commercial paper program (weighted average interest rate of 1.4% as of June 30, 2017)	253	—
Other letter of credit facilities, maturing through December 2018	—	—
Canadian term loan and revolving credit facility, maturing March 2019 (weighted average effective interest rate of 2.0% as of June 30, 2017 and 2.1% as of December 31, 2016)	171	239
Senior notes maturing through 2045, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 4.6% as of June 30, 2017 and December 31, 2016)	6,033	6,033
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 0.9% to 5.7% (weighted average interest rate of 1.9% as of June 30, 2017 and 1.8% as of December 31, 2016)	2,305	2,304
Capital leases and other, maturing through 2055, interest rates up to 12%	295	308

	9,057	9,310
Current portion of long-term debt	390	417

	$8,667	$8,893

Debt Classification

As of June 30, 2017, the current portion of our long-term debt balance of $390 million includes (i) $184 million of short-term borrowings under our commercial paper program and (ii) $206 million of other debt with scheduled maturities within the next 12 months, including $148 million of tax-exempt bonds.

As of June 30, 2017, we have classified (i) $590 million of 6.1% senior notes that mature in March 2018 and (ii) $69 million of short-term borrowings under our commercial paper program as long-term because we have the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”), as discussed below.

In addition, we have $561 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and an additional $471 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to refinance these bonds on a long-term basis as supported by the forecasted available capacity under our $2.25 billion revolving credit facility, as discussed below. Accordingly, we have also classified these borrowings as long-term in our Condensed Consolidated Balance Sheet as of June 30, 2017.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$2.25 Billion Revolving Credit Facility — Our $2.25 billion revolving credit facility maturing in July 2020 provides us with credit capacity to be used for either cash borrowings or to support letters of credit or commercial paper. The rates we pay for outstanding loans are generally based on LIBOR plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of June 30, 2017, we had no outstanding borrowings under this facility. We had $780 million of letters of credit issued and $253 million of outstanding borrowings under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $1,217 million as of June 30, 2017.

Commercial Paper Program — In August 2016, we entered into a $1.5 billion commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The commercial paper program is fully supported by our $2.25 billion revolving credit facility.

Canadian Term Loan and Revolving Credit Facility — We have a Canadian credit agreement (which includes a term loan and revolving credit facility) that matures in March 2019. This agreement provides the Company (i) C$50 million of revolving credit capacity, which can be used for borrowings or letters of credit, and (ii) C$460 million of non-revolving term credit that is prepayable without penalty and principal amounts repaid may not be reborrowed. As of June 30, 2017, we had no borrowings or letters of credit outstanding under the Canadian revolving credit facility.

Other Letter of Credit Facilities — As of June 30, 2017, we had utilized $461 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through December 2018.

Debt Borrowings and Repayments

$2.25 Billion Revolving Credit Facility — During the six months ended June 30, 2017, we had net repayments of $426 million under our $2.25 billion revolving credit facility, with $253 million replaced with net borrowings under our commercial paper program and the remainder paid with available cash.

Canadian Term Loan — During the six months ended June 30, 2017, we repaid C$99 million, or $74 million, of net advances under our Canadian term loan with available cash.

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

Our effective income tax rate for the three and six months ended June 30, 2017 was 36.6% and 34.4%, respectively, compared with 37.6% and 36.5%, respectively, for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended June 30, 2017 was primarily due to the unfavorable impact of state and local income taxes offset, in part, by the favorable impact of federal tax credits. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the six months ended June 30, 2017 was primarily due to the favorable impact of excess tax benefits related to equity-based compensation and federal tax credits offset, in part, by the unfavorable impact of state and local income taxes and the tax implications of impairments. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2016 was primarily due to the unfavorable tax implications of impairments and the impact of state and local income taxes offset, in part, by the favorable impact of federal tax credits and tax audit settlements.

Equity-Based Compensation — During the three and six months ended June 30, 2017, we recognized a reduction in our income tax expense of $2 million and $34 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards. See Note 1 for discussion of our adoption of ASU 2016-09.

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

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2017, we recognized $9 million and $15 million of net losses and a reduction in our income tax expense of $14 million and $25 million, respectively, primarily because of tax credits realized from these investments. During the three and six months ended June 30, 2016, we recognized $9 million and $15 million of net losses and a reduction in our income tax expense of $14 million and $25 million, respectively, primarily because of tax credits realized from these investments. Interest expense associated with our investment in low-income housing was not material for the periods presented. See Note 13 for additional information related to these unconsolidated variable interest entities.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Number of common shares outstanding at end of period	439.7	441.7	439.7	441.7
Effect of using weighted average common shares outstanding	2.2	2.3	1.9	3.3

Weighted average basic common shares outstanding	441.9	444.0	441.6	445.0
Dilutive effect of equity-based compensation awards and other contingently issuable shares (a)	2.5	2.7	2.8	2.5

Weighted average diluted common shares outstanding	444.4	446.7	444.4	447.5

Potentially issuable shares	8.4	10.1	8.4	10.1
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2.3	0.5	2.3	0.8

(a)	As of January 1, 2017, we adopted ASU 2016-09 prospectively and no longer include excess tax benefits as assumed proceeds. See Note 1 for further discussion.

6.	Commitments and Contingencies

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

We have retained a significant portion of the risks related to our general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial General Liability Insurance Policy. For

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our self-insured retentions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation or internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from such valuations and estimates. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

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

We have also guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties as of June 30, 2017 in connection with both consolidated and unconsolidated entities, including agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 22 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In December 2014, we sold our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Before the divestiture of our Wheelabrator business, WM had guaranteed certain operational and financial performance obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. When possible, Wheelabrator seeks to have the applicable third-party beneficiaries release WM from these guarantees, but until such efforts are successful or the underlying financial commitments are restructured, WM has agreed to retain the guarantees and, in exchange, receive a credit support fee or other financial assurances guaranteed by a third-party financial institution to protect WM in the event of non-compliance by Wheelabrator. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements. As of June 30, 2017 and December 31, 2016, WM’s maximum future payments under these guarantees was $96 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. We have recorded the fair value of the operational and financial performance guarantees, some of which could extend through 2038, if not terminated, in our Condensed Consolidated Balance Sheets. The estimated fair value of WM’s potential obligation associated with guarantees of Wheelabrator’s obligations (net of credit support fee or indemnification asset) as of June 30, 2017 and December 31, 2016 was $9 million and $11 million, respectively. We currently do not expect the financial impact of such operational and financial performance guarantees to materially exceed the recorded fair value.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $115 million higher than the $245 million recorded in the Condensed Consolidated Balance Sheet as of June 30, 2017. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of June 30, 2017, we have been notified by the government that we are a PRP in connection with 76 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 76 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 61 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

In September 2016, the EPA announced a proposed remediation plan for the San Jacinto waste pits in Harris County, Texas, naming McGinnes Industrial Maintenance Corporation (“MIMC”), a subsidiary of WM, as a PRP. MIMC operated the waste pits from 1965 to 1966. In 1998, WM acquired the stock of the parent entity of MIMC. The remedy and remedial design plan for the site are not yet final. A notice and comment period with respect to the remedy closed on January 12, 2017. MIMC filed comments, detailing its disagreement with the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proposed remedy put forth by the EPA and is continuing to focus on a solution that it believes best protects the environment and public health. MIMC’s ultimate liability could be materially different from current estimates. We remain an active participant in the EPA’s process established to evaluate and determine the appropriate remedy and remedial design plan for this site. As of June 30, 2017 and December 31, 2016, our recorded liability for MIMC’s estimated share of the EPA’s proposed remedy was $45 million and $46 million, respectively.

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

WM’s charter and bylaws provide that WM shall indemnify against all liabilities and expenses, and upon request shall advance expenses to any person, who is subject to a pending or threatened proceeding because such person is or was a director or officer of the Company. Such indemnification is required to the maximum extent permitted under Delaware law. Accordingly, the director or officer must execute an undertaking to reimburse the Company for any fees advanced if it is later determined that the director or officer was not permitted to have such fees advanced under Delaware law. Additionally, the Company has direct contractual obligations to provide indemnification to each of the members of WM’s Board of Directors and each of WM’s executive officers. The Company may incur substantial expenses in connection with the fulfillment of its advancement of costs and indemnification obligations in connection with actions or proceedings that may be brought against its former or current officers, directors and employees.

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

Tier 1 is comprised of our operations across the Southern United States, with the exception of Southern California and the Florida peninsula, and also includes the New England states, the tri-state area of Michigan, Indiana and Ohio, and Western Canada. Tier 2 includes Southern California, Eastern Canada, Wisconsin, Minnesota and a portion of the lower Mid-Atlantic region of the United States. Tier 3 encompasses all the remaining operations including the Pacific Northwest and Northern California, the majority of the Mid-Atlantic region of the United States, the Florida peninsula, Illinois and Missouri.

The operating segments not evaluated and overseen through the 17 Areas are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Three Months Ended June 30:
2017
Solid Waste:
Tier 1	$1,417	$(258)	$1,159	$395
Tier 2	916	(169)	747	190
Tier 3	1,426	(256)	1,170	248

Solid Waste	3,759	(683)	3,076	833
Other	657	(56)	601	(18)

	4,416	(739)	3,677	815
Corporate and Other	—	—	—	(142)

Total	$4,416	$(739)	$3,677	$673

2016
Solid Waste:
Tier 1	$1,316	$(229)	$1,087	$362
Tier 2	856	(158)	698	157
Tier 3	1,347	(233)	1,114	235

Solid Waste	3,519	(620)	2,899	754
Other	572	(46)	526	(20)

	4,091	(666)	3,425	734
Corporate and Other	—	—	—	(123)

Total	$4,091	$(666)	$3,425	$611

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross Operating Revenues	Intercompany Operating Revenues	Net Operating Revenues	Income from Operations
Six Months Ended June 30:
2017
Solid Waste:
Tier 1	$2,757	$(496)	$2,261	$761
Tier 2	1,758	(322)	1,436	347
Tier 3	2,753	(489)	2,264	475

Solid Waste	7,268	(1,307)	5,961	1,583
Other	1,260	(104)	1,156	(50)

	8,528	(1,411)	7,117	1,533
Corporate and Other	—	—	—	(302)

Total	$8,528	$(1,411)	$7,117	$1,231

2016
Solid Waste:
Tier 1	$2,557	$(441)	$2,116	$696
Tier 2	1,637	(300)	1,337	302
Tier 3	2,607	(445)	2,162	443

Solid Waste	6,801	(1,186)	5,615	1,441
Other	1,072	(86)	986	(56)

	7,873	(1,272)	6,601	1,385
Corporate and Other	—	—	—	(266)

Total	$7,873	$(1,272)	$6,601	$1,119

Fluctuations in our operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business, changes in commodity prices and general economic conditions. In addition, our revenues and income from operations typically reflect seasonal patterns. Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher construction and demolition waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Southern Florida for total consideration of $525 million. The acquired business assets include residential, commercial and industrial solid waste collection, processing/recycling and transfer operations, equipment, vehicles, real estate and customer agreements.

9.	Asset Impairments and Unusual Items

Equity in net losses of unconsolidated entities

During the six months ended June 30, 2017, we recognized $28 million of charges to write down equity method investments in waste diversion technology companies to their estimated fair values.

Other, net

During the three months ended June 30, 2016, we recognized $41 million of impairments to write down minority-owned investments in waste diversion technology companies to their estimated fair values.

10.	Accumulated Other Comprehensive Loss

The changes in the balances of each component of accumulated other comprehensive loss, net of tax benefit, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing increases to accumulated other comprehensive loss):

	Derivative Instruments	Available- for-Sale Securities	Foreign Currency Translation Adjustments	Post- Retirement Benefit Obligation	Total
Balance, December 31, 2016	$(40)	$13	$(47)	$(6)	$(80)
Other comprehensive income before reclassifications, net of tax expense of $0, $1, $0 and $0, respectively	—	2	40	1	43
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $2, $0, $0 and $0, respectively	4	—	—	—	4

Net current period other comprehensive income	4	2	40	1	47

Balance, June 30, 2017	$(36)	$15	$(7)	$(5)	$(33)

There have been no derivatives outstanding subsequent to March 31, 2016. For the three months ended March 31, 2016, other comprehensive loss before reclassifications associated with the effective portion of derivatives designated as cash flow hedges for foreign currency derivatives was $7 million, net of tax benefit of $4 million.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant amounts reclassified out of each component of accumulated other comprehensive loss associated with our cash flow hedges are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations Classification
	2017	2016	2017	2016
Forward-starting interest rate swaps	$(3)	$(3)	$(6)	$(6)	Interest expense, net
Foreign currency derivatives	—	—	—	(20)	Other, net

	(3)	(3)	(6)	(26)	Total before tax
	1	1	2	10	Tax benefit

Total reclassifications for the period	$(2)	$(2)	$(4)	$(16)	Net of tax

11.	Common Stock Repurchase Program

Our share repurchases have been authorized by our Board of Directors. In November 2016, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $225 million of our common stock. At the beginning of the repurchase period, we delivered $225 million in cash and received 2.8 million shares based on a stock price of $63.41. The ASR agreement completed in February 2017, at which time we received 0.4 million additional shares based on a final weighted average per share purchase price during the repurchase period of $69.43.

In June 2017, we entered into an ASR agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million in cash and received 2.7 million shares based on a stock price of $73.46. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in August 2017.

We account for ASR agreements as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASR agreement and (ii) as a forward contract indexed to our own common stock for the undelivered shares. The initial delivery of shares is included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to our own common stock meet the criteria for equity classification, and these amounts are initially recorded in additional paid-in capital and reclassified to treasury stock upon completion of the ASR agreement.

As of June 30, 2017, the Company has authorization for $500 million of future share repurchases. Any future share repurchases pursuant to the authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements as of June 30, 2017 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$37	$37	$—	$—
Available-for-sale securities	52	—	52	—
Fixed-income securities	41	—	41	—
Redeemable preferred stock	54	—	—	54

Total assets	$184	$37	$93	$54

		Fair Value Measurements as of December 31, 2016 Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(a)
Assets:
Money market funds	$35	$35	$—	$—
Available-for-sale securities	46	—	46	—
Fixed-income securities	39	—	39	—
Redeemable preferred stock	54	—	—	54

Total assets	$174	$35	$85	$54

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

Fair Value of Debt

As of June 30, 2017 and December 31, 2016, the carrying value of our debt was approximately $9.1 billion and $9.3 billion, respectively. The estimated fair value of our debt was approximately $9.7 billion as of June 30, 2017 and December 31, 2016. The fair value of our fixed-rate debt is estimated by using a discounted cash flow approach and current market rates for similar types of instruments. The carrying value of our variable-rate debt approximates fair value due to the short-term nature of the interest rates.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2017 and December 31, 2016. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

13.	Variable Interest Entities

Following is a description of our financial interests in both unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties and Refined Coal Facility Investments

We have investments in entities established to manage low-income housing properties and a refined coal facility. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. We do not consolidate these entities as we have determined we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these two entities was $72 million and $84 million, as of June 30, 2017 and December 31, 2016, respectively. The debt balance related to our investment in low-income housing properties was $45 million and $57 million as of June 30, 2017 and December 31, 2016, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

We have significant financial interests in trust funds that were created to settle certain of our final capping, closure, post-closure or environmental remediation obligations. These trust funds are established such that we are either the sole beneficiary of these restricted balances or we share benefit with the host community in which we operate. We have determined that these trust funds are variable interest entities; however, we are not the primary beneficiary of certain of these entities, as described further below. As the party with primary responsibility to fund the related final capping, closure, post-closure or environmental remediation activities for these trust funds, we are exposed to risk of loss if there are declines in the fair value of the assets of the trust. We currently expect the trust funds to continue to meet the statutory requirements for which they were established.

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as we either do not have the (i) power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income or loss. Our investments and receivables related to these trusts had an aggregate carrying value of $98 million and $93 million as of June 30, 2017 and December 31, 2016, respectively.

Consolidated Variable Interest Entities — Trust funds of which we are the sole beneficiary are consolidated because we are the primary beneficiary. We account for these trust funds as long-term other assets in our

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income or loss. These trusts had a fair value of $99 million and $95 million as of June 30, 2017 and December 31, 2016, respectively.

14.	Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2017

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$32	$—	$32
Other current assets	3	5	2,286	—	2,294

	3	5	2,318	—	2,326
Property and equipment, net	—	—	11,002	—	11,002
Investments in affiliates	20,673	21,127	—	(41,800)	—
Advances to affiliates	—	—	13,791	(13,791)	—
Other assets	13	37	7,461	—	7,511

Total assets	$20,689	$21,169	$34,572	$(55,591)	$20,839

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$250	$—	$140	$—	$390
Accounts payable and other current liabilities	77	9	2,294	—	2,380

	327	9	2,434	—	2,770
Long-term debt, less current portion	6,075	304	2,288	—	8,667
Due to affiliates	14,088	184	5,299	(19,571)	—
Other liabilities	12	—	3,883	—	3,895

Total liabilities	20,502	497	13,904	(19,571)	15,332
Equity:
Stockholders’ equity	5,486	20,672	21,128	(41,800)	5,486
Advances to affiliates	(5,299)	—	(481)	5,780	—
Noncontrolling interests	—	—	21	—	21

	187	20,672	20,668	(36,020)	5,507

Total liabilities and equity	$20,689	$21,169	$34,572	$(55,591)	$20,839

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2016

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$32	$—	$32
Other current assets	5	5	2,334	—	2,344

	5	5	2,366	—	2,376
Property and equipment, net	—	—	10,950	—	10,950
Investments in affiliates	19,924	20,331	—	(40,255)	—
Advances to affiliates	—	—	13,000	(13,000)	—
Other assets	14	30	7,489	—	7,533

Total assets	$19,943	$20,366	$33,805	$(53,255)	$20,859

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$269	$—	$148	$—	$417
Accounts payable and other current liabilities	81	9	2,287	—	2,377

	350	9	2,435	—	2,794
Long-term debt, less current portion	6,229	304	2,360	—	8,893
Due to affiliates	13,350	128	5,299	(18,777)	—
Other liabilities	16	—	3,836	—	3,852

Total liabilities	19,945	441	13,930	(18,777)	15,539
Equity:
Stockholders’ equity	5,297	19,925	20,330	(40,255)	5,297
Advances to affiliates	(5,299)	—	(478)	5,777	—
Noncontrolling interests	—	—	23	—	23

	(2)	19,925	19,875	(34,478)	5,320

Total liabilities and equity	$19,943	$20,366	$33,805	$(53,255)	$20,859

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2017

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,677	$—	$3,677
Costs and expenses	—	—	3,004	—	3,004

Income from operations	—	—	673	—	673

Other income (expense):
Interest expense, net	(74)	(5)	(11)	—	(90)
Equity in earnings of subsidiaries, net of tax expense	406	409	—	(815)	—
Other, net	—	—	(13)	—	(13)

	332	404	(24)	(815)	(103)

Income before income taxes	332	404	649	(815)	570
Income tax expense (benefit)	(30)	(2)	241	—	209

Consolidated net income	362	406	408	(815)	361
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to Waste Management, Inc.	$362	$406	$409	$(815)	$362

Three Months Ended June 30, 2016

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,425	$—	$3,425
Costs and expenses	—	—	2,814	—	2,814

Income from operations	—	—	611	—	611

Other income (expense):
Interest expense, net	(76)	(5)	(12)	—	(93)
Equity in earnings of subsidiaries, net of tax expense	333	336	—	(669)	—
Other, net	—	—	(59)	—	(59)

	257	331	(71)	(669)	(152)

Income before income taxes	257	331	540	(669)	459
Income tax expense (benefit)	(30)	(2)	205	—	173

Consolidated net income	287	333	335	(669)	286
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)

Net income attributable to Waste Management, Inc.	$287	$333	$336	$(669)	$287

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2017

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$7,117	$—	$7,117
Costs and expenses	—	—	5,886	—	5,886

Income from operations	—	—	1,231	—	1,231

Other income (expense):
Interest expense, net	(148)	(10)	(24)	—	(182)
Equity in earnings of subsidiaries, net of tax expense	749	755	—	(1,504)	—
Other, net	—	—	(45)	—	(45)

	601	745	(69)	(1,504)	(227)

Income before income taxes	601	745	1,162	(1,504)	1,004
Income tax expense (benefit)	(59)	(4)	409	—	346

Consolidated net income	660	749	753	(1,504)	658
Less: Net loss attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income attributable to Waste Management, Inc.	$660	$749	$755	$(1,504)	$660

Six Months Ended June 30, 2016 (Unaudited)
	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$6,601	$—	$6,601
Costs and expenses	—	—	5,482	—	5,482

Income from operations	—	—	1,119	—	1,119

Other income (expense):
Interest expense, net	(150)	(10)	(28)	—	(188)
Equity in earnings of subsidiaries, net of tax expense	637	643	—	(1,280)	—
Other, net	(1)	—	(75)	—	(76)

	486	633	(103)	(1,280)	(264)

Income before income taxes	486	633	1,016	(1,280)	855
Income tax expense (benefit)	(59)	(4)	376	—	313

Consolidated net income	545	637	640	(1,280)	542
Less: Net loss attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to Waste Management, Inc.	$545	$637	$643	$(1,280)	$545

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30:
2017
Comprehensive income	$364	$406	$439	$(815)	$394
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income attributable to Waste Management, Inc.	$364	$406	$440	$(815)	$395

2016
Comprehensive income	$289	$333	$342	$(669)	$295
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)

Comprehensive income attributable to Waste Management, Inc.	$289	$333	$343	$(669)	$296

	WM	WM Holdings	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended June 30:
2017
Comprehensive income	$664	$749	$796	$(1,504)	$705
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)

Comprehensive income attributable to Waste Management, Inc.	$664	$749	$798	$(1,504)	$707

2016
Comprehensive income	$549	$637	$714	$(1,280)	$620
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(3)	—	(3)

Comprehensive income attributable to Waste Management, Inc.	$549	$637	$717	$(1,280)	$623

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2017

(Unaudited)

	WM(a)	WM Holdings(a)	Non-Guarantor Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$1,534	$—	$1,534
Investing activities	—	—	(677)	—	(677)
Financing activities	—	—	(857)	—	(857)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	32	—	32

Cash and cash equivalents at end of period	$—	$—	$32	$—	$32

Six Months Ended June 30, 2016

(Unaudited)

	WM(a)	WM Holdings(a)	Non-Guarantor Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$1,494	$—	$1,494
Investing activities	—	—	(1,186)	—	(1,186)
Financing activities	—	—	(309)	—	(309)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Intercompany activity	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	39	—	39

Cash and cash equivalents at end of period	$—	$—	$39	$—	$39

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU 2016-13 associated with the measurement of credit losses on financial instruments. The amended guidance replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance is effective for the Company on January 1, 2020, with early adoption permitted beginning January 1, 2019. We are assessing the provisions of this amended guidance and evaluating the impact on our consolidated financial statements.

Leases — In February 2016, the FASB issued ASU 2016-02 associated with lease accounting. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. The disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019, with early adoption permitted. We are assessing the provisions of this amended guidance and we have (i) formed an implementation work team; (ii) performed training for the various organizations that will be most affected by the new standard and (iii) evaluated certain software solutions available to manage and account for leases under the new standard. We are still evaluating the impact of this amended guidance on our consolidated financial statements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on our work to date, we believe we have identified all material contract types and costs that may be impacted by this amended guidance. We expect to quantify and disclose the expected impact, if any, of adopting this amended guidance in the Quarterly Report on Form 10-Q for the third quarter of 2017. While we are still evaluating the impact of the amended guidance, we currently do not expect it to have a material impact on operating revenues. However, upon adoption of the amended guidance, we anticipate recognizing an asset from the capitalization of sales incentives as contract acquisitions costs. Under the amended guidance, sales incentives will be capitalized and amortized to selling, general and administrative expense over the expected life of the customer relationship.

As noted above, we are still evaluating the possible impacts on our consolidated financial statements, including (i) potential changes in the classification of certain revenue streams and costs currently reported on a gross basis (e.g., franchise fees paid to municipalities); (ii) the amount of sales incentives that will be capitalized and (iii) additional disclosure requirements.

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

Some of the risks that we believe could affect our business and financial statements for 2017 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company include the following:

•

competition may negatively affect our profitability or cash flows, our pricing strategy may have negative effects on volumes, and inability to execute our pricing strategy while retaining and attracting customers may negatively affect our average yield on collection and disposal lines of business;

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

Key items of our financial results for the current quarter include:

•

Revenues of $3,677 million compared with $3,425 million in the prior year period, an increase of $252 million, or 7.4%. This increase is primarily attributable to (i) yield and volume growth in our collection and disposal lines of business, which increased our revenues by $158 million and (ii) higher market prices for recycling commodities and volume growth, which contributed $90 million of revenue growth in our recycling line of business;

•

Operating expenses of $2,290 million, or 62.3% of revenues, compared with $2,130 million, or 62.2% of revenues, in the prior year period. This increase of $160 million is primarily attributable to (i) increased cost of goods sold primarily related to higher market prices for recycling commodities; (ii) higher volumes; (iii) increased maintenance and repair costs; (iv) increased fuel costs due to higher fuel prices and the expiration of certain natural gas fuel excise tax credits and (v) merit increases;

•

Selling, general and administrative expenses of $353 million, or 9.6% of revenues, compared with $340 million, or 9.9% of revenues, in the prior year period. This increase of $13 million is primarily due to higher incentive compensation costs and certain other variable costs due to revenue growth;

•	Income from operations of $673 million, or 18.3% of revenues, compared with $611 million, or 17.8% of revenues, in the prior year period; and

•	Net income attributable to Waste Management, Inc. of $362 million, or $0.81 per diluted share, compared with $287 million, or $0.64 per diluted share, in the prior year period.

Our second quarter 2016 results were affected by the recognition of pre-tax charges of $45 million primarily related to impairments of minority-owned investments in waste diversion technology companies. These impairments were substantially nondeductible for income taxes and had a negative impact of $0.10 on our diluted earnings per share.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by operating activities (a)	$813	$762	$1,534	$1,494
Capital expenditures	(299)	(312)	(631)	(629)
Proceeds from divestitures of businesses and other assets (net of cash divested)	6	11	13	24

Free cash flow (a)	$520	$461	$916	$889

(a)

Prior year information has been revised to reflect the adoption of Accounting Standards Update (“ASU”) 2016-09, which is discussed below in Adoption of New Accounting Standards, and conform to our current year presentation. See Note 1 to the Condensed Consolidated Financial Statements.

Our net cash provided by operating activities increased by $51 million and $40 million for the three and six months ended June 30, 2017, respectively, as compared with the prior year periods. The three and six months ended June 30, 2017 were impacted by (i) higher earnings from our Traditional Solid Waste and recycling businesses; (ii) net favorable changes in our assets and liabilities, net of effects from business acquisitions and divestitures, exclusive of items noted separately and (iii) higher income tax payments. The six months ended June 30, 2017 was further impacted by (i) cash proceeds of $67 million from the termination of our cross-currency swaps during the three months ended March 31, 2016 and (ii) higher annual incentive plan cash payments of $41 million in the current year period.

Capital expenditures for the three and six months ended June 30, 2017 were comparable to the prior year periods. The Company continues to maintain a disciplined focus on capital management, and fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business and timing of replacement of aging assets.

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

•

Cash flows related to excess tax benefits or deficiencies are included in net cash provided by operating activities rather than as a financing activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities of $17 million for the six months ended June 30, 2016;

•

Cash paid to taxing authorities when withholding shares from an employee’s vesting or exercise of equity-based compensation awards for tax-withholding purposes is now considered a repurchase of the Company’s equity instruments and is classified as net cash used in financing activities rather than as an operating activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities of $23 million for the six months ended June 30, 2016; and

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

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. We also provide additional services that are not managed through our Solid Waste business, including services provided by our Strategic Business Solutions (“WMSBS”) and Energy and Environmental Services organizations, recycling brokerage services, landfill gas-to-energy services and expanded service offerings and solutions. Our expanded service offerings and solutions include (i) portable self-storage and long distance moving services; (ii) fluorescent bulb and universal waste mail-back through our LampTracker® program; (iii) portable restroom servicing under the name Port-o-Let® and (iv) street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties. These operations are presented as “Other” in the table below. The following table summarizes revenues during each period (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Solid Waste	$3,759	$3,519	$7,268	$6,801
Other	657	572	1,260	1,072
Intercompany	(739)	(666)	(1,411)	(1,272)

Total	$3,677	$3,425	$7,117	$6,601

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commercial	$917	$865	$1,828	$1,711
Residential	632	622	1,253	1,232
Industrial	654	613	1,257	1,174
Other	123	111	223	207

Total collection	2,326	2,211	4,561	4,324
Landfill	864	792	1,603	1,499
Transfer	414	391	780	737
Recycling	375	290	747	558
Other	437	407	837	755
Intercompany	(739)	(666)	(1,411)	(1,272)

Total	$3,677	$3,425	$7,117	$6,601

The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2017 vs. 2016		Period-to-Period Change for the Six Months Ended June 30, 2017 vs. 2016
	Amount	As a % of Total Company(a)	Amount	As a % of Total Company(a)
Average yield (b)	$153	4.5%	$340	5.2%
Volume	115	3.4	174	2.6

Internal revenue growth	268	7.9	514	7.8
Acquisitions	9	0.2	21	0.3
Divestitures	(17)	(0.5)	(17)	(0.3)
Foreign currency translation	(8)	(0.2)	(2)	—

Total	$252	7.4%	$516	7.8%

(a)

Calculated by dividing the amount of current year period increase or decrease by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period ($3,408 million and $6,584 million for the three and six months, respectively).

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

	Period-to-Period Change for the Three Months Ended June 30, 2017 vs. 2016		Period-to-Period Change for the Six Months Ended June 30, 2017 vs. 2016
	Amount	As a % of Related Business(i)	Amount	As a % of Related Business(i)
Collection and disposal	$57	1.9%	$114	1.9%
Recycling commodities	76	27.4	187	35.0
Fuel surcharge and mandated fees	20	18.2	39	18.6

Total	$153	4.5%	$340	5.2%

(i)

Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue, adjusted to exclude the impacts of divestitures for the current year period.

Our revenues increased $252 million, or 7.4%, and $516 million, or 7.8%, for the three and six months ended June 30, 2017, respectively, as compared with the prior year periods, driven by (i) higher volumes; (ii) higher market prices of the recycling commodities we sell; (iii) revenue growth from yield on our collection and disposal lines of business; (iv) higher revenues from our fuel surcharge program due to higher diesel fuel prices and (v) acquisitions. Partially offsetting these revenue increases were (i) divestitures and (ii) foreign currency translation, which affects revenues from our Canadian operations.

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

Revenue growth from collection and disposal average yield was $57 million, or 1.9%, and $114 million, or 1.9%, for the three and six months ended June 30, 2017, respectively. We experienced growth in all of our collection and disposal lines of business in the current year periods. The details are as follows (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2017		Period-to-Period Change for the Six Months Ended June 30, 2017
	Amount	As a % of Related Business	Amount	As a % of Related Business
Commercial	$22	2.7%	$50	3.1%
Industrial	17	3.0	30	2.7
Residential	10	1.5	20	1.6

Total collection	49	2.4	100	2.4
Landfill	5	0.8	7	0.7
Transfer	3	1.5	7	1.9

Total collection and disposal	$57	1.9%	$114	1.9%

Revenues from our environmental fee contributed $17 million and $34 million for the three and six months ended June 30, 2017, respectively, to our collection and disposal average yield.

Recycling Commodities — Our revenues increased $76 million and $187 million for the three and six months ended June 30, 2017, respectively, as compared with the prior year periods, due to the continued strong year-over-year increase in the market prices of the recycling commodities we sell at our recycling facilities and through our recycling brokerage business.

Fuel Surcharge and Mandated Fees — These revenues, which are predominantly generated by our fuel surcharge program, increased $20 million and $39 million for the three and six months ended June 30, 2017, respectively, as compared with the prior year periods. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Market prices for diesel fuel increased approximately 11% and 17% for the three and six months ended June 30, 2017, respectively, as compared with the prior year periods, which contributed to the revenue growth in our fuel surcharge program. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These fees did not have a significant impact on the comparability of the periods.

Volume

Our revenues increased $115 million, or 3.4%, and $174 million, or 2.6%, for the three and six months ended June 30, 2017, respectively, as compared with the prior year periods, due to higher volumes. The year-over-year comparison does not include volumes from acquisitions.

We experienced higher volumes in all of our lines of business, except for our residential line of business, due to (i) reduced customer churn and improved sales performance supported by our focus on disciplined growth; (ii) improving market conditions and (iii) an additional workday for the six months ended June 30, 2017. The most significant contributors to our volume growth in the current year periods were commercial and industrial collection; municipal solid waste and construction and demolition landfills; transfer stations; our recycling brokerage business and our WMSBS organization. Our residential line of business experienced volume declines in the current year periods because of our continued focus on renegotiating existing contracts and winning new contracts with reasonable rates of returns.

Acquisitions and Divestitures

Revenues increased $9 million and $21 million for the three and six months ended June 30, 2017, respectively, as compared with the prior year periods, due to acquisitions. These revenues were offset by revenue decreases due to divestitures of $17 million for both the three and six months ended June 30, 2017 as compared with the prior year periods.

Operating Expenses

The following table summarizes the major components of our operating expenses (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2017	2016			2017	2016
Labor and related benefits	$614	$598	$16	2.7%	$1,224	$1,177	$47	4.0%
Transfer and disposal costs	257	252	5	2.0	490	483	7	1.4
Maintenance and repairs	288	269	19	7.1	567	525	42	8.0
Subcontractor costs	320	298	22	7.4	605	571	34	6.0
Cost of goods sold	255	210	45	21.4	494	391	103	26.3
Fuel	91	74	17	23.0	183	138	45	32.6
Disposal and franchise fees and taxes	194	177	17	9.6	368	340	28	8.2
Landfill operating costs	88	95	(7)	(7.4)	169	173	(4)	(2.3)
Risk management	60	51	9	17.6	112	107	5	4.7
Other	123	106	17	16.0	244	218	26	11.9

	$2,290	$2,130	$160	7.5%	$4,456	$4,123	$333	8.1%

Our operating expenses increased $160 million, or 7.5%, and $333 million, or 8.1%, for the three and six months ended June 30, 2017, respectively, as compared with the prior year periods. Our operating expenses as a percentage of revenues increased slightly to 62.3% for the three months ended June 30, 2017 from 62.2% for the three months ended June 30, 2016, and to 62.6% for the six months ended June 30, 2017 from 62.5% for the six months ended June 30, 2016.

We experienced higher operating costs for the three and six months ended June 30, 2017 when compared to the prior year periods, primarily related to:

•	Higher market prices for recycling commodities, which increased cost of goods sold; and

•

Higher volumes, as discussed above in Operating Revenues, which increased operating expenses, most significantly (i) subcontractor costs; (ii) disposal and franchise fees and taxes; (iii) labor and related benefits costs and (iv) maintenance and repairs costs.

Other significant items affecting the comparability of operating expenses for the periods presented include:

Labor and Related Benefits — The increase in labor and related benefits costs was also due to merit increases.

Maintenance and Repairs — The increase in maintenance and repairs costs was also due to (i) higher labor costs due to increased headcount, merit increases, and retention and training efforts and (ii) higher third-party repairs and parts costs.

Fuel — The increase in fuel costs was primarily due to (i) higher fuel prices and (ii) the expiration of certain natural gas fuel excise tax credits as of December 31, 2016. These cost increases were offset, in part, by lower costs resulting from the ongoing conversion of our fleet to natural gas vehicles.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2017	2016			2017	2016
Labor and related benefits	$241	$233	$8	3.4%	$517	$476	$41	8.6%
Professional fees	25	24	1	4.2	46	46	—	—
Provision for bad debts	10	7	3	42.9	20	18	2	11.1
Other	77	76	1	1.3	160	162	(2)	(1.2)

	$353	$340	$13	3.8%	$743	$702	$41	5.8%

Our selling, general and administrative expenses increased by $13 million, or 3.8%, and $41 million, or 5.8%, for the three and six months ended June 30, 2017, respectively, as compared with the prior year periods. As a percentage of revenue, our selling, general and administrative expenses decreased to 9.6% for the three months ended June 30, 2017 from 9.9% for the three months ended June 30, 2016, and decreased to 10.4% for the six months ended June 30, 2017 from 10.6% for the six months ended June 30, 2016.

Selling, general and administrative expenses increased primarily due to (i) higher incentive compensation costs and certain other variable costs due to revenue growth and (ii) merit increases. Additionally, severance costs for former executives contributed to the increase in labor and related benefits costs for the six months ended June 30, 2017 compared to the prior year period.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2017	2016			2017	2016
Depreciation of tangible property and equipment	$195	$198	$(3)	(1.5)%	$386	$388	$(2)	(0.5)%
Amortization of landfill airspace	137	116	21	18.1	251	215	36	16.7
Amortization of intangible assets	24	26	(2)	(7.7)	47	49	(2)	(4.1)

	$356	$340	$16	4.7%	$684	$652	$32	4.9%

The increase in amortization of landfill airspace during the three and six months ended June 30, 2017, compared to the prior year periods, was primarily due to increased volumes at our landfills and changes in our landfill estimates.

Income from Operations

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended June 30,		Period-to- Period Change		Six Months Ended June 30,		Period-to- Period Change
	2017	2016			2017	2016
Solid Waste:
Tier 1	$395	$362	$33	9.1%	$761	$696	$65	9.3%
Tier 2	190	157	33	21.0	347	302	45	14.9
Tier 3	248	235	13	5.5	475	443	32	7.2

Solid Waste	833	754	79	10.5	1,583	1,441	142	9.9
Other	(18)	(20)	2	(10.0)	(50)	(56)	6	(10.7)
Corporate and Other	(142)	(123)	(19)	15.4	(302)	(266)	(36)	13.5

Total	$673	$611	$62	10.1%	$1,231	$1,119	$112	10.0%

Our reportable segments are discussed further in Note 7 to the Condensed Consolidated Financial Statements.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three and six months ended June 30, 2017 as compared with the prior year periods are summarized below:

•	Our Traditional Solid Waste business benefited from internal revenue growth;

•	Our recycling line of business was favorable compared to the prior year periods principally due to higher market prices for recycling commodities;

•	Higher labor and related benefits costs in the current year periods primarily due to merit increases;

•	Higher landfill amortization expense related to increased volumes at our landfills and changes in our landfill estimates, primarily in Tiers 1 and 3;

•	Lower leachate management expenses in Tier 2; and

•	Increased maintenance and repair costs.

Significant items affecting the comparison of the remaining components of our results of operations for the three and six months ended June 30, 2017 with the comparable prior year periods are summarized below:

Corporate and Other — Higher labor and related benefits costs in the current year periods were primarily related to higher incentive compensation costs. In addition, severance costs for former executives contributed to the higher costs for the six months ended June 30, 2017, compared to the prior year period.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $13 million and $45 million during the three and six months ended June 30, 2017, respectively, compared with $16 million and $23 million during the three and six months ended June 30, 2016, respectively. During the six months ended June 30, 2017, we recognized $28 million of charges to write down equity method investments in waste diversion technology companies to their estimated fair values. The remaining losses for each period are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. The tax impacts realized as a result of these investments are discussed below in Income Tax Expense. Refer to Notes 4 and 13 to the Condensed Consolidated Financial Statements for more information related to these investments.

Other, Net

We recognized other, net expense of $43 million and $53 million for the three and six months ended June 30, 2016, respectively, primarily related to impairment charges of $41 million to write down minority-owned investments in waste diversion technology companies to their estimated fair values during the three months ended June 30, 2016. In addition, we recognized $8 million of expense during the three months ended March 31, 2016 associated with the termination of our cross-currency swaps, which is discussed further in Note 3 to the Condensed Consolidated Financial Statements.

Income Tax Expense

We recorded income tax expense of $209 million and $346 million during the three and six months ended June 30, 2017, respectively, compared with $173 million and $313 million during the three and six months ended June 30, 2016, respectively. Our effective income tax rate was 36.6% and 34.4% for the three and six months ended June 30, 2017, respectively, compared with 37.6% and 36.5% for the three and six months ended June 30, 2016, respectively.

Our income tax expense and effective income tax rate for the three months ended June 30, 2017 was unfavorably impacted primarily by state and local income taxes offset, in part, by the favorable impact of federal tax credits. Our income tax expense and effective income tax rate for the six months ended June 30, 2017 was favorably impacted primarily by excess tax benefits related to equity-based compensation and federal tax credits offset, in part, by the unfavorable impact of state and local income taxes and the tax implications of impairments. Our income tax expense and effective income tax rate for the three and six months ended June 30, 2016 was unfavorably impacted primarily by the tax implications of impairments and state and local income taxes offset, in part, by the favorable impact of federal tax credits and tax audit settlements.

The excess tax benefits related to the vesting or exercise of equity-based compensation awards reduced our income tax expense by $2 million and $34 million for the three and six months ended June 30, 2017, respectively. See Note 1 to the Condensed Consolidated Financial Statements for discussion of our adoption of ASU 2016-09.

Our investments in low-income housing properties and the refined coal facility reduced our income tax expense by $14 million for the three months ended June 30, 2017 and 2016 and by $25 million for the six months ended June 30, 2017 and 2016. Refer to Note 4 to the Condensed Consolidated Financial Statements for more information related to these investments.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$32	$32

Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$99	$95
Other	9	10

Total restricted trust and escrow accounts	$108	$105

Debt:
Current portion	$390	$417
Long-term portion	8,667	8,893

Total debt	$9,057	$9,310

As of June 30, 2017, the current portion of our long-term debt balance of $390 million includes (i) $184 million of short-term borrowings under our commercial paper program and (ii) $206 million of other debt with scheduled maturities within the next 12 months, including $148 million of tax-exempt bonds.

As of June 30, 2017, we have classified (i) $590 million of 6.1% senior notes that mature in March 2018 and (ii) $69 million of short-term borrowings under our commercial paper program as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”).

In addition, we have $561 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and an additional $471 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to refinance these bonds on a long-term basis as supported by the forecasted available capacity under our $2.25 billion revolving credit facility. Accordingly, we have also classified these borrowings as long-term in our Condensed Consolidated Balance Sheet as of June 30, 2017.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six months ended June 30 (in millions):

	2017	2016
Net cash provided by operating activities (a)	$1,534	$1,494

Net cash used in investing activities	$(677)	$(1,186)

Net cash used in financing activities (a)	$(857)	$(309)

(a)

Prior year information has been revised to reflect the adoption of ASU 2016-09 and conform to our current year presentation. See Note 1 to the Condensed Consolidated Financial Statements for further discussion.

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows for the six months ended June 30, 2017, compared with the prior year period, are summarized below:

•

Increase in Earnings — Our income from operations, excluding depreciation and amortization, increased by $144 million on a year-over-year basis, principally driven by higher earnings from our Traditional Solid Waste and recycling businesses.

•	Increase in Income Tax Payments — Cash paid for income taxes was $83 million higher on a year-over-year basis, largely driven by higher earnings in the current year and timing of income tax payments.

•

Cross-Currency Swaps — During the three months ended March 31, 2016, we terminated our cross-currency swaps associated with the anticipated cash flows of intercompany loans between WM Holdings and its wholly-owned Canadian subsidiaries, as discussed further in Note 3 to the Condensed Consolidated Financial Statements. In connection with the termination, we received cash proceeds of $67 million, which were classified as a change in other current assets and other assets.

•

Increase in Annual Incentive Plan Cash Payments — Payments for our annual incentive plans are typically made in the first quarter of the year based on prior year performance. Our net cash provided by operating activities was unfavorably impacted by $41 million on a year-over-year basis, due to higher annual incentive cash payments made in the current year period.

•

Changes in Assets and Liabilities, Net of Effects from Business Acquisitions and Divestitures — Our net cash provided by operating activities was favorably impacted on a year-over-year basis by net changes in our assets and liabilities, exclusive of the items noted above.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six months ended June 30, 2017 and 2016 are summarized below:

•

Acquisitions — We spent $51 million and $572 million on acquisitions during the six months ended June 30, 2017 and 2016, respectively. In 2016, our acquisitions consisted primarily of certain operations and business assets of SWS as discussed in Note 8 to the Condensed Consolidated Financial Statements.

•

Capital Expenditures — We used $631 million and $629 million for capital expenditures during the six months ended June 30, 2017 and 2016, respectively. The Company continues to maintain a disciplined focus on capital management, and fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business and the timing of replacement of aging assets.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six months ended June 30, 2017 and 2016 are summarized below:

•	Debt Borrowings (Repayments) — The following summarizes our cash borrowings and debt repayments (excluding our commercial paper program discussed below) for the six months ended June 30 (in millions):

	2017	2016
Borrowings:
$2.25 billion revolving credit facility	$25	$1,008
Canadian term loan and revolving credit facility	5	347
Senior notes	—	496
Tax-exempt bonds	—	143
Other debt	56	100

	$86	$2,094

Repayments:
$2.25 billion revolving credit facility	$(451)	$(1,028)
Canadian term loan and revolving credit facility	(79)	(129)
Senior notes	—	(10)
Tax-exempt bonds	—	(241)
Other debt	(97)	(109)

	$(627)	$(1,517)

Net borrowings (repayments)	$(541)	$577

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Commercial Paper Program — During the six months ended June 30, 2017, we had net borrowings of $253 million under our commercial paper program. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our commercial paper program.

•

Common Stock Repurchase Program — We paid $250 million and $500 million for share repurchases during the six months ended June 30, 2017 and 2016, respectively. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

•

Cash Dividends — We paid cash dividends of $381 million and $364 million during the six months ended June 30, 2017 and 2016, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend declared increasing from $0.41 in 2016 to $0.425 in 2017.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 6 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2017, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU 2016-13 associated with the measurement of credit losses on financial instruments. The amended guidance replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance is effective for the Company on January 1, 2020, with early adoption permitted beginning January 1, 2019. We are assessing the provisions of this amended guidance and evaluating the impact on our consolidated financial statements.

Leases — In February 2016, the FASB issued ASU 2016-02 associated with lease accounting. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. The disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019, with early adoption permitted. We are assessing the provisions of this amended guidance and we have (i) formed an implementation work team; (ii) performed training for the various organizations that will be most affected by the new standard and (iii) evaluated certain software solutions available to manage and account for leases under the new standard. We are still evaluating the impact of this amended guidance on our consolidated financial statements.

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

Based on our work to date, we believe we have identified all material contract types and costs that may be impacted by this amended guidance. We expect to quantify and disclose the expected impact, if any, of adopting this amended guidance in the Quarterly Report on Form 10-Q for the third quarter of 2017. While we are still evaluating the impact of the amended guidance, we currently do not expect it to have a material impact on operating revenues. However, upon adoption of the amended guidance, we anticipate recognizing an asset from the capitalization of sales incentives as contract acquisitions costs. Under the amended guidance, sales incentives will be capitalized and amortized to selling, general and administrative expense over the expected life of the customer relationship.

As noted above, we are still evaluating the possible impacts on our consolidated financial statements, including (i) potential changes in the classification of certain revenue streams and costs currently reported on a gross basis (e.g., franchise fees paid to municipalities); (ii) the amount of sales incentives that will be capitalized and (iii) additional disclosure requirements.

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher construction and demolition waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of June 30, 2017, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2017. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the second quarter of 2017 (shares in millions):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 — 30	—	$—	—	$750 million
May 1 — 31	—	$—	—	$750 million
June 1 — 30	2.7	$73.46	2.7	$500 million

Total	2.7	$73.46	2.7

In June 2017, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million in cash and received 2.7 million shares based on a stock price of $73.46. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in August 2017.

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

Date: July 26, 2017