Form 10-Q
period 2017-09-30
WASTE MANAGEMENT INC
filed 2017-10-26
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 19, 2017 was 434,216,159 (excluding treasury shares of 196,066,302).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35	$32
Accounts receivable, net of allowance for doubtful accounts of $26 and $24, respectively	1,790	1,700
Other receivables	212	432
Parts and supplies	99	90
Other assets	164	122
Total current assets	2,300	2,376
Property and equipment, net of accumulated depreciation and amortization of $17,826 and $17,152, respectively	11,136	10,950
Goodwill	6,267	6,215
Other intangible assets, net	561	591
Investments in unconsolidated entities	287	320
Other assets	398	407
Total assets	$20,949	$20,859
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$789	$799
Accrued liabilities	1,136	1,085
Deferred revenues	484	493
Current portion of long-term debt	850	417
Total current liabilities	3,259	2,794
Long-term debt, less current portion	8,495	8,893
Deferred income taxes	1,452	1,482
Landfill and environmental remediation liabilities	1,727	1,675
Other liabilities	716	695
Total liabilities	15,649	15,539
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,806	4,850
Retained earnings	7,871	7,388
Accumulated other comprehensive income (loss)	14	(80)
Treasury stock at cost, 196,076,817 and 190,966,584 shares, respectively	(7,419)	(6,867)
Total Waste Management, Inc. stockholders’ equity	5,278	5,297
Noncontrolling interests	22	23
Total equity	5,300	5,320
Total liabilities and equity	$20,949	$20,859

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating revenues	$3,716	$3,548	$10,833	$10,149
Costs and expenses:
Operating	2,302	2,216	6,758	6,339
Selling, general and administrative	356	330	1,099	1,032
Depreciation and amortization	350	336	1,034	988
Restructuring	(2)	—	—	4
Expense from divestitures, asset impairments and unusual items, net	9	106	10	107
	3,015	2,988	8,901	8,470
Income from operations	701	560	1,932	1,679
Other income (expense):
Interest expense, net	(90)	(94)	(272)	(282)
Equity in net losses of unconsolidated entities	(8)	(9)	(53)	(32)
Other, net	—	—	—	(53)
	(98)	(103)	(325)	(367)
Income before income taxes	603	457	1,607	1,312
Income tax expense	215	153	561	466
Consolidated net income	388	304	1,046	846
Less: Net income (loss) attributable to noncontrolling interests	2	2	—	(1)
Net income attributable to Waste Management, Inc.	$386	$302	$1,046	$847
Basic earnings per common share	$0.88	$0.68	$2.37	$1.91
Diluted earnings per common share	$0.87	$0.68	$2.36	$1.89
Cash dividends declared per common share	$0.425	$0.41	$1.275	$1.23

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Consolidated net income	$388	$304	$1,046	$846
Other comprehensive income (loss), net of tax:
Derivative instruments, net	2	2	6	11
Available-for-sale securities, net	—	—	2	2
Foreign currency translation adjustments	46	(16)	86	51
Post-retirement benefit obligation, net	(1)	—	—	—
Other comprehensive income (loss), net of tax	47	(14)	94	64
Comprehensive income	435	290	1,140	910
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2	—	(1)
Comprehensive income attributable to Waste Management, Inc.	$433	$288	$1,140	$911

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$1,046	$846
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,034	988
Deferred income tax expense (benefit)	(46)	20
Interest accretion on landfill liabilities	68	67
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	2	8
Provision for bad debts	31	27
Equity-based compensation expense	74	67
Net gain from disposal of assets	(7)	(18)
Expense from divestitures, asset impairments and other, net	38	106
Equity in net losses of unconsolidated entities, net of dividends	25	32
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	112	32
Other current assets	(25)	(21)
Other assets	—	76
Accounts payable and accrued liabilities	105	73
Deferred revenues and other liabilities	(67)	(51)
Net cash provided by operating activities	2,390	2,252
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(80)	(600)
Capital expenditures	(981)	(962)
Proceeds from divestitures of businesses and other assets (net of cash divested)	19	32
Other, net	58	(20)
Net cash used in investing activities	(984)	(1,550)
Cash flows from financing activities:
New borrowings	122	2,536
Debt repayments	(749)	(2,210)
Net commercial paper borrowings	501	—
Common stock repurchase program	(750)	(500)
Cash dividends	(566)	(546)
Exercise of common stock options	92	57
Tax payments associated with equity-based compensation transactions	(47)	(30)
Other, net	(7)	(18)
Net cash used in financing activities	(1,404)	(711)
Effect of exchange rate changes on cash and cash equivalents	1	—
Increase (decrease) in cash and cash equivalents	3	(9)
Cash and cash equivalents at beginning of period	32	39
Cash and cash equivalents at end of period	$35	$30

See notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Balance, December 31, 2016	$5,320	630,282	$6	$4,850	$7,388	$(80)	(190,967)	$(6,867)	$23
Consolidated net income	1,046	—	—	—	1,046	—	—	—	—
Other comprehensive income (loss), net of tax	94	—	—	—	—	94	—	—	—
Cash dividends	(566)	—	—	—	(566)	—	—	—	—
Equity-based compensation transactions, net	157	—	—	11	3	—	3,974	143	—
Common stock repurchase program	(750)	—	—	(55)	—	—	(9,082)	(695)	—
Other, net	(1)	—	—	—	—	—	(2)	—	(1)
Balance, September 30, 2017	$5,300	630,282	$6	$4,806	$7,871	$14	(196,077)	$(7,419)	$22

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

The Condensed Consolidated Financial Statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2016.

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

Adoption of New Accounting Standards

Equity-Based Compensation — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑09 associated with equity-based compensation as part of its simplification initiative to reduce the cost and complexity of compliance with U.S. Generally Accepted Accounting Principles (“GAAP”), while maintaining or improving the usefulness of the information provided. This amended guidance was effective for the Company on January 1, 2017 and required the following changes to the presentation of our financial statements:

•

Excess tax benefits or deficiencies for share-based payments are now recorded as a discrete item in the period shares vest or stock options are exercised as an adjustment to income tax expense or benefit rather than additional

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

Cash flows related to excess tax benefits or deficiencies are included in net cash provided by operating activities rather than as a financing activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities of $27 million for the nine months ended September 30, 2016;

•

Cash paid to taxing authorities when withholding shares from an employee’s vesting or exercise of equity-based compensation awards for tax-withholding purposes is now considered a repurchase of the Company’s equity instruments and is classified as net cash used in financing activities rather than as an operating activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities of $18 million for the nine months ended September 30, 2016; and

•	The Company has elected to continue to estimate forfeitures rather than account for forfeitures as they occur.

Goodwill Impairment Testing — In January 2017, the FASB issued ASU 2017‑04 which simplifies the goodwill impairment test by eliminating Step 2 of the quantitative assessment and should reduce the cost and complexity of evaluating goodwill for impairment. Under the amended guidance, when a quantitative assessment is required, an entity will perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be measured as the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of recorded goodwill. This amended guidance, effective for the Company on January 1, 2020, permits early adoption. The Company’s early adoption on January 1, 2017 did not have an impact on our consolidated financial statements.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation.

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2017			December 31, 2016
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$140	$23	$163	$119	$28	$147
Long-term	1,500	227	1,727	1,457	218	1,675
	$1,640	$250	$1,890	$1,576	$246	$1,822

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the nine months ended September 30, 2017 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2016	$1,576	$246
Obligations incurred and capitalized	51	—
Obligations settled	(74)	(14)
Interest accretion	68	2
Revisions in estimates and interest rate assumptions (a)	14	16
Acquisitions, divestitures and other adjustments	5	—
September 30, 2017	$1,640	$250

(a)

Includes a $9 million charge to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as further discussed in Note 6.

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

3.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2017:

	September 30,	December 31,
	2017	2016
$2.25 billion revolving credit facility, maturing July 2020 (weighted average interest rate of 1.9% as of December 31, 2016)	$—	$426
Commercial paper program (weighted average interest rate of 1.4% as of September 30, 2017)	502	—
Other letter of credit facilities, maturing through December 2018	—	—
Canadian term loan and revolving credit facility, maturing March 2019 (weighted average effective interest rate of 2.5% as of September 30, 2017 and 2.1% as of December 31, 2016)	143	239
Senior notes maturing through 2045, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 4.6% as of September 30, 2017 and December 31, 2016)	6,033	6,033
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 1.0% to 5.7% (weighted average interest rate of 1.9% as of September 30, 2017 and 1.8% as of December 31, 2016)	2,339	2,304
Capital leases and other, maturing through 2055, interest rates up to 12%	328	308
	9,345	9,310
Current portion of long-term debt	850	417
	$8,495	$8,893

Debt Classification

As of September 30, 2017, we had $1,821 million of debt maturing within the next 12 months, including (i) $590 million of 6.1% senior notes that mature in March 2018; (ii) $551 million of tax-exempt bonds with term interest

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $502 million of short-term borrowings under our commercial paper program and (iv) $178 million of other debt with scheduled maturities within the next 12 months, including $119 million of tax-exempt bonds. As of September 30, 2017, we have classified $971 million of debt as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”), as discussed below. The remaining $850 million is classified as current obligations.

As of September 30, 2017, we also have $471 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to refinance these bonds on a long-term basis as supported by the forecasted available capacity under our $2.25 billion revolving credit facility, as discussed below. Accordingly, we have also classified these borrowings as long-term in our Condensed Consolidated Balance Sheet as of September 30, 2017.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$2.25 Billion Revolving Credit Facility — Our $2.25 billion revolving credit facility maturing in July 2020 provides us with credit capacity to be used for either cash borrowings or to support letters of credit or commercial paper. The rates we pay for outstanding loans are generally based on LIBOR plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of September 30, 2017, we had no outstanding borrowings under this facility. We had $777 million of letters of credit issued and $502 million of outstanding borrowings under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $971 million as of September 30, 2017.

Commercial Paper Program — In August 2016, we entered into a $1.5 billion commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The commercial paper program is fully supported by our $2.25 billion revolving credit facility.

Canadian Term Loan and Revolving Credit Facility — We have a Canadian credit agreement (which includes a term loan and revolving credit facility) that matures in March 2019. This agreement provides the Company (i) C$50 million of revolving credit capacity, which can be used for borrowings or letters of credit, and (ii) C$460 million of non-revolving term credit that is prepayable without penalty and principal amounts repaid may not be reborrowed. As of September 30, 2017, we had no borrowings or letters of credit outstanding under the Canadian revolving credit facility.

Other Letter of Credit Facilities — As of September 30, 2017, we had utilized $508 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through December 2018.

Debt Borrowings and Repayments

$2.25 Billion Revolving Credit Facility — During the nine months ended September 30, 2017, we had net repayments of $426 million under our $2.25 billion revolving credit facility, all of which was replaced with net borrowings under our commercial paper program.

Commercial Paper Program — During the nine months ended September 30, 2017, we had net borrowings of $501 million (net of the related discount on issuance) for general corporate purposes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian Term Loan — During the nine months ended September 30, 2017, we repaid C$142 million, or $108 million, of net advances under our Canadian term loan with available cash. The remaining change in the carrying value of outstanding borrowings under our Canadian term loan is due to foreign currency translation.

Tax-Exempt Bonds — During the nine months ended September 30, 2017, we repaid $40 million of our tax-exempt bonds with available cash at their scheduled maturities. We issued $75 million of tax-exempt bonds in August 2017. The proceeds from the issuance of these bonds were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill and solid waste disposal facility construction and development. Accordingly, the restricted funds provided by these financing activities have not been included in new borrowings in our Condensed Consolidated Statement of Cash Flows.

Capital Leases and Other — During the nine months ended September 30, 2017, we had net repayments of $53 million of other debt paid with available cash. We also entered into $73 million in new capital leases during the nine months ended September 30, 2017 to support new business opportunities.

Cross-Currency Swaps

In March 2016, our Canadian subsidiaries repaid C$370 million of intercompany debt to WM Holdings with proceeds from our Canadian term loan. Concurrent with the repayment of the intercompany debt, we terminated the related cross-currency swaps and received $67 million in cash. The cash received from our termination of these swaps was classified as a change in other current assets and other assets within net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. In addition, we recognized $8 million of expense associated with the termination of these swaps during the first quarter of 2016, which was included in other, net in the Condensed Consolidated Statement of Operations.

4.    Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2017 was 35.7% and 34.9%, respectively, compared with 33.7% and 35.5%, respectively, for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended September 30, 2017 was primarily due to the unfavorable impact of state and local income taxes offset, in part, by the favorable impact of federal tax credits and adjustments to our accruals and related deferred taxes due to the filing of our 2016 income tax returns. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the nine months ended September 30, 2017 was primarily due to the favorable impact of federal tax credits, excess tax benefits related to equity-based compensation and adjustments to our accruals and related deferred taxes due to the filing of our 2016 income tax returns offset, in part, by the unfavorable impact of state and local income taxes and nondeductible impairments.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity-Based Compensation — During the three and nine months ended September 30, 2017, we recognized a reduction in our income tax expense of $1 million and $35 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards. See Note 1 for discussion of our adoption of ASU 2016‑09.

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

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2017, we recognized $6 million and $21 million of net losses and a reduction in our income tax expense of $14 million and $39 million, respectively, primarily because of tax credits realized from these investments. During the three and nine months ended September 30, 2016, we recognized $7 million and $22 million of net losses and a reduction in our income tax expense of $15 million and $40 million, respectively, primarily because of tax credits realized from these investments. Interest expense associated with our investment in low-income housing properties was not material for the periods presented. See Note 13 for additional information related to these unconsolidated variable interest entities.

5.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Number of common shares outstanding at end of period	434.2	442.0	434.2	442.0
Effect of using weighted average common shares outstanding	3.6	0.9	6.1	2.3
Weighted average basic common shares outstanding	437.8	442.9	440.3	444.3
Dilutive effect of equity-based compensation awards and other contingently issuable shares (a)	3.0	2.8	3.0	2.8
Weighted average diluted common shares outstanding	440.8	445.7	443.3	447.1
Potentially issuable shares	8.2	9.2	8.2	9.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.9	0.5	2.3	0.5

(a)	As of January 1, 2017, we adopted ASU 2016‑09 prospectively and no longer include excess tax benefits as assumed proceeds. See Note 1 for further discussion.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees — In the ordinary course of our business, WM and WM Holdings enter into guarantee agreements associated with their subsidiaries’ operations. Additionally, WM and WM Holdings have each guaranteed all of the senior debt of the other entity. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 14 for further discussion.

We have also guaranteed the obligations and certain performance requirements of, and provided indemnification to, third parties as of September 30, 2017 in connection with both consolidated and unconsolidated entities, including agreements guaranteeing certain market value losses for approximately 850 homeowners’ properties adjacent to or near 22 of our landfills. Our indemnification obligations generally arise from divestitures and provide that we will be responsible for liabilities associated with our operations for events that occurred prior to the sale of the operations. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In December 2014, we sold our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants. Before the divestiture of our Wheelabrator business, WM had guaranteed certain operational and financial performance obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. When possible, Wheelabrator seeks to have the applicable third-party beneficiaries release WM from these guarantees, but until such efforts are successful or the underlying financial commitments are restructured, WM has agreed to retain the guarantees and, in exchange, receive a credit support fee or other financial assurances guaranteed by a third-party financial institution to protect WM in the event of non-compliance by Wheelabrator. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements. As of September 30, 2017 and December 31, 2016, WM’s maximum future payments under these guarantees was $96 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. We have recorded the fair value of the operational and

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial performance guarantees, some of which could extend through 2038 if not terminated, in our Condensed Consolidated Balance Sheets. The estimated fair value of WM’s potential obligation associated with guarantees of Wheelabrator’s obligations (net of credit support fee or indemnification asset) decreased from $11 million as of December 31, 2016 to $3 million as of September 30, 2017 primarily due to the release of certain performance guarantees by third-party beneficiaries. We currently do not expect the financial impact of such operational and financial performance guarantees to materially exceed the recorded fair value.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $140 million higher than the $250 million recorded in the Condensed Consolidated Balance Sheet as of September 30, 2017. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of September 30, 2017, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain.

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, has been named as a PRP. MIMC operated the waste pits from 1965 to 1966. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. During 2016, MIMC’s environmental remediation liability reserves were increased by $44 million to record its estimated potential share of the EPA’s proposed remedy and related costs and MIMC filed comments, detailing its disagreement with the proposed remedy. MIMC remains in disagreement with the remedy set forth in the ROD, and continues to recommend a solution that better protects the environment and public health. Due to the increased estimated cost of the remedy set forth in the ROD, MIMC’s environmental remediation liability reserves have been further increased by $9 million during the current quarter to record its estimated potential share and related costs. MIMC’s ultimate liability could be materially different from current estimates. Allocation of responsibility among the PRPs for the proposed remedy has not been established, and MIMC will continue to engage the EPA regarding the remediation plan selected in the ROD. As of September 30, 2017 and December 31, 2016, our recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs was $54 million and $46 million, respectively.

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

On January 10, 2017, the Pennsylvania Department of Environmental Protection (“DEP”) solid waste program advised us that it intends to seek civil penalties against the Grows North and Tullytown Landfills (“Grows/Tullytown”), located in southeast Pennsylvania and owned by indirect wholly-owned subsidiaries of WM, related to operational issues, including litter and leachate discharges. Additionally, we received notice on March 15, 2017 that the DEP clean water program also intends to seek civil penalties related to similar underlying events and operational issues at Grows/Tullytown. On September 19, 2017, we received an updated assessment proposal from the DEP for these matters. Our internal review of these matters is in process.

On July 10, 2013, the EPA issued a Notice of Violation ("NOV") to Waste Management of Wisconsin, Inc., an indirect wholly-owned subsidiary of WM, alleging violations of the Resource Conservation Recovery Act concerning acceptance of certain waste that was not permitted to be disposed of at the Metro Recycling & Disposal Facility in Franklin, Wisconsin. The parties are exchanging information and working to resolve the NOV.

Waste Management of Hawaii, Inc. (“WMHI”), an indirect wholly-owned subsidiary of WM, may face civil claims from the Hawaii Department of Health and/or the EPA based on stormwater discharges at the Waimanalo Gulch Sanitary Landfill, which WMHI operates for the city and county of Honolulu, following two major rainstorms in December 2010 and January 2011 and alleged violations of stormwater permit requirements prior to and after the storms.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the third quarter of 2017, we recognized an $11 million charge in operating expenses for the withdrawal from an underfunded Multiemployer Pension Plan. We do not believe that any future liability relating to our past or current participation in, or withdrawals from, the Multiemployer Pension Plans to which we contribute will have a material adverse effect on our business, financial condition or liquidity. However, liabilities for future withdrawals could have a material adverse effect on our results of operations or cash flows for a particular reporting period, depending on the number of employees withdrawn and the financial condition of the Multiemployer Pension Plan(s) at the time of such withdrawal(s).

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of the tax return filing date are subject to routine examination procedures. We are currently in the examination phase of IRS audits for the 2014 through 2017 tax years and expect these audits to be completed within the next 27 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2009, with the exception of affirmative claims in a limited number of jurisdictions that date back to 2000. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues	Revenues	Operations
Three Months Ended September 30:
2017
Solid Waste:
Tier 1	$1,432	$(258)	$1,174	$398
Tier 2	924	(171)	753	180
Tier 3	1,447	(256)	1,191	275
Solid Waste	3,803	(685)	3,118	853
Other	662	(64)	598	(16)
	4,465	(749)	3,716	837
Corporate and Other	—	—	—	(136)
Total	$4,465	$(749)	$3,716	$701

2016
Solid Waste:
Tier 1	$1,364	$(238)	$1,126	$369
Tier 2	885	(162)	723	121
Tier 3	1,382	(241)	1,141	238
Solid Waste	3,631	(641)	2,990	728
Other	608	(50)	558	(30)
	4,239	(691)	3,548	698
Corporate and Other	—	—	—	(138)
Total	$4,239	$(691)	$3,548	$560

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues	Revenues	Operations
Nine Months Ended September 30:
2017
Solid Waste:
Tier 1	$4,189	$(754)	$3,435	$1,159
Tier 2	2,682	(493)	2,189	527
Tier 3	4,200	(745)	3,455	750
Solid Waste	11,071	(1,992)	9,079	2,436
Other	1,922	(168)	1,754	(66)
	12,993	(2,160)	10,833	2,370
Corporate and Other	—	—	—	(438)
Total	$12,993	$(2,160)	$10,833	$1,932

2016
Solid Waste:
Tier 1	$3,921	$(679)	$3,242	$1,065
Tier 2	2,522	(462)	2,060	423
Tier 3	3,989	(686)	3,303	681
Solid Waste	10,432	(1,827)	8,605	2,169
Other	1,680	(136)	1,544	(86)
	12,112	(1,963)	10,149	2,083
Corporate and Other	—	—	—	(404)
Total	$12,112	$(1,963)	$10,149	$1,679

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Asset Impairments and Unusual Items

Expense from divestitures, asset impairments and unusual items, net

During the nine months ended September 30, 2016, we recognized net charges of $107 million, primarily related to (i) a $43 million charge to impair a landfill in Western Pennsylvania due to a loss of expected volumes; (ii) a $42 million charge to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 6; (iii) a $10 million goodwill impairment charge related to our LampTracker® reporting unit and (iv) an $8 million loss on the sale of a majority-owned organics company.

During the third quarter of 2017, we recognized an additional $9 million charge to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 6.

Equity in net losses of unconsolidated entities

During the nine months ended September 30, 2017, we recognized $28 million of impairment charges to write down equity method investments in waste diversion technology companies to their estimated fair values.

Other, net

During the second quarter of 2016, we recognized $41 million of impairment charges to write down minority-owned investments in waste diversion technology companies to their estimated fair values.

10.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2016	$(40)	$13	$(47)	$(6)	$(80)
Other comprehensive income before reclassifications, net of tax expense of $0, $2, $0 and $0, respectively	—	2	86	—	88
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $3, $0, $0 and $0, respectively	6	—	—	—	6
Net current period other comprehensive income	6	2	86	—	94
Balance, September 30, 2017	$(34)	$15	$39	$(6)	$14

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant amounts reclassified out of each component of accumulated other comprehensive income (loss) associated with our previously terminated cash flow hedges are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Statement of
	2017	2016	2017	2016	Operations Classification
Forward-starting interest rate swaps	$(2)	$(2)	$(8)	$(8)	Interest expense, net
Treasury rate locks	(1)	(1)	(1)	(1)	Interest expense, net
Foreign currency derivatives	—	—	—	(20)	Other, net
	(3)	(3)	(9)	(29)	Total before tax
	1	1	3	11	Tax benefit
Total reclassifications for the period	$(2)	$(2)	$(6)	$(18)	Net of tax

11.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors.

In November 2016, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $225 million of our common stock. At the beginning of the repurchase period, we delivered $225 million in cash and received 2.8 million shares based on a stock price of $63.41. The ASR agreement completed in February 2017, at which time we received 0.4 million additional shares based on a final weighted average price per share during the repurchase period of $69.43.

In June 2017, we entered into an ASR agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million in cash and received 2.7 million shares based on a stock price of $73.46. The ASR agreement completed in August 2017, at which time we received 0.7 million additional shares based on a final weighted average price per share during the repurchase period of $74.31.

In August 2017, we entered into an ASR agreement to repurchase $500 million of our common stock. At the beginning of the repurchase period, we delivered $500 million in cash and received 5.3 million shares based on a stock price of $75.25. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in December 2017.

Following the execution of the August 2017 ASR agreement, the Company has no remaining authorization outstanding from our Board of Directors to execute share repurchases.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements as of
		September 30, 2017 Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)(a)
Assets:
Money market funds	$16	$16	$—	$—
Available-for-sale securities	54	—	54	—
Fixed-income securities	46	—	46	—
Redeemable preferred stock	55	—	—	55
Total assets	$171	$16	$100	$55

		Fair Value Measurements as of
		December 31, 2016 Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)(a)
Assets:
Money market funds	$35	$35	$—	$—
Available-for-sale securities	46	—	46	—
Fixed-income securities	39	—	39	—
Redeemable preferred stock	54	—	—	54
Total assets	$174	$35	$85	$54

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

Fair Value of Debt

As of September 30, 2017 and December 31, 2016, the carrying value of our debt was $9.3 billion. The estimated fair value of our debt was approximately $9.9 billion and $9.7 billion as of September 30, 2017 and December 31, 2016, respectively. The fair value of our fixed-rate debt is estimated by using a discounted cash flow approach and current market rates for similar types of instruments. The carrying value of our variable-rate debt approximates fair value due to the short-term nature of the interest rates. The increase in fair value of our debt when comparing September 30, 2017 to December 31, 2016 is primarily related to decreases in current market rates for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2017 and December 31, 2016. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

13.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties and Refined Coal Facility Investments

We have investments in entities established to manage low-income housing properties and a refined coal facility. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. We do not consolidate these entities as we have determined we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these two entities was $65 million and $84 million, as of September 30, 2017 and December 31, 2016, respectively. The debt balance related to our investment in low-income housing properties was $40 million and $57 million as of September 30, 2017 and December 31, 2016, respectively. Additional information related to these investments is discussed in Note 4.

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

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as we either do not have the (i) power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $99 million and $93 million as of September 30, 2017 and December 31, 2016, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. We account for these trust funds as long-term other assets in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of our accumulated other comprehensive income (loss). These trusts had a fair value of $101 million and $95 million as of September 30, 2017 and December 31, 2016, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2017

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$35	$—	$35
Other current assets	3	5	2,257	—	2,265
	3	5	2,292	—	2,300
Property and equipment, net	—	—	11,136	—	11,136
Investments in affiliates	21,105	21,607	—	(42,712)	—
Advances to affiliates	—	—	14,171	(14,171)	—
Other assets	12	31	7,470	—	7,513
Total assets	$21,120	$21,643	$35,069	$(56,883)	$20,949

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$736	$—	$114	$—	$850
Accounts payable and other current liabilities	61	4	2,344	—	2,409
	797	4	2,458	—	3,259
Long-term debt, less current portion	5,911	304	2,280	—	8,495
Due to affiliates	14,425	231	5,299	(19,955)	—
Other liabilities	8	—	3,887	—	3,895
Total liabilities	21,141	539	13,924	(19,955)	15,649
Equity:
Stockholders’ equity	5,278	21,104	21,608	(42,712)	5,278
Advances to affiliates	(5,299)	—	(485)	5,784	—
Noncontrolling interests	—	—	22	—	22
	(21)	21,104	21,145	(36,928)	5,300
Total liabilities and equity	$21,120	$21,643	$35,069	$(56,883)	$20,949

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2017

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,716	$—	$3,716
Costs and expenses	—	—	3,015	—	3,015
Income from operations	—	—	701	—	701
Other income (expense):
Interest expense, net	(75)	(5)	(10)	—	(90)
Equity in earnings of subsidiaries, net of tax	432	435	—	(867)	—
Other, net	—	—	(8)	—	(8)
	357	430	(18)	(867)	(98)
Income before income taxes	357	430	683	(867)	603
Income tax expense (benefit)	(29)	(2)	246	—	215
Consolidated net income	386	432	437	(867)	388
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income attributable to Waste Management, Inc.	$386	$432	$435	$(867)	$386

Three Months Ended September 30, 2016

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,548	$—	$3,548
Costs and expenses	—	—	2,988	—	2,988
Income from operations	—	—	560	—	560
Other income (expense):
Interest expense, net	(77)	(5)	(12)	—	(94)
Equity in earnings of subsidiaries, net of tax	349	352	—	(701)	—
Other, net	—	—	(9)	—	(9)
	272	347	(21)	(701)	(103)
Income before income taxes	272	347	539	(701)	457
Income tax expense (benefit)	(30)	(2)	185	—	153
Consolidated net income	302	349	354	(701)	304
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income attributable to Waste Management, Inc.	$302	$349	$352	$(701)	$302

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2017

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$10,833	$—	$10,833
Costs and expenses	—	—	8,901	—	8,901
Income from operations	—	—	1,932	—	1,932
Other income (expense):
Interest expense, net	(223)	(15)	(34)	—	(272)
Equity in earnings of subsidiaries, net of tax	1,181	1,190	—	(2,371)	—
Other, net	—	—	(53)	—	(53)
	958	1,175	(87)	(2,371)	(325)
Income before income taxes	958	1,175	1,845	(2,371)	1,607
Income tax expense (benefit)	(88)	(6)	655	—	561
Consolidated net income	1,046	1,181	1,190	(2,371)	1,046
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Waste Management, Inc.	$1,046	$1,181	$1,190	$(2,371)	$1,046

Nine Months Ended September 30, 2016

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$10,149	$—	$10,149
Costs and expenses	—	—	8,470	—	8,470
Income from operations	—	—	1,679	—	1,679
Other income (expense):
Interest expense, net	(227)	(15)	(40)	—	(282)
Equity in earnings of subsidiaries, net of tax	986	995	—	(1,981)	—
Other, net	(1)	—	(84)	—	(85)
	758	980	(124)	(1,981)	(367)
Income before income taxes	758	980	1,555	(1,981)	1,312
Income tax expense (benefit)	(89)	(6)	561	—	466
Consolidated net income	847	986	994	(1,981)	846
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to Waste Management, Inc.	$847	$986	$995	$(1,981)	$847

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30:
2017
Comprehensive income	$388	$432	$482	$(867)	$435
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2	—	2
Comprehensive income attributable to Waste Management, Inc.	$388	$432	$480	$(867)	$433

2016
Comprehensive income	$303	$349	$339	$(701)	$290
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2	—	2
Comprehensive income attributable to Waste Management, Inc.	$303	$349	$337	$(701)	$288

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Nine Months Ended September 30:
2017
Comprehensive income	$1,052	$1,181	$1,278	$(2,371)	$1,140
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Waste Management, Inc.	$1,052	$1,181	$1,278	$(2,371)	$1,140

2016
Comprehensive income	$852	$986	$1,053	$(1,981)	$910
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Waste Management Inc.	$852	$986	$1,054	$(1,981)	$911

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2017

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$2,390	$—	$2,390
Investing activities	—	—	(984)	—	(984)
Financing activities	—	—	(1,404)	—	(1,404)
Effect of exchange rate changes on cash and cash equivalents	—	—	1	—	1
Intercompany activity	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	3	—	3
Cash and cash equivalents at beginning of period	—	—	32	—	32
Cash and cash equivalents at end of period	$—	$—	$35	$—	$35

Nine Months Ended September 30, 2016

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$2,252	$—	$2,252
Investing activities	—	—	(1,550)	—	(1,550)
Financing activities	—	—	(711)	—	(711)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	(9)	—	(9)
Cash and cash equivalents at beginning of period	—	—	39	—	39
Cash and cash equivalents at end of period	$—	$—	$30	$—	$30

(a)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries.

15.  New Accounting Standards Pending Adoption

Income Taxes — In October 2016, the FASB issued ASU 2016‑16 associated with the timing of recognition of income taxes for intra-entity transfers of assets other than inventory. The amended guidance requires the recognition of income taxes when the transfer of the asset occurs, which replaces current GAAP that defers the recognition of income taxes until the transferred asset is sold to a third party or otherwise recovered through use. The amended guidance is effective for the Company on January 1, 2018. We are assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Statement of Cash Flows — In August 2016, the FASB issued ASU 2016‑15 associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016‑18 associated with the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of both amendments was to reduce existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018. We are assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU 2016‑13 associated with the measurement of credit losses on financial instruments. The amended guidance replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance is effective for the Company on January 1, 2020, with early adoption permitted beginning January 1, 2019. We are assessing the provisions of this amended guidance and evaluating the impact on our consolidated financial statements.

Leases — In February 2016, the FASB issued ASU 2016‑02 associated with lease accounting. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. The disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019. We are assessing the provisions of this amended guidance and we have (i) formed an implementation work team; (ii) performed training for the various organizations that will be most affected by the new standard and (iii) acquired a software solution to manage and account for leases under the new standard. We are still evaluating the impact of this amended guidance on our consolidated financial statements.

Financial Instruments — In January 2016, the FASB issued ASU 2016‑01 associated with the recognition and measurement of financial assets and liabilities. The amended guidance will require certain equity investments that are not consolidated to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). The amended guidance is effective for the Company on January 1, 2018. We are assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Revenue Recognition — In May 2014, the FASB issued ASU 2014‑09 associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented (“full retrospective method”) or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption (“modified retrospective method”). The Company is currently planning to adopt the amended guidance using the modified retrospective method as of January 1, 2018.

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

Based on our work to date, we believe we have identified all material contract types and costs that may be impacted by this amended guidance. We currently do not expect the amended guidance to have a material impact on operating revenues. However, upon adoption of the amended guidance, we anticipate recognizing an asset from the capitalization of certain sales incentives as contract acquisitions costs. Under the amended guidance, certain sales incentives will be capitalized and amortized to selling, general and administrative expense over the expected life of the customer relationship. Additionally, under the amended guidance we anticipate recognizing certain consideration payable to our customers as a reduction in operating revenues, which under current guidance is recorded as operating expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10‑K for the year ended December 31, 2016.

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

General

Our principal executive offices are located at 1001 Fannin Street, Houston, Texas 77002. Our telephone number is (713) 512‑6200. Our website address is www.wm.com. Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K are all available, free of charge, on our website as soon as practicable after we file the reports with the SEC. Our stock is traded on the New York Stock Exchange under the symbol “WM.”

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

Key items of our financial results for the current quarter include:

•

Revenues of $3,716 million compared with $3,548 million in the prior year period, an increase of $168 million, or 4.7%. This increase is primarily attributable to (i) yield and volume growth in our collection and disposal lines of business, which increased our revenues by $93 million and (ii) higher market prices for recycling commodities, which contributed $60 million of revenue growth in our recycling line of business;

•

Operating expenses of $2,302 million, or 61.9% of revenues, compared with $2,216 million, or 62.5% of revenues, in the prior year period. This increase of $86 million is primarily attributable to (i) increased cost of goods sold primarily related to higher market prices for recycling commodities; (ii) higher volumes; (iii) increased labor and related benefits costs due to merit increases, headcount increases and an $11 million charge for the withdrawal from an underfunded multiemployer pension plan; (iv) increased maintenance and repair costs and (v) increased fuel costs, due to higher fuel prices and the expiration of certain natural gas fuel excise tax credits. These increases were partially offset by decreased landfill leachate management costs;

•

Selling, general and administrative expenses of $356 million, or 9.6% of revenues, compared with $330 million, or 9.3% of revenues, in the prior year period. This increase of $26 million is primarily due to (i) an increase in certain costs, including incentive compensation accruals, that vary with revenue and earnings growth; (ii) the impact of a favorable litigation settlement in the third quarter of 2016 and (iii) charitable contributions made for hurricane relief efforts;
•	Income from operations of $701 million, or 18.9% of revenues, compared with $560 million, or 15.8% of revenues, in the prior year period; and
•	Net income attributable to Waste Management, Inc. of $386 million, or $0.87 per diluted share, compared with $302 million, or $0.68 per diluted share, in the prior year period.

Our third quarter 2017 results were affected by certain pre-tax charges including (i) an $11 million charge for the withdrawal from an underfunded multiemployer pension plan and (ii) a $9 million charge to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas. These charges had a negative after-tax impact of $12 million, or $0.03 per diluted share.

Our third quarter 2016 results were affected by the recognition of pre-tax charges of $106 million primarily related to (i) a $43 million charge to impair a landfill due to a loss of expected volumes; (ii) a  $42 million charge to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas; (iii) a  $10 million goodwill impairment charge related to our LampTracker® reporting unit and (iv) an $8 million loss on the sale of a majority-owned organics company. These charges had a negative after-tax impact of $72 million, or $0.16 per diluted share.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net cash provided by operating activities (a)	$856	$758	$2,390	$2,252
Capital expenditures	(350)	(333)	(981)	(962)
Proceeds from divestitures of businesses and other assets (net of cash divested)	6	8	19	32
Free cash flow (a)	$512	$433	$1,428	$1,322

(a)

Prior year information has been revised to reflect the adoption of Accounting Standards Update (“ASU”) 2016‑09, which is discussed below in Adoption of New Accounting Standards, and conform to our current year presentation. See Note 1 to the Condensed Consolidated Financial Statements.

Our net cash flows provided by operating activities increased by $98 million and $138 million for the three and nine months ended September 30, 2017, respectively, as compared with the prior year periods. The three and nine months ended September 30, 2017 were impacted by (i) higher earnings from our Traditional Solid Waste and recycling businesses; (ii) net favorable changes in our assets and liabilities, net of effects of acquisitions and divestitures, exclusive of items noted separately and (iii) higher income tax payments. The nine months ended September 30, 2017 was further impacted by (i) cash proceeds of $67 million from the termination of our cross-currency swaps in the first quarter of 2016 and (ii) higher annual incentive plan cash payments of $41 million in the current year period.

Capital expenditures for the three and nine months ended September 30, 2017 were comparable to the prior year periods. The Company continues to maintain a disciplined focus on capital management, and fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business and timing of replacement of aging assets.

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

Adoption of New Accounting Standards

Equity-Based Compensation — In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016‑09 associated with equity-based compensation as part of its simplification initiative to reduce the cost and complexity of compliance with U.S. Generally Accepted Accounting Principles (“GAAP”), while maintaining or improving the usefulness of the information provided. This amended guidance was effective for the Company on January 1, 2017 and required the following changes to the presentation of our financial statements:

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

•

Cash flows related to excess tax benefits or deficiencies are included in net cash provided by operating activities rather than as a financing activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities of $27 million for the nine months ended September 30, 2016;

•

Cash paid to taxing authorities when withholding shares from an employee’s vesting or exercise of equity-based compensation awards for tax-withholding purposes is now considered a repurchase of the Company’s equity instruments and is classified as net cash used in financing activities rather than as an operating activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities of $18 million for the nine months ended September 30, 2016; and

•	The Company has elected to continue to estimate forfeitures rather than account for forfeitures as they occur.

Goodwill Impairment Testing — In January 2017, the FASB issued ASU 2017‑04 which simplifies the goodwill impairment test by eliminating Step 2 of the quantitative assessment and should reduce the cost and complexity of evaluating goodwill for impairment. Under the amended guidance, when a quantitative assessment is required, an entity will perform a goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be measured as the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of recorded goodwill. This amended guidance, effective for the Company on

January 1, 2020, permits early adoption. The Company’s early adoption on January 1, 2017 did not have an impact on our consolidated financial statements.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2016. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2017	2016	2017	2016
Solid Waste	$3,803	$3,631	$11,071	$10,432
Other	662	608	1,922	1,680
Intercompany	(749)	(691)	(2,160)	(1,963)
Total	$3,716	$3,548	$10,833	$10,149

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2017	2016	2017	2016
Commercial	$936	$881	$2,764	$2,592
Residential	635	630	1,888	1,862
Industrial	673	633	1,930	1,807
Other	107	110	330	317
Total collection	2,351	2,254	6,912	6,578
Landfill	884	831	2,487	2,330
Transfer	412	397	1,192	1,134
Recycling	375	325	1,122	883
Other	443	432	1,280	1,187
Intercompany	(749)	(691)	(2,160)	(1,963)
Total	$3,716	$3,548	$10,833	$10,149

The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period		Period-to-Period
	Change for the		Change for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017 vs. 2016		2017 vs. 2016
		As a % of		As a % of
		Total		Total
	Amount	Company(a)	Amount	Company(a)
Average yield (b)	$133	3.8%	$473	4.6%
Volume	24	0.7	198	2.0
Internal revenue growth	157	4.5	671	6.6
Acquisitions	12	0.3	33	0.3
Divestitures	(9)	(0.3)	(26)	(0.3)
Foreign currency translation	8	0.2	6	0.1
Total	$168	4.7%	$684	6.7%

(a)

Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period ($3,539 million and $10,123 million for the three and nine months, respectively).

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

	Period-to-Period		Period-to-Period
	Change for the		Change for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017 vs. 2016		2017 vs. 2016
		As a % of		As a % of
		Related		Related
	Amount	Business(i)	Amount	Business(i)
Collection and disposal	$61	2.0%	$175	1.9%
Recycling commodities	60	18.9	247	29.0
Fuel surcharge and mandated fees	12	10.0	51	15.4
Total	$133	3.8%	$473	4.6%

(i)

Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue, adjusted to exclude the impacts of divestitures for the current year period.

Our revenues increased $168 million, or 4.7%, and $684 million, or 6.7%, for the three and nine months ended September 30, 2017, respectively, as compared with the prior year periods, driven by (i) higher market prices for the recycling commodities we sell; (ii) higher volumes; (iii) revenue growth from yield on our collection and disposal lines of business and (iv) higher revenues from our fuel surcharge program due to higher diesel fuel prices.

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

Revenue growth from collection and disposal average yield was $61 million, or 2.0%, and $175 million, or 1.9%, for the three and nine months ended September 30, 2017, respectively. We experienced growth in all of our collection and disposal lines of business in the current year periods. The details are as follows (dollars in millions):

	Period-to-Period		Period-to-Period
	Change for the		Change for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017 vs. 2016		2017 vs. 2016
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$22	2.7%	$72	3.0%
Industrial	20	3.3	50	2.9
Residential	9	1.5	29	1.6
Total collection	51	2.4	151	2.4
Landfill	8	1.5	15	1.0
Transfer	2	0.8	9	1.5
Total collection and disposal	$61	2.0%	$175	1.9%

Our increase in collection and disposal yield for the three and nine months ended September 30, 2017, compared to the prior year periods, includes increased revenues from our environmental fees of $17 million and $51 million, respectively.

Recycling Commodities — Increases in the market prices for recycling commodities resulted in revenue growth of $60 million and $247 million for the three and nine months ended September 30, 2017, respectively, as compared with the prior year periods. Disruptions in the global movement of recycling commodities and the impact of natural disasters along the Gulf Coast reduced volume and lessened the increase in revenue from market prices for recycling commodities during the third quarter of 2017. Market prices for recycling commodities decreased from the levels we had seen earlier in 2017 and at the end of the third quarter of 2017 had returned to market prices seen in the third quarter of 2016. We expect these disruptions in the market for recycling commodities to continue into the fourth quarter of 2017 and through the first half of 2018, which will continue to put downward pressure on average market prices for recycling commodities.

Fuel Surcharge and Mandated Fees — These revenues, which are predominantly generated by our fuel surcharge program, increased $12 million and $51 million for the three and nine months ended September 30, 2017, respectively, as compared with the prior year periods.  These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Market prices for diesel fuel increased 10% and 15% for the three and nine months ended September 30, 2017, respectively, as compared with the prior year periods, which contributed to the revenue growth in our fuel surcharge program. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These fees did not have a significant impact on the comparability of the periods.

Volume

Our revenues increased $24 million, or 0.7%, and $198 million, or 2.0%, for the three and nine months ended September 30, 2017, respectively, as compared with the prior year periods, due to higher volumes. The year-over-year comparison does not include volumes from acquisitions.

We experienced higher volumes due to improving market conditions and improved sales performance supported by our focus on disciplined growth throughout 2017. The most significant contributors to our volume growth were commercial and industrial collection; municipal solid waste and construction and demolition landfills; transfer stations; our recycling brokerage business and our WMSBS organization. Our residential line of business experienced volume declines in the current year periods because of our continued focus on renegotiating existing contracts and winning new contracts with reasonable rates of returns.

Our commercial and industrial collection and our landfill revenue growth in the third quarter of 2017 was consistent with the first half of 2017, but our overall volume growth rate in the current quarter was unfavorably affected by:

•	The completion of certain project work performed throughout 2016 and into the first quarter of 2017 in our other collection line of business;
•

Our recycling line of business, as discussed above, was negatively impacted by disruptions in the global movement of recycling commodities and the natural disasters along the Gulf Coast during the third quarter of 2017;

•	One less workday during the third quarter of 2017 when compared with the same prior year period;
•	The anniversary of a large contract addition in our WMSBS organization; and
•	Volume declines in our ancillary service businesses.

Acquisitions and Divestitures

Acquisitions increased revenues $12 million and $33 million for the three and nine months ended September 30, 2017, respectively, as compared with the prior year periods. These revenues were offset by revenue decreases due to divestitures of $9 million and $26 million for the three and nine months ended September 30, 2017, respectively, as compared with the prior year periods.

Operating Expenses

The following table summarizes the major components of our operating expenses (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2017	2016	Change		2017	2016	Change
Labor and related benefits	$641	$617	$24	3.9%	$1,865	$1,794	$71	4.0%
Transfer and disposal costs	253	252	1	0.4	743	735	8	1.1
Maintenance and repairs	297	277	20	7.2	864	802	62	7.7
Subcontractor costs	311	316	(5)	(1.6)	916	887	29	3.3
Cost of goods sold	260	232	28	12.1	754	623	131	21.0
Fuel	93	81	12	14.8	276	219	57	26.0
Disposal and franchise fees and taxes	198	185	13	7.0	566	525	41	7.8
Landfill operating costs	77	92	(15)	(16.3)	246	265	(19)	(7.2)
Risk management	56	51	5	9.8	168	158	10	6.3
Other	116	113	3	2.7	360	331	29	8.8
	$2,302	$2,216	$86	3.9%	$6,758	$6,339	$419	6.6%

Our operating expenses increased $86 million, or 3.9%, and $419 million, or 6.6%, for the three and nine months ended September 30, 2017, respectively, as compared with the prior year periods. Our operating expenses as a percentage of revenues decreased to 61.9% for the three months ended September 30, 2017 from 62.5% for the three months ended September 30, 2016, and to 62.4% for the nine months ended September 30, 2017 from 62.5% for the nine months ended September 30, 2016.

We experienced higher operating expenses for the three and nine months ended September 30, 2017 when compared to the prior year periods, primarily related to:

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

Other significant items affecting the comparability of operating expenses for the periods presented include:

Labor and Related Benefits — The increase in labor and related benefits costs was also due to merit increases and a charge in the current quarter for the withdrawal from an underfunded multiemployer pension plan.

Maintenance and Repairs — The increase in maintenance and repairs costs was also due to (i) higher labor costs due to increased headcount, merit increases, and retention and training efforts and (ii) higher third-party repairs and parts costs.

Fuel — The increase in fuel costs was primarily due to higher fuel prices and the expiration of certain natural gas fuel excise tax credits as of December 31, 2016. These cost increases were offset, in part, by lower costs resulting from the ongoing conversion of our fleet to natural gas vehicles.

Subcontractor Costs — Cost increases from higher volumes were more than offset in the current quarter, and partially offset in the nine months ended September 30, 2017, by the completion of certain project work performed throughout 2016 and into the first quarter of 2017 by our remediation and construction services.

Landfill Operating Costs — The decrease in landfill operating costs was driven primarily by decreased landfill leachate management costs.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2017	2016	Change		2017	2016	Change
Labor and related benefits	$238	$230	$8	3.5%	$755	$706	$49	6.9%
Professional fees	25	23	2	8.7	71	69	2	2.9
Provision for bad debts	10	8	2	25.0	30	26	4	15.4
Other	83	69	14	20.3	243	231	12	5.2
	$356	$330	$26	7.9%	$1,099	$1,032	$67	6.5%

Our selling, general and administrative expenses increased by $26 million, or 7.9%, and $67 million, or 6.5%, for the three and nine months ended September 30, 2017, respectively, as compared with the prior year periods. As a percentage of revenue, our selling, general and administrative expenses increased from 9.3% for the three months ended September 30, 2016 to 9.6% for the three months ended September 30, 2017, and decreased to 10.1% for the nine months ended September 30, 2017 from 10.2% for the nine months ended September 30, 2016.

Labor and related benefits costs increased primarily due to (i) an increase in certain costs, including incentive compensation accruals, that vary with revenue and earnings growth and (ii) merit increases. Additionally, severance costs for former executives contributed to the increase in labor and related benefits costs for the nine months ended September 30, 2017, compared to the prior year period. Our other expenses increased primarily due to (i) a favorable litigation settlement providing for the reimbursement of certain legal fees in the third quarter of 2016 and (ii) charitable contributions made for hurricane relief efforts in the current quarter.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2017	2016	Change		2017	2016	Change
Depreciation of tangible property and equipment	$196	$193	$3	1.6%	$582	$581	$1	0.2%
Amortization of landfill airspace	130	118	12	10.2	381	333	48	14.4
Amortization of intangible assets	24	25	(1)	(4.0)	71	74	(3)	(4.1)
	$350	$336	$14	4.2%	$1,034	$988	$46	4.7%

The increase in amortization of landfill airspace during the three and nine months ended September 30, 2017, compared to the prior year periods, was primarily due to increased volumes at our landfills and changes in our landfill estimates.

Expense from Divestitures, Asset Impairments and Unusual Items, Net

During the nine months ended September 30, 2016, we recognized net charges of $107 million, primarily related to (i) a $43 million charge to impair a landfill in Western Pennsylvania due to a loss of expected volumes; (ii) a  $42 million charge to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 6 to the Condensed Consolidated Financial Statements; (iii) a  $10 million goodwill impairment charge related to our LampTracker® reporting unit and (iv) an $8 million loss on the sale of a majority-owned organics company.

During the third quarter of 2017, we recognized an additional $9 million charge to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 6 to the Condensed Consolidated Financial Statements.

Income from Operations

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months				Nine Months
	Ended		Period-to-		Ended		Period-to-
	September 30,		Period		September 30,		Period
	2017	2016	Change		2017	2016	Change
Solid Waste:
Tier 1	$398	$369	$29	7.9%	$1,159	$1,065	$94	8.8%
Tier 2	180	121	59	48.8	527	423	104	24.6
Tier 3	275	238	37	15.5	750	681	69	10.1
Solid Waste	853	728	125	17.2	2,436	2,169	267	12.3
Other	(16)	(30)	14	(46.7)	(66)	(86)	20	(23.3)
Corporate and Other	(136)	(138)	2	(1.4)	(438)	(404)	(34)	8.4
Total	$701	$560	$141	25.2%	$1,932	$1,679	$253	15.1%

Our reportable segments are discussed further in Note 7 to the Condensed Consolidated Financial Statements.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three and nine months ended September 30, 2017 as compared with the prior year periods are summarized below:

•	Our Traditional Solid Waste business benefited from internal revenue growth;
•	Our recycling line of business was favorable compared to the prior year periods principally due to higher market prices for recycling commodities;
•	The impairment of a landfill in the prior year period in Tier 2 due to a loss of expected volumes;
•	Higher labor and related benefits costs in the current year periods primarily due to merit increases and a charge for the withdrawal from an underfunded multiemployer pension plan in Tier 2;
•	Decreased landfill leachate management costs in Tier 2;
•	Increased maintenance and repairs costs; and
•	Higher landfill amortization expense related to increased volumes at our landfills and changes in our landfill estimates, primarily in Tiers 1 and 3.

Significant items affecting the comparison of the remaining components of our results of operations for the three and nine months ended September 30, 2017 with the comparable prior year periods are summarized below:

Other — The most significant items affecting the comparability for the periods presented include increased expenses from divestitures, asset impairments and unusual items related to a loss on the sale of a majority-owned organics company and the goodwill impairment associated with our LampTracker®  reporting unit, both in the prior year period.

Corporate and Other — The most significant items affecting the comparability for the periods presented include:

•

Increases in both periods to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, primarily in the prior year;

•

Higher labor and related benefits costs in the current year periods were primarily related to higher incentive compensation accruals.  Additionally, severance costs for former executives contributed to higher costs for the nine months ended September 30, 2017; and

•	A favorable litigation settlement providing for the reimbursement of certain legal fees in the prior year periods.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $8 million and $53 million during the three and nine months ended September 30, 2017, respectively, compared with $9 million and $32 million during the three and nine months ended September 30, 2016, respectively. During the nine months ended September 30, 2017, we recognized $28 million of impairment charges to write down equity method investments in waste diversion technology companies to their estimated fair values. The remaining losses for each period are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. The tax impacts realized as a result of these investments are discussed below in Income Tax Expense. Refer to Notes 4 and 13 to the Condensed Consolidated Financial Statements for more information related to these investments.

Other, Net

We recognized other, net expense of $53 million for the nine months ended September 30, 2016 primarily related to impairment charges of $41 million to write down minority-owned investments in waste diversion technology companies to their estimated fair values during the second quarter of 2016. In addition, we recognized $8 million of expense during the first quarter of 2016 associated with the termination of our cross-currency swaps, which is discussed further in Note 3 to the Condensed Consolidated Financial Statements.

Income Tax Expense

Our income tax expense and effective income tax rates were $215 million, or 35.7%, and $561 million, or 34.9%, for the three and nine months ended September 30, 2017, respectively, compared to $153 million, or 33.7%, and $466 million, or 35.5%, for the three and nine months ended September 30, 2016, respectively.

Our income tax expense and effective income tax rate for the three months ended September 30, 2017 was unfavorably impacted primarily by state and local income taxes offset, in part, by the favorable impact of federal tax credits and adjustments to our accruals and related deferred taxes due to the filing of our 2016 income tax returns. Our income tax expense and effective income tax rate for the nine months ended September 30, 2017 was favorably impacted primarily by federal tax credits, excess tax benefits related to equity-based compensation and adjustments to our accruals and related deferred taxes due to the filing of our 2016 income tax returns offset, in part, by the unfavorable impact of state and local income taxes and nondeductible impairments.

Our income tax expense and effective income tax rate for the three months ended September 30, 2016 was favorably impacted primarily by federal tax credits and adjustments to our accruals and related deferred taxes due to the filing of our 2015 income tax returns offset, in part, by the unfavorable impact of state and local income taxes and nondeductible impairments and capital losses. Our income tax expense and effective income tax rate for the nine months ended September 30, 2016 was unfavorably impacted primarily by state and local income taxes and nondeductible impairments and capital losses offset, in part, by the favorable impact of federal tax credits, adjustments to our accruals and related deferred taxes due to the filing of our 2015 income tax returns, and tax audit settlements.

The excess tax benefits related to the vesting or exercise of equity-based compensation awards reduced our income tax expense by $1 million and $35 million for the three and nine months ended September 30, 2017, respectively. See Note 1 to the Condensed Consolidated Financial Statements for discussion of our adoption of ASU 2016‑09.

Our investments in low-income housing properties and the refined coal facility reduced our income tax expense by $14 million and $39 million for the three and nine months ended September 30, 2017, respectively, and by $15 million and $40 million for the three and nine months ended September 30, 2016, respectively. Refer to Notes 4 and 13 to the Condensed Consolidated Financial Statements for more information related to these investments.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$35	$32
Restricted trust and escrow accounts:
Final capping, closure, post-closure and environmental remediation funds	$101	$95
Other	16	10
Total restricted trust and escrow accounts	$117	$105
Debt:
Current portion	$850	$417
Long-term portion	8,495	8,893
Total debt	$9,345	$9,310

As of September 30, 2017, we had $1,821 million of debt maturing within the next 12 months, including (i) $590 million of 6.1% senior notes that mature in March 2018; (ii) $551 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $502 million of short-term borrowings under our commercial paper program and (iv) $178 million of other debt with scheduled maturities within the next 12 months, including $119 million of tax-exempt bonds. As of September 30, 2017, we have classified $971 million of debt as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”). The remaining $850 million is classified as current obligations.

As of September 30, 2017, we also have $471 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to refinance these bonds on a long-term basis as supported by the forecasted available capacity under our $2.25 billion revolving credit facility. Accordingly, we have also classified these borrowings as long-term in our Condensed Consolidated Balance Sheet as of September 30, 2017.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine months ended September 30 (in millions):

	2017	2016
Net cash provided by operating activities (a)	$2,390	$2,252
Net cash used in investing activities	$(984)	$(1,550)
Net cash used in financing activities (a)	$(1,404)	$(711)

(a)

Prior year information has been revised to reflect the adoption of ASU 2016‑09 and conform to our current year presentation. See Note 1 to the Condensed Consolidated Financial Statements for further discussion.

Net Cash Provided by Operating Activities — The most significant items affecting our operating cash flows for the nine months ended September 30, 2017, compared with the prior year period, are summarized below:

•

Increase in Earnings — Our income from operations, excluding depreciation and amortization, and asset impairments and unusual items, increased by $202 million on a year-over-year basis, principally driven by higher earnings from our Traditional Solid Waste and recycling businesses.

•

Increase in Income Tax Payments —  Cash paid for income taxes was $170 million higher on a year-over-year basis, largely driven by higher earnings in the current year period and timing of income tax payments.

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

•

Changes in Assets and Liabilities, Net of Effects of Acquisitions and Divestitures — Our net cash provided by operating activities was favorably impacted on a year-over-year basis by net changes in our assets and liabilities, exclusive of the items noted above.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine months ended September 30, 2017 and 2016 are summarized below:

•

Acquisitions — We spent $80 million and $600 million on acquisitions during the nine months ended September 30, 2017 and 2016, respectively. In 2016, our acquisitions consisted primarily of certain operations and business assets of SWS as discussed in Note 8 to the Condensed Consolidated Financial Statements.

•

Capital Expenditures — We used $981 million and $962 million for capital expenditures during the nine months ended September 30, 2017 and 2016, respectively. The Company continues to maintain a disciplined focus on capital management, and fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business and the timing of replacement of aging assets.

•

Other, Net — Other, net cash flows provided $58 million during the nine months ended September 30, 2017, which was primarily driven by $72 million of cash received from a tax-exempt bond trust fund. The funds received relate to an August 2017 issuance of tax-exempt debt, which was treated as a non-cash financing activity. We recognize the cash proceeds as an investing cash inflow as qualifying capital expenditures are reimbursed from the trust fund.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine months ended September 30, 2017 and 2016 are summarized below:

•

Debt Borrowings (Repayments) — The following summarizes our cash borrowings and debt repayments (excluding our commercial paper program discussed below) for the nine months ended September 30 (in millions):

	2017	2016
Borrowings:
$2.25 billion revolving credit facility	$25	$1,403
Canadian term loan and revolving credit facility	5	347
Senior notes	—	496
Tax-exempt bonds	—	143
Other debt	92	147
	$122	$2,536
Repayments:
$2.25 billion revolving credit facility	$(451)	$(1,128)
Canadian term loan and revolving credit facility	(113)	(159)
Senior notes	—	(510)
Tax-exempt bonds	(40)	(246)
Other debt	(145)	(167)
	$(749)	$(2,210)
Net borrowings (repayments)	$(627)	$326

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Commercial Paper Program — During the nine months ended September 30, 2017, we had net borrowings of $501 million (net of the related discount on issuance) under our commercial paper program. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our commercial paper program.

•

Common Stock Repurchase Program — We paid $750 million and $500 million for common stock repurchases during the nine months ended September 30, 2017 and 2016, respectively. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

•

Cash Dividends — We paid cash dividends of $566 million and $546 million during the nine months ended September 30, 2017 and 2016, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.41 in 2016 to $0.425 in 2017 and has been offset, in part, by a reduction in our common stock outstanding during 2017 as a result of our common stock repurchase program.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 6 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2017, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

New Accounting Standards Pending Adoption

Income Taxes — In October 2016, the FASB issued ASU 2016‑16 associated with the timing of recognition of income taxes for intra-entity transfers of assets other than inventory. The amended guidance requires the recognition of income taxes when the transfer of the asset occurs, which replaces current GAAP that defers the recognition of income taxes until the transferred asset is sold to a third party or otherwise recovered through use. The amended guidance is effective for the

Company on January 1, 2018. We are assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Statement of Cash Flows — In August 2016, the FASB issued ASU 2016‑15 associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016‑18 associated with the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of both amendments was to reduce existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018. We are assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU 2016‑13 associated with the measurement of credit losses on financial instruments. The amended guidance replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance is effective for the Company on January 1, 2020, with early adoption permitted beginning January 1, 2019. We are assessing the provisions of this amended guidance and evaluating the impact on our consolidated financial statements.

Leases — In February 2016, the FASB issued ASU 2016‑02 associated with lease accounting. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. The disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019. We are assessing the provisions of this amended guidance and we have (i) formed an implementation work team; (ii) performed training for the various organizations that will be most affected by the new standard and (iii) acquired a software solution to manage and account for leases under the new standard. We are still evaluating the impact of this amended guidance on our consolidated financial statements.

Financial Instruments — In January 2016, the FASB issued ASU 2016‑01 associated with the recognition and measurement of financial assets and liabilities. The amended guidance will require certain equity investments that are not consolidated to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). The amended guidance is effective for the Company on January 1, 2018. We are assessing the provisions of this amended guidance; however, we currently do not expect that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

Revenue Recognition — In May 2014, the FASB issued ASU 2014‑09 associated with revenue recognition. The amended guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the amendments will require enhanced qualitative and quantitative disclosures regarding customer contracts. The amended guidance associated with revenue recognition is effective for the Company on January 1, 2018. The amended guidance may be applied retrospectively for all periods presented (“full retrospective method”) or retrospectively with the cumulative effect of initially applying the amended guidance recognized at the date of initial adoption (“modified retrospective method”). The Company is currently planning to adopt the amended guidance using the modified retrospective method as of January 1, 2018.

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

Based on our work to date, we believe we have identified all material contract types and costs that may be impacted by this amended guidance. We currently do not expect the amended guidance to have a material impact on operating revenues. However, upon adoption of the amended guidance, we anticipate recognizing an asset from the capitalization of certain sales incentives as contract acquisitions costs. Under the amended guidance, certain sales incentives will be capitalized and amortized to selling, general and administrative expense over the expected life of the customer relationship.  Additionally, under the amended guidance we anticipate recognizing certain consideration payable to our customers as a reduction in operating revenues, which under current guidance is recorded as operating expenses.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of September 30, 2017, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10‑K for the year ended December 31, 2016.

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2017 (the end of the period covered by this Quarterly Report on Form 10‑Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2017. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 6 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2016 in response to Item 1A to Part I of Form 10‑K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the third quarter of 2017 (shares in millions):

Issuer Purchases of Equity Securities

Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
July 1 — 31	—	$—	—	$500 million
August 1 — 31	6.0	$75.15	6.0	—
September 1 — 30	—	$—	—	—
Total	6.0	$75.15	6.0

In June 2017, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million in cash and received 2.7 million shares. The ASR agreement completed in August 2017,  at which time we received 0.7 million additional shares.

In August 2017, we entered into an ASR agreement to repurchase $500 million of our common stock. At the beginning of the repurchase period, we delivered $500 million in cash and received 5.3 million shares. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in December 2017.

The “Average Price Paid per Share” in the table above is measured as the weighted average of (i) the final weighted average price per share paid for the 3.4 million shares repurchased through the June 2017 ASR agreement and (ii) the initial average price per share for the August 2017 ASR agreement.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.

31.2	Certification Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Senior Vice President and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Senior Vice President and Chief Financial Officer.

95	Mine Safety Disclosures.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

	By:	/s/ DEVINA A. RANKIN
Devina A. Rankin
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: October 26, 2017