Form 10-K
period 2017-12-31
WASTE MANAGEMENT INC
filed 2018-02-15
CIK 823768

s

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $32.2 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 8, 2018 was 433,673,878 (excluding treasury shares of 196,608,583).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2018 Annual Meeting of Stockholders	Part III

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

WM was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, the Illinois-based waste services company formerly known as Waste Management, Inc. became a wholly-owned subsidiary of WM and changed its name to Waste Management Holdings, Inc. (“WM Holdings”). At the same time, our parent holding company changed its name from USA Waste Services to Waste Management, Inc. Like WM, WM Holdings is a holding company and all operations are conducted by subsidiaries. For details on the financial position, results of operations and cash flows of WM, WM Holdings and their subsidiaries, see Note 21 to the Consolidated Financial Statements.

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, disposal, and recycling and resource recovery services. Our “Traditional Solid Waste” business excludes our recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the United States (“U.S.”). During 2017, our largest customer represented 1% of annual revenues. We employed approximately 42,300 people as of December 31, 2017.

We own or operate 249 landfill sites, which is the largest network of landfills in North America. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage 305 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. We are a leading recycler in North America, handling materials that include paper, cardboard, glass, plastic and metal. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the U.S. and Canada as well as other services that supplement our Traditional Solid Waste business.

Our Company’s goals are targeted at serving our customers, our employees, the environment, the communities in which we work and our stockholders. Increasingly, customers want more of their waste materials recovered while waste streams are becoming more complex, and our aim is to address the current needs, while anticipating the expanding and evolving needs of our customers.

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

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement, with the current state of our strategy taking into account economic conditions, the regulatory environment, asset and resource availability and innovation through technology. We believe that focused differentiation in our industry, driven by capitalizing on our extensive, well-placed network of assets, will deliver profitable growth and competitive advantages. Simultaneously, we believe the combination of cost control, process improvement and operational efficiency will deliver on the Company’s strategy of continuous improvement and yield an attractive total cost structure and enhanced service quality. While we will continue to monitor emerging diversion technologies that may generate additional value and related market dynamics, our current attention will be on improving existing diversion technologies, such as our recycling operations.

We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry. In addition, we intend to continue to return value to our stockholders through dividend payments and our common stock repurchase program. In December 2017, we announced that our Board of Directors expects to increase the quarterly dividend from $0.425 to $0.465 per share for dividends declared in 2018, which is a 9.4% increase from the quarterly dividends we declared in 2017. This is an indication of our ability to generate strong and consistent cash flows and marks the 15th consecutive year of dividend increases. All quarterly dividends will be declared at the discretion of our Board of Directors.

Operations

General

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. See Note 19 to the Consolidated Financial Statements for additional information about our reportable segments. We also provide additional services that are not managed through our Solid Waste business as described below. These operations are presented in this report as “Other.”

The services we currently provide include collection, landfill (solid and hazardous waste landfills), transfer, recycling and resource recovery and other services, as described below. The following table shows revenues contributed by these services for the years ended December 31 (in millions):

	2017	2016	2015
Collection	$9,264	$8,802	$8,439
Landfill	3,370	3,110	2,919
Transfer	1,591	1,512	1,377
Recycling	1,432	1,221	1,163
Other	1,713	1,601	1,452
Intercompany	(2,885)	(2,637)	(2,389)
Total	$14,485	$13,609	$12,961

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

•

For most residential collection services, we have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of three to eight years. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

Landfill. Landfills are the main depositories for solid waste in North America. As of December 31, 2017, we owned or operated 244 solid waste landfills and five secure hazardous waste landfills, which represents the largest network of landfills in North America. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

All solid waste management companies must have access to a disposal facility, such as a solid waste landfill. The significant capital requirements of developing and operating a landfill serve as a barrier to landfill ownership and, thus, third-party haulers often dispose of waste at our landfills. It is usually preferable for our collection operations to use disposal facilities that we own or operate, a practice we refer to as internalization, rather than using third-party disposal facilities. Internalization generally allows us to realize higher consolidated margins and stronger operating cash flows. The fees charged at disposal facilities, which are referred to as tipping fees, are based on several factors, including competition and the type and weight or volume of solid waste deposited.

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

Transfer. As of December 31, 2017, we owned or operated 305 transfer stations in North America. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

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

Materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. As of December 31, 2017, we operated 90 MRFs where paper, cardboard, metals, plastics, glass, construction and demolition materials and other recycling commodities are recovered for resale.

Recycling commodities — We market and resell recycling commodities globally. We manage the marketing of recycling commodities that are processed in our facilities by maintaining comprehensive service centers that continuously analyze market prices, logistics, market demands and product quality.

Recycling brokerage services — We also provide recycling brokerage services, which involve managing the marketing of recyclable materials for third parties. The experience of our recycling operations in managing recycling commodities for our own operations gives us the expertise needed to effectively manage volumes for third parties. Utilizing the resources and knowledge of our recycling operations’ service centers, we can assist customers in marketing and selling their recycling commodities with minimal capital requirements.

Some of the recyclable materials processed in our MRFs are purchased from various sources, including third parties and our own operations. The price we pay for recyclable materials is often referred to as a “rebate.”  In some cases, rebates are based on fixed contractual rates or on defined minimum per-ton rates but are generally based upon the price we receive for sales of processed goods, market conditions and transportation costs. As a result, changes in commodity prices for recycled materials also significantly affect the rebates we pay to our suppliers, which are recorded as operating expenses within our Consolidated Statements of Operations. In recent years, we have been focused on revising our rebate structures to ensure that we cover our cost of handling and processing the materials and generate an acceptable margin on the materials we process and sell.

Other. Other services we provide include the following:

Although many waste management services such as collection and disposal are local services, our strategic accounts organization, which is managed by our Strategic Business Solutions (“WMSBS”) organization, works with customers whose locations span the U.S. Our strategic accounts program provides centralized customer service, billing and management of accounts to streamline the administration of customers’ multiple and nationwide locations’ waste management needs.

Our Energy and Environmental Services (“EES”) organization offers our customers in all Areas a variety of services in collaboration with our Area and strategic accounts programs, including (i) construction and remediation services; (ii) services associated with the disposal of fly ash, residue generated from the combustion of coal and other fuel stocks; (iii) in-plant services, where our employees work full-time inside our customers’ facilities to provide full-service waste management solutions and consulting services; this service is managed through our EES organization but reflected principally in our collection line of business and (iv) specialized disposal services for oil and gas exploration and production operations; revenues for this service are also reflected principally in our collection line of business. Our vertically integrated waste management operations enable us to provide customers with full management of their waste. The breadth of our service offerings and the familiarity we have with waste management practices gives us the unique ability to assist customers in minimizing the amount of waste they generate, identifying recycling opportunities, determining the most efficient means available for waste collection and disposal and ensuring that disposal is achieved in a manner that is both reflective of the current regulatory environment and environmentally friendly.

We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy organization. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The U.S. Environmental Protection Agency (“EPA”) endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. As of December 31, 2017, we had 127 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 102 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 13 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes. For 12 of these projects, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers.

We continue to invest in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations. These investments include joint ventures, acquisitions and partial ownership interests. The solutions and services include the collection of project waste, including construction debris and household or yard waste, through our Bagster® program; the development, operation and marketing of plasma gasification facilities; operation of a landfill gas-to-liquid natural gas plant; solar powered trash compactors and organic waste-to-fuel conversion technology. We also have expanded service offerings and solutions including portable self-storage and long distance moving services; fluorescent bulb and universal waste mail-back through our LampTracker® program; portable restroom servicing under the name Port-o-Let®; and street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties.

Competition

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. In North America, the industry consists primarily of three national waste management companies and regional and local companies of varying sizes and financial resources, including companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities and companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products. In recent years, the industry has seen some additional consolidation, though the industry remains intensely competitive. The industry’s national and regional competitors often face significant competitors in local markets. We compete with these companies as well as with counties and municipalities that maintain their own waste collection and disposal operations and waste brokers that rely upon haulers in local markets to address customer needs.

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the Areas affected. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern U.S., can increase our revenues in the Areas affected. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

Employees

As of December 31, 2017, we had approximately 42,300 full-time employees, of which approximately 7,900 were employed in administrative and sales positions and the balance in operations. Approximately 8,100 of our employees are covered by collective bargaining agreements.

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

Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) a wholly-owned insurance captive, the sole business of which is to issue surety bonds and/or insurance policies on our behalf. Letters of credit generally are supported by our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”) and other credit facilities established for that purpose.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. In December 2017, we elected to use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. As of December 31, 2017, both our commercial General Liability Insurance Policy and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2017, our automobile liability insurance program included a per-incident deductible of up to $10 million. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2017 are summarized in Note 10 to the Consolidated Financial Statements.

We previously chose to maintain a Directors’ and Officers’ Liability Insurance policy that covered only individual executive liability, often referred to as “Broad Form Side A."  During 2017, due to attractive pricing, we converted to a traditional full coverage policy, and subject to the terms of that policy, the Company is now insured for money it advances for defense costs or pays as indemnity to the insured directors and officers in excess of applicable deductibles.

Regulation

Our business is subject to extensive and evolving federal, state or provincial and local environmental, health, safety and transportation laws and regulations. These laws and regulations are administered by the EPA, Environment Canada, and various other federal, state, provincial and local environmental, zoning, transportation, land use, health and safety agencies in the U.S. and Canada. Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations and have the power to enforce compliance, obtain injunctions or impose civil or criminal penalties in case of violations.

Because the primary mission of our business is to collect and manage solid waste in an environmentally sound manner, a significant amount of our capital expenditures is related, either directly or indirectly, to environmental protection measures, including compliance with federal, state, provincial and local rules. There are costs associated with siting, design, permitting, operations, monitoring, site maintenance, corrective actions, financial assurance, and facility closure and post-closure obligations. With acquisition, development or expansion of a waste management or disposal facility or transfer station, we must often spend considerable time, effort and money to obtain or maintain required permits and approvals. There are no assurances that we will be able to obtain or maintain required governmental approvals. Once obtained, operating permits are subject to renewal, modification, suspension or revocation by the issuing agency. Compliance with current regulations and future requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.

In recent years, we perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. The current U.S. presidential administration has called for substantial changes to foreign trade policy and has generally appeared to be in favor of reducing regulation, including environmental regulation. We cannot predict what impact the current administration will have on the political and regulatory environment in the U.S., the timing of any such changes, or the impact of any such changes on our business. Reduction of regulation may have a favorable impact on our operating costs, but the extensive environmental regulation applicable to landfills is a substantial barrier to entry that benefits our Company. Moreover, the risk reduction provided by stringent regulation is valuable to our customers and the communities we serve. It is likely that some policies adopted by the current administration will benefit us and others will negatively affect us. It also appears that pending litigation has blunted the impact of deregulation for the immediate future.

The primary U.S. federal statutes affecting our business are summarized below:

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

•

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”) which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional release of hazardous substances; it can be based upon the release or threatened release of hazardous substances, even resulting from lawful, unintentional and attentive action, as the term is defined by CERCLA and other applicable statutes and regulations. The EPA may issue orders requiring responsible parties to perform response actions at sites, or the EPA may seek recovery of funds expended or to be expended in the future at sites. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially-approved settlement. Liability under CERCLA could also include obligations to a potentially responsible party (“PRP”) that voluntarily expends site clean-up costs. Further, liability for damage to publicly-owned natural resources may also be imposed. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed and as a generator or transporter of hazardous substances disposed of at other locations.

•

The Federal Water Pollution Control Act of 1972, as amended, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If our operations discharge any pollutants into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water run-off that require landfills and other waste-handling facilities to obtain storm water discharge permits. Also, if a landfill or other facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Further, before the development or expansion of a landfill can alter or affect “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

•

The Clean Air Act of 1970, as amended, provides for federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and landfill gas-to-energy facilities. In 1996 the EPA issued new source performance standards (“NSPS”) and emission guidelines controlling landfill gases from new and existing large landfills. In January 2003, the EPA issued Maximum Achievable Control Technology (“MACT”) standards for municipal solid waste landfills subject to the NSPS. These regulations impose limits on air emissions from large municipal solid waste landfills, subject most of these landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site. On August 29, 2016, the EPA published two rules with new requirements for landfill gas control and monitoring at both new municipal solid waste landfills (constructed or modified after July 17, 2014) as well as existing landfills (operating after November 8, 1987 and not modified after July 17, 2014). Working with our trade associations and other landfill owners and operators, we identified significant legal, technical and implementation concerns with the rules and together filed administrative petitions asking that the EPA stay the rules and initiate a rulemaking process to address our concerns, while also filing a petition for judicial review. The EPA has agreed to initiate a rulemaking process to address legal and technical concerns and revise the final rules. The EPA is also reviewing the landfill MACT standards to determine whether revisions are warranted. A court has required that this Risk Technology Review must be completed and a final rule issued by March 2020. We cannot predict the final outcome of either rulemaking process; however, we do not believe regulatory changes, if determined, will have a material adverse impact on our business as a whole.

The EPA and the Department of Transportation finalized Greenhouse Gas Emissions and Fuel Efficiency Standards for Medium and Heavy-Duty Engines and Vehicles – Phase 2 on August 16, 2016. The rule will increase fuel economy standards and reduce vehicle emissions standards for our collection fleet between model years 2021 and 2027. We expect to be able to purchase fully compliant vehicles that will meet our operational needs, and while the regulations could increase the costs of operating our fleet, we do not believe any such regulations would have a material adverse impact on our business as a whole.

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

We are also actively monitoring the following recent developments in U.S. federal regulations affecting our business:

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

Further, in June 2014, the U.S. Supreme Court issued a decision that significantly limited the applicability and scope of EPA permitting requirements for GHGs from stationary sources. Following this ruling, the EPA issued a policy memorandum in July 2014 advising that the U.S. Supreme Court ruling effectively narrows the scope of biogenic carbon dioxide (“CO2”) permitting issues that remain for the EPA to address. Further, on October 3, 2016, the EPA proposed revisions to the PSD and Title V GHG permitting regulations establishing a significant emissions rate (“SER”) of 75,000 tons of CO2 equivalent, below which sources would not be required to implement additional control technologies for their GHG emissions. This SER threshold should prevent most of our operational changes, such as landfill expansions and beneficial gas recovery projects, from being subject to PSD or Title V permit requirements due to our GHG emissions – assuming the EPA classifies biogenic CO2 emissions from municipal solid waste and landfill gas as carbon neutral. The EPA plans to finalize the rulemaking in 2018. The EPA has not yet finalized its policy for addressing biogenic CO2 emissions from waste management; however, the EPA’s independent Science Advisory Board has recommended it treat waste-derived CO2 emissions as carbon-neutral. The result of the U.S. Supreme Court ruling and anticipated EPA policy and regulatory action should significantly reduce the potential impact of the PSD and Title V GHG Tailoring Rule on our air permits, compliance and operating requirements. See Item 1A. Risk Factors — The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.

Other recent final and proposed rules to increase the stringency of certain National Ambient Air Quality Standards (“NAAQS”) could affect the cost, timeliness and availability of air permits for new and modified large municipal solid waste landfills and landfill gas-to-energy facilities. However, the EPA under the current administration is reviewing the implementation of the new NAAQS and considering revisions to make the regulations less stringent. While we cannot predict the ultimate outcome of potential revisions to NAAQS, we do not believe that the ultimate requirements will have a material adverse impact on our business as a whole.

We continue to anticipate the needs of our customers, which includes investing in and developing ever-more-advanced recycling and reuse technologies. Potential climate change, GHG regulatory, and corporate sustainability initiatives have influenced our business strategy to provide low-carbon services to our customers, and we increasingly view our ability to offer lower carbon services as a key component of our business growth. If the U.S. were to impose a carbon tax or other form of GHG regulation increasing demand for low-carbon service offerings in the future, the services we are developing will be increasingly valuable.

•

In 2011, the EPA published the Non-Hazardous Secondary Materials (“NHSM”) Rule, which provides the standards and procedures for identifying whether NHSM are solid waste under RCRA when used as fuels or ingredients in combustion units. The EPA also published New Source Performance Standards and Emission Guidelines for commercial and industrial solid waste incineration units (“CISWI”) and Maximum Achievable Control Technology Standards for commercial and industrial boilers (“Boiler MACT”). The EPA published clarifications and amendments to the three rules in 2013 and legal challenges to the rules were subsequently filed by both industry and environmental groups. In May 2015, the Court of Appeals for the D.C. Circuit upheld the NHSM Rule together with the amendments to the rule that support some of our projects in which we are seeking to convert biomass or other secondary materials into products, fuels or energy. Through rulings in July and December of 2016 related to the CISWI and Boiler MACT challenges, the Court vacated certain elements of those rules while remanding other aspects of the rules to the EPA for reconsideration. We believe the ultimate rules and administrative determinations will not have a material adverse impact on our business as a whole and are more likely to facilitate our efforts to reuse or recover energy value from secondary material streams.

•

In December 2014, the EPA issued a final rule regulating the disposal and beneficial use of coal combustion residuals (“CCR”). This codification of the CCR rule provides utilities with a stable regulatory regime and encourages beneficial use of CCR in encapsulated uses (e.g., used in cement or wallboard), and use according to established industry standards (e.g., application of sludge for agricultural enrichment). The EPA also deemed disposal and beneficial use of CCR at permitted municipal solid waste landfills exempt from the new regulations because the RCRA Subtitle D standards applicable at municipal solid waste landfills provide at least equivalent protection. The new standards are consistent with our approach to handling CCR at our sites currently, and the new standards have provided a growth opportunity for the Company. States may impose standards more stringent than the federal program, and under the 2016 Water Infrastructure Improvements for the Nation Act, may receive approval to run permitting programs for CCR in their states. In 2017, the EPA provided guidance to facilitate approval of state programs.

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

Our landfill operations are affected by the increasing preference for alternatives to landfill disposal. Many state and local governments mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, food waste and electronics at landfills. The number of state and local governments with recycling requirements and disposal bans continues to grow, while the logistics and economics of recycling the items remain challenging.

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. While laws that overtly discriminate against out-of-state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. From time to time, the U.S. Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. In 1994, the U.S. Supreme Court ruled that a flow control ordinance that gave preference to a local facility that was privately owned was unconstitutional, but in 2007, the Court ruled that an ordinance directing waste to a facility owned by the local government was constitutional. The U.S. Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste or certain types of flow control, or courts’ interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.

Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in the U.S. and Canada. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to take over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S. or Canada; however, state, provincial and local governments could take, and in some cases have taken, steps to implement EPR regulations. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste, recycling and other streams we manage and how we operate our business, including contract terms and pricing.

Many states, provinces and local jurisdictions have enacted “fitness” laws that allow the agencies that have jurisdiction over waste services contracts or permits to deny or revoke these contracts or permits based on the applicant’s or permit holder’s compliance history. Some states, provinces and local jurisdictions go further and consider the compliance history of the parent, subsidiaries or affiliated companies, in addition to the applicant or permit holder. These laws authorize the agencies to make determinations of an applicant’s or permit holder’s fitness to be awarded a contract to operate, and to deny or revoke a contract or permit because of unfitness, unless there is a showing that the applicant or permit holder has been rehabilitated through the adoption of various operating policies and procedures put in place to assure future compliance with applicable laws and regulations. While fitness laws can present potential increased costs and barriers to entry into market areas, these laws have not, and are not expected to have a material adverse impact on our business as a whole.

Foreign Import and Export Regulations

Enforcement or implementation of foreign and domestic regulations can affect our ability to export products. A significant portion of the fiber that we market is shipped to export markets across the globe, particularly China. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics and restrict the import of certain other plastic recyclables. In 2017, the Chinese government announced a ban on certain materials, including mixed waste paper and mixed plastics, effective January 1, 2018, as well as extremely restrictive quality requirements effective March 1, 2018 that will be difficult for the industry to achieve. Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs to achieve quality standards. Also in 2017, the Chinese government began to limit the flow of material into the country by restricting the issuance of required import licenses. The use of restrictions on import licenses to restrict flow into China is expected to continue in 2018. Additionally, increased container weight tracking and port fees have driven up operating costs in the recycling industry and have resulted in increased price volatility. The current U.S. presidential administration has called for substantial changes to foreign trade policy and has raised the possibility of imposing significant increases in tariffs on international trade. Restrictions and tariffs on exporting would have a significant impact on our recycling operations.

In recent years, we have been revising our service agreements to address increased costs and are working with stakeholders to educate the public on the need to recycle properly. We are investing time and labor and working with customers to help improve quality. However, there is uncertainty about the industry’s ability to adapt to the Chinese government’s regulations. We have been actively working to identify alternative markets for recycled commodities, but it is possible there may not be sufficient demand for all of the material we produce, resulting in price decreases and volatility. Industry trade organizations and government agencies are engaged in discussions to mitigate long-term impacts to recycling programs and the industry as a whole.

Hydraulic Fracturing Regulation

Our EES organization provides specialized environmental management and disposal services for oil and gas exploration and production operations. There remains heightened attention from the public, some states and the EPA on the alleged potential for hydraulic fracturing to impact drinking water supplies. There is also heightened federal regulatory focus on emissions of methane that occur during drilling and transportation of natural gas with regulations promulgated in 2012 and 2015, as well as state attention to protective disposal of drilling residuals. Increased regulation of hydraulic fracturing and new rules regarding the treatment and disposal of wastes associated with exploration and production operations could increase our costs to provide oilfield services and reduce our margins and revenue from such services. On the other hand, we believe the size, capital structure, regulatory sophistication and established reliability of our Company provide us with an advantage in providing services that must comply with any complex regulatory regime that may govern providing oilfield waste services.

Emissions from Natural Gas Fueling and Infrastructure

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. As of December 31, 2017, we were operating 6,525 natural gas trucks and 106 natural gas fueling facilities, of which 101 are in the U.S. and five are in Canadian provinces; 29 of these fueling stations also serve the public or pre-approved third parties. Concerns have been raised about the potential for emissions from the fueling stations and infrastructure that serve natural gas-fueled vehicles. We have partnered with the environmental organization Environmental Defense Fund, as well as other heavy-duty equipment users and experts, on an emissions study to be made available to policy makers. We anticipate that this comprehensive study of emissions from our heavy-duty fleet may ultimately help inform regulations that will affect equipment manufacturers and will define operating procedures across the industry. Additional regulation of, or restrictions on, natural gas fueling infrastructure or reductions in associated tax incentives could increase our operating costs. We are not yet able to evaluate potential operating changes or costs associated with such regulations, but we do not anticipate that such regulations would have a material adverse impact on our business or our future investment in natural gas vehicles.

Federal, State and Local Climate Change Initiatives

In light of regulatory and business developments related to concerns about climate change, we have identified a strategic business opportunity to provide our public and private sector customers with sustainable solutions to reduce their GHG emissions. As part of our on-going marketing evaluations, we assess customer demand for and opportunities to develop waste services offering verifiable carbon reductions, such as waste reduction, increased recycling, and conversion of landfill gas and discarded materials into electricity and fuel. We use carbon life cycle tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that lower users’ carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors, and actively seek opportunities for public policy discussion on more sustainable materials management practices. In addition, we work with stakeholders at the federal and state level in support of legislation that encourages production and use of renewable, low-carbon fuels and electricity. Despite the announcement that the U.S. will withdraw from the Paris Climate Accords, we have seen no reduction in customer demand for services aligned with their GHG reduction goals and strategies.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2018 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

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

•

Our ability to make strategic acquisitions depends on our ability to identify desirable acquisition targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, obtain regulatory approvals and realize the benefits we expect from those transactions.

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

Stringent government regulations at the federal, state, provincial and local level in the U.S. and Canada have a substantial impact on our business, and compliance with such regulations is costly. A large number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, governmental regulations and enforcement actions may restrict our operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

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

Various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid waste generated outside the state. From time to time, the U.S. Congress has considered legislation authorizing states to adopt regulations, restrictions, or taxes on the importation of out-of-state or out-of-jurisdiction waste. Additionally, several state and local governments have enacted “flow control” regulations, which attempt to require that all waste generated within the state or local jurisdiction be deposited at specific sites. The U.S. Congress’ adoption of legislation allowing restrictions on interstate transportation of out-of-state or out-of-jurisdiction waste certain types of flow control, or courts’ interpretations of interstate waste and flow control legislation, could adversely affect our solid and hazardous waste management services.

Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in the U.S. and Canada. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to take over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S. or Canada; however, state, provincial and local governments could, and in some cases have, taken steps to implement EPR regulations. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste streams we manage and how we operate our business, including contract terms and pricing. A significant reduction in the waste, recycling and other streams we manage could have a material adverse effect on our financial condition, results of operations and cash flows.

In recent years, we perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. The current U.S. presidential administration has called for substantial changes to foreign trade policy and has generally appeared to be in favor of reducing regulation, including environmental regulation. We cannot predict what impact the current administration will have on the political and regulatory environment in the U.S., the timing of any such changes, or the impact of any such changes on our business. Reduction of regulation may have a favorable impact on our operating costs, but the extensive environmental regulation applicable to landfills is a substantial barrier to entry that benefits our Company. Moreover, the risk reduction provided by stringent regulation is valuable to our customers and the communities we serve. It is likely that some policies adopted by the current administration will benefit us and others will negatively affect us.

Our revenues, earnings and cash flows will fluctuate based on changes in commodity prices, and commodity prices for recyclable materials are particularly susceptible to volatility based on regulations that affect our ability to export products.

Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and plastics, which are subject to significant market price fluctuations. The majority of the recyclables that we process for sale are paper fibers, including old corrugated cardboard and old newsprint, and a significant portion of the fiber that we market is shipped to export markets across the globe, particularly China. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics and restrict the import of certain other plastic recyclables. In 2017, the Chinese government announced a ban on certain materials, including mixed waste paper and mixed plastics, effective January 1, 2018, as well as extremely restrictive quality requirements effective March 1, 2018 that will be difficult for the industry to achieve. Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs to achieve quality standards. Also in 2017, the Chinese government began to limit the flow of material into the country by restricting the issuance of required import licenses. The use of restrictions on import licenses to restrict flow into China is expected to continue in 2018.

There is uncertainty about the industry’s ability to adapt to the Chinese government’s regulations. We have been actively working to identify alternative markets for recycled commodities, but it is possible there may not be sufficient demand for all of the material we produce, resulting in price decreases and increased volatility. The fluctuations in the market prices or demand for these commodities can affect our operating income and cash flows positively, as we experienced in 2017 and 2016, or negatively, as we experienced in 2015. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations.

The increase in market prices in 2017 and 2016 for commodities resulted in increases in revenue of $237 million and $51 million, respectively. The decline in market prices in 2015 for commodities resulted in a decrease in revenue of $138 million. Additionally, under some agreements, our recycling operations are required to pay rebates to suppliers. In some cases, if we experience higher revenues based on increased market prices for recycling commodities, the rebates we pay will also increase. In other circumstances, the rebates may be subject to a floor, such that as market prices decrease, any expected profit margins on materials subject to the rebate floor are reduced or eliminated. As we work to revise service agreements to mitigate the impact of commodity price fluctuations, the potential increase in the cost for recycling services may make it more difficult for us to win bids and may slow the growth of recycling overall. If the Chinese government’s regulations, or other similar regulations or initiatives, such as increased container weight tracking and port fees or restrictions and tariffs on exporting, result in reduced demand or increased operating costs, such regulations, initiatives, restrictions and tariffs could have a material adverse effect on the profitability of our recycling operations.

Fluctuation in energy prices also affects our business, including recycling of plastics manufactured from petroleum products. Significant variations in the price of methane gas, electricity and other energy-related products that are marketed and sold by our landfill gas recovery operations can result in a corresponding significant impact to our revenue from yield from such operations. Additionally, we provide specialized disposal services for oil and gas exploration and production operations through our EES organization. Demand for these services decreases when drilling activity slows due to depressed oil and gas prices, such as the low prices throughout the last few years. Any of the commodity prices to which we are subject may fluctuate substantially and without notice in the future.

Changes in regulations applicable to oil and gas drilling and production could adversely affect our EES organization.

EES organization demand may also be adversely affected if drilling activity slows due to industry conditions beyond our control, in addition to changes in oil and gas prices. Changes in laws or government regulations regarding GHG emissions from oil and gas operations and/or hydraulic fracturing could increase our customers’ costs of doing business and reduce oil and gas exploration and production by customers. There remains heightened attention from the public, some states and the EPA to the alleged potential for hydraulic fracturing to impact drinking water supplies. There is also heightened federal regulatory focus on emissions of methane that occur during drilling and transportation of natural gas with regulations promulgated in 2012 and 2015 as well as state attention to protective disposal of drilling residuals. Increased regulation of oil and gas exploration and production and new rules regarding the treatment and disposal of wastes associated with exploration and production operations could increase our costs to provide oilfield services and reduce our margins and revenue from such services.

Increasing customer preference for alternatives to landfill disposal could reduce our landfill volumes and cause our revenues and operating results to decline.

Our customers are increasingly diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, food waste and electronics at landfills. Where such organic waste is not banned from the landfill, some large customers such as grocery stores and restaurants are choosing to divert their organic waste from landfills. Zero-waste goals (sending no waste to the landfill) have been set by many of North America’s largest companies. Although such mandates and initiatives help to protect our environment, these developments reduce the volume of waste going to our landfills which may affect the prices that we can charge for landfill disposal. Our landfills currently provide our highest income from operations margins. If we are not successful in expanding our service offerings and growing lines of businesses to service waste streams that do not go to landfills and to provide services for customers that wish to reduce waste entirely, then our revenues and operating results may decline. Additionally, despite the development of new service offerings and lines of business, it is possible that our revenues and our income from operations margins could be negatively affected due to disposal alternatives.

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

Our existing and proposed service offerings to customers may require that we invest in, develop or license, and protect new technologies. Research and development of new technologies and investment in emerging technologies often requires significant spending that may divert capital investment away from our traditional business operations. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services or emerging technologies in which we have invested, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and any inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. Our Company and others are increasingly focusing on new technologies that provide alternatives to traditional disposal and maximize the resource value of waste. If a competitor develops or obtains exclusive rights to a “breakthrough technology” that provides a revolutionary change in traditional waste management, or if we have inferior intellectual property to our competitors, our financial results may suffer.

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

Many non-governmental customers have also suffered serious financial difficulties, including bankruptcy in some cases. Purchasers of our recycling commodities can be particularly vulnerable to financial difficulties in times of commodity price volatility. The inability of our customers to pay us in a timely manner or to pay increased rates, particularly large national accounts, could negatively affect our operating results.

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2017, we had $831 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and $328 million of variable-rate tax-exempt bonds with interest rates reset on either a daily or a weekly basis through a remarketing process, which is prior to their scheduled maturities. If market dynamics resulted in repricing of our tax-exempt bonds at significantly higher interest rates, we would incur increased interest expenses that may negatively affect our operating results and cash flows.

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

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. We need diesel fuel to run a significant portion of our collection and transfer trucks and our equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, if fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices as a means to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. Additionally, lawsuits have challenged our fuel and environmental charges included on our invoices. Regardless of any offsetting surcharge programs, increased operating costs due to higher diesel fuel prices will decrease our income from operations margins.

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

Labor unions continually attempt to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees are currently represented by unions, and we have negotiated collective bargaining agreements with these unions. Additional groups of employees may seek union representation in the future, and, if successful, would enhance organized labor’s leverage to obtain higher than expected wage and benefits costs and resist the introduction of new technology and other initiatives, which can result in increased operating expenses and lower net income. If we are unable to negotiate acceptable collective bargaining agreements, our operating expenses could increase significantly as a result of work stoppages, including strikes. Any of these matters could adversely affect our financial condition, results of operations and cash flows.

We could face significant liabilities for withdrawal from Multiemployer Pension Plans.

We are a participating employer in a number of trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for employees who are covered by collective bargaining agreements. In the event of our withdrawal from a Multiemployer Pension Plan, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. Depending on various factors, future withdrawals could have a material adverse effect on results of operations or cash flows for a particular reporting period. We have previously withdrawn several employee bargaining units from underfunded Multiemployer Pension Plans, and we recognized related expenses of $12 million and $51 million in 2017 and 2015, respectively. In 2016, we did not recognize any charges for the withdrawal from Multiemployer Pension Plans. See Notes 9 and 10 to the Consolidated Financial Statements for more information related to our participation in Multiemployer Pension Plans.

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

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. Events that could, in some circumstances, lead to an impairment include, but are not limited to, shutting down a facility or operation or abandoning a development project or the denial of an expansion permit. Additionally, declining waste volumes and development of, and customer preference for, alternatives to traditional waste disposal could warrant asset impairments. If we determine an asset or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such asset or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheets, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We may be required to incur charges against earnings if such impairment tests indicate that the fair value of a reporting unit is below its carrying amount. Any such charges could have a material adverse effect on our results of operations.

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

Additionally, we have $1.8 billion of debt as of December 31, 2017 that is exposed to changes in market interest rates within the next 12 months because of the combined impact of our tax-exempt bonds and outstanding borrowings under our commercial paper program and our Canadian term loan. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $2.25 billion revolving credit facility and our C$50 million Canadian revolving credit facility (“Canadian revolving credit facility”) to meet our cash needs, to the extent available, until maturity in July 2020 and March 2019, respectively. As of December 31, 2017, we had $642 million of letters of credit issued and $515 million of outstanding borrowings under our commercial paper program both supported by our $2.25 billion revolving credit facility, leaving unused and available credit capacity of $1,093 million, and we had no outstanding borrowings under both our $2.25 billion revolving credit facility and Canadian revolving credit facility. In the event of a default under our credit facilities, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to continue to operate.

The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.

Our landfill operations emit methane, identified as a GHG. There are a number of legislative and regulatory efforts at the state, regional and federal levels to curtail the emission of GHGs to ameliorate the effect of climate change. Should comprehensive federal climate change legislation be enacted, we expect it could impose costs on our operations that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. In 2010, the EPA published a Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which expanded the EPA’s federal air permitting authority to include the six GHGs. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The current requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation. However, if certain changes to these regulations were enacted, such as lowering the thresholds or the inclusion of biogenic emissions, then the amendments could have an adverse effect on our operating costs.

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the Areas affected. On the other hand, certain destructive weather conditions that tend to occur during the second half of the year, such as the hurricanes that most often impact our operations in the Southern and Eastern U.S., can increase our revenues in the Areas affected. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

For these and other reasons, operating results in any interim period are not necessarily indicative of operating results for an entire year, and operating results for any historical period are not necessarily indicative of operating results for a future period. Our stock price may be negatively impacted by interim variations in our results.

We could be subject to significant fines and penalties, and our reputation could be adversely affected, if our businesses, or third parties with whom we have a relationship, were to fail to comply with U.S. or foreign laws or regulations.

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

From time to time we are involved in governmental proceedings relating to the conduct of our business. We are also party to civil litigation. As a large company with operations across the U.S. and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Actions that have been filed against us, and that may be filed against us in the future, include personal injury, property damage, commercial, customer, and employment-related claims, including purported state and national class action lawsuits related to:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are in Houston, Texas, where we occupy approximately 345,000 square feet under leases expiring through 2020. We also have administrative offices in Arizona, Illinois, Connecticut and India. We own or lease real property in most locations where we have operations or administrative functions. We have operations in all 50 states, the District of Columbia and throughout Canada.

Our principal property and equipment consists of land (primarily landfills and other disposal facilities, transfer stations and bases for collection operations), buildings, vehicles and equipment. We believe that our operating properties, vehicles and equipment are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional property and equipment for expansion, for replacement of assets and to support our strategy of continuous improvement through efficiency and innovation. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

The following table summarizes our various operations as of December 31:

	2017	2016
Landfills owned or operated (a)	249	248
Transfer stations	305	310
Material recovery facilities	90	95

(a)

As of December 31, 2017 and 2016, our landfills owned or operated consisted of total acreage of 156,784 and 158,054; permitted acreage of 42,590 and 42,182; and expansion acreage of 821 and 905, respectively. Total acreage includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land. Permitted acreage consists of all acreage at the landfill encompassed by an active permit to dispose of waste. Expansion acreage consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions included within this report.

Item 3. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 10 to the Consolidated Financial Statements included within this report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The following table sets forth the range of the high and low per share sales prices for our common stock as reported on the NYSE:

	High	Low
2016
First Quarter	$59.99	$50.36
Second Quarter	66.27	56.06
Third Quarter	70.49	62.42
Fourth Quarter	71.71	61.09

2017
First Quarter	$73.90	$69.00
Second Quarter	74.57	70.10
Third Quarter	78.80	73.18
Fourth Quarter	86.89	75.87

2018
First Quarter (through February 8, 2018)	$89.73	$78.89

On February 8, 2018, the closing sales price as reported on the NYSE was $79.12 per share. The number of holders of record of our common stock on February 8, 2018 was 9,248.

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

Comparison of Cumulative Five Year Total Return

$350
$300
$250
$200
$150
$100
$50
$0
2012
2013
2014
2015
2016
2017
Waste Management, Inc.
S&P 500 Index
Dow Jones Waste & Disposal Services Index

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Waste Management, Inc.	$100	$138	$163	$174	$238	$296
S&P 500 Index	$100	$132	$151	$153	$171	$208
Dow Jones Waste & Disposal Services Index	$100	$125	$142	$148	$179	$210

Our quarterly dividends have been declared by our Board of Directors. Cash dividends declared and paid were $750 million in 2017, or $1.70 per common share, $726 million in 2016, or $1.64 per common share, and $695 million in 2015, or $1.54 per common share.

In December 2017, we announced that our Board of Directors expects to increase the quarterly dividend from $0.425 to $0.465 per share for dividends declared in 2018. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board of Directors may deem relevant.

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. We announced in December 2016 that the Board of Directors authorized up to $750 million in future share repurchases. During 2017, we repurchased an aggregate of $750 million of our common stock under accelerated share repurchase (“ASR”) agreements. We received a total of 9.7 million shares pursuant to these ASR agreements with a weighted average per share purchase price of $77.67. See Note 13 to the Consolidated Financial Statements for additional information.

The following table summarizes common stock repurchases made during the fourth quarter of 2017 (shares in millions):

Issuer Purchases of Equity Securities

Total Number of
	Total				Shares Purchased as		Approximate Maximum
	Number of		Average		Part of Publicly		Dollar Value of Shares that
	Shares		Price Paid		Announced Plans or		May Yet be Purchased Under
Period	Purchased		per Share		Programs		the Plans or Programs
October 1 — 31	—		$—		—		$—
November 1 — 30	—		$—		—		$—
December 1 — 31	1.0	(a)	$79.47	(a)	1.0	(a)	$1.25 billion	(b)
Total	1.0		$79.47		1.0

(a)

In August 2017, we entered into an ASR agreement to repurchase $500 million of our common stock, and the “Average Price Paid per Share” in the table above is the final weighted average per share purchase price paid for all shares repurchased pursuant to the ASR agreement. At the beginning of the repurchase period, we delivered $500 million in cash and received 5.3 million shares based on a stock price of $75.25 per share. The ASR agreement completed in December 2017, at which time we received 1.0 million additional shares.

(b)	We announced in December 2017 that the Board of Directors has authorized up to $1.25 billion in future share repurchases.

Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

Item 6. Selected Financial Data.

The information below was derived from the audited Consolidated Financial Statements included within this report and in previous annual reports we filed with the SEC. This information should be read together with those Consolidated Financial Statements and the notes thereto. These historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2017(a)	2016(a)	2015(a)	2014	2013
	(In Millions, Except per Share Amounts)
Statement of Operations Data:
Operating revenues	$14,485	$13,609	$12,961	$13,996	$13,983
Consolidated net income	1,949	1,180	752	1,338	130
Net income attributable to Waste Management, Inc.	1,949	1,182	753	1,298	98
Basic earnings per common share	4.44	2.66	1.66	2.80	0.21
Diluted earnings per common share	4.41	2.65	1.65	2.79	0.21
Cash dividends declared per common share	1.70	1.64	1.54	1.50	1.46
Balance Sheet Data:
Working capital (deficit)	$(638)	$(418)	$(165)	$41	$(628)
Total assets	21,829	20,859	20,367	21,252	22,441
Long-term debt, including current portion	9,491	9,310	8,929	9,390	10,177
Total Waste Management, Inc. stockholders’ equity	6,019	5,297	5,345	5,866	5,707
Total equity	6,042	5,320	5,367	5,889	6,002

(a)	For more information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2017. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

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

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement, with the current state of our strategy taking into account economic conditions, the regulatory environment, asset and resource availability and innovation through technology. We believe that focused differentiation in our industry, driven by capitalizing on our extensive, well-placed network of assets, will deliver profitable growth and competitive advantages. Simultaneously, we believe the combination of cost control, process improvement and operational efficiency will deliver on the Company’s strategy of continuous improvement and yield an attractive total cost structure and enhanced service quality. While we will continue to monitor emerging diversion technologies that may generate additional value and related market dynamics, our current attention will be on improving existing diversion technologies, such as our recycling operations. We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry.

Key items of our 2017 financial results include:

•

Revenues of $14,485 million for 2017 compared with $13,609 million in 2016, an increase of $876 million, or 6.4%. This increase is primarily attributable to (i) yield and volume growth in our collection and disposal lines of business, which contributed $536 million of revenues; (ii) higher market prices for recycling commodities, which contributed $237 million of revenue growth in our recycling line of business and (iii) increased fuel surcharge and mandated fees of $73 million;

•

Operating expenses of $9,021 million in 2017, or 62.3% of revenues, compared with $8,486 million, or 62.4% of revenues, in 2016. This increase of $535 million is primarily attributable to (i) increased cost of goods sold due to higher market prices for recycling commodities; (ii) higher volumes; (iii) increased maintenance and repairs costs; (iv) increased labor and related benefits costs, primarily due to merit and headcount increases and (v) increased fuel costs, primarily due to higher fuel prices and the expiration of certain natural gas fuel excise tax credits. These increases were partially offset by decreased landfill leachate management costs;

•

Selling, general and administrative expenses of $1,468 million in 2017, or 10.1% of revenues, compared with $1,410 million, or 10.4% of revenues, in 2016. This increase of $58 million is primarily attributable to (i) the impact of favorable litigation settlements in 2016; (ii) merit increases; (iii) an increase in certain costs that vary with revenue and earnings growth, including incentive compensation accruals; (iv) higher severance costs and (v) charitable contributions made for hurricane relief efforts;

•	Income from operations of $2,636 million, or 18.2% of revenues, in 2017 compared with $2,296 million, or 16.9% of revenues, in 2016, an increase of $340 million;

•	Net income attributable to Waste Management, Inc. of $1,949 million, or $4.41 per diluted share, for 2017 as compared with $1,182 million, or $2.65 per diluted share, for 2016; and
•	In 2017, we returned $1,500 million to our shareholders through dividends and share repurchases compared with $1,451 million in 2016.

Our business performed exceptionally well in 2017, as our strategy of improving pricing, adding profitable volume and controlling costs led to another year of significant earnings improvement. Our focus on delivering exceptional customer service while bolstering employee engagement yielded consistently positive operational performance throughout the year. Our cash flow generation has also continued to exceed expectations, allowing us to invest in assets that support continuous improvement through efficiency and innovation and return $1.5 billion to our shareholders in dividends and share repurchases in 2017. The success that we achieved in 2017 reinforces our foundation for earnings and cash flow growth in 2018, despite anticipated disruption and downward price pressure in the global market for recycling commodities. With the reduction in our cash taxes due to enactment of tax reform, we are investing in our front-line employees, technology and revenue generating assets to continue to grow our business and improve customer service. These investments, together with our long-held commitments to maintain a strong balance sheet, return cash to shareholders and pursue attractive strategic growth opportunities, position the Company to capitalize on its momentum as we work to deliver superior performance again in 2018.

The following explanations of certain items that affected the comparability of the years presented has been provided to support investors’ understanding of our performance. Our 2017 results were affected by the following:

•

An income tax benefit of $529 million related to enactment of the Tax Cuts and Jobs Act, consisting of a net tax benefit of $595 million for the re-measurement of our deferred income tax assets and liabilities, partially offset by income tax expense of $66 million for a one-time, mandatory transition tax on the deemed repatriation of previously tax-deferred and unremitted foreign earnings. This net tax benefit had a favorable impact of $1.20 on our diluted earnings per share;

•

The recognition of net pre-tax charges aggregating to $36 million, primarily related to (i) $37 million of impairment charges related to investments in waste diversion technology companies; (ii) $34 million of goodwill impairment charges for certain ancillary services businesses; (iii) an $11 million charge for the withdrawal from an underfunded Multiemployer Pension Plan; (iv) $11 million of charges to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas and (v) a charge of $6 million related to the early extinguishment of $590 million of 6.1% senior notes. These charges were partially offset by gains of $31 million from the sale of certain oil and gas producing properties and a $30 million reduction in post-closing, performance-based contingent consideration obligations associated with an acquired business in our EES organization. These net charges had a negative impact of $0.08 on our diluted earnings per share; and

•

Income tax benefit of $32 million for excess tax benefits related to the vesting or exercise of equity-based compensation awards, which had a favorable impact of $0.07 on our diluted earnings per share.

Our 2016 results were affected by the following:

•

The recognition of pre-tax charges aggregating to $151 million, primarily related to (i) a $43 million impairment charge due to a loss of expected volumes for a landfill; (ii) a $42 million charge to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas; (iii) $41 million of impairment charges related to investments in waste diversion technology companies; (iv) a $10 million goodwill impairment charge related to our LampTracker® reporting unit and (v) an $8 million loss on the sale of a majority-owned organics company. These charges had a negative impact of $0.26 on our diluted earnings per share.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below for the years ended December 31 (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2017	2016	2015
Net cash provided by operating activities (a)	$3,180	$3,006	$2,528
Capital expenditures	(1,509)	(1,339)	(1,233)
Proceeds from divestitures of businesses and other assets (net of cash divested)	99	43	145
Free cash flow (a)	$1,770	$1,710	$1,440

(a)

Prior year information has been revised to reflect the adoption of Accounting Standards Update (“ASU”) 2016‑09, which is discussed below in Adoption of New Accounting Standards, and conform to our current year presentation. See Note 2 to the Consolidated Financial Statements.

Our net cash flows provided by operating activities increased by $174 million for the year ended December 31, 2017 compared with 2016, impacted by (i) higher earnings from our Traditional Solid Waste and recycling businesses and (ii) favorable changes in assets and liabilities, net of effects of acquisitions and divestitures. These increases were partially offset by (i) higher income tax payments of $120 million in 2017; (ii) cash proceeds of $67 million from the termination of our cross-currency swaps in 2016 and (iii) higher annual incentive plan cash payments of $41 million in 2017.

Our net cash flows provided by operating activities increased by $478 million for the year ended December 31, 2016 compared with 2015, impacted by (i) higher earnings from our Traditional Solid Waste and recycling businesses; (ii) cash proceeds of $67 million from the termination of our cross-currency swaps in 2016; (iii) Multiemployer Pension Plan settlement payments of approximately $60 million in 2015 and (iv) lower annual incentive plan cash payments of $46 million in 2016; partially offset by higher income tax payments of $23 million in 2016. Additionally, we experienced favorable changes in assets and liabilities, net of effects of acquisitions and divestitures, particularly non-trade related items including payroll and incentive accruals.

Capital expenditures increased by $170 million when comparing 2017 with 2016 and $106 million when comparing 2016 with 2015. The Company continues to maintain a disciplined focus on capital management and fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business, timing of replacement of aging assets and investment in assets that support our strategy of continuous improvement through efficiency and innovation.

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

Adoption of New Accounting Standards

Equity-Based Compensation — In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016‑09 associated with equity-based compensation as part of its simplification initiative to reduce the cost and complexity of compliance with GAAP, while maintaining or improving the usefulness of the information provided. This amended guidance was effective for the Company on January 1, 2017 and required the following changes to the presentation of our financial statements:

•

Excess tax benefits or deficiencies for share-based payments are now recorded as a discrete item in the period shares vest or stock options are exercised as an adjustment to income tax expense or benefit rather than additional paid-in capital. This change was applied prospectively as of January 1, 2017. The Company did not have any excess tax benefits that were not previously recognized as of January 1, 2017. See Note 8 to the Consolidated Financial Statements for discussion of the current year impact;

•

As of January 1, 2017, the calculation of diluted weighted average shares outstanding was changed prospectively to no longer include excess tax benefits as assumed proceeds. This change did not have a material impact on our current year diluted earnings per share;

•

Cash flows related to excess tax benefits or deficiencies are included in net cash provided by operating activities rather than as a financing activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities of $28 million and $15 million for the years ended December 31, 2016 and 2015, respectively;

•

Cash paid to taxing authorities when withholding shares from an employee’s vesting or exercise of equity-based compensation awards for tax-withholding purposes is now considered a repurchase of the Company’s equity instruments and is classified as net cash used in financing activities rather than as an operating activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities of $18 million and $15 million for the years ended December 31, 2016 and 2015, respectively; and

•	The Company elected to continue to estimate forfeitures rather than account for forfeitures as they occur.

Goodwill Impairment Testing — In January 2017, the FASB issued ASU 2017‑04 which simplifies the goodwill impairment test by eliminating Step 2 of the quantitative assessment and should reduce the cost and complexity of evaluating goodwill for impairment. Under the amended guidance, when a quantitative assessment is required, an entity will perform a goodwill impairment test by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge will be measured as the amount by which the carrying amount exceeds the reporting unit’s estimated fair value, not to exceed the total amount of recorded goodwill. This amended guidance, effective for the Company on January 1, 2020, permits early adoption. The Company’s early adoption on January 1, 2017 did not have a material impact on our consolidated financial statements.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 15 landfill sites with expansions included as of December 31, 2017, three landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. One landfill required approval by our Chief Financial Officer because of community or political opposition that could impede the expansion process. The remaining two landfills required approval because the permit application process did not meet the one- or five-year requirements.

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

Environmental Remediation Liabilities

We are subject to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by operations, or for damage caused by conditions that existed before we acquired a site. These liabilities include PRP investigations, settlements, and certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials, external contractor costs and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on a number of estimates and assumptions.

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

Long-Lived Asset Impairments

We assess our long-lived assets for impairment as required under the applicable accounting standards. If necessary, impairments are recorded in (income) expense from divestitures, asset impairments and unusual items, net in our Consolidated Statement of Operations.

Property and Equipment, Including Landfills and Definite-Lived Intangible Assets — We monitor the carrying value of our long-lived assets for potential impairment on an ongoing basis and test the recoverability of such assets generally using significant unobservable (“Level 3”) inputs whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value and the difference is recorded in the period that the impairment indicator occurs. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations and/or (iii) information available regarding the current market for similar assets. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

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

Indefinite-Lived Intangible Assets, Including Goodwill — At least annually, and more frequently if warranted, we assess the indefinite-lived intangible assets, including the goodwill of our reporting units for impairment using Level 3 inputs.

We assess whether an impairment exists using a quantitative assessment. Our quantitative assessment identifies potential impairments by comparing the estimated fair value of a reporting unit to its carrying amount, including goodwill. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying amount. Fair value is typically estimated using an income approach. However, when appropriate, we may also use a market approach. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported earnings. We then apply that multiple to the reporting units’ earnings to estimate their fair values. We believe that this approach may also be appropriate in certain circumstances because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Income) Expense from Divestitures, Asset Impairments and Unusual Items, Net and Note 6 to the Consolidated Financial Statements for information related to goodwill impairments recognized during the reported periods.

Insured and Self-Insured Claims

We have retained a significant portion of the risks related to our health and welfare, general liability, automobile liability and workers’ compensation claims programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, are based on an actuarial valuations and internal estimates. The accruals for these liabilities could be revised if future occurrences or loss developments significantly differ from our assumptions used. Estimated recoveries associated with our insured claims are recorded as assets when we believe that the receipt of such amounts is probable.

In December 2017, we elected to use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. We continue to maintain conventional insurance policies with third-party insurers. In addition to certain business and operating benefits of having a wholly-owned insurance captive, we expect to receive certain cash flow benefits related to the timing of tax deductions related to these claims. WM will pay an annual premium to the insurance captive, typically in the first quarter of the year comprised of equal parts cash and an intercompany note, for the estimated losses based on the external actuarial analysis. These premiums will be held in a restricted escrow account to be used solely for paying insurance claims, resulting in a transfer of risk from WM to the insurance captive.

Results of Operations

Operating Revenues

Our operating revenues set forth below are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or MRF and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenues generally consist of tipping fees and the sale of recycling commodities to third parties. The fees we charge for our collection, disposal, transfer and recycling services generally include fuel surcharges, which are indexed to current market costs for diesel fuel. We also provide additional services that are not managed through our Solid Waste business, including both our WMSBS and EES organizations, recycling brokerage services, landfill gas-to-energy services and expanded service offerings and solutions. Our expanded service offerings and solutions include (i) portable self-storage and long distance moving services; (ii) fluorescent bulb and universal waste mail-back through our LampTracker® program; (iii) portable restroom servicing under the name Port-o-Let® and (iv) street and parking lot sweeping services. In addition, we hold interests in oil and gas producing properties. These operations are presented in our “Other” segment in the table below. The following table summarizes revenues during the years ended December 31 (in millions):

	2017	2016	2015
Solid Waste	$14,832	$13,968	$13,285
Other	2,538	2,278	2,065
Intercompany	(2,885)	(2,637)	(2,389)
Total	$14,485	$13,609	$12,961

The mix of operating revenues from our major lines of business is reflected in the table below for the years ended December 31 (in millions):

	2017	2016	2015
Commercial	$3,714	$3,480	$3,332
Residential	2,528	2,487	2,499
Industrial	2,583	2,412	2,252
Other	439	423	356
Total collection	9,264	8,802	8,439
Landfill	3,370	3,110	2,919
Transfer	1,591	1,512	1,377
Recycling	1,432	1,221	1,163
Other (a)	1,713	1,601	1,452
Intercompany (b)	(2,885)	(2,637)	(2,389)
Total	$14,485	$13,609	$12,961

(a)

The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) our expanded service offerings and solutions, such as portable self-storage and long distance moving services, and interests we hold in oil and gas producing properties. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support, net of intercompany activity.

(b)	Intercompany revenues between lines of business are eliminated in the Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	2017 vs. 2016		2016 vs. 2015
		As a % of		As a % of
		Total		Total
	Amount	Company(a)	Amount	Company(a)
Average yield (b)	$551	4.1%	$251	1.9%
Volume	289	2.1	186	1.4
Internal revenue growth	840	6.2	437	3.3
Acquisitions	48	0.3	268	2.1
Divestitures	(27)	(0.2)	(30)	(0.2)
Foreign currency translation	15	0.1	(27)	(0.2)
Total	$876	6.4%	$648	5.0%

(a)

Calculated by dividing the increase or decrease for the current year by the prior year’s total Company revenue, adjusted to exclude the impacts of divestitures for the current year ($13,582 million and $12,931 million for 2017 and 2016, respectively).

(b)

The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company. We also analyze the changes in average yield in terms of related business revenues in order to differentiate the changes in yield attributable to our pricing strategies from the changes that are caused by market-driven price changes in commodities. The following table summarizes the period-to-period change in revenues from average yield on a related business basis (dollars in millions):

	2017 vs. 2016		2016 vs. 2015
		As a % of		As a % of
		Related		Related
	Amount	Business(i)	Amount	Business(i)
Average yield:
Collection and disposal	$241	2.0%	$267	2.4%
Recycling commodities	237	20.1	51	4.6
Fuel surcharges and mandated fees	73	16.3	(67)	(13.1)
Total	$551	4.1%	$251	1.9%

(i)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue, adjusted to exclude the impacts of divestitures for the current year.

Our revenues increased $876 million, or 6.4%, for the year ended December 31, 2017 as compared with the prior year, driven primarily by (i) higher volumes; (ii) revenue growth from yield on our collection and disposal lines of business (iii) higher market prices for the recycling commodities we sell and (iv) higher revenues from our fuel surcharge program due to higher diesel fuel prices.

Our revenues increased $648 million, or 5.0%, for the year ended December 31, 2016 as compared with the prior year, driven by (i) acquisitions, primarily the acquired operations of SWS in January 2016; (ii) revenue growth from yield on our collection and disposal lines of business; (iii) higher volumes and (iv) higher market prices for the recycling commodities we sell. Partially offsetting these revenue increases were (i) lower revenues from our fuel surcharge program due to lower diesel fuel prices; (ii) divestitures and (iii) foreign currency translation which affects revenues from our Canadian operations.

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

Revenue growth from collection and disposal average yield was $241 million, or 2.0%, and $267 million, or 2.4%, for the years ended December 31, 2017 and 2016, respectively. We experienced growth in yield for all of our collection and disposal lines of business in both 2017 and 2016. The period-to-period changes are as follows (dollars in millions):

	2017 vs. 2016		2016 vs. 2015
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$99	3.0%	$130	4.2%
Industrial	69	3.1	59	2.8
Residential	44	1.8	46	1.9
Total collection	212	2.6	235	3.0
Landfill	17	0.9	15	0.8
Transfer	12	1.5	17	2.5
Total collection and disposal	$241	2.0%	$267	2.4%

Our increase in collection and disposal yield for the years ended December 31, 2017 and 2016, compared with the prior years, includes increased revenues from our environmental fees of $67 million and $72 million, respectively.

Recycling Commodities — Increases in the market prices for recycling commodities resulted in revenue growth of $237 million and $51 million for the years ended December 31, 2017 and 2016, respectively, as compared with the prior years due to the increase in the market prices of the recycling commodities we sell at our recycling facilities and through our recycling brokerage business. However, beginning in September 2017, disruptions in the global movement of recycling commodities and the impact of natural disasters along the Gulf Coast decreased market prices for recycling commodities, which reduced our revenues in the fourth quarter of 2017 as compared with the prior year period. We expect these disruptions in the market for recycling commodities to extend through the first half of 2018, which will continue to put downward pressure on average market prices for recycling commodities.

Fuel Surcharges and Mandated Fees — These revenues, which are predominantly generated by our fuel surcharge program, increased $73 million for the year ended December 31, 2017 and decreased $67 million for the year ended December 31, 2016, as compared with the prior years. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Market prices for diesel fuel increased 15% for the year ended December 31, 2017 and decreased 14% for the year ended December 31, 2016, compared with the prior years. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These fees did not have a significant impact on the comparability of the periods presented.

Volume

Our revenues from volume increased $289 million, or 2.1%, and $186 million, or 1.4%, for the years ended December 31, 2017 and 2016, respectively, as compared with the prior years. The comparison does not include volumes from acquisitions.

We experienced higher volumes due to improving market conditions and strong sales performance. Our focus on customer service and disciplined growth delivered consistent results throughout 2017 and 2016. The most significant contributors to our volume growth were commercial and industrial collection; municipal solid waste and construction and demolition landfills; and transfer stations. Our residential line of business experienced volume declines in 2017 and 2016 due to our continued focus on renegotiating existing contracts and winning only those new contracts with a reasonable rate of return.

Additional drivers affecting the comparability of volumes for 2017 to 2016 are as follows:

•

Over $60 million of our landfill volume increases resulted from events during 2017 that may not repeat, including natural disasters throughout the U.S. primarily in the fourth quarter of 2017 and from an eleven-month outage at a waste-to-energy facility in Virginia that ended in mid-December;

•	Two large new contract additions in 2017 that favorably impacted our volume growth;
•	Our WMSBS organization experienced favorable volume growth;
•

The completion of certain project work performed throughout 2016 in our collection line of business in Southern California and other line of business from our EES organization negatively impacted our volume growth; and

•	One less workday in 2017 negatively impacted our volume growth.

Additional drivers affecting the comparability of volumes for 2016 to 2015 are as follows:

•

In our ancillary services businesses, we experienced higher volumes in 2016 as compared with 2015 resulting from our EES organization, particularly our remediation and construction services, our WM Renewable Energy organization and our portable self-storage business. These volume increases were partially offset by lower volumes due to lower oil prices, which negatively affected both our oil and gas producing properties and our oilfield services business; and

•	An additional workday in 2016 favorably impacted our volume growth.

Acquisitions and Divestitures

Acquisitions increased revenues $48 million and $268 million for the years ended December 31, 2017 and 2016, respectively, as compared with the prior years. The increase in revenues in 2016 was principally due to the acquired operations of SWS in January 2016. These revenues were partially offset by revenue decreases due to divestitures of $27 million and $30 million for the years ended December 31, 2017 and 2016, respectively, as compared with the prior years.

Operating Expenses

Our operating expenses are comprised of (i) labor and related benefits costs (excluding labor costs associated with maintenance and repairs discussed below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs costs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are affected by variables such as volumes, distance and fuel prices; (v) costs of goods sold, which includes the cost to purchase recycling materials for our recycling business, including rebates paid to suppliers; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees, contingent landfill lease payments and royalties; (viii) landfill operating costs, which include interest accretion on landfill liabilities, interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include general liability, automobile liability, workers’ compensation and insurance and claim costs and (x) other operating costs, which include telecommunications, equipment and facility lease expenses, property taxes, utilities and supplies.

The following table summarizes the major components of our operating expenses for the years ended December 31 (dollars in millions):

		Period-to- Period			Period-to- Period
	2017	Change		2016	Change		2015
Labor and related benefits	$2,500	$90	3.7%	$2,410	$29	1.2%	$2,381
Transfer and disposal costs	996	22	2.3	974	35	3.7	939
Maintenance and repairs	1,170	94	8.7	1,076	54	5.3	1,022
Subcontractor costs	1,236	43	3.6	1,193	56	4.9	1,137
Cost of goods sold	969	111	12.9	858	67	8.5	791
Fuel	375	75	25.0	300	(61)	(16.9)	361
Disposal and franchise fees and taxes	753	51	7.3	702	40	6.0	662
Landfill operating costs	328	(24)	(6.8)	352	97	38.0	255
Risk management	219	27	14.1	192	(29)	(13.1)	221
Other	475	46	10.7	429	(33)	(7.1)	462
	$9,021	$535	6.3%	$8,486	$255	3.1%	$8,231

Our operating expenses increased $535 million, or 6.3%, when comparing 2017 with 2016 and $255 million, or 3.1%, when comparing 2016 with 2015. Operating expenses as a percentage of revenues were 62.3% in 2017, 62.4% in 2016 and 63.5% in 2015.

Significant items affecting the comparison of operating expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs in 2017 as compared with 2016 was due to (i) merit increases; (ii) increased headcount driven, in part, by higher volumes and (iii) charges for the withdrawal from certain Multiemployer Pension Plans. These cost increases were partially offset by one less workday in 2017.

The increase in labor and related benefits costs in 2016 as compared with 2015 was due to (i) merit increases; (ii) additional costs associated with the acquired operations of SWS in January 2016; (iii) health and welfare cost increases; (iv) an additional workday in 2016 and (v) higher incentive compensation accruals. These cost increases were partially offset by (i) $51 million of charges in 2015 for the withdrawal from certain underfunded Multiemployer Pension Plans and (ii) lower headcount and contract labor costs in 2016 due to operating efficiencies in our recycling line of business.

Transfer and Disposal Costs — The increase in transfer and disposal costs in 2017 compared with 2016 was primarily driven by higher volumes. The increase in costs in 2016 compared with 2015 was driven by acquisitions, primarily SWS, and higher volumes.

Maintenance and Repairs — The increase in maintenance and repairs costs in 2017 compared with 2016 was primarily driven by (i) higher third-party repairs and parts costs and (ii) higher labor costs due to increased headcount, merit increases, and retention and training efforts. The increase in costs in 2016 compared with 2015 was primarily driven by (i) higher labor and parts and supplies costs and (ii) acquisitions, primarily the acquired operations of SWS.

Subcontractor Costs — Increases in subcontractor costs in 2017 compared with 2016 were driven by higher volumes in our Solid Waste business and our WMSBS organization. The increase in costs in 2016 compared with 2015 was driven by acquisitions and higher volumes in our WMSBS organization. The increases for both years were partially offset by a decrease in subcontracted remediation and construction services to industrial customers.

Cost of Goods Sold — The increase in cost of goods sold in 2017 compared with 2016 was due to higher market prices for recycling commodities, partially offset by lower costs due to (i) continued efforts to restructure recycling rebates paid to customers and (ii) the divestiture of a majority-owned organics company in 2016. The increase in costs in 2016 compared with 2015 was due to (i) higher market prices for recycling commodities and (ii) increased costs in our remediation and construction services business, partially offset by lower costs due to continued efforts to restructure recycling rebates paid to customers.

Fuel — The increase in fuel costs in 2017 compared with 2016 was primarily due to (i) higher fuel prices; (ii) the expiration of certain natural gas fuel excise tax credits as of December 31, 2016 and (iii) higher volumes in our collection line of business. These cost increases were partially offset by (i) lower costs resulting from the continued conversion of our fleet to natural gas vehicles and (ii) reduced fuel consumption due to efficiency gains in the routing of our fleet. The decrease in fuel costs in 2016 compared with 2015 was driven by (i) lower fuel prices; (ii) lower costs resulting from the continued conversion of our fleet to natural gas vehicles; (iii) increases in natural gas fuel excise credits and (iv) reduced fuel consumption due to efficiency gains in the routing of our fleet. The higher volumes in our collection line of business in 2016 partially offset these decreases.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes in 2017 compared with 2016 is primarily due to higher landfill volumes and increased municipal franchise fees. The increase in 2016 compared with 2015 is primarily due to (i) higher landfill volumes; (ii) increased municipal franchise fees and (iii) increased subcontracted remediation and construction services to industrial customers.

Landfill Operating Costs — The most significant item impacting landfill operating costs for the periods presented was landfill leachate management costs, which were lower in 2017 compared to 2016 and higher in 2016 compared to 2015.

Risk Management — The increase in risk management costs in 2017 compared with 2016 was primarily due to increases in certain uninsured losses. The decrease in costs in 2016 compared with 2015 was primarily due to a reduction in certain uninsured losses and, to a lesser extent, decreased workers’ compensation claims.

Other — The changes in other operating costs in the reported periods were principally driven by favorable adjustments to our contingent consideration liabilities associated with certain acquisitions in 2016 and fluctuations in operating lease expenses. Operating lease expenses were higher in 2017 compared with 2016 and lower in 2016 when compared with 2015.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of (i) labor and related benefits costs, which include salaries, bonuses, related insurance and benefits, contract labor, payroll taxes and equity-based compensation; (ii) professional fees, which include fees for consulting, legal, audit and tax services; (iii) provision for bad debts, which includes allowances for uncollectible customer accounts and collection fees and (iv) other selling, general and administrative expenses, which include, among other costs, facility-related expenses, voice and data telecommunication, advertising, bank charges, computer costs, travel and entertainment, rentals, postage and printing. In addition, the financial impacts of litigation settlements generally are included in our “Other” selling, general and administrative expenses.

The following table summarizes the major components of our selling, general and administrative expenses for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2017	Change		2016	Change		2015
Labor and related benefits	$1,000	$32	3.3%	$968	$94	10.8%	$874
Professional fees	102	5	5.2	97	(15)	(13.4)	112
Provision for bad debts	42	2	5.0	40	4	11.1	36
Other	324	19	6.2	305	(16)	(5.0)	321
	$1,468	$58	4.1%	$1,410	$67	5.0%	$1,343

Our selling, general and administrative expenses increased $58 million, or 4.1%, when comparing 2017 with 2016 and $67 million, or 5.0%, when comparing 2016 with 2015. Our selling, general and administrative expenses as a percentage of revenues were 10.1% in 2017 and 10.4% in 2016 and 2015.

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs in 2017 compared with 2016 was primarily due to (i) merit increases; (ii) an increase in certain costs that vary with revenue and earnings growth, including incentive compensation accruals and (iii) higher severance costs for former executives in 2017. The increase in costs in 2016 compared with 2015 was primarily due to (i) higher incentive compensation accruals; (ii) merit increases; (iii) higher severance costs and (iv) acquisitions.

Professional Fees — The decrease in professional fees in 2016 compared with 2015 was primarily due to lower legal fees.

Other — The increase in other expenses in 2017 compared with 2016 was primarily due to favorable litigation settlements in 2016 and charitable contributions made for hurricane relief efforts in 2017. The decrease in other expenses in 2016 compared with 2015 was principally driven by favorable litigation settlements and lower bank charges.

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

The following table summarizes the components of our depreciation and amortization expenses for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2017	Change		2016	Change		2015
Depreciation of tangible property and equipment	$783	$10	1.3%	$773	$13	1.7%	$760
Amortization of landfill airspace	497	69	16.1	428	19	4.6	409
Amortization of intangible assets	96	(4)	(4.0)	100	24	31.6	76
	$1,376	$75	5.8%	$1,301	$56	4.5%	$1,245

The increase in amortization of landfill airspace during 2017 as compared with the prior year is primarily due to higher volumes at our landfills and changes in our landfill estimates.

The increase in depreciation of tangible property and equipment and amortization of intangible assets during 2016 as compared with the prior year is primarily due to the acquired operations of SWS in January 2016. The increase in amortization of landfill airspace during 2016 as compared with the prior year is due to higher volumes at our landfills, partially offset by changes in our landfill estimates.

(Income) Expense from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (income) expense from divestitures, asset impairments and unusual items, net for the years ended December 31 (in millions):

	2017	2016	2015
(Income) expense from divestitures	$(38)	$9	$(7)
Asset impairments	41	59	89
Other	(19)	44	—
	$(16)	$112	$82

During the year ended December 31, 2017, we recognized net income of $16 million, primarily related to (i) gains of $31 million from the sale of certain oil and gas producing properties and (ii) a $30 million reduction in post-closing, performance-based contingent consideration obligations associated with an acquired business in our EES organization. These gains were partially offset by (i) $34 million of goodwill impairment charges primarily related to our EES organization; (ii) $11 million of charges to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 10 to the Consolidated Financial Statements and (iii) $7 million of charges to write down certain renewable energy assets.

During the year ended December 31, 2016, we recognized net charges of $112 million, primarily related to (i) $44 million of charges to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 10 to the Consolidated Financial Statements; (ii) a $43 million charge to impair a landfill in Western Pennsylvania due to a loss of expected volumes; (iii) $12 million of goodwill impairment charges primarily related to our LampTracker® reporting unit and (iv) an $8 million loss on the sale of a majority-owned organics company.

During the year ended December 31, 2015, we recognized net charges of $82 million, primarily related to (i) $66 million of charges to impair certain oil and gas producing properties as a result of declines in oil and gas prices; (ii) $18 million of charges to write down or divest certain assets in our recycling operations and (iii) a $5 million impairment of a landfill in our Western Canada Area due to revised post-closure cost estimates. Partially offsetting these charges was $7 million of net gains from divestitures, including a $6 million gain on the sale of an oil and gas producing property in 2015.

See Note 3 to the Consolidated Financial Statements for additional information related to the accounting policy and analysis involved in identifying and calculating impairments.

Income from Operations

The following table summarizes income from operations for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2017	Change		2016	Change		2015
Solid Waste:
Tier 1	$1,538	$108	7.6%	$1,430	$140	10.9%	$1,290
Tier 2	552	30	5.7	522	76	17.0	446
Tier 3	1,199	205	20.6	994	3	0.3	991
Solid Waste	3,289	343	11.6	2,946	219	8.0	2,727
Other	(68)	32	(32.0)	(100)	60	(37.5)	(160)
Corporate and Other	(585)	(35)	6.4	(550)	(28)	5.4	(522)
Total	$2,636	$340	14.8%	$2,296	$251	12.3%	$2,045

All information presented has been updated to reflect our realigned segments which are discussed further in Note 19 to the Consolidated Financial Statements.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three years ended December 31, 2017 are summarized below:

The following items affected both comparable periods:

•	Our Traditional Solid Waste business benefited from internal revenue growth;
•	Our recycling line of business was favorable principally due to higher market prices for recycling commodities; and
•	The impairment charge for a landfill in Tier 3 in 2016 due to a loss of expected volumes.

In addition, the following items affected 2017 when compared with 2016:

•	Higher labor and related benefits costs in the current year primarily due to merit increases and charges for the withdrawal from certain underfunded Multiemployer Pension Plans, primarily in Tier 3;
•	Decreased landfill leachate management costs in Tier 3;
•	Increased landfill amortization expense related to higher volumes at our landfills and changes in our landfill estimates, primarily in Tier 3; and
•	Increased maintenance and repairs costs.

In addition, the following items affected 2016 when compared with 2015:

•	Increased landfill leachate management costs in Tier 3 in 2016;
•	Higher labor and related benefit costs in 2016 due to merit increases, higher incentive compensation accruals and increases in health and welfare costs;
•	Charges of $51 million for the withdrawal from certain underfunded Multiemployer Pension Plans in 2015 impacting all three tiers; and
•	Improvements in our recycling line of business due to cost reductions and charges to write down or divest certain recycling assets in 2015 in Tier 1 and Tier 3.

Other — Our “Other” income from operations includes (i) our WMSBS organization; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our EES and WM Renewable Energy organizations that are not included in operations of our reportable segments; (iii) our recycling brokerage services and (iv) our expanded service offerings and solutions, such as portable self-storage and long distance moving services, fluorescent bulb and universal waste mail-back through our LampTracker® program, and interests we hold in oil and gas producing properties.

The following items affected both comparable periods:

•

Expenses from divestitures, asset impairments and unusual items related to a loss on the sale of a majority-owned organics company and the goodwill impairment charge associated with our LampTracker® reporting unit in 2016.

The following items affected 2017 when compared with 2016:

•	Gains from the sale of certain oil and gas producing properties in 2017; and
•	Goodwill impairment charges, partially offset by a reduction in contingent consideration obligations, in our EES organization.

The following items affected 2016 when compared with 2015:

•	Impairment charges of $66 million related to oil and gas producing properties recognized in 2015;
•	Our EES organization’s results were higher in 2016 principally driven by an increase in remediation and construction services costs to industrial customers in 2015; and
•	Increased costs in our WMSBS organization driven, in part, by the transfer of certain sales employees from our Corporate and Other segment to this segment in 2016.

Corporate and Other

The following items affected 2017 when compared with 2016:

•	Charges in both years to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, primarily in 2016;
•	Higher labor and related benefits costs in the current year were primarily related to higher incentive compensation accruals, merit increases and severance costs; and
•	A favorable litigation settlement providing for the reimbursement of certain legal fees in 2016.

The following items affected 2016 when compared with 2015:

•	Higher labor and related benefit costs in 2016 due to higher incentive compensation accruals, severance costs, health and welfare costs and merit increases;
•	An increase in a subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas in 2016;
•	Decreased risk management costs in 2016; and
•	The transfer of certain sales employees to our Other segment from this segment in 2016.

Interest Expense, Net

Our interest expense, net was $363 million, $376 million and $385 million in 2017, 2016 and 2015, respectively. During 2017, the decrease in interest expense was primarily attributable to higher capitalized interest on certain projects under development and the early repayment of high-coupon senior notes and issuance of new senior notes at lower coupon interest rates in 2017. During 2016, the decrease in interest expense was primarily attributable to the impact of lower market interest rates on certain of our tax-exempt bonds, partially offset by increased borrowings under our $2.25 billion revolving credit facility.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $6 million, $4 million and $555 million in 2017, 2016 and 2015, respectively. The amount for 2015 was primarily associated with the early extinguishment of almost $2 billion of our high-coupon senior notes through make-whole redemption and cash tender offers. We replaced substantially all of the debt extinguished with new senior notes at significantly lower coupon interest rates and extended the weighted average duration of these debt obligations. The loss on early extinguishment of debt reflected in our Consolidated Statement of Operations for 2015 includes $122 million of charges related to make-whole redemptions and $430 million of charges related to cash tender offers.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $68 million, $44 million and $38 million in 2017, 2016 and 2015, respectively. The amount in 2017 includes impairment charges of $29 million to write down equity method investments in waste diversion technology companies to their estimated fair values. The remaining losses for each period are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. The tax impacts realized as a result of our investments in low-income housing properties and the refined coal facility are discussed below in Income Tax Expense. Refer to Notes 8 and 18 to the Consolidated Financial Statements for more information related to these investments.

Other, Net

We recognized other, net expense of $8 million, $50 million and $7 million in 2017, 2016 and 2015, respectively. The expenses for 2017, 2016 and 2015 were impacted by impairment charges of $11 million, $42 million and $5 million, respectively, related to other-than-temporary declines in the value of minority-owned investments in waste diversion technology companies. In addition, we recognized $8 million of expense during 2016 associated with the termination of our cross-currency swaps, which is discussed further in Note 7 to the Consolidated Financial Statements.

Income Tax Expense

We recorded income tax expense of $242 million, $642 million and $308 million in 2017, 2016 and 2015, respectively, resulting in effective income tax rates of 11.0%, 35.2% and 29.1% for the years ended December 31, 2017, 2016 and 2015, respectively. The comparability of our reported income taxes for the years presented is primarily affected by (i) variations in our income before income taxes, as discussed above; (ii) impacts of enactment of tax reform; (iii) federal tax credits; (iv) excess tax benefits associated with equity-based compensation transactions; (v) the tax implications of impairments; (vi) the realization of state net operating losses and credits; (vii) adjustments to our accruals and related deferred taxes and (viii) tax audit settlements. The impacts of these items are summarized below:

•

Impacts of Enactment of Tax Reform — The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017 and is generally effective for tax years beginning January 1, 2018. The most significant impacts of the Act to the Company include a decrease in the federal corporate income tax rate from 35% to 21% and a one-time, mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings. For the year ended December 31, 2017, we had an income tax benefit of $529 million consisting of a net tax benefit of $595 million for the re-measurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, partially offset by income tax expense of $66 million for the one-time, mandatory transition tax. See Note 8 to the Consolidated Financial Statements for more information related to the impacts of enactment of the Act.

•

Investments Qualifying for Federal Tax Credits — Our low-income housing properties and refined coal facility investments reduced our income tax expense by $51 million, $55 million and $57 million, primarily as a result of the tax credits realized from these investments for the years ended December 31, 2017, 2016 and 2015, respectively. Refer to Note 8 to the Consolidated Financial Statements for more information related to these investments.

•

Other Federal Tax Credits — During 2017, 2016 and 2015, we recognized federal tax credits in addition to the tax credits realized from our investments in low-income housing properties and the refined coal facility, resulting in a reduction in our income tax expense of $13 million, $14 million and $15 million, respectively.

•

Equity-Based Compensation — The excess tax benefits related to the vesting or exercise of equity-based compensation awards reduced our income tax expense by $37 million for the year ended December 31, 2017. See Note 2 to the Consolidated Financial Statements for discussion of our adoption of ASU 2016‑09.

•

Tax Implications of Impairments — Portions of the impairment charges recognized during the reported years are not deductible for tax purposes. Had the charges been fully deductible, our income tax expense would have been reduced by $15 million, $15 million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 11 to the Consolidated Financial Statements for more information related to our impairment charges.

•

State Net Operating Losses and Credits — During 2017, 2016 and 2015, we recognized state net operating losses and credits resulting in a reduction in our income tax expense of $12 million, $10 million and $17 million, respectively.

•

Adjustments to Accruals and Related Deferred Taxes – Adjustments to our accruals and related deferred taxes due to the filing of our income tax returns and changes in state laws resulted in a reduction of $5 million, $10 million and $18 million in our income tax expense for the years ended December 31, 2017, 2016 and 2015, respectively.

•

Tax Audit Settlements — The settlement of various tax audits resulted in a reduction in our income tax expense of $2 million, $11 million and $10 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Based on current tax laws and regulations as modified by the Act effective January 1, 2018, we expect our 2018 recurring effective tax rate will be approximately 26.0% based on projected income before income taxes, federal tax credits and other permanent items. The estimated 2018 rate incorporates the benefit of the reduction in the federal corporate income tax rate to 21%, as well as the impacts of other less material provisions included in the Act.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 244 solid waste and five secure hazardous waste landfills as of December 31, 2017 and 243 solid waste and five secure hazardous waste landfills as of December 31, 2016. For these landfills, the following table reflects changes in capacity, as measured in tons of waste, for the years ended December 31 and remaining capacity, measured in cubic yards of waste, as of December 31 (in millions):

	2017			2016
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity
Balance as of beginning of year (in tons)	4,754	219	4,973	4,728	304	5,032
Acquisitions, divestitures, newly permitted landfills and closures	6	—	6	—	—	—
Changes in expansions pursued (a)	—	65	65	—	77	77
Expansion permits granted (b)	98	(98)	—	166	(166)	—
Airspace consumed	(112)	—	(112)	(104)	—	(104)
Changes in engineering estimates and other (c)	53	—	53	(36)	4	(32)
Balance as of end of year (in tons)	4,799	186	4,985	4,754	219	4,973
Balance as of end of year (in cubic yards)	4,815	169	4,984	4,787	200	4,987

(a)

Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits, if any.

(b)

We received expansion permits at nine of our landfills during 2017 and 13 of our landfills during 2016, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal capacity of our existing landfills.

(c)

Changes in engineering estimates can result in changes to the estimated available remaining capacity of a landfill or changes in the utilization of such landfill capacity, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. We continually focus on improving the utilization of airspace through efforts that may include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials and increasing initial compaction through improved landfill equipment, operations and training.

The tons received at our landfills in 2017 and 2016 are shown below (tons in thousands):

	2017					2016
	# of		Total		Tons per	# of	Total		Tons per
	Sites		Tons		Day	Sites	Tons		Day
Solid waste landfills	244	(a)	112,849		415	243	104,913		384
Hazardous waste landfills	5		584		2	5	646		2
	249		113,433		417	248	105,559		386
Solid waste landfills closed, divested or contract expired during related year	1		139			2	—
			113,572	(b)			105,559	(b)

(a)	In 2017, we acquired two landfills and we closed one landfill.
(b)

These amounts include 1.8 million tons and 1.2 million tons as of December 31, 2017 and 2016, respectively, that were received at our landfills but were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate receives certification of closure from the applicable regulatory agency, we generally transfer the management of the site, including any remediation activities, to our closed sites management group. As of December 31, 2017, our closed sites management group managed 204 closed landfills.

Based on remaining permitted airspace as of December 31, 2017 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 43 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes, disposal prices, construction and operating costs, remaining capacity and likelihood of obtaining an expansion permit. We are seeking expansion permits at 15 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions — Landfills section above. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 45 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills owned or operated as of December 31, 2017, segregated by their estimated operating lives based on remaining permitted and expansion capacity and projected annual disposal volume, was as follows:

	# of Landfills
0 to 5 years	26
6 to 10 years	21
11 to 20 years	27
21 to 40 years	74
41+ years	101
Total	249	(a)

(a)

Of the 249 landfills, 201 are owned, 35 are operated under lease agreements and 13 are operated under other contractual agreements. For the landfills not owned, we are usually responsible for final capping, closure and post-closure obligations.

As of December 31, 2017, we have 15 landfills which are not currently accepting waste. During the year ended December 31, 2017, we performed tests of recoverability for seven of these landfills with an aggregate net recorded capitalized landfill asset cost of $282 million, for which the undiscounted expected future cash flows resulting from our probability-weighted estimation approach exceeded the carrying values. We did not perform recoverability tests for the remaining eight landfills as the net recorded capitalized landfill asset cost was immaterial.

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

The changes to the cost basis of our landfill assets and accumulated landfill airspace amortization for the year ended December 31, 2017 are reflected in the table below:

		Accumulated
	Cost Basis of	Landfill Airspace
	Landfill Assets	Amortization	Landfill Assets
December 31, 2016	$14,276	$(8,340)	$5,936
Capital additions	498	—	498
Asset retirement obligations incurred and capitalized	100	—	100
Acquisitions	84	—	84
Amortization of landfill airspace	—	(497)	(497)
Foreign currency translation	71	(25)	46
Asset retirements and other adjustments	(125)	74	(51)
December 31, 2017	$14,904	$(8,788)	$6,116

As of December 31, 2017, we estimate that we will spend approximately $400 million in 2018, and approximately $1 billion in 2019 and 2020 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

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

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2017 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2016	$1,576	$246
Obligations incurred and capitalized	69	—
Obligations settled	(105)	(21)
Interest accretion	92	4
Revisions in estimates and interest rate assumptions (a) (b)	33	23
Acquisitions, divestitures and other adjustments	10	(1)
December 31, 2017	$1,675	$251

(a)

The amount reported for our landfill liabilities includes (i) a net increase of $19 million related to our year-end annual review of landfill final capping, closure and post-closure obligations and (ii) an increase of $12 million primarily for enhancements of our gas and leachate collection systems at certain closed landfills.

(b)

Our environmental remediation liabilities include $11 million of charges to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 10 to the Consolidated Financial Statements.

Landfill Operating Costs — The following table summarizes our landfill operating costs for the years ended December 31 (in millions):

	2017	2016	2015
Interest accretion on landfill liabilities	$92	$91	$89
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	3	—	1
Leachate and methane collection and treatment (a)	143	176	96
Landfill remediation costs	14	15	5
Other landfill site costs	76	70	64
Total landfill operating costs	$328	$352	$255

(a)

Leachate management costs have increased in 2017 and 2016 as compared to 2015 because, in certain parts of the country, we are transporting leachate further in order to reach treatment facilities, the third-party fees charged for treatment of waste water have increased and the volume of leachate being disposed has increased.

Amortization of Landfill Airspace — Amortization of landfill airspace, which is included as a component of depreciation and amortization expenses, includes the following:

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

The following table presents our landfill airspace amortization expense on a per-ton basis for the years ended December 31:

	2017	2016	2015
Amortization of landfill airspace (in millions)	$497	$428	$409
Tons received, net of redirected waste (in millions)	112	104	97
Average landfill airspace amortization expense per ton	$4.44	$4.10	$4.21

Different per-ton amortization rates are applied at each of our 249 landfills, and per-ton amortization rates vary significantly from one landfill to another due to (i) inconsistencies that often exist in construction costs and provincial, state and local regulatory requirements for landfill development and landfill final capping, closure and post-closure activities and (ii) differences in the cost basis of landfills that we develop versus those that we acquire. Accordingly, our landfill airspace amortization expense measured on a per-ton basis can fluctuate due to changes in the mix of volumes we receive across the Company each year.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. In addition to our working capital needs for the general and administrative costs of our ongoing operations, we have cash requirements for: (i) the construction and expansion of our landfills; (ii) additions to and maintenance of our trucking fleet and landfill equipment; (iii) construction, refurbishments and improvements at our MRFs; (iv) the container and equipment needs of our operations; (v) final capping, closure and post-closure activities at our landfills; (vi) the repayment of debt, payment of interest and discharging of other obligations and (vii) capital expenditures, acquisitions and investments in assets that support our strategy of continuous improvement through efficiency and innovation. We also are committed to providing our shareholders with a return on their investment through dividend payments and our common stock repurchase program.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of December 31 (in millions):

	2017	2016
Cash and cash equivalents	$22	$32
Restricted trust and escrow accounts:
Insurance reserves	$203	$—
Final capping, closure, post-closure and environmental remediation funds	101	95
Other	15	10
Total restricted trust and escrow accounts	$319	$105
Debt:
Current portion	$739	$417
Long-term portion	8,752	8,893
Total debt	$9,491	$9,310

We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities, when appropriate. The components of our borrowings as of December 31, 2017 are described in Note 7 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2016 to December 31, 2017 were primarily attributable to (i) net debt borrowings of $172 million and (ii) the impacts of other non-cash changes in our debt balances due to debt issuance costs, discounts, premiums, foreign currency translation and terminated interest rate derivatives.

As of December 31, 2017, the current portion of our long-term debt balance of $739 million includes (i) $515 million of short-term borrowings under our commercial paper program and (ii) $224 million of other debt with scheduled maturities within the next 12 months, including $167 million of tax-exempt bonds.

We have $831 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and an additional $328 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to refinance these bonds on a long-term basis as supported by the forecasted available capacity under our $2.25 billion revolving credit facility. Accordingly, we have classified these borrowings as long-term in our Consolidated Balance Sheet as of December 31, 2017.

We have credit facilities in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit, categorized by type of facility as of December 31 (in millions):

	2017	2016
$2.25 billion revolving credit facility (a)	$642	$789
Other letter of credit facilities (b)	507	492
	$1,149	$1,281

(a)

As of December 31, 2017, we had no outstanding borrowings under our $2.25 billion revolving credit facility maturing July 2020. We had $642 million of letters of credit issued and $515 million of outstanding borrowings under our commercial paper program, both supported by this facility, leaving an unused and available credit capacity of $1,093 million as of December 31, 2017.

(b)	As of December 31, 2017, we had utilized $507 million of other letter of credit facilities, which are both committed and uncommitted, with terms extending through December 2018.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31 (in millions):

	2017	2016	2015
Net cash provided by operating activities (a)	$3,180	$3,006	$2,528
Net cash used in investing activities	$(1,379)	$(1,932)	$(1,608)
Net cash used in financing activities (a)	$(1,811)	$(1,081)	$(2,185)

(a)	Prior year information has been revised to reflect the adoption of ASU 2016‑09 and conform to our current year presentation. See Note 2 to the Consolidated Financial Statements for further discussion.

Net Cash Provided by Operating Activities — The most significant items affecting the comparison of our operating cash flows in 2017 as compared with 2016 are summarized below:

•

Increase in Earnings — Our income from operations, excluding depreciation and amortization, and asset impairments and unusual items, increased by $287 million in 2017, principally driven by higher earnings from our Traditional Solid Waste and recycling businesses.

•	Increase in Income Tax Payments — Cash paid for income taxes was $120 million higher in 2017, largely driven by higher earnings and timing of income tax payments.
•

Cross-Currency Swaps — During 2016, we terminated our cross-currency swaps associated with the anticipated cash flows of intercompany loans between WM Holdings and its wholly-owned Canadian subsidiaries, as discussed further in Note 7 to the Consolidated Financial Statements. In connection with the termination, we received cash proceeds of $67 million, which were classified as a change in other current assets and other assets.

•

Increase in Annual Incentive Plan Cash Payments — Payments for our annual incentive plans are typically made in the first quarter of the year based on prior year performance. Our net cash flow from operating activities was unfavorably impacted by $41 million due to higher annual incentive plan cash payments made in 2017.

•

Changes in Assets and Liabilities, Net of Effects of Acquisitions and Divestitures — Our net cash provided by operating activities was favorably impacted by changes in assets and liabilities, exclusive of the items noted above.

The most significant items affecting the comparison of our operating cash flows in 2016 as compared with 2015 are summarized below:

•

Increase in Earnings — Our income from operations, excluding depreciation and amortization, and asset impairments and unusual items, increased by $337 million, principally driven by higher earnings from our Traditional Solid Waste and recycling businesses. Our 2015 results included $51 million of charges for the withdrawal from certain underfunded Multiemployer Pension Plans.

•	Cross-Currency Swaps — During 2016, we terminated our cross-currency swaps and received cash proceeds of $67 million, which were classified as a change in other current assets and other assets.
•

Decrease in Annual Incentive Plan Cash Payments — Our net cash provided by operating activities was favorably impacted by $46 million as the annual incentive cash payments made in 2016 were lower than the cash payments made in 2015.

•	Multiemployer Pension Plan Settlements — In 2015, we paid approximately $60 million for the withdrawal from certain underfunded Multiemployer Pension Plans.
•	Increase in Income Tax Payments — Cash paid for income taxes was $23 million higher largely driven by higher earnings in 2016.
•

Changes in Assets and Liabilities, Net of Effects of Acquisitions and Divestitures — Our net cash provided by operating activities was favorably impacted by changes in assets and liabilities, exclusive of the items noted above.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

•

Capital Expenditures — We used $1,509 million, $1,339 million and $1,233 million for capital expenditures in 2017, 2016 and 2015, respectively. The Company continues to maintain a disciplined focus on capital management and fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business, the timing of replacement of aging assets and investment in assets that support our strategy of continuous improvement through efficiency and innovation.

•

Net Receipts from Restricted Funds — Net cash received in 2017 from our restricted trust and escrow accounts of $243 million primarily relates to $172 million of cash received from tax-exempt bond trust funds and $75 million for reimbursement of insurance claims from a wholly-owned insurance captive. The tax-exempt bond trust funds received during 2017 relate to two issuances, for which the cash proceeds from the issuances are recognized as an investing cash inflow as qualifying capital expenditures are reimbursed from the trust fund. These activities were treated as a non-cash financing activity when borrowed. See Notes 3 and 7 to the Consolidated Financial Statements for additional information related to these restricted trust and escrow accounts.

Net cash received in 2015 from our restricted trust and escrow accounts of $51 million relates to our replacement of funded trust and escrow accounts with alternative forms of financial assurance.
•

Acquisitions — Our spending on acquisitions was $200 million, $611 million and $554 million in 2017, 2016 and 2015, respectively. Our 2017 acquisitions related to our Solid Waste business. In 2016, $525 million of our spending on acquisitions was for certain operations and business assets of SWS. The remainder of our 2016 acquisition spending primarily related to our Solid Waste business. In 2015, $400 million of our spending on acquisitions was for the collection and disposal operations of Deffenbaugh. The remainder of our 2015 acquisition spending primarily related to our Solid Waste business. See Note 17 to the Consolidated Financial Statements for additional information related to our acquisitions. We continue to focus on accretive acquisitions and growth opportunities that will enhance and expand our existing service offerings.

•

Proceeds from Divestitures — Proceeds from divestitures of businesses and other assets (net of cash divested) were $99 million in 2017, $43 million in 2016 and $145 million in 2015. In 2017, 2016 and 2015, $62 million, $2 million and $79 million of these divestitures, respectively, were made as part of our continuous focus on improving or divesting certain non-strategic or underperforming operations, with the remaining amounts generally related to the sale of fixed assets.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•

Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt (excluding our commercial paper program discussed below) for the years ended December 31 (in millions):

	2017	2016	2015
Borrowings:
$2.25 billion revolving credit facility	$25	$1,889	$100
Canadian term loan and revolving credit facility	9	347	11
Senior notes	745	496	1,781
Tax-exempt bonds	124	143	262
Other debt	124	182	183
	$1,027	$3,057	$2,337
Repayments:
$2.25 billion revolving credit facility	$(728)	$(1,483)	$(80)
Canadian term loan and revolving credit facility	(146)	(193)	(130)
Senior notes	(590)	(510)	(1,970)
Tax-exempt bonds	(251)	(289)	(341)
Other debt	(192)	(207)	(243)
	$(1,907)	$(2,682)	$(2,764)
Net cash borrowings (repayments)	$(880)	$375	$(427)

During 2017, we had $452 million of non-cash financing activities due to the initial funding of a wholly-owned insurance captive and tax-exempt bond borrowings. During 2016 and 2015, we did not have any significant non-cash investing and financing activities. Non-cash investing and financing activities are generally excluded from the Consolidated Statements of Cash Flows.

Refer to Note 7 to the Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Commercial Paper Program — During 2017, we had net cash borrowings of $513 million (net of the related discount on issuance) under our commercial paper program. Refer to Note 7 to the Consolidated Financial Statements for additional information related to our commercial paper program.

•	Common Stock Repurchase Program — For the periods presented, all share repurchases have been made in accordance with financial plans approved by our Board of Directors.

We paid $750 million, $725 million and $600 million for common stock repurchases during 2017, 2016 and 2015, respectively. See Note 13 to the Consolidated Financial Statements for additional information.

We announced in December 2017 that the Board of Directors has authorized up to $1.25 billion in future share repurchases. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

•	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors.

We paid aggregate cash dividends of $750 million, $726 million and $695 million during 2017, 2016 and 2015, respectively. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.385 in 2015 to $0.41 in 2016 and to $0.425 in 2017 and has been offset, in part, by a reduction in our common stock outstanding as a result of our common stock repurchase program.

In December 2017, we announced that our Board of Directors expects to increase the quarterly dividend from $0.425 to $0.465 per share for dividends declared in 2018. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board of Directors may deem relevant.

•

Proceeds from the Exercise of Common Stock Options — The exercise of common stock options generated financing cash inflows of $95 million, $63 million and $77 million during 2017, 2016 and 2015, respectively. The year-over-year changes are generally due to the number of stock options exercised and the exercise price of those options.

•

Premiums Paid on Early Extinguishment of Debt — Premiums paid on early extinguishment of debt were $8 million, $2 million and $555 million in 2017, 2016 and 2015, respectively. The amount for 2015 was primarily related to (i) make-whole premiums paid on certain senior notes that the Company decided to redeem in advance of their scheduled maturities and (ii) premiums paid to tender certain high-coupon senior notes. See Note 7 to the Consolidated Financial Statements for further discussion of these transactions.

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Recorded Obligations:
Expected environmental liabilities: (a)
Final capping, closure and post-closure	$128	$178	$177	$125	$103	$2,549	$3,260
Environmental remediation	28	23	66	36	11	87	251
	156	201	243	161	114	2,636	3,511
Debt payments (b) (c) (d)	737	302	754	549	592	6,667	9,601
Unrecorded Obligations: (e)
Interest on debt (f)	327	320	303	276	261	2,203	3,690
Non-cancelable operating lease obligations	101	83	72	54	31	248	589
Estimated unconditional purchase obligations (g)	143	113	95	87	20	325	783
Anticipated liquidity impact as of December 31, 2017	$1,464	$1,019	$1,467	$1,127	$1,018	$12,079	$18,174

(a)

Environmental liabilities include final capping, closure, post-closure and environmental remediation costs recorded in our Consolidated Balance Sheet as of December 31, 2017, without the impact of discounting and inflation. Our recorded environmental liabilities for final capping, closure and post-closure will increase as we continue to place additional tons within the permitted airspace at our landfills.

(b)	These amounts represent the scheduled principal payments related to our long-term debt, excluding interest.
(c)

Our debt obligations as of December 31, 2017 include $831 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months. If the remarketings of our bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowings for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2017, refer to Note 7 to the Consolidated Financial Statements.

(d)

Our recorded debt obligations include non-cash adjustments associated with debt issuance costs, discounts, premiums and fair value adjustments attributable to terminated interest rate derivatives. These amounts have been excluded as they will not impact our liquidity in future periods.

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

(f)

Interest on our fixed-rate debt was calculated based on contractual rates and interest on our variable-rate debt was calculated based on interest rates as of December 31, 2017. For debt balances outstanding under our commercial paper program, we have reflected limited interest amounts due to the short-term nature of the borrowings. For debt balances outstanding under our Canadian term loan, we have reflected interest based on the current outstanding principal assuming the amount remains unchanged through maturity. As of December 31, 2017, we had $61 million of accrued interest related to our debt obligations.

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

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 18 to the Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 10 to the Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2017, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

New Accounting Standards Pending Adoption

Income Taxes — In October 2016, the FASB issued ASU 2016‑16 associated with the timing of recognition of income taxes for intra-entity transfers of assets other than inventory. The amended guidance requires the recognition of income taxes when the transfer of the asset occurs, which replaces current GAAP that defers the recognition of income taxes until the transferred asset is sold to a third party or otherwise recovered through use. The amended guidance is effective for the Company on January 1, 2018 and will not have a material impact on our consolidated financial statements.

Statement of Cash Flows — In August 2016, the FASB issued ASU 2016‑15 associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016‑18 associated with the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of both amendments was to reduce existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018 and, upon adoption, the principal change for the Company will be in the presentation of restricted cash and cash equivalents in the statement of cash flows, which will include substantially all of the restricted trust and escrow accounts reflected on our Consolidated Balance Sheets.

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

Leases — In February 2016, the FASB issued ASU 2016‑02 associated with lease accounting. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. The disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019. We are assessing the provisions of this amended guidance and we have (i) formed an implementation work team; (ii) performed training for the various organizations that will be most affected by the new standard and (iii) acquired a software solution to manage and account for leases under the new standard. We are evaluating the impact of this amended guidance on our consolidated financial statements.

Financial Instruments — In January 2016, the FASB issued ASU 2016‑01 associated with the recognition and measurement of financial assets and liabilities. The amended guidance will require certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). The amended guidance is effective for the Company on January 1, 2018 and will not have a material impact on our consolidated financial statements.

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

Based on our work to date, we believe we have identified all material contract types and costs that may be impacted by this amended guidance. We currently do not expect the amended guidance to have a material impact on operating revenues. However, upon adoption of the amended guidance, certain sales incentives will be capitalized and amortized to selling, general and administrative expenses over the expected life of the customer relationship. Under current guidance, sales incentives are expensed as earned to selling, general and administrative expenses. Additionally, the amended guidance resulted in a change in who we identify as a customer for certain arrangements. We anticipate payments to these customers will be a reduction in operating revenues. Under current guidance, these payments are recorded as operating expenses.

Inflation

While inflationary increases in costs can affect our income from operations margins, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, as of December 31, 2017, approximately 35% of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. From time to time, we use derivatives to manage some portion of these risks. The Company had no derivatives outstanding as of December 31, 2017.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities. As of December 31, 2017, we had $9.5 billion of long-term debt, excluding the impacts of accounting for debt issuance costs, discounts, premiums and fair value adjustments attributable to terminated interest rate derivatives. We have $1.8 billion of debt that is exposed to changes in market interest rates within the next 12 months comprised of (i) $831 million of tax-exempt bonds with term interest rate periods scheduled to expire within the next 12 months; (ii) $515 million of outstanding borrowings under our commercial paper program; (iii) $328 million of tax-exempt bonds that are subject to repricing on either a daily or weekly basis through a remarketing process and (iv) $113 million of outstanding borrowings under our Canadian term loan. We currently estimate that a 100‑basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2018 interest expense by $15 million.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our fixed-rate tax-exempt bonds, through the end of a term interest rate period that exceeds 12 months. The fair value of our fixed-rate debt obligations can increase or decrease significantly if market interest rates change.

We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments. This analysis is inherently limited because it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, 100‑basis point increase in interest rates across all maturities attributable to these instruments would have decreased the fair value of our debt by approximately $635 million as of December 31, 2017.

We are also exposed to interest rate market risk from our cash and cash equivalent balances, as well as assets held in restricted trust funds and escrow accounts. These assets are generally invested in high quality, liquid instruments including money market funds that invest in U.S. government obligations with original maturities of three months or less. We also invest a portion of our restricted trust and escrow account balances in fixed-income securities, including U.S. Treasury securities, U.S. agency securities, municipal securities and mortgage- and asset-backed securities. We believe that our exposure to changes in fair value of these assets due to interest rate fluctuations is insignificant as the fair value generally approximates our cost basis.

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

Currency Rate Exposure — We have operations in Canada as well as certain support functions in India. Where significant, we have quantified and described the impact of foreign currency translation on components of income, including operating revenue and operating expenses. However, the impact of foreign currency has not materially affected our results of operations.

Item 8. Financial Statements and Supplementary Data.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Waste Management, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company, and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

5
/s/ ERNST & YOUNG LLP
Houston, Texas February 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas February 15, 2018

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$22	$32
Accounts receivable, net of allowance for doubtful accounts of $21 and $24, respectively	1,805	1,700
Other receivables	569	432
Parts and supplies	96	90
Other assets	132	122
Total current assets	2,624	2,376
Property and equipment, net of accumulated depreciation and amortization of $17,704 and $17,152, respectively	11,559	10,950
Goodwill	6,247	6,215
Other intangible assets, net	547	591
Restricted trust and escrow accounts	319	105
Investments in unconsolidated entities	269	320
Other assets	264	302
Total assets	$21,829	$20,859
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,040	$799
Accrued liabilities	980	1,085
Deferred revenues	503	493
Current portion of long-term debt	739	417
Total current liabilities	3,262	2,794
Long-term debt, less current portion	8,752	8,893
Deferred income taxes	1,248	1,482
Landfill and environmental remediation liabilities	1,770	1,675
Other liabilities	755	695
Total liabilities	15,787	15,539
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,933	4,850
Retained earnings	8,588	7,388
Accumulated other comprehensive income (loss)	8	(80)
Treasury stock at cost, 196,963,558 and 190,966,584 shares, respectively	(7,516)	(6,867)
Total Waste Management, Inc. stockholders’ equity	6,019	5,297
Noncontrolling interests	23	23
Total equity	6,042	5,320
Total liabilities and equity	$21,829	$20,859

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Years Ended December 31,
	2017	2016	2015
Operating revenues	$14,485	$13,609	$12,961
Costs and expenses:
Operating	9,021	8,486	8,231
Selling, general and administrative	1,468	1,410	1,343
Depreciation and amortization	1,376	1,301	1,245
Restructuring	—	4	15
(Income) expense from divestitures, asset impairments and unusual items, net	(16)	112	82
	11,849	11,313	10,916
Income from operations	2,636	2,296	2,045
Other income (expense):
Interest expense, net	(363)	(376)	(385)
Loss on early extinguishment of debt	(6)	(4)	(555)
Equity in net losses of unconsolidated entities	(68)	(44)	(38)
Other, net	(8)	(50)	(7)
	(445)	(474)	(985)
Income before income taxes	2,191	1,822	1,060
Income tax expense	242	642	308
Consolidated net income	1,949	1,180	752
Less: Net income (loss) attributable to noncontrolling interests	—	(2)	(1)
Net income attributable to Waste Management, Inc.	$1,949	$1,182	$753
Basic earnings per common share	$4.44	$2.66	$1.66
Diluted earnings per common share	$4.41	$2.65	$1.65
Cash dividends declared per common share	$1.70	$1.64	$1.54

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Years Ended December 31,
	2017	2016	2015
Consolidated net income	$1,949	$1,180	$752
Other comprehensive income (loss), net of tax:
Derivative instruments, net	7	12	9
Available-for-sale securities, net	2	5	(2)
Foreign currency translation adjustments	76	28	(159)
Post-retirement benefit obligation, net	3	2	2
Other comprehensive income (loss), net of tax	88	47	(150)
Comprehensive income	2,037	1,227	602
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(2)	(1)
Comprehensive income attributable to Waste Management, Inc.	$2,037	$1,229	$603

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Consolidated net income	$1,949	$1,180	$752
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,376	1,301	1,245
Deferred income tax expense (benefit)	(251)	73	30
Interest accretion on landfill liabilities	92	91	89
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	3	—	1
Provision for bad debts	43	42	36
Equity-based compensation expense	101	90	72
Net gain on disposal of assets	(20)	(24)	(18)
Expense from divestitures, asset impairments and other, net	43	110	87
Equity in net losses of unconsolidated entities, net of dividends	39	44	42
Loss on early extinguishment of debt	6	4	555
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(271)	(78)	(178)
Other current assets	(20)	(12)	16
Other assets	4	78	(7)
Accounts payable and accrued liabilities	126	192	(97)
Deferred revenues and other liabilities	(40)	(85)	(97)
Net cash provided by operating activities	3,180	3,006	2,528
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(200)	(611)	(554)
Capital expenditures	(1,509)	(1,339)	(1,233)
Proceeds from divestitures of businesses and other assets (net of cash divested)	99	43	145
Net receipts from restricted trust and escrow accounts	243	—	51
Other, net	(12)	(25)	(17)
Net cash used in investing activities	(1,379)	(1,932)	(1,608)
Cash flows from financing activities:
New borrowings	1,027	3,057	2,337
Debt repayments	(1,907)	(2,682)	(2,764)
Net commercial paper borrowings	513	—	—
Premiums paid on early extinguishment of debt	(8)	(2)	(555)
Common stock repurchase program	(750)	(725)	(600)
Cash dividends	(750)	(726)	(695)
Exercise of common stock options	95	63	77
Tax payments associated with equity-based compensation transactions	(47)	(30)	(15)
Other, net	16	(36)	30
Net cash used in financing activities	(1,811)	(1,081)	(2,185)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)
Decrease in cash and cash equivalents	(10)	(7)	(1,268)
Cash and cash equivalents at beginning of year	32	39	1,307
Cash and cash equivalents at end of year	$22	$32	$39

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Balance, December 31, 2014	$5,889	630,282	$6	$4,585	$6,888	$23	(171,745)	$(5,636)	$23
Consolidated net income	752	—	—	—	753	—	—	—	(1)
Other comprehensive income (loss), net of tax	(150)	—	—	—	—	(150)	—	—	—
Cash dividends	(695)	—	—	—	(695)	—	—	—	—
Equity-based compensation transactions, net of tax	171	—	—	62	(7)	—	3,457	116	—
Common stock repurchase program	(600)	—	—	180	—	—	(14,823)	(780)	—
Other, net	—	—	—	—	—	—	6	—	—
Balance, December 31, 2015	$5,367	630,282	$6	$4,827	$6,939	$(127)	(183,105)	$(6,300)	$22
Consolidated net income	1,180	—	—	—	1,182	—	—	—	(2)
Other comprehensive income (loss), net of tax	47	—	—	—	—	47	—	—	—
Cash dividends	(726)	—	—	—	(726)	—	—	—	—
Equity-based compensation transactions, net of tax	186	—	—	69	(7)	—	3,556	124	—
Common stock repurchase program	(725)	—	—	(45)	—	—	(11,241)	(680)	—
Other, net	(9)	—	—	(1)	—	—	(177)	(11)	3
Balance, December 31, 2016	$5,320	630,282	$6	$4,850	$7,388	$(80)	(190,967)	$(6,867)	$23
Consolidated net income	1,949	—	—	—	1,949	—	—	—	—
Other comprehensive income (loss), net of tax	88	—	—	—	—	88	—	—	—
Cash dividends	(750)	—	—	—	(750)	—	—	—	—
Equity-based compensation transactions, net	185	—	—	38	1	—	4,064	146	—
Common stock repurchase program	(750)	—	—	45	—	—	(10,058)	(795)	—
Other, net	—	—	—	—	—	—	(3)	—	—
Balance, December 31, 2017	$6,042	630,282	$6	$4,933	$8,588	$8	(196,964)	$(7,516)	$23

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016 and 2015

1.    Business

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; its wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management, Inc. or its subsidiaries are the primary beneficiaries as described in Note 18. Waste Management, Inc. is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the United States (“U.S.”).

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our segments is included in Note 19.

2.    Adoption of New Accounting Standards and Reclassifications

Adoption of New Accounting Standards

Equity-Based Compensation — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑09 associated with equity-based compensation as part of its simplification initiative to reduce the cost and complexity of compliance with U.S. Generally Accepted Accounting Principles (“GAAP”), while maintaining or improving the usefulness of the information provided. This amended guidance was effective for the Company on January 1, 2017 and required the following changes to the presentation of our financial statements:

•

Excess tax benefits or deficiencies for share-based payments are now recorded as a discrete item in the period shares vest or stock options are exercised as an adjustment to income tax expense or benefit rather than additional paid-in capital. This change was applied prospectively as of January 1, 2017. The Company did not have any excess tax benefits that were not previously recognized as of January 1, 2017. See Note 8 for discussion of the current year impact;

•

As of January 1, 2017, the calculation of diluted weighted average shares outstanding was changed prospectively to no longer include excess tax benefits as assumed proceeds. This change did not have a material impact on our current year diluted earnings per share;

•

Cash flows related to excess tax benefits or deficiencies are included in net cash provided by operating activities rather than as a financing activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and a corresponding increase to net cash used in financing activities of $28 million and $15 million for the years ended December 31, 2016 and 2015, respectively;

•

Cash paid to taxing authorities when withholding shares from an employee’s vesting or exercise of equity-based compensation awards for tax-withholding purposes is now considered a repurchase of the Company’s equity instruments and is classified as net cash used in financing activities rather than as an operating activity. The Company adopted this change retrospectively, which resulted in an increase to net cash provided by operating

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities and a corresponding increase to net cash used in financing activities of $18 million and $15 million for the years ended December 31, 2016 and 2015, respectively; and
•	The Company elected to continue to estimate forfeitures rather than account for forfeitures as they occur.

Goodwill Impairment Testing — In January 2017, the FASB issued ASU 2017‑04 which simplifies the goodwill impairment test by eliminating Step 2 of the quantitative assessment and should reduce the cost and complexity of evaluating goodwill for impairment. Under the amended guidance, when a quantitative assessment is required, an entity will perform a goodwill impairment test by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge will be measured as the amount by which the carrying amount exceeds the reporting unit’s estimated fair value, not to exceed the total amount of recorded goodwill. This amended guidance, effective for the Company on January 1, 2020, permits early adoption. The Company’s early adoption on January 1, 2017 did not have a material impact on our consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our restricted trust and escrow accounts, and accounts receivable. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve. As of December 31, 2017 and 2016, no single customer represented greater than 5% of total accounts receivable.

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

Other receivables, as of December 31, 2017 and 2016, include receivables related to income tax payments in excess of our current income tax obligations of $504 million and $352 million, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We develop our estimates of these obligations using input from our operations personnel, engineers and accountants. Our estimates are based on our interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Absent quoted market prices, the estimate of fair value is based on the best available information, including the results of present value techniques. In many cases, we contract with third parties to fulfill our obligations for final capping, closure and post-closure. We use historical experience, professional engineering judgment and quoted or actual prices paid for similar work to determine the fair value of these obligations. We are required to recognize these obligations at market prices whether we plan to contract with third parties or perform the work ourselves. In those instances where we perform the work with internal resources, the incremental profit margin realized is recognized as a component of operating income when the work is completed.

Once we have determined final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2017, 2016 and 2015, we inflated these costs in current dollars to the expected time of payment using an inflation rate of 2.5%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations as of December 31, 2017 was approximately 5.75%.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace amortization expense.

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in operating expenses within our Consolidated Statements of Operations.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 15 landfill sites with expansions included as of December 31, 2017, three landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace. One landfill required approval by our Chief Financial Officer because of community or political opposition that

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could impede the expansion process.  The remaining two landfills required approval because the permit application process did not meet the one- or five-year requirements.

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

Environmental Remediation Liabilities

A significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection. The nature of our operations, particularly with respect to the construction, operation and maintenance of our landfills, subjects us to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by our operations, or for damage caused by conditions that existed before we acquired a site. In addition to remediation activity required by state or local authorities, such liabilities include potentially responsible party (“PRP”) investigations. The costs associated with these liabilities can include settlements, certain legal and consultant fees, as well as incremental internal and external costs directly associated with site investigation and clean up.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $145 million higher than the $251 million recorded in the Consolidated Balance Sheet as of December 31, 2017. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are fixed or reliably determinable, we inflate the cost in current dollars (by 2.5% as of December 31, 2017 and 2016) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would materially impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities and recovery assets for the years ended December 31 (in millions) and the risk-free discount rate applied as of December 31:

	2017	2016	2015
Decrease in operating expenses	$—	$(2)	$(2)
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	2.5%	2.5%	2.25%

The portion of our recorded environmental remediation liabilities that were not subject to inflation or discounting, as the amounts and timing of payments are not fixed or reliably determinable, was $103 million and $90 million as of December 31, 2017 and 2016, respectively. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have remained the same as of December 31, 2017 and 2016.

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

Operating Leases (Excluding Landfill Leases Discussed Below) — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2017 are disclosed in Note 10.

Capital Leases (Excluding Landfill Leases Discussed Below) — Assets under capital leases are capitalized using interest rates determined at the inception of each lease and are amortized over either the useful life of the asset or the lease term, as appropriate, on a straight-line basis. The present value of the related lease payments is recorded as a debt obligation. Our future minimum annual capital lease payments are included in our future debt obligations as disclosed in Note 7.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the landfill asset, which is amortized on a units-of-consumption basis over the shorter of the lease term or the life of the landfill.

Acquisitions

We generally recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities, based on fair value estimates as of the date of acquisition.

Contingent Consideration — In certain acquisitions, we agree to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as targeted revenue levels, targeted disposal volumes or the issuance of permits for expanded landfill airspace. We have recognized liabilities for these contingent obligations based on their estimated fair value as of the date of acquisition with any differences between the acquisition-date fair value and the ultimate settlement of the obligations being recognized as an adjustment to income from operations.

Acquired Assets and Assumed Liabilities — Assets and liabilities arising from contingencies such as pre-acquisition environmental matters and litigation are recognized at their acquisition-date fair value when their respective fair values can be determined. If the fair values of such contingencies cannot be determined, they are recognized as of the acquisition date if the contingencies are probable and an amount can be reasonably estimated.

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

Long-Lived Asset Impairments

We assess our long-lived assets for impairment as required under the applicable accounting standards. If necessary, impairments are recorded in (income) expense from divestitures, asset impairments and unusual items, net in our Consolidated Statement of Operations.

Property and Equipment, Including Landfills and Definite-Lived Intangible Assets — We monitor the carrying value of our long-lived assets for potential impairment on an ongoing basis and test the recoverability of such assets generally using significant unobservable (“Level 3”) inputs whenever events or changes in circumstances indicate that their carrying

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts may not be recoverable. These events or changes in circumstances, including management decisions pertaining to such assets, are referred to as impairment indicators. If an impairment indicator occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether an impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value and the difference is recorded in the period that the impairment indicator occurs. Fair value is generally determined by considering (i) internally developed discounted projected cash flow analysis of the asset or asset group; (ii) actual third-party valuations and/or (iii) information available regarding the current market for similar assets. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized, which could impact our ability to accurately assess whether an asset has been impaired.

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

Indefinite-Lived Intangible Assets, Including Goodwill — At least annually, and more frequently if warranted, we assess the indefinite-lived intangible assets including the goodwill of our reporting units for impairment using Level 3 inputs.

We assess whether an impairment exists using a quantitative assessment. Our quantitative assessment identifies potential impairments by comparing the estimated fair value of a reporting unit to its carrying amount, including goodwill. An impairment charge is recognized if the asset’s estimated fair value is less than its carrying amount. Fair value is typically estimated using an income approach. However, when appropriate, we may also use a market approach. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported earnings. We then apply that multiple to the reporting units’ earnings to estimate their fair values. We believe that this approach may also be appropriate in certain circumstances because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

Refer to Note 11 for information related to impairments recognized during the reported periods.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insured and Self-Insured Claims

We have retained a significant portion of the risks related to our health and welfare, general liability, automobile liability and workers’ compensation claims programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data. The gross estimated liability associated with settling unpaid claims is included in accrued liabilities in our Consolidated Balance Sheets if expected to be settled within one year; otherwise, it is included in long-term other liabilities. Estimated insurance recoveries related to recorded liabilities are reflected as current other receivables or long-term other assets in our Consolidated Balance Sheets when we believe that the receipt of such amounts is probable.

In December 2017, we elected to use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. We continue to maintain conventional insurance policies with third-party insurers. In addition to certain business and operating benefits of having a wholly-owned insurance captive, we expect to receive certain cash flow benefits related to the timing of tax deductions related to these claims. WM will pay an annual premium to the insurance captive, typically in the first quarter of the year comprised of equal parts cash and an intercompany note, for the estimated losses based on the external actuarial analysis. These premiums are held in a restricted escrow account to be used solely for paying insurance claims, resulting in a transfer of risk from WM to the insurance captive.

Restricted Trust and Escrow Accounts

Our restricted trust and escrow accounts consist principally of funds deposited for purposes of funding insurance claims and settling landfill final capping, closure, post-closure and environmental remediation obligations. In December 2017, we elected to use a wholly-owned insurance captive to insure the deductibles for certain claims programs, as discussed above in Insured and Self-Insured Claims, and the premiums paid were directly deposited into a restricted escrow account to be used solely for paying insurance claims. At several of our landfills, we provide financial assurance by depositing cash into restricted trust or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Balances maintained in these restricted trust and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds; (iv) acquisitions or divestitures and (v) changes in the fair value of the financial instruments held in the restricted trust or escrow accounts.

See Note 18 for additional discussion related to restricted trust and escrow accounts for final capping, closure, post-closure or environmental remediation obligations.

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

	2017	2016
Equity method investments	$127	$173
Cost method investments	142	147
Investments in unconsolidated entities	$269	$320

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We monitor and assess the carrying value of our investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. Fair value is generally based on (i) other third-party investors’ recent transactions in the securities; (ii) other information available regarding the current market for similar assets and/or (iii) a market or income approach, as deemed appropriate. Impairments of equity and cost method investments are recorded in equity in net losses of unconsolidated entities and other, net, respectively, in the Consolidated Statements of Operations.

Foreign Currency

We have operations in Canada, as well as certain support functions in India. Local currencies generally are considered the functional currencies of our operations and investments outside the U.S. The assets and liabilities of our foreign operations are translated to U.S. dollars using the exchange rate as of the balance sheet date. Revenues and expenses are translated to U.S. dollars using the average exchange rate during the period. The resulting translation difference is reflected as a component of other comprehensive income (loss).

Cross-Currency Swaps

From time to time, we will use derivative financial instruments to manage our risk associated with fluctuations in foreign currency exchange rates. Through March 2016, we used cross-currency swaps to hedge our exposure to fluctuations in exchange rates for anticipated intercompany cash transactions between Waste Management Holdings, Inc., a wholly-owned subsidiary (“WM Holdings”), and its Canadian subsidiaries.

Our cross-currency swaps had been designated as cash flow hedges for accounting purposes, which resulted in the unrealized changes in the fair value of the derivative instruments being recorded in accumulated other comprehensive income (loss) within our Consolidated Balance Sheets. The associated balance in accumulated other comprehensive income (loss) was reclassified to earnings as the hedged cash flows affected earnings. The financial statement impacts of our cross-currency swaps are discussed in Note 7.

Revenue Recognition

Our revenues are generated from the fees we charge for waste collection, transfer, disposal, and recycling and resource recovery services; from the sale of recycling commodities; from the sale of electricity and landfill gas, which are byproducts of our landfill operations and from the sale of oil and gas. The fees charged for our services are generally defined in our service agreements and vary based on contract-specific terms such as frequency of service, weight, volume and the general market factors influencing a region’s rates. The fees we charge for our services generally include our environmental fee, fuel surcharge and regulatory recovery fee, which are intended to pass through to customers increased direct and indirect costs incurred. We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, or recycling commodities are delivered.

We bill for certain services prior to performance. Such services include, among others, certain residential contracts that are billed on a quarterly basis and equipment rentals. These advance billings are included in deferred revenues and recognized as revenue in the period service is provided.

Capitalized Interest

We capitalize interest on certain projects under development, including landfill expansion projects, certain assets under construction, including operating landfills and landfill gas-to-energy projects and internal-use software. During

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2017, 2016 and 2015, total interest costs were $383 million, $394 million and $407 million, respectively, of which $15 million, $9 million and $16 million was capitalized in 2017, 2016 and 2015, respectively.

Income Taxes

The Company is subject to income tax in the U.S. and Canada. Current tax obligations associated with our income tax expense are reflected in the accompanying Consolidated Balance Sheets as a component of accrued liabilities and our deferred tax obligations are reflected in deferred income taxes.

Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. Deferred income tax expense represents the change during the reporting period in the deferred tax assets and liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carry-forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We establish reserves for uncertain tax positions when, despite our belief that our tax return positions are fully supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our income tax expense.

Should interest and penalties be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of our income tax expense in our Consolidated Statements of Operations.

See Note 8 for discussion of the impacts of enactment of the Tax Cuts and Jobs Act which was signed into law on December 22, 2017 and is generally effective for tax years beginning January 1, 2018.

Contingent Liabilities

We estimate the amount of potential exposure we may have with respect to claims, assessments and litigation in accordance with authoritative guidance on accounting for contingencies. We are party to pending or threatened legal proceedings covering a wide range of matters in various jurisdictions. It is difficult to predict the outcome of litigation, as it is subject to many uncertainties. Additionally, it is not always possible for management to make a meaningful estimate of the potential loss or range of loss associated with such contingencies. See Note 10 for discussion of our commitments and contingencies.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information for the years ended December 31 (in millions):

	2017	2016	2015
Interest, net of capitalized interest	$380	$375	$384
Income taxes	562	442	419

During 2017, we had $452 million of non-cash financing activities due to the initial funding of a wholly-owned insurance captive and tax-exempt bond borrowings. During 2016 and 2015, we did not have any significant non-cash investing and financing activities. Non-cash investing and financing activities are generally excluded from the Consolidated Statements of Cash Flows.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs as of December 31 are presented in the table below (in millions):

	2017			2016
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$128	$28	$156	$119	$28	$147
Long-term	1,547	223	1,770	1,457	218	1,675
	$1,675	$251	$1,926	$1,576	$246	$1,822

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2017 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2016	$1,576	$246
Obligations incurred and capitalized	69	—
Obligations settled	(105)	(21)
Interest accretion	92	4
Revisions in estimates and interest rate assumptions (a) (b)	33	23
Acquisitions, divestitures and other adjustments	10	(1)
December 31, 2017	$1,675	$251

(a)

The amount reported for our landfill liabilities includes (i) a net increase of $19 million related to our year-end annual review of landfill final capping, closure and post-closure obligations and (ii) an increase of $12 million primarily for enhancements to our gas and leachate collection systems at certain closed landfills.

(b)

Our environmental remediation liabilities include $11 million of charges to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 10.

Our recorded liabilities as of December 31, 2017 include the impacts of inflating certain of these costs based on our expectations of the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities, as measured in current dollars, are $28 million in 2018, $23 million in 2019, $66 million in 2020, $36 million in 2021, $11 million in 2022 and $87 million thereafter.

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Notes 16 and 18 for additional information related to these trusts.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Property and Equipment

Property and equipment as of December 31 consisted of the following (in millions):

	2017	2016
Land	$624	$608
Landfills	14,904	14,276
Vehicles	4,750	4,433
Machinery and equipment	2,824	2,639
Containers	2,571	2,469
Buildings and improvements	2,846	2,667
Furniture, fixtures and office equipment	744	1,010
	29,263	28,102
Less: Accumulated depreciation of tangible property and equipment	(8,916)	(8,812)
Less: Accumulated amortization of landfill airspace	(8,788)	(8,340)
Property and equipment, net	$11,559	$10,950

Depreciation and amortization expense, including amortization expense for assets recorded as capital leases, consisted of the following for the years ended December 31 (in millions):

	2017	2016	2015
Depreciation of tangible property and equipment	$783	$773	$760
Amortization of landfill airspace	497	428	409
Depreciation and amortization expense	$1,280	$1,201	$1,169

6.    Goodwill and Other Intangible Assets

Goodwill was $6,247 million and $6,215 million as of December 31, 2017 and 2016, respectively. The $32 million increase in goodwill during 2017 is primarily related to acquisitions, as well as translation adjustments related to our Canadian operations partially offset by impairment charges.

As discussed more fully in Note 3, we perform our annual impairment test of goodwill balances for our reporting units using a measurement date of October 1. We will also perform interim tests if an impairment indicator exists. As a result of our annual impairment tests, we recorded goodwill impairment charges during the fourth quarter of 2017 of $32 million for a reporting unit in our Energy and Environmental Services (“EES”) organization and $2 million for our LampTracker® reporting unit, as their carrying values including goodwill exceeded estimated fair values. Fair values were estimated using an income approach based on long-term projected discounted future cash flows of the reporting units.

See Notes 11, 17 and 19 for additional information related to goodwill.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our other intangible assets consisted of the following as of December 31 (in millions):

	Customer	Covenants	Licenses,
	and Supplier	Not-to-	Permits
	Relationships	Compete	and Other	Total
2017
Intangible assets	$880	$48	$124	$1,052
Less: Accumulated amortization	(422)	(21)	(62)	(505)
	$458	$27	$62	$547
2016
Intangible assets	$835	$59	$123	$1,017
Less: Accumulated amortization	(342)	(31)	(53)	(426)
	$493	$28	$70	$591

Amortization expense for other intangible assets was $96 million, $100 million and $76 million for 2017, 2016 and 2015, respectively. As of December 31, 2017, we had $18 million of licenses, permits and other intangible assets that are not subject to amortization because they do not have stated expirations or have routine, administrative renewal processes. Additional information related to other intangible assets acquired through business combinations is included in Note 17. As of December 31, 2017, we expect annual amortization expense related to other intangible assets to be $94 million in 2018, $83 million in 2019, $74 million in 2020, $62 million in 2021 and $49 million in 2022.

7.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31:

	2017	2016
$2.25 billion revolving credit facility, maturing July 2020 (weighted average interest rate of 1.9% as of December 31, 2016)	$—	$426
Commercial paper program (weighted average interest rate of 1.9% as of December 31, 2017)	515	—
Canadian term loan and revolving credit facility, maturing March 2019 (weighted average effective interest rate of 2.5% as of December 31, 2017 and 2.1% as of December 31, 2016)	113	239
Senior notes, maturing through 2045, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 4.3% as of December 31, 2017 and 4.6% as of December 31, 2016)	6,184	6,033
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 1.2% to 5.7% (weighted average interest rate of 2.0% as of December 31, 2017 and 1.8% as of December 31, 2016)	2,352	2,304
Capital leases and other, maturing through 2055, interest rates up to 12%	327	308
	9,491	9,310
Current portion of long-term debt	739	417
	$8,752	$8,893

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Classification

As of December 31, 2017, the current portion of our long-term debt balance of $739 million includes (i) $515 million of short-term borrowings under our commercial paper program and (ii) $224 million of other debt with scheduled maturities within the next 12 months, including $167 million of tax-exempt bonds.

We have $831 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and an additional $328 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to refinance these bonds on a long-term basis as supported by the forecasted available capacity under our long-term U.S. revolving credit facility (“$2.25 billion revolving credit facility”). Accordingly, we have classified these borrowings as long-term in our Consolidated Balance Sheet as of December 31, 2017.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$2.25 Billion Revolving Credit Facility — Our $2.25 billion revolving credit facility maturing in July 2020 provides us with credit capacity to be used for either cash borrowings or to support letters of credit or commercial paper. The rates we pay for outstanding loans are generally based on LIBOR plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR ranges from 0.805% to 1.3%. As of December 31, 2017, we had no outstanding borrowings under this facility. We had $642 million of letters of credit issued and $515 million of outstanding borrowings under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $1,093 million as of December 31, 2017.

Commercial Paper Program — We have a $1.5 billion commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $2.25 billion revolving credit facility. As of December 31, 2017, we had $515 million of outstanding borrowings under our commercial paper program.

Canadian Term Loan and Revolving Credit Facility — We have a Canadian credit agreement (which includes a term loan and revolving credit facility) that matures in March 2019. Waste Management of Canada Corporation and WM Quebec Inc., indirect wholly-owned subsidiaries of WM, are borrowers under this agreement. This agreement provides the Company (i) C$50 million of revolving credit capacity, which can be used for borrowings or letters of credit, and (ii) C$460 million of non-revolving term credit that is prepayable without penalty and principal amounts repaid may not be reborrowed. The rates we pay for outstanding loans under the Canadian credit agreement are generally based on the applicable LIBOR plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR ranges from 0.875% to 1.5%. As of December 31, 2017 and 2016, we had C$142 million, or $113 million, and C$321 million, or $239 million, respectively, of outstanding borrowings under our Canadian term loan. As of December 31, 2017 and 2016, we had no borrowings or letters of credit outstanding under the Canadian revolving credit facility.

Other Letter of Credit Facilities — As of December 31, 2017 and 2016, we had utilized $507 million and $492 million, respectively, of other letter of credit facilities, which are both committed and uncommitted, with terms extending through December 2018.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Borrowings and Repayments

$2.25 Billion Revolving Credit Facility — During the year ended December 31, 2017, we had net repayments of $703 million under our $2.25 billion revolving credit facility, including a $277 million repayment of an initial borrowing of $277 million used to fund the insurance premiums for a wholly-owned insurance captive. These borrowings were directly deposited into a restricted escrow account to be used solely for paying insurance claims. Accordingly, the restricted funds provided by these financing activities have not been included in new borrowings in our Consolidated Statement of Cash Flows.

Commercial Paper Program — During the year ended December 31, 2017, we had net cash borrowings of $513 million (net of the related discount on issuance) for general corporate purposes.

Canadian Term Loan — During the year ended December 31, 2017, we repaid C$179 million, or $137 million, of net advances under our Canadian term loan with available cash. The remaining change in the carrying value of outstanding borrowings under our Canadian term loan is due to foreign currency translation.

Senior Notes — In November 2017, we issued $750 million of 3.15% senior notes that mature in November 2027. We utilized the net proceeds of $745 million to repay $590 million of 6.1% senior notes ahead of their scheduled maturity date of March 2018, with the remaining net proceeds used for general corporate purposes. The $6 million loss on early extinguishment of debt reflected in our Consolidated Statement of Operations for the year ended December 31, 2017 relates to this early repayment.

Tax-Exempt Bonds — During the year ended December 31, 2017, we repaid $127 million of our tax-exempt bonds with available cash at their scheduled maturities. In December 2017, we elected to refund and reissue $124 million of tax-exempt bonds in order to reduce the interest costs associated with this debt.

We issued $175 million of tax-exempt bonds in 2017. The proceeds from the issuance of these bonds were deposited directly into a trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill and solid waste disposal facility construction and development. Accordingly, the restricted funds provided by these financing activities have not been included in new borrowings in our Consolidated Statement of Cash Flows.

Capital Leases and Other — During the year ended December 31, 2017, we had $87 million in new capital leases to support new business opportunities, partially offset by net cash repayments of $68 million of other debt.

Scheduled Debt Payments

Principal payments of our debt and capital leases for the next five years and thereafter, based on scheduled maturities are as follows: $737 million in 2018, $302 million in 2019, $754 million in 2020, $549 million in 2021, $592 million in 2022 and $6,667 million thereafter. Our recorded debt and capital lease obligations include non-cash adjustments associated with debt issuance costs, discounts, premiums and fair value adjustments attributable to terminated interest rate derivatives, which have been excluded from these amounts because they will not result in cash payments.

Cross-Currency Swaps

In March 2016, our Canadian subsidiaries repaid C$370 million of intercompany debt to WM Holdings with proceeds from our Canadian term loan. Concurrent with the repayment of the intercompany debt, we terminated the related cross-currency swaps and received $67 million in cash. The cash received from our termination of these swaps was classified as a change in other current assets and other assets within net cash provided by operating activities in the Consolidated

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Cash Flows. In addition, we recognized $8 million of expense associated with the termination of these swaps in 2016, which was included in other, net in the Consolidated Statement of Operations.

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

Our credit facilities and senior notes also contain certain restrictions intended to monitor our level of subsidiary indebtedness, types of investments and net worth. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2017 and 2016, we were in compliance with the covenants and restrictions under all of our debt agreements that may have a material effect on our Consolidated Financial Statements.

8.    Income Taxes

Income Tax Expense

Our income tax expense consisted of the following for the years ended December 31 (in millions):

	2017	2016	2015
Current:
Federal	$400	$443	$192
State	56	88	50
Foreign	37	38	36
	493	569	278
Deferred:
Federal	(316)	57	43
State	62	17	(17)
Foreign	3	(1)	4
	(251)	73	30
Income tax expense	$242	$642	$308

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate for the years ended December 31 as follows:

	2017	2016	2015
Income tax expense at U.S. federal statutory rate	35.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	3.25	3.31	3.20
Impacts of enactment of tax reform	(24.14)	—	—
Federal tax credits	(2.31)	(3.08)	(5.49)
Tax impact of equity-based compensation transactions	(1.45)	—	—
Tax impact of impairments	0.66	0.80	0.23
Taxing authority audit settlements and other tax adjustments	0.03	(0.53)	(2.67)
Tax rate differential on foreign income	(0.55)	(0.63)	(0.99)
Other	0.55	0.36	(0.17)
Effective income tax rate	11.04%	35.23%	29.11%

The comparability of our income tax expense for the reported periods has been primarily affected by (i) variations in our income before income taxes; (ii) impacts of enactment of tax reform; (iii) federal tax credits; (iv) excess tax benefits associated with equity-based compensation transactions; (v) the tax implications of impairments; (vi) the realization of state net operating losses and credits; (vii) adjustments to our accruals and related deferred taxes and (viii) tax audit settlements.

For financial reporting purposes, income before income taxes by source for the years ended December 31 was as follows (in millions):

	2017	2016	2015
Domestic	$2,040	$1,681	$922
Foreign	151	141	138
Income before income taxes	$2,191	$1,822	$1,060

Impacts of Enactment of Tax Reform – The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017 and is generally effective for tax years beginning January 1, 2018. The most significant impacts of the Act to the Company include a decrease in the federal corporate income tax rate from 35% to 21% and a one-time, mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings. For the year ended December 31, 2017, we had an income tax benefit of $529 million consisting of a net tax benefit of $595 million for the re-measurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, partially offset by income tax expense of $66 million for the one-time, mandatory transition tax. The Company will elect to pay the federal portion of the transition tax liability over a period of eight years beginning in 2018.

Shortly after the Act was enacted, The Securities and Exchange Commission (“SEC”) issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and directing taxpayers to consider the impact of the Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. In accordance with SAB 118, the Company has recognized the provisional tax impacts, outlined above, related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation. Although the Company does not believe there will be any material adjustments in subsequent reporting periods, the ultimate impact may differ from the provisional amounts, due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made and actions the Company may take as a result of the Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

While the Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) tax and the base erosion and anti-abuse tax (“BEAT”). Although the Company does not expect that it will be subject to any material incremental U.S. tax on GILTI income beginning in 2018, we have elected to account for any potential GILTI tax in the period in which it is incurred, and therefore have not provided any deferred income tax impacts of GILTI in our consolidated financial statements for the year ended December 31, 2017. In addition, the Company does not expect it will be subject to the minimum tax pursuant to the BEAT provisions.

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

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Consolidated Statements of Operations. During the years ended December 31, 2017, 2016 and 2015, we recognized $30 million, $31 million and $30 million of net losses and a reduction in our income tax expense of $51 million, $55 million and $57 million, respectively, primarily because of tax credits realized from these investments. Interest expense associated with our investment in low-income housing properties was not material for the periods presented. See Note 18 for additional information related to these unconsolidated variable interest entities.

Other Federal Tax Credits — During 2017, 2016 and 2015, we recognized federal tax credits in addition to the tax credits realized from our investments in low-income housing properties and the refined coal facility, resulting in a reduction in our income tax expense of $13 million, $14 million and $15 million, respectively.

Equity-Based Compensation — During the year ended December 31, 2017, we recognized a reduction in our income tax expense of $37 million for excess tax benefits related to the vesting or exercise of equity-based compensation awards. See Note 2 for discussion of our adoption of ASU 2016‑09.

Tax Implications of Impairments — Portions of the impairment charges recognized during the reported periods are not deductible for tax purposes. Had the charges been fully deductible, our income tax expense would have been reduced by $15 million, $15 million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 11 for more information related to our impairment charges.

State Net Operating Losses and Credits — During 2017, 2016 and 2015, we recognized state net operating losses and credits resulting in a reduction in our income tax expense of $12 million, $10 million and $17 million, respectively.

Adjustments to Accruals and Related Deferred Taxes — Adjustments to our accruals and related deferred taxes due to the filing of our income tax returns and changes in state laws resulted in a reduction of $5 million, $10 million and $18 million in our income tax expense for the years ended December 31, 2017, 2016 and 2015, respectively.

Tax Audit Settlements — We file income tax returns in the U.S. and Canada, as well as various state and local jurisdictions. We are currently under audit by the IRS and various state and local taxing authorities. Our audits are in various stages of completion. During the reported years, we closed various tax audits and the settlements resulted in a

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction in our income tax expense of $2 million, $11 million and $10 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. We are currently in the examination phase of IRS audits for the 2014 through 2018 tax years and expect these audits to be completed within the next 27 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2009, with the exception of affirmative claims in a limited number of jurisdictions that date back to 2000.

Unremitted Earnings in Foreign Subsidiaries — No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time, mandatory transition tax, or any additional outside basis difference, as these amounts continue to be indefinitely reinvested in foreign operations. We are still in the process of analyzing the impact of the Act on our indefinite reinvestment assertion.

Deferred Tax Assets (Liabilities)

The components of net deferred tax liabilities as of December 31 are as follows (in millions):

	2017	2016
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$259	$285
Landfill and environmental remediation liabilities	121	116
Miscellaneous and other reserves, net	96	355
Subtotal	476	756
Valuation allowance	(264)	(292)
Deferred tax liabilities:
Property and equipment	(595)	(728)
Goodwill and other intangibles	(865)	(1,218)
Net deferred tax liabilities	$(1,248)	$(1,482)

The valuation allowance decreased by $28 million in 2017 primarily due to the impacts of enactment of tax reform, specifically the re-measurement of our deferred income tax assets and liabilities, partially offset by non-benefitted foreign tax credit carry-forwards resulting from the deemed repatriation of previously tax-deferred and unremitted foreign earnings.

As of December 31, 2017, we had $2 million of federal net operating loss carry-forwards and $1.8 billion of state net operating loss carry-forwards. The federal and state net operating loss carry-forwards have expiration dates through the year 2037. We also had $442 million of federal capital loss carry-forwards with expiration dates through 2021, $39 million of foreign tax credit carry-forwards that expire in 2027 and $21 million of state tax credit carry-forwards.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest, is as follows (in millions):

	2017	2016	2015
Balance as of January 1	$82	$71	$42
Additions based on tax positions related to the current year	19	19	18
Additions based on tax positions of prior years	11	4	21
Accrued interest	4	2	2
Reductions for tax positions of prior years	—	(7)	(1)
Settlements	(1)	—	(3)
Lapse of statute of limitations	(6)	(7)	(8)
Balance as of December 31	$109	$82	$71

These liabilities are included as a component of long-term other liabilities in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2017, we have $94 million of net unrecognized tax benefits that, if recognized in future periods, would impact our effective tax rate.

We recognize interest expense related to unrecognized tax benefits in our income tax expense. During the years ended December 31, 2017, 2016 and 2015, we recognized $4 million, $2 million and $2 million, respectively, of such interest expense as a component of our income tax expense. We had $7 million and $5 million of accrued interest expense in our Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively. We did not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the reported periods.

9.    Employee Benefit Plans

Defined Contribution Plans — Waste Management sponsors a 401(k) retirement savings plan that covers employees, except those working subject to collective bargaining agreements that do not provide for coverage under the plan. U.S. employees who are not subject to such collective bargaining agreements are generally eligible to participate in the plan following a 90-day waiting period after hire and may contribute as much as 50% of their eligible annual compensation and 80% of their annual incentive plan bonus, subject to annual contribution limitations established by the IRS. Under the retirement savings plan, for non-union employees, we match 100% of employee contributions on the first 3% of their eligible annual compensation and 50% of employee contributions on the next 3% of their eligible annual compensation, resulting in a maximum match of 4.5% of eligible annual compensation. Both employee and Company contributions are in cash and vest immediately. Certain U.S. employees who are subject to collective bargaining agreements may participate in the 401(k) retirement savings plan under terms specified in their collective bargaining agreement. Certain employees outside the U.S., including those in Canada, participate in defined contribution plans maintained by the Company in compliance with laws of the appropriate jurisdiction. Charges to operating and selling, general and administrative expenses for our defined contribution plans totaled $70 million, $64 million and $61 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Defined Benefit Plans (other than multiemployer defined benefit pension plans discussed below) — WM Holdings sponsors a defined benefit plan for certain employees who are subject to collective bargaining agreements that provide for participation in this plan. Further, certain of our Canadian subsidiaries sponsor defined benefit plans which have previously been frozen to new participants. As of December 31, 2017, the combined benefit obligation of these pension plans was $126 million, and the plans had $120 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $6 million. As of December 31, 2016, the combined benefit obligation of these pension plans was

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$114 million, and the plans had $103 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $11 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible retirees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retirees as of December 31, 1998. The unfunded benefit obligation for these plans was $23 million and $26 million as of December 31, 2017 and 2016, respectively.

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans were $29 million and $37 million as of December 31, 2017 and 2016, respectively, and are included as components of accrued liabilities and long-term other liabilities in our Consolidated Balance Sheets.

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

								Expiration Date
		Pension Protection Act			Company			of Collective
	EIN/Pension Plan	Reported Status(a)		FIP/RP	Contributions(d)			Bargaining
Pension Fund	Number	2017	2016	Status(b)(c)	2017	2016	2015	Agreement(s)
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical and Declining	Critical and Declining	Implemented	$1	$1	$1	6/30/2018
Distributors Association Warehousemen’s Pension Trust	EIN: 94-0294755; Plan Number: 002	Critical as of 5/31/2016	Critical as of 5/31/2015	Implemented	1	1	1	4/7/2018
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	EIN: 36-6513567; Plan Number: 001	Not Endangered or Critical as of 9/30/2016	Not Endangered or Critical as of 9/30/2015	Implemented	7	7	7	Various dates through 10/31/2019
Suburban Teamsters of Northern Illinois Pension Plan	EIN: 36-6155778; Plan Number: 001	Endangered	Endangered	Implemented	3	3	2	Various dates through 9/30/2022
Teamsters Local 301 Pension Plan	EIN: 36-6492992; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	1	2	1	9/30/2018
Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	27	25	24	Various dates through 9/30/2022
Western Pennsylvania Teamsters and Employers Pension Plan	EIN: 25-6029946; Plan Number: 001	Critical (f)	Critical	Implemented	1	1	1	(f)
					$41	$40	$37
Contributions to other Multiemployer Pension Plans					6	7	6
Total contributions to Multiemployer Pension Plans (e)					$47	$47	$43

(a)

Unless otherwise noted in the table above, the most recent Pension Protection Act zone status available in 2017 and 2016 is for the plan’s year-end as of December 31, 2016 and 2015, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

endangered are generally less than 80% funded. Under the Multiemployer Pension Reform Act of 2014, a plan is generally in critical and declining status if it (i) is certified to be in critical status pursuant to the Pension Protection Act of 2006 and (ii) is projected to be insolvent within the next 15 years or, in certain circumstances, 20 years.

As of the date the financial statements were issued, Forms 5500 were not available for the plan years ended in 2017.

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

(d)The Company was listed in the Form 5500 of the Multiemployer Pension Plans considered to be individually significant as providing more than 5% of the total contributions for each of the following plans and plan years:

Year Contributions to Plan
Exceeded 5% of Total Contributions
(as of Plan's Year End)
Distributors Association Warehousemen’s Pension Trust	5/31/2016 and 5/31/2015
Local 731 Private Scavengers and Garage Attendants Pension Trust Fund	9/30/2016 and 9/30/2015
Suburban Teamsters of Northern Illinois Pension Plan	12/31/2016 and 12/31/2015
Teamsters Local 301 Pension Plan	12/31/2016 and 12/31/2015

(e)Total contributions to Multiemployer Pension Plans excludes contributions related to withdrawal liabilities discussed below.

(f)The Company had a complete withdrawal from this plan during 2017 and correspondingly accrued a liability of $11 million relating to such withdrawal. In January 2018, the Company received a withdrawal liability assessment from the fund and is in the process of finalizing its obligation amount and payment schedule.

The Company was subsequently notified that the Western Pennsylvania Teamsters and Employers Pension Plan is now in Critical and Declining status.

Our portion of the projected benefit obligation, plan assets and unfunded liability for the Multiemployer Pension Plans is not material to our financial position. However, the failure of participating employers to remain solvent could affect our portion of the plans’ unfunded liability. Specific benefit levels provided by union pension plans are not negotiated with or known by the employer contributors.

In connection with our ongoing renegotiations of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. Further, business events, such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations, which result in the decline of Company contributions to a Multiemployer Pension Plan could trigger a partial or complete withdrawal. In the event of a withdrawal, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. In 2017 and 2015, we recognized aggregate charges of $12 million and $51 million, respectively, to operating expenses for the withdrawal of certain bargaining units from Multiemployer Pension Plans. In 2016, we did not recognize any charges for the withdrawal from Multiemployer Pension Plans. Refer to Note 10 for additional information related to our obligations to Multiemployer Pension Plans for which we have withdrawn or partially withdrawn.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multiemployer Plan Benefits Other Than Pensions — During the years ended December 31, 2017, 2016 and 2015, the Company made contributions of $42 million, $40 million and $33 million, respectively, to multiemployer health and welfare plans that also provide other post-retirement employee benefits. Funding of benefit payments for plan participants are made at negotiated rates in the respective collective bargaining agreements as costs are incurred.

10.   Commitments and Contingencies

Financial Instruments — We have obtained letters of credit, surety bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill final capping, closure and post-closure requirements, environmental remediation and other obligations. Letters of credit generally are supported by our $2.25 billion revolving credit facility and other credit facilities established for that purpose. These facilities are discussed further in Note 7. Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) a wholly-owned insurance captive, the sole business of which is to issue surety bonds and/or insurance policies on our behalf.

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

Insurance — We carry insurance coverage for protection of our assets and operations from certain risks including general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. Our exposure could increase if our insurers are unable to meet their commitments on a timely basis.

We have retained a significant portion of the risks related to our general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured portions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation or internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from such valuations and estimates. In December 2017, we elected to use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. As of December 31, 2017, both our commercial General Liability Insurance Policy and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2017, our automobile liability insurance program included a per-incident deductible of up to $10 million. Our receivable balance

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with insurance claims was $153 million and $171 million as of December 31, 2017 and 2016, respectively. The changes to our insurance reserves for the years ended December 31 are summarized below (in millions):

	2017(a)	2016
Balance as of January 1	$588	$643
Self-insurance expense	142	71
Cash paid	(148)	(126)
Balance as of December 31	$582	$588
Current portion as of December 31	$107	$133
Long-term portion as of December 31	$475	$455

(a)	Based on current estimates, we anticipate that most of our insurance reserves will be settled in cash over the next six years.

We previously chose to maintain a Directors’ and Officers’ Liability Insurance policy that covered only individual executive liability, often referred to as “Broad Form Side A."  During 2017, due to attractive pricing, we converted to a traditional full coverage policy, and subject to the terms of that policy, the Company is now insured for money it advances for defense costs or pays as indemnity to the insured directors and officers in excess of applicable deductibles.

We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Operating Leases — Operating lease expense was $134 million, $125 million and $140 million during 2017, 2016 and 2015, respectively. Minimum contractual payments due for our operating lease obligations are $101 million in 2018, $83 million in 2019, $72 million in 2020, $54 million in 2021, $31 million in 2022 and $248 million thereafter. Our minimum contractual payments for lease agreements during future periods is less than current year operating lease expense primarily due to the effect of short-term leases.

Other Commitments

•

Disposal — We have several agreements expiring at various dates through 2052 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities. Following the 2014 divestiture of our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants, we entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments with certain market price resets through 2021. We generally fulfill our minimum contractual obligations by disposing of volumes collected in the ordinary course of business at these disposal facilities.

•

Waste Paper — We are party to waste paper purchase agreements expiring at various dates through 2019 that require us to purchase a minimum number of tons of waste paper. The cost per ton we pay is based on market prices.

•

Royalties — We have various arrangements that require us to make royalty payments to third parties including prior land owners, lessors or host communities where our operations are located. Our obligations generally are based on per ton rates for waste actually received at our transfer stations or landfills. Royalty agreements that are non-cancelable and require fixed or minimum payments are included in our capital leases and other debt obligations in our Consolidated Balance Sheets as disclosed in Note 7.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our unconditional purchase obligations are generally established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. As of December 31, 2017, our estimated minimum obligations for the above-described purchase obligations, which are not recognized in our Consolidated Balance Sheets, were $143 million in 2018, $113 million in 2019, $95 million in 2020, $87 million in 2021, $20 million in 2022 and $325 million thereafter. We may also establish unconditional purchase obligations in conjunction with acquisitions or divestitures. Our actual future minimum obligations under these outstanding purchase agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2017. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•

As of December 31, 2017, WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness, including its senior notes, $2.25 billion revolving credit facility and certain letter of credit facilities, which mature through 2045. WM has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 21 for further discussion.

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

•

Before the divestiture of our Wheelabrator business in 2014, WM had guaranteed certain operational and financial performance obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. When possible, Wheelabrator seeks to have the applicable third-party beneficiaries release WM from these guarantees, but until such efforts are successful, or the underlying financial commitments are restructured, WM has agreed to retain the guarantees and, in exchange, receive a credit support fee or other financial assurances guaranteed by a third-party financial institution to protect WM in the event of non-compliance by Wheelabrator. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements. As of December 31, 2017, WM’s maximum future payments under these guarantees were $96 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. We have recorded the fair value of the operational and financial performance guarantees, some of which could extend through 2038 if not terminated, in our Consolidated Balance Sheets. The estimated fair value of WM’s potential obligation associated with guarantees of Wheelabrator’s obligations (net of credit support fee or indemnification asset) decreased from $11 million as of December 31, 2016 to $2 million as of December 31, 2017 primarily due to the release of certain performance guarantees by third-party beneficiaries. We currently do not expect the financial impact of such operational and financial performance guarantees to materially exceed the recorded fair value.

•

Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to or near certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2017, we have agreements guaranteeing certain market value losses for approximately 800 homeowners’ properties adjacent to or near 20 of our landfills. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

As of December 31, 2017, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the sites at which we have been identified as a PRP, our liability is well defined as a consequence of a governmental decision and an agreement among liable parties as to the share each will pay for implementing that remedy. At other sites, where no remedy has been selected or the liable parties have been unable to agree on an appropriate allocation, our future costs are uncertain.

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, has been named as a PRP. MIMC operated the waste pits from 1965 to 1966. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. During 2016, MIMC’s environmental remediation liability reserves were increased by $44 million to record its estimated potential share of the EPA’s proposed remedy and related costs and MIMC filed comments, detailing its disagreement with the proposed remedy. MIMC remains in disagreement with the remedy set forth in the ROD, and continues to recommend a solution that better protects the environment and public health. Due to the increased estimated cost of the remedy set forth in the ROD, MIMC’s environmental remediation liability reserves have been further increased by $11 million during 2017 to record its estimated potential share and related costs. MIMC’s ultimate liability could be materially different from current estimates. Allocation of responsibility among the PRPs for the proposed remedy has not been established, and MIMC will continue to engage the EPA regarding the remediation plan selected in the ROD. As of December 31, 2017 and 2016, our recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs was $55 million and $46 million, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation — As a large company with operations across the U.S. and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions that have been filed against us, and that may be filed against us in the future, include personal injury, property damage, commercial, customer, and employment-related claims, including purported state and national class action lawsuits related to: alleged environmental contamination, including releases of hazardous material and odors; sales and marketing practices, customer service agreements and prices and fees; and federal and state wage and hour and other laws. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions are in various procedural stages, and some are covered in part by insurance. We currently do not believe that the eventual outcome of any such actions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Multiemployer Defined Benefit Pension Plans — About 20% of our workforce is covered by collective bargaining agreements with various local unions across the U.S. and Canada. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of Multiemployer Pension Plans for the covered employees. Refer to Note 9 for additional information about our participation in Multiemployer Pension Plans considered individually significant. In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these Multiemployer Pension Plans. A complete or partial withdrawal from a Multiemployer Pension Plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. Any other circumstance resulting in a decline in Company contributions to a Multiemployer Pension Plan through a reduction in the labor force, whether through attrition over time or through a business event (such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations) may also trigger a complete or partial withdrawal from one or more of these pension plans.

In 2017, we recognized $12 million of charges to operating expenses for the withdrawal from certain underfunded Multiemployer Pension Plans. In 2015, we recognized a $51 million charge in operating expenses for the withdrawal from certain underfunded Multiemployer Pension Plans, nearly all of which was associated with our withdrawals from the Central States, Southeast and Southwest Areas Pension Plan and the Teamsters Employers Local 945 Pension Fund. In 2016, we did not recognize any charges for the withdrawal from Multiemployer Pension Plans.

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

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. See Note 8 for additional discussion regarding tax matters.

11.  Asset Impairments and Unusual Items

(Income) Expense from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (income) expense from divestitures, asset impairments and unusual items, net for the years ended December 31 (in millions):

	2017	2016	2015
(Income) expense from divestitures	$(38)	$9	$(7)
Asset impairments	41	59	89
Other	(19)	44	—
	$(16)	$112	$82

During the year ended December 31, 2017, we recognized net income of $16 million, primarily related to (i) gains of $31 million from the sale of certain oil and gas producing properties and (ii) a $30 million reduction in post-closing, performance-based contingent consideration obligations associated with an acquired business in our EES organization. These gains were partially offset by (i) $34 million of goodwill impairment charges primarily related to our EES organization; (ii) $11 million of charges to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 10 and (iii) $7 million of charges to write down certain renewable energy assets.

During the year ended December 31, 2016, we recognized net charges of $112 million, primarily related to (i) $44 million of charges to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 10; (ii) a $43 million charge to impair a landfill in Western Pennsylvania due to a loss of expected volumes; (iii) $12 million of goodwill impairment charges primarily related to our LampTracker® reporting unit and (iv) an $8 million loss on the sale of a majority-owned organics company.

During the year ended December 31, 2015, we recognized net charges of $82 million, primarily related to (i) $66 million of charges to impair certain oil and gas producing properties as a result of declines in oil and gas prices; (ii) $18 million of charges to write down or divest certain assets in our recycling operations and (iii) a $5 million impairment of a landfill in our Western Canada Area due to revised post-closure cost estimates. Partially offsetting these charges was $7 million of net gains from divestitures, including a $6 million gain on the sale of an oil and gas producing property in 2015.

See Note 3 for additional information related to the accounting policy and analysis involved in identifying and calculating impairments; and see Note 19 for additional information related to the impact of impairments on the results of operations of our reportable segments.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in Net Losses of Unconsolidated Entities

During the year ended December 31, 2017, we recognized $29 million of impairment charges to write down equity method investments in waste diversion technology companies to their estimated fair values.

Other, Net

During the years ended December 31, 2017, 2016 and 2015, we recognized impairment charges of $11 million, $42 million and $5 million, respectively, related to other-than-temporary declines in the value of minority-owned investments in waste diversion technology companies. We wrote down our investments to their estimated fair values which was primarily determined using an income approach based on estimated future cash flow projections and, to a lesser extent, third-party investors’ recent transactions in these securities.

12.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2014	$(61)	$10	$84	$(10)	$23
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $20, $(1), $0 and $1, respectively	30	(2)	(164)	2	(134)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $(14), $0, $0 and $0, respectively	(21)	—	5	—	(16)
Net current period other comprehensive income (loss)	9	(2)	(159)	2	(150)
Balance, December 31, 2015	$(52)	$8	$(75)	$(8)	$(127)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(4), $3, $0 and $0, respectively	(7)	5	26	—	24
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $12, $0, $0 and $1, respectively	19	—	2	2	23
Net current period other comprehensive income (loss)	12	5	28	2	47
Balance, December 31, 2016	$(40)	$13	$(47)	$(6)	$(80)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $2, $0 and $1, respectively	—	3	76	3	82
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $5, $(1), $0 and $0, respectively	7	(1)	—	—	6
Net current period other comprehensive income (loss)	7	2	76	3	88
Balance, December 31, 2017	$(33)	$15	$29	$(3)	$8

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There have been no derivatives outstanding subsequent to March 31, 2016. The amounts of other comprehensive income (loss) before reclassifications associated with the effective portion of derivatives designated as cash flow hedges for the years ended December 31 are as follows (in millions):

	2016	2015
Foreign currency derivatives	$(11)	$50
Tax (expense) benefit	4	(20)
Net of tax (expense) benefit	$(7)	$30

The significant amounts reclassified out of each component of accumulated other comprehensive income (loss) associated with our previously terminated cash flow hedges for the years ended December 31 are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

				Statement of
	2017	2016	2015	Operations Classification
Forward-starting interest rate swaps	$(11)	$(10)	$(12)	Interest expense, net
Treasury rate locks	(1)	(1)	(4)	Interest expense, net
Foreign currency derivatives	—	(20)	51	Other, net
	(12)	(31)	35	Total before tax
	5	12	(14)	Tax (expense) benefit
Total reclassifications for the period	$(7)	$(19)	$21	Net of tax

13.  Capital Stock, Dividends and Common Stock Repurchase Program

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2017, we had 433.3 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Dividends

Our quarterly dividends have been declared by our Board of Directors. Cash dividends declared and paid were $750 million in 2017, or $1.70 per common share, $726 million in 2016, or $1.64 per common share, and $695 million in 2015, or $1.54 per common share.

In December 2017, we announced that our Board of Directors expects to increase the quarterly dividend from $0.425 to $0.465 per share for dividends declared in 2018. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans and other factors the Board of Directors may deem relevant.

Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. Share repurchases during the reported periods were completed through accelerated share repurchase (“ASR”) agreements. The terms of these agreements required that we deliver cash at the beginning of each ASR repurchase period.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2017(a)	2016(b)	2015(c)
Shares repurchased (in thousands)	10,058	11,241	14,823
Weighted average price per share	$77.67	$60.49	$49.83
Total repurchases (in millions)	$750	$725	$600

(a)

During 2017, we executed and completed two ASR agreements to repurchase $750 million of our common stock. Our “Shares repurchased” includes the 0.4 million shares related to the ASR agreement executed in November 2016, discussed further below.

(b)

During 2016, we executed four ASR agreements to repurchase $725 million of our common stock. The ASR agreement entered into in November 2016 was for the repurchase of $225 million of our common stock and was completed in February 2017. We received a total of 3.2 million shares based on a final weighted average price per share during the repurchase period of $69.43.

(c)

During 2015, we executed and completed two ASR agreements to repurchase $600 million of our common stock. Our “Shares repurchased” also includes 2.8 million shares related to ASR agreements that were executed in 2014.

We account for ASR agreements as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASR agreement and (ii) as a forward contract indexed to our own common stock for the undelivered shares. The initial delivery of shares is included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to our own stock meet the criteria for equity classification, and these amounts are initially recorded in additional paid-in capital and reclassified to treasury stock upon completion of the ASR agreement.

We announced in December 2017 that the Board of Directors has authorized up to $1.25 billion in future share repurchases. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans.

14.  Equity-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, enrolled employees purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to have up to 10% of their base pay deducted during the offering period. The total number of shares issued under the plan for the offering periods in 2017, 2016 and 2015 was approximately 594,000, 647,000 and 786,000, respectively. Including the impact of the January 2018 issuance of shares associated with the July to December 2017 offering period, 1.9 million shares remain available for issuance under the plan.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for our ESPP increased annual compensation expense by $7 million, or $4 million net of tax expense, for 2017 and 2016 and $6 million, or $4 million net of tax expense, for 2015.

Employee Stock Incentive Plans

In May 2014, our stockholders approved our 2014 Stock Incentive Plan (the “2014 Plan”) to replace our 2009 Stock Incentive Plan (the “2009 Plan”). The 2014 Plan authorized 23.8 million shares of our common stock for issuance pursuant to the 2014 Plan, plus the approximately 1.1 million shares that then remained available for issuance under the 2009 Plan, and any shares subject to outstanding awards under the 2009 Plan that are subsequently cancelled, forfeited, terminate, expire or lapse. As of December 31, 2017, approximately 21.4 million shares were available for future grants under the 2014 Plan. All of our equity-based compensation awards described herein have been made pursuant to either our 2009 Plan or our 2014 Plan, collectively referred to as the “Incentive Plans.” We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the Incentive Plans, we have the ability to issue stock options, stock appreciation rights and stock awards, including restricted stock, restricted stock units (“RSUs”) and performance share units (“PSUs”). The terms and conditions of equity awards granted under the Incentive Plans are determined by the Management Development and Compensation Committee of our Board of Directors.

The 2017 annual Incentive Plan awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. The annual Incentive Plan awards granted to certain key employees included a combination of PSUs, RSUs and stock options in 2017. The Company has also periodically granted RSUs and stock options to employees working on key initiatives, in connection with new hires and promotions and to field-based managers.

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2017	490	$51.32
Granted	138	$73.67
Vested	(169)	$42.65
Forfeited	(15)	$61.62
Unvested as of December 31, 2017	444	$61.20

The total fair market value of RSUs that vested during the years ended December 31, 2017, 2016 and 2015 was $12 million, $12 million and $13 million, respectively. During the year ended December 31, 2017, we issued approximately 113,000 shares of common stock for these vested RSUs, net of approximately 56,000 units deferred or used for payment of associated taxes.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2017	1,505	$68.98
Granted	400	$84.54
Vested	(570)	$55.22
Forfeited	(36)	$85.57
Unvested as of December 31, 2017	1,299	$84.78

The determination of achievement of performance results and corresponding vesting of PSUs for the three-year performance period ended December 31, 2017 was performed by the Management Development and Compensation Committee in February 2018. Accordingly, vesting information for such awards is not included in the table above as of December 31, 2017. The “vested” PSUs are for the three-year performance period ended December 31, 2016, as achievement of performance results and corresponding vesting was determined in February 2017. The Company’s financial results, as measured for purposes of these awards, achieved the maximum performance criteria. Accordingly, recipients of these PSU awards were entitled to receive a payout of 200% of the vested TSR PSUs and Cash Flow PSUs. In February 2017, approximately 1,140,000 PSUs vested and we issued approximately 721,000 shares of common stock for these vested PSUs, net of units deferred or used for payment of associated taxes.

The shares of common stock that were issued or deferred during the years ended December 31, 2017, 2016 and 2015 for prior PSU award grants had a fair market value of $80 million, $50 million and $35 million, respectively. PSUs have no voting rights. PSUs receive dividend equivalents that are paid out in cash based on the number of shares that vest at the end of the awards’ performance period. Subject to attainment of the performance metrics described above, PSUs are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period, are generally subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and are subject to forfeiture in the event of voluntary or for-cause termination.

Compensation expense associated with our Cash Flow PSUs that continue to vest based on future performance is primarily measured based on the fair value of our common stock at the end of each reporting period until the performance period ends. Beginning in 2017, compensation expense associated with our Cash Flow PSUs is based on the grant-date fair value of our common stock. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of both the probability that the performance criteria will be achieved and expected forfeitures.

The grant-date fair value of our TSR PSUs is based on a Monte Carlo valuation and compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense is recognized for all TSR PSUs whether or not the market conditions are achieved less expected forfeitures.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Units — Certain employees can elect to defer some or all of the vested RSU or PSU awards until a specified date or dates they choose. Deferred units are not invested, nor do they earn interest, but deferred amounts do receive dividend equivalents paid in cash during deferral at the same time and at the same rate as dividends on the Company’s common stock. Deferred amounts are paid out in shares of common stock at the end of the deferral period. As of December 31, 2017, we had approximately 203,000 vested deferred units outstanding.

Stock Options — Stock options granted vest primarily in 25% increments on the first two anniversaries of the date of grant with the remaining 50% vesting on the third anniversary. The exercise price of the options is the average of the high and low market value of our common stock on the date of grant, and the options have a term of 10 years. A summary of our stock options is presented in the table below (options in thousands):

		Weighted Average
		Per Share
	Options	Exercise Price
Outstanding as of January 1, 2017	5,643	$45.12
Granted	1,732	$65.45
Exercised	(2,331)	$42.19
Forfeited or expired	(159)	$53.35
Outstanding as of December 31, 2017 (a)	4,885	$53.46
Exercisable as of December 31, 2017 (b)	2,124	$41.56

(a)

Stock options outstanding as of December 31, 2017 have a weighted average remaining contractual term of 6.5 years and an aggregate intrinsic value of $160 million based on the market value of our common stock on December 31, 2017.

(b)	Stock options exercisable as of December 31, 2017 have an aggregate intrinsic value of $95 million based on the market value of our common stock on December 31, 2017.

We received cash proceeds of $95 million, $63 million and $77 million during the years ended December 31, 2017, 2016 and 2015, respectively, from employee stock option exercises. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $71 million, $67 million and $37 million, respectively.

Stock options exercisable as of December 31, 2017 were as follows (options in thousands):

		Weighted Average
		Per Share	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Remaining Years
$32.315-$40.00	1,127	$36.13	3.6
$40.01-$50.00	541	$41.37	6.2
$50.01-$56.235	456	$55.21	7.5
$32.315-$56.235	2,124	$41.56	5.1

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $11.71, $6.31 and $5.56, respectively. The fair value of the stock options at the date of grant is amortized to expense over the vesting period less expected forfeitures, except for stock options granted to retirement-eligible employees, for which expense is accelerated over the period that the recipient becomes retirement-eligible. The following table presents the weighted average assumptions used to value employee stock options granted during the years ended December 31 under the Black-Scholes valuation model:

	2017		2016		2015
Expected option life	3.5	years	4.7	years	4.4	years
Expected volatility	15.3%		18.4%		16.7%
Expected dividend yield	2.3%		2.9%		2.8%
Risk-free interest rate	1.7%		1.3%		1.4%

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

For the years ended December 31, 2017, 2016 and 2015, we recognized $92 million, $81 million and $64 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of selling, general and administrative expenses in our Consolidated Statements of Operations. Our income tax expense for the years ended December 31, 2017, 2016 and 2015 includes related deferred income tax benefits of $36 million, $32 million and $26 million, respectively. We have not capitalized any equity-based compensation costs during the reported years.

Compensation expense recognized in 2017 and 2016 increased when compared with 2015 primarily due to increases in fair value of our Cash Flow PSUs. In 2017, compensation expense further increased due to charges related to the retirement treatment for unexercised stock options of certain former employees. As of December 31, 2017, we estimate that $62 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.4 years for our unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plan

Our non-employee directors currently receive annual grants of shares of our common stock, generally payable in two equal installments, under the 2014 Plan described above.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data for the years ended December 31 (shares in millions):

	2017	2016	2015
Number of common shares outstanding at year-end	433.3	439.3	447.2
Effect of using weighted average common shares outstanding	5.5	4.2	5.5
Weighted average basic common shares outstanding	438.8	443.5	452.7
Dilutive effect of equity-based compensation awards and other contingently issuable shares (a)	3.1	3.0	3.2
Weighted average diluted common shares outstanding	441.9	446.5	455.9
Potentially issuable shares	8.1	9.8	10.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.9	1.0	2.0

(a)	As of January 1, 2017, we adopted ASU 2016‑09 prospectively and no longer include excess tax benefits as assumed proceeds. See Note 2 for further discussion.

16.  Fair Value Measurements

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

We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants would use in pricing an asset or liability, including assumptions about risk when appropriate. Our assets and liabilities that are measured at fair value on a recurring basis include the following as of December 31 (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
2017
Assets:
Money market funds	$225	$225	$—	$—
Available-for-sale securities	49	—	49	—
Fixed-income securities	47	—	47	—
Redeemable preferred stock	55	—	—	55
Total assets	$376	$225	$96	$55

2016
Assets:
Money market funds	$35	$35	$—	$—
Available-for-sale securities	46	—	46	—
Fixed-income securities	39	—	39	—
Redeemable preferred stock	54	—	—	54
Total assets	$174	$35	$85	$54

Money Market Funds

We invest portions of our restricted trust and escrow account balances in money market funds. We measure the fair value of these investments using quoted prices in active markets for identical assets. The fair value of our money market funds approximates our cost basis in the investments. The increase in money market funds as of December 31, 2017 is primarily related to the premiums paid to a wholly-owned insurance captive.

Available-for-Sale Securities

Available-for-sale securities are primarily related to the restricted trust funds that were created to settle certain of our final capping, closure, post-closure or environmental remediation obligations, which are discussed further in Note 18. These trust funds are invested in U.S. Treasury securities and equity and bond funds. We measure the fair value of these securities using quoted prices for identical or similar assets in inactive markets. Any changes in fair value of these trusts related to unrealized gains and losses have been appropriately reflected as a component of accumulated other comprehensive income (loss).

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redeemable Preferred Stock

Redeemable preferred stock is primarily related to a noncontrolling investment in an unconsolidated entity and is included in investments in unconsolidated entities in our Consolidated Balance Sheets. The fair value of our investment has been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public comparables. Redeemable preferred stock also includes stock received in conjunction with the 2014 sale of our Puerto Rico operations.

Fair Value of Debt

As of December 31, 2017 and 2016, the carrying value of our debt was $9.5 billion and $9.3 billion, respectively. The estimated fair value of our debt was approximately $9.9 billion and $9.7 billion as of December 31, 2017 and 2016, respectively. The fair value of our fixed-rate debt is estimated by using a discounted cash flow approach and current market rates for similar types of instruments. The carrying value of our variable-rate debt approximates fair value due to the short-term nature of the interest rates. The increase in the fair value of our debt when comparing December 31, 2017 with December 31, 2016 is primarily related to net borrowings of $172 million during 2017 and fluctuations in current market rates for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2017 and 2016. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

17.  Acquisitions and Divestitures

Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our Solid Waste business and enhance and expand our existing service offerings. During the year ended December 31, 2017, we acquired 24 businesses related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $205 million, which included $183 million in cash paid and other consideration of $22 million, primarily purchase price holdbacks. In 2017, we paid $3 million of contingent consideration associated with acquisitions completed prior to 2017. In addition, we paid $14 million of holdbacks, of which $13 million related to current year acquisitions.

Total consideration for our 2017 acquisitions was primarily allocated to $127 million of property and equipment, $46 million of other intangible assets and $39 million of goodwill. Other intangible assets included $39 million of customer and supplier relationships and $7 million of covenants not-to-compete. The goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and is tax deductible.

Contingent consideration obligations are primarily based on achievement by the acquired businesses of certain negotiated goals, which generally include targeted financial metrics. As of December 31, 2017 and 2016, the balance of our estimated contingent consideration obligations was $7 million and $37 million, respectively. The decrease in this balance is primarily due to adjustments to write down our estimated obligations to fair value. See Note 11 for further discussion.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2016, we acquired 30 businesses primarily related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $604 million, which included $581 million in cash paid and other consideration of $23 million, primarily purchase price holdbacks. For businesses acquired in 2016, our estimated maximum obligations for contingent consideration was not material. In 2016, we also paid $4 million of contingent consideration for acquisitions completed prior to 2016. In addition, we paid $26 million of holdbacks, of which $16 million related to 2016 acquisitions.

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

Total consideration for SWS was allocated to $93 million of property and equipment, $182 million of other intangible assets and $250 million of goodwill. The goodwill has been assigned to our Florida Area, in Tier 3, and is tax deductible. The acquisition accounting for this transaction was finalized in 2016.

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

Total consideration for Deffenbaugh was allocated to $207 million of property and equipment, $159 million in goodwill, $100 million in other intangible assets, $50 million in other assets, including $15 million cash acquired, and $101 million in total liabilities. Goodwill has been assigned to our Areas, primarily Tier 3 and to a lesser extent Tier 1, and is not tax deductible. The acquisition accounting for this transaction was finalized in 2016.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value assigned to other intangible assets for the Deffenbaugh and SWS acquisitions, respectively, (amounts in millions, except for amortization periods):

	Deffenbaugh		SWS
		Weighted Average		Weighted Average
		Amortization		Amortization
		Periods		Periods
	Amount	(in Years)	Amount	(in Years)
Customer and supplier relationships	$94	15.0	$160	10.0
Covenants not-to-compete	—	—	18	5.0
Trade name	6	15.0	4	10.0
Total other intangible assets subject to amortization	$100	15.0	$182	9.5

The following pro forma consolidated results of operations for the years ended December 31 have been prepared as if the acquisitions of Deffenbaugh and SWS occurred as of January 1, 2015 (in millions, except per share amounts):

	2016	2015
Operating revenues	$13,611	$13,137
Net income attributable to Waste Management, Inc.	1,182	751
Basic earnings per common share	2.67	1.66
Diluted earnings per common share	2.65	1.65

Divestitures

In 2017, 2016 and 2015, the aggregate sales price for divestitures of operations was $62 million, $2 million and $79 million and we recognized net gains of $38 million, net losses of $9 million and net gains of $7 million, respectively. These divestitures were made as part of our continuous focus on improving or divesting certain non-strategic or underperforming operations. The remaining amounts reported in the Consolidated Statements of Cash Flows generally relate to the sale of fixed assets.

18.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties and Refined Coal Facility Investments

We have investments in entities established to manage low-income housing properties and a refined coal facility. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. We do not consolidate these entities as we have determined we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these two entities was $59 million and $84 million as of December 31, 2017 and 2016, respectively. The debt balance related to our investment in low-income housing properties was $34 million and $57 million as of December 31, 2017 and 2016, respectively. Additional information related to these investments is discussed in Note 8.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

We have significant financial interests in trust funds that were created to settle certain of our final capping, closure, post-closure or environmental remediation obligations. These trust funds are established such that we are either the sole

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as we either do not have the (i) power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $99 million and $93 million as of December 31, 2017 and 2016, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $101 million and $95 million as of December 31, 2017 and 2016, respectively.

19.  Segment and Related Information

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. The 17 Areas constitute operating segments and we have evaluated the aggregation criteria and concluded that, based on the similarities between our Areas, including the fact that our Solid Waste business is homogenous across geographies with the same services offered across the Areas, aggregation of our Areas is appropriate for purposes of presenting our reportable segments. Accordingly, we have aggregated our 17 Areas into three tiers that we believe have similar economic characteristics and future prospects based in large part on a review of the Areas’ income from operations margins. The economic variations experienced by our Areas are attributable to a variety of factors, including regulatory environment of the Area; economic environment of the Area, including level of commercial and industrial activity; population density; service offering mix and disposal logistics, with no one factor being singularly determinative of an Area’s current or future economic performance.

Consistent with prior years, we have analyzed the Areas’ income from operations margins for purposes of segment reporting and have realigned our Solid Waste tiers to reflect recent changes in their relative economic characteristics and prospects. These changes are the results of various factors including acquisitions, divestments, business mix and the economic climate of various geographies. Reclassifications have been made to our prior period consolidated financial information in order to conform to the current year presentation.

Tier 1 is comprised of our operations across the Southern U.S., with the exception of Southern California and the Florida peninsula, and also includes the New England states, the tri-state area of Michigan, Indiana and Ohio and Western Canada. Tier 2 now includes Southern California, Eastern Canada, Wisconsin and Minnesota. Tier 3 now encompasses all the remaining operations including the Pacific Northwest and Northern California, the Mid-Atlantic region of the U.S., the Florida peninsula, Illinois and Missouri.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The operating segments not evaluated and overseen through the 17 Areas are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

Summarized financial information concerning our reportable segments as of December 31 and for the years then ended is shown in the following table (in millions):

				Income
	Gross	Intercompany	Net	from	Depreciation	Capital	Total
	Operating	Operating	Operating	Operations	and	Expenditures	Assets
	Revenues	Revenues(c)	Revenues	(d)(e)	Amortization	(f)	(g)(h)
2017
Solid Waste:
Tier 1	$5,576	$(1,002)	$4,574	$1,538	$451	$603	$6,528
Tier 2	2,559	(443)	2,116	552	203	185	3,749
Tier 3	6,697	(1,220)	5,477	1,199	574	595	8,727
Solid Waste	14,832	(2,665)	12,167	3,289	1,228	1,383	19,004
Other (a)	2,538	(220)	2,318	(68)	103	93	1,785
	17,370	(2,885)	14,485	3,221	1,331	1,476	20,789
Corporate and Other (b)	—	—	—	(585)	45	92	1,327
Total	$17,370	$(2,885)	$14,485	$2,636	$1,376	$1,568	$22,116

2016
Solid Waste:
Tier 1	$5,241	$(911)	$4,330	$1,430	$424	$452	$6,188
Tier 2	2,400	(404)	1,996	522	190	157	3,562
Tier 3	6,327	(1,137)	5,190	994	530	589	8,497
Solid Waste	13,968	(2,452)	11,516	2,946	1,144	1,198	18,247
Other (a)	2,278	(185)	2,093	(100)	101	104	1,489
	16,246	(2,637)	13,609	2,846	1,245	1,302	19,736
Corporate and Other (b)	—	—	—	(550)	56	45	1,401
Total	$16,246	$(2,637)	$13,609	$2,296	$1,301	$1,347	$21,137

2015
Solid Waste:
Tier 1	$5,083	$(856)	$4,227	$1,290	$428	$382	$6,098
Tier 2	2,322	(389)	1,933	446	190	147	3,497
Tier 3	5,880	(1,037)	4,843	991	469	516	7,827
Solid Waste	13,285	(2,282)	11,003	2,727	1,087	1,045	17,422
Other (a)	2,065	(107)	1,958	(160)	94	128	1,701
	15,350	(2,389)	12,961	2,567	1,181	1,173	19,123
Corporate and Other (b)	—	—	—	(522)	64	56	1,783
Total	$15,350	$(2,389)	$12,961	$2,045	$1,245	$1,229	$20,906

(a)

Our “Other” net operating revenues and “Other” income from operations include (i) our Strategic Business Solutions (“WMSBS”) organization;  (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our EES and WM Renewable Energy organizations that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) our expanded service offerings and solutions, such as portable self-storage and long distance moving services, fluorescent lamp recycling and interests

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we hold in oil and gas producing properties. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

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
(e)

The income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. Refer to Note 11 for explanations of certain transactions and events affecting our operating results.

(f)

Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

(g)  The reconciliation of total assets reported above to total assets in the Consolidated Balance Sheets as of December 31 is as follows (in millions):

	2017	2016	2015
Total assets, as reported above	$22,116	$21,137	$20,906
Elimination of intercompany investments and advances	(287)	(278)	(539)
Total assets, per Consolidated Balance Sheet	$21,829	$20,859	$20,367

(h)  Goodwill is included within each segment’s total assets. For segment reporting purposes, our material recovery facilities are included as a component of their respective Areas and our recycling brokerage services is included as part of our “Other” operations. The goodwill associated with our acquisition of SWS in 2016 has been assigned to our Florida Area, in Tier 3. Other adjustments in 2016 relate to the finalization of purchase accounting for acquisitions executed in 2015. These adjustments primarily resulted in a decrease in the related contingent consideration liability. See Note 17 for additional information on our acquisitions. The following table presents changes in goodwill during 2016 and 2017 by reportable segment (in millions):

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Solid Waste
	Tier 1	Tier 2	Tier 3	Other	Total
Balance, December 31, 2015	$2,190	$1,176	$2,408	$210	$5,984
Acquired goodwill	11	12	254	3	280
Divested goodwill	—	—	(1)	—	(1)
Impairments	—	—	—	(12)	(12)
Foreign currency translation	2	10	—	—	12
Other adjustments	—	(2)	—	(46)	(48)
Balance, December 31, 2016	$2,203	$1,196	$2,661	$155	$6,215
Acquired goodwill	12	20	7	—	39
Divested goodwill	—	(1)	—	—	(1)
Impairments	—	—	—	(34)	(34)
Foreign currency translation	6	22	—	—	28
Balance, December 31, 2017	$2,221	$1,237	$2,668	$121	$6,247

The mix of operating revenues from our major lines of business for the years ended December 31 are as follows (in millions):

	2017	2016	2015
Commercial	$3,714	$3,480	$3,332
Residential	2,528	2,487	2,499
Industrial	2,583	2,412	2,252
Other	439	423	356
Total collection	9,264	8,802	8,439
Landfill	3,370	3,110	2,919
Transfer	1,591	1,512	1,377
Recycling	1,432	1,221	1,163
Other (a)	1,713	1,601	1,452
Intercompany (b)	(2,885)	(2,637)	(2,389)
Total	$14,485	$13,609	$12,961

(a)

The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) our expanded service offerings and solutions, such as portable self-storage and long distance moving services, and interests we hold in oil and gas producing properties. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support, net of intercompany activity.

(b)	Intercompany revenues between lines of business are eliminated in the Consolidated Financial Statements included within this report.

Net operating revenues relating to operations in the U.S. and Canada for the years ended December 31 are as follows (in millions):

	2017	2016	2015
U.S.	$13,768	$12,915	$12,196
Canada	717	694	765
Total	$14,485	$13,609	$12,961

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment, net of accumulated depreciation and amortization, relating to operations in the U.S. and Canada for the years ended December 31 are as follows (in millions):

	2017	2016	2015
U.S.	$10,591	$10,040	$9,778
Canada	968	910	887
Total	$11,559	$10,950	$10,665

20.  Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2017 and 2016 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2017
Operating revenues	$3,440	$3,677	$3,716	$3,652
Income from operations	558	673	701	704
Consolidated net income	297	361	388	903
Net income attributable to Waste Management, Inc.	298	362	386	903
Basic earnings per common share	0.68	0.82	0.88	2.08
Diluted earnings per common share (a)	0.67	0.81	0.87	2.06

2016
Operating revenues	$3,176	$3,425	$3,548	$3,460
Income from operations	508	611	560	617
Consolidated net income	256	286	304	334
Net income attributable to Waste Management, Inc.	258	287	302	335
Basic earnings per common share	0.58	0.65	0.68	0.76
Diluted earnings per common share	0.58	0.64	0.68	0.75

(a)

As of January 1, 2017, we adopted ASU 2016‑09 prospectively and no longer include excess tax benefits as assumed proceeds in the calculation of diluted weighted shares outstanding. See Note 2 for further discussion.

Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher construction and demolition waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, from time to time, our operating results are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. The following items significantly impacted our operating results during the periods indicated:

First Quarter 2017

•

A reduction in our income tax expense of $32 million for excess tax benefits related to the vesting or exercise of equity-based compensation awards and a $25 million pre-tax charge to write down an equity method investment

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in a waste diversion technology company to its fair value. These items had a favorable impact of $0.01 on our diluted earnings per share.

Third Quarter 2017

•

The recognition of pre-tax charges including (i) an $11 million charge for the withdrawal from an underfunded Multiemployer Pension Plan and (ii) a $9 million charge to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas. These charges had a negative impact of $0.03 on our diluted earnings per share.

Fourth Quarter 2017

•

An income tax benefit of $529 million related to enactment of the Act, consisting of a net tax benefit of $595 million related to the re-measurement of our deferred income tax assets and liabilities, partially offset by income tax expense of $66 million for a one-time, mandatory transition tax on the deemed repatriation of previously tax-deferred and unremitted foreign earnings.  This net tax benefit had a favorable impact of $1.21 on our diluted earnings per share.

•

The recognition of net pre-tax gains of $26 million primarily related to (i) gains of $31 million from the sale of certain oil and gas producing properties and (ii) a gain of $30 million related to the reduction in post-closing, performance-based contingent consideration obligations associated with an acquired business in our EES organization; partially offset by goodwill impairment charges of $34 million, primarily related to our EES organization.  These net gains had a favorable impact of $0.03 on our diluted earnings per share.

•

The recognition of pre-tax charges of $11 million related to the impairment of investments in waste diversion technology companies.  These impairments were not deductible for income taxes and had a negative impact of $0.02 on our diluted earnings per share.

•

The recognition of a pre-tax loss of $6 million associated with the early extinguishment of $590 million of 6.1% senior notes ahead of their scheduled maturity date, which had a negative impact of $0.01 on our diluted earnings per share.

Second Quarter 2016

•

The recognition of pre-tax charges of $45 million, primarily related to the impairment of minority-owned investments in waste diversion technology companies. These impairments were substantially not deductible for income taxes and had a negative impact of $0.10 on our diluted earnings per share.

Third Quarter 2016

•

The recognition of pre-tax charges of $106 million consisting primarily of (i) a $43 million impairment due to a loss of expected volumes for a landfill; (ii) a $42 million charge to adjust our subsidiary’s estimated environmental remediation liability and related costs for a closed site in Harris County, Texas; (iii) a $10 million goodwill impairment charge related to our LampTracker® reporting unit and (iv) an $8 million loss on the sale of a majority-owned organics company. These charges had a negative impact of $0.16 on our diluted earnings per share.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.  Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2017

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$22	$—	$22
Other current assets	5	5	2,592	—	2,602
	5	5	2,614	—	2,624
Property and equipment, net	—	—	11,559	—	11,559
Investments in affiliates	22,393	22,893	—	(45,286)	—
Advances to affiliates	—	—	15,349	(15,349)	—
Other assets	9	31	7,606	—	7,646
Total assets	$22,407	$22,929	$37,128	$(60,635)	$21,829

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$537	$—	$202	$—	$739
Accounts payable and other current liabilities	55	9	2,459	—	2,523
	592	9	2,661	—	3,262
Long-term debt, less current portion	6,457	304	1,991	—	8,752
Due to affiliates	15,404	224	6,073	(21,701)	—
Other liabilities	8	—	3,765	—	3,773
Total liabilities	22,461	537	14,490	(21,701)	15,787
Equity:
Stockholders’ equity	6,019	22,392	22,894	(45,286)	6,019
Advances to affiliates	(6,073)	—	(279)	6,352	—
Noncontrolling interests	—	—	23	—	23
	(54)	22,392	22,638	(38,934)	6,042
Total liabilities and equity	$22,407	$22,929	$37,128	$(60,635)	$21,829

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2016

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$32	$—	$32
Other current assets	5	5	2,334	—	2,344
	5	5	2,366	—	2,376
Property and equipment, net	—	—	10,950	—	10,950
Investments in affiliates	19,924	20,331	—	(40,255)	—
Advances to affiliates	—	—	13,000	(13,000)	—
Other assets	14	30	7,489	—	7,533
Total assets	$19,943	$20,366	$33,805	$(53,255)	$20,859

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$269	$—	$148	$—	$417
Accounts payable and other current liabilities	81	9	2,287	—	2,377
	350	9	2,435	—	2,794
Long-term debt, less current portion	6,229	304	2,360	—	8,893
Due to affiliates	13,350	128	5,299	(18,777)	—
Other liabilities	16	—	3,836	—	3,852
Total liabilities	19,945	441	13,930	(18,777)	15,539
Equity:
Stockholders’ equity	5,297	19,925	20,330	(40,255)	5,297
Advances to affiliates	(5,299)	—	(478)	5,777	—
Noncontrolling interests	—	—	23	—	23
	(2)	19,925	19,875	(34,478)	5,320
Total liabilities and equity	$19,943	$20,366	$33,805	$(53,255)	$20,859

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Years Ended December 31:
2017
Operating revenues (a)	$—	$—	$15,040	$(555)	$14,485
Costs and expenses (a)	555	—	11,849	(555)	11,849
Income from operations	(555)	—	3,191	—	2,636
Other income (expense):
Interest expense, net	(299)	(20)	(44)	—	(363)
Loss on early extinguishment of debt	(6)	—	—	—	(6)
Equity in earnings of subsidiaries, net of tax	2,469	2,482	—	(4,951)	—
Other, net	2	(1)	(77)	—	(76)
	2,166	2,461	(121)	(4,951)	(445)
Income before income taxes	1,611	2,461	3,070	(4,951)	2,191
Income tax expense (benefit)	(338)	(8)	588	—	242
Consolidated net income	1,949	2,469	2,482	(4,951)	1,949
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Waste Management, Inc.	$1,949	$2,469	$2,482	$(4,951)	$1,949

2016
Operating revenues	$—	$—	$13,609	$—	$13,609
Costs and expenses	—	—	11,313	—	11,313
Income from operations	—	—	2,296	—	2,296
Other income (expense):
Interest expense, net	(303)	(20)	(53)	—	(376)
Loss on early extinguishment of debt	(1)	—	(3)	—	(4)
Equity in earnings of subsidiaries, net of tax	1,367	1,381	—	(2,748)	—
Other, net	—	—	(94)	—	(94)
	1,063	1,361	(150)	(2,748)	(474)
Income before income taxes	1,063	1,361	2,146	(2,748)	1,822
Income tax expense (benefit)	(119)	(8)	769	—	642
Consolidated net income	1,182	1,369	1,377	(2,748)	1,180
Less: Net income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income attributable to Waste Management, Inc.	$1,182	$1,369	$1,379	$(2,748)	$1,182

2015
Operating revenues	$—	$—	$12,961	$—	$12,961
Costs and expenses	—	(1)	10,917	—	10,916
Income from operations	—	1	2,044	—	2,045
Other income (expense):
Interest expense, net	(298)	(22)	(65)	—	(385)
Loss on early extinguishment of debt	(500)	(52)	(3)	—	(555)
Equity in earnings of subsidiaries, net of tax	1,245	1,289	—	(2,534)	—
Other, net	—	—	(45)	—	(45)
	447	1,215	(113)	(2,534)	(985)
Income before income taxes	447	1,216	1,931	(2,534)	1,060
Income tax expense (benefit)	(306)	(29)	643	—	308
Consolidated net income	753	1,245	1,288	(2,534)	752
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to Waste Management, Inc.	$753	$1,245	$1,289	$(2,534)	$753

(a)

For 2017, costs and expenses for WM and operating revenues for Non-Guarantor Subsidiaries include $555 million related to insurance premiums for a wholly-owned insurance captive, which are eliminated in consolidation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Years Ended December 31:
2017
Comprehensive income	$1,955	$2,469	$2,564	$(4,951)	$2,037
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Waste Management, Inc.	$1,955	$2,469	$2,564	$(4,951)	$2,037

2016
Comprehensive income	$1,189	$1,369	$1,417	$(2,748)	$1,227
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Waste Management, Inc.	$1,189	$1,369	$1,419	$(2,748)	$1,229

2015
Comprehensive income	$762	$1,245	$1,129	$(2,534)	$602
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Waste Management, Inc.	$762	$1,245	$1,130	$(2,534)	$603

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Years Ended December 31:
2017
Cash flows provided by (used in):
Operating activities	$—	$—	$3,180	$—	$3,180
Investing activities	—	—	(1,379)	—	(1,379)
Financing activities	—	—	(1,811)	—	(1,811)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—
Decrease in cash and cash equivalents	—	—	(10)	—	(10)
Cash and cash equivalents at beginning of period	—	—	32	—	32
Cash and cash equivalents at end of period	$—	$—	$22	$—	$22

2016
Cash flows provided by (used in):
Operating activities	$—	$—	$3,006	$—	$3,006
Investing activities	—	—	(1,932)	—	(1,932)
Financing activities	—	—	(1,081)	—	(1,081)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—
Decrease in cash and cash equivalents	—	—	(7)	—	(7)
Cash and cash equivalents at beginning of period	—	—	39	—	39
Cash and cash equivalents at end of period	$—	$—	$32	$—	$32

2015
Cash flows provided by (used in):
Operating activities	$—	$—	$2,528	$—	$2,528
Investing activities	—	—	(1,608)	—	(1,608)
Financing activities	—	—	(2,185)	—	(2,185)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Intercompany activity	(1,235)	—	1,235	—	—
Decrease in cash and cash equivalents	(1,235)	—	(33)	—	(1,268)
Cash and cash equivalents at beginning of period	1,235	—	72	—	1,307
Cash and cash equivalents at end of period	$—	$—	$39	$—	$39

(a)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries.

22. New Accounting Standards Pending Adoption (Unaudited)

Income Taxes — In October 2016, the FASB issued ASU 2016‑16 associated with the timing of recognition of income taxes for intra-entity transfers of assets other than inventory. The amended guidance requires the recognition of income taxes when the transfer of the asset occurs, which replaces current GAAP that defers the recognition of income taxes until

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the transferred asset is sold to a third party or otherwise recovered through use. The amended guidance is effective for the Company on January 1, 2018 and will not have a material impact on our consolidated financial statements.

Statement of Cash Flows — In August 2016, the FASB issued ASU 2016‑15 associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016‑18 associated with the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of both amendments was to reduce existing diversity in practice. The amended guidance is effective for the Company on January 1, 2018 and, upon adoption, the principal change for the Company will be in the presentation of restricted cash and cash equivalents in the statement of cash flows, which will include substantially all of the restricted trust and escrow accounts reflected on our Consolidated Balance Sheets.

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

Leases — In February 2016, the FASB issued ASU 2016‑02 associated with lease accounting. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. The disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019. We are assessing the provisions of this amended guidance and we have (i) formed an implementation work team; (ii) performed training for the various organizations that will be most affected by the new standard and (iii) acquired a software solution to manage and account for leases under the new standard. We are evaluating the impact of this amended guidance on our consolidated financial statements.

Financial Instruments — In January 2016, the FASB issued ASU 2016‑01 associated with the recognition and measurement of financial assets and liabilities. The amended guidance will require certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). The amended guidance is effective for the Company on January 1, 2018 and will not have a material impact on our consolidated financial statements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the potential impact. Based on the results of these surveys, we judgmentally selected a sample of contracts based on size and specifically identified contract traits that could be accounted for differently under the amended guidance. We also selected a representative sample of contracts to corroborate the survey results.

Based on our work to date, we believe we have identified all material contract types and costs that may be impacted by this amended guidance. We currently do not expect the amended guidance to have a material impact on operating revenues. However, upon adoption of the amended guidance, certain sales incentives will be capitalized and amortized to selling, general and administrative expenses over the expected life of the customer relationship. Under current guidance, sales incentives are expensed as earned to selling, general and administrative expenses. Additionally, the amended guidance resulted in a change in who we identify as a customer for certain arrangements. We anticipate payments to these customers will be a reduction in operating revenues. Under current guidance, these payments are recorded as operating expenses.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2017 (the end of the period covered by this Annual Report on Form 10‑K).

Management’s Report on Internal Control Over Financial Reporting

Management of the Company, including the principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls are designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report, which is included within this report.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2017. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers,” in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 14, 2018. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at www.wm.com under the section “Corporate Governance” within the “Investor Relations” tab.

Item 11.   Executive Compensation.

The information required by this Item is incorporated herein by reference to the sections entitled “Board of Directors — Compensation Committee Report,” “— Compensation Committee Interlocks and Insider Participation,” “— Non-Employee Director Compensation,” “Executive Compensation — Compensation Discussion and Analysis” and “— Executive Compensation Tables” in the Proxy Statement.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  (1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(a)  (3) Exhibits:

Exhibit No.		Description
3.1	—	Third Restated Certificate of Incorporation of Waste Management, Inc. [incorporated by reference to Exhibit 3.1 to Form 10‑Q for the quarter ended June 30, 2010].
3.2	—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Form 8‑K dated November 13, 2017].
4.1	—	Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 to Form 10‑K for the year ended December 31, 1998].
4.2	—	Third Restated Certificate of Incorporation of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.2 to Form 10‑K for the year ended December 31, 2014].
4.3	—	Amended and Restated By-laws of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.3 to Form 10‑Q for the quarter ended June 30, 2014].
4.4	—

Indenture for Subordinated Debt Securities dated February 3, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8‑K dated February 7, 1997].

4.5	—

Indenture for Senior Debt Securities dated September 10, 1997, among the Registrant and The Bank of New York Mellon Trust Company, N.A. (the current successor to Texas Commerce Bank National Association), as trustee [incorporated by reference to Exhibit 4.1 to Form 8‑K dated September 10, 1997].

4.6*	—

Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of Waste Management, Inc.’s 3.150% Senior Notes due 2027.

4.7*	—	Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of Waste Management, Inc.’s 3.150% Senior Notes due 2027.

4.8*	—

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

10.1†	—	2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8‑K dated May 13, 2014].
10.2†	—	2009 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].
10.3†	—	2005 Annual Incentive Plan [incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].
10.4†	—	Waste Management, Inc. Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.1 to Form 8‑K dated May 15, 2015].
10.5†	—	First Amendment to Waste Management, Inc. Employee Stock Purchase Plan effective as of July 1, 2015 [incorporated by reference to Exhibit 10.5 to Form 10‑K for the year ended December 31, 2015].
10.6†	—	Waste Management, Inc. 409A Deferral Savings Plan as Amended and Restated effective January 1, 2014 [incorporated by reference to Exhibit 10.2 to Form 10‑Q for the quarter ended March 31, 2014].
10.7	—

$2.25 Billion Third Amended and Restated Revolving Credit Agreement dated as of July 10, 2015 by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, as syndication agents, BNP Paribas, Citibank, N.A., Deutsche Bank Securities Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Mizuho Bank, Ltd., U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Barclays Bank PLC, as lead arrangers and joint bookrunners [incorporated by reference to Exhibit 10.1 to Form 8‑K dated July 10, 2015].

10.8	—

CDN$509,500,000 Credit Facilities Amended and Restated Credit Agreement by and among Waste Management of Canada Corporation and WM Quebec Inc., as borrowers, Waste Management, Inc. and Waste Management Holdings, Inc., as guarantors, The Bank of Nova Scotia, as administrative agent, JPMorgan Chase Bank, N.A., Bank of America, N.A. and PNC Bank Canada Branch, as co-syndication agents, The Bank of Nova Scotia, JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners and the Lenders from time to time party thereto [incorporated by reference to Exhibit 10.1 to Form  8‑K dated March 24, 2016].

10.9	—

Commercial Paper Dealer Agreement, substantially in the form as executed with each of Mizuho Securities USA Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC, as Dealer, dated August 22, 2016 [incorporated by reference to Exhibit 10.11 to Form 10‑K for the year ended December 31, 2016].

10.10	—

Commercial Paper Issuing and Paying Agent Agreement between Waste Management, Inc. and Bank of America, National Association dated August 15, 2016 [incorporated by reference to Exhibit 10.12 to Form 10‑K for the year ended December 31, 2016].

10.11†	—	Employment Agreement between the Company and James C. Fish, Jr. dated August 15, 2011 [incorporated by reference to Exhibit 10.2 to Form 10‑Q for the quarter ended September 30, 2011].
10.12†	—	First Amendment to Employment Agreement between the Company and James C. Fish, Jr. dated July 20, 2012 [incorporated by reference to Exhibit 10.3 to Form 10‑Q for the quarter ended June 30, 2012].
10.13†	—

First Amended and Restated Employment Agreement between USA Waste-Management Resources, LLC and James C. Fish, Jr. dated December 22, 2017 [incorporated by reference to Exhibit 10.2 to Form 8-K dated December 22, 2017].

10.14†	—	Employment Agreement between USA Waste-Management Resources, LLC and Devina A. Rankin dated December 22, 2017 [incorporated by reference to Exhibit 10.3 to Form 8-K dated December 22, 2017].

10.15†	—	Employment Agreement between the Company and James E. Trevathan, Jr. dated June 1, 2000 [incorporated by reference to Exhibit 10.20 to Form 10‑K for the year ended December 31, 2000].
10.16†	—	Amendment to Employment Agreement between the Company and James E. Trevathan, Jr. [incorporated by reference to Exhibit 10.3 to Form 8‑K dated March 9, 2011].
10.17†	—	Employment Agreement between the Company and Jeff Harris dated December 1, 2006 [incorporated by reference to Exhibit 10.1 to Form 8‑K dated December 1, 2006].
10.18†	—	Amendment to Employment Agreement by and between the Company and Jeff Harris [incorporated by reference to Exhibit 10.6 to Form 10‑Q for the quarter ended March 31, 2011].
10.19†	—	Employment Agreement between the Company and John J. Morris, Jr. dated June 18, 2012 [incorporated by reference to Exhibit 10.4 to Form 10‑Q for the quarter ended June 30, 2012].
10.20†	—	First Amended and Restated Employment Agreement between USA Waste-Management Resources, LLC and John J. Morris, Jr. [incorporated by reference to Exhibit 10.4 to Form 8-K dated December 22, 2017].
10.21†	—	Employment Agreement between the Company and Barry H. Caldwell dated September 23, 2002 [incorporated by reference to Exhibit 10.24 to Form 10‑K for the year ended December 31, 2002].
10.22†	—	Employment Offer Letter to Charles C. Boettcher dated August 5, 2016 [incorporated by reference to Exhibit 10.23 to Form 10‑K for the year ended December 31, 2016].
10.23†*	—	Employment Agreement between USA Waste-Management Resources, LLC and Charles C. Boettcher dated December 22, 2017.
10.24†	—	Employment Agreement between the Company and David Steiner dated May 6, 2002 [incorporated by reference to Exhibit 10.1 to Form 10‑Q for the quarter ended March 31, 2002].
10.25†	—	Separation and Release Agreement between the Company and David Steiner dated January 6, 2017 [incorporated by reference to Exhibit 10.1 to Form 8‑K dated January 6, 2017].
10.26†	—	Employment Agreement between the Company and Puneet Bhasin dated December 7, 2009 [incorporated by reference to Exhibit 10.12 to Form 10‑K for the year ended December 31, 2009].
10.27†	—

Separation and Release Agreement between USA Waste-Management Resources, LLC and Puneet Bhasin dated March 10, 2017 [incorporated by reference to Exhibit 10.3 to Form 10‑Q for the quarter ended March 31, 2017].

10.28†	—	Employment Agreement between the Company and Mark Schwartz dated July 5, 2012 [incorporated by reference to Exhibit 10.5 to Form 10‑Q for the quarter ended June 30, 2012].
10.29†	—

Separation and Release Agreement between USA Waste-Management Resources, LLC and Mark Schwartz dated January 1, 2017 [incorporated by reference to Exhibit 10.26 to Form 10‑K for the year ended December 31, 2016].

10.30†	—	Form of Director and Executive Officer Indemnity Agreement [incorporated by reference to Exhibit 10.43 to Form 10‑K for the year ended December 31, 2012].
10.31†	—	Waste Management Holdings, Inc. Executive Severance Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 22, 2017].
10.32†	—	Form of 2015 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8‑K dated February 25, 2015].
10.33†	—	Form of 2016 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8‑K dated February 26, 2016].
10.34†	—	Form of 2016 Individual Restricted Stock Unit Award Agreement [incorporated by reference to Exhibit 10.32 to Form 10‑K for the year ended December 31, 2016].
10.35†	—	Form of 2017 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8‑K dated February 27, 2017].
10.36†	—	2017 Senior Leadership Team Award Agreement with Mr. James E. Trevathan, Jr. [incorporated by reference to Exhibit 10.2 to Form 8‑K dated February 27, 2017].
10.37†*	—	Form of 2017 Long Term Incentive Compensation Award Agreement (Mid-Year Award).
12.1*	—	Computation of Ratio of Earnings to Fixed Charges.
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rule 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	—	Certification Pursuant to Rule 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Senior Vice President and Chief Financial Officer.
32.1**	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.
32.2**	—	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Senior Vice President and Chief Financial Officer.
95*	—	Mine Safety Disclosures.
101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith.

**   Furnished herewith.

†     Denotes management contract or compensatory plan or arrangement.

Item 16.   Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

By:	/s/ JAMES C. FISH, JR.
James C. Fish, Jr.
President, Chief Executive Officer and Director

Date: February 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. FISH, JR.	President, Chief Executive Officer and Director	February 15, 2018
James C. Fish, Jr.	(Principal Executive Officer)

/s/ DEVINA A. RANKIN	Senior Vice President and	February 15, 2018
Devina A. Rankin	Chief Financial Officer
(Principal Financial Officer)

/s/ LESLIE K. NAGY	Vice President and Chief Accounting Officer	February 15, 2018
Leslie K. Nagy	(Principal Accounting Officer)

/s/ BRADBURY H. ANDERSON	Chairman of the Board and Director	February 15, 2018
Bradbury H. Anderson

/s/ FRANK M. CLARK, JR.	Director	February 15, 2018
Frank M. Clark

/s/ ANDRÉS R. GLUSKI	Director	February 15, 2018
Andrés R. Gluski

/s/ PARTICK W. GROSS	Director	February 15, 2018
Patrick W. Gross

/s/ VICTORIA M. HOLT	Director	February 15, 2018
Victoria M. Holt

/s/ KATHLEEN M. MAZZARELLA	Director	February 15, 2018
Kathleen M. Mazzarella

/s/ JOHN C. POPE	Director	February 15, 2018
John C. Pope

/s/ THOMAS H. WEIDEMEYER	Director	February 15, 2018
Thomas H. Weidemeyer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Waste Management, Inc. (the Company) as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and have issued our report thereon dated February 15, 2018 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Basis for Opinion

This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits. We believe that our audits provide a reasonable basis for our opinion.

5
/s/ ERNST & YOUNG LLP
Houston, Texas February 15, 2018

WASTE MANAGEMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

			Accounts
	Balance	Charged	Written	Balance
	Beginning of	to	Off/Use of	End of
	Year	Income	Reserve	Year
2015 — Reserves for doubtful accounts (a)	$31	$36	$(42)	$25
2016 — Reserves for doubtful accounts (a)	$25	$42	$(43)	$24
2017 — Reserves for doubtful accounts (a)	$24	$43	$(45)	$22
2015 — Merger and restructuring accruals (b)	$45	$15	$(47)	$13
2016 — Merger and restructuring accruals (b)	$13	$4	$(10)	$7
2017 — Merger and restructuring accruals (b)	$7	$—	$(5)	$2

(a)	Includes reserves for doubtful accounts receivable and notes receivable.
(b)	Included in accrued liabilities in our Consolidated Balance Sheets. These accruals represent employee severance and benefit costs and transitional costs.