Form 10-Q
period 2018-03-31
WASTE MANAGEMENT INC
filed 2018-04-23
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April  16, 2018 was 431,283,814 (excluding treasury shares of 198,998,647).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52	$22
Accounts receivable, net of allowance for doubtful accounts of $22 and $21, respectively	1,700	1,805
Other receivables	504	569
Parts and supplies	98	96
Other assets	137	132
Total current assets	2,491	2,624
Property and equipment, net of accumulated depreciation and amortization of $17,860 and $17,704, respectively	11,637	11,559
Goodwill	6,327	6,247
Other intangible assets, net	597	547
Restricted trust and escrow accounts	422	319
Investments in unconsolidated entities	266	269
Other assets	366	264
Total assets	$22,106	$21,829
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$791	$1,040
Accrued liabilities	1,031	980
Deferred revenues	495	503
Current portion of long-term debt	1,056	739
Total current liabilities	3,373	3,262
Long-term debt, less current portion	8,901	8,752
Deferred income taxes	1,258	1,248
Landfill and environmental remediation liabilities	1,795	1,770
Other liabilities	714	755
Total liabilities	16,041	15,787
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,916	4,933
Retained earnings	8,867	8,588
Accumulated other comprehensive income (loss)	(28)	8
Treasury stock at cost, 198,511,161 and 196,963,558 shares, respectively	(7,717)	(7,516)
Total Waste Management, Inc. stockholders’ equity	6,044	6,019
Noncontrolling interests	21	23
Total equity	6,065	6,042
Total liabilities and equity	$22,106	$21,829

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating revenues	$3,511	$3,440
Costs and expenses:
Operating	2,184	2,166
Selling, general and administrative	373	390
Depreciation and amortization	347	328
Restructuring	2	1
Net gain from divestitures	(3)	(3)
	2,903	2,882
Income from operations	608	558
Other income (expense):
Interest expense, net	(91)	(92)
Equity in net losses of unconsolidated entities	(7)	(32)
Other, net	1	—
	(97)	(124)
Income before income taxes	511	434
Income tax expense	116	137
Consolidated net income	395	297
Less: Net loss attributable to noncontrolling interests	(1)	(1)
Net income attributable to Waste Management, Inc.	$396	$298
Basic earnings per common share	$0.91	$0.68
Diluted earnings per common share	$0.91	$0.67
Cash dividends declared per common share	$0.465	$0.425

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Consolidated net income	$395	$297
Other comprehensive income (loss), net of tax:
Derivative instruments, net	2	2
Available-for-sale securities, net	(1)	1
Foreign currency translation adjustments	(32)	10
Post-retirement benefit obligation, net	—	1
Other comprehensive income (loss), net of tax	(31)	14
Comprehensive income	364	311
Less: Comprehensive loss attributable to noncontrolling interests	(1)	(1)
Comprehensive income attributable to Waste Management, Inc.	$365	$312

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$395	$297
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	347	328
Deferred income tax expense (benefit)	(15)	36
Interest accretion on landfill liabilities	23	22
Provision for bad debts	12	11
Equity-based compensation expense	23	36
Net gain on disposal of assets	(5)	(3)
(Income) expense from divestitures, asset impairments and other, net	(3)	22
Equity in net losses of unconsolidated entities, net of dividends	7	7
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	183	151
Other current assets	(8)	(8)
Other assets	(1)	(6)
Accounts payable and accrued liabilities	(119)	(144)
Deferred revenues and other liabilities	(30)	(27)
Net cash provided by operating activities	809	722
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(246)	(8)
Capital expenditures	(400)	(332)
Proceeds from divestitures of businesses and other assets (net of cash divested)	14	7
Other, net	(5)	(4)
Net cash used in investing activities	(637)	(337)
Cash flows from financing activities:
New borrowings	61	54
Debt repayments	(80)	(541)
Net commercial paper borrowings	471	210
Common stock repurchase program	(250)	—
Cash dividends	(206)	(194)
Exercise of common stock options	23	77
Tax payments associated with equity-based compensation transactions	(28)	(32)
Other, net	(29)	41
Net cash used in financing activities	(38)	(385)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(1)	—
Increase in cash, cash equivalents and restricted cash and cash equivalents	133	—
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	293	94
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$426	$94

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$52	$30
Restricted cash and cash equivalents included in restricted trust and escrow accounts	374	64
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$426	$94

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Balance, December 31, 2017	$6,042	630,282	$6	$4,933	$8,588	$8	(196,964)	$(7,516)	$23
Adoption of new accounting standards	80	—	—	—	85	(5)	—	—	—
Consolidated net income	395	—	—	—	396	—	—	—	(1)
Other comprehensive income (loss), net of tax	(31)	—	—	—	—	(31)	—	—	—
Cash dividends	(206)	—	—	—	(206)	—	—	—	—
Equity-based compensation transactions, net	44	—	—	(17)	4	—	1,483	57	—
Common stock repurchase program	(258)	—	—	—	—	—	(3,031)	(258)	—
Other, net	(1)	—	—	—	—	—	1	—	(1)
Balance, March 31, 2018	$6,065	630,282	$6	$4,916	$8,867	$(28)	(198,511)	$(7,717)	$21

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

The Condensed Consolidated Financial Statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2017.

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

Adoption of New Accounting Standards

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 associated with revenue recognition. On January 1, 2018, we adopted ASU 2014-09 using the modified retrospective approach for all ongoing customer contracts. Our results of operations for the reported periods after January 1, 2018 are presented under this amended guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance.

The impact of adopting the amended guidance primarily relates to (i) the deferral of certain sales incentives, which previously were expensed as incurred, but under the new guidance are capitalized as other assets and amortized to selling,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general and administrative expenses over the expected life of the customer relationship and (ii) the recognition of certain consideration payable to our customers as a reduction in operating revenues, which under historical guidance was recorded as operating expenses. We recognized a net $80 million increase to our retained earnings as of January 1, 2018 for the cumulative impact of adopting the amended guidance associated with the capitalization of sales incentives as contract acquisition costs consisting of a $108 million asset and a related $28 million deferred tax liability. There were no other material impacts on our consolidated financial statements as a result of our adoption of this amended guidance.

For contracts with an effective term greater than one year, we applied the standard’s practical expedient that permits the exclusion of unsatisfied performance obligations as our right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations. We also applied the standard’s optional exemption for performance obligations related to contracts that have an original expected duration of one year or less. See Note 4 for additional information and disclosures related to this amended guidance.

Financial Instruments — In January 2016, the FASB issued ASU 2016‑01 associated with the recognition and measurement of financial assets and liabilities with further clarifications made in February 2018 with the issuance of ASU 2018-03. The amended guidance requires certain equity investments that are not consolidated and not accounted for under the equity method to be measured at fair value with changes in fair value recognized in net income rather than as a component of accumulated other comprehensive income (loss). It further states that an entity may choose to measure equity investments that do not have readily determinable fair values using a quantitative approach, or measurement alternative, which is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted this amended guidance on January 1, 2018 using a prospective transition approach, which did not have an impact on our consolidated financial statements.

We concluded that all equity investments within the scope of ASU 2016-01, which primarily relate to equity securities previously accounted for under the cost method, do not have readily determinable fair values. Accordingly, the value of these investments beginning January 1, 2018 has been measured using a quantitative approach, or the measurement alternative, as noted above. As of March 31, 2018, the carrying amount of our investments without readily determinable fair values was $87 million. During the three months ended March 31, 2018, we did not recognize any impairments or other adjustments.

Statement of Cash Flows — In August 2016, the FASB issued ASU 2016‑15 associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016‑18 associated with the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of the amended guidance was to reduce existing diversity in practice. This amended guidance was retrospectively adopted on January 1, 2018 and required the following disclosures and changes to the presentation of our financial statements:

•

Cash, cash equivalents and restricted cash and cash equivalents reported on the Condensed Consolidated Statements of Cash Flows now includes restricted cash and cash equivalents of $62 million, $64 million and $271 million as of December 31, 2016, March 31, 2017 and December 31, 2017, respectively, as well as previously reported cash and cash equivalents.

•

Cash payments made within 120 days of the acquisition date of a business combination to settle a contingent consideration liability are classified as cash outflows from investing activities. Thereafter, cash payments up to the amount of the contingent consideration liability recognized at the acquisition date (including measurement-period adjustments) are classified as cash outflows from financing activities and any excess is classified as cash outflows from operating activities. The adoption of this amended guidance did not have a material impact on our Condensed Consolidated Statements of Cash Flows.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our restricted cash and cash equivalents generally consist of funds deposited into specific accounts for purposes of funding insurance claims and demonstrating our ability to meet our landfill final capping, closure, post-closure and environmental remediation obligations.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income — In February 2018, the FASB issued ASU 2018-02 associated with the reclassification of certain tax effects from accumulated other comprehensive income (loss). This amended guidance allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) which was signed into law on December 22, 2017. We early adopted this amended guidance on January 1, 2018, and as a result, elected to reclassify $5 million of stranded tax effects from accumulated other comprehensive income (loss) to retained earnings using a specific identification approach. See Note 10 for additional disclosures related to this amended guidance.

Income Taxes — In March 2018, the FASB issued ASU 2018-05 associated with the accounting and disclosures around the enactment of the Act and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which the Company has adopted. See Note 5 for the disclosures related to this amended guidance.

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

Leases — In February 2016, the FASB issued ASU 2016‑02 associated with lease accounting. There have been further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019. We are assessing the provisions of this amended guidance and we have (i) formed an implementation work team; (ii) performed training for the various organizations that will be most affected by the new standard and (iii) acquired a software solution to manage and account for leases under the new standard. We are evaluating the impact of this amended guidance on our consolidated financial statements.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2018			December 31, 2017
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$129	$28	$157	$128	$28	$156
Long-term	1,572	223	1,795	1,547	223	1,770
	$1,701	$251	$1,952	$1,675	$251	$1,926

The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2018 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2017	$1,675	$251
Obligations incurred and capitalized	19	—
Obligations settled	(19)	(5)
Interest accretion	23	1
Revisions in estimates and interest rate assumptions	(9)	4
Acquisitions, divestitures and other adjustments	12	—
March 31, 2018	$1,701	$251

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of demonstrating our ability to meet our final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 13 for additional information related to these trusts.

3.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2018:

	March 31,	December 31,
	2018	2017
$2.25 billion revolving credit facility, maturing July 2020	$28	$—
Commercial paper program (weighted average interest rate of 2.3% as of March 31, 2018 and 1.9% as of December 31, 2017)	989	515
Canadian term loan and revolving credit facility, maturing March 2019 (weighted average effective interest rate of 2.8% as of March 31, 2018 and 2.5% as of December 31, 2017)	99	113
Senior notes, maturing through 2045, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 4.3% as of March 31, 2018 and December 31, 2017)	6,186	6,184
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 1.35% to 5.7% (weighted average interest rate of 2.1% as of March 31, 2018 and 2.0% as of December 31, 2017)	2,332	2,352
Capital leases and other, maturing through 2040, interest rates up to 12%	323	327
	9,957	9,491
Current portion of long-term debt	1,056	739
	$8,901	$8,752

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Classification

As of March 31, 2018, we had $2,180 million of debt maturing within the next 12 months, including (i) $989 million of short-term borrowings under our commercial paper program; (ii) $831 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $233 million of other debt with scheduled maturities within the next 12 months, including $181 million of tax-exempt bonds; (iv) C$128 million, or $99 million, of borrowings under our Canadian term loan and (v) $28 million of borrowings under our long-term U.S. credit facility (“$2.25 billion revolving credit facility”). As of March 31, 2018, we have classified $1,124 million of this debt as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.25 billion revolving credit facility, as discussed below. The remaining $1,056 million is classified as current obligations.

As of March 31, 2018, we also have $328 million of variable-rate tax-exempt bonds that are supported by letters of credit. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the intent and ability to refinance these bonds on a long-term basis as supported by the forecasted available capacity under our $2.25 billion revolving credit facility, as discussed below. Accordingly, we have also classified these borrowings as long-term in our Condensed Consolidated Balance Sheet as of March 31, 2018.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$2.25 Billion Revolving Credit Facility — Our $2.25 billion revolving credit facility maturing in July 2020 provides us with credit capacity to be used for either cash borrowings or to support letters of credit or commercial paper. The rates we pay for outstanding loans are generally based on LIBOR plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of March 31, 2018, we had $28 million of outstanding borrowings under this facility. We had $603 million of letters of credit issued and $990 million of outstanding borrowings under our commercial paper program (excluding the related discount on issuance), both supported by this facility, leaving unused and available credit capacity of $629 million as of March 31, 2018.

Commercial Paper Program — We have a $1.5 billion commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The commercial paper program is fully supported by our $2.25 billion revolving credit facility. As of March 31, 2018, we had $989 million of outstanding borrowings under our commercial paper program.

Canadian Term Loan and Revolving Credit Facility — We have a Canadian credit agreement (which includes a term loan and revolving credit facility) that matures in March 2019. This agreement provides the Company (i) C$50 million of revolving credit capacity, which can be used for borrowings or letters of credit, and (ii) C$460 million of non-revolving term credit that is prepayable without penalty and principal amounts repaid may not be reborrowed. As of March 31, 2018, we had C$128 million, or $99 million, of outstanding borrowings under our Canadian term loan. As of March 31, 2018, we had no borrowings or letters of credit outstanding under the Canadian revolving credit facility.

Other Letter of Credit Facilities — As of March 31, 2018, we utilized $511 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through April 2019.

Debt Borrowings and Repayments

$2.25 Billion Revolving Credit Facility — During the three months ended March 31, 2018, we had borrowings of $28 million under our $2.25 billion revolving credit facility for general corporate purposes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Paper Program — During the three months ended March 31, 2018, we had net cash borrowings of $471 million (net of related discount on issuance) to support new business opportunities and for general corporate purposes.

Canadian Term Loan and Revolving Credit Facility — During the three months ended March 31, 2018, we had net repayments of C$14 million, or $11 million, of net advances under our Canadian term loan and revolving credit facility with available cash. The remaining change in the carrying value of outstanding borrowings under our Canadian term loan is due to foreign currency translation.

Tax-Exempt Bonds — During the three months ended March 31, 2018, we repaid $20 million of our tax-exempt bonds with available cash.

Capital Leases and Other — During the three months ended March 31, 2018, we made net repayments of $16 million of other debt with available cash. In addition, during the three months ended March 31, 2018, our other debt increased by $12 million primarily for debt acquired through recent acquisitions.

4.    Operating Revenues

Our Solid Waste operating revenues are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or material recovery facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenues generally consist of tipping fees and the sale of recycling commodities to third parties. The fees we charge for our services generally include our environmental fee, fuel surcharge and regulatory recovery fee, which are intended to pass through to customers direct and indirect costs incurred. We also provide additional services that are not managed through our Solid Waste business, including operations managed by both our Strategic Business Solutions (“WMSBS”) and Energy and Environmental Services (“EES”) organizations, recycling brokerage services, landfill gas-to-energy services and certain other expanded service offerings and solutions.

Our revenue from sources other than customer contracts primarily relates to lease revenue associated with compactors and balers. Revenue from these leasing arrangements was not material and represented approximately 1% of total revenue for each of the reported periods.

See Note 8 for additional information related to revenue by reportable segment and major lines of business.

Revenue Recognition

We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, or recycling commodities are collected or delivered as product. We bill for certain services prior to performance. Such services include, among others, certain commercial and residential contracts and equipment rentals. These advance billings are included in deferred revenues and recognized as revenue in the period service is provided.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

Accounts receivable, which are recorded when billed, when services are performed or when cash is advanced, are claims against third parties that will generally be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends; type of customer, such as municipal or commercial; the age of outstanding receivables; and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful.

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance and classify them as current since they are earned within a year and there are no significant financing components. Substantially all our deferred revenues outstanding as of December 31, 2017 were realized as revenues within one to three months, when the related services were performed.

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from 5 to 13 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Condensed Consolidated Balance Sheet.

As of March 31, 2018, we had $136 million of deferred contract costs, of which $107 million were related to deferred sales incentives. During the three months ended March 31, 2018, we amortized $6 million of sales incentives to selling, general and administrative expense and $10 million of other contract acquisition costs as a reduction in revenue.

Long-Term Contracts

Approximately 30% of our total revenue is derived from contracts with an effective term greater than one year. The consideration for these contracts is variable in nature. The variable elements of these contracts primarily include the number of homes and businesses served and annual rate changes based on consumer price index, fuel prices or other operating costs. Such contracts are generally within our collection, recycling and other lines of business and have  a weighted average remaining contract life of approximately four years. We do not disclose the value of unsatisfied performance obligations for these contracts as our right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.

5.    Income Taxes

Our effective income tax rate for the three months ended March 31, 2018 and 2017 was 22.7% and 31.7%, respectively. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The decrease in the effective income tax rate for the three months ended March 31, 2018, compared with the prior year period, was primarily due to the enactment of tax reform, as discussed below.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2018 was primarily due to the unfavorable impact of state and local income taxes offset, in

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part, by the favorable impact of federal tax credits and excess tax benefits related to equity-based compensation. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2017 was primarily due to the favorable impact of excess tax benefits related to equity-based compensation and federal tax credits offset, in part, by the unfavorable impact of state and local income taxes and the tax implications of impairments.

Enactment of Tax Reform – The Act was signed into law on December 22, 2017. The most significant impacts of the Act to the Company include a reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and a one-time, mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.

In accordance with ASU 2018-05 and SAB 118, the Company recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. As of March 31, 2018, we have not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. We are continuing to gather information to assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns during the third quarter of 2018.

Equity-Based Compensation — During the three months ended March 31, 2018 and 2017, we recognized a reduction in our income tax expense of $11 million and $32 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards.

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

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2018 and 2017, we recognized $6 million of net losses and a reduction in our income tax expense of $10 million and $11 million, respectively, primarily because of tax credits realized from these investments. Interest expense associated with our investment in low-income housing properties was not material for the periods presented. See Note 13 for additional information related to these unconsolidated variable interest entities.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data for the three months ended March 31 (shares in millions):

	2018	2017
Number of common shares outstanding at end of period	431.8	441.9
Effect of using weighted average common shares outstanding	1.5	(0.6)
Weighted average basic common shares outstanding	433.3	441.3
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.5	2.8
Weighted average diluted common shares outstanding	435.8	444.1
Potentially issuable shares	8.2	9.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	3.0	3.0

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

As of March 31, 2018, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including (i) guarantees to cover certain market value losses for approximately 775 homeowners’ properties adjacent to or near 19 of our landfills and (ii) guarantees totaling $85 million for performance obligations of our Wheelabrator business, divested in 2014. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing, and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, and we do not expect the financial impact of operational and financial performance guarantees to materially exceed the recorded fair value.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $145 million higher than the $251 million recorded in the Condensed Consolidated Balance Sheet as of March 31, 2018. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of March 31, 2018, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s selected remedy for the site. Allocation of responsibility among the PRPs for the selected remedy has not been established. As of March 31, 2018 and December 31, 2017, the recorded liability for MIMC’s estimated potential share of the EPA’s selected remedy and related costs was $55 million. MIMC’s ultimate liability could be materially different from current estimates.

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

On January 10, 2017, the Pennsylvania Department of Environmental Protection (“DEP”) solid waste program advised us that it would seek civil penalties against the Grows North and Tullytown Landfills (“Grows/Tullytown”), located in southeast Pennsylvania and owned by indirect wholly-owned subsidiaries of WM, related to operational issues, including litter and leachate discharges. We received additional notice on March 15, 2017 that the DEP clean water program would seek civil penalties related to similar underlying events and operational issues at Grows/Tullytown. We engaged in discussions with representatives of the DEP and amicably resolved these issues, and on March 26, 2018, we signed a consent assessment of civil penalty and subsequently made payment of $505,100.

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

The Hawaii Department of Health and the EPA have asserted civil penalty claims against Waste Management of Hawaii, Inc. (“WMHI”), an indirect wholly-owned subsidiary of WM, based on stormwater discharges at the Waimanalo Gulch Sanitary Landfill following two major rainstorms in December 2010 and January 2011 and alleged violations of stormwater permit requirements prior to and after the storms. WMHI operates the landfill for the City and County of Honolulu.

From time to time, we are also named as defendants in personal injury and property damage lawsuits, including purported class actions, on the basis of having owned, operated or transported waste to a disposal facility that is alleged to

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. We are currently in the examination phase of IRS audits for the 2014 through 2018 tax years and expect these audits to be completed within the next 24 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2011, with the exception of affirmative claims in a limited number of jurisdictions that date back to 2000. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

8.    Segment and Related Information

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. The 17 Areas constitute our operating segments and we have evaluated the aggregation criteria and concluded that, based on the similarities between our Areas, including the fact that our Solid Waste business is homogenous across geographies with the same services offered across the Areas, aggregation of our Areas is appropriate for purposes of presenting our reportable segments. Accordingly, we have aggregated our 17 Areas into three tiers that we believe have similar economic characteristics and future prospects based in large part on a review of the Areas’ income from operations margins. The economic variations experienced by our Areas are attributable to a variety of factors, including regulatory environment of the Area; economic environment of the Area, including level of commercial and industrial activity; population density; service offering mix and disposal logistics, with no one factor being singularly determinative of an Area’s current or future economic performance.

Annually, we analyze the Areas’ income from operations margins for purposes of segment reporting and in the fourth quarter of 2017, we realigned our Solid Waste tiers to reflect changes in their relative economic characteristics and prospects. These changes are the results of various factors including acquisitions, divestments, business mix and the economic climate of various geographies. Reclassifications have been made to our prior period consolidated financial information to conform to the current year presentation.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues	Revenues	Operations
2018
Solid Waste:
Tier 1	$1,373	$(241)	$1,132	$365
Tier 2	613	(111)	502	122
Tier 3	1,633	(309)	1,324	291
Solid Waste	3,619	(661)	2,958	778
Other	607	(54)	553	(23)
	4,226	(715)	3,511	755
Corporate and Other	—	—	—	(147)
Total	$4,226	$(715)	$3,511	$608

2017
Solid Waste:
Tier 1	$1,340	$(238)	$1,102	$366
Tier 2	592	(101)	491	116
Tier 3	1,577	(285)	1,292	268
Solid Waste	3,509	(624)	2,885	750
Other	603	(48)	555	(32)
	4,112	(672)	3,440	718
Corporate and Other	—	—	—	(160)
Total	$4,112	$(672)	$3,440	$558

The mix of operating revenues from our major lines of business for the three months ended March 31 are as follows (in millions):

	2018	2017
Commercial	$955	$911
Residential	614	621
Industrial	637	603
Other	101	100
Total collection	2,307	2,235
Landfill	805	739
Transfer	375	366
Recycling	312	372
Other (a)	427	400
Intercompany (b)	(715)	(672)
Total	$3,511	$3,440

(a)

The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support, net of intercompany activity.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

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

9.    Acquisitions

During the three months ended March 31, 2018, we acquired seven solid waste businesses. Total consideration, net of cash acquired, for these acquisitions was $246 million. The businesses acquired provide collection, transfer and disposal services. As of March 31, 2018, the allocation of the purchase price for these acquisitions is preliminary; fair value estimates of identifiable assets acquired and liabilities assumed are based on management’s estimates, judgments and assumptions and are subject to change until finalized.

10.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2017	$(33)	$15	$29	$(3)	$8
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $0, $0 and $0, respectively	—	(1)	(32)	—	(33)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $1, $0, $0 and $0, respectively	2	—	—	—	2
Net current period other comprehensive income (loss)	2	(1)	(32)	—	(31)
Adoption of new accounting standard (a)	(7)	3	—	(1)	(5)
Balance, March 31, 2018	$(38)	$17	$(3)	$(4)	$(28)

(a)	As of January 1, 2018, we adopted ASU 2018-02 and reclassified stranded tax effects to retained earnings. See Note 1 for further discussion of ASU 2018-02.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There have been no derivatives outstanding subsequent to March 31, 2016. Amounts reclassified out of each component of accumulated other comprehensive income (loss) associated with our previously terminated cash flow hedges were not material for the periods presented.

11.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. In February 2018, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million in cash and received 2.3 million shares based on a stock price of $85.13. This agreement was completed in March 2018 and we received 0.6 million additional shares. The final weighted average per share price for the completed ASR agreement was $85.15. In March 2018, after completion of the ASR agreement, we repurchased 0.1 million additional shares in open market transactions under a 10b5-1 plan for $8 million, inclusive of per-share commissions, and made payment in April 2018.

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

As of March 31, 2018, the Company has authorization for $992 million of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)(a)
March 31, 2018
Assets:
Money market funds	$125	$125	$—	$—
Available-for-sale securities	49	—	49	—
Fixed-income securities	47	—	47	—
Redeemable preferred stock	56	—	—	56
Total assets	$277	$125	$96	$56

December 31, 2017
Assets:
Money market funds	$225	$225	$—	$—
Available-for-sale securities	49	—	49	—
Fixed-income securities	47	—	47	—
Redeemable preferred stock	55	—	—	55
Total assets	$376	$225	$96	$55

(a)

When available, Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public comparables. There has not been any significant change in the fair value of the redeemable preferred stock since our assessment as of December 31, 2017.

Fair Value of Debt

As of March 31, 2018 and December 31, 2017, the carrying value of our debt was $10.0 billion and $9.5 billion, respectively. The estimated fair value of our debt was approximately $10.1 billion and $9.9 billion as of March 31, 2018 and December 31, 2017, respectively.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2018 and December 31, 2017. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties and Refined Coal Facility Investments

We do not consolidate our investments in entities established to manage low-income housing properties and a refined coal facility as we have determined we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these two entities was $59 million as of March 31, 2018 and December 31, 2017. The debt balance related to our investment in low-income housing properties was $28 million and $34 million as of March 31, 2018 and December 31, 2017, respectively. Additional information related to these investments is discussed in Note 5.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as we either do not have the (i) power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $98 million and $99 million as of March 31, 2018 and December 31, 2017, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of our accumulated other comprehensive income (loss). These trusts had a fair value of $102 million and $101 million as of March 31, 2018 and December 31, 2017, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2018

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$52	$—	$52
Other current assets	139	5	2,295	—	2,439
	139	5	2,347	—	2,491
Property and equipment, net	—	—	11,637	—	11,637
Investments in affiliates	22,878	23,351	—	(46,229)	—
Advances to affiliates	—	—	15,398	(15,398)	—
Other assets	5	31	7,942	—	7,978
Total assets	$23,022	$23,387	$37,324	$(61,627)	$22,106

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$544	$—	$512	$—	$1,056
Accounts payable and other current liabilities	76	3	2,238	—	2,317
	620	3	2,750	—	3,373
Long-term debt, less current portion	6,954	304	1,643	—	8,901
Due to affiliates	15,472	203	6,073	(21,748)	—
Other liabilities	5	—	3,762	—	3,767
Total liabilities	23,051	510	14,228	(21,748)	16,041
Equity:
Stockholders’ equity	6,044	22,877	23,352	(46,229)	6,044
Advances to affiliates	(6,073)	—	(277)	6,350	—
Noncontrolling interests	—	—	21	—	21
	(29)	22,877	23,096	(39,879)	6,065
Total liabilities and equity	$23,022	$23,387	$37,324	$(61,627)	$22,106

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2018

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,555	$(44)	$3,511
Costs and expenses	44	—	2,903	(44)	2,903
Income from operations	(44)	—	652	—	608
Other income (expense):
Interest expense, net	(76)	(5)	(10)	—	(91)
Equity in earnings of subsidiaries, net of tax	485	489	—	(974)	—
Other, net	—	—	(6)	—	(6)
	409	484	(16)	(974)	(97)
Income before income taxes	365	484	636	(974)	511
Income tax expense (benefit)	(31)	(1)	148	—	116
Consolidated net income	396	485	488	(974)	395
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to Waste Management, Inc.	$396	$485	$489	$(974)	$396

Three Months Ended March 31, 2017

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,440	$—	$3,440
Costs and expenses	—	—	2,882	—	2,882
Income from operations	—	—	558	—	558
Other income (expense):
Interest expense, net	(74)	(5)	(13)	—	(92)
Equity in earnings of subsidiaries, net of tax	343	346	—	(689)	—
Other, net	—	—	(32)	—	(32)
	269	341	(45)	(689)	(124)
Income before income taxes	269	341	513	(689)	434
Income tax expense (benefit)	(29)	(2)	168	—	137
Consolidated net income	298	343	345	(689)	297
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to Waste Management, Inc.	$298	$343	$346	$(689)	$298

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31:
2018
Comprehensive income	$398	$485	$455	$(974)	$364
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Waste Management, Inc.	$398	$485	$456	$(974)	$365

2017
Comprehensive income	$300	$343	$357	$(689)	$311
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Waste Management, Inc.	$300	$343	$358	$(689)	$312

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2018

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$809	$—	$809
Investing activities	—	—	(637)	—	(637)
Financing activities	—	—	(38)	—	(38)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	(1)	—	(1)
Intercompany activity	—	—	—	—	—
Increase in cash, cash equivalents and restricted cash and cash equivalents	—	—	133	—	133
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	293	—	293
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$426	$—	$426

Three Months Ended March 31, 2017

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$722	$—	$722
Investing activities	—	—	(337)	—	(337)
Financing activities	—	—	(385)	—	(385)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—
Increase in cash, cash equivalents and restricted cash and cash equivalents	—	—	—	—	—
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	94	—	94
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$94	$—	$94

(a)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10‑K for the year ended December 31, 2017.

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

•

a significant portion of the recycled fiber we market is shipped to export markets across the globe, particularly China; changes in international or domestic regulations and restrictions or tariffs on American or Chinese imports and exports, including recent actions taken by the Chinese government, could increase operating expense, result in excess supply and drive down prices;

•	changes in oil and gas prices and drilling activity, and changes in applicable regulations, could adversely affect our EES organization;
•

increasing customer preference for alternatives to landfill disposal, government mandates supporting diversion of waste and recycling and prohibiting disposal of certain types of waste, and overall reduction of waste generated could continue to have a negative effect on volumes of waste going to our landfills;

•

developments in technology could trigger a fundamental change in the waste management industry, as waste streams are increasingly viewed as a resource, which may adversely impact volumes at our landfills and our profitability;

•

our existing and proposed service offerings to customers may require that we invest in, develop or license, and protect, new technologies; and our inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources;

•

acquisitions, investments and/or new service offerings may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure of emerging technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues, among others;

•

adverse publicity (whether or not justified) relating to activities by our operations, employees or agents could tarnish our reputation and reduce the value of our brand. Additionally, a major operational failure, even if suffered by a competitor, may bring enhanced scrutiny and regulation of our industry, with a corresponding increase in operating expense;

•

there is risk of incurring significant environmental liabilities in the use, treatment, storage, transfer and disposal of waste materials; any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows;

•	weak economic conditions may negatively affect the volumes of waste generated and demand for post-consumer fiber and metals processed by our recycling operations;
•

some of our customers, including governmental entities, have suffered financial difficulties affecting their credit risk, which could negatively impact our operating results, due to their credit risk and the impact of the municipal debt market on remarketing of our tax-exempt bonds;

•	we may be unable to obtain and maintain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs;
•	diesel fuel price increases or diesel fuel supply shortages may increase our expenses and restrict our ability to operate;

•

we are increasingly dependent on the availability of natural gas and fueling infrastructure and vulnerable to natural gas prices; difficulty obtaining natural gas and increases in natural gas prices could increase our operating costs;

•

problems with the operation of our current information technology systems or the technology systems of third parties on which we rely as well as the development and deployment of new information technology systems could decrease our efficiencies and increase our costs;

•	a cybersecurity incident could negatively impact our business and our relationships with customers and expose us to litigation risk;
•

efforts by labor unions to organize our employees may increase operating expenses and we may be unable to negotiate acceptable collective bargaining agreements with those who have chosen to be represented by unions, which could lead to labor disruptions, including strikes and lock-outs, which could adversely affect our financial condition, results of operations and cash flows;

•	we could face significant liabilities for withdrawal from multiemployer pension plans;
•

we are subject to operational and safety risks; we closely monitor and manage landfills to minimize the risk of waste mass instability,  releases of hazardous materials and odors that could be triggered by weather or natural disasters, as well as risks presented by the potential for subsurface heat reactions causing elevated landfill temperatures and increased production of leachate landfill gas and odor. These and other such risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction;

•	increased costs for financial assurance or the inadequacy of our insurance coverage could negatively impact our liquidity and increase our liabilities;
•	possible charges as a result of shut-down operations, uncompleted development or expansion projects or other events may negatively affect earnings;
•

we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, dividend declarations or share repurchases if we suffer a significant reduction in cash flows;

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
•

weather-related and other event driven special projects cause our results to fluctuate, and harsh weather or natural disasters may cause us to temporarily suspend operations; these seasonal or event driven items can result in interim variations in our results;

•

we could be subject to significant fines and penalties, and our reputation could be adversely affected, if our businesses, or third parties with whom we have a  relationship, were to fail to comply with United States (“U.S.”) or foreign laws or regulations;

•

we are subject to various proceedings, lawsuits and disputes; claims asserted against us include personal injury, property damage, commercial, customer and employment-related matters, including purported state and national class action lawsuits related to: alleged environmental contamination, including releases of hazardous materials and odors; sales and marketing practices, customer service agreements, prices and fees; and federal and state wage and hour and other laws. Such lawsuits and proceedings may increase our costs, limit our ability to conduct or expand our operations, limit our ability to execute our business plans and strategies and adversely affect our liquidity; and

•	the adoption of new accounting standards or interpretations may cause fluctuations in reported quarterly results of operations or adversely impact our reported results of operations.

Overview

Waste Management, Inc. is a holding company listed on the New York Stock Exchange under the symbol “WM” and all operations are conducted by its subsidiaries. We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills in North America. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity, and we are a leading recycler in North America, handling materials that include paper, cardboard, glass, plastic and metal. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, disposal, and recycling and resource recovery services, and our “Traditional Solid Waste” business excludes our recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S.

Our Solid Waste revenues are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or material recovery facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading, transporting and disposing of the solid waste at a disposal site. Recycling revenues generally consist of tipping fees and the sale of recycling commodities to third parties. The fees we charge for our services generally include our environmental fee, fuel surcharge and regulatory recovery fee which are intended to pass through to customers direct and indirect costs incurred. We also provide additional services that are not managed through our Solid Waste business, described under Results of Operations below.

Strategy

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe the combination of cost control, process improvement and operational efficiency will deliver on the Company’s strategy of continuous improvement and yield an attractive total cost structure and enhanced service quality. While we will continue to monitor emerging diversion technologies that may generate additional value and related market dynamics, our current attention will be on improving existing diversion technologies, such as our recycling operations. We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry.

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly want more of their waste materials recovered, and waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills, and we monitor these developments to adapt our services offerings. As companies, individuals and communities look for ways to be more sustainable, we are promoting our comprehensive services that go beyond our core business of collecting and disposing of waste.

Despite some industry consolidation in recent years, we encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, service quality, customer experience and breadth of service offerings. Our industry is directly affected by changes in general economic factors, as increases and decreases in consumer spending and construction starts generally correlate to volumes of waste generated and our revenues. Negative economic conditions, in addition to price competition, can make it more challenging to negotiate and renew service contracts with acceptable margins. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for recyclable materials we sell. Our operating expenses are directly impacted by volume levels; as volume levels shift, due to economic and other factors, we must manage our network capacity and cost structure accordingly.

The generally favorable macro-economic environment, including steady spending by consumers and businesses and construction starts, has benefited our volume growth and gross margins in recent quarters, and we are not expecting any significant shift in the near term. However, we have seen disruption and downward price pressure in the global market for recycling commodities, due in part to recent actions by the Chinese government that have restricted our ability to sell recycled fiber to Chinese paper mills. We and others in the industry continue to work to adapt to the Chinese government’s regulations and identify alternative markets.

Current Quarter Financial Results

During the first quarter of 2018, we produced strong operating results from our Solid Waste business despite larger than anticipated headwinds from our recycling line of business. Income and cash flow from operations both showed significant year-over-year growth, driven by the strong performance of our commercial and industrial collection and landfill lines of business. Net income and earnings per diluted share growth was even more pronounced given the reduction in our effective tax rate due to the enactment of tax reform. The Company continued its commitment to supporting both organic and inorganic growth during the first quarter of 2018, allocating $400 million of available cash to capital expenditures and $246 million to the acquisition of solid waste businesses. We also allocated $456 million to our shareholders during the first quarter of 2018 through common stock repurchases and dividends.

Key elements of our financial results for the current quarter include:

•

Revenues were $3,511 million compared with $3,440 million in the prior year period, an increase of $71 million, or 2.1%. The increase is primarily attributable to yield and volume growth in our collection and disposal lines of business, partially offset by lower market prices for recycling commodities;

•

Operating expenses were $2,184 million, or 62.2% of revenues, compared with $2,166 million, or 63.0% of revenues, in the prior year period. The $18 million increase is primarily attributable to higher volumes in the current year period, partially offset by decreased cost of goods sold due to lower market prices for recycling commodities;

•	Income from operations was $608 million, or 17.3% of revenues, compared with $558 million, or 16.2% of revenues, in the prior year period;
•

Net income attributable to Waste Management, Inc. was $396 million, or $0.91 per diluted share, compared with $298 million, or $0.67 per diluted share, in the prior year period. The increase is primarily attributable to improved operating results in our Solid Waste business and the tax reform enacted in December 2017 which decreased the federal corporate income tax rate;

•	Net cash provided by operating activities was $809 million compared with $722 million in the prior year period; and
•

Free cash flow was $423 million compared with $397 million in the prior year period. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. We also provide additional services that are not managed through our Solid Waste business, including operations managed by both our Strategic Business Solutions (“WMSBS”) and Energy and Environmental Services (“EES”) organizations, recycling brokerage services, landfill gas-to-energy services and certain other expanded service offerings and solutions. These operations are presented in our “Other” segment in the table below. The following table summarizes revenues for the three months ended March 31 (in millions):

	2018	2017
Solid Waste	$3,619	$3,509
Other	607	603
Intercompany	(715)	(672)
Total	$3,511	$3,440

The mix of operating revenues from our major lines of business is reflected in the table below for the three months ended March 31 (in millions):

	2018	2017
Commercial	$955	$911
Residential	614	621
Industrial	637	603
Other	101	100
Total collection	2,307	2,235
Landfill	805	739
Transfer	375	366
Recycling	312	372
Other (a)	427	400
Intercompany (b)	(715)	(672)
Total	$3,511	$3,440

(a)

The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support, net of intercompany activity.

(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2018 vs. 2017
		As a % of		As a % of
		Related		Total
	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$68	2.3%
Recycling commodities	(73)	(19.7)
Fuel surcharges and mandated fees	24	20.3
Total average yield (c)			$19	0.6%
Volume			88	2.6
Internal revenue growth			107	3.2
Acquisitions			28	0.8
Divestitures			(9)	(0.3)
Foreign currency translation and other			(55)	(1.6)
Total			$71	2.1%

(a)

Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.

(b)

Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue, adjusted to exclude the impacts of divestitures for the current year period.

(c)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

Revenue growth from collection and disposal average yield was $68 million, or 2.3%, for the three months ended March 31, 2018. We experienced growth in all of our collection and disposal lines of business in the current year period. The details are as follows (dollars in millions):

	Period-to-Period Change for the
	Three Months Ended
	March 31, 2018 vs. 2017
		As a % of
		Related
	Amount	Business
Commercial	$28	3.3%
Industrial	19	3.4
Residential	12	2.0
Total collection	59	2.8
Landfill	7	1.5
Transfer	2	1.3
Total collection and disposal	$68	2.3%

Our increase in collection and disposal yield for the three months ended March 31, 2018, compared to the prior year period, includes increased revenues of $17 million from our environmental fees.

Recycling Commodities — Decreases in the market prices for recycling commodities resulted in revenue decline of $73 million for the three months ended March  31, 2018, as compared with the prior year period. Disruptions in the global movement of recycling commodities reduced market prices, returning to levels last seen in the second quarter of 2016. We expect these disruptions in the market to extend through 2018, and likely beyond, which will continue to put downward pressure on average market prices for recycling commodities.

Fuel Surcharges and Mandated Fees — These revenues, which are predominantly generated by our fuel surcharge program, increased $24 million for the three months ended March 31, 2018, as compared with the prior year period.  These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Market prices for diesel fuel increased 17.5% for the three months ended March 31, 2018, as compared with the prior year period. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These fees did not have a significant impact on the comparability of the periods.

Volume

Our revenues from volumes increased $88 million, or 2.6%, for the three months ended March 31, 2018, as compared with the prior year period, excluding volumes from acquisitions and divestitures.

We experienced higher volumes due to improving market conditions in our Traditional Solid Waste business and strong sales performance. Our focus on customer service and disciplined growth delivered consistent operating results throughout 2017 and into the first quarter of 2018. Two large new contract additions in the second half of 2017 favorably impacted volume growth for our commercial collection, industrial collection and transfer stations. Additionally, landfill volume increases continued from events during the second half of 2017 that may not repeat, including the natural disaster clean-up efforts throughout the U.S. Our residential collection experienced volume declines in the current year period because of our continued focus on renegotiating existing contracts and only engaging in new contracts with a reasonable rate of return.

Foreign Currency Translation and Other

Revenue increases from foreign currency translation, which affects revenues from our Canadian operations, were more than offset by the revenue decline associated with the adoption of Accounting Standards Update (“ASU”) 2014-09 and other changes. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for further discussion of ASU 2014‑09.

Operating Expenses

The following table summarizes the major components of our operating expenses for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2018	2017	Change
Labor and related benefits	$653	$610	$43	7.0%
Transfer and disposal costs	257	233	24	10.3
Maintenance and repairs	302	279	23	8.2
Subcontractor costs	314	285	29	10.2
Cost of goods sold	191	239	(48)	(20.1)
Fuel	76	92	(16)	(17.4)
Disposal and franchise fees and taxes	134	174	(40)	(23.0)
Landfill operating costs	80	81	(1)	(1.2)
Risk management	52	52	—	—
Other	125	121	4	3.3
	$2,184	$2,166	$18	0.8%
Percentage of revenues	62.2%	63.0%

The 2.6% increase in volumes in the current year period, as compared to the prior year period, as discussed above in Operating Revenues, affects the comparability of operating expenses for the periods presented.

Other significant items affecting the comparability of operating expenses for the periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was also driven by a bonus plan put in place in early 2018 targeted at improving employee retention and merit increases.

Maintenance and Repairs — The increase in maintenance and repairs costs was driven by (i) higher labor costs and (ii) higher parts and third-party service costs.

Cost of Goods Sold — The decrease in cost of goods sold was primarily driven by (i) lower market prices for recycling commodities and (ii) a change in accounting for certain customer rebates due to the adoption of ASU 2014-09 in the current year period. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for further discussion of ASU 2014‑09.

Fuel — The decrease in fuel costs was due to the recognition of a $28 million benefit from the extension of federal natural gas fuel credits. We recognized the benefit in the first quarter of 2018 when the legislation was passed, though the credits relate to 2017 business activity. This benefit was offset, in part, by higher market prices for diesel fuel.

Disposal and Franchise Fees and Taxes — The decrease in disposal and franchise fees and taxes was driven by the adoption of ASU 2014-09 in the current year period; specifically, certain franchise fees were treated as disposal fees and taxes in the prior year period and were treated as a reduction to revenue in the current year period. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for further discussion of ASU 2014-09.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2018	2017	Change
Labor and related benefits	$252	$276	$(24)	(8.7)%
Professional fees	24	21	3	14.3
Provision for bad debts	11	10	1	10.0
Other	86	83	3	3.6
	$373	$390	$(17)	(4.4)%
Percentage of revenues	10.6%	11.3%

The decrease in our labor and related benefits costs during the three months ended March 31, 2018, compared to the prior year period, is largely due to severance costs for former executives incurred during the first quarter of 2017. Other items affecting the comparability of our labor and related benefits costs for the reported periods include (i) lower incentive compensation accruals in the current year period;  (ii) a bonus plan put in place in early 2018 targeted at improving employee retention and (iii) merit increases.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2018	2017	Change
Depreciation of tangible property and equipment	$204	$191	$13	6.8%
Amortization of landfill airspace	120	114	6	5.3
Amortization of intangible assets	23	23	—	—
	$347	$328	$19	5.8%
Percentage of revenues	9.9%	9.5%

The increase in depreciation of tangible property and equipment during the three months ended March 31, 2018, compared to the prior year period, was primarily due to increased capital expenditures to support organic growth in our business. The increase in amortization of landfill airspace during the three months ended March 31, 2018, compared to the prior year period, was primarily due to increased volumes at our landfills.

Income from Operations

The following table summarizes income from operations for our reportable segments for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2018	2017	Change
Solid Waste:
Tier 1	$365	$366	$(1)	(0.3)%
Tier 2	122	116	6	5.2
Tier 3	291	268	23	8.6
Solid Waste	778	750	28	3.7
Other	(23)	(32)	9	(28.1)
Corporate and Other	(147)	(160)	13	(8.1)
Total	$608	$558	$50	9.0%
Percentage of revenues	17.3%	16.2%

All information presented has been updated to reflect our realigned segments which are discussed further in Note 8 to the Condensed Consolidated Financial Statements.

The significant items affecting the income from operations for our segments during the three months ended March 31, 2018, as compared with the prior year period, are summarized below:

•

Solid Waste —  Our Traditional Solid Waste business benefited from internal revenue growth, primarily in Tier 3, and certain natural gas fuel credits offset, in part, by (i) lower market prices for recycling commodities; (ii) a bonus plan put in place in early 2018 targeted at improving employee retention; (iii) increased maintenance and repair costs and (iv) merit increases.

•	Other — Improved results in our WM Renewable Energy organization in the current year period.
•

Corporate and Other — Decreased expenses as a result of severance costs for former executives incurred during the first quarter of 2017 and lower incentive compensation accruals in the current year period.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $7 million and $32 million during the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2017, we recognized a $25 million impairment charge to write down an equity method investment in a  waste diversion technology company to its estimated fair value. The remaining losses for each period are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. Refer to Notes 5 and 13 to the Condensed Consolidated Financial Statements for more information related to these investments.

Income Tax Expense

Our income tax expense and effective income tax rates were $116 million, or 22.7%, and $137 million, or 31.7%, for the three months ended March 31, 2018 and 2017, respectively. The decrease in our income tax expense and effective income tax rate for the three months ended March 31, 2018, compared with the same period in 2017, was primarily due to the enactment of tax reform, which reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Refer to Note 5  to the Condensed Consolidated Financial Statements for more information.

Liquidity and Capital Resources

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$52	$22
Restricted trust and escrow accounts:
Insurance reserves	$308	$203
Final capping, closure, post-closure and environmental remediation funds	102	101
Other	12	15
Total restricted trust and escrow accounts	$422	$319
Debt:
Current portion	$1,056	$739
Long-term portion	8,901	8,752
Total debt	$9,957	$9,491

As of March 31, 2018, we had $2,180 million of debt maturing within the next 12 months, including (i) $989 million of short-term borrowings under our commercial paper program; (ii) $831 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $233 million of other debt with scheduled maturities within the next 12 months, including $181 million of tax-exempt bonds; (iv) C$128 million, or $99 million, of borrowings under our Canadian term loan and (v) $28 million of borrowings under our long-term U.S. credit facility (“$2.25 billion revolving credit facility”). As of March 31, 2018, we have classified $1,124 million of this debt as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.25 billion revolving credit facility. The remaining $1,056 million is classified as current obligations.

Free Cash Flow

As is our practice, we are presenting free cash flow, which is a non-GAAP measure of liquidity, in our disclosures because we use this measure in the evaluation and management of our business. We define free cash flow as net cash provided by operating activities, less capital expenditures, plus proceeds from divestitures of businesses and other assets (net of cash divested). We believe it is indicative of our ability to pay our quarterly dividends, repurchase common stock, fund acquisitions and other investments and, in the absence of refinancings, to repay our debt obligations. Free cash flow is not intended to replace net cash provided by operating activities, which is the most comparable GAAP measure. We believe free cash flow gives investors useful insight into how we view our liquidity, but the use of free cash flow as a liquidity measure has material limitations because it excludes certain expenditures that are required or that we have committed to, such as declared dividend payments and debt service requirements.

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three months ended March 31 is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2018	2017
Net cash provided by operating activities (a)	$809	$722
Capital expenditures	(400)	(332)
Proceeds from divestitures of businesses and other assets (net of cash divested)	14	7
Free cash flow (a)	$423	$397

(a)

Prior year information has been revised to reflect the adoption of ASU 2016-18 and conform to our current year presentation. See Note 1 to the Condensed Consolidated Financial Statements for further discussion.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three months ended March 31 (in millions):

	2018	2017(a)
Net cash provided by operating activities	$809	$722
Net cash used in investing activities	$(637)	$(337)
Net cash used in financing activities	$(38)	$(385)

(a)

Prior year information has been revised to reflect the adoption of ASU 2016‑15 and ASU 2016-18 and conform to our current year presentation. See Note 1 to the Condensed Consolidated Financial Statements for further discussion.

Net Cash Provided by Operating Activities —  Our operating cash flows increased by $87 million for the three months ended March 31, 2018, as compared with the prior year period, as a result of (i) an increase in income from operations, excluding depreciation and amortization of $69 million, primarily attributable to higher earnings from our Traditional Solid Waste business and (ii) lower interest payments. These increases were partially offset by lower earnings from our recycling line of business.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three months ended March 31, 2018 and 2017 are summarized below:

•	Acquisitions — We spent $246 million and $8 million on acquisitions during the three months ended March 31, 2018 and 2017, respectively, related to our Solid Waste business.
•

Capital Expenditures — We used $400 million and $332 million for capital expenditures during the three months ended March 31, 2018 and 2017, respectively. The Company continues to maintain a disciplined focus on capital management and fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business and the timing of replacement of aging assets.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the three months ended March 31, 2018 and 2017 are summarized below:

•

Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt (excluding our commercial paper program discussed below) for the three months ended March 31 (in millions):

	2018	2017
Borrowings:
$2.25 billion revolving credit facility	$28	$25
Canadian term loan and revolving credit facility	8	5
Other debt	25	24
	$61	$54
Repayments:
$2.25 billion revolving credit facility	$—	$(451)
Canadian term loan and revolving credit facility	(19)	(41)
Tax-exempt bonds	(20)	—
Other debt	(41)	(49)
	$(80)	$(541)
Net cash repayments	$(19)	$(487)

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Commercial Paper Program — During the three months ended March 31, 2018 and 2017, we had net cash borrowings of $471 million and $210 million (net of the related discount on issuance), respectively, under our commercial paper program. Borrowings were primarily to support new business opportunities and for general corporate purposes.

•

Common Stock Repurchase Program — We repurchased  $258 million of common stock during the three months ended March 31, 2018, of which $8 million was paid in April 2018. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

•

Cash Dividends — We paid cash dividends of $206 million and $194 million during the three months ended March 31, 2018 and 2017, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.425 in 2017 to $0.465 in 2018 and has been offset, in part, by a reduction in our common stock outstanding during 2018 as a result of our common stock repurchase program.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2017. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

New Accounting Standard Pending Adoption

Leases — In February 2016, the Financial Accounting Standards Board issued ASU 2016‑02 associated with lease accounting. There have been further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019. We are assessing the provisions of this amended guidance and we have (i) formed an implementation work team; (ii) performed training for the various organizations that will be most affected by the new standard and (iii) acquired a software solution to manage and account for leases under the new standard. We are evaluating the impact of this amended guidance on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2018, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher construction and demolition waste volumes. The volumes of industrial and residential collection waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of March 31, 2018, does not differ materially from that discussed under Item 7A in our Annual Report on Form 10‑K for the year ended December 31, 2017.

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2018 (the end of the period covered by this Quarterly Report on Form 10‑Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2018. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 7 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2017 in response to Item 1A to Part I of Form 10‑K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the first quarter of 2018 (shares in millions):

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
January 1 — 31	—	$—	—	$1.25 billion
February 1 — 28	2.3	$85.13	2.3	$1 billion
March 1 — 31	0.7	$85.03	0.7	$992 million
Total	3.0	$85.11	3.0

In February 2018, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $250 million of our common stock. At the beginning of the repurchase period, we delivered $250 million in cash and received 2.3 million shares. This agreement was completed in March 2018 and we received 0.6 million additional shares. The final weighted average per share price for the completed ASR agreement was $85.15.  In March 2018, after completion of the ASR agreement, we repurchased 0.1 million additional shares in open market transactions under a 10b5-1 plan for $8 million, inclusive of per-share commissions, and made payment in April 2018.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description
3.2	Amended and Restated By-Laws of Waste Management, Inc. as of February 19, 2018 [incorporated by reference to Exhibit 3.2 to Form 8-K filed February 23, 2018].

10.1	Form of 2018 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K filed February 23, 2018].

31.1*	Certification Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Senior Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Senior Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE MANAGEMENT, INC.

	By:	/s/ DEVINA A. RANKIN
Devina A. Rankin
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

WASTE MANAGEMENT, INC.

	By:	/s/ LESLIE K. NAGY
Leslie K. Nagy
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: April 23, 2018