Form 10-Q
period 2018-06-30
WASTE MANAGEMENT INC
filed 2018-07-25
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 20, 2018 was 428,716,960 (excluding treasury shares of 201,565,501).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47	$22
Accounts receivable, net of allowance for doubtful accounts of $24 and $21, respectively	1,838	1,805
Other receivables	351	569
Parts and supplies	100	96
Other assets	135	132
Total current assets	2,471	2,624
Property and equipment, net of accumulated depreciation and amortization of $18,050 and $17,704, respectively	11,625	11,559
Goodwill	6,346	6,247
Other intangible assets, net	553	547
Restricted trust and escrow accounts	419	319
Investments in unconsolidated entities	254	269
Other assets	346	264
Total assets	$22,014	$21,829
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$829	$1,040
Accrued liabilities	1,131	980
Deferred revenues	517	503
Current portion of long-term debt	828	739
Total current liabilities	3,305	3,262
Long-term debt, less current portion	8,968	8,752
Deferred income taxes	1,250	1,248
Landfill and environmental remediation liabilities	1,810	1,770
Other liabilities	625	755
Total liabilities	15,958	15,787
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,935	4,933
Retained earnings	9,166	8,588
Accumulated other comprehensive income (loss)	(49)	8
Treasury stock at cost, 201,905,532 and 196,963,558 shares, respectively	(8,004)	(7,516)
Total Waste Management, Inc. stockholders’ equity	6,054	6,019
Noncontrolling interests	2	23
Total equity	6,056	6,042
Total liabilities and equity	$22,014	$21,829

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating revenues	$3,739	$3,677	$7,250	$7,117
Costs and expenses:
Operating	2,313	2,290	4,497	4,456
Selling, general and administrative	365	353	738	743
Depreciation and amortization	384	356	731	684
Restructuring	1	1	3	2
(Gain) loss from divestitures, asset impairments and unusual items, net	(39)	4	(42)	1
	3,024	3,004	5,927	5,886
Income from operations	715	673	1,323	1,231
Other income (expense):
Interest expense, net	(93)	(90)	(184)	(182)
Equity in net losses of unconsolidated entities	(13)	(13)	(20)	(45)
Other, net	—	—	1	—
	(106)	(103)	(203)	(227)
Income before income taxes	609	570	1,120	1,004
Income tax expense	110	209	226	346
Consolidated net income	499	361	894	658
Less: Net loss attributable to noncontrolling interests	—	(1)	(1)	(2)
Net income attributable to Waste Management, Inc.	$499	$362	$895	$660
Basic earnings per common share	$1.16	$0.82	$2.07	$1.49
Diluted earnings per common share	$1.15	$0.81	$2.06	$1.49
Cash dividends declared per common share	$0.465	$0.425	$0.93	$0.85

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated net income	$499	$361	$894	$658
Other comprehensive income (loss), net of tax:
Derivative instruments, net	2	2	4	4
Available-for-sale securities, net	—	1	(1)	2
Foreign currency translation adjustments	(23)	30	(55)	40
Post-retirement benefit obligation, net	—	—	—	1
Other comprehensive income (loss), net of tax	(21)	33	(52)	47
Comprehensive income	478	394	842	705
Less: Comprehensive loss attributable to noncontrolling interests	—	(1)	(1)	(2)
Comprehensive income attributable to Waste Management, Inc.	$478	$395	$843	$707

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$894	$658
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	731	684
Deferred income tax benefit	(21)	(3)
Interest accretion on landfill liabilities	47	45
Provision for bad debts	22	21
Equity-based compensation expense	41	54
Net gain on disposal of assets	(10)	(5)
(Gain) loss from divestitures, asset impairments and other, net	(42)	29
Equity in net losses of unconsolidated entities, net of dividends	20	17
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	202	43
Other current assets	(9)	(3)
Other assets	(2)	(5)
Accounts payable and accrued liabilities	31	32
Deferred revenues and other liabilities	(120)	(32)
Net cash provided by operating activities	1,784	1,535
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(263)	(49)
Capital expenditures	(836)	(631)
Proceeds from divestitures of businesses and other assets (net of cash divested)	96	13
Other, net	(7)	(6)
Net cash used in investing activities	(1,010)	(673)
Cash flows from financing activities:
New borrowings	83	86
Debt repayments	(196)	(627)
Net commercial paper borrowings	443	253
Common stock repurchase program	(550)	(250)
Cash dividends	(406)	(381)
Exercise of common stock options	33	86
Tax payments associated with equity-based compensation transactions	(28)	(47)
Other, net	(26)	21
Net cash used in financing activities	(647)	(859)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(1)	—
Increase in cash, cash equivalents and restricted cash and cash equivalents	126	3
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	293	94
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$419	$97

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$47	$32
Restricted cash and cash equivalents included in restricted trust and escrow accounts	372	65
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$419	$97

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Balance, December 31, 2017	$6,042	630,282	$6	$4,933	$8,588	$8	(196,964)	$(7,516)	$23
Adoption of new accounting standards	80	—	—	—	85	(5)	—	—	—
Consolidated net income	894	—	—	—	895	—	—	—	(1)
Other comprehensive income (loss), net of tax	(52)	—	—	—	—	(52)	—	—	—
Cash dividends	(406)	—	—	—	(406)	—	—	—	—
Equity-based compensation transactions, net	68	—	—	2	4	—	1,624	62	—
Common stock repurchase program	(550)	—	—	—	—	—	(6,568)	(550)	—
Divestiture of noncontrolling interest	(19)	—	—	—	—	—	—	—	(19)
Other, net	(1)	—	—	—	—	—	2	—	(1)
Balance, June 30, 2018	$6,056	630,282	$6	$4,935	$9,166	$(49)	(201,906)	$(8,004)	$2

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

The Condensed Consolidated Financial Statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2017.

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

The impact of adopting the amended guidance primarily relates to (i) the deferral of certain sales incentives, which previously were expensed as incurred, but under the new guidance are capitalized as other assets and amortized to selling,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general and administrative expenses over the expected life of the customer relationship and (ii) the recognition of certain consideration payable to our customers as a reduction in operating revenues, which under historical guidance was recorded as operating expenses. We recognized a net $80 million increase to our retained earnings as of January 1, 2018 for the cumulative impact of adopting the amended guidance associated with the capitalization of sales incentives as contract acquisition costs consisting of a $108 million asset and a related $28 million deferred tax liability. There were no material impacts on our consolidated financial statements, which include these changes, as a result of our adoption of this amended guidance.

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

We concluded that all equity investments within the scope of ASU 2016-01, which primarily relate to equity securities previously accounted for under the cost method, do not have readily determinable fair values. Accordingly, the value of these investments beginning January 1, 2018 has been measured using a quantitative approach, or the measurement alternative, as noted above. As of June 30, 2018, the carrying amount of our investments without readily determinable fair values was $84 million. During the three and six months ended June 30, 2018, we did not recognize any impairments or other adjustments.

Statement of Cash Flows — In August 2016, the FASB issued ASU 2016‑15 associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016‑18 associated with the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of the amended guidance was to reduce existing diversity in practice. This amended guidance was retrospectively adopted on January 1, 2018 and required the following disclosures and changes to the presentation of our financial statements:

•

Cash, cash equivalents and restricted cash and cash equivalents reported on the Condensed Consolidated Statements of Cash Flows now includes restricted cash and cash equivalents of $62 million, $65 million and $271 million as of December 31, 2016, June 30, 2017 and December 31, 2017, respectively, in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets as well as previously reported cash and cash equivalents.

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

Leases — In February 2016, the FASB issued ASU 2016‑02 associated with lease accounting. There have been further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019. We are assessing the provisions of this amended guidance and we have (i) formed an implementation work team; (ii) performed training for the various organizations that will be most affected by the new standard; (iii) acquired a software solution to manage and account for leases under the new standard and (iv) identified our initial lease population that will be impacted by the new standard. We are evaluating the impact of this amended guidance on our consolidated financial statements.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2018			December 31, 2017
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$130	$28	$158	$128	$28	$156
Long-term	1,589	221	1,810	1,547	223	1,770
	$1,719	$249	$1,968	$1,675	$251	$1,926

The changes to landfill and environmental remediation liabilities for the six months ended June 30, 2018 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2017	$1,675	$251
Obligations incurred and capitalized	41	—
Obligations settled	(45)	(10)
Interest accretion	47	2
Revisions in estimates and interest rate assumptions	(7)	6
Acquisitions, divestitures and other adjustments	8	—
June 30, 2018	$1,719	$249

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

3.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2018:

	June 30,	December 31,
	2018	2017
Revolving credit facility	$—	$—
Commercial paper program (weighted average interest rate of 2.4% as of June 30, 2018 and 1.9% as of December 31, 2017)	968	515
Canadian term loan and revolving credit facility, maturing March 2019 (weighted average effective interest rate of 2.7% as of June 30, 2018 and 2.5% as of December 31, 2017)	71	113
Senior notes, maturing through 2045, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 4.3% as of June 30, 2018 and December 31, 2017)	6,222	6,222
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 1.35% to 5.7% (weighted average interest rate of 2.2% as of June 30, 2018 and 2.0% as of December 31, 2017)	2,328	2,370
Capital leases and other, maturing through 2040, interest rates up to 12%	260	327
Debt issuance costs, discounts and other	(53)	(56)
	9,796	9,491
Current portion of long-term debt	828	739
	$8,968	$8,752

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Classification

As of June 30, 2018, we had $2.1 billion of debt maturing within the next 12 months, including (i) $968 million of short-term borrowings under our commercial paper program; (ii) $796 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $265 million of other debt with scheduled maturities within the next 12 months, including $219 million of tax-exempt bonds and (iv) C$94 million, or $71 million, of borrowings under our Canadian term loan. Of the $968 million of short-term borrowings outstanding under our commercial paper program as of June 30, 2018 that are supported by our long-term U.S. and Canadian revolving credit facility (“$2.75 billion revolving credit facility”), we have the intent and ability to refinance or maintain $476 million of these borrowings on a long-term basis, and we have classified these amounts as long-term debt. As of June 30, 2018, we have classified an additional $796 million of debt as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.75 billion revolving credit facility, as discussed below. The remaining $828 million is classified as current obligations.

As of June 30, 2018, we also have $268 million of variable-rate tax-exempt bonds that are supported by letters of credit under our $2.75 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $2.75 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have also classified these borrowings as long-term in our Condensed Consolidated Balance Sheet as of June 30, 2018.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$2.75 Billion Revolving Credit Facility — In June 2018, we entered into the $2.75 billion revolving credit facility, which amended and restated our prior long-term U.S. revolving credit facility. Amendments to the credit agreement included (i) increasing total capacity under the facility from $2.25 billion to $2.75 billion; (ii) establishment of a $750 million accordion feature that may be used to increase total capacity in future periods; (iii) extending the term through June 2023 and (iv) inclusion of two one-year extension options. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WM, were added as additional borrowers under the $2.75 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. Waste Management Holdings, Inc., a wholly-owned subsidiary of WM, guarantees all of the obligations under the revolving credit facility.

The $2.75 billion revolving credit facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit or commercial paper. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of June 30, 2018, we had no outstanding borrowings under this facility. We had $603 million of letters of credit issued and $968 million of outstanding borrowings under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $1.2 billion as of June 30, 2018.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The commercial paper program is fully supported by our $2.75 billion revolving credit facility. In the second quarter of 2018, we amended our commercial paper program, increasing our ability to borrow funds from $1.5 billion to $2.75 billion, provided that the aggregate outstanding amount of commercial paper borrowings, together with borrowings and issued letters of credit under the $2.75 billion revolving credit facility, shall not at any time exceed the aggregate authorized borrowing capacity of such facility. As of June 30, 2018, we had $968 million of outstanding borrowings under our commercial paper program.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canadian Term Loan and Revolving Credit Facility — We have a Canadian credit agreement (which includes a term loan and revolving credit facility) that matures in March 2019. This agreement provides the Company (i) C$50 million of revolving credit capacity, which can be used for borrowings or letters of credit, and (ii) C$460 million of non-revolving term credit that is prepayable without penalty and principal amounts repaid may not be reborrowed. As of June 30, 2018, we had C$94 million, or $71 million, of outstanding borrowings under our Canadian term loan. During the third quarter of 2018, we expect to incur borrowings under our $2.75 billion revolving credit facility to repay the outstanding borrowings under our Canadian term loan. As of June 30, 2018, we had no borrowings or letters of credit outstanding under the Canadian revolving credit facility.

Other Letter of Credit Facilities — As of June 30, 2018, we utilized $503 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through June 2019.

Debt Borrowings and Repayments

Revolving Credit Facility — During the six months ended June 30, 2018, we borrowed and repaid $28 million under our revolving credit facility, which we amended and restated in June 2018, as discussed above.

Commercial Paper Program — During the six months ended June 30, 2018, we had net cash borrowings of $443 million to support new business opportunities and for general corporate purposes.

Canadian Term Loan and Revolving Credit Facility — During the six months ended June 30, 2018, we had net repayments of C$48 million, or $37 million, of net advances under our Canadian term loan and revolving credit facility with available cash. The remaining change in the carrying value of outstanding borrowings under our Canadian term loan is due to foreign currency translation.

Tax-Exempt Bonds — During the six months ended June 30, 2018, we repaid $42 million of our tax-exempt bonds with available cash.

Capital Leases and Other — During the six months ended June 30, 2018, capital leases and other debt had a net decrease of $67 million, primarily due to divestitures and net cash repayments of debt at maturity.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance and classify them as current since they are earned within a year and there are no significant financing components. Substantially all our deferred revenues during the reported periods are realized as revenues within one to three months, when the related services are performed.

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

As of June 30, 2018, we had $139 million of deferred contract costs, of which $108 million was related to deferred sales incentives. During the three and six months ended June 30, 2018, we amortized $5 million and $11 million of sales incentives to selling, general and administrative expense, and $9 million and $19 million of other contract acquisition costs as a reduction in revenue, respectively.

Long-Term Contracts

Approximately 30% of our total revenue is derived from contracts with an effective term greater than one year. The consideration for these contracts is variable in nature. The variable elements of these contracts primarily include the number of homes and businesses served and annual rate changes based on consumer price index, fuel prices or other

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.    Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2018 was 18.1% and 20.2%, respectively, compared with 36.6% and 34.4%, respectively, for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The decrease in the effective income tax rate for the three and six months ended June 30, 2018, compared with the prior year periods, was primarily due to the enactment of tax reform, as discussed below.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2018 was primarily due to the favorable impact of tax audit settlements and federal tax credits offset, in part, by the unfavorable impact of state and local income taxes. The six-month period was also favorably impacted by excess tax benefits related to equity-based compensation.

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

Enactment of Tax Reform — The Act was signed into law on December 22, 2017. The most significant impacts of the Act to the Company include a reduction in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and a one-time, mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.

In accordance with ASU 2018-05 and SAB 118, the Company recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. As of June 30, 2018, we have not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. We are continuing to gather information to assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns during 2018.

Tax Audit Settlements — We are currently under audit by the IRS and various state and local taxing authorities and our audits are in various stages of completion. In June 2018, we settled various tax audits, which resulted in a reduction in our income tax expense of $33 million.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, in our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2018, we recognized $6 million and $12 million of net losses and a reduction in our income tax expense of $12 million and $22 million, respectively, primarily because of tax credits realized from these investments. During the three and six months ended June 30, 2017, we recognized $9 million and $15 million of net losses and a reduction in our income tax expense of $14 million and $25 million, respectively, primarily because of tax credits realized from these investments. Interest expense associated with our investment in low-income housing properties was not material for the periods presented. See Note 13 for additional information related to these unconsolidated variable interest entities.

Equity-Based Compensation — During the three and six months ended June 30, 2018, we recognized a reduction in our income tax expense of $1 million and $12 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards compared with $2 million and $34 million, respectively, for the comparable prior year periods.

6.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Number of common shares outstanding at end of period	428.4	439.7	428.4	439.7
Effect of using weighted average common shares outstanding	1.5	2.2	3.2	1.9
Weighted average basic common shares outstanding	429.9	441.9	431.6	441.6
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.4	2.5	2.5	2.8
Weighted average diluted common shares outstanding	432.3	444.4	434.1	444.4
Potentially issuable shares	8.0	8.4	8.0	8.4
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.9	2.3	1.9	2.3

7.    Commitments and Contingencies

Financial Instruments — We have obtained letters of credit, surety bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill final capping, closure and post-closure requirements, environmental remediation and other obligations. Letters of credit generally are supported by our $2.75 billion revolving credit facility and other credit facilities established for that purpose. These facilities are discussed further in Note 3. Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) a wholly-owned insurance captive, the sole business of which is to issue surety bonds and/or insurance policies on our behalf.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of June 30, 2018, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including (i) guarantees to cover certain market value losses for approximately 775 homeowners’ properties adjacent to or near 19 of our landfills and (ii) guarantees totaling $85 million for performance obligations of our Wheelabrator business, divested in 2014. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing, and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, and we do not expect the financial impact of operational and financial performance guarantees to materially exceed the recorded fair value.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $145 million higher than the $249 million recorded in the Condensed Consolidated Balance Sheet as of June 30, 2018. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of June 30, 2018, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s selected remedy for the site. Allocation of responsibility among the PRPs for the selected remedy has not been established. As of June 30, 2018 and December 31, 2017, the recorded liability for MIMC’s estimated potential share of the EPA’s selected remedy and related costs was $55 million. MIMC’s ultimate liability could be materially different from current estimates.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. We are currently in the examination phase of IRS audits for the 2017 and 2018 tax years and expect these audits to be completed within the next 21 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2011. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues	Revenues	Operations
Three Months Ended June 30:
2018
Solid Waste:
Tier 1	$1,485	$(269)	$1,216	$395
Tier 2	663	(123)	540	141
Tier 3	1,776	(350)	1,426	295
Solid Waste	3,924	(742)	3,182	831
Other	613	(56)	557	13
	4,537	(798)	3,739	844
Corporate and Other	—	—	—	(129)
Total	$4,537	$(798)	$3,739	$715

2017
Solid Waste:
Tier 1	$1,417	$(258)	$1,159	$395
Tier 2	651	(114)	537	142
Tier 3	1,691	(311)	1,380	296
Solid Waste	3,759	(683)	3,076	833
Other	657	(56)	601	(18)
	4,416	(739)	3,677	815
Corporate and Other	—	—	—	(142)
Total	$4,416	$(739)	$3,677	$673

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues	Revenues	Operations
Six Months Ended June 30:
2018
Solid Waste:
Tier 1	$2,858	$(510)	$2,348	$760
Tier 2	1,276	(234)	1,042	263
Tier 3	3,409	(659)	2,750	586
Solid Waste	7,543	(1,403)	6,140	1,609
Other	1,220	(110)	1,110	(10)
	8,763	(1,513)	7,250	1,599
Corporate and Other	—	—	—	(276)
Total	$8,763	$(1,513)	$7,250	$1,323

2017
Solid Waste:
Tier 1	$2,757	$(496)	$2,261	$761
Tier 2	1,243	(215)	1,028	258
Tier 3	3,268	(596)	2,672	564
Solid Waste	7,268	(1,307)	5,961	1,583
Other	1,260	(104)	1,156	(50)
	8,528	(1,411)	7,117	1,533
Corporate and Other	—	—	—	(302)
Total	$8,528	$(1,411)	$7,117	$1,231

The mix of operating revenues from our major lines of business are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Commercial	$986	$917	$1,941	$1,828
Residential	632	632	1,246	1,253
Industrial	708	654	1,345	1,257
Other	115	123	216	223
Total collection	2,441	2,326	4,748	4,561
Landfill	915	864	1,720	1,603
Transfer	437	414	812	780
Recycling	305	375	617	747
Other (a)	439	437	866	837
Intercompany (b)	(798)	(739)	(1,513)	(1,411)
Total	$3,739	$3,677	$7,250	$7,117

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

9.    Acquisitions and Divestitures

Acquisitions

During the six months ended June 30, 2018, we acquired 12 solid waste businesses. Total consideration, net of cash acquired, for these acquisitions was $266 million, which included $256 million in cash paid and $10 million of purchase price holdbacks. The businesses acquired provide collection, transfer and disposal services. As of June 30, 2018, the allocation of the purchase price for these acquisitions is preliminary; fair value estimates of identifiable assets acquired and liabilities assumed are based on management’s estimates, judgments and assumptions and are subject to change until finalized.

Divestitures

During the six months ended June 30, 2018, we sold certain ancillary operations and received cash proceeds from these divestitures of $86 million and recognized net gains of $42 million, which are included in (gain) loss from divestitures, asset impairments and unusual items, net in the Condensed Consolidated Statement of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2017	$(33)	$15	$29	$(3)	$8
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $0, $0 and $0, respectively	—	(1)	(55)	—	(56)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $2, $0, $0 and $0, respectively	4	—	—	—	4
Net current period other comprehensive income (loss)	4	(1)	(55)	—	(52)
Adoption of new accounting standard (a)	(7)	3	—	(1)	(5)
Balance, June 30, 2018	$(36)	$17	$(26)	$(4)	$(49)

(a)	As of January 1, 2018, we adopted ASU 2018-02 and reclassified stranded tax effects to retained earnings. See Note 1 for further discussion of ASU 2018-02.

We had no active derivatives outstanding during the reported periods. Amounts reclassified out of accumulated other comprehensive income (loss) associated with our previously terminated cash flow hedges were not material for the periods presented.

11.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. During the six months ended June 30, 2018, we entered into and completed two accelerated share repurchase agreements to repurchase $450 million of our common stock and received 5.4 million shares based on a final weighted average per share price of $83.87.

From March 2018 through May 2018, we repurchased an additional 1.2 million shares in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $100 million, inclusive of per-share commissions, at a weighted average per share price of $83.20.

As of June 30, 2018, the Company has authorization for $700 million of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	June 30,	December 31,
	2018	2017
	(Unaudited)
Fair Value Measurements Using:
Quoted prices in active markets (Level 1):
Money market funds	$109	$225
	109	225

Significant other observable inputs (Level 2):
Available-for-sale securities	49	49
Fixed-income securities	46	47
	95	96

Significant unobservable inputs (Level 3):
Redeemable preferred stock (a)	55	55
	55	55

Total Assets	$259	$376

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

Fair Value of Debt

As of June 30, 2018 and December 31, 2017, the carrying value of our debt was $9.8 billion and $9.5 billion, respectively. The estimated fair value of our debt was approximately  $9.9 billion as of June 30, 2018 and December 31, 2017.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2018 and December 31, 2017. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties and Refined Coal Facility Investments

We do not consolidate our investments in entities established to manage low-income housing properties and a refined coal facility as we have determined we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these two entities was $48 million and $59 million as of June 30, 2018 and December 31, 2017, respectively. The debt balance related to our investment in low-income housing properties was $23 million and $34 million as of June 30, 2018 and December 31, 2017, respectively. Additional information related to these investments is discussed in Note 5.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as we either do not have the (i) power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $99 million as of June 30, 2018 and December 31, 2017.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of our accumulated other comprehensive income (loss). These trusts had a fair value of $102 million and $101 million as of June 30, 2018 and December 31, 2017, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2018

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$47	$—	$47
Other current assets	91	7	2,326	—	2,424
	91	7	2,373	—	2,471
Property and equipment, net	—	—	11,625	—	11,625
Investments in affiliates	23,466	23,921	—	(47,387)	—
Advances to affiliates	—	—	15,969	(15,969)	—
Other assets	8	31	7,879	—	7,918
Total assets	$23,565	$23,959	$37,846	$(63,356)	$22,014

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$491	$—	$337	$—	$828
Accounts payable and other current liabilities	84	9	2,384	—	2,477
	575	9	2,721	—	3,305
Long-term debt, less current portion	6,936	304	1,728	—	8,968
Due to affiliates	16,069	181	6,073	(22,323)	—
Other liabilities	4	—	3,681	—	3,685
Total liabilities	23,584	494	14,203	(22,323)	15,958
Equity:
Stockholders’ equity	6,054	23,465	23,922	(47,387)	6,054
Advances to affiliates	(6,073)	—	(281)	6,354	—
Noncontrolling interests	—	—	2	—	2
	(19)	23,465	23,643	(41,033)	6,056
Total liabilities and equity	$23,565	$23,959	$37,846	$(63,356)	$22,014

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2018

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,783	$(44)	$3,739
Costs and expenses	44	—	3,024	(44)	3,024
Income from operations	(44)	—	759	—	715
Other income (expense):
Interest expense, net	(78)	(4)	(11)	—	(93)
Equity in earnings of subsidiaries, net of tax	588	591	—	(1,179)	—
Other, net	—	—	(13)	—	(13)
	510	587	(24)	(1,179)	(106)
Income before income taxes	466	587	735	(1,179)	609
Income tax expense (benefit)	(33)	(1)	144	—	110
Consolidated net income	499	588	591	(1,179)	499
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Waste Management, Inc.	$499	$588	$591	$(1,179)	$499

Three Months Ended June 30, 2017

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,677	$—	$3,677
Costs and expenses	—	—	3,004	—	3,004
Income from operations	—	—	673	—	673
Other income (expense):
Interest expense, net	(74)	(5)	(11)	—	(90)
Equity in earnings of subsidiaries, net of tax	406	409	—	(815)	—
Other, net	—	—	(13)	—	(13)
	332	404	(24)	(815)	(103)
Income before income taxes	332	404	649	(815)	570
Income tax expense (benefit)	(30)	(2)	241	—	209
Consolidated net income	362	406	408	(815)	361
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to Waste Management, Inc.	$362	$406	$409	$(815)	$362

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2018

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$7,338	$(88)	$7,250
Costs and expenses	88	—	5,927	(88)	5,927
Income from operations	(88)	—	1,411	—	1,323
Other income (expense):
Interest expense, net	(154)	(9)	(21)	—	(184)
Equity in earnings of subsidiaries, net of tax	1,073	1,080	—	(2,153)	—
Other, net	—	—	(19)	—	(19)
	919	1,071	(40)	(2,153)	(203)
Income before income taxes	831	1,071	1,371	(2,153)	1,120
Income tax expense (benefit)	(64)	(2)	292	—	226
Consolidated net income	895	1,073	1,079	(2,153)	894
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to Waste Management, Inc.	$895	$1,073	$1,080	$(2,153)	$895

Six Months Ended June 30, 2017

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$7,117	$—	$7,117
Costs and expenses	—	—	5,886	—	5,886
Income from operations	—	—	1,231	—	1,231
Other income (expense):
Interest expense, net	(148)	(10)	(24)	—	(182)
Equity in earnings of subsidiaries, net of tax	749	755	—	(1,504)	—
Other, net	—	—	(45)	—	(45)
	601	745	(69)	(1,504)	(227)
Income before income taxes	601	745	1,162	(1,504)	1,004
Income tax expense (benefit)	(59)	(4)	409	—	346
Consolidated net income	660	749	753	(1,504)	658
Less: Net loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income attributable to Waste Management, Inc.	$660	$749	$755	$(1,504)	$660

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30:
2018
Comprehensive income	$501	$588	$568	$(1,179)	$478
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Waste Management, Inc.	$501	$588	$568	$(1,179)	$478

2017
Comprehensive income	$364	$406	$439	$(815)	$394
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Waste Management, Inc.	$364	$406	$440	$(815)	$395

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Six Months Ended June 30:
2018
Comprehensive income	$899	$1,073	$1,023	$(2,153)	$842
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Waste Management, Inc.	$899	$1,073	$1,024	$(2,153)	$843

2017
Comprehensive income	$664	$749	$796	$(1,504)	$705
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Waste Management, Inc.	$664	$749	$798	$(1,504)	$707

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2018

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$1,784	$—	$1,784
Investing activities	—	—	(1,010)	—	(1,010)
Financing activities	—	—	(647)	—	(647)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	(1)	—	(1)
Intercompany activity	—	—	—	—	—
Increase in cash, cash equivalents and restricted cash and cash equivalents	—	—	126	—	126
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	293	—	293
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$419	$—	$419

Six Months Ended June 30, 2017

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$1,535	$—	$1,535
Investing activities	—	—	(673)	—	(673)
Financing activities	—	—	(859)	—	(859)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—
Increase in cash, cash equivalents and restricted cash and cash equivalents	—	—	3	—	3
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	94	—	94
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$97	$—	$97

(a)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries.

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

Some of the risks that we believe could affect our business and financial statements for 2018 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company include the following:

•

competition may negatively affect our profitability or cash flows, our pricing strategy may have negative effects on volumes, and inability to execute our pricing strategy while retaining and attracting customers may negatively affect our average yield on our collection and disposal business;

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

•

a significant portion of the recycled fiber we market is shipped to export markets across the globe, particularly China; changes in international or domestic regulations and restrictions or tariffs on American or Chinese imports and exports, including actions taken by the Chinese government, could increase operating expense, result in excess supply and drive down prices;

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

The generally favorable macro-economic environment, including steady spending by consumers and businesses and construction starts, has benefited our volume growth and gross margins in recent quarters, and we are not expecting any significant shift in the near term. However, we have seen disruption and downward price pressure in the global market for recycling commodities, due in part to actions by the Chinese government that have restricted our ability to sell recycled fiber to Chinese paper mills. We and others in the industry continue to work to adapt to the Chinese government’s regulations and identify alternative markets.

Current Quarter Financial Results

During the second quarter of 2018, we produced strong operating results from our Traditional Solid Waste business, driven by strong yield and volume growth in our collection and disposal business. Net income and earnings per diluted share growth was even more pronounced given the reduction in our effective tax rate due to the enactment of tax reform and tax audit settlements. The Company continued its commitment to supporting both organic and inorganic growth during the second quarter of 2018, allocating $436 million of available cash to capital expenditures and $21 million to the acquisition of solid waste businesses. We also allocated $500 million to our shareholders during the second quarter of 2018 through common stock repurchases and dividends.

Key elements of our financial results for the current quarter include:

•

Revenues were $3,739 million compared with $3,677 million in the prior year period, an increase of $62 million, or 1.7%. The increase is primarily attributable to yield and volume growth in our collection and disposal business, partially offset by lower market prices for recycling commodities;

•

Operating expenses were $2,313 million, or 61.9% of revenues, compared with $2,290 million, or 62.3% of revenues, in the prior year period. The $23 million increase is primarily attributable to higher volumes in the current year period, partially offset by decreased cost of goods sold due to lower market prices for recycling commodities;

•

Selling, general and administrative expenses were $365 million, or 9.8% of revenues, compared with $353 million, or 9.6% or revenues. The $12 million increase is primarily attributable to higher litigation settlement costs in the current year period;

•	Income from operations was $715 million, or 19.1% of revenues, compared with $673 million, or 18.3% of revenues, in the prior year period;
•

Net income attributable to Waste Management, Inc. was $499 million, or $1.15 per diluted share, compared with $362 million, or $0.81 per diluted share, in the prior year period. The increase is primarily attributable (i) the tax reform enacted in December 2017 which decreased the federal corporate income tax rate; (ii) improved operating results in our Traditional Solid Waste business; (iii) net gains associated with the sale of certain ancillary operations and (iv) the settlement of various tax audits, which resulted in a reduction in our income tax expense. Partially offsetting the increase is lower earnings from our recycling line of business due to lower market prices for recycling commodities;

•	Net cash provided by operating activities was $975 million compared with $813 million in the prior year period; and

•

Free cash flow was $621 million compared with $520 million in the prior year period. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Solid Waste	$3,924	$3,759	$7,543	$7,268
Other	613	657	1,220	1,260
Intercompany	(798)	(739)	(1,513)	(1,411)
Total	$3,739	$3,677	$7,250	$7,117

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Commercial	$986	$917	$1,941	$1,828
Residential	632	632	1,246	1,253
Industrial	708	654	1,345	1,257
Other	115	123	216	223
Total collection	2,441	2,326	4,748	4,561
Landfill	915	864	1,720	1,603
Transfer	437	414	812	780
Recycling	305	375	617	747
Other (a)	439	437	866	837
Intercompany (b)	(798)	(739)	(1,513)	(1,411)
Total	$3,739	$3,677	$7,250	$7,117

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

(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2018 vs. 2017				Period-to-Period Change for the Six Months Ended June 30, 2018 vs. 2017
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$72	2.3%			$140	2.3%
Recycling commodities	(88)	(23.4)			(161)	(21.6)
Fuel surcharges and mandated fees	32	24.1			56	22.3
Total average yield (c)			$16	0.4%			$35	0.5%
Volume			66	1.8			154	2.2
Internal revenue growth			82	2.2			189	2.7
Acquisitions			61	1.7			89	1.2
Divestitures			(29)	(0.8)			(38)	(0.5)
Foreign currency translation and other			(52)	(1.4)			(107)	(1.5)
Total			$62	1.7%			$133	1.9%

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

Revenue growth from collection and disposal average yield was $72 million, or 2.3%, and $140 million, or 2.3%, for the three and six months ended June 30, 2018, respectively. We experienced growth in our collection and disposal business in the current year periods. The details are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Six Months Ended
	June 30, 2018 vs. 2017		June 30, 2018 vs. 2017
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$24	2.8%	$52	3.0%
Industrial	28	4.7	47	4.1
Residential	10	1.6	22	1.8
Total collection	62	2.9	121	2.8
Landfill	6	1.1	13	1.3
Transfer	4	1.8	6	1.6
Total collection and disposal	$72	2.3%	$140	2.3%

Our increase in collection and disposal yield for the three and six months ended June 30, 2018, compared to the prior year periods, includes increased revenues of $19 million and $36 million, respectively, from our environmental fees.

Recycling Commodities — Decreases in the market prices for recycling commodities resulted in revenue decline of $88 million and $161 million for the three and six months ended June  30, 2018,  respectively, as compared with the prior year periods. Disruptions in the global movement of recycling commodities continued to reduce market prices in the current year periods. Average market prices for recycling commodities at the Company’s facilities were 43% and 40% lower for the three and six months ended June 30, 2018, respectively, compared with the prior year periods. We expect these disruptions in the market to extend through the remainder of 2018, and likely beyond, which will continue to put downward pressure on average market prices for recycling commodities.

Fuel Surcharges and Mandated Fees — These revenues, which are predominantly generated by our fuel surcharge program, increased $32 million and $56 million for the three and six months ended June 30, 2018, respectively, as compared with the prior year periods.  These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Market prices for diesel fuel increased 25% and 21% for the three and six months ended June 30, 2018, respectively, compared with the prior year periods. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These fees did not have a significant impact on the comparability of the periods.

Volume

Our revenues from volumes increased $66 million, or 1.8%, and $154 million, or 2.2%, for the three and six months ended June 30, 2018, respectively, as compared with the prior year periods, excluding volumes from acquisitions and divestitures.

We experienced higher volumes due to improving market conditions in our Traditional Solid Waste business and strong sales performance. Our focus on customer service and disciplined growth delivered consistent operating results throughout 2017 and into the first half of 2018. Two large new contract additions in the second half of 2017 favorably impacted volume growth for our commercial collection and transfer stations. Additionally, clean-up efforts of natural disasters throughout the U.S. in the second half of 2017 continued to favorably affect our landfill volumes through the first quarter of 2018. Our residential collection experienced volume declines in the first six months of 2018 because of our continued focus on renegotiating existing contracts and only entering into new contracts with a reasonable rate of return.

Foreign Currency Translation and Other

Revenue increases from foreign currency translation, which affects revenues from our Canadian operations, were more than offset by the revenue decline associated with the adoption of Accounting Standards Update (“ASU”) 2014-09 and other changes. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for further discussion of ASU 2014‑09.

Operating Expenses

The following table summarizes the major components of our operating expenses (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2018	2017	Change		2018	2017	Change
Labor and related benefits	$674	$614	$60	9.8%	$1,327	$1,224	$103	8.4%
Transfer and disposal costs	282	257	25	9.7	539	490	49	10.0
Maintenance and repairs	312	288	24	8.3	614	567	47	8.3
Subcontractor costs	337	320	17	5.3	651	605	46	7.6
Cost of goods sold	189	255	(66)	(25.9)	380	494	(114)	(23.1)
Fuel	112	91	21	23.1	188	183	5	2.7
Disposal and franchise fees and taxes	155	194	(39)	(20.1)	289	368	(79)	(21.5)
Landfill operating costs	80	88	(8)	(9.1)	160	169	(9)	(5.3)
Risk management	53	60	(7)	(11.7)	105	112	(7)	(6.3)
Other	119	123	(4)	(3.3)	244	244	—	—
	$2,313	$2,290	$23	1.0%	$4,497	$4,456	$41	0.9%
Percentage of revenues	61.9%	62.3%			62.0%	62.6%

The increase in volumes in the current year periods, as compared to the prior year periods, as discussed above in Operating Revenues, affects the comparability of operating expenses for the periods presented.

Other significant items affecting the comparability of operating expenses for the periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was driven by (i) volume growth in our collection business, which led to increased training costs; (ii) a bonus plan established in early 2018 targeted at improving employee retention and (iii) merit increases.

Maintenance and Repairs — The increase in maintenance and repairs costs was driven by (i) higher labor costs and (ii) higher parts and third-party service costs.

Cost of Goods Sold — The decrease in cost of goods sold was primarily driven by (i) lower market prices for recycling commodities and (ii) a change in accounting for certain customer rebates due to the adoption of ASU 2014-09 in the current year periods. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for further discussion of ASU 2014‑09.

Fuel — The increase in fuel costs was due to higher market prices for diesel fuel.  This increase was offset, in part, by the recognition of a $28 million benefit from the extension of federal natural gas fuel credits. We recognized the benefit in the first quarter of 2018 when the legislation was passed, though the credits relate to 2017 business activity and these credits were not extended into 2018.

Disposal and Franchise Fees and Taxes — The decrease in disposal and franchise fees and taxes was driven by the adoption of ASU 2014-09 in the current year periods; specifically, certain franchise fees were treated as disposal fees and taxes in the prior year periods and were treated as a reduction to revenue in the current year periods. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for further discussion of ASU 2014-09.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2018	2017	Change		2018	2017	Change
Labor and related benefits	$240	$241	$(1)	(0.4)%	$492	$517	$(25)	(4.8)%
Professional fees	29	25	4	16.0	53	46	7	15.2
Provision for bad debts	10	10	—	—	21	20	1	5.0
Other	86	77	9	11.7	172	160	12	7.5
	$365	$353	$12	3.4%	$738	$743	$(5)	(0.7)%
Percentage of revenues	9.8%	9.6%			10.2%	10.4%

The decrease in our labor and related benefits costs during the three and six months ended June 30, 2018, compared to the prior year periods, is largely due to lower incentive compensation accruals in the current year periods. Other items affecting the comparability of our labor and related benefits costs for the reported periods include (i) severance costs for former executives incurred during the first quarter of 2017; (ii) merit increases and (iii) a bonus plan established in early 2018 targeted at improving employee retention. Increases in our other expenses are a result of higher litigation settlement costs in the current year periods.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2018	2017	Change		2018	2017	Change
Depreciation of tangible property and equipment	$212	$195	$17	8.7%	$416	$386	$30	7.8%
Amortization of landfill airspace	146	137	9	6.6	266	251	15	6.0
Amortization of intangible assets	26	24	2	8.3	49	47	2	4.3
	$384	$356	$28	7.9%	$731	$684	$47	6.9%
Percentage of revenues	10.3%	9.7%			10.1%	9.6%

The increase in depreciation of tangible property and equipment during the three and six months ended June 30, 2018, compared to the prior year periods, was primarily due to increased capital expenditures to support organic growth in our business. The increase in amortization of landfill airspace during the three and six months ended June 30, 2018, compared to the prior year periods, was primarily due to increased volumes at our landfills and changes in estimates.

Gain (Loss) from Divestitures, Asset Impairments and Unusual Items, Net

We recognized net gains from divestitures of $39 million and $42 million during the three and six months ended June 30, 2018, respectively, due to the sale of certain ancillary operations.

Income from Operations

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2018	2017	Change		2018	2017	Change
Solid Waste:
Tier 1	$395	$395	$—	—%	$760	$761	$(1)	(0.1)%
Tier 2	141	142	(1)	(0.7)	263	258	5	1.9
Tier 3	295	296	(1)	(0.3)	586	564	22	3.9
Solid Waste	831	833	(2)	(0.2)	1,609	1,583	26	1.6
Other	13	(18)	31	*	(10)	(50)	40	(80.0)
Corporate and Other	(129)	(142)	13	(9.2)	(276)	(302)	26	(8.6)
Total	$715	$673	$42	6.2%	$1,323	$1,231	$92	7.5%
Percentage of revenues	19.1%	18.3%			18.2%	17.3%

* Percentage change does not provide a meaningful comparison.

All information presented has been updated to reflect our realigned segments which are discussed further in Note 8 to the Condensed Consolidated Financial Statements.

The significant items affecting income from operations for our segments during the three and six months ended June 30, 2018, as compared with the prior year periods, are summarized below:

•

Solid Waste —  Our Traditional Solid Waste business benefited from internal revenue growth, primarily in Tier 3, and certain natural gas fuel credits in the first quarter of 2018 offset, in part, by (i) lower market prices for recycling commodities; (ii) a bonus plan established in early 2018 targeted at improving employee retention; (iii) merit increases and (iv) increased maintenance and repair costs.

•	Other — Net gains from divestitures of certain ancillary operations in the current year periods.
•	Corporate and Other — Decreased expenses as a result of lower incentive compensation accruals in the current year periods and severance costs for former executives during the first quarter of 2017.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $13 million and $20 million during the three and six months ended June 30, 2018, respectively, compared with $13 million and $45 million during the three and six months ended June 30, 2017, respectively. During the six months ended June 30, 2017, we recognized $28 million of impairment charges to write down equity method investments in waste diversion technology companies to their estimated fair values. The remaining losses for each period are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. Refer to Notes 5 and 13 to the Condensed Consolidated Financial Statements for more information related to these investments.

Income Tax Expense

Our income tax expense was $110 million and $226 million for the three and six months ended June 30, 2018, respectively, compared to $209 million and $346 million for the three and six months ended June 30, 2017, respectively. Our effective income tax rate was 18.1% and 20.2% for the three and six months ended June 30, 2018, respectively, compared with 36.6% and 34.4% for the three and six months ended June 30, 2017, respectively. The decrease in our income tax expense and effective income tax rates for the three and six months ended June 30, 2018, compared with the prior year periods, was primarily due to the enactment of tax reform, which reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. Refer to Note 5  to the Condensed Consolidated Financial Statements for more information.

Liquidity and Capital Resources

The Company consistently generates cash flow from operations that meets and exceeds its working capital needs, the payments of its dividend and investment in the business through capital expenditures and acquisitions. We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business activities that may arise during the year as a result of changing business conditions or new opportunities. The Company believes that its investment grade credit ratings, large value of unencumbered assets and modest leverage enable it to obtain adequate financing to meet its ongoing capital, operating and other liquidity requirements.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$47	$22
Restricted trust and escrow accounts:
Insurance reserves	$304	$203
Final capping, closure, post-closure and environmental remediation funds	102	101
Other	13	15
Total restricted trust and escrow accounts	$419	$319
Debt:
Current portion	$828	$739
Long-term portion	8,968	8,752
Total debt	$9,796	$9,491

As of June 30, 2018, we had $2.1 billion of debt maturing within the next 12 months, including (i) $968 million of short-term borrowings under our commercial paper program; (ii) $796 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $265 million of other debt with scheduled maturities within the next 12 months, including $219 million of tax-exempt bonds and (iv) C$94 million, or $71 million, of borrowings under our Canadian term loan. Of the $968 million of short-term borrowings outstanding under our commercial paper program as of June 30, 2018 that are supported by our long-term U.S. and Canadian revolving credit facility (“$2.75 billion revolving credit facility”), we have the intent and ability to refinance or maintain $476 million of these borrowings on a long-term basis, and we have classified these amounts as long-term debt. As of June 30, 2018, we have classified an additional $796 million of debt as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.75 billion revolving credit facility. The remaining $828 million is classified as current obligations.

Refinancing of Revolving Credit Facility

In June 2018, we entered into the $2.75 billion revolving credit facility, which amended and restated our prior long-term U.S. revolving credit facility. Amendments to the credit agreement included (i) increasing total capacity under the facility from $2.25 billion to $2.75 billion; (ii) establishment of a $750 million accordion feature that may be used to increase total capacity in future periods; (iii) extending the term through June 2023 and (iv) inclusion of two one-year extension options. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WM, were added as additional borrowers under the $2.75 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. Waste Management Holdings, Inc., a wholly-owned subsidiary of WM, guarantees all of the obligations under the revolving credit facility. During the third quarter of 2018, we expect to incur borrowings under our $2.75 billion revolving credit facility to repay the outstanding borrowings under our Canadian term loan.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net cash provided by operating activities (a)	$975	$813	$1,784	$1,535
Capital expenditures	(436)	(299)	(836)	(631)
Proceeds from divestitures of businesses and other assets (net of cash divested)	82	6	96	13
Free cash flow (a)	$621	$520	$1,044	$917

(a)

Prior year information has been revised to reflect the adoption of ASU 2016-18 and conform to our current year presentation. See Note 1 to the Condensed Consolidated Financial Statements for further discussion.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six months ended June 30 (in millions):

	2018	2017(a)
Net cash provided by operating activities	$1,784	$1,535
Net cash used in investing activities	$(1,010)	$(673)
Net cash used in financing activities	$(647)	$(859)

(a)

Prior year information has been revised to reflect the adoption of ASU 2016‑15 and ASU 2016-18 and conform to our current year presentation. See Note 1 to the Condensed Consolidated Financial Statements for further discussion.

Net Cash Provided by Operating Activities —  Our operating cash flows increased by $249 million for the six months ended June 30, 2018, as compared with the prior year period, as a result of (i) lower tax payments and (ii) an increase in income from operations, excluding depreciation and amortization and (gain) loss from divestitures, asset impairments and unusual items, net primarily attributable to higher earnings from our Traditional Solid Waste business,  partially offset by lower earnings from our recycling line of business.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six months ended June 30, 2018 and 2017 are summarized below:

•	Acquisitions — We spent $263 million and $49 million on acquisitions during the six months ended June 30, 2018 and 2017, respectively, related to our Solid Waste business.

•

Capital Expenditures — We used $836 million and $631 million for capital expenditures during the six months ended June 30, 2018 and 2017, respectively. The Company continues to maintain a disciplined focus on capital management and fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business and the timing of replacement of aging assets.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six months ended June 30, 2018 and 2017 are summarized below:

•

Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt (excluding our commercial paper program discussed below) for the six months ended June 30 (in millions):

	2018	2017
Borrowings:
Revolving credit facility (a)	$28	$25
Canadian term loan and revolving credit facility	8	5
Other debt	47	56
	$83	$86
Repayments:
Revolving credit facility (a)	$(28)	$(451)
Canadian term loan and revolving credit facility	(45)	(79)
Tax-exempt bonds	(42)	—
Other debt	(81)	(97)
	$(196)	$(627)
Net cash repayments	$(113)	$(541)

(a)	Our revolving credit facility was amended and restated in June 2018.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Commercial Paper Program — During the six months ended June 30, 2018 and 2017, we had net cash borrowings of $443 million and $253 million, respectively, under our commercial paper program. Borrowings were primarily to support new business opportunities and for general corporate purposes.

•

Common Stock Repurchase Program — We paid  $550 million and $250 million for share repurchases during the six months ended June 30, 2018 and 2017, respectively. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

•

Cash Dividends — We paid cash dividends of $406 million and $381 million during the six months ended June 30, 2018 and 2017, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.425 in 2017 to $0.465 in 2018 and has been offset, in part, by a reduction in our common stock outstanding during 2018 as a result of our common stock repurchase program.

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

New Accounting Standard Pending Adoption

Leases — In February 2016, the Financial Accounting Standards Board issued ASU 2016‑02 associated with lease accounting. There have been further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019. We are assessing the provisions of this amended guidance and we have (i) formed an implementation work team; (ii) performed training for the various organizations that will be most affected by the new standard; (iii) acquired a software solution to manage and account for leases under the new standard and (iv) identified our initial lease population that will be impacted by the new standard. We are evaluating the impact of this amended guidance on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2018, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of June 30, 2018 does not differ materially from that discussed under Item 7A in our Annual Report on Form 10‑K for the year ended December 31, 2017.

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2018 (the end of the period covered by this Quarterly Report on Form 10‑Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2018. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the second quarter of 2018 (shares in millions):

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
April 1 — 30	1.0	$83.34	1.0	$908 million
May 1 — 31	2.1	$80.86	2.1	$700 million
June 1 — 30	0.5	$82.32	0.5	$700 million
Total	3.6	$82.58	3.6

During the second quarter of 2018, we repurchased 1.1 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $92 million, inclusive of per-share commissions, at a weighted average per share price of $83.14.

In May 2018, we entered in to an accelerated share repurchase (“ASR”) agreement to repurchase $200 million of our common stock. At the beginning of the repurchase period, we delivered $200 million in cash and received 2.0 million shares based on a stock price of $80.84. This agreement was completed in June 2018 and we received 0.5 million additional shares.  The final average per share price for the completed ASR agreement was $82.32, which is the “Average Price Paid per Share” shown for June 2018.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description
10.1

$2.75 Billion Fourth Amended and Restated Revolving Credit Agreement dated as of June 26, 2018 by and among Waste Management, Inc., Waste Management of Canada Corporation, WM Quebec Inc. and Waste Management Holdings, Inc., certain banks party thereto, and Bank of America, N.A., as administrative agent [incorporated by reference to Exhibit 10.1 to Form 8-K filed June 29, 2018].

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

Date: July 25, 2018