Form 10-Q
period 2018-09-30
WASTE MANAGEMENT INC
filed 2018-10-25
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 22, 2018 was 426,347,027 (excluding treasury shares of 203,935,434).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83	$22
Accounts receivable, net of allowance for doubtful accounts of $25 and $21, respectively	1,943	1,805
Other receivables	399	569
Parts and supplies	103	96
Other assets	147	132
Total current assets	2,675	2,624
Property and equipment, net of accumulated depreciation and amortization of $18,174 and $17,704, respectively	11,815	11,559
Goodwill	6,390	6,247
Other intangible assets, net	554	547
Restricted trust and escrow accounts	394	319
Investments in unconsolidated entities	419	269
Other assets	344	264
Total assets	$22,591	$21,829
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$940	$1,040
Accrued liabilities	1,171	980
Deferred revenues	512	503
Current portion of long-term debt	447	739
Total current liabilities	3,070	3,262
Long-term debt, less current portion	9,569	8,752
Deferred income taxes	1,245	1,248
Landfill and environmental remediation liabilities	1,832	1,770
Other liabilities	634	755
Total liabilities	16,350	15,787
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,927	4,933
Retained earnings	9,464	8,588
Accumulated other comprehensive income (loss)	(16)	8
Treasury stock at cost, 203,157,357 and 196,963,558 shares, respectively	(8,142)	(7,516)
Total Waste Management, Inc. stockholders’ equity	6,239	6,019
Noncontrolling interests	2	23
Total equity	6,241	6,042
Total liabilities and equity	$22,591	$21,829

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating revenues	$3,822	$3,716	$11,072	$10,833
Costs and expenses:
Operating	2,373	2,302	6,870	6,758
Selling, general and administrative	345	356	1,083	1,099
Depreciation and amortization	376	350	1,107	1,034
Restructuring	1	(2)	4	—
(Gain) loss from divestitures, asset impairments and unusual items, net	28	9	(14)	10
	3,123	3,015	9,050	8,901
Income from operations	699	701	2,022	1,932
Other income (expense):
Interest expense, net	(93)	(90)	(277)	(272)
Equity in net losses of unconsolidated entities	(9)	(8)	(29)	(53)
Other, net	—	—	1	—
	(102)	(98)	(305)	(325)
Income before income taxes	597	603	1,717	1,607
Income tax expense	99	215	325	561
Consolidated net income	498	388	1,392	1,046
Less: Net income (loss) attributable to noncontrolling interests	(1)	2	(2)	—
Net income attributable to Waste Management, Inc.	$499	$386	$1,394	$1,046
Basic earnings per common share	$1.16	$0.88	$3.24	$2.37
Diluted earnings per common share	$1.16	$0.87	$3.22	$2.36
Cash dividends declared per common share	$0.465	$0.425	$1.395	$1.275

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Consolidated net income	$498	$388	$1,392	$1,046
Other comprehensive income (loss), net of tax:
Derivative instruments, net	2	2	6	6
Available-for-sale securities, net	9	—	8	2
Foreign currency translation adjustments	22	46	(33)	86
Post-retirement benefit obligation, net	—	(1)	—	—
Other comprehensive income (loss), net of tax	33	47	(19)	94
Comprehensive income	531	435	1,373	1,140
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	2	(2)	—
Comprehensive income attributable to Waste Management, Inc.	$532	$433	$1,375	$1,140

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$1,392	$1,046
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,107	1,034
Deferred income tax benefit	(32)	(46)
Interest accretion on landfill liabilities	71	68
Provision for bad debts	35	31
Equity-based compensation expense	63	74
Net gain on disposal of assets	(21)	(7)
(Gain) loss from divestitures, asset impairments and other, net	(14)	38
Equity in net losses of unconsolidated entities, net of dividends	29	25
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	43	112
Other current assets	(22)	(25)
Other assets	(3)	(2)
Accounts payable and accrued liabilities	177	105
Deferred revenues and other liabilities	(167)	(65)
Net cash provided by operating activities	2,658	2,388
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(342)	(78)
Capital expenditures	(1,240)	(981)
Proceeds from divestitures of businesses and other assets (net of cash divested)	106	19
Other, net	(30)	(10)
Net cash used in investing activities	(1,506)	(1,050)
Cash flows from financing activities:
New borrowings	174	197
Debt repayments	(338)	(749)
Net commercial paper borrowings	523	501
Common stock repurchase program	(750)	(750)
Cash dividends	(605)	(566)
Exercise of common stock options	45	92
Tax payments associated with equity-based compensation transactions	(28)	(47)
Other, net	(36)	(9)
Net cash used in financing activities	(1,015)	(1,331)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	1
Increase in cash, cash equivalents and restricted cash and cash equivalents	137	8
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	293	94
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$430	$102

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$83	$35
Restricted cash and cash equivalents included in restricted trust and escrow accounts	347	67
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$430	$102

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Balance, December 31, 2017	$6,042	630,282	$6	$4,933	$8,588	$8	(196,964)	$(7,516)	$23
Adoption of new accounting standards	80	—	—	—	85	(5)	—	—	—
Consolidated net income	1,392	—	—	—	1,394	—	—	—	(2)
Other comprehensive income (loss), net of tax	(19)	—	—	—	—	(19)	—	—	—
Cash dividends	(605)	—	—	—	(605)	—	—	—	—
Equity-based compensation transactions, net	120	—	—	34	2	—	2,181	84	—
Common stock repurchase program	(750)	—	—	(40)	—	—	(8,375)	(710)	—
Divestiture of noncontrolling interest	(19)	—	—	—	—	—	—	—	(19)
Other, net	—	—	—	—	—	—	1	—	—
Balance, September 30, 2018	$6,241	630,282	$6	$4,927	$9,464	$(16)	(203,157)	$(8,142)	$2

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

The Condensed Consolidated Financial Statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2017.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact of adopting the amended guidance primarily relates to (i) the deferral of certain sales incentives, which previously were expensed as incurred, but under the new guidance are capitalized as other assets and amortized to selling, general and administrative expenses over the expected life of the customer relationship and (ii) the recognition of certain consideration payable to our customers as a reduction in operating revenues, which under historical guidance was recorded as operating expenses. We recognized a net $80 million increase to our retained earnings as of January 1, 2018 for the cumulative impact of adopting the amended guidance associated with the capitalization of sales incentives as contract acquisition costs consisting of a $108 million asset and a related $28 million deferred tax liability. There were no material impacts on our consolidated financial statements, which include these changes, as a result of our adoption of this amended guidance.

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

We concluded that all equity investments within the scope of ASU 2016-01, which primarily relate to equity securities previously accounted for under the cost method, do not have readily determinable fair values. Accordingly, the value of these investments beginning January 1, 2018 has been measured using a quantitative approach, or the measurement alternative, as noted above. As of September 30, 2018, the carrying amount of our investments without readily determinable fair values was $85 million. During the three and nine months ended September 30, 2018, we did not recognize any impairments or other adjustments related to these investments.

Statement of Cash Flows — In August 2016, the FASB issued ASU 2016‑15 associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016‑18 associated with the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of the amended guidance was to reduce existing diversity in practice. This amended guidance was retrospectively adopted on January 1, 2018 and required the following disclosures and changes to the presentation of our financial statements:

•

Cash, cash equivalents and restricted cash and cash equivalents reported on the Condensed Consolidated Statements of Cash Flows now includes restricted cash and cash equivalents of $62 million, $67 million and $271 million as of December 31, 2016, September 30, 2017 and December 31, 2017, respectively, in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets as well as previously reported cash and cash equivalents.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income — In February 2018, the FASB issued ASU 2018-02 associated with the reclassification of certain tax effects from accumulated other comprehensive income (loss). This amended guidance allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) which was signed into law on December 22, 2017. We early adopted this amended guidance on January 1, 2018, and as a result, elected to reclassify $5 million of stranded tax effects from accumulated other comprehensive income (loss) to retained earnings using a specific identification approach. See Note 11 for additional disclosures related to this amended guidance.

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

Leases — In February 2016, the FASB issued ASU 2016‑02 associated with lease accounting. There have been further amendments, including practical expedients, with the issuance of ASU 2018-01 and ASU 2018-11 in January 2018 and July 2018, respectively. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019. To date, we have performed the following activities related to the adoption of the standard: (i) formed an implementation work team; (ii) performed training for the various organizations that will be most affected by the new standard; (iii) elected our practical expedients, including our transition method; (iv) acquired a software solution to manage and account for leases under the new standard and (v) identified our initial lease population that will be impacted by the new standard. We continue to evaluate the impact of this amended guidance on our consolidated financial statements.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2018			December 31, 2017
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$131	$27	$158	$128	$28	$156
Long-term	1,622	210	1,832	1,547	223	1,770
	$1,753	$237	$1,990	$1,675	$251	$1,926

The changes to landfill and environmental remediation liabilities for the nine months ended September 30, 2018 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2017	$1,675	$251
Obligations incurred and capitalized	62	—
Obligations settled	(71)	(18)
Interest accretion	71	4
Revisions in estimates and interest rate assumptions (a) (b)	7	2
Acquisitions, divestitures and other adjustments	9	(2)
September 30, 2018	$1,753	$237

(a)

The amount reported for our landfill liabilities includes an increase of $11 million due to the acceleration of the expected timing of capping activities for a landfill. See Note 10 for discussion of the impairment charge related to this landfill.

(b)

The amount reported for our environmental remediation liabilities includes the impact of an increase in the risk-free discount rate used to measure our liabilities from 2.5% at December 31, 2017 to 3.0% at September 30, 2018, resulting in a decrease of $5 million to our environmental remediation liabilities.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2018:

	September 30,	December 31,
	2018	2017
Revolving credit facility (weighted average interest rate of 2.7% as of September 30, 2018)	$44	$—
Commercial paper program (weighted average interest rate of 2.4% as of September 30, 2018 and 1.9% as of December 31, 2017)	1,053	515
Canadian term loan and revolving credit facility (weighted average effective interest rate of 2.5% as of December 31, 2017)	—	113
Senior notes, maturing through 2045, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 4.3% as of September 30, 2018 and December 31, 2017)	6,222	6,222
Tax-exempt bonds, maturing through 2045, fixed and variable interest rates ranging from 1.35% to 4.3% (weighted average interest rate of 2.2% as of September 30, 2018 and 2.0% as of December 31, 2017)	2,318	2,370
Capital leases and other, maturing through 2040, interest rates up to 12%	431	327
Debt issuance costs, discounts and other	(52)	(56)
	10,016	9,491
Current portion of long-term debt	447	739
	$9,569	$8,752

Debt Classification

As of September 30, 2018, we had $2.2 billion of debt maturing within the next 12 months, including (i) $1.1 billion of short-term borrowings under our commercial paper program; (ii) $806 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $260 million of other debt with scheduled maturities within the next 12 months, including $209 million of tax-exempt bonds and (iv) C$57 million, or $44 million,  of Canadian borrowings under our long-term U.S. and Canadian revolving credit facility (“$2.75 billion revolving credit facility”). Of the $1.1  billion of short-term borrowings outstanding under our commercial paper program as of September 30, 2018 that are supported by our $2.75 billion revolving credit facility, we have the intent and ability to refinance or maintain $955 million of these borrowings on a long-term basis, and we have classified these amounts as long-term debt. As of September 30, 2018, we have classified an additional $761 million of debt as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.75 billion revolving credit facility, as discussed below. The remaining $447 million is classified as current obligations.

As of September 30, 2018, we also have $268 million of variable-rate tax-exempt bonds that are supported by letters of credit under our $2.75 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $2.75 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have also classified these borrowings as long-term in our Condensed Consolidated Balance Sheet as of September 30, 2018.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Access to and Utilization of Credit Facilities and Commercial Paper Program

$2.75 Billion Revolving Credit Facility — In June 2018, we entered into the $2.75 billion revolving credit facility, which amended and restated our prior long-term U.S. revolving credit facility. Amendments to the credit agreement included (i) increasing total capacity under the facility from $2.25 billion to $2.75 billion; (ii) establishment of a $750 million accordion feature that may be used to increase total capacity in future periods; (iii) extending the term through June 2023 and (iv) inclusion of two one-year extension options. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WM, were added as additional borrowers under the $2.75 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. Waste Management Holdings, Inc., a wholly-owned subsidiary of WM, guarantees all of the obligations under the $2.75 billion revolving credit facility.

The $2.75 billion revolving credit facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit or commercial paper. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of September 30, 2018, we had C$57 million, or $44 million, of outstanding borrowings under this facility. We had $606 million of letters of credit issued and $1.1  billion of outstanding borrowings under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $1.0 billion as of September 30, 2018.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The commercial paper program is fully supported by our $2.75 billion revolving credit facility. In June 2018, we amended our commercial paper program, increasing our ability to borrow funds from $1.5 billion to $2.75 billion, provided that the aggregate outstanding amount of commercial paper borrowings, together with borrowings and issued letters of credit under the $2.75 billion revolving credit facility, shall not at any time exceed the aggregate authorized borrowing capacity of such facility. As of September 30, 2018, we had $1.1 billion of outstanding borrowings under our commercial paper program.

Canadian Term Loan and Revolving Credit Facility —  In August 2018, we terminated our Canadian credit agreement, as discussed further below. Prior to its termination, the Canadian credit agreement provided the Company with (i) C$50 million of revolving credit capacity to be used for borrowings or letters of credit and (ii) C$460 million of non-revolving term credit that was prepayable without penalty.

Other Letter of Credit Facilities — As of September 30, 2018, we utilized $541 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through September 2019.

Debt Borrowings and Repayments

Revolving Credit Facility — During the first half of 2018, we borrowed and repaid $28 million under our revolving credit facility, which we amended and restated in June 2018, as discussed above. During the third quarter of 2018, we had net cash Canadian borrowings of C$57 million, or $44 million, under our $2.75 billion revolving credit facility, all of which was used to repay the remaining balance under our Canadian term loan, as discussed below.

Commercial Paper Program — During the nine months ended September 30, 2018, we had net cash borrowings of $523 million to support new business opportunities and for general corporate purposes.

Canadian Term Loan and Revolving Credit Facility — Through August 2018, we repaid the remaining balance of C$142 million, or $109 million, owed under our Canadian term loan and revolving credit facility and subsequently terminated our Canadian credit agreement. The remaining change in the carrying value of outstanding borrowings under our Canadian term loan and revolving credit facility is due to foreign currency translation.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax-Exempt Bonds — During the nine months ended September 30, 2018, we repaid $52 million of our tax-exempt bonds with available cash.

Capital Leases and Other — The increase in our capital leases and other debt obligations during the nine months ended September 30, 2018 is primarily related to our new federal low-income housing investment discussed in Note 5, which increased our debt obligations by $139 million. This increase was offset by  a net decrease of $35 million, primarily due to divestitures and net cash repayments of debt at maturity.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2018, we had $141 million of deferred contract costs, of which $109 million was related to deferred sales incentives. During the three and nine months ended September 30, 2018, we amortized $6 million and $17 million of sales incentives to selling, general and administrative expense, and $8 million and $27 million of other contract acquisition costs as a reduction in revenue, respectively.

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

5.    Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2018 was 16.6% and 18.9%, respectively, compared with 35.7% and 34.9%, respectively, for the comparable prior year periods. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The decrease in the effective income tax rate for the three and nine months ended September 30, 2018, compared with the prior year periods, was primarily due to the enactment of tax reform, as discussed below.

The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three and nine months ended September 30, 2018 was primarily due to a reduction in income tax expense related to (i) adjustments to our accruals and related deferred taxes due to the filing of our 2017 income tax returns and changes in state laws; (ii) federal tax credits and (iii) impacts of enactment of tax reform offset, in part, by the unfavorable impact of state and local income taxes. The nine-month period was also favorably impacted by tax audit settlements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with ASU 2018-05 and SAB 118, the Company recognized the provisional tax impacts related to the remeasurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. In September 2018, measurement period adjustments to the provisional tax impacts due to the filing of our 2017 income tax returns resulted in a reduction in our income tax expense of $12 million. The reduction consisted of a net income tax benefit of $7 million for the remeasurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate and an income tax benefit of $5 million for the one-time, mandatory transition tax. Additional adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. We are continuing to gather information to assess the application of the Act and expect to complete our analysis during 2018.

Adjustments to Accruals and Related Deferred Taxes — During the three and nine months ended September 30, 2018, adjustments to our accruals and related deferred taxes due to the filing of our 2017 income tax returns and changes in state laws resulted in a reduction in our income tax expense of $27 million and $35 million, respectively, compared with $15 million for both of the prior year periods.

Investments Qualifying for Federal Tax Credits — We have significant financial interests in entities established to invest in and manage low-income housing properties and a refined coal facility. On September 28, 2018 we acquired an additional noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. Our consideration for this investment totaled $157 million, which was comprised of a $139 million note payable and an initial cash payment of $18 million. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments and the coal facility’s refinement processes qualify for federal tax credits that we expect to realize through 2030 under Sections 42 and 45D, and through 2019 under Section 45, respectively, of the Internal Revenue Code.

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, in our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2018, we recognized $5 million and $17 million of net losses and a reduction in our income tax expense of $18 million and $40 million, respectively, primarily because of tax credits realized from these investments. During the three and nine months ended September 30, 2017, we recognized $6 million and $21 million of net losses and a reduction in our income tax expense of $14 million and $39 million, respectively, primarily because of tax credits realized from these investments. Interest expense associated with our investments in low-income housing properties was not material for the periods presented. See Note 14 for additional information related to these unconsolidated variable interest entities.

Tax Audit Settlements — We are currently under audit by the IRS, the Canada Revenue Agency and various state and local taxing authorities and our audits are in various stages of completion. During the three and nine months ended September 30, 2018, we settled various tax audits, which resulted in a reduction in our income tax expense of $2 million and $35 million, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Number of common shares outstanding at end of period	427.1	434.2	427.1	434.2
Effect of using weighted average common shares outstanding	0.8	3.6	3.2	6.1
Weighted average basic common shares outstanding	427.9	437.8	430.3	440.3
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.9	3.0	2.9	3.0
Weighted average diluted common shares outstanding	430.8	440.8	433.2	443.3
Potentially issuable shares	7.6	8.2	7.6	8.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.5	1.9	1.5	2.3

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees — In the ordinary course of our business, WM and WM Holdings enter into guarantee agreements associated with their subsidiaries’ operations. Additionally, WM and WM Holdings have each guaranteed all of the senior debt of the other entity. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 15 for further discussion.

As of September 30, 2018, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including (i) guarantees to cover certain market value losses for approximately 775 homeowners’ properties adjacent to or near 18 of our landfills and (ii) guarantees totaling $85 million for performance obligations of our Wheelabrator business, divested in 2014. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing, and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, and we do not expect the financial impact of operational and financial performance guarantees to materially exceed the recorded fair value.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $140 million higher than the $237 million recorded in the Condensed Consolidated Balance Sheet as of September 30, 2018. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of September 30, 2018, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s selected remedy for the site. Allocation of responsibility among the PRPs for the selected remedy has not been established. As of September 30, 2018 and December 31, 2017, the recorded liability for MIMC’s estimated potential share of the EPA’s selected remedy and related costs was $55 million. MIMC’s ultimate liability could be materially different from current estimates.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. We are currently in the examination phase of IRS audits for the 2017 and 2018 tax years and expect these audits to be completed within the next 18 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2011. Additionally, we are under audit by the Canada Revenue Agency for the 2014 tax year. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

Annually, we analyze the Areas’ income from operations margins for purposes of segment reporting and in the fourth quarter of 2017, we realigned our Solid Waste tiers to reflect changes in their relative economic characteristics and prospects. These changes are the results of various factors including acquisitions, divestments, business mix and the economic climate of various geographies. Reclassifications have been made to our prior period consolidated financial information to conform to the most current presentation.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues	Revenues	Operations
Three Months Ended September 30:
2018
Solid Waste:
Tier 1	$1,506	$(277)	$1,229	$416
Tier 2	671	(127)	544	142
Tier 3	1,818	(353)	1,465	291
Solid Waste	3,995	(757)	3,238	849
Other	629	(45)	584	(15)
	4,624	(802)	3,822	834
Corporate and Other	—	—	—	(135)
Total	$4,624	$(802)	$3,822	$699

2017
Solid Waste:
Tier 1	$1,432	$(258)	$1,174	$398
Tier 2	660	(114)	546	142
Tier 3	1,711	(313)	1,398	313
Solid Waste	3,803	(685)	3,118	853
Other	662	(64)	598	(16)
	4,465	(749)	3,716	837
Corporate and Other	—	—	—	(136)
Total	$4,465	$(749)	$3,716	$701

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues	Revenues	Operations
Nine Months Ended September 30:
2018
Solid Waste:
Tier 1	$4,364	$(787)	$3,577	$1,176
Tier 2	1,947	(361)	1,586	405
Tier 3	5,227	(1,012)	4,215	877
Solid Waste	11,538	(2,160)	9,378	2,458
Other	1,849	(155)	1,694	(25)
	13,387	(2,315)	11,072	2,433
Corporate and Other	—	—	—	(411)
Total	$13,387	$(2,315)	$11,072	$2,022

2017
Solid Waste:
Tier 1	$4,189	$(754)	$3,435	$1,159
Tier 2	1,903	(329)	1,574	400
Tier 3	4,979	(909)	4,070	877
Solid Waste	11,071	(1,992)	9,079	2,436
Other	1,922	(168)	1,754	(66)
	12,993	(2,160)	10,833	2,370
Corporate and Other	—	—	—	(438)
Total	$12,993	$(2,160)	$10,833	$1,932

The mix of operating revenues from our major lines of business are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Commercial	$1,007	$936	$2,948	$2,764
Residential	639	635	1,885	1,888
Industrial	723	673	2,068	1,930
Other	117	107	333	330
Total collection	2,486	2,351	7,234	6,912
Landfill	926	884	2,646	2,487
Transfer	445	412	1,257	1,192
Recycling	337	375	954	1,122
Other (a)	430	443	1,296	1,280
Intercompany (b)	(802)	(749)	(2,315)	(2,160)
Total	$3,822	$3,716	$11,072	$10,833

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

9.    Acquisitions and Divestitures

Acquisitions

During the nine months ended September 30, 2018, we acquired 21 solid waste businesses. Total consideration, net of cash acquired, for these acquisitions was $350 million, which included $329 million in cash paid and $21 million of other consideration, primarily purchase price holdbacks. During the nine months ended September 30, 2018, we also paid $13 million of purchase price holdbacks, of which $7 million related to current year acquisitions. The businesses acquired provide collection, transfer and disposal services. As of September 30, 2018, the allocation of the purchase price for these acquisitions is preliminary; fair value estimates of identifiable assets acquired and liabilities assumed are based on management’s estimates, judgments and assumptions and are subject to change until finalized.

Divestitures

During the nine months ended September 30, 2018, we sold certain ancillary operations and received cash proceeds from these divestitures of $86 million and recognized net gains of $43 million, which are included in (gain) loss from divestitures, asset impairments and unusual items, net in the Condensed Consolidated Statement of Operations.

10.  Asset Impairments and Unusual Items

(Gain) loss from divestitures, asset impairments and unusual items, net

During the nine months ended September 30, 2018, we recognized a net gain of $14 million, primarily related to net gains from divestitures of $43 million due to the sale of certain ancillary operations, which were partially offset by a $29 million charge to impair a landfill in our Tier 3 segment based on an internally developed discounted projected cash flow analysis, taking into account continued volume decreases and revised capping cost estimates.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2017	$(33)	$15	$29	$(3)	$8
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $3, $0 and $0, respectively	—	8	(33)	—	(25)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $2, $0, $0 and $0, respectively	6	—	—	—	6
Net current period other comprehensive income (loss)	6	8	(33)	—	(19)
Adoption of new accounting standard (a)	(7)	3	—	(1)	(5)
Balance, September 30, 2018	$(34)	$26	$(4)	$(4)	$(16)

(a)	As of January 1, 2018, we adopted ASU 2018-02 and reclassified stranded tax effects to retained earnings. See Note 1 for further discussion of ASU 2018-02.

We had no active derivatives outstanding during the reported periods. Amounts reclassified out of accumulated other comprehensive income (loss) associated with our previously terminated cash flow hedges were not material for the periods presented.

12.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. During the six months ended June 30, 2018, we entered into and completed two accelerated share repurchase (“ASR”) agreements to repurchase $450 million of our common stock, and we received 5.4 million shares in connection with these two ASR agreements. In July 2018, we entered into a third ASR agreement to repurchase $200 million of our common stock. Pursuant to the July 2018 ASR agreement, we delivered $200 million cash and received 1.8 million shares. The weighted average per share price of the 7.2 million shares of common stock received under the three ASR agreements through September 30, 2018 was $85.04. The July 2018 ASR agreement completed in October 2018, at which time we received 0.4 million additional shares based on a final weighted average per share price of $90.07.

From March 2018 through May 2018, we repurchased an additional 1.2 million shares in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $100 million, inclusive of per-share commissions, at a weighted average per share price of $83.20.

As of September 30, 2018, the Company has authorization for $500 million of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	September 30,	December 31,
	2018	2017
Fair Value Measurements Using:
Quoted prices in active markets (Level 1):
Money market funds	$82	$225
	82	225

Significant other observable inputs (Level 2):
Available-for-sale securities	50	49
Fixed-income securities	45	47
	95	96

Significant unobservable inputs (Level 3):
Redeemable preferred stock (a)	66	55
	66	55

Total Assets	$243	$376

(a)

When available, Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions. In September 2018, the fair value of our redeemable preferred stock increased $11 million based on a recent third-party investors’ transaction in these securities.

Fair Value of Debt

As of September 30, 2018 and December 31, 2017, the carrying value of our debt was $10.0 billion and $9.5 billion, respectively. The estimated fair value of our debt was approximately  $10.1 billion and $9.9 billion as of September 30, 2018 and December 31, 2017.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2018 and December 31, 2017. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties and Refined Coal Facility Investments

We do not consolidate our investments in entities established to manage low-income housing properties and a refined coal facility because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $199 million and $59 million as of September 30, 2018 and December 31, 2017, respectively. The debt balance related to our investments in low-income housing properties was $156 million and $34 million as of September 30, 2018 and December 31, 2017, respectively. Additional information related to these investments is discussed in Note 5.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as we either do not have the (i) power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $99 million as of September 30, 2018 and December 31, 2017.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of our accumulated other comprehensive income (loss). These trusts had a fair value of $103 million and $101 million as of September 30, 2018 and December 31, 2017, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2018

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$83	$—	$83
Other current assets	46	5	2,541	—	2,592
	46	5	2,624	—	2,675
Property and equipment, net	—	—	11,815	—	11,815
Investments in affiliates	24,055	24,544	—	(48,599)	—
Advances to affiliates	—	—	16,289	(16,289)	—
Other assets	7	31	8,063	—	8,101
Total assets	$24,108	$24,580	$38,791	$(64,888)	$22,591

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$104	$—	$343	$—	$447
Accounts payable and other current liabilities	71	4	2,548	—	2,623
	175	4	2,891	—	3,070
Long-term debt, less current portion	7,409	304	1,856	—	9,569
Due to affiliates	16,353	219	6,073	(22,645)	—
Other liabilities	5	—	3,706	—	3,711
Total liabilities	23,942	527	14,526	(22,645)	16,350
Equity:
Stockholders’ equity	6,239	24,053	24,546	(48,599)	6,239
Advances to affiliates	(6,073)	—	(283)	6,356	—
Noncontrolling interests	—	—	2	—	2
	166	24,053	24,265	(42,243)	6,241
Total liabilities and equity	$24,108	$24,580	$38,791	$(64,888)	$22,591

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2018

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,866	$(44)	$3,822
Costs and expenses	44	—	3,123	(44)	3,123
Income from operations	(44)	—	743	—	699
Other income (expense):
Interest expense, net	(78)	(6)	(9)	—	(93)
Equity in earnings of subsidiaries, net of tax	589	592	—	(1,181)	—
Other, net	—	—	(9)	—	(9)
	511	586	(18)	(1,181)	(102)
Income before income taxes	467	586	725	(1,181)	597
Income tax expense (benefit)	(32)	(2)	133	—	99
Consolidated net income	499	588	592	(1,181)	498
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to Waste Management, Inc.	$499	$588	$593	$(1,181)	$499

Three Months Ended September 30, 2017

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,716	$—	$3,716
Costs and expenses	—	—	3,015	—	3,015
Income from operations	—	—	701	—	701
Other income (expense):
Interest expense, net	(75)	(5)	(10)	—	(90)
Equity in earnings of subsidiaries, net of tax	432	435	—	(867)	—
Other, net	—	—	(8)	—	(8)
	357	430	(18)	(867)	(98)
Income before income taxes	357	430	683	(867)	603
Income tax expense (benefit)	(29)	(2)	246	—	215
Consolidated net income	386	432	437	(867)	388
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	—	2
Net income attributable to Waste Management, Inc.	$386	$432	$435	$(867)	$386

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2018

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$11,204	$(132)	$11,072
Costs and expenses	132	—	9,050	(132)	9,050
Income from operations	(132)	—	2,154	—	2,022
Other income (expense):
Interest expense, net	(232)	(15)	(30)	—	(277)
Equity in earnings of subsidiaries, net of tax	1,662	1,672	—	(3,334)	—
Other, net	—	—	(28)	—	(28)
	1,430	1,657	(58)	(3,334)	(305)
Income before income taxes	1,298	1,657	2,096	(3,334)	1,717
Income tax expense (benefit)	(96)	(4)	425	—	325
Consolidated net income	1,394	1,661	1,671	(3,334)	1,392
Less: Net income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income attributable to Waste Management, Inc.	$1,394	$1,661	$1,673	$(3,334)	$1,394

Nine Months Ended September 30, 2017

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$10,833	$—	$10,833
Costs and expenses	—	—	8,901	—	8,901
Income from operations	—	—	1,932	—	1,932
Other income (expense):
Interest expense, net	(223)	(15)	(34)	—	(272)
Equity in earnings of subsidiaries, net of tax	1,181	1,190	—	(2,371)	—
Other, net	—	—	(53)	—	(53)
	958	1,175	(87)	(2,371)	(325)
Income before income taxes	958	1,175	1,845	(2,371)	1,607
Income tax expense (benefit)	(88)	(6)	655	—	561
Consolidated net income	1,046	1,181	1,190	(2,371)	1,046
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Waste Management, Inc.	$1,046	$1,181	$1,190	$(2,371)	$1,046

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30:
2018
Comprehensive income	$501	$588	$623	$(1,181)	$531
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Waste Management, Inc.	$501	$588	$624	$(1,181)	$532

2017
Comprehensive income	$388	$432	$482	$(867)	$435
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2	—	2
Comprehensive income attributable to Waste Management, Inc.	$388	$432	$480	$(867)	$433

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Nine Months Ended September 30:
2018
Comprehensive income	$1,400	$1,661	$1,646	$(3,334)	$1,373
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Waste Management, Inc.	$1,400	$1,661	$1,648	$(3,334)	$1,375

2017
Comprehensive income	$1,052	$1,181	$1,278	$(2,371)	$1,140
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Waste Management, Inc.	$1,052	$1,181	$1,278	$(2,371)	$1,140

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2018

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$2,658	$—	$2,658
Investing activities	—	—	(1,506)	—	(1,506)
Financing activities	—	—	(1,015)	—	(1,015)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—
Increase in cash, cash equivalents and restricted cash and cash equivalents	—	—	137	—	137
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	293	—	293
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$430	$—	$430

Nine Months Ended September 30, 2017

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$2,388	$—	$2,388
Investing activities	—	—	(1,050)	—	(1,050)
Financing activities	—	—	(1,331)	—	(1,331)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	1	—	1
Intercompany activity	—	—	—	—	—
Increase in cash, cash equivalents and restricted cash and cash equivalents	—	—	8	—	8
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	94	—	94
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$102	$—	$102

(a)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries.

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

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly want more of their waste materials recovered and waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills, and we monitor these developments to adapt our services offerings. As companies, individuals and communities look for ways to be more sustainable, we are promoting our comprehensive services that go beyond our core business of collecting and disposing of waste.

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

Current Quarter Financial Results

During the third quarter of 2018, we continued to produce strong operating results from our Traditional Solid Waste business, driven by strong yield and volume growth in our collection and disposal business. Net income and earnings per diluted share both increased primarily as a result of the strong operating results from our Traditional Solid Waste business as well as the favorable impact on our effective tax rate due to the enactment of tax reform.  The Company continued its commitment to supporting both organic and inorganic growth during the third quarter of 2018, allocating $404 million of available cash to capital expenditures and $79 million to the acquisition of solid waste businesses. We also allocated $399 million to our shareholders during the third quarter of 2018 through common stock repurchases and dividends.

Key elements of our financial results for the current quarter include:

•

Revenues were $3,822 million compared with $3,716 million in the prior year period, an increase of $106 million, or 2.9%. The increase is primarily attributable to higher volumes due to improving market conditions and increased yield in our collection and disposal business, partially offset by lower market prices for recycling commodities;

•

Operating expenses were $2,373 million, or 62.1% of revenues, compared with $2,302 million, or 61.9% of revenues, in the prior year period. The $71 million increase is primarily attributable to higher volumes in the current year period, partially offset by decreased cost of goods sold due to lower market prices for recycling commodities;

•

Selling, general and administrative expenses were $345 million, or 9.0% of revenues, compared with $356 million, or 9.6% or revenues, in the prior year period. The Company continues to focus on managing our controllable costs;

•	Income from operations was $699 million, or 18.3% of revenues, compared with $701 million, or 18.9% of revenues, in the prior year period;
•

Net income attributable to Waste Management, Inc. was $499 million, or $1.16 per diluted share, compared with $386 million, or $0.87 per diluted share, in the prior year period. The increase is primarily attributable to (i) improved operating results in our Traditional Solid Waste business; (ii) adjustments related to the enactment of tax reform and (iii) adjustments to our income tax accruals and related deferred taxes due to the filing of our 2017 income tax returns and changes in state tax laws. Partially offsetting these increases was the impairment of a landfill and lower earnings from our recycling line of business due to lower market prices for recycling commodities;

•	Net cash provided by operating activities was $874 million compared with $853 million in the prior year period; and

•

Free cash flow was $480 million compared with $509 million in the prior year period. The $29 million decrease is due to higher capital expenditures to support organic growth in our business. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Solid Waste	$3,995	$3,803	$11,538	$11,071
Other	629	662	1,849	1,922
Intercompany	(802)	(749)	(2,315)	(2,160)
Total	$3,822	$3,716	$11,072	$10,833

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Commercial	$1,007	$936	$2,948	$2,764
Residential	639	635	1,885	1,888
Industrial	723	673	2,068	1,930
Other	117	107	333	330
Total collection	2,486	2,351	7,234	6,912
Landfill	926	884	2,646	2,487
Transfer	445	412	1,257	1,192
Recycling	337	375	954	1,122
Other (a)	430	443	1,296	1,280
Intercompany (b)	(802)	(749)	(2,315)	(2,160)
Total	$3,822	$3,716	$11,072	$10,833

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

(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2018 vs. 2017				Period-to-Period Change for the Nine Months Ended September 30, 2018 vs. 2017
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$78	2.5%			$218	2.4%
Recycling commodities	(91)	(24.3)			(252)	(22.5)
Fuel surcharges and mandated fees	31	23.8			87	22.8
Total average yield (c)			$18	0.5%			$53	0.5%
Volume			155	4.2			309	2.9
Internal revenue growth			173	4.7			362	3.4
Acquisitions			53	1.4			142	1.3
Divestitures			(52)	(1.4)			(90)	(0.9)
Foreign currency translation and other			(68)	(1.8)			(175)	(1.6)
Total			$106	2.9%			$239	2.2%

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

Revenue growth from collection and disposal average yield was $78 million, or 2.5%, and $218 million, or 2.4%, for the three and nine months ended September 30, 2018, respectively. We experienced growth in our collection and disposal business in the current year periods. The details are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Nine Months Ended
	September 30, 2018 vs. 2017		September 30, 2018 vs. 2017
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$27	3.0%	$79	3.0%
Industrial	31	4.8	78	4.3
Residential	12	2.1	34	1.9
Total collection	70	3.2	191	3.0
Landfill	3	0.7	16	1.1
Transfer	5	2.3	11	1.8
Total collection and disposal	$78	2.5%	$218	2.4%

Our increase in collection and disposal yield for the three and nine months ended September 30, 2018, compared to the prior year periods, includes increased revenues of $19 million and $55 million, respectively, from our environmental fees.

Recycling Commodities — Decreases in the market prices for recycling commodities resulted in revenue decline of $91 million and $252 million for the three and nine months ended September  30, 2018,  respectively, as compared with the prior year periods. Disruptions in the global movement of recycling commodities continued to reduce market prices in the current year periods. Average market prices for recycling commodities at the Company’s facilities were 47% and 42% lower for the three and nine months ended September 30, 2018, respectively, compared with the prior year periods. We expect these disruptions in the market to extend through the remainder of 2018, and likely beyond, which will continue to put downward pressure on average market prices for recycling commodities.

Fuel Surcharges and Mandated Fees — These revenues, which are predominantly generated by our fuel surcharge program, increased $31 million and $87 million for the three and nine months ended September 30, 2018, respectively, as compared with the prior year periods.  These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Market prices for diesel fuel increased 23% and 22% for the three and nine months ended September 30, 2018, respectively, compared with the prior year periods. The mandated fees included in this line item are primarily related to pass-through fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These fees did not have a significant impact on the comparability of the periods.

Volume

Our revenues from volumes increased $155 million, or 4.2%, and $309 million, or 2.9%, for the three and nine months ended September 30, 2018, respectively, as compared with the prior year periods, excluding volumes from acquisitions and divestitures.

We have experienced higher volumes throughout 2018 due to improving market conditions in our Traditional Solid Waste business and strong sales performance. Our focus on customer service and disciplined growth has delivered consistent operating results. Contributors to our volume increase include two large new contract additions in the second half of 2017 that favorably impacted volume growth for our commercial collection business and at our transfer stations. In addition, the clean-up efforts of natural disasters throughout the U.S. in the second half of 2017 continued to favorably affect our landfill volumes through the first quarter of 2018. We saw our second consecutive quarter of volume increase in our residential collection business. Other contributors include a volume increase throughout 2018 from our WMSBS organization and a volume increase from our recycling brokerage services for the three months ended September 30, 2018.

Foreign Currency Translation and Other

Fluctuations in foreign currency affect revenues from our Canadian operations. We also experienced revenue decline associated with the adoption of Accounting Standards Update (“ASU”) 2014-09 and other changes. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for further discussion of ASU 2014‑09.

Operating Expenses

The following table summarizes the major components of our operating expenses (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2018	2017	Change		2018	2017	Change
Labor and related benefits	$681	$641	$40	6.2%	$2,008	$1,865	$143	7.7%
Transfer and disposal costs	285	253	32	12.6	824	743	81	10.9
Maintenance and repairs	320	297	23	7.7	934	864	70	8.1
Subcontractor costs	355	311	44	14.1	1,006	916	90	9.8
Cost of goods sold	202	260	(58)	(22.3)	582	754	(172)	(22.8)
Fuel	111	93	18	19.4	299	276	23	8.3
Disposal and franchise fees and taxes	155	198	(43)	(21.7)	444	566	(122)	(21.6)
Landfill operating costs	80	77	3	3.9	240	246	(6)	(2.4)
Risk management	70	56	14	25.0	175	168	7	4.2
Other	114	116	(2)	(1.7)	358	360	(2)	(0.6)
	$2,373	$2,302	$71	3.1%	$6,870	$6,758	$112	1.7%
Percentage of revenues	62.1%	61.9%			62.0%	62.4%

The increase in volumes in the current year periods, as discussed above in Operating Revenues, in addition to cost inflation affect the comparability of operating expenses for the periods presented.

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

Disposal and Franchise Fees and Taxes — The decrease in disposal and franchise fees and taxes was driven by the adoption of ASU 2014-09 in the current year periods; specifically, certain franchise fees were treated as disposal fees and taxes in the prior year periods and are treated as a reduction to revenue in the current year periods. See Notes 1 and 4 to the Condensed Consolidated Financial Statements for further discussion of ASU 2014-09.

Risk Management — The increase in risk management costs for the three months ended September 30, 2018 was primarily due to increases in certain uninsured losses.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2018	2017	Change		2018	2017	Change
Labor and related benefits	$231	$238	$(7)	(2.9)%	$723	$755	$(32)	(4.2)%
Professional fees	29	25	4	16.0	82	71	11	15.5
Provision for bad debts	13	10	3	30.0	34	30	4	13.3
Other	72	83	(11)	(13.3)	244	243	1	0.4
	$345	$356	$(11)	(3.1)%	$1,083	$1,099	$(16)	(1.5)%
Percentage of revenues	9.0%	9.6%			9.8%	10.1%

The decrease in our labor and related benefits costs during the three and nine months ended September 30, 2018, compared to the prior year periods, is largely due to lower incentive compensation accruals in the current year periods. Other items affecting the comparability of our labor and related benefits costs for the reported periods include (i) severance costs for former executives incurred during the first quarter of 2017; (ii) merit increases and (iii) a bonus plan established in early 2018 targeted at improving employee retention. During the three months ended September 30, 2018, compared to the prior year period, our other expenses decreased primarily due to (i) lower litigation settlement costs and (ii) charitable contributions made for hurricane relief efforts in the third quarter of 2017.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2018	2017	Change		2018	2017	Change
Depreciation of tangible property and equipment	$208	$196	$12	6.1%	$624	$582	$42	7.2%
Amortization of landfill airspace	143	130	13	10.0	409	381	28	7.3
Amortization of intangible assets	25	24	1	4.2	74	71	3	4.2
	$376	$350	$26	7.4%	$1,107	$1,034	$73	7.1%
Percentage of revenues	9.8%	9.4%			10.0%	9.5%

The increase in depreciation of tangible property and equipment during the three and nine months ended September 30, 2018, compared to the prior year periods, was primarily due to increased capital expenditures to support organic growth in our business. The increase in amortization of landfill airspace during the three and nine months ended September 30, 2018, compared to the prior year periods, was primarily due to increased volumes at our landfills and changes in estimates.

Gain (Loss) from Divestitures, Asset Impairments and Unusual Items, Net

During the nine months ended September 30, 2018, we recognized a net gain of $14 million, primarily related to net gains from divestitures of $43 million due to the sale of certain ancillary operations, which were partially offset by a $29 million charge to impair a landfill in our Tier 3 segment based on an internally developed discounted projected cash flow analysis, taking into account continued volume decreases and revised capping cost estimates.

Income from Operations

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2018	2017	Change		2018	2017	Change
Solid Waste:
Tier 1	$416	$398	$18	4.5%	$1,176	$1,159	$17	1.5%
Tier 2	142	142	—	—	405	400	5	1.3
Tier 3	291	313	(22)	(7.0)	877	877	—	—
Solid Waste	849	853	(4)	(0.5)	2,458	2,436	22	0.9
Other	(15)	(16)	1	(6.3)	(25)	(66)	41	(62.1)
Corporate and Other	(135)	(136)	1	(0.7)	(411)	(438)	27	(6.2)
Total	$699	$701	$(2)	(0.3)%	$2,022	$1,932	$90	4.7%
Percentage of revenues	18.3%	18.9%			18.3%	17.8%

All information presented has been updated to reflect our realigned segments which are discussed further in Note 8 to the Condensed Consolidated Financial Statements.

The significant items affecting income from operations for our segments during the three and nine months ended September 30, 2018, as compared with the prior year periods, are summarized below:

•

Solid Waste —  Our Traditional Solid Waste business benefited from internal revenue growth and certain natural gas fuel credits in the first quarter of 2018. However, our income from operations has been negatively impacted by (i) lower market prices for recycling commodities; (ii) an impairment of a landfill in Tier 3 and (iii) higher operating costs, including a bonus plan established in early 2018 targeted at improving employee retention, merit increases and increased maintenance and repair costs.

•	Other — Net gains from divestitures of certain ancillary operations in the second quarter of 2018 and improved results in our EES and WM Renewable Energy businesses.
•

Corporate and Other — Decreased expenses as a result of (i) lower labor and related benefit costs, influenced by lower incentive compensation accruals in the current year periods and severance costs for former executives incurred during the first quarter of 2017 and (ii) environmental remediation costs related to a closed site in Harris County, Texas incurred in the third quarter of 2017. These cost decreases were offset, in part, by higher risk management costs.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $9 million and $29 million during the three and nine months ended September 30, 2018, respectively, compared with $8 million and $53 million during the three and nine months ended September 30, 2017, respectively. During the nine months ended September 30, 2017, we recognized $28 million of impairment charges to write down equity method investments in waste diversion technology companies to their estimated fair values. The remaining losses for each period are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. Refer to Notes 5 and 14 to the Condensed Consolidated Financial Statements for more information related to these investments.

Income Tax Expense

Our income tax expense was $99 million and $325 million for the three and nine months ended September 30, 2018, respectively, compared to $215 million and $561 million for the three and nine months ended September 30, 2017, respectively. Our effective income tax rate was 16.6% and 18.9% for the three and nine months ended September 30, 2018, respectively, compared with 35.7% and 34.9% for the three and nine months ended September 30, 2017, respectively. The decrease in our income tax expense and effective income tax rates for the three and nine months ended September 30, 2018, compared with the prior year periods, was primarily due to (i) the enactment of tax reform, which reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018 and (ii) other adjustments to our deferred taxes. Refer to Note 5  to the Condensed Consolidated Financial Statements for more information.

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

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$83	$22
Restricted trust and escrow accounts:
Insurance reserves	$278	$203
Final capping, closure, post-closure and environmental remediation funds	103	101
Other	13	15
Total restricted trust and escrow accounts	$394	$319
Debt:
Current portion	$447	$739
Long-term portion	9,569	8,752
Total debt	$10,016	$9,491

As of September 30, 2018, we had $2.2 billion of debt maturing within the next 12 months, including (i) $1.1 billion of short-term borrowings under our commercial paper program; (ii) $806 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $260 million of other debt with scheduled maturities within the next 12 months, including $209 million of tax-exempt bonds and (iv) C$57 million, or $44 million,  of Canadian borrowings under our long-term U.S. and Canadian revolving credit facility (“$2.75 billion revolving credit facility”). Of the $1.1 billion of short-term borrowings outstanding under our commercial paper program as of September 30, 2018 that are supported by our $2.75 billion revolving credit facility, we have the intent and ability to refinance or maintain $955 million of these borrowings on a long-term basis, and we have classified these amounts as long-term debt. As of September 30, 2018, we have classified an additional $761 million of debt as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.75 billion revolving credit facility, as discussed below. The remaining $447 million is classified as current obligations.

Refinancing of Revolving Credit Facility

In June 2018, we entered into the $2.75 billion revolving credit facility, which amended and restated our prior long-term U.S. revolving credit facility. Amendments to the credit agreement included (i) increasing total capacity under the facility from $2.25 billion to $2.75 billion; (ii) establishment of a $750 million accordion feature that may be used to increase total capacity in future periods; (iii) extending the term through June 2023 and (iv) inclusion of two one-year extension options. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WM, were added as additional borrowers under the $2.75 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. Waste Management Holdings, Inc., a wholly-owned subsidiary of WM, guarantees all of the obligations under the $2.75 billion revolving credit facility.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net cash provided by operating activities (a)	$874	$853	$2,658	$2,388
Capital expenditures	(404)	(350)	(1,240)	(981)
Proceeds from divestitures of businesses and other assets (net of cash divested)	10	6	106	19
Free cash flow (a)	$480	$509	$1,524	$1,426

(a)

Prior year information has been revised to reflect the adoption of ASU 2016-18 and conform to our current year presentation. See Note 1 to the Condensed Consolidated Financial Statements for further discussion.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine months ended September 30 (in millions):

	2018	2017(a)
Net cash provided by operating activities	$2,658	$2,388
Net cash used in investing activities	$(1,506)	$(1,050)
Net cash used in financing activities	$(1,015)	$(1,331)

(a)

Prior year information has been revised to reflect the adoption of ASU 2016‑15 and ASU 2016-18 and conform to our current year presentation. See Note 1 to the Condensed Consolidated Financial Statements for further discussion.

Net Cash Provided by Operating Activities —  Our operating cash flows increased by $270 million for the nine months ended September 30, 2018, as compared with the prior year period, as a result of (i) higher earnings from our Traditional Solid Waste business and (ii) lower tax payments,  partially offset by lower earnings from our recycling line of business.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine months ended September 30, 2018 and 2017 are summarized below:

•

Acquisitions — We spent $342 million and $78 million on acquisitions, which include payments for purchase price holdbacks, during the nine months ended September 30, 2018 and 2017, respectively, related to our Solid Waste business.

•

Capital Expenditures — We used $1,240 million and $981 million for capital expenditures during the nine months ended September 30, 2018 and 2017, respectively. The Company continues to maintain a disciplined focus on capital management and fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business and the timing of replacement of aging assets.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine months ended September 30, 2018 and 2017 are summarized below:

•

Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt (excluding our commercial paper program discussed below) for the nine months ended September 30 (in millions):

	2018	2017
Borrowings:
Revolving credit facility (a)	$119	$25
Canadian term loan and revolving credit facility	8	5
Tax-exempt bonds	—	75
Other debt	47	92
	$174	$197
Repayments:
Revolving credit facility (a)	$(75)	$(451)
Canadian term loan and revolving credit facility	(117)	(113)
Tax-exempt bonds	(52)	(40)
Other debt	(94)	(145)
	$(338)	$(749)
Net cash repayments	$(164)	$(552)

(a)	Our revolving credit facility was amended and restated in June 2018.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Commercial Paper Program — During the nine months ended September 30, 2018 and 2017, we had net cash borrowings of $523 million and $501 million, respectively, under our commercial paper program. Borrowings were primarily to support new business opportunities and for general corporate purposes.

•

Common Stock Repurchase Program — We paid $750 million for share repurchases during both the nine months ended September 30, 2018 and 2017. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

•

Cash Dividends — We paid cash dividends of $605 million and $566 million during the nine months ended September 30, 2018 and 2017, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.425 in 2017 to $0.465 in 2018 offset, in part, by a reduction in our common stock outstanding during 2018 as a result of our common stock repurchase program.

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

New Accounting Standard Pending Adoption

Leases —  In February 2016, the Financial Accounting Standards Board issued ASU 2016‑02 associated with lease accounting. There have been further amendments, including practical expedients, with the issuance of ASU 2018-01 and ASU 2018-11 in January 2018 and July 2018, respectively. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements will also be required. The amended guidance is effective for the Company on January 1, 2019. To date, we have performed the following activities related to the adoption of the standard: (i) formed an implementation work team; (ii) performed training for the various organizations that will be most affected by the new standard; (iii) elected our practical expedients, including our transition method; (iv) acquired a software solution to manage and account for leases under the new standard and (v) identified our initial lease population that will be impacted by the new standard. We continue to evaluate the impact of this amended guidance on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 14 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2018, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of September 30, 2018 does not differ materially from that discussed under Item 7A in our Annual Report on Form 10‑K for the year ended December 31, 2017.

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2018 (the end of the period covered by this Quarterly Report on Form 10‑Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2018. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the third quarter of 2018 (shares in millions):

Issuer Purchases of Equity Securities

Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
July 1 — 31	1.8	$88.52	1.8	$500 million
August 1 — 31	—	$—	—	$500 million
September 1 — 30	—	$—	—	$500 million
Total	1.8	$88.52	1.8

In July 2018, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $200 million of our common stock. At the beginning of the repurchase period, we delivered $200 million in cash and received 1.8 million shares. The ASR agreement completed in October 2018, at which time we received 0.4 million additional shares based on a final weighted average per share price of $90.07.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Employment Offer Letter to Mike Watson dated September 10, 2018.

31.1*	Certification Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Senior Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Senior Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: October 25, 2018