Form 10-K
period 2018-12-31
WASTE MANAGEMENT INC
filed 2019-02-14
CIK 823768

s

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $34.8 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 8, 2019 was 423,779,540 (excluding treasury shares of 206,502,921).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2019 Annual Meeting of Stockholders	Part III

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, disposal, and recycling and resource recovery services. Our “Traditional Solid Waste” business excludes our recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the United States (“U.S.”). During 2018, our largest customer represented 1% of annual revenues. We employed approximately 43,700 people as of December 31, 2018.

We own or operate 252 landfill sites, which is the largest network of landfills in North America. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage 314 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. We are a leading recycler in North America, handling materials that include paper, cardboard, glass, plastic and metal. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the U.S. and Canada as well as other services that supplement our Traditional Solid Waste business.

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

We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry. In addition, we intend to continue to return value to our stockholders through dividend payments and our common stock repurchase program. In December 2018, we announced that our Board of Directors expects to increase the quarterly dividend from $0.465 to $0.5125 per share for dividends declared in 2019, which is a 10.2% increase from the quarterly dividends we declared in 2018. This is an indication of our ability to generate strong and consistent cash flows and marks the 16th consecutive year of dividend increases. All quarterly dividends will be declared at the discretion of our Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

Operations

General

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. See Note 19 to the Consolidated Financial Statements for additional information about our reportable segments. We also provide additional services that are not managed through our Solid Waste business, as described below. These operations are presented in this report as “Other.” The services we currently provide include collection, landfill (solid and hazardous waste landfills), transfer, recycling and resource recovery and other services, as described below.

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

•

For most residential collection services, we have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of three to ten years. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

Landfill. Landfills are the main depositories for solid waste in North America. As of December 31, 2018, we owned or operated 247 solid waste landfills and five secure hazardous waste landfills, which represents the largest network of landfills in North America. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

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

Transfer. As of December 31, 2018, we owned or operated 314 transfer stations in North America. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

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

Materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. As of December 31, 2018, we operated 102 MRFs where paper, cardboard, metals, plastics, glass, construction and demolition materials and other recycling commodities are recovered for resale or redirected for other purposes.

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

Some of the recyclable materials processed in our MRFs are purchased from various sources, including third parties and our own operations. The price we pay for recyclable materials is often referred to as a “rebate.”  In some cases, rebates are based on fixed contractual rates or on defined minimum per-ton rates but are generally based upon the price we receive for sales of processed goods, market conditions and transportation costs. As a result, changes in commodity prices for recycled materials also significantly affect the rebates we pay to our suppliers and depending on the key terms of the agreement are recorded as either operating expenses or a reduction in operating revenues within our Consolidated Statements of Operations, subsequent to the adoption of Accounting Standards Update (“ASU”) 2014-09 on January 1, 2018.  See Note 2 to the Consolidated Financial Statements for additional information. In recent years, we have been focused on revising our rebate structures to ensure that we cover our cost of handling and processing the materials and generate an acceptable margin on the materials we process and sell.

Other. Other services we provide include the following:

Although many waste management services such as collection and disposal are local services, our strategic accounts organization, which is managed by our Strategic Business Solutions (“WMSBS”) organization, works with customers whose locations span the U.S. and Canada. Our strategic accounts program provides centralized customer service, billing and management of accounts to streamline the administration of customers multiple locations’ waste management needs.

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

We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy organization. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The U.S. Environmental Protection Agency (“EPA”) endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. As of December 31, 2018, we had 130 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 101 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 15 of these projects, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers. For 14 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes.

We continue to invest in businesses and technologies that are designed to offer services and solutions ancillary or supplementary to our current operations. These investments include joint ventures, acquisitions and partial ownership interests. The solutions and services include the collection of project waste, including construction debris and household or yard waste, through our Bagster® program; the development, operation and marketing of plasma gasification facilities; operation of a landfill gas-to-liquid natural gas plant; solar powered trash compactors and organic waste-to-fuel conversion technology. We also have expanded service offerings and solutions including fluorescent bulb and universal waste mail-back through our LampTracker® program; portable restroom servicing under the name Port-o-Let®; and street and parking lot sweeping services.

Competition

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. We principally compete with large national waste management companies, counties and municipalities that maintain their own waste collection and disposal operations and regional and local companies of varying sizes and financial resources. The industry also includes companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities, companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products, and waste brokers that rely upon haulers in local markets to address customer needs. In recent years, the industry has seen some additional consolidation, though the industry remains intensely competitive.

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the Areas affected. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the Areas affected. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

Employees

As of December 31, 2018, we had approximately 43,700 full-time employees, of which approximately 8,200 were employed in administrative and sales positions and the balance in operations. Approximately 8,300 of our employees are covered by collective bargaining agreements.

Financial Assurance and Insurance Obligations

Financial Assurance

Municipal and governmental waste service contracts generally require contracting parties to demonstrate financial responsibility for their obligations under the contract. Financial assurance is also a requirement for (i) obtaining or retaining disposal site or transfer station operating permits; (ii) supporting certain variable-rate tax-exempt debt and (iii) estimated final capping, closure, post-closure and environmental remedial obligations at many of our landfills. We establish financial assurance using surety bonds, letters of credit, insurance policies, trust and escrow agreements and financial guarantees. The type of assurance used is based on several factors, most importantly: the jurisdiction, contractual requirements, market factors and availability of credit capacity.

Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) a wholly-owned insurance captive, the sole business of which is to issue surety bonds and/or insurance policies on our behalf. Letters of credit generally are supported by our long-term U.S. and Canadian revolving credit facility (“$2.75 billion revolving credit facility”) and other credit facilities established for that purpose.

Insurance

We carry a broad range of insurance coverages, including general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. In December 2017, we elected to use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. As of December 31, 2018, both our commercial General Liability Insurance Policy and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2018, our automobile liability insurance program included a per-incident deductible of up to $10 million. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2018 are summarized in Note 10 to the Consolidated Financial Statements.

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

In recent years, we perceived an increase in both the amount of government regulation and the number of enforcement actions being brought by regulatory entities against operations in the waste services industry. The current U.S. presidential administration has called for substantial changes to foreign trade policy and has generally appeared to be in favor of reducing regulation, including environmental regulation. We cannot predict what impact the current administration will have on regulations impacting our industry, especially given the number of rules currently in litigation, nor can we predict the timing of any such changes. Reduction of regulation may have a favorable impact on our operating costs, but the extensive environmental regulation applicable to landfills is a substantial barrier to entry that benefits our Company. Moreover, the risk reduction provided by stringent regulation is valuable to our customers and the communities we serve.

The primary U.S. federal statutes affecting our business are summarized below:

•

The Resource Conservation and Recovery Act of 1976 (“RCRA”), as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. In 1991, the EPA issued final regulations under Subtitle D of RCRA, which set forth minimum federal performance and design criteria for solid waste landfills. These regulations are typically implemented by the states, although states can impose requirements that are more stringent than the Subtitle D standards. We incur costs in complying with these standards in the ordinary course of our operations. In December 2018, the EPA signed a final rule that establishes management standards for pharmaceutical wastes that are classified as hazardous wastes.  The requirements of the rule apply primarily to healthcare facilities and reverse distributors of hazardous waste pharmaceuticals and include a broad prohibition on disposal of hazardous waste pharmaceuticals in sewage systems.  The rule is not currently anticipated to materially affect our industry, but we do expect that it will create new waste volumes for disposal at facilities permitted to incinerate hazardous waste.  Also, in December 2018, the EPA published an Advanced Notice of Proposed Rulemaking to consider whether to propose revisions to the MSW Landfill criteria to support advances in liquids management. The notice does not reopen any existing regulations; we will review the topic for both risks and opportunities for our business and respond appropriately.

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

•

The Clean Air Act of 1970, as amended, provides for federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and landfill gas-to-energy facilities. In 1996 the EPA issued new source performance standards (“NSPS”) and emission guidelines controlling landfill gases from new and existing large landfills. In January 2003, the EPA issued Maximum Achievable Control Technology (“MACT”) standards for municipal solid waste landfills subject to the NSPS. These regulations impose limits on air emissions from large municipal solid waste landfills, subject most of these landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site. On August 29, 2016, the EPA published two rules with new requirements for landfill gas control and monitoring at both new municipal solid waste landfills (constructed or modified after July 17, 2014) as well as existing landfills (operating after November 8, 1987 and not modified after July 17, 2014). Working with our trade associations and other landfill owners and operators, we identified significant legal, technical and implementation concerns with the rules and together filed a judicial appeal of the rules while also filing administrative petitions asking that the EPA stay the rules and initiate a rulemaking process, which the EPA has convened. The EPA is also reviewing the landfill MACT standards to determine whether revisions are warranted. A court has required that this Risk Technology Review must be completed, and a final rule issued by March 2020. We cannot predict the outcome of either rulemaking process; however, we do not believe regulatory changes, if determined, will have a material adverse impact on our business as a whole.

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

We are also actively monitoring the following recent regulatory developments affecting our business:

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

Since 2014, decisions from the U.S Supreme Court and U.S. Court of Appeals for the D.C Circuit, as well as EPA policy memorandum, have significantly narrowed the applicability and scope of EPA permitting requirements for GHGs from stationary sources, including with respect to biogenic carbon dioxide (“CO2”) permitting. In

2016, the EPA proposed revisions to the PSD and Title V GHG permitting regulations establishing a significant emissions rate (“SER”) threshold, below which sources would not be required to implement additional control technologies for their GHG emissions. This SER threshold should prevent most of our operational changes, such as landfill expansions and beneficial gas recovery projects, from being subject to PSD or Title V permit requirements due to our GHG emissions – assuming the EPA classifies biogenic CO2 emissions from municipal solid waste and landfill gas as carbon neutral. The EPA has not yet finalized this rulemaking. The EPA also has not yet finalized its policy for addressing biogenic CO2 emissions from waste management; however, the EPA’s independent Science Advisory Board has recommended it treat waste-derived CO2 emissions as carbon-neutral. These recent judicial and regulatory actions have reduced,  and are expected to continue to reduce, the potential impact of the PSD and Title V GHG Tailoring Rule on our air permits, compliance and operating requirements. See Item 1A. Risk Factors — The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could increase our costs to operate.

Other recent regulatory actions to increase the stringency of certain National Ambient Air Quality Standards (“NAAQS”) could affect the cost, timeliness and availability of air permits for new and modified large municipal solid waste landfills and landfill gas-to-energy facilities. However, the EPA under the current administration is reviewing the implementation of the new NAAQS and considering revisions to make the regulations less stringent. While we cannot predict the ultimate outcome of potential revisions to NAAQS, we do not believe that the ultimate requirements will have a material adverse impact on our business as a whole.

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

•

In December 2014, the EPA issued a final rule regulating the disposal and beneficial use of coal combustion residuals (“CCR”). This codification of the CCR rule provides utilities with a stable regulatory regime and encourages beneficial use of CCR in encapsulated uses (e.g., used in cement or wallboard), and use according to established industry standards (e.g., application of sludge for agricultural enrichment). The EPA also deemed disposal and beneficial use of CCR at permitted municipal solid waste landfills exempt from the new regulations because the RCRA Subtitle D standards applicable at municipal solid waste landfills provide at least equivalent protection. The new standards are consistent with our approach to handling CCR at our sites currently, and the new standards have provided a growth opportunity for the Company. States may impose standards more stringent than the federal program, and under the 2016 Water Infrastructure Improvements for the Nation Act, may receive approval to run permitting programs for CCR in their states. In 2018, the U.S. Court of Appeals for the D.C Circuit vacated significant portions of the 2014 final rule and remanded the rule to the EPA for further revision.  Because vacated elements of the rule had allowed for the continued operation of unlined CCR ash ponds, the ongoing EPA rulemaking may further expand the Company’s opportunity to provide CCR disposal services.

•

In May 2016, the EPA established lifetime health advisories for certain per- and polyfluoroalkyl substances (“PFAS”), a group of man-made chemicals that have been manufactured and used globally since the 1940s in products such as textiles, fire suppressants, cookware, packaging and plastics.   PFAS are typically very persistent in the environment and can be found in water, soil and air.  Citing concerns about potential adverse human health effects from exposure to PFAS, several states have recently enacted new drinking water, surface water and/or groundwater limits for various PFAS, and the EPA has stated that it will be considering additional regulatory action related to the compounds. We are working with both the EPA and state regulatory agencies to maintain compliance with these evolving PFAS standards and anticipate additional expense that will result from these efforts

State, Provincial and Local Regulations

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

Recycling; Foreign Import and Export Regulations

Enforcement or implementation of foreign and domestic regulations can affect our ability to export products. A significant portion of the fiber that we market has been shipped to export markets across the globe, particularly China. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics and restrict the import of certain other plastic recyclables. In 2017, the Chinese government announced a ban on certain materials, including mixed waste paper and mixed plastics, effective January 1, 2018, as well as extremely restrictive quality requirements effective March 1, 2018 that have been difficult for the industry to achieve.  Many other markets, both domestic and foreign, have tightened their quality expectations as well.  In addition, other countries have limited or restricted the import of certain recyclables.

Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs to achieve quality standards. Also in 2017, the Chinese government began to limit the flow of material into the country by restricting the issuance of required import licenses. The use of restrictions on import licenses to restrict flow into China continued in 2018 and is expected to continue to constrict in 2019. Additionally, increased container weight tracking and port fees have driven up operating costs in the recycling industry and have resulted in increased price volatility. The current U.S. presidential administration has made substantial changes to foreign trade policy and imposed increases in tariffs on international trade. In response, China has imposed new tariffs on the import of recyclable commodities, including wastepaper, plastics and metals.  Such restrictions and tariffs may have a significant impact on our recycling operations.

In recent years, we have been revising our service agreements to address increased costs and are working with stakeholders to educate the public on the need to recycle properly. We are investing time and labor and working with customers to help improve quality. However, there is uncertainty about the industry’s ability to adapt to the stricter quality expectations. We have been actively working to identify alternative markets for recycled commodities, but it is possible there may not be sufficient demand for all of the material we produce, resulting in price decreases and volatility. Industry trade organizations and government agencies are engaged in discussions to mitigate long-term impacts to recycling programs and the industry as a whole.

With a heightened awareness of the global problems of plastic waste in the environment, an increasing number of cities across the country have passed ordinances banning certain types of plastics from sale or use.  Bans on single use plastic bags, straws, and polystyrene food containers have been passed in over 350 cities, and a ban on single use plastic bags has been implemented in the State of California.  These bans have increased pressure by manufacturers on our recycling facilities to accept a broader array of materials in curbside recycling programs to alleviate public pressures to ban the sale of those materials.  However, with no viable end markets for recycling these materials, we and other recyclers are working to educate and remind customers of the need for end market demand and economic viability to support sustainable recycling programs.

Regulation of Oil and Gas Exploration, Production and Disposal

Our EES organization provides specialized environmental management and disposal services for fluids used and wastes generated by customers engaged in oil and gas exploration and production, and these disposal services include use of underground injection wells.  There is heightened federal regulatory focus on emissions of methane that occur during drilling and transportation of natural gas, as well as state attention to protective disposal of drilling residuals. There also remains heightened attention from the public, some states and the EPA to the alleged potential for hydraulic fracturing that occurs during drilling to impact drinking water supplies. Increased regulation of oil and gas exploration and production, including GHG emissions or hydraulic fracturing, could make it more difficult or cost-prohibitive for our EES customers to continue operations, adversely affecting our business.

Additionally, any new regulations regarding the treatment and disposal of wastes associated with exploration and production operations, including through use of injection wells, could increase our costs to provide oilfield services and reduce our margins and revenue from such services.  Conversely, any loosening of regulations regarding how such wastes are handled or disposed of could adversely affect our business, as we believe the size, capital structure, regulatory sophistication and established reliability of our Company provide us with an advantage in providing services that must comply with any complex regulatory regime that may govern providing oilfield waste services.

Emissions from Natural Gas Fueling and Infrastructure

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. As of December 31, 2018, we were operating 7,621 natural gas trucks and 123 natural gas fueling facilities; 25 of these fueling stations also serve the public, and in some cases our facilities serve the fleet of pre-approved third parties. Concerns have been raised about the potential for emissions from the fueling stations and infrastructure that serve natural gas-fueled vehicles. We have partnered with the environmental organization Environmental Defense Fund, as well as other heavy-duty equipment users and experts, on an emissions study to be made available to policy makers. We anticipate that this comprehensive study of emissions from our heavy-duty fleet may ultimately help inform regulations that will affect equipment manufacturers and will define operating procedures across the industry. Additional regulation of, or restrictions on, natural gas fueling infrastructure or reductions in associated tax incentives could increase our operating costs. We are not yet able to evaluate potential operating changes or costs associated with such regulations, but we do not anticipate that such regulations would have a material adverse impact on our business or our future investment in natural gas vehicles.

Renewable Fuel Production

We have invested, and continue to invest, in facilities to capture and treat renewable natural gas (“RNG”) from the Company’s landfills, and we use RNG from landfill biogas in approximately 30% of our natural gas collection vehicles. The Energy Policy Act of 2005 and Energy Independence and Security Act of 2007 authorize the Renewable Fuels Standards (“RFS”) program that promotes the production and use of renewable transportation fuels. The Company is an EPA-registered producer of transportation fuel making compressed and liquefied RNG from landfill biogas, which qualifies as a cellulosic biofuel under the RFS program. Oil refiners and importers are required through the RFS program to blend specified volumes of various categories of renewable transportation fuels with gasoline or buy credits, referred to as renewable identification numbers (“RINs”), from renewable fuel producers. The market value for RINs is tied to renewable fuel volumes set by the EPA annually, and the final 2019 required volumes for cellulosic biofuel are 45% higher than in 2018. The EPA is required to develop a rulemaking this year that will set required volume requirements for a three‑year period from 2020 through 2022. Based on the overall political framework and the upcoming rulemakings, we anticipate a stable market for the Company’s RINs.

Federal, State and Local Climate Change Initiatives; Sustainability

In light of regulatory and business developments related to concerns about climate change, we have identified a strategic business opportunity to provide our public and private sector customers with sustainable solutions to reduce their GHG emissions. As part of our on-going marketing evaluations, we assess customer demand for and opportunities to develop waste services offering verifiable carbon reductions, such as waste reduction, increased recycling, and conversion of landfill gas and discarded materials into electricity and fuel. We use carbon life cycle tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that lower users’ carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors, and actively seek opportunities for public policy discussion on more sustainable materials management practices. In addition, we work with stakeholders at the federal and state level in support of legislation that encourages production and use of renewable, low-carbon fuels and electricity. Despite the announcement that the U.S. will withdraw from the Paris Climate Accords, we have seen no reduction in customer demand for services aligned with their GHG reduction goals and strategies.  Moreover, we have seen initiatives at the federal, state and local level to enhance the environmental benefits in terms of GHG reductions realized by recycling programs by focusing on reducing contamination in the recyclable material.

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

Consistent with our Company’s long-standing commitment to corporate sustainability and environmental stewardship, we have published our 2018 Sustainability Report, “Driving Change,” which details the GHG emissions reductions we have facilitated to date and our determination to expand these reductions in the future, as well as our commitment to help make the communities in which we live and work safe, resilient and sustainable.  The information in this report can be found at our Company website but does not constitute a part of this Form 10-K.  The Company actively participates in a number of sustainability reporting programs and frameworks, including the Dow Jones Sustainability Index, where we are “Sector Leader” for Commercial Services, the CDP, where we are among “A List” companies, and the Sustainability Accounting Standards Board, on which we serve as a member of the Board’s advisory council.

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

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2019 and beyond and that could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

The waste industry is highly competitive, and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

We encounter intense competition from governmental, quasi-governmental and private sources in all aspects of our operations. We principally compete with large national waste management companies, counties and municipalities that maintain their own waste collection and disposal operations and regional and local companies of varying sizes and financial resources. The industry also includes companies that specialize in certain discrete areas of waste management, operators of alternative disposal facilities, companies that seek to use parts of the waste stream as feedstock for renewable energy and other by-products, and waste brokers that rely upon haulers in local markets to address customer needs. In recent years, the industry has seen some additional consolidation, though the industry remains intensely competitive. Counties and municipalities may have financial competitive advantages because tax revenues are available to them and tax-exempt financing is more readily available to them. Also, such governmental units may attempt to impose flow control or other restrictions that would give them a competitive advantage. In addition, some of our competitors may have lower financial expectations, allowing them to reduce their prices to expand sales volume or to win competitively-bid contracts, including large national accounts and exclusive franchise arrangements with municipalities. When this happens, we may lose customers and be unable to execute our pricing strategy, resulting in a negative impact to our revenue growth from yield on base business.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources. See Item 1.  Business for more information on our business strategy.

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

•	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.
•	We may not be able to maintain cost savings achieved through optimization efforts.
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

In addition to the risks set forth above, implementation of our business strategy could also be affected by factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses, subcontractor costs and availability and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

Compliance with existing or increased future regulations and/or enforcement of such regulations may restrict or change our operations, increase our operating costs or require us to make additional capital expenditures, and a decrease in regulation may lower barriers to entry for our competitors.

Stringent government regulations at the federal, state, provincial and local level in the U.S. and Canada have a substantial impact on our business, and compliance with such regulations is costly. Many complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters.

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

We also have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills. We establish accruals for these estimated costs, but we could underestimate such accruals because of the types of waste collected and manner in which it is transported and disposed of, including actions taken in the past by companies we have acquired or third-party landfill operators or due to new information about waste types previously collected, among other reasons. Environmental regulatory changes could accelerate or increase capping, closure, post-closure and remediation costs, requiring our expenditures to materially exceed our current accruals.

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

Our revenues, earnings and cash flows will fluctuate based on changes in commodity prices, and commodity prices for recyclable materials are particularly susceptible to volatility based on regulations and tariffs that affect our ability to export products.

Our recycling operations process for sale certain recyclable materials, including fibers, aluminum and plastics, which are subject to significant market price fluctuations. Most of the recyclables that we process for sale are paper fibers, including old corrugated cardboard and old newsprint, and a significant portion of the fiber that we market has been shipped to export markets across the globe, particularly China. In 2013, the Chinese government began to strictly enforce regulations that establish limits on moisture and non-conforming materials that may be contained in imported recycled paper and plastics and restrict the import of certain other plastic recyclables. In 2017, the Chinese government announced a ban on certain materials, including mixed waste paper and mixed plastics, effective January 1, 2018, as well as extremely restrictive quality requirements effective March 1, 2018 that have been difficult for the industry to achieve. Many other markets, both domestic and foreign, have tightened their quality expectations as well. In addition, other countries have limited or restricted the import of certain recyclables. Single stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs to achieve quality standards. Also in 2017, the Chinese government began to limit the flow of material into the country by restricting the issuance of required import licenses. The use of restrictions on import licenses to restrict flow into China continued in 2018 and is expected to continue in 2019. The current U.S. presidential administration has made substantial  changes to foreign trade policy and imposed increases in tariffs on international trade. In response, China has imposed new tariffs on the import of recyclable commodities, including wastepaper, plastics and metals. If the Chinese government’s regulations and tariffs or initiatives or other similar regulations, tariffs or initiatives result in further reduced demand or increased operating costs, the profitability of our recycling operations may decline.

We have been actively working to identify alternative markets for recycled commodities, but it is possible there may not be sufficient demand for all of the material we produce, resulting in price decreases and increased volatility. The fluctuations in the market prices or demand for these commodities can affect our operating income and cash flows negatively, as we experienced in 2018 or positively, as we experienced in 2017 and 2016. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations.

The decline in market prices in 2018 for recycling commodities resulted in a decrease in revenue of $273 million. The increase in market prices in 2017 and 2016 for recycling commodities resulted in increases in revenue of $237 million and $51 million, respectively. Additionally, under some agreements, our recycling operations are required to pay rebates to suppliers. In some cases, if we experience higher revenues based on increased market prices for recycling commodities, the rebates we pay will also increase. In other circumstances, the rebates may be subject to a floor, such that as market prices decrease, any expected profit margins on materials subject to the rebate floor are reduced or eliminated. As we work to revise service agreements to mitigate the impact of commodity price fluctuations, the potential increase in the cost for recycling services may make it more difficult for us to win bids and may slow the growth of recycling overall.

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

Changes in regulations applicable to oil and gas exploration, production and disposal could adversely affect our EES organization.

Our EES organization provides specialized environmental management and disposal services for fluids used and wastes generated by customers engaged in oil and gas exploration and production, and these disposal services include the use of underground injection wells. Demand for these services may be adversely affected if drilling activity slows due to regulation and industry conditions beyond our control, in addition to changes in oil and gas prices. There is heightened federal regulatory focus on emissions of methane that occur during drilling and transportation, as well as state attention to protective disposal of drilling residuals. There also remains heightened attention from the public, some states and the EPA to the alleged potential for hydraulic fracturing that occurs during drilling to impact drinking water supplies. Increased regulation of oil and gas exploration and production, including GHG emissions or hydraulic fracturing, could make it more difficult or cost-prohibitive for our EES customers to continue operations, adversely affecting our business.

Additionally, any new regulations regarding the treatment and disposal of wastes associated with exploration and production operations, including through the use of injection wells, could increase our costs to provide oilfield services and reduce our margins and revenue from such services. Conversely, any loosening of regulations regarding how such wastes are handled or disposed of could adversely impact demand for our EES services.

Changes to the regulatory framework related to renewable fuel standards could affect our financial performance in that sector as a renewable fuel producer.

The Company acts as a renewable fuel producer in the RFS program enacted by Congress under the Energy Policy Act and Energy Independence and Security Act. Oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy credits, referred to as RINs, from renewable fuel producers. The Company has invested, and continues to invest, in facilities to capture and treat renewable natural gas from the Company’s landfills so that we can participate in the program. The value of the RINs associated with our landfill gas is set through a market established by the program. Changes in the RFS market or the structure of the RFS program could reduce the value of landfill gas RINs and negatively impact the financial performance of the facilities constructed to capture and treat the gas.

Increasing customer preference for alternatives to landfill disposal and bans on certain types of waste could reduce our landfill volumes and cause our revenues and operating results to decline.

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

Additionally, with a heightened awareness of the global problems of plastic waste in the environment, an increasing number of cities across the country have passed ordinances banning certain types of plastics from sale or use.  Bans on single use plastic bags, straws, and polystyrene food containers have been passed in over 350 cities, and a ban on single use plastic bags has been implemented in the State of California.  These bans have increased pressure by manufacturers on our recycling facilities to accept a broader array of materials in curbside recycling programs to alleviate public pressure to ban the sale of those materials. However, there are currently no viable end markets for recycling these materials and inclusion of such materials in our recycling stream can increase contamination of the recycling stream and negatively affect the results of our recycling operations.

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

There is risk of incurring significant environmental liabilities in the use, treatment, storage, transfer and disposal of waste materials. Under applicable environmental laws and regulations, we could be liable if our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired the assets or operations involved and for conditions resulting from waste types or compounds previously considered non-hazardous but later determined to present possible threat to public health or the environment. The risks of successor liability and emerging contaminants are of particular concern as we execute our growth strategy, partially though acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our business is directly affected by changes in national and general economic factors that are outside of our control, including consumer confidence, interest rates and access to capital markets. A weak economy generally results in decreased consumer spending and decreases in volumes of waste generated, which negatively impacts the ability to grow through new business or service upgrades, and may result in customer turnover and reduction in customers’ waste service needs. Consumer uncertainty and the loss of consumer confidence may also reduce the number and variety of services requested by customers. Additionally, a weak market for consumer goods can significantly decrease demand by paper mills for recycled corrugated cardboard used in packaging; such decrease in demand can negatively impact commodity prices and our operating income and cash flows.

A decrease in waste volumes generated results in an increase in competitive pricing pressure, and such economic conditions may also interfere with our ability to implement our pricing strategy. Many of our contracts have price adjustment provisions that are tied to an index such as the Consumer Price Index, and our costs may increase more than the increase, if any, in the Consumer Price Index. This is partially due to our relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels and vendor costs, which may not correlate with the Consumer Price Index or the waste industry.

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

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2018, we had $705 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and $513 million of variable-rate tax-exempt bonds with interest rates reset on either a daily or a weekly basis. If market dynamics resulted in repricing of our tax-exempt bonds at significantly higher interest rates, we would incur increased interest expenses that may negatively affect our operating results and cash flows.

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

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. We need diesel fuel to run a significant portion of our collection and transfer trucks and our equipment used in our landfill operations. Supply shortages could substantially increase our operating expenses. Additionally, if fuel prices increase, our direct operating expenses increase and many of our vendors raise their prices to offset their own rising costs. We have in place a fuel surcharge program, designed to offset increased fuel expenses; however, we may not be able to pass through all of our increased costs and some customers’ contracts prohibit any pass-through of the increased costs. Additionally, lawsuits have challenged our fuel and environmental charges included on our invoices. Regardless of any offsetting surcharge programs, increased operating costs due to higher diesel fuel prices will decrease our income from operations margins.

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

Substantially all aspects of our business operations rely on digital technology. We use computers, mobile devices, social networking and other online platforms to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about the Company and its business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information.

We are regularly the target of attempted cyber intrusions, and we must commit substantial resources to continuously monitor and further develop our networks and infrastructure to prevent, detect, and address the risk of unauthorized access, misuse, computer viruses and other events.  Our preventative measures and incident response efforts may not be effective in all cases.  The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, direct financial loss, negative publicity, brand damage, violation of privacy laws, loss of customers, potential litigation and liability and competitive disadvantage.

Further, as the Company pursues its strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. Certain new technologies, such as use of autonomous vehicles, remote-controlled equipment and virtual reality, present new and significant cybersecurity safety risks that must be analyzed and addressed before implementation. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks.

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

We are a participating employer in a number of trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for employees who are covered by collective bargaining agreements. In the event of our withdrawal from a Multiemployer Pension Plan, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. Depending on various factors, future withdrawals could have a material adverse effect on results of operations or cash flows for a particular reporting period. We have previously withdrawn from certain underfunded Multiemployer Pension Plans, and we recognized related expenses of $3 million and $12 million in 2018 and 2017, respectively. In 2016, we did not recognize any charges for the withdrawal from Multiemployer Pension Plans. See Notes 9 and 10 to the Consolidated Financial Statements for more information related to our participation in Multiemployer Pension Plans.

Our business is subject to operational and safety risks, including the risk of personal injury to employees and others.

Providing environmental and waste management services, including constructing and operating landfills, transfer stations, MRFs and other disposal facilities, involves risks such as truck accidents, equipment defects, malfunctions and failures. Additionally, we closely monitor and manage landfills to minimize the risk of waste mass instability, releases of hazardous materials, and odors that could be triggered by weather or natural disasters. There may also be risks presented by the potential for subsurface heat reactions causing elevated landfill temperatures and increased production of leachate, landfill gas and odors. We also build and operate natural gas fueling stations, some of which also serve the public or third parties. Operation of fueling stations and landfill gas collection and control systems involves additional risks of fire and explosion. Any of these risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction.

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

If economic conditions or other risks and uncertainties cause a significant reduction in our cash flows from operations, we may reduce or suspend capital expenditures, growth and acquisition activity, implementation of our business strategy, dividend declarations or share repurchases. We may choose to incur indebtedness to pay for these activities, although our access to capital markets is not assured and we may not be able to incur indebtedness at a cost that is consistent with current borrowing rates. We also may need to incur indebtedness to refinance scheduled debt maturities, and it is possible that the cost of financing could increase significantly, thereby increasing our expenses and decreasing our net income. Further, our ability to execute our financial strategy and our ability to incur indebtedness is somewhat dependent upon our ability to maintain investment grade credit ratings on our senior debt. The credit rating process is contingent upon our credit profile and several other factors, many of which are beyond our control, including methodologies established and interpreted by third-party rating agencies. If we were unable to maintain our investment grade credit ratings in the future, our interest expense would increase and our ability to obtain financing on favorable terms could be adversely affected.

Additionally, we have $2.2 billion of debt as of December 31, 2018 that is exposed to changes in market interest rates within the next 12 months because of the combined impact of our tax-exempt bonds, outstanding borrowings under our commercial paper program and our $2.75 billion revolving credit facility. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $2.75 billion revolving credit facility to meet our cash needs, to the extent available, until maturity in June 2023. As of December 31, 2018, we had C$15 million, or $11 million, of Canadian borrowings outstanding borrowings under this facility. We had $587 million of letters of credit issued and $990 million of outstanding borrowings under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $1.2 billion as of December 31, 2018. In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to continue to operate.

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the Areas affected. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the Areas affected. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, due to significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are in Houston, Texas, where we occupy approximately 345,000 square feet under leases expiring through 2020. We also have administrative offices in Arizona, Connecticut, Illinois and India. We own or lease real property in most locations where we have operations or administrative functions. We have operations in all 50 states except Montana, the District of Columbia and throughout Canada.

Our principal property and equipment consists of land (primarily landfills and other disposal facilities, transfer stations and bases for collection operations), buildings, vehicles and equipment. We believe that our operating properties, vehicles and equipment are adequately maintained and sufficient for our current operations. However, we expect to continue to make investments in additional property and equipment for expansion, for the replacement of aging assets and investment in assets that support our strategy of continuous improvement through efficiency and innovation. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included within this report.

The following table summarizes our various operations as of December 31:

	2018	2017
Landfills owned or operated (a)	252	249
Transfer stations	314	305
Material recovery facilities	102	90

(a)

As of December 31, 2018 and 2017, our landfills owned or operated consisted of total acreage of 157,369 and 156,784; permitted acreage of 42,730 and 42,590; and expansion acreage of 944 and 821, respectively. Total acreage includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land. Permitted acreage consists of all acreage at the landfill encompassed by an active permit to dispose of waste. Expansion acreage consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions included within this report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The number of holders of record of our common stock on February 8, 2019 was 8,942.

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

Comparison of Cumulative Five Year Total Return

Waste Management, Inc.
S&P 500 Index
Dow Jones Waste & Disposal Services Index
$300
$250
$200
$150
$100
$50
$0
2013
2014
2015
2016
2017
2018

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Waste Management, Inc.	$100	$118	$127	$173	$215	$226
S&P 500 Index	$100	$114	$115	$129	$157	$150
Dow Jones Waste & Disposal Services Index	$100	$114	$119	$144	$168	$168

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. We announced in December 2017 that the Board of Directors authorized up to $1.25 billion in future share repurchases. During 2018, we repurchased an aggregate of $1,008 million of our common stock under accelerated share repurchase (“ASR”) agreements and open market repurchases, which equated to 11.7 million shares with a weighted average price per share of $86.35. See Note 13 to the Consolidated Financial Statements for additional information.

The following table summarizes common stock repurchases made during the fourth quarter of 2018 (shares in millions):

Issuer Purchases of Equity Securities

				Total Number of
	Total			Shares Purchased as	Approximate Maximum
	Number of	Average		Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid		Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share		Programs	the Plans or Programs
October 1 — 31	2.8	$89.60	(a)	2.8	$252 million
November 1 — 30	—	$—		—	$252 million
December 1 — 31	0.5	$88.88	(b)	0.5	$1.5 billion	(c)
Total	3.3	$89.49		3.3

(a)

In October 2018, we completed an ASR agreement that was entered into in July 2018 to repurchase $200 million of our common stock. At the beginning of the repurchase period, we delivered $200 million in cash and received 1.8 million shares. The ASR agreement completed in October 2018, at which time we received 0.4 million additional shares. At the beginning of October, subsequent to the completion of the July 2018 ASR agreement, we repurchased 0.5 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b‑18 of the Exchange Act for $48 million, inclusive of per-share commissions.

At the end of October 2018, we entered into a new ASR agreement to repurchase $200 million of our common stock. At the beginning of the repurchase period, we delivered $200 million in cash and received 1.9 million shares. The October 2018 ASR agreement completed in December 2018.

The “Average Price Paid per Share” in the table represents the final weighted average price per share paid for the completed ASR agreements and the open market repurchases.

(b)

In December 2018, we completed the October 2018 ASR agreement discussed above at which time we received 0.4 million additional shares. Subsequent to the completion of the October 2018 ASR agreement, we repurchased an additional 0.1 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $10 million, inclusive of per-share commissions. The “Average Price Paid per Share” in the table represents the final weighted average price per share paid for the completed ASR agreement and the open market repurchases.

(c)

We announced in December 2018 that the Board of Directors has authorized up to $1.5 billion in future share repurchases, which supersedes and replaces remaining authority under any prior Board of Directors authorization for share repurchases after the completion of our current open market repurchase plan ending February 15, 2019.

Any future share repurchases will be made at the discretion of management and will depend on various factors including our net earnings, financial condition, cash required for future business plans, and growth and acquisitions.

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

	Years Ended December 31,
	2018(a)	2017(a)	2016(a)	2015	2014
	(In Millions, Except per Share Amounts)
Statement of Operations Data:
Operating revenues	$14,914	$14,485	$13,609	$12,961	$13,996
Consolidated net income	1,923	1,949	1,180	752	1,338
Net income attributable to Waste Management, Inc.	1,925	1,949	1,182	753	1,298
Basic earnings per common share	4.49	4.44	2.66	1.66	2.80
Diluted earnings per common share	4.45	4.41	2.65	1.65	2.79
Cash dividends declared per common share	1.86	1.70	1.64	1.54	1.50
Balance Sheet Data:
Working capital (deficit) (b)	$(463)	$(568)	$(418)	$(165)	$41
Total assets	22,650	21,829	20,859	20,367	21,252
Long-term debt, including current portion	10,026	9,491	9,310	8,929	9,390
Total Waste Management, Inc. stockholders’ equity	6,275	6,019	5,297	5,345	5,866
Total equity	6,276	6,042	5,320	5,367	5,889

(a)	For more information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(b)	Prior year information was revised to conform to our current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2018. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

Overview

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. We own or operate the largest network of landfills in North America. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. Additionally, we are a leading recycler in North America, handling materials that include paper, cardboard, glass, plastic and metal. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provides collection, transfer, disposal, and recycling and resource recovery services. Our “Traditional Solid Waste” business excludes our recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the U.S.

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

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. Due to this, we monitor these developments to adapt our services offerings. As companies, individuals and communities look for ways to be more sustainable, we are promoting our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs.

Despite some industry consolidation in recent years, we encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, service quality, customer experience and breadth of service offerings. We also encounter competition for acquisition and growth opportunities. Our industry is directly affected by changes in general economic factors, as increases and decreases in consumer spending, business expansions and construction starts generally correlate to volumes of waste generated and our revenues. Negative economic conditions, in addition to competitor actions, can make it more challenging to negotiate,  renew or expand service contracts with acceptable margins and customers may reduce their service needs. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for recyclable materials we sell. Our operating expenses are directly impacted by volume levels; as volume levels shift, due to economic and other factors, we must manage our network capacity and cost structure accordingly.

The generally favorable macro-economic environment, including steady spending by consumers and businesses and construction starts, has benefited our volume growth and gross margins in recent quarters. We are not expecting any significant shift in the near term, but there is increased market volatility and uncertainty about longer-term macro-economic indicators. Disruptions in the global movement of recycling commodities, due in part to actions by the Chinese government, resulted in significantly lower average markets prices in 2018 compared to 2017; however, we currently expect market price declines for recycling commodities to moderate in 2019. The recycling industry is continuing to adapt to the heightened quality standards and regulations. In addition, we are also focusing on managing processing costs, developing alternative markets and educating customers to reduce contamination in the recycling stream.

Current Year Financial Results

During 2018, we continued to produce strong operating results from our Traditional Solid Waste business, driven by strong yield and volume growth in our collection and disposal business. Net income and earnings per diluted share both increased primarily as a result of the strong operating results from our Traditional Solid Waste business as well as the favorable impact on our effective tax rate due to enactment of tax reform. The Company continued its commitment to supporting both organic and inorganic growth during 2018, allocating $1,694 million of available cash to capital expenditures and $466 million to the acquisition of solid waste businesses. We also allocated $1,806 million to our shareholders during 2018 through common stock repurchases and dividends.

Key items of our 2018 financial results include:

•

Revenues of $14,914 million for 2018 compared with $14,485 million in 2017, an increase of $429 million, or 3.0%. This increase is primarily attributable to (i) higher volumes due to improving market conditions; (ii) increased yield in our collection and disposal business and (iii) increased recycling brokerage volumes, partially offset by (i) lower market prices for recycling commodities and (ii) fluctuations in foreign currency and other;

•

Operating expenses of $9,249 million in 2018, or 62.0% of revenues, compared with $9,021 million, or 62.3% of revenues, in 2017. This increase of $228 million is primarily attributable to higher volumes and cost inflation in the current year period, partially offset by (i) changes in accounting for rebates and certain franchise fees required by the adoption of ASU 2014-09 and (ii) decreased cost of goods sold due to lower market prices for recycling commodities;

•

Selling, general and administrative expenses of $1,453 million in 2018, or 9.7% of revenues, compared with $1,468 million, or 10.1% of revenues, in 2017. This decrease of $15 million is primarily attributable to lower incentive compensation accruals partially offset by increased professional fees and bad debt expense;

•	Income from operations of $2,789 million, or 18.7% of revenues, in 2018 compared with $2,636 million, or 18.2% of revenues, in 2017, an increase of $153 million;
•

Net income attributable to Waste Management, Inc. of $1,925 million, or $4.45 per diluted share, for 2018 as compared with $1,949 million, or $4.41 per diluted share, for 2017. The comparability is impacted by an increase in the effective income tax rate in the current year period of 19% compared with 11% in the prior year period primarily due to the one-time impacts associated with enactment of tax reform in late 2017. The current year was favorably impacted by (i) improved operating results in our Traditional Solid Waste business and (ii) net gains associated with the sale of certain hauling and ancillary operations. Partially offsetting these increases was lower earnings from our recycling line of business due to lower market prices for recycling commodities and the impairment of a landfill;

•	Net cash provided by operating activities was $3,570 million in 2018 compared with $3,180 million in 2017; and
•

Free cash flow was $2,084 million in 2018 compared with $1,770 million in 2017. The $314 million increase was a result of (i) higher earnings from our Traditional Solid Waste business; (ii) lower income tax payments associated with enactment of tax reform in late 2017 and timing of income tax payments and (iii) divestitures of certain hauling and ancillary operations partially offset by higher capital expenditures to support organic growth in our business. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

Our operating revenues set forth below are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. We also provide additional services that are not managed through our Solid Waste business, including both our WMSBS and EES organizations, recycling brokerage services, landfill gas-to-energy services and certain other expanded service offerings and solutions. These operations are presented in our “Other” segment in the table below. The following table summarizes revenues during the years ended December 31 (in millions):

	2018	2017	2016
Solid Waste	$15,537	$14,832	$13,968
Other	2,487	2,538	2,278
Intercompany	(3,110)	(2,885)	(2,637)
Total	$14,914	$14,485	$13,609

The mix of operating revenues from our major lines of business is reflected in the table below for the years ended December 31 (in millions):

	2018	2017	2016
Commercial	$3,972	$3,714	$3,480
Residential	2,529	2,528	2,487
Industrial	2,773	2,583	2,412
Other	450	439	423
Total collection	9,724	9,264	8,802
Landfill	3,560	3,370	3,110
Transfer	1,711	1,591	1,512
Recycling	1,293	1,432	1,221
Other (a)	1,736	1,713	1,601
Intercompany (b)	(3,110)	(2,885)	(2,637)
Total	$14,914	$14,485	$13,609

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

(b)	Intercompany revenues between lines of business are eliminated in the Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period change in revenues and average yield (dollars in millions):

	2018 vs. 2017				2017 vs. 2016
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$291	2.3%			$241	2.0%
Recycling commodities	(273)	(19.1)			237	20.1
Fuel surcharges and mandated fees	111	21.3			73	16.3
Total average yield (c)			$129	0.9%			$551	4.1%
Volume			478	3.3			289	2.1
Internal revenue growth			607	4.2			840	6.2
Acquisitions			199	1.4			48	0.3
Divestitures			(133)	(0.9)			(27)	(0.2)
Foreign currency translation and other			(244)	(1.7)			15	0.1
Total			$429	3.0%			$876	6.4%

(a)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue adjusted to exclude the impacts of divestitures for the current year.
(b)	Calculated by dividing the increase or decrease for the current year by the prior year’s total Company revenue adjusted to exclude the impacts of divestitures for the current year.
(c)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

Revenue growth from collection and disposal average yield was $291 million, or 2.3%, and $241 million, or 2.0%, for the years ended December 31, 2018 and 2017, respectively. We experienced growth in yield for all of our collection and disposal lines of business in both 2018 and 2017. The period-to-period changes are as follows (dollars in millions):

	2018 vs. 2017		2017 vs. 2016
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$99	2.9%	$99	3.0%
Industrial	107	4.4	69	3.1
Residential	47	1.9	44	1.8
Total collection	253	2.9	212	2.6
Landfill	22	1.1	17	0.9
Transfer	16	1.9	12	1.5
Total collection and disposal	$291	2.3%	$241	2.0%

Our increase in collection and disposal yield for the years ended December 31, 2018 and 2017, compared with the prior years, includes increased revenues from our environmental fees of $74 million and $67 million, respectively.

Recycling Commodities — Fluctuations in the market prices for recycling commodities resulted in revenue decline of $273 million and revenue growth of $237 million for the years ended December 31, 2018 and 2017, respectively, as compared with the prior years. Disruptions in the global movement of recycling commodities began in September 2017 and continued throughout 2018. Average market prices for recycling commodities at the Company’s facilities were 40% lower in 2018 compared to 2017. We currently expect market prices for recycling commodities to moderate in 2019.

Fuel Surcharges and Mandated Fees — These revenues, which are predominantly generated by our fuel surcharge program, increased $111 million and $73 million for the years ended December 31, 2018 and 2017, respectively, as compared with the prior years. These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. Market prices for diesel fuel increased 20% and 15% for the years ended December 31, 2018 and 2017, respectively, compared with the prior years. The mandated fees included in this line item are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations where we are the primary obligor in the contractual arrangement.

Volume

Our revenues from volume increased $478 million, or 3.3%, and $289 million, or 2.1%, for the years ended December 31, 2018 and 2017, respectively, as compared with the prior years. The comparison does not include volumes from acquisitions.

We experienced higher volumes throughout 2018 and 2017 due to our focus on customer service and disciplined growth, combined with favorable market conditions in our Traditional Solid Waste business. We have experienced significant volume growth with existing customers, particularly in our commercial collection business. The volume growth is the result of proactive efforts taken to work with our customers as their businesses expand and grow to identify service upgrade opportunities. Contributors to our volume increase in both 2018 and 2017 included a large new contract addition in the second half of 2017 that continued to favorably impact volume growth for our commercial collection business into 2018. Additionally, a large contract executed in the second half of 2017 increased our volumes at our transfer stations with incremental volume additions during 2018 that will continue to favorably impact our volumes into 2019. The clean-up efforts of natural disasters throughout the U.S. in the second half of 2017 favorably affected our landfill volumes primarily in the fourth quarter of 2017 as compared with 2016 but negatively impacted the comparability of volumes for 2018. Furthermore, our WMSBS organization experienced favorable volume growth in both 2018 and 2017.

Additionally, a volume increase from our recycling brokerage services affected the comparability of volumes for 2018 and 2017. Drivers affecting the comparability of volumes for 2017 and 2016 included a volume increase from an eleven-month outage at a waste-to-energy facility in Virginia that ended in mid-December 2017 offset, in part, by one less workday in 2017 that negatively impacted our volume growth.

Foreign Currency Translation and Other

Fluctuations in foreign currency affect revenues from our Canadian operations. We also experienced revenue decline associated with the adoption of ASU 2014-09 and other changes. See Notes 2 and 3 to the Consolidated Financial Statements for further discussion.

Operating Expenses

Our operating expenses are comprised of (i) labor and related benefits costs (excluding labor costs associated with maintenance and repairs discussed below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs costs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are affected by variables such as volumes, distance and fuel prices; (v) costs of goods sold, which includes the cost to purchase recycling materials for our recycling line of business, including certain rebates paid to suppliers; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees, contingent landfill lease payments and royalties; (viii) landfill operating costs, which include interest accretion on landfill liabilities, interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include general liability, automobile liability and workers’ compensation claims programs costs and (x) other operating costs, which include gains and losses on sale of assets, telecommunications, equipment and facility lease expenses, property taxes, utilities and supplies.

The following table summarizes the major components of our operating expenses for the years ended December 31 (dollars in millions):

		Period-to-Period			Period-to-Period
	2018	Change		2017	Change		2016
Labor and related benefits	$2,703	$203	8.1%	$2,500	$90	3.7%	$2,410
Transfer and disposal costs	1,105	109	10.9	996	22	2.3	974
Maintenance and repairs	1,255	85	7.3	1,170	94	8.7	1,076
Subcontractor costs	1,375	139	11.2	1,236	43	3.6	1,193
Cost of goods sold	783	(186)	(19.2)	969	111	12.9	858
Fuel	409	34	9.1	375	75	25.0	300
Disposal and franchise fees and taxes	598	(155)	(20.6)	753	51	7.3	702
Landfill operating costs	331	3	0.9	328	(24)	(6.8)	352
Risk management	235	16	7.3	219	27	14.1	192
Other	455	(20)	(4.2)	475	46	10.7	429
	$9,249	$228	2.5%	$9,021	$535	6.3%	$8,486
Percentage of revenues	62.0%			62.3%			62.4%

The increase in volumes in the current year periods, as discussed above in Operating Revenues, affect the comparability of operating expenses for the periods presented. In addition, cost inflation affects the comparability of operating expenses particularly between 2018 and 2017.

Other significant items affecting the comparison of operating expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs in 2018 as compared with 2017 was driven by (i) volume growth in our collection line of business; (ii) a bonus plan established in early 2018 targeted at improving employee retention and (iii) merit increases. The increase in labor and related benefits costs in 2017 as compared with 2016 was due to (i) merit increases; (ii) increased headcount driven by higher volumes and (iii) charges for the withdrawal from certain underfunded Multiemployer Pension Plans. These cost increases were partially offset by one less workday in 2017.

Maintenance and Repairs — The increase in maintenance and repairs costs in 2018 and 2017 as compared with the prior year periods was primarily driven by (i) higher labor costs from volume growth and cost inflation and (ii) higher third-party service and parts costs.

Cost of Goods Sold — The decrease in cost of goods sold in 2018 as compared with 2017 was primarily driven by (i) lower market prices for recycling commodities and (ii) a change in accounting for certain customer rebates due to the adoption of ASU 2014-09 in the current year period. See Notes 2 and 3 to the Consolidated Financial Statements for further discussion of ASU 2014‑09. The increase in cost of goods sold in 2017 as compared with 2016 was due to higher market prices for recycling commodities, partially offset by lower costs due to (i) continued efforts to restructure recycling rebates paid to customers and (ii) the divestiture of a majority-owned organics company in 2016.

Fuel — The increase in fuel costs in 2018 as compared with 2017 was due to higher market prices for diesel fuel, partially offset by the recognition of a $28 million benefit from the extension of federal natural gas fuel credits. We recognized the benefit in the first quarter of 2018 when the legislation was passed, though the credits relate to 2017 business activity and these credits were not extended into 2018. The increase in fuel costs in 2017 as compared with 2016 was primarily due to (i) higher market prices for diesel fuel; (ii) the expiration of certain natural gas fuel excise tax credits as of December 31, 2016 and (iii) higher volumes in our collection line of business. These cost increases were partially offset by (i) lower costs resulting from the continued conversion of our fleet to natural gas vehicles and (ii) reduced fuel consumption due to efficiency gains in the routing of our fleet.

Disposal and Franchise Fees and Taxes — The decrease in disposal and franchise fees and taxes in 2018 as compared with 2017 was driven by the adoption of ASU 2014-09 in the current year period; specifically, certain franchise fees were treated as disposal fees and taxes in the prior year periods and are treated as a reduction in operating revenues in the current year period. See Notes 2 and 3 to the Consolidated Financial Statements for further discussion of ASU 2014-09. The increase in disposal and franchise fees and taxes in 2017 as compared with 2016 is primarily due to higher landfill volumes and increased municipal franchise fees.

Risk Management — The increase in risk management costs in 2018 and 2017 was primarily due to increases in losses within our self-insured retention.

Other — The decrease in other operating costs in 2018 as compared with 2017 was primarily driven by net gains on sales of certain assets in the current year period. The increase in other operating costs in 2017 as compared with 2016 was principally driven by favorable adjustments to our contingent consideration liabilities associated with certain acquisitions in 2016 and higher operating lease expenses in 2017.

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

The following table summarizes the major components of our selling, general and administrative expenses for the years ended December 31 (dollars in millions):

		Period-to-Period			Period-to-Period
	2018	Change		2017	Change		2016
Labor and related benefits	$957	$(43)	(4.3)%	$1,000	$32	3.3%	$968
Professional fees	113	11	10.8	102	5	5.2	97
Provision for bad debts	53	11	26.2	42	2	5.0	40
Other	330	6	1.9	324	19	6.2	305
	$1,453	$(15)	(1.0)%	$1,468	$58	4.1%	$1,410
Percentage of revenues	9.7%			10.1%			10.4%

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The decrease in labor and related benefits costs in 2018 compared with 2017 was primarily due to (i) lower incentive compensation accruals in the current year period and (ii) severance costs for former executives incurred in 2017 partially offset by merit increases and a bonus plan established in early 2018 targeted at improving employee retention. The increase in labor and related benefits costs in 2017 compared with 2016 was primarily due to (i) merit increases; (ii) higher incentive compensation accruals and (iii) higher severance costs for former executives in 2017.

Professional Fees — The increase in professional fees in 2018 compared with 2017 was primarily due to the investments we are making in technology to improve our operations and our customer service and higher legal fees.

Provision for Bad Debts — Our provision for bad debts increased in 2018 compared with 2017 primarily due to (i) an increase in revenues and (ii) the bankruptcy of a strategic customer in our WMSBS organization.

Other — The increase in other expenses in 2018 compared with 2017 was primarily due to higher litigation settlements in 2018, which were partially offset by lower costs associated with advertising and travel and entertainment as we continued to focus on controlling costs.  The increase in other expenses in 2017 compared with 2016 was primarily due to favorable litigation settlements in 2016 and charitable contributions made for hurricane relief efforts in 2017.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses for the years ended December 31 (dollars in millions):

		Period-to-Period			Period-to-Period
	2018	Change		2017	Change		2016
Depreciation of tangible property and equipment	$838	$55	7.0%	$783	$10	1.3%	$773
Amortization of landfill airspace	538	41	8.2	497	69	16.1	428
Amortization of intangible assets	101	5	5.2	96	(4)	(4.0)	100
	$1,477	$101	7.3%	$1,376	$75	5.8%	$1,301
Percentage of revenues	9.9%			9.5%			9.6%

The increase in depreciation of tangible property and equipment during 2018 as compared to 2017 is primarily due to increased capital expenditures to support organic growth in our business. The increase in amortization of landfill airspace during 2018 and 2017 as compared with the prior year periods is primarily due to higher volumes at our landfills and changes in our landfill estimates.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the years ended December 31 (in millions):

	2018	2017	2016
(Gain) loss from divestitures	$(96)	$(38)	$9
Asset impairments	38	41	59
Other	—	(19)	44
	$(58)	$(16)	$112

During the year ended December 31, 2018, we recognized net gains of $58 million, primarily related to (i) a $52 million gain associated with the sale of certain hauling operations in Tier 1 and (ii) net gains of $44 million substantially all from divestitures of certain ancillary operations. These gains were partially offset by (i) a $30 million charge to impair a landfill in Tier 3 based on an internally developed discounted projected cash flow analysis, taking into account continued volume decreases and revised capping cost estimates and (ii) $8 million of impairment charges primarily related to our LampTracker® reporting unit.

During the year ended December 31, 2017, we recognized net gains of $16 million, primarily related to (i) gains of $31 million from the sale of certain oil and gas producing properties and (ii) a $30 million reduction in post-closing, performance-based contingent consideration obligations associated with an acquired business in our EES organization. These gains were partially offset by (i) $34 million of goodwill impairment charges primarily related to our EES organization; (ii) $11 million of charges to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 10 to the Consolidated Financial Statements and (iii) $7 million of charges to write down certain renewable energy assets.

During the year ended December 31, 2016, we recognized net charges of $112 million, primarily related to (i) $44 million of charges to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 10 to the Consolidated Financial Statements; (ii) a $43 million charge to impair a landfill in Tier 3 due to a loss of expected volumes; (iii) $12 million of goodwill impairment charges primarily related to our LampTracker® reporting unit and (iv) an $8 million loss on the sale of a majority-owned organics company.

See Note 3 to the Consolidated Financial Statements for additional information related to the accounting policy and analysis involved in identifying and calculating impairments.

Income from Operations

The following table summarizes income from operations for the years ended December 31 (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2018	Change		2017	Change		2016
Solid Waste:
Tier 1	$1,642	$104	6.8%	$1,538	$108	7.6%	$1,430
Tier 2	542	(10)	(1.8)	552	30	5.7	522
Tier 3	1,211	12	1.0	1,199	205	20.6	994
Solid Waste	3,395	106	3.2	3,289	343	11.6	2,946
Other	(66)	2	(2.9)	(68)	32	(32.0)	(100)
Corporate and Other	(540)	45	(7.7)	(585)	(35)	6.4	(550)
Total	$2,789	$153	5.8%	$2,636	$340	14.8%	$2,296
Percentage of revenues	18.7%			18.2%			16.9%

Our segments are discussed further in Note 19 to the Consolidated Financial Statements.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three years ended December 31, 2018 are summarized below:

The following items affected both comparable periods:

•	Our Solid Waste business benefited from internal revenue growth offset, in part, by merit increases and increased maintenance and repair costs.

In addition, the following items affected 2018 when compared with 2017:

•

Our income from operations for our Solid Waste business benefited from certain federal natural gas fuel credits in the first quarter of 2018 and was negatively impacted by (i) lower market prices for recycling commodities; (ii) higher operating costs, including a bonus plan established in early 2018 targeted at improving employee retention and (iii) increased depreciation and amortization expenses to support growth of our business. During 2018, Tier 1 also benefited from the divestiture of certain hauling operations and Tier 3 was negatively impacted by an impairment of a landfill.

In addition, the following items affected 2017 when compared with 2016:

•

Our Solid Waste business benefited from (i) higher market prices for recycling commodities; (ii) decreased landfill leachate management costs in Tier 3 and (iii) an impairment charge for a landfill in Tier 3 in 2016. However, our income from operations was negatively impacted by (i) charges for the withdrawal from certain underfunded Multiemployer Pension Plans, primarily in Tier 3 and (ii) increased landfill amortization expense related to higher volumes at our landfills and changes in our landfill estimates, primarily in Tier 3.

Other — In 2018 compared with 2017, our Other segment benefited from net gains from divestitures of certain ancillary operations and improved results in our EES and WM Renewable Energy businesses, partially offset by higher risk management costs.  A reduction in contingent consideration obligations in our EES business favorably affected 2017 when compared with 2016.

Corporate and Other — Corporate and other was affected by charges in 2016, and to a lesser extent in 2017, to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas.

In addition, the following items affected 2018 when compared with 2017:

•

Decreased expenses in 2018 as a result of lower incentive compensation accruals and severance costs for former executives incurred in 2017. These decreases were offset, in part, by higher professional fees primarily due to the investments we are making in technology to improve our operations and our customer service in 2018.

In addition, the following items affected 2017 when compared with 2016:

•	Increased expenses in 2017 as a result of higher incentive compensation accruals and severance costs. These increases were offset, in part, by a favorable litigation settlement in 2016.

Interest Expense, Net

Our interest expense, net was $374 million, $363 million and $376 million in 2018, 2017 and 2016, respectively. Our 2017 interest expense benefited from higher capitalized interest on certain projects under development and the early repayment of high-coupon senior notes and issuance of new senior notes at lower coupon interest rates in 2017.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $41 million, $68 million and $44 million in 2018, 2017 and 2016, respectively. The amount in 2017 includes impairment charges of $29 million to write down equity method investments in waste diversion technology companies to their estimated fair values. The remaining losses for each period are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. We generate tax benefits, including tax credits, from the losses incurred from these investments, which are discussed further in Note 8 to the Consolidated Financial Statements.

Other, Net

We recognized other, net income of $2 million in 2018 compared to other, net expense of $14 million and $54 million in 2017 and 2016, respectively. The expenses for 2017 and 2016 were impacted by impairment charges of $11 million and $42 million, respectively, related to other-than-temporary declines in the value of minority-owned investments in waste diversion technology companies. In addition, we also recognized (i) $8 million of expense during 2016 associated with the termination of our cross-currency swaps, which is discussed further in Note 7 to the Consolidated Financial Statements and (ii) a loss on early extinguishment of debt of $6 million and $4 million in 2017 and 2016, respectively.

Income Tax Expense

We recorded income tax expense of $453 million, $242 million and $642 million in 2018, 2017 and 2016, respectively, resulting in effective income tax rates of 19.0%, 11.0% and 35.2% for the years ended December 31, 2018, 2017 and 2016, respectively. The comparability of our income tax expense for the reported periods has been primarily affected by the following:

•

Enactment of Tax Reform — For the year ended December 31, 2018, we recognized measurement period adjustments related to enactment of the Tax Cuts and Jobs Act primarily due to the filing of our income tax returns resulting in a reduction in our income tax expense of $12 million. The reduction consisted of a net income tax benefit of (i) $7 million for the remeasurement of our deferred income tax assets and liabilities and other reserves due to the decrease in the federal corporate income tax rate and (ii) a $5 million adjustment for the one-time, mandatory transition tax. For the year ended December 31, 2017, we recognized a reduction in our income tax expense of $529 million consisting of a net tax benefit of $595 million for the initial remeasurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, partially offset by income tax expense of $66 million for the one-time, mandatory transition tax.

•

Other Adjustments –  We recognized reductions in our income tax expense of $92 million, $7 million and $21 million for the years ended December 31, 2018, 2017 and 2016, respectively, associated with adjustments to accruals and related deferred taxes and tax audit settlements.

See Note 8 to the Consolidated Financial Statements for more information related to income taxes.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 247 solid waste and five secure hazardous waste landfills as of December 31, 2018 and 244 solid waste and five secure hazardous waste landfills as of December 31, 2017. For these landfills, the following table reflects changes in capacity, as measured in tons of waste, for the years ended December 31 and remaining capacity, measured in cubic yards of waste, as of December 31 (in millions):

	2018			2017
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity
Balance as of beginning of year (in tons)	4,799	186	4,985	4,754	219	4,973
Acquisitions, divestitures, newly permitted landfills and closures	5	—	5	6	—	6
Changes in expansions pursued (a)	—	72	72	—	65	65
Expansion permits granted (b)	42	(42)	—	98	(98)	—
Airspace consumed	(116)	—	(116)	(112)	—	(112)
Changes in engineering estimates and other (c)	32	4	36	53	—	53
Balance as of end of year (in tons)	4,762	220	4,982	4,799	186	4,985
Balance as of end of year (in cubic yards)	4,735	194	4,929	4,815	169	4,984

(a)

Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits, if any.

(b)

We received expansion permits at six of our landfills during 2018 and nine of our landfills during 2017, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal capacity of our existing landfills.

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

The tons received at our landfills are shown below (tons in thousands):

	2018					2017
	# of		Total		Tons per	# of	Total		Tons per
	Sites		Tons		Day	Sites	Tons		Day
Solid waste landfills	247	(a)	115,972		426	244	112,849		415
Hazardous waste landfills	5		739		3	5	584		2
	252		116,711		429	249	113,433		417
Solid waste landfills closed, divested or contract expired during related year	1		424			1	139
			117,135	(b)			113,572	(b)

(a)	In 2018, we acquired four landfills and closed one landfill.
(b)

These amounts include 1.5 million tons and 1.8 million tons as of December 31, 2018 and 2017, respectively, that were received at our landfills but were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate receives certification of closure from the applicable regulatory agency, we generally transfer the management of the site, including any remediation activities, to our environmental legacy management group. As of December 31, 2018, our environmental legacy management group managed 207 closed landfills.

Based on remaining permitted airspace as of December 31, 2018 and projected annual disposal volumes, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 41 years. Many of our landfills have the potential for expanded disposal capacity beyond what is currently permitted. We monitor the availability of permitted disposal capacity at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future waste volumes, disposal prices, construction and operating costs, remaining capacity and likelihood of obtaining an expansion permit. We are seeking expansion permits at 15 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions — Landfills section below. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 43 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills owned or operated as of December 31, 2018, segregated by their estimated operating lives based on remaining permitted and expansion capacity and projected annual disposal volume, was as follows:

	# of Landfills
0 to 5 years	30
6 to 10 years	16
11 to 20 years	35
21 to 40 years	68
41+ years	103
Total	252	(a)

(a)

Of the 252 landfills, 204 are owned, 35 are operated under lease agreements and 13 are operated under other contractual agreements. For the landfills not owned, we are usually responsible for final capping, closure and post-closure obligations.

As of December 31, 2018, we have 16 landfills which are not currently accepting waste. During the year ended December 31, 2018, we performed tests of recoverability for seven of these landfills with an aggregate net recorded capitalized landfill asset cost of $270 million, for which the undiscounted expected future cash flows resulting from our probability-weighted estimation approach exceeded the carrying values. We did not perform recoverability tests for the remaining nine landfills as the net recorded capitalized landfill asset cost was not material.

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

The changes to the cost basis of our landfill assets and accumulated landfill airspace amortization for the year ended December 31, 2018 are reflected in the table below:

		Accumulated
	Cost Basis of	Landfill Airspace
	Landfill Assets	Amortization	Landfill Assets
December 31, 2017	$14,904	$(8,788)	$6,116
Capital additions	513	—	513
Asset retirement obligations incurred and capitalized	83	—	83
Acquisitions	2	—	2
Amortization of landfill airspace	—	(538)	(538)
Foreign currency translation	(89)	35	(54)
Asset retirements and other adjustments	(173)	134	(39)
December 31, 2018	$15,240	$(9,157)	$6,083

As of December 31, 2018, we estimate that we will spend approximately $600 million in 2019, and approximately $1.25 billion in 2020 and 2021 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

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

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2018 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2017	$1,675	$251
Obligations incurred and capitalized	83	—
Obligations settled	(108)	(26)
Interest accretion	95	5
Revisions in estimates and interest rate assumptions (a) (b)	(3)	9
Acquisitions, divestitures and other adjustments (c)	18	(2)
December 31, 2018	$1,760	$237

(a)

The amount reported for our landfill liabilities includes a net decrease of $15 million primarily related to our year-end annual review of landfill final capping, closure and post-closure obligations partially offset by an increase of

$12 million due to the acceleration of the expected timing of capping activities for a landfill. See Note 11 to the Consolidated Financial Statements for discussion of the impairment charge related to this landfill.

(b)

The amount reported for our environmental remediation liabilities includes changes in cost estimates associated with environmental remediation projects resulting in an increase in the required obligation. These charges were partially offset by a decrease of $3 million in our environmental remediation liabilities due to an increase in the risk-free discount rate used to measure our liabilities from 2.5% at December 31, 2017 to 2.75% at December 31, 2018.

(c)	The amount reported for our landfill liabilities includes an increase of $27 million due to landfill acquisitions partially offset by landfill divestitures and other adjustments.

Landfill Operating Costs — The following table summarizes our landfill operating costs for the years ended December 31 (in millions):

	2018	2017	2016
Interest accretion on landfill liabilities	$95	$92	$91
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	(2)	3	—
Leachate and methane collection and treatment	150	143	176
Landfill remediation costs	13	14	15
Other landfill site costs	75	76	70
Total landfill operating costs	$331	$328	$352

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

The following table presents our landfill airspace amortization expense on a per-ton basis for the years ended December 31:

	2018	2017	2016
Amortization of landfill airspace (in millions)	$538	$497	$428
Tons received, net of redirected waste (in millions)	116	112	104
Average landfill airspace amortization expense per ton	$4.64	$4.44	$4.10

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

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of December 31 (in millions):

	2018	2017
Cash and cash equivalents	$61	$22
Restricted trust and escrow accounts:
Insurance reserves (a)	$252	$203
Final capping, closure, post-closure and environmental remediation funds	103	101
Other	11	15
Total restricted trust and escrow accounts	$366	$319
Debt:
Current portion	$432	$739
Long-term portion	9,594	8,752
Total debt	$10,026	$9,491

(a)Includes $70 million as of December 31, 2018 and 2017 in other current assets in our Consolidated Balance Sheets.

We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities, when appropriate. The components of our borrowings as of December 31, 2018 are described in Note 7 to the Consolidated Financial Statements.

Changes in our outstanding debt balances from December 31, 2017 to December 31, 2018 were primarily attributable to (i) net debt cash borrowings of $313 million; (ii) our recent federal low-income housing investment discussed in Note 8 to the Consolidated Financial Statements and new capital leases, which increased our debt obligations by $250 million and (iii) the impacts of other non-cash changes in our debt balances such as divestitures, debt issuance costs, discounts, premiums, foreign currency translation and terminated interest rate derivatives.

As of December 31, 2018, we had $1.9 billion of debt maturing within the next 12 months, including (i) $990 million of short-term borrowings under our commercial paper program; (ii) $705 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $161 million of other debt with scheduled maturities within the next 12 months, including $106 million of tax-exempt bonds and (iv) C$15 million, or $11 million, of Canadian borrowings under our $2.75 billion revolving credit facility.  Of the $990 million of short-term borrowings outstanding under our commercial paper program as of December 31, 2018 that are supported by our $2.75 billion revolving credit facility, we have the intent and ability to refinance or maintain approximately $730 million of these borrowings on a long-term basis, and we have classified these amounts as long-term debt. As of December 31, 2018, we have classified an additional $705 million of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.75 billion revolving credit facility, as discussed below. The remaining $432 million of debt maturing in the next 12 months is classified as current obligations.

As of December 31, 2018, we also have $268 million of variable-rate tax-exempt bonds that are supported by letters of credit under our $2.75 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $2.75 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have also classified these borrowings as long-term in our Consolidated Balance Sheet as of December 31, 2018.

We have credit facilities in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit, categorized by type of facility as of December 31 (in millions):

	2018	2017
Revolving credit facility (a)	$587	$642
Other letter of credit facilities (b)	556	507
	$1,143	$1,149

(a)	As of December 31, 2018, we had an unused and available credit capacity of $1.2 billion.
(b)	As of December 31, 2018, these other letter of credit facilities are both committed and uncommitted with terms extending through December 2020.

Refinancing of Revolving Credit Facility

In June 2018, we entered into the $2.75 billion revolving credit facility, which amended and restated our prior long-term U.S. revolving credit facility. Amendments to the credit agreement included (i) increasing total capacity under the facility from $2.25 billion to $2.75 billion; (ii) establishment of a $750 million accordion feature that may be used to increase total capacity in future periods; (iii) extending the term through June 2023 and (iv) inclusion of two one-year extension options. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WM, were added as additional borrowers under the $2.75 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. WM Holdings, a wholly-owned subsidiary of WM, guarantees all of the obligations under the $2.75 billion revolving credit facility.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31 (in millions):

	2018	2017(a)	2016(a)
Net cash provided by operating activities	$3,570	$3,180	$3,003
Net cash used in investing activities	$(2,169)	$(1,620)	$(1,929)
Net cash used in financing activities	$(1,508)	$(1,361)	$(1,084)

(a)

Prior year information was revised to reflect the adoption of ASU 2016‑15 and ASU 2016-18 and conform to our current year presentation. See Note 2 to the Consolidated Financial Statements for further discussion.

Net Cash Provided by Operating Activities — Our operating cash flows increased by $390 million for the year ended December 31, 2018, as compared with the prior year period, as a result of (i) higher earnings from our Traditional Solid Waste business and (ii) lower income tax payments of $213 million, driven by enactment of tax reform and timing of income tax payments partially offset by lower earnings from our recycling line of business.

Our operating cash flows increased by $177 million for the year ended December 31, 2017, as compared with the prior year period, as a result of higher earnings from our Traditional Solid Waste business and recycling line of business.

This increase is partially offset by cash paid for income taxes, which was $120 million higher in 2017, largely driven by higher earnings and timing of income tax payments.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

•

Acquisitions — Our spending on acquisitions was $466 million, $200 million and $611 million in 2018, 2017 and 2016, respectively, of which $460 million, $198 million and $608 million, respectively, are considered cash used in investing activities. The remaining spend is either cash used in a financing or an operating activity related to the timing of contingent consideration paid subsequent to the adoption of ASU 2016-15. Substantially all of these acquisitions are related to our Solid Waste business. Our acquisitions in 2016 included $525 million for certain operations and business assets of Southern Waste Systems/Sun Recycling. See Notes 2 and 17 to the Consolidated Financial Statements for additional information. We continue to focus on accretive acquisitions and growth opportunities that will enhance and expand our existing service offerings.

•

Capital Expenditures — We used $1,694 million, $1,509 million and $1,339 million for capital expenditures in 2018, 2017 and 2016, respectively. The Company continues to maintain a disciplined focus on capital management and fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business, the timing of replacement of aging assets and investment in assets that support our strategy of continuous improvement through efficiency and innovation.

•

Proceeds from Divestitures — Proceeds from divestitures of businesses and other assets (net of cash divested) were $208 million, $99 million and $43 million in 2018, 2017 and 2016, respectively. In 2018, 2017 and 2016, $153 million, $62 million and $2 million of these divestitures, respectively, were made as part of our continuous focus on improving or divesting certain non-strategic or underperforming operations, with the remaining amounts generally related to the sale of fixed assets.

•

Other, Net — Our spending within other, net was $223 million, $12 million, and $25 million in 2018, 2017 and 2016, respectively. The increase in 2018 is primarily due to changes in our investments portfolio associated with our wholly-owned insurance captive from restricted cash and cash equivalents to available-for-sale securities. See Note 16 to the Consolidated Financial Statements for additional information.

Net Cash Used in Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

•

Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt (excluding our commercial paper program discussed below) for the years ended December 31 (in millions):

	2018	2017(a)	2016(a)
Borrowings:
Revolving credit facility (b)	$119	$302	$1,889
Canadian term loan and revolving credit facility	8	9	347
Senior notes	—	745	496
Tax-exempt bonds	185	299	143
Other debt	47	124	182
	$359	$1,479	$3,057
Repayments:
Revolving credit facility (b)	$(108)	$(728)	$(1,483)
Canadian term loan and revolving credit facility	(117)	(146)	(193)
Senior notes	—	(590)	(510)
Tax-exempt bonds	(167)	(251)	(289)
Other debt	(107)	(192)	(207)
	$(499)	$(1,907)	$(2,682)
Net cash borrowings (repayments)	$(140)	$(428)	$375

(a)	Prior year information was revised to reflect the adoption of ASU 2016-18 and conform to our current year presentation. See Note 2 to the Consolidated Financial Statements for further discussion.
(b)	Our revolving credit facility was amended and restated in June 2018.

During 2018, we had $250 million of non-cash financing activities from our recent federal low-income housing investment discussed in Note 8 to the Consolidated Financial Statements and new capital leases. During 2017 and 2016, we did not have any significant non-cash investing and financing activities. Non-cash investing and financing activities are generally excluded from the Consolidated Statements of Cash Flows.

Refer to Note 7 to the Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Commercial Paper Program — During 2018 and 2017, we had net cash borrowings of $453 million and $513 million (net of the related discounts on issuance), respectively, under our commercial paper program. Borrowings were primarily to support new business opportunities and for general corporate purposes.

•

Common Stock Repurchase Program — For the periods presented, all share repurchases have been made in accordance with financial plans approved by our Board of Directors. We repurchased $1,008 million, $750 million and $725 million of our common stock during 2018 (including $4 million paid in January 2019), 2017 and 2016, respectively. See Note 13 to the Consolidated Financial Statements for additional information.

We announced in December 2018 that our Board of Directors has authorized up to $1.5 billion in future share repurchases. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

•	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors.

We paid aggregate cash dividends of $802 million, $750 million and $726 million during 2018, 2017 and 2016, respectively. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.41 in 2016 to $0.425 in 2017 and to $0.465 in 2018 and has been offset, in part, by a reduction in our common stock outstanding as a result of our common stock repurchase program.

In December 2018, we announced that our Board of Directors expects to increase the quarterly dividend from $0.465 to $0.5125 per share for dividends declared in 2019. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

•

Proceeds from the Exercise of Common Stock Options — The exercise of common stock options generated financing cash inflows of $52 million, $95 million and $63 million during 2018, 2017 and 2016, respectively. The year-over-year changes are generally due to the number of stock options exercised and the exercise price of those options.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below for the years ended December 31 (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2018	2017	2016
Net cash provided by operating activities (a)	$3,570	$3,180	$3,003
Capital expenditures	(1,694)	(1,509)	(1,339)
Proceeds from divestitures of businesses and other assets (net of cash divested)	208	99	43
Free cash flow (a)	$2,084	$1,770	$1,707

(a)	Prior year information was revised to reflect the adoption of ASU 2016‑18 and conform to our current year presentation. See Note 2 to the Consolidated Financial Statements.

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2019	2020	2021	2022	2023	Thereafter	Total
Recorded Obligations:
Expected environmental liabilities: (a)
Final capping, closure and post-closure	$143	$170	$132	$105	$98	$2,450	$3,098
Environmental remediation	26	19	65	37	13	81	241
	169	189	197	142	111	2,531	3,339
Debt payments (b) (c) (d)	1,166	780	584	622	614	6,382	10,148
Unrecorded Obligations: (e)
Interest on debt (f)	340	319	291	278	254	2,101	3,583
Non-cancelable operating lease obligations	74	69	54	40	37	370	644
Estimated unconditional purchase obligations (g)	138	121	110	45	41	399	854
Anticipated liquidity impact as of December 31, 2018	$1,887	$1,478	$1,236	$1,127	$1,057	$11,783	$18,568

(a)

Environmental liabilities include final capping, closure, post-closure and environmental remediation costs recorded in our Consolidated Balance Sheet as of December 31, 2018, without the impact of discounting and inflation. Our recorded environmental liabilities for final capping, closure and post-closure will increase as we continue to place additional tons within the permitted airspace at our landfills.

(b)	These amounts represent the scheduled principal payments related to our long-term debt, excluding interest.
(c)

Our debt obligations as of December 31, 2018 include $705 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months. If the remarketings of our bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowings for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2018, refer to Note 7 to the Consolidated Financial Statements.

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

(f)

Interest on our fixed-rate debt was calculated based on contractual rates and interest on our variable-rate debt was calculated based on interest rates as of December 31, 2018. For debt balances outstanding under our commercial paper program, we have reflected limited interest amounts due to the short-term nature of the borrowings. For debt balances outstanding under our $2.75 billion revolving credit facility, we have reflected interest based on the current outstanding principal assuming the amount remains unchanged through maturity. As of December 31, 2018, we had $82 million of accrued interest related to our debt obligations.

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

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments and reserves associated with our insured and self-insured claims. Each of these items is discussed in additional detail below and in Note 3 to the Consolidated Financial Statements. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis.

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

Long-Lived Asset Impairments

We assess our long-lived assets for impairment as required under the applicable accounting standards. If necessary, impairments are recorded in (gain) loss from divestitures, asset impairments and unusual items, net in our Consolidated Statement of Operations.

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

Beginning in 2018, we first performed a qualitative assessment to determine if it was more likely than not that the fair value of a reporting unit was less than its carrying value. If the assessment indicated a possible impairment, we completed a quantitative review, comparing the estimated fair value of a reporting unit to its carrying amount, including goodwill. An impairment charge was recognized if the asset’s estimated fair value was less than its carrying amount. Fair value is typically estimated using an income approach. However, when appropriate, we may also use a market approach. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported earnings. We then apply that multiple to the reporting units’ earnings to estimate their fair values. We believe that this approach may also be appropriate in certain circumstances because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net and Note 6 to the Consolidated Financial Statements for information related to goodwill impairments recognized during the reported periods.

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

In December 2017, we elected to use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. We continue to maintain conventional insurance policies with third-party insurers. In addition to certain business and operating benefits of having a wholly-owned insurance captive, we expect to receive certain cash flow benefits related to the timing of tax deductions related to these claims. WM will pay an annual premium to the insurance captive, typically in the first quarter of the year, for the estimated losses based on the external actuarial analysis. These premiums are held in a restricted escrow account to be used solely for paying insurance claims, resulting in a transfer of risk from WM to the insurance captive and are allocated between current and long-term assets in our Consolidated Balance Sheets depending on timing on the use of funds.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 18 to the Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 10 to the Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2018, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

New Accounting Standard Pending Adoption

Leases — In February 2016, the FASB issued ASU 2016‑02 associated with lease accounting. There have been further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018, ASU 2018-11 in July 2018 and ASU 2018-20 in December 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements will also be required. We elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption.

At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. We have elected to apply the package of practical expedients upon adoption.

We identified our leases or other contracts impacted by the new standard and are currently in the process of (i) finalizing our implementation of a software solution to manage and account for leases under the new standard and (ii) updating our business processes and related policies, systems and controls to support recognition and disclosure under the new standard.

Upon adoption of the amended guidance, we expect to recognize right-of-use assets and related liabilities of approximately $300 million to $350 million for our contracts which contain an operating lease. We currently do not expect the amended guidance to have any other material impacts on our consolidated financial statements.

Inflation

While inflationary increases in costs can affect our income from operations margins, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, as of December 31, 2018, approximately 35% of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. From time to time, we use derivatives to manage some portion of these risks. The Company had no derivatives outstanding as of December 31, 2018.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities. As of December 31, 2018, we had $10.1 billion of long-term debt, excluding the impacts of accounting for debt issuance costs, discounts, premiums and fair value adjustments attributable to terminated interest rate derivatives. We have $2.2 billion of debt that is exposed to changes in market interest rates within the next 12 months comprised of (i) $990 million of short-term borrowings under our commercial paper program;  (ii) $705 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months; (iii) $513 million of variable-rate tax-exempt bonds that are subject to repricing on either a daily or weekly basis and (iv) C$15 million, or $11 million, of Canadian borrowings under our $2.75 billion revolving credit facility. We currently estimate that a 100‑basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2019 interest expense by $19 million.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our fixed-rate tax-exempt bonds, through the end of a term interest rate period that exceeds 12 months. The fair value of our fixed-rate debt obligations can increase or decrease significantly if market interest rates change.

We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments. This analysis is inherently limited because it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, 100‑basis point increase in interest rates across all maturities attributable to these instruments would have decreased the fair value of our debt by approximately $575 million as of December 31, 2018.

We are also exposed to interest rate market risk from our cash and cash equivalent balances, as well as assets held in restricted trust funds and escrow accounts. These assets are generally invested in high quality, liquid instruments including money market funds that invest in U.S. government obligations with original maturities of three months or less. We believe that our exposure to changes in fair value of these assets due to interest rate fluctuations is insignificant as the fair value generally approximates our cost basis. We also invest a portion of our restricted trust and escrow account balances in available-for-sale securities, including U.S. Treasury securities, U.S. agency securities, municipal securities, mortgage- and asset-backed securities and equity securities.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Waste Management, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company, and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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
Houston, Texas February 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Waste Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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

Houston, Texas February 14, 2019

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$61	$22
Accounts receivable, net of allowance for doubtful accounts of $29 and $21, respectively	1,931	1,805
Other receivables	344	569
Parts and supplies	102	96
Other assets	207	202
Total current assets	2,645	2,694
Property and equipment, net of accumulated depreciation and amortization of $18,264 and $17,704, respectively	11,942	11,559
Goodwill	6,430	6,247
Other intangible assets, net	572	547
Restricted trust and escrow accounts	296	249
Investments in unconsolidated entities	406	269
Other assets	359	264
Total assets	$22,650	$21,829
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,037	$1,040
Accrued liabilities	1,117	980
Deferred revenues	522	503
Current portion of long-term debt	432	739
Total current liabilities	3,108	3,262
Long-term debt, less current portion	9,594	8,752
Deferred income taxes	1,291	1,248
Landfill and environmental remediation liabilities	1,828	1,770
Other liabilities	553	755
Total liabilities	16,374	15,787
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,993	4,933
Retained earnings	9,797	8,588
Accumulated other comprehensive income (loss)	(87)	8
Treasury stock at cost, 206,299,352 and 196,963,558 shares, respectively	(8,434)	(7,516)
Total Waste Management, Inc. stockholders’ equity	6,275	6,019
Noncontrolling interests	1	23
Total equity	6,276	6,042
Total liabilities and equity	$22,650	$21,829

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Years Ended December 31,
	2018	2017	2016
Operating revenues	$14,914	$14,485	$13,609
Costs and expenses:
Operating	9,249	9,021	8,486
Selling, general and administrative	1,453	1,468	1,410
Depreciation and amortization	1,477	1,376	1,301
Restructuring	4	—	4
(Gain) loss from divestitures, asset impairments and unusual items, net	(58)	(16)	112
	12,125	11,849	11,313
Income from operations	2,789	2,636	2,296
Other income (expense):
Interest expense, net	(374)	(363)	(376)
Equity in net losses of unconsolidated entities	(41)	(68)	(44)
Other, net	2	(14)	(54)
	(413)	(445)	(474)
Income before income taxes	2,376	2,191	1,822
Income tax expense	453	242	642
Consolidated net income	1,923	1,949	1,180
Less: Net loss attributable to noncontrolling interests	(2)	—	(2)
Net income attributable to Waste Management, Inc.	$1,925	$1,949	$1,182
Basic earnings per common share	$4.49	$4.44	$2.66
Diluted earnings per common share	$4.45	$4.41	$2.65
Cash dividends declared per common share	$1.86	$1.70	$1.64

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Years Ended December 31,
	2018	2017	2016
Consolidated net income	$1,923	$1,949	$1,180
Other comprehensive income (loss), net of tax:
Derivative instruments, net	8	7	12
Available-for-sale securities, net	5	2	5
Foreign currency translation adjustments	(105)	76	28
Post-retirement benefit obligation, net	2	3	2
Other comprehensive income (loss), net of tax	(90)	88	47
Comprehensive income	1,833	2,037	1,227
Less: Comprehensive loss attributable to noncontrolling interests	(2)	—	(2)
Comprehensive income attributable to Waste Management, Inc.	$1,835	$2,037	$1,229

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Consolidated net income	$1,923	$1,949	$1,180
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,477	1,376	1,301
Deferred income tax expense (benefit)	25	(251)	73
Interest accretion on landfill liabilities	95	92	91
Provision for bad debts	54	43	42
Equity-based compensation expense	89	101	90
Net gain on disposal of assets	(47)	(20)	(24)
(Gain) loss from divestitures, asset impairments and other, net	(58)	49	114
Equity in net losses of unconsolidated entities, net of dividends	41	39	44
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(16)	(271)	(78)
Other current assets	(16)	50	(12)
Other assets	(14)	(66)	75
Accounts payable and accrued liabilities	203	126	192
Deferred revenues and other liabilities	(186)	(37)	(85)
Net cash provided by operating activities	3,570	3,180	3,003
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(460)	(198)	(608)
Capital expenditures	(1,694)	(1,509)	(1,339)
Proceeds from divestitures of businesses and other assets (net of cash divested)	208	99	43
Other, net	(223)	(12)	(25)
Net cash used in investing activities	(2,169)	(1,620)	(1,929)
Cash flows from financing activities:
New borrowings	359	1,479	3,057
Debt repayments	(499)	(1,907)	(2,682)
Net commercial paper borrowings	453	513	—
Common stock repurchase program	(1,004)	(750)	(725)
Cash dividends	(802)	(750)	(726)
Exercise of common stock options	52	95	63
Tax payments associated with equity-based compensation transactions	(29)	(47)	(30)
Other, net	(38)	6	(41)
Net cash used in financing activities	(1,508)	(1,361)	(1,084)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(3)	—	—
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(110)	199	(10)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	293	94	104
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$183	$293	$94

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$61	$22	$32
Restricted cash and cash equivalents included in other current assets	49	70	—
Restricted cash and cash equivalents included in restricted trust and escrow accounts	73	201	62
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$183	$293	$94

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Balance, December 31, 2015	$5,367	630,282	$6	$4,827	$6,939	$(127)	(183,105)	$(6,300)	$22
Consolidated net income	1,180	—	—	—	1,182	—	—	—	(2)
Other comprehensive income (loss), net of tax	47	—	—	—	—	47	—	—	—
Cash dividends	(726)	—	—	—	(726)	—	—	—	—
Equity-based compensation transactions, net of tax	186	—	—	69	(7)	—	3,556	124	—
Common stock repurchase program	(725)	—	—	(45)	—	—	(11,241)	(680)	—
Other, net	(9)	—	—	(1)	—	—	(177)	(11)	3
Balance, December 31, 2016	$5,320	630,282	$6	$4,850	$7,388	$(80)	(190,967)	$(6,867)	$23
Consolidated net income	1,949	—	—	—	1,949	—	—	—	—
Other comprehensive income (loss), net of tax	88	—	—	—	—	88	—	—	—
Cash dividends	(750)	—	—	—	(750)	—	—	—	—
Equity-based compensation transactions, net	185	—	—	38	1	—	4,064	146	—
Common stock repurchase program	(750)	—	—	45	—	—	(10,058)	(795)	—
Other, net	—	—	—	—	—	—	(3)	—	—
Balance, December 31, 2017	$6,042	630,282	$6	$4,933	$8,588	$8	(196,964)	$(7,516)	$23
Adoption of new accounting standards	80	—	—	—	85	(5)	—	—	—
Consolidated net income	1,923	—	—	—	1,925	—	—	—	(2)
Other comprehensive income (loss), net of tax	(90)	—	—	—	—	(90)	—	—	—
Cash dividends	(802)	—	—	—	(802)	—	—	—	—
Equity-based compensation transactions, net	151	—	—	60	1	—	2,345	90	—
Common stock repurchase program	(1,008)	—	—	—	—	—	(11,673)	(1,008)	—
Divestiture of noncontrolling interest	(19)	—	—	—	—	—	—	—	(19)
Other, net	(1)	—	—	—	—	—	(7)	—	(1)
Balance, December 31, 2018	$6,276	630,282	$6	$4,993	$9,797	$(87)	(206,299)	$(8,434)	$1

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017 and 2016

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

2.    New Accounting Standards and Reclassifications

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

For contracts with an effective term greater than one year, we applied the standard’s practical expedient that permits the exclusion of unsatisfied performance obligations as our right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations. We also applied the standard’s optional exemption for performance obligations related to contracts that have an original expected duration of one year or less. See Note 3 for additional information and disclosures related to this amended guidance.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We concluded that all equity investments within the scope of ASU 2016-01, which primarily relate to equity securities previously accounted for under the cost method, do not have readily determinable fair values. Accordingly, the value of these investments beginning January 1, 2018 has been measured using a quantitative approach, or the measurement alternative, as noted above. See Note 3 for additional information and disclosures related to this amended guidance.

Statement of Cash Flows — In August 2016, the FASB issued ASU 2016‑15 associated with the classification of certain cash receipts and cash payments in the statement of cash flows. In November 2016, the FASB issued ASU 2016‑18 associated with the presentation of restricted cash and cash equivalents in the statement of cash flows. The objective of the amended guidance was to reduce existing diversity in practice. This amended guidance was retrospectively adopted on January 1, 2018 and required the following disclosures and changes to the presentation of our financial statements:

•

Cash, cash equivalents and restricted cash and cash equivalents reported on the Consolidated Statements of Cash Flows now includes restricted cash and cash equivalents of $65 million, $62 million and $271 million as of December 31, 2015, 2016 and 2017, respectively, in restricted trust and escrow accounts and other current assets in our Consolidated Balance Sheets as well as previously reported cash and cash equivalents.

•

Cash payments made within 120 days of the acquisition date of a business combination to settle a contingent consideration liability are classified as cash outflows from investing activities. Thereafter, cash payments up to the amount of the contingent consideration liability recognized at the acquisition date (including measurement period adjustments) are classified as cash outflows from financing activities and any excess is classified as cash outflows from operating activities. The adoption of this amended guidance did not have a material impact on our  Consolidated Statements of Cash Flows.

Our restricted cash and cash equivalents generally consist of funds deposited into specific accounts for purposes of funding insurance claims and demonstrating our ability to meet our landfill final capping, closure, post-closure and environmental remediation obligations.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income — In February 2018, the FASB issued ASU 2018-02 associated with the reclassification of certain tax effects from accumulated other comprehensive income (loss). This amended guidance allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) which was signed into law on December 22, 2017. We early adopted this amended guidance on January 1, 2018, and as a result, elected to reclassify $5 million of stranded tax effects from accumulated other comprehensive income (loss) to retained earnings using a specific identification approach. See Note 12 for additional disclosures related to this amended guidance.

Income Taxes — In March 2018, the FASB issued ASU 2018-05 associated with the accounting and disclosures around the enactment of the Act and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which the Company has adopted. See Note 8 for the disclosures related to this amended guidance.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards Pending Adoption

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU 2016‑13 associated with the measurement of credit losses on financial instruments. The amended guidance replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. The amended guidance is effective for the Company on January 1, 2020. We are assessing the provisions of this amended guidance and evaluating the impact on our consolidated financial statements.

Leases — In February 2016, the FASB issued ASU 2016‑02 associated with lease accounting. There have been further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018, ASU 2018-11 in July 2018 and ASU 2018-20 in December 2018. The amended guidance requires the recognition of lease assets and lease liabilities on the balance sheet for those leases with terms in excess of 12 months and currently classified as operating leases. Disclosure of key information about leasing arrangements will also be required. We elected the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption.

At transition, lessees and lessors may elect to apply a package of practical expedients permitting entities not to reassess: (i) whether any expired or existing contracts are or contain leases; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. These practical expedients must be elected as a package and consistently applied. We have elected to apply the package of practical expedients upon adoption.

We identified our leases or other contracts impacted by the new standard and are currently in the process of (i) finalizing our implementation of a software solution to manage and account for leases under the new standard and (ii) updating our business processes and related policies, systems and controls to support recognition and disclosure under the new standard.

Upon adoption of the amended guidance, we expect to recognize right-of-use assets  and related liabilities of approximately $300 million to $350 million for our contracts which contain an operating lease. We currently do not expect the amended guidance to have any other material impacts on our consolidated financial statements.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation and are not material to our consolidated financial statements.

3.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of WM, its wholly-owned and majority-owned subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary. All material intercompany balances and transactions have been eliminated. Investments in unconsolidated entities are accounted for under the appropriate method of accounting.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our restricted trust and escrow accounts, and accounts receivable. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve. As of December 31, 2018 and 2017, no single customer represented greater than 5% of total accounts receivable.

Accounts and Other Receivables

Our receivables, which are recorded when billed, when services are performed or when cash is advanced, are claims against third parties that will generally be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the estimated net realizable value. We estimate our allowance for doubtful accounts based on historical collection trends; type of customer, such as municipal or commercial; the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. The activity within our allowance for doubtful accounts was not material for the reported periods. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful. Also, we recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes. We no longer accrue interest once the notes are deemed uncollectible.

Other receivables, as of December 31, 2018 and 2017, include receivables related to income tax payments in excess of our current income tax obligations of $284 million and $504 million, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Once we have determined final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2018, 2017 and 2016, we inflated these costs in current dollars to the expected time of payment using an inflation rate of 2.5%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations as of December 31, 2018 was approximately 5.50%.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer and a review by the Audit Committee of our Board of Directors on a quarterly basis. Of the 15 landfill sites with expansions included as of December 31, 2018, two landfills required the Chief Financial Officer to approve the inclusion of the unpermitted airspace because the permit application process did not meet the one- or five-year requirements.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $140 million higher than the $237 million recorded in the Consolidated Balance Sheet as of December 31, 2018. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are fixed or reliably determinable, we inflate the cost in current dollars (by 2.5% as of December 31, 2018 and 2017) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would materially impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our environmental remediation liabilities and recovery assets for the years ended December 31 (in millions) and the risk-free discount rate applied as of December 31:

	2018	2017	2016
Decrease in operating expenses	$(2)	$—	$(2)
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	2.75%	2.5%	2.5%

The portion of our recorded environmental remediation liabilities that were not subject to inflation or discounting, as the amounts and timing of payments are not fixed or reliably determinable, was $35 million and $47 million as of December 31, 2018 and 2017, respectively. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have increased $3 million as of December 31, 2018 and remained the same as of December 31, 2017.

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

The estimated useful lives for significant property and equipment categories are as follows (in years):

Useful Lives
Vehicles — excluding rail haul cars	3 to 10
Vehicles — rail haul cars	10 to 30
Machinery and equipment — including containers	3 to 30
Buildings and improvements	5 to 40
Furniture, fixtures and office equipment	3 to 10

We include capitalized costs associated with developing or obtaining internal-use software within furniture, fixtures and office equipment. These costs include direct external costs of materials and services used in developing or obtaining the software and internal costs for employees directly associated with the software development project.

Leases

We lease property and equipment in the ordinary course of our business. Our most significant lease obligations are for property and equipment specific to our industry, including real property operated as a landfill or transfer station. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate. See Note 2 for information related to the pending adoption of ASU 2016-02.

Operating Leases (Excluding Landfill Leases Discussed Below) — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2018 are disclosed in Note 10.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but as discussed in the Long-Lived Asset Impairments section below, we assess our goodwill for impairment at least annually.

Other intangible assets consist primarily of customer and supplier relationships, covenants not-to-compete, licenses, permits (other than landfill permits, as all landfill-related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy), and other contracts. Other intangible assets are recorded at fair value on the acquisition date and are generally amortized using either a 150% declining balance approach or a straight-line basis as we determine appropriate. Customer and supplier relationships are typically amortized over a term of ten years. Covenants not-to-compete are amortized over the term of the non-compete covenant, which is generally two to five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

Long-Lived Asset Impairments

We assess our long-lived assets for impairment as required under the applicable accounting standards. If necessary, impairments are recorded in (gain) loss from divestitures, asset impairments and unusual items, net in our Consolidated Statement of Operations.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefinite-Lived Intangible Assets, Including Goodwill — At least annually, and more frequently if warranted, we assess the indefinite-lived intangible assets including the goodwill of our reporting units for impairment using Level 3 inputs.

Beginning in 2018, we first performed a qualitative assessment to determine if it was more likely than not that the fair value of a reporting unit was less than its carrying value. If the assessment indicated a possible impairment, we completed a quantitative review, comparing the estimated fair value of a reporting unit to its carrying amount, including goodwill. An impairment charge was recognized if the asset’s estimated fair value was less than its carrying amount. Fair value is typically estimated using an income approach. However, when appropriate, we may also use a market approach. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported earnings. We then apply that multiple to the reporting units’ earnings to estimate their fair values. We believe that this approach may also be appropriate in certain circumstances because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

Insured and Self-Insured Claims

We have retained a significant portion of the risks related to our health and welfare, general liability, automobile liability and workers’ compensation claims programs. The exposure for unpaid claims and associated expenses, including incurred but not reported losses, generally is estimated with the assistance of external actuaries and by factoring in pending claims and historical trends and data. The gross estimated liability associated with settling unpaid claims is included in accrued liabilities in our Consolidated Balance Sheets if expected to be settled within one year; otherwise, it is included in other long-term liabilities. Estimated insurance recoveries related to recorded liabilities are reflected as other current receivables or other long-term assets in our Consolidated Balance Sheets when we believe that the receipt of such amounts is probable.

In December 2017, we elected to use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. We continue to maintain conventional insurance policies with third-party insurers. In addition to certain business and operating benefits of having a wholly-owned insurance captive, we expect to receive certain cash flow benefits related to the timing of tax deductions related to these claims. WM will pay an annual premium to the insurance captive, typically in the first quarter of the year, for the estimated losses based on the external actuarial analysis. These premiums are held in a restricted escrow account to be used solely for paying insurance claims, resulting in a transfer of risk from WM to the insurance captive and are allocated between current and long-term assets depending on timing on the use of funds.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Trust and Escrow Accounts

Our restricted trust and escrow accounts consist principally of funds deposited for purposes of funding insurance claims and settling landfill final capping, closure, post-closure and environmental remediation obligations. These funds are allocated between cash, money market funds and available-for-sale securities depending on the estimated timing and purpose of the use of funds. In December 2017, we elected to use a wholly-owned insurance captive to insure the deductibles for certain claims programs, as discussed above in Insured and Self-Insured Claims, and the premiums paid were directly deposited into a restricted escrow account to be used solely for paying insurance claims. At several of our landfills, we provide financial assurance by depositing cash into restricted trust or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Balances maintained in these restricted trust and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds; (iv) acquisitions or divestitures and (v) changes in the fair value of the financial instruments held in the restricted trust or escrow accounts.

See Note 18 for additional discussion related to restricted trust and escrow accounts for final capping, closure, post-closure or environmental remediation obligations.

Investments in Unconsolidated Entities

Investments in unconsolidated entities over which the Company has significant influence are accounted for under the equity method of accounting. Prior to 2018, investments in entities in which the Company does not have the ability to exert significant influence over the investees’ operating and financing activities were accounted for under the cost method of accounting. On January 1, 2018, we adopted ASU 2016-01, which resulted in certain equity investments previously accounted for under the cost method to be measured using a quantitative approach as we concluded these investments did not have readily determinable fair values. The quantitative approach, or measurement alternative, is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. See Note 2 for additional information related to this amended guidance. The fair value of our redeemable preferred stock has been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. The following table summarizes our investments in unconsolidated entities as of December 31 (in millions):

	2018	2017
Equity method investments	$257	$127
Investments without readily determinable fair values	83	87
Redeemable preferred stock	66	55
Investments in unconsolidated entities	$406	$269

We monitor and assess the carrying value of our investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. Fair value is generally based on (i) other third-party investors’ recent transactions in the securities; (ii) other information available regarding the current market for similar assets; (iii) a market or income approach, as deemed appropriate and/or (iv) a quantitative approach, or measurement alternative, as noted above. Impairments of our investments are recorded in equity in net losses of unconsolidated entities or other, net in the Consolidated Statements of Operations in accordance with appropriate accounting guidance.

Refer to Notes 11 and 16 for information related to impairments and other adjustments recognized during the reported periods.

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

See Note 19 for additional information related to revenue by reportable segment and major lines of business.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenues

We record deferred revenues when cash payments are received or due in advance of our performance and classify them as current since they are earned within a year and there are no significant financing components. Substantially all our deferred revenues during the reported periods are realized as revenues within one to three months, when the related services are performed.

Contract Acquisition Costs

Our incremental direct costs of obtaining a contract, which consist primarily of sales incentives, are generally deferred and amortized to selling, general and administrative expense over the estimated life of the relevant customer relationship, ranging from 5 to 13 years. Contract acquisition costs that are paid to the customer are deferred and amortized as a reduction in revenue over the contract life. Our contract acquisition costs are classified as current or noncurrent based on the timing of when we expect to recognize amortization and are included in other assets in our Consolidated Balance Sheet.

As of December 31, 2018, we had $145 million of deferred contract costs, of which $109 million was related to deferred sales incentives. During the year ended December 31, 2018, we amortized $22 million of sales incentives to selling, general and administrative expense and $35 million of other contract acquisition costs as a reduction in revenue.

Long-Term Contracts

Approximately 25% of our total revenue is derived from contracts with a remaining term greater than one year. The consideration for these contracts is primarily variable in nature. The variable elements of these contracts primarily include the number of homes and businesses served and annual rate changes based on consumer price index, fuel prices or other operating costs. Such contracts are generally within our collection, recycling and other lines of business and have a weighted average remaining contract life of approximately four years. We do not disclose the value of unsatisfied performance obligations for these contracts as our right to consideration corresponds directly to the value provided to the customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.

Capitalized Interest

We capitalize interest on certain projects under development, including landfill expansion projects, certain assets under construction, including operating landfills and landfill gas-to-energy projects and internal-use software. During 2018, 2017 and 2016, total interest costs were $400 million, $383 million and $394 million, respectively, of which $16 million, $15 million and $9 million was capitalized in 2018, 2017 and 2016, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Should interest and penalties be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of our income tax expense in our Consolidated Statements of Operations.

See Note 8 for discussion of the impacts of enactment of the Act which was signed into law on December 22, 2017 and is generally effective for tax years beginning January 1, 2018.

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

Supplemental Cash Flow Information

The following table shows supplemental cash flow information for the years ended December 31 (in millions):

	2018	2017	2016
Interest, net of capitalized interest	$339	$380	$375
Income taxes	349	562	442

During 2018, we had $250 million of non-cash financing activities from our recent federal low-income housing investment discussed in Note 8 and new capital leases. During 2017 and 2016, we did not have any significant non-cash investing and financing activities. Non-cash investing and financing activities are generally excluded from the Consolidated Statements of Cash Flows.

4.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs as of December 31 are presented in the table below (in millions):

	2018			2017
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$143	$26	$169	$128	$28	$156
Long-term	1,617	211	1,828	1,547	223	1,770
	$1,760	$237	$1,997	$1,675	$251	$1,926

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2018 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2017	$1,675	$251
Obligations incurred and capitalized	83	—
Obligations settled	(108)	(26)
Interest accretion	95	5
Revisions in estimates and interest rate assumptions (a) (b)	(3)	9
Acquisitions, divestitures and other adjustments (c)	18	(2)
December 31, 2018	$1,760	$237

(a)

The amount reported for our landfill liabilities includes a net decrease of $15 million primarily related to our year-end annual review of landfill final capping, closure and post-closure obligations partially offset by an increase of $12 million due to the acceleration of the expected timing of capping activities for a landfill. See Note 11 for discussion of the impairment charge related to this landfill.

(b)

The amount reported for our environmental remediation liabilities includes changes in cost estimates associated with environmental remediation projects resulting in an increase in the required obligation. These charges were partially offset by a decrease of $3 million in our environmental remediation liabilities due to an increase in the risk-free discount rate used to measure our liabilities from 2.5% at December 31, 2017 to 2.75% at December 31, 2018.

(c)	The amount reported for our landfill liabilities includes an increase of $27 million due to landfill acquisitions partially offset by landfill divestitures and other adjustments.

Our recorded liabilities as of December 31, 2018 include the impacts of inflating certain of these costs based on our expectations of the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities, as measured in current dollars, are $26 million in 2019, $19 million in 2020, $65 million in 2021, $37 million in 2022, $13 million in 2023 and $81 million thereafter.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Property and Equipment

Property and equipment as of December 31 consisted of the following (in millions):

	2018	2017
Land	$656	$624
Landfills	15,240	14,904
Vehicles	5,059	4,750
Machinery and equipment	2,988	2,824
Containers	2,588	2,571
Buildings and improvements	2,998	2,846
Furniture, fixtures and office equipment	677	744
	30,206	29,263
Less: Accumulated depreciation of tangible property and equipment	(9,107)	(8,916)
Less: Accumulated amortization of landfill airspace	(9,157)	(8,788)
Property and equipment, net	$11,942	$11,559

Depreciation and amortization expense, including amortization expense for assets recorded as capital leases, consisted of the following for the years ended December 31 (in millions):

	2018	2017	2016
Depreciation of tangible property and equipment	$838	$783	$773
Amortization of landfill airspace	538	497	428
Depreciation and amortization expense	$1,376	$1,280	$1,201

6.    Goodwill and Other Intangible Assets

Goodwill was $6,430 million and $6,247 million as of December 31, 2018 and 2017, respectively. The $183 million increase in goodwill during 2018 is primarily related to acquisitions partially offset by translation adjustments related to our Canadian operations, divestitures and an impairment charge, which is discussed below.

As discussed more fully in Note 3, we perform our annual impairment test of goodwill balances for our reporting units using a measurement date of October 1. We will also perform interim tests if an impairment indicator exists. During the fourth quarter of 2018, we recorded a goodwill impairment charge of $6 million related to our LampTracker® reporting unit, as a result of our annual impairment test, as the carrying value including goodwill exceeded the estimated fair value. Fair value was estimated using an income approach based on long-term projected discounted future cash flows of the reporting unit.

See Notes 11, 17 and 19 for additional information related to goodwill.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our other intangible assets consisted of the following as of December 31 (in millions):

	Customer	Covenants	Licenses,
	and Supplier	Not-to-	Permits
	Relationships	Compete	and Other	Total
2018
Intangible assets	$949	$60	$109	$1,118
Less: Accumulated amortization	(461)	(24)	(61)	(546)
	$488	$36	$48	$572
2017
Intangible assets	$880	$48	$124	$1,052
Less: Accumulated amortization	(422)	(21)	(62)	(505)
	$458	$27	$62	$547

Amortization expense for other intangible assets was $101 million, $96 million and $100 million for 2018, 2017 and 2016, respectively. As of December 31, 2018, we had $18 million of licenses, permits and other intangible assets that are not subject to amortization because they do not have stated expirations or have routine, administrative renewal processes. Additional information related to other intangible assets acquired through business combinations is included in Note 17. As of December 31, 2018, we expect annual amortization expense related to other intangible assets to be $105 million in 2019, $94 million in 2020, $79 million in 2021, $63 million in 2022 and $55 million in 2023.

7.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31:

	2018	2017
Revolving credit facility (weighted average interest rate of 3.1% as of December 31, 2018)	$11	$—
Commercial paper program (weighted average interest rate of 2.9% as of December 31, 2018 and 1.9% as of December 31, 2017)	990	515
Canadian term loan and revolving credit facility (weighted average effective interest rate of 2.5% as of December 31, 2017)	—	113
Senior notes, maturing through 2045, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 4.3% as of December 31, 2018 and December 31, 2017)	6,222	6,222
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 1.35% to 4.3% (weighted average interest rate of 2.35% as of December 31, 2018 and 2.0% as of December 31, 2017)	2,388	2,370
Capital leases and other, maturing through 2040, interest rates up to 12%	467	327
Debt issuance costs, discounts and other	(52)	(56)
	10,026	9,491
Current portion of long-term debt	432	739
	$9,594	$8,752

Debt Classification

As of December 31, 2018, we had $1.9 billion of debt maturing within the next 12 months, including (i) $990 million of short-term borrowings under our commercial paper program; (ii) $705 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities; (iii) $161 million of other debt with scheduled maturities within the next 12 months, including $106 million of tax-exempt bonds and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iv) C$15 million, or $11 million, of Canadian borrowings under our long-term U.S. and Canadian revolving credit facility (“$2.75 billion revolving credit facility”).  Of the $990 million of short-term borrowings outstanding under our commercial paper program as of December 31, 2018 that are supported by our $2.75 billion revolving credit facility, we have the intent and ability to refinance or maintain approximately $730 million of these borrowings on a long-term basis, and we have classified these amounts as long-term debt. As of December 31, 2018, we have classified an additional $705 million of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.75 billion revolving credit facility, as discussed below. The remaining $432 million of debt maturing in the next 12 months is classified as current obligations.

As of December 31, 2018, we also have $268 million of variable-rate tax-exempt bonds that are supported by letters of credit under our $2.75 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $2.75 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have also classified these borrowings as long-term in our Consolidated Balance Sheet as of December 31, 2018.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$2.75 Billion Revolving Credit Facility — In June 2018, we entered into the $2.75 billion revolving credit facility, which amended and restated our prior long-term U.S. revolving credit facility. Amendments to the credit agreement included (i) increasing total capacity under the facility from $2.25 billion to $2.75 billion; (ii) establishment of a $750 million accordion feature that may be used to increase total capacity in future periods; (iii) extending the term through June 2023 and (iv) inclusion of two one-year extension options. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WM, were added as additional borrowers under the $2.75 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. WM Holdings, a wholly-owned subsidiary of WM, guarantees all the obligations under the $2.75 billion revolving credit facility.

The $2.75 billion revolving credit facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit or commercial paper. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR or CDOR ranges from 0.69% to 1.05%. Our $2.75 billion revolving credit facility was drafted in anticipation of the phaseout of LIBOR and contains provisions to replace LIBOR with an appropriate alternate benchmark rate as needed. As of December 31, 2018, we had C$15 million, or $11 million, of Canadian borrowings outstanding under this facility. We had $587 million of letters of credit issued and $990 million of outstanding borrowings under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $1.2 billion as of December 31, 2018.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $2.75 billion revolving credit facility. In June 2018, we amended our commercial paper program, increasing our ability to borrow funds from $1.5 billion to $2.75 billion, provided that the aggregate outstanding amount of commercial paper borrowings, together with borrowings and issued letters of credit under the $2.75 billion revolving credit facility, shall not at any time exceed the aggregate authorized borrowing capacity of such facility. As of December 31, 2018, we had $990 million of outstanding borrowings under our commercial paper program.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Letter of Credit Facilities — As of December 31, 2018, we had utilized $556 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through December 2020.

Debt Borrowings and Repayments

Revolving Credit Facility — During the first half of 2018, we borrowed and repaid $28 million under our revolving credit facility, which we amended in June 2018, as discussed above. During the second half of 2018, we had net cash Canadian borrowings of C$15 million, or $11 million, under our $2.75 billion revolving credit facility, a portion of which was used to repay net advances under our Canadian term loan, as discussed below.

Commercial Paper Program — During the year ended December 31, 2018, we had net cash borrowings of $453 million (net of the related discount on issuance) for general corporate purposes.

Canadian Term Loan — Through August 2018, we repaid the remaining balance of C$142 million, or $109 million, under our Canadian term loan and revolving credit facility and subsequently terminated our Canadian credit agreement. The remaining change in the carrying value of outstanding borrowings under our Canadian term loan and revolving credit facility is due to foreign currency translation.

Tax-Exempt Bonds — We issued $80 million of new tax-exempt bonds in 2018. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill and solid waste disposal facility construction and development. Additionally, during the year ended December 31, 2018, we repaid $62 million of our tax-exempt bonds with available cash at their scheduled maturities. In the fourth quarter of 2018, we elected to refund and reissue $105 million of tax-exempt bonds to extend the maturities.

Capital Leases and Other — The increase in our capital leases and other debt obligations in 2018 is related to our recent federal low-income housing investment discussed in Note 8 and new capital leases, which increased our debt obligations by $250 million, offset by $60 million of net cash repayments and $50 million in divestitures.

Scheduled Debt Payments

Principal payments of our debt and capital leases for the next five years and thereafter, based on scheduled maturities are as follows: $1,166 million in 2019, $780 million in 2020, $584 million in 2021, $622 million in 2022, $614 million in 2023 and $6,382 million thereafter. Our recorded debt and capital lease obligations include non-cash adjustments associated with debt issuance costs, discounts, premiums and fair value adjustments attributable to terminated interest rate derivatives, which have been excluded from these amounts because they will not result in cash payments.

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

Secured Debt

Our debt balances are generally unsecured, except for capital leases and the notes payable associated with our investments in low-income housing properties.

Debt Covenants

The terms of certain of our financing arrangements require that we comply with financial and other covenants. Our most restrictive financial covenant is the one contained in our $2.75 billion revolving credit facility, which sets forth a maximum total debt to consolidated earnings before interest, taxes, depreciation and amortization ratio (the “Leverage Ratio”). This covenant requires that the Leverage Ratio for the preceding four fiscal quarters will not be more than 3.5 to 1, provided that if an acquisition permitted under the $2.75 billion revolving credit facility involving aggregate consideration in excess of $200 million occurs during the fiscal quarter, the Company shall have the right to increase the Leverage Ratio to 4.0 to 1 during such fiscal quarter and for the following three fiscal quarters (the “Elevated Leverage Ratio Period”). There shall be no more than two Elevated Leverage Ratio Periods during the term of the $2.75 billion revolving credit facility, and the Leverage Ratio must return to 3.5 to 1 for at least one fiscal quarter between Elevated Leverage Ratio Periods. The calculation of all components used in the Leverage Ratio covenant are as defined in the $2.75 billion revolving credit facility.

Our $2.75 billion revolving credit facility, senior notes and other financing arrangements also contain certain restrictions on the ability of the Company’s subsidiaries to incur additional indebtedness as well as restrictions on the ability of the Company and its subsidiaries to, among other things, incur liens; engage in sale-leaseback transactions; make certain investments and engage in mergers and consolidations. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2018 and 2017, we were in compliance with all covenants and restrictions under our financing arrangements that may have a material effect on our Consolidated Financial Statements.

 8.    Income Taxes

Income Tax Expense

Our income tax expense consisted of the following for the years ended December 31 (in millions):

	2018	2017	2016
Current:
Federal	$256	$400	$443
State	132	56	88
Foreign	40	37	38
	428	493	569
Deferred:
Federal	59	(316)	57
State	(32)	62	17
Foreign	(2)	3	(1)
	25	(251)	73
Income tax expense	$453	$242	$642

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate for the years ended December 31 as follows:

	2018	2017	2016
Income tax expense at U.S. federal statutory rate	21.00%	35.00%	35.00%
State and local income taxes, net of federal income tax benefit	4.41	3.25	3.31
Impacts of enactment of tax reform	(0.51)	(24.14)	—
Federal tax credits	(2.44)	(2.31)	(3.08)
Taxing authority audit settlements and other tax adjustments	(3.85)	0.03	(0.53)
Tax impact of equity-based compensation transactions	(0.54)	(1.45)	—
Tax impact of impairments	0.03	0.66	0.80
Tax rate differential on foreign income	0.43	(0.55)	(0.63)
Other	0.51	0.55	0.36
Effective income tax rate	19.04%	11.04%	35.23%

The comparability of our income tax expense for the reported periods has been primarily affected by (i) variations in our income before income taxes; (ii) impacts of enactment of tax reform; (iii) federal tax credits; (iv) tax audit settlements; (v) adjustments to our accruals and related deferred taxes; (vi) the realization of state net operating losses and credits; (vii) excess tax benefits associated with equity-based compensation transactions and (viii) the tax implications of impairments.

For financial reporting purposes, income before income taxes by source for the years ended December 31 was as follows (in millions):

	2018	2017	2016
Domestic	$2,235	$2,040	$1,681
Foreign	141	151	141
Income before income taxes	$2,376	$2,191	$1,822

Enactment of Tax Reform – The Act was signed into law on December 22, 2017. The most significant impacts of the Act to the Company include a decrease in the federal corporate income tax rate from 35% to 21% effective January 1, 2018 and a one-time, mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings.

In accordance with ASU 2018-05 and SAB 118, the Company recognized the provisional tax impacts of the Act to the Company in 2017. For the year ended December 31, 2017, we recognized a reduction in our income tax expense of $529 million consisting of a net tax benefit of $595 million for the remeasurement of our deferred income tax assets and liabilities due to the decrease in the federal corporate income tax rate, partially offset by income tax expense of $66 million for the one-time, mandatory transition tax.

For the year ended December 31, 2018, we recognized measurement period adjustments to the provisional tax impacts, as discussed above, primarily due to the filing of our income tax returns resulting in a reduction in our income tax expense of $12 million. The reduction consisted of a net income tax benefit of (i) $7 million for the remeasurement of our deferred income tax assets and liabilities and other reserves due to the decrease in the federal corporate income tax rate and (ii) a $5 million adjustment for the one-time, mandatory transition tax. The Company has completed the accounting for the impacts of the Act, although adjustments may be necessary in future periods due to potential technical corrections to the Act and/or regulatory guidance that may be issued by the Internal Revenue Service (“IRS”).

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Act provides for a territorial tax system, and it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) tax and the base erosion and anti-abuse tax (“BEAT”). For the year ended December 31, 2018, we did not have a material impact to our consolidated financial statements from GILTI and no minimum tax from BEAT. The Company does not expect that it will be subject to any material incremental U.S. tax on GILTI in future periods and has elected to account for any potential GILTI tax in the period in which it is incurred, therefore no deferred income tax impacts of GILTI are provided in our consolidated financial statements for the year ended December 31, 2018. In addition, the Company does not expect it will be subject to minimum tax pursuant to the BEAT.

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

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Consolidated Statements of Operations. During the years ended December 31, 2018, 2017 and 2016, we recognized $30 million, $30 million and $31 million of net losses and a reduction in our income tax expense of $57 million, $51 million and $55 million, respectively, primarily due to tax credits realized from these investments. Interest expense associated with our investments in low-income housing properties was not material for the periods presented. See Note 18 for additional information related to these unconsolidated variable interest entities.

Other Federal Tax Credits — During 2018, 2017 and 2016, we recognized federal tax credits in addition to the tax credits realized from our investments in low-income housing properties and the refined coal facility, resulting in a reduction in our income tax expense of $10 million, $13 million and $14 million, respectively.

Tax Audit Settlements — We file income tax returns in the U.S. and Canada, as well as various state and local jurisdictions. We are currently under audit by the IRS, the Canada Revenue Agency and various state and local taxing authorities. Our audits are in various stages of completion. During the reported periods, we closed various tax audits and the settlements resulted in a reduction in our income tax expense of $40 million, $2 million and $11 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. We are currently in the examination phase of IRS audits for the 2017 and 2018 tax years and expect these audits to be completed within the next 15 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2011. Additionally, we are under audit by the Canada Revenue Agency for the 2014 tax year.

Adjustments to Accruals and Related Deferred Taxes — Adjustments to our accruals and related deferred taxes due to the filing of our income tax returns and changes in state laws resulted in a reduction in our income tax expense of $35 million, $5 million and $10 million for the years ended December 31, 2018, 2017 and 2016, respectively.

An adjustment to our deferred taxes to reduce our deferred tax liability based on an analysis of certain deferred tax balances also resulted in a net reduction of our income tax expense of $17 million for the year ended December 31, 2018 and is not material to our consolidated financial statements for the reported period.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State Net Operating Losses and Credits — During 2018, 2017 and 2016, we recognized state net operating losses and credits resulting in a reduction in our income tax expense of $22 million, $12 million and $10 million, respectively.

Equity-Based Compensation — During 2018 and 2017, we recognized excess tax benefits related to the vesting or exercise of equity-based compensation awards resulting in a reduction in our income tax expense of $17 million and $37 million, respectively.

Tax Implications of Impairments — Portions of the impairment charges recognized during the reported periods are not deductible for tax purposes. Had the charges been fully deductible, our income tax expense would have been reduced by $1 million, $15 million and $15 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 11 for more information related to our impairment charges.

Unremitted Earnings in Foreign Subsidiaries — No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time, mandatory transition tax, or any additional outside basis difference, as these amounts continue to be indefinitely reinvested in foreign operations.

Deferred Tax Assets (Liabilities)

The components of net deferred tax liabilities as of December 31 are as follows (in millions):

	2018	2017
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$258	$259
Landfill and environmental remediation liabilities	143	121
Miscellaneous and other reserves, net	175	96
Subtotal	576	476
Valuation allowance	(261)	(264)
Deferred tax liabilities:
Property and equipment	(752)	(595)
Goodwill and other intangibles	(854)	(865)
Net deferred tax liabilities	$(1,291)	$(1,248)

The valuation allowance decreased by $3 million in 2018 primarily due to non-benefited foreign tax credit carry-forwards.

As of December 31, 2018, we had $1.9 billion of state net operating loss carry-forwards with expiration dates through 2038. We also had $443 million of federal capital loss carry-forwards with expiration dates through 2021, $35 million of foreign tax credit carry-forwards with expiration dates through 2028 and $20 million of state tax credit carry-forwards with expiration dates through 2034.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest, is as follows (in millions):

	2018	2017	2016
Balance as of January 1	$109	$82	$71
Additions based on tax positions related to the current year	6	19	19
Additions based on tax positions of prior years	12	11	4
Accrued interest	2	4	2
Reductions for tax positions of prior years	—	—	(7)
Settlements	(88)	(1)	—
Lapse of statute of limitations	(5)	(6)	(7)
Balance as of December 31	$36	$109	$82

These liabilities are included as a component of other long-term liabilities in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2018, we have $31 million of net unrecognized tax benefits that, if recognized in future periods, would impact our effective income tax rate.

We recognize interest expense related to unrecognized tax benefits in our income tax expense, which was not material for the reported periods. We did not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the reported periods.

9.    Employee Benefit Plans

Defined Contribution Plans — Waste Management sponsors a 401(k) retirement savings plan that covers employees, except those working subject to collective bargaining agreements that do not provide for coverage under the plan. U.S. employees who are not subject to such collective bargaining agreements are generally eligible to participate in the plan following a 90-day waiting period after hire and may contribute as much as 50% of their eligible annual compensation and 80% of their annual incentive plan bonus, subject to annual contribution limitations established by the IRS. Under the retirement savings plan, for non-union employees, we match 100% of employee contributions on the first 3% of their eligible annual compensation and 50% of employee contributions on the next 3% of their eligible annual compensation, resulting in a maximum match of 4.5% of eligible annual compensation. Non-union employees hired on or after January 1, 2018 are automatically enrolled in the plan at a 3% contribution rate upon eligibility. Both employee and Company contributions are in cash and vest immediately. Certain U.S. employees who are subject to collective bargaining agreements may participate in the 401(k) retirement savings plan under terms specified in their collective bargaining agreement. Certain employees outside the U.S., including those in Canada, participate in defined contribution plans maintained by the Company in compliance with laws of the appropriate jurisdiction. Charges to operating and selling, general and administrative expenses for our defined contribution plans totaled $80 million, $70 million and $64 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Defined Benefit Plans (other than multiemployer defined benefit pension plans discussed below) — WM Holdings sponsors a defined benefit plan for certain employees who are subject to collective bargaining agreements that provide for participation in this plan. Further, certain of our Canadian subsidiaries sponsor defined benefit plans that are frozen to new participants. As of December 31, 2018, the combined benefit obligation of these pension plans was $120 million, and the plans had $117 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $3 million. As of December 31, 2017, the combined benefit obligation of these pension plans was $126 million, and the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans had $120 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $6 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible retirees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retirees as of December 31, 1998. The unfunded benefit obligation for these plans was $18 million and $23 million as of December 31, 2018 and 2017, respectively.

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans were $21 million and $29 million as of December 31, 2018 and 2017, respectively, and are included as components of accrued liabilities and long-term other liabilities in our Consolidated Balance Sheets.

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

								Expiration Date
		Pension Protection Act			Company			of Collective
	EIN/Pension Plan	Reported Status(a)		FIP/RP	Contributions(d)			Bargaining
Pension Fund	Number	2018	2017	Status(b)(c)	2018	2017	2016	Agreement(s)
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical and Declining	Critical and Declining	Implemented	$1	$1	$1	9/30/2021
Suburban Teamsters of Northern Illinois Pension Plan	EIN: 36-6155778; Plan Number: 001	Endangered	Endangered	Implemented	3	3	3	Various dates through 3/31/2023
Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	29	27	25	Various dates through 10/20/2023
Western Pennsylvania Teamsters and Employers Pension Plan	EIN: 25-6029946; Plan Number: 001	Critical and Declining	Critical	Implemented	—	1	1	(f)
					$33	$32	$30
Contributions to other Multiemployer Pension Plans					14	15	17
Total contributions to Multiemployer Pension Plans (e)					$47	$47	$47

(a)

The most recent Pension Protection Act zone status available in 2018 and 2017 is for the plan’s year-end as of December 31, 2017 and 2016, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally less than 80% funded. Under the Multiemployer Pension Reform Act of 2014, a plan is generally in critical and declining status if it (i) is certified to be in critical status pursuant to the Pension Protection Act of 2006 and (ii) is projected to be insolvent within the next 15 years or, in certain circumstances, 20 years.

As of the date the financial statements were issued, Forms 5500 were not available for the plan years ended in 2018.

(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.

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

(d)

Of the Multiemployer Pension Plans considered to be individually significant, the Company was listed in the Form 5500 of the Suburban Teamsters of Northern Illinois Pension Plan as providing more than 5% of the total contributions for plan years ending December 31, 2017 and 2016.

(e)Total contributions to Multiemployer Pension Plans excludes contributions related to withdrawal liabilities discussed below.

(f)The Company had a complete withdrawal from this plan during 2017 and correspondingly accrued a liability of $11 million relating to such withdrawal. In 2018, the Company received the final withdrawal liability assessment from the plan and accrued an additional $2 million. The total accrual was paid as of December 31, 2018.

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

In connection with our ongoing renegotiations of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. Further, business events, such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations, which result in the decline of Company contributions to a Multiemployer Pension Plan could trigger a partial or complete withdrawal. In the event of a withdrawal, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. In 2018 and 2017, we recognized charges of $3 million and $12 million, respectively, to operating expenses for the withdrawal from certain underfunded Multiemployer Pension Plans. In 2016, we did not recognize any charges for the withdrawal from Multiemployer Pension Plans. Refer to Note 10 for additional information related to our obligations to Multiemployer Pension Plans for which we have withdrawn or partially withdrawn.

Multiemployer Plan Benefits Other Than Pensions — During the years ended December 31, 2018, 2017 and 2016, the Company made contributions of $43 million, $42 million and $40 million, respectively, to multiemployer health and welfare plans that also provide other post-retirement employee benefits. Funding of benefit payments for plan participants are made at negotiated rates in the respective collective bargaining agreements as costs are incurred.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have retained a significant portion of the risks related to our general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured portions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation or internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from such valuations and estimates. In December 2017, we elected to use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. As of December 31, 2018, both our commercial General Liability Insurance Policy and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2018, our automobile liability insurance program included a per-incident deductible of up to $10 million. Our receivable balance associated with insurance claims was $130 million and $153 million as of December 31, 2018 and 2017, respectively. The changes to our insurance reserves for the years ended December 31 are summarized below (in millions):

	2018(a)	2017
Balance as of January 1	$582	$588
Self-insurance expense	142	142
Cash paid and other	(157)	(148)
Balance as of December 31	$567	$582
Current portion as of December 31	$137	$107
Long-term portion as of December 31	$430	$475

(a)	Based on current estimates, we anticipate that most of our insurance reserves will be settled in cash over the next six years.

We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Operating Leases — Operating lease expense was $129 million, $134 million and $125 million during 2018, 2017 and 2016, respectively. Minimum contractual payments due for our operating lease obligations are $74 million in 2019, $69 million in 2020,  $54 million in 2021,  $40 million in 2022, $37 million in 2023 and $370 million thereafter. Our minimum contractual payments for lease agreements during future periods is less than current year operating lease expense primarily due to the effect of short-term leases. See Note 2 for information related to the pending adoption of ASU 2016‑02.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide for fixed volume commitments with certain market price resets through 2021. We generally fulfill our minimum contractual obligations by disposing of volumes collected in the ordinary course of business at these disposal facilities.

•

Waste Paper — We are party to waste paper purchase agreements expiring at various dates through 2023 that require us to purchase a minimum number of tons of waste paper. The cost per ton we pay is based on market prices.

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

Our unconditional purchase obligations are generally established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. As of December 31, 2018, our estimated minimum obligations associated with unconditional purchase obligations, which are not recognized in our Consolidated Balance Sheets, were $138 million in 2019, $121 million in 2020, $110 million in 2021, $45 million in 2022, $41 million in 2023 and $399 million thereafter. We may also establish unconditional purchase obligations in conjunction with acquisitions or divestitures. Our actual future minimum obligations under these outstanding purchase agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2018. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services. We currently expect the products and services provided by these agreements to continue to meet the needs of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

•

As of December 31, 2018, WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness, including its senior notes, $2.75 billion revolving credit facility and certain letter of credit facilities, which mature through 2045. WM has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 21 for further discussion.

•

WM and WM Holdings have guaranteed subsidiary debt obligations, including tax-exempt bonds, capital leases and other indebtedness. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WM or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 7 for information related to the balances and maturities of these debt obligations.

•

Before the divestiture of our Wheelabrator business in 2014, WM had guaranteed certain operational and financial performance obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. When possible, Wheelabrator seeks to have the applicable third-party beneficiaries release WM from these guarantees, but until such efforts are successful, or the underlying financial commitments are restructured, WM has agreed to retain the guarantees and, in exchange, receive a credit support fee or other financial assurances guaranteed by a third-party financial institution to protect WM in the event of non-compliance by Wheelabrator. The most significant of these guarantees specifically define WM’s

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum financial obligation over the course of the relevant agreements. As of December 31, 2018, WM’s maximum future payments under these guarantees were $85 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. We have recorded the fair value of the operational and financial performance guarantees, some of which could extend through 2038 if not terminated, in our Consolidated Balance Sheets. We currently do not expect the financial impact of such operational and financial performance guarantees to materially exceed the recorded fair value.

•

Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to or near certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2018, we have agreements guaranteeing certain market value losses for approximately 775 homeowners’ properties adjacent to or near 19 of our landfills. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

As of December 31, 2018, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s selected remedy for the site. Allocation of responsibility among the PRPs for the proposed remedy has not been established. As of December 31, 2018 and 2017, our recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs was $55 million. MIMC’s ultimate liability could be materially different from current estimates.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2018 and 2017, we recognized $3 million and $12 million, respectively, of charges to operating expenses for the withdrawal from certain underfunded Multiemployer Pension Plans. In 2016, we did not recognize any charges for the withdrawal from Multiemployer Pension Plans.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. See Note 8 for additional discussion regarding income taxes.

11.  Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the years ended December 31 (in millions):

	2018	2017	2016
(Gain) loss from divestitures	$(96)	$(38)	$9
Asset impairments	38	41	59
Other	—	(19)	44
	$(58)	$(16)	$112

During the year ended December 31, 2018, we recognized net gains of $58 million, primarily related to (i) a $52 million gain associated with the sale of certain hauling operations in our Tier 1 segment and (ii) net gains of $44 million substantially all from divestitures of certain ancillary operations. These gains were partially offset by (i) a $30 million charge to impair a landfill in our Tier 3 segment based on an internally developed discounted projected cash flow analysis, taking into account continued volume decreases and revised capping cost estimates and (ii) $8 million of impairment charges primarily related to our LampTracker® reporting unit.

During the year ended December 31, 2017, we recognized net gains of $16 million, primarily related to (i) gains of $31 million from the sale of certain oil and gas producing properties and (ii) a $30 million reduction in post-closing, performance-based contingent consideration obligations associated with an acquired business in our EES organization. These gains were partially offset by (i) $34 million of goodwill impairment charges primarily related to our EES organization; (ii) $11 million of charges to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 10 and (iii) $7 million of charges to write down certain renewable energy assets.

During the year ended December 31, 2016, we recognized net charges of $112 million, primarily related to (i) $44 million of charges to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 10; (ii) a $43 million charge to impair a landfill in our Tier 3 segment due to a loss of expected volumes; (iii) $12 million of goodwill impairment charges primarily related to our LampTracker® reporting unit and (iv) an $8 million loss on the sale of a majority-owned organics company.

See Note 3 for additional information related to the accounting policy and analysis involved in identifying and calculating impairments and see Note 19 for additional information related to the impact of impairments on the results of operations of our reportable segments.

Equity in Net Losses of Unconsolidated Entities

During the year ended December 31, 2017, we recognized $29 million of impairment charges to write down equity method investments in waste diversion technology companies to their estimated fair values.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other, Net

During the years ended December 31, 2017 and 2016, we recognized impairment charges of $11 million and $42 million, respectively, related to other-than-temporary declines in the value of minority-owned investments in waste diversion technology companies. We wrote down our investments to their estimated fair values which was primarily determined using an income approach based on estimated future cash flow projections and, to a lesser extent, third-party investors’ recent transactions in these securities.

12.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2015	$(52)	$8	$(75)	$(8)	$(127)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(4), $3, $0 and $0, respectively	(7)	5	26	—	24
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $12, $0, $0 and $1, respectively	19	—	2	2	23
Net current period other comprehensive income (loss)	12	5	28	2	47
Balance, December 31, 2016	$(40)	$13	$(47)	$(6)	$(80)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $2, $0 and $1, respectively	—	3	76	3	82
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $5, $(1), $0 and $0, respectively	7	(1)	—	—	6
Net current period other comprehensive income (loss)	7	2	76	3	88
Balance, December 31, 2017	$(33)	$15	$29	$(3)	$8
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $2, $0 and $1, respectively	—	5	(105)	2	(98)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $3, $0, $0 and $0, respectively	8	—	—	—	8
Net current period other comprehensive income (loss)	8	5	(105)	2	(90)
Adoption of new accounting standard (a)	(7)	3	—	(1)	(5)
Balance, December 31, 2018	$(32)	$23	$(76)	$(2)	$(87)

(a)	As of January 1, 2018, we adopted ASU 2018‑02 and reclassified stranded tax effects to retained earnings. See Note 2 for further discussion of ASU 2018-02.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There have been no derivatives outstanding subsequent to March 31, 2016. For the year ended December 31, 2016, other comprehensive loss before reclassifications associated with the effective portion of derivatives designated as cash flow hedges for foreign currency derivatives was $7 million, net of tax benefit of $4 million.

The significant amounts reclassified out of each component of accumulated other comprehensive income (loss) associated with our previously terminated cash flow hedges for the years ended December 31 are as follows (in millions, with amounts in parentheses representing debits to the statement of operations classification):

				Statement of
	2018	2017	2016	Operations Classification
Forward-starting interest rate swaps	$(10)	$(11)	$(10)	Interest expense, net
Treasury rate locks	(1)	(1)	(1)	Interest expense, net
Foreign currency derivatives	—	—	(20)	Other, net
	(11)	(12)	(31)	Total before tax
	3	5	12	Tax (expense) benefit
Total reclassifications for the period	$(8)	$(7)	$(19)	Net of tax

13.  Capital Stock, Dividends and Common Stock Repurchase Program

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2018, we had 424.0 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Dividends

Our quarterly dividends have been declared by our Board of Directors. Cash dividends declared and paid were $802 million in 2018, or $1.86 per common share, $750 million in 2017, or $1.70 per common share, and $726 million in 2016, or $1.64 per common share.

In December 2018, we announced that our Board of Directors expects to increase the quarterly dividend from $0.465 to $0.5125 per share for dividends declared in 2019. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. Share repurchases during the reported periods were completed through accelerated share repurchase (“ASR”) agreements and, to a lesser extent, open market transactions. The terms of these ASR agreements required that we deliver cash at the beginning of each ASR repurchase period. In exchange, we received a portion of the total shares expected to be repurchased based on the then-current market price of our common stock. The remaining shares repurchased over the course of each repurchase period are delivered to us once the repurchase period is complete. Shares repurchased are

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected in the period the shares are delivered to us. The following is a summary of our share repurchases under our common stock repurchase program for the years ended December 31:

	2018(a)	2017(b)	2016(c)
Shares repurchased (in thousands)	11,673	10,058	11,241
Weighted average price per share	$86.35	$77.67	$60.49
Total repurchases (in millions)	$1,008	$750	$725

(a)	During 2018, we executed and completed four ASR agreements to repurchase $850 million of our common stock and we received 9.8 million shares in connection with these ASR agreements.

During 2018, we repurchased an additional 1.9 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $158 million, inclusive of per-share commissions, which includes $4 million paid in 2019.

(b)

During 2017, we executed and completed two ASR agreements to repurchase $750 million of our common stock. Our “Shares repurchased” includes the 0.4 million shares related to the ASR agreement executed in November 2016, discussed further below.

(c)

During 2016, we executed four ASR agreements to repurchase $725 million of our common stock. The ASR agreement entered into in November 2016 was for the repurchase of $225 million of our common stock and was completed in February 2017. We received a total of 3.2 million shares based on a final weighted average price per share during the repurchase period of $69.43.

Through February 8, 2019, we repurchased an additional 0.6 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $54 million, inclusive of per‑share commissions, under our prior $1.25 billion Board of Directors authorization announced in December 2017.

We announced in December 2018 that the Board of Directors has authorized up to $1.5 billion in future share repurchases, which supersedes and replaces remaining authority under any prior Board of Directors authorization for share repurchases after the completion of our current open market repurchase plan ending February 15, 2019. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

14.  Equity-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, enrolled employees purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to have up to 10% of their base pay deducted during the offering period. The total number of shares issued under the plan for the offering periods in 2018, 2017 and 2016 was approximately 582,000,  594,000 and 647,000, respectively. After the January 2019 issuance of shares associated with the July to December 2018 offering period, 1.3 million shares remain available for issuance under the ESPP.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for our ESPP increased annual compensation expense by $9 million, or $7 million net of tax expense, for 2018 and $7 million, or $4 million net of tax expense, for 2017 and 2016.

Employee Stock Incentive Plans

In May 2014, our stockholders approved our 2014 Stock Incentive Plan (the “2014 Plan”) to replace our 2009 Stock Incentive Plan (the “2009 Plan”). The 2014 Plan authorized 23.8 million shares of our common stock for issuance pursuant to the 2014 Plan, plus the approximately 1.1 million shares that then remained available for issuance under the 2009 Plan, and any shares subject to outstanding awards under both incentive plans that are subsequently cancelled, forfeited, terminate, expire or lapse. As of December 31, 2018, approximately 20.8 million shares were available for future grants under the 2014 Plan. All of our equity-based compensation awards described herein have been made pursuant to either our 2009 Plan or our 2014 Plan, collectively referred to as the “Incentive Plans.” We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the Incentive Plans, we have the ability to issue stock options, stock appreciation rights and stock awards, including restricted stock, restricted stock units (“RSUs”) and performance share units (“PSUs”). The terms and conditions of equity awards granted under the Incentive Plans are determined by the Management Development and Compensation Committee of our Board of Directors.

The 2018 annual Incentive Plan awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. The annual Incentive Plan awards granted to other eligible employees included a combination of PSUs, RSUs and stock options in 2018. The Company also periodically grants RSUs to employees working on key initiatives, in connection with new hires and promotions and to field-based managers.

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2018	444	$61.20
Granted	116	$85.52
Vested	(154)	$55.03
Forfeited	(14)	$69.19
Unvested as of December 31, 2018	392	$70.52

The total fair market value of RSUs that vested during the years ended December 31, 2018, 2017 and 2016 was $13 million, $12 million and $12 million, respectively. During the year ended December 31, 2018, we issued approximately 106,000 shares of common stock for these vested RSUs, net of approximately 48,000 units deferred or used for payment of associated taxes.

RSUs may not be voted or sold by award recipients until time-based vesting restrictions have lapsed. RSUs primarily provide for three-year cliff vesting and include dividend equivalents accumulated during the vesting period. Unvested units are subject to forfeiture in the event of voluntary or for-cause termination. RSUs are subject to pro-rata vesting upon an employee’s retirement or involuntary termination other than for cause and generally payout at the end of the three-year vesting period and become immediately vested in the event of an employee’s death or disability.

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

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2018	1,299	$84.78
Granted	371	$98.45
Vested	(459)	$82.22
Forfeited	(47)	$87.59
Unvested as of December 31, 2018	1,164	$90.17

The determination of achievement of performance results and corresponding vesting of PSUs for the three-year performance period ended December 31, 2018 was performed by the Management Development and Compensation Committee in February 2019. Accordingly, vesting information for such awards is not included in the table above as of December 31, 2018. The “vested” PSUs are for the three-year performance period ended December 31, 2017, as achievement of performance results and corresponding vesting was determined in February 2018. The Company’s financial results, as measured for purposes of these awards, achieved the maximum performance criteria. Accordingly, recipients of these PSU awards were entitled to receive a payout of 200% of the vested TSR PSUs and Cash Flow PSUs. In February 2018, approximately 918,000 PSUs vested and we issued approximately 575,000 shares of common stock for these vested PSUs, net of units deferred or used for payment of associated taxes. The shares of common stock that were issued or deferred during the years ended December 31, 2018, 2017 and 2016 for prior PSU award grants had a fair market value of $78 million, $80 million and $50 million, respectively.

PSUs have no voting rights. PSUs receive dividend equivalents that are paid out in cash based on the number of shares that vest at the end of the awards’ performance period. Subject to attainment of the performance metrics described above, PSUs are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period. PSUs are generally subject to pro-rata vesting upon an employee’s involuntary termination other than for cause and are subject to forfeiture in the event of voluntary or for-cause termination. With respect to outstanding PSUs granted prior to 2018, such awards generally vest on a pro-rata basis upon retirement; whereas, the terms of the award agreements for outstanding PSUs granted in 2018 provide for continued vesting following retirement as if the employee had remained employed until the end of the performance period. As a result, beginning in 2018, compensation expense for PSUs granted to retirement-eligible employees is accelerated over the period that the recipient becomes retirement-eligible plus a defined service requirement.

Prior to 2017, compensation expense associated with our Cash Flow PSUs was primarily measured based on the fair value of our common stock at the end of each reporting period until the performance period ends. Beginning in 2017, compensation expense associated with our Cash Flow PSUs is based on the grant-date fair value of our common stock. Compensation expense is recognized ratably over the performance period based on our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of both the probability that the performance criteria will be achieved and expected

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeitures. The grant-date fair value of our TSR PSUs is based on a Monte Carlo valuation and compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense is recognized for all TSR PSUs whether or not the market conditions are achieved less expected forfeitures.

Deferred Units — Certain employees can elect to defer some or all of the vested RSU or PSU awards until a specified date or dates they choose. Deferred units are not invested, nor do they earn interest, but deferred amounts do receive dividend equivalents paid in cash during deferral at the same time and at the same rate as dividends on the Company’s common stock. Deferred amounts are paid out in shares of common stock at the end of the deferral period. As of December 31, 2018, we had approximately 262,000 vested deferred units outstanding.

Stock Options — Stock options granted vest primarily in 25% increments on the first two anniversaries of the date of grant with the remaining 50% vesting on the third anniversary. The exercise price of the options is the average of the high and low market value of our common stock on the date of grant, and the options have a term of ten years. A summary of our stock options is presented in the table below (options in thousands):

		Weighted Average
		Per Share
	Options	Exercise Price
Outstanding as of January 1, 2018	4,885	$53.46
Granted	779	$85.34
Exercised	(1,125)	$50.64
Forfeited or expired	(98)	$67.53
Outstanding as of December 31, 2018 (a)	4,441	$59.46
Exercisable as of December 31, 2018 (b)	2,269	$46.86

(a)

Stock options outstanding as of December 31, 2018 have a weighted average remaining contractual term of 6.4 years and an aggregate intrinsic value of $131 million based on the market value of our common stock on December 31, 2018.

(b)	Stock options exercisable as of December 31, 2018 have an aggregate intrinsic value of $96 million based on the market value of our common stock on December 31, 2018.

We received cash proceeds of $52 million, $95 million and $63 million during the years ended December 31, 2018, 2017 and 2016, respectively, from employee stock option exercises. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $41 million, $71 million and $67 million, respectively.

Stock options exercisable as of December 31, 2018 were as follows (options in thousands):

		Weighted Average
		Per Share	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Remaining Years
$33.49-$50.00	1,288	$37.89	3.5
$50.01-$70.00	797	$55.20	6.5
$70.01-$85.34	184	$73.40	8.2
$33.49-$85.34	2,269	$46.86	4.9

All unvested stock options shall become exercisable upon the award recipient’s death or disability. In the event of a recipient’s retirement, stock options shall continue to vest pursuant to the original schedule set forth in the award agreement. If the recipient is terminated by the Company without cause or voluntarily resigns, the recipient shall be entitled

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to exercise all stock options outstanding and exercisable within a specified time frame after such termination. All outstanding stock options, whether exercisable or not, are forfeited upon termination for cause.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $12.16,  $11.71 and $6.31, respectively. The fair value of stock options at the date of grant is amortized to expense over the vesting period less expected forfeitures, except for stock options granted to retirement-eligible employees, for which expense is accelerated over the period that the recipient becomes retirement-eligible. The following table presents the weighted average assumptions used to value employee stock options granted during the years ended December 31 under the Black-Scholes valuation model:

	2018		2017		2016
Expected option life	4.3	years	3.5	years	4.7	years
Expected volatility	17.9%		15.3%		18.4%
Expected dividend yield	2.2%		2.3%		2.9%
Risk-free interest rate	2.6%		1.7%		1.3%

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

For the years ended December 31, 2018, 2017 and 2016, we recognized $79 million, $92 million and $81 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of selling, general and administrative expenses in our Consolidated Statements of Operations. Our income tax expense for the years ended December 31, 2018, 2017 and 2016 includes related deferred income tax benefits of $17 million, $36 million and $32 million, respectively. We have not capitalized any equity-based compensation costs during the reported periods.

Compensation expense increased in 2017 primarily due to charges related to the retirement treatment for unexercised stock options of certain former employees. As of December 31, 2018, we estimate that $44 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.4 years for our unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plan

Our non-employee directors currently receive annual grants of shares of our common stock, generally payable in two equal installments, under the 2014 Plan described above.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data for the years ended December 31 (shares in millions):

	2018	2017	2016
Number of common shares outstanding at end of period	424.0	433.3	439.3
Effect of using weighted average common shares outstanding	5.1	5.5	4.2
Weighted average basic common shares outstanding	429.1	438.8	443.5
Dilutive effect of equity-based compensation awards and other contingently issuable shares (a)	3.1	3.1	3.0
Weighted average diluted common shares outstanding	432.2	441.9	446.5
Potentially issuable shares	7.4	8.1	9.8
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.5	1.9	1.0

(a)As of January 1, 2017, we adopted ASU 2016-09 prospectively and no longer include excess tax benefits as assumed proceeds.

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

	2018	2017
Fair Value Measurements Using:
Quoted prices in active markets (Level 1):
Money market funds	$70	$225
	70	225

Significant other observable inputs (Level 2):
Available-for-sale securities	288	96
	288	96

Significant unobservable inputs (Level 3):
Redeemable preferred stock	66	55
	66	55

Total Assets	$424	$376

Money Market Funds

We invest portions of our restricted trust and escrow account balances in money market funds. We measure the fair value of these investments using quoted prices in active markets for identical assets. The fair value of our money market funds approximates our cost basis in the investments. The decrease in 2018 is primarily attributable to changes in our investments portfolio associated with our wholly-owned insurance captive from money market funds to available-for-sale securities.

Available-for-Sale Securities

Our available-for-sale securities include restricted trust and escrow account balances and an investment in an unconsolidated entity, as discussed in Note 18. We invest primarily in debt securities, including U.S. Treasury securities, U.S. agency securities, municipal securities and mortgage- and asset-backed securities. Additionally, some funds are invested in equity securities. We measure the fair value of these securities using quoted prices for identical or similar assets in inactive markets. Any changes in fair value of these trusts related to unrealized gains and losses have been appropriately reflected as a component of accumulated other comprehensive income (loss). The increase in 2018 is primarily attributable to changes in our investments portfolio, as discussed above.

Redeemable Preferred Stock

Redeemable preferred stock is related to noncontrolling investments in unconsolidated entities and is included in investments in unconsolidated entities in our Consolidated Balance Sheets. The fair value of our investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions. During 2018, the unrealized gain in fair value of our redeemable preferred stock of $11 million was based on recent third-party investors’ transactions in these securities and was reflected as a component of accumulated other comprehensive income (loss).

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Debt

As of December 31, 2018 and 2017, the carrying value of our debt was $10.0 billion and $9.5 billion, respectively. The estimated fair value of our debt was approximately $10.1 billion and $9.9 billion as of December 31, 2018 and 2017, respectively. The increase in the fair value of our debt when comparing December 31, 2018 with December 31, 2017 is primarily related to net borrowings of $563 million during 2018 and fluctuations in current market rates for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2018 and 2017. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

17.  Acquisitions and Divestitures

Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our Solid Waste business and enhance and expand our existing service offerings. During the year ended December 31, 2018, we acquired 32 businesses primarily related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $471 million, which included $440 million in cash paid and $31 million of other consideration, primarily purchase price holdbacks. In 2018, we paid $6 million of contingent consideration associated with acquisitions completed prior to 2018. In addition, we paid $20 million of holdbacks, of which $15 million related to current year acquisitions. Contingent consideration obligations are primarily based on achievement by the acquired businesses of certain negotiated goals, which generally include targeted financial metrics.

Total consideration for our 2018 acquisitions was primarily allocated to $115 million of property and equipment, $141 million of other intangible assets and $248 million of goodwill. Other intangible assets included $124 million of customer and supplier relationships, $16 million of covenants not-to-compete and $1 million of other intangible assets. The goodwill is primarily a result of expected synergies from combining the acquired businesses with our existing operations and substantially all is tax deductible.

During the year ended December 31, 2017, we acquired 24 businesses related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $205 million, which included $183 million in cash paid and other consideration of $22 million, primarily purchase price holdbacks. In 2017, we paid $3 million of contingent consideration associated with acquisitions completed prior to 2017. In addition, we paid $14 million of holdbacks, of which $13 million related to 2017 acquisitions.

Total consideration for our 2017 acquisitions was primarily allocated to $127 million of property and equipment, $46 million of other intangible assets and $39 million of goodwill. Other intangible assets included $39 million of customer and supplier relationships and $7 million of covenants not-to-compete. The goodwill was primarily a result of expected synergies from combining the acquired businesses with our existing operations and was tax deductible.

During the year ended December 31, 2016, we acquired 30 businesses primarily related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $604 million, which included $581 million in cash paid and other consideration of $23 million, primarily purchase price holdbacks. In 2016, we paid $4 million of contingent

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration for acquisitions completed prior to 2016. In addition, we paid $26 million of holdbacks, of which $16 million related to 2016 acquisitions.

Total consideration for our 2016 acquisitions was primarily allocated to $115 million of property and equipment, $212 million of other intangible assets and $280 million of goodwill. Other intangible assets included $185 million of customer and supplier relationships, $23 million of covenants not-to-compete and $4 million for a trade name. The goodwill was primarily a result of expected synergies from combining the acquired businesses with our existing operations and was tax deductible.

Southern Waste Systems/Sun Recycling (“SWS”) — On January 8, 2016, Waste Management Inc. of Florida, an indirect wholly-owned subsidiary of WM, acquired certain operations and business assets of SWS in Southern Florida for total consideration of $525 million. The acquired business assets include residential, commercial and industrial solid waste collection, processing/recycling and transfer operations, equipment, vehicles, real estate and customer agreements. The acquisition was funded primarily with borrowings under our revolving credit facility.

Total consideration for SWS was allocated to $93 million of property and equipment, $182 million of other intangible assets and $250 million of goodwill. The goodwill was assigned to our Florida Area, in our Tier 3 segment, and was tax deductible. The acquisition accounting for this transaction was finalized in 2016.

The following table presents the fair value assigned to other intangible assets for the SWS acquisition (amounts in millions, except for amortization periods):

	SWS
		Weighted Average
		Amortization
		Periods
	Amount	(in Years)
Customer and supplier relationships	$160	10.0
Covenants not-to-compete	18	5.0
Trade name	4	10.0
Total other intangible assets subject to amortization	$182	9.5

Divestitures

In 2018, 2017 and 2016, the aggregate sales price for divestitures of certain hauling and ancillary operations was $153 million, $62 million and $2 million and we recognized net gains of $96 million, net gains of $38 million and net losses of $9 million, respectively. These divestitures were made as part of our continuous focus on improving or divesting certain non-strategic or underperforming operations. The remaining amounts reported in the Consolidated Statements of Cash Flows generally relate to the sale of fixed assets.

18.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties and Refined Coal Facility Investments

We do not consolidate our investments in entities established to manage low-income housing properties and a refined coal facility because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate investment balance in these entities was $189 million and $59 million as of December 31, 2018 and 2017, respectively. The debt balance related to our investments in low-income housing properties was $151 million and $34 million as of December 31, 2018 and 2017, respectively. Additional information related to these investments is discussed in Note 8.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as we either do not have the (i) power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $92 million and $99 million as of December 31, 2018 and 2017, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $103 million and $101 million as of December 31, 2018 and 2017, respectively.

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

In 2017, we analyzed the Areas’ income from operations margins for purposes of segment reporting and realigned our Solid Waste tiers to reflect recent changes in their relative economic characteristics and prospects. These changes are the results of various factors including acquisitions, divestments, business mix and the economic climate of various geographies. In 2018, there was no realignment of our Solid Waste tiers.

Tier 1 is comprised of our operations across the Southern U.S., with the exception of Southern California and the Florida peninsula, and also includes the New England states, the tri-state area of Michigan, Indiana and Ohio and Western Canada. Tier 2 includes Southern California, Eastern Canada, Wisconsin and Minnesota. Tier 3 encompasses all the remaining operations including the Pacific Northwest and Northern California, the Mid-Atlantic region of the U.S., the Florida peninsula, Illinois and Missouri.

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

Summarized financial information concerning our reportable segments as of December 31 and for the years then ended is shown in the following table (in millions):

				Income
	Gross	Intercompany	Net	from	Depreciation	Capital	Total
	Operating	Operating	Operating	Operations	and	Expenditures	Assets
	Revenues	Revenues(c)	Revenues	(d)(e)	Amortization	(f)	(g)(h)
Years Ended December 31:
2018
Solid Waste:
Tier 1	$5,868	$(1,063)	$4,805	$1,642	$510	$595	$6,958
Tier 2	2,622	(487)	2,135	542	232	257	3,761
Tier 3	7,047	(1,365)	5,682	1,211	614	547	9,119
Solid Waste	15,537	(2,915)	12,622	3,395	1,356	1,399	19,838
Other (a)	2,487	(195)	2,292	(66)	91	72	1,571
	18,024	(3,110)	14,914	3,329	1,447	1,471	21,409
Corporate and Other (b)	—	—	—	(540)	30	200	1,487
Total	$18,024	$(3,110)	$14,914	$2,789	$1,477	$1,671	$22,896

2017
Solid Waste:
Tier 1	$5,576	$(1,002)	$4,574	$1,538	$451	$603	$6,528
Tier 2	2,559	(443)	2,116	552	203	185	3,749
Tier 3	6,697	(1,220)	5,477	1,199	574	595	8,727
Solid Waste	14,832	(2,665)	12,167	3,289	1,228	1,383	19,004
Other (a)	2,538	(220)	2,318	(68)	103	93	1,785
	17,370	(2,885)	14,485	3,221	1,331	1,476	20,789
Corporate and Other (b)	—	—	—	(585)	45	92	1,327
Total	$17,370	$(2,885)	$14,485	$2,636	$1,376	$1,568	$22,116

2016
Solid Waste:
Tier 1	$5,241	$(911)	$4,330	$1,430	$424	$452	$6,188
Tier 2	2,400	(404)	1,996	522	190	157	3,562
Tier 3	6,327	(1,137)	5,190	994	530	589	8,497
Solid Waste	13,968	(2,452)	11,516	2,946	1,144	1,198	18,247
Other (a)	2,278	(185)	2,093	(100)	101	104	1,489
	16,246	(2,637)	13,609	2,846	1,245	1,302	19,736
Corporate and Other (b)	—	—	—	(550)	56	45	1,401
Total	$16,246	$(2,637)	$13,609	$2,296	$1,301	$1,347	$21,137

(a)

Our “Other” net operating revenues and “Other” income from operations include (i) our WMSBS organization;  (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our EES and WM Renewable Energy organizations that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

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

(g)  The reconciliation of total assets reported above to total assets in the Consolidated Balance Sheets as of December 31 is as follows (in millions):

	2018	2017	2016
Total assets, as reported above	$22,896	$22,116	$21,137
Elimination of intercompany investments and advances	(246)	(287)	(278)
Total assets, per Consolidated Balance Sheet	$22,650	$21,829	$20,859

(h)  Goodwill is included within each segment’s total assets. For segment reporting purposes, our material recovery facilities are included as a component of their respective Areas and our recycling brokerage services are included as

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part of our “Other” operations. The following table presents changes in goodwill during the reported periods by segment (in millions):

	Solid Waste
	Tier 1	Tier 2	Tier 3	Other	Total
Balance, December 31, 2016	$2,203	$1,196	$2,661	$155	$6,215
Acquired goodwill	12	20	7	—	39
Divested goodwill	—	(1)	—	—	(1)
Impairments	—	—	—	(34)	(34)
Foreign currency translation	6	22	—	—	28
Balance, December 31, 2017	$2,221	$1,237	$2,668	$121	$6,247
Acquired goodwill	88	17	142	1	248
Divested goodwill	(6)	—	—	(19)	(25)
Impairments	—	—	—	(6)	(6)
Foreign currency translation	(7)	(27)	—	—	(34)
Balance, December 31, 2018	$2,296	$1,227	$2,810	$97	$6,430

The mix of operating revenues from our major lines of business for the years ended December 31 are as follows (in millions):

	2018	2017	2016
Commercial	$3,972	$3,714	$3,480
Residential	2,529	2,528	2,487
Industrial	2,773	2,583	2,412
Other	450	439	423
Total collection	9,724	9,264	8,802
Landfill	3,560	3,370	3,110
Transfer	1,711	1,591	1,512
Recycling	1,293	1,432	1,221
Other (a)	1,736	1,713	1,601
Intercompany (b)	(3,110)	(2,885)	(2,637)
Total	$14,914	$14,485	$13,609

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

(b)	Intercompany revenues between lines of business are eliminated in the Consolidated Financial Statements included within this report.

Net operating revenues relating to operations in the U.S. and Canada for the years ended December 31 are as follows (in millions):

	2018	2017	2016
U.S.	$14,167	$13,768	$12,915
Canada	747	717	694
Total	$14,914	$14,485	$13,609

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment, net of accumulated depreciation and amortization, relating to operations in the U.S. and Canada for the years ended December 31 are as follows (in millions):

	2018	2017	2016
U.S.	$11,044	$10,591	$10,040
Canada	898	968	910
Total	$11,942	$11,559	$10,950

20.  Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2018 and 2017 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2018
Operating revenues	$3,511	$3,739	$3,822	$3,842
Income from operations	608	715	699	767
Consolidated net income	395	499	498	531
Net income attributable to Waste Management, Inc.	396	499	499	531
Basic earnings per common share	0.91	1.16	1.16	1.25
Diluted earnings per common share	0.91	1.15	1.16	1.24

2017
Operating revenues	$3,440	$3,677	$3,716	$3,652
Income from operations	558	673	701	704
Consolidated net income	297	361	388	903
Net income attributable to Waste Management, Inc.	298	362	386	903
Basic earnings per common share	0.68	0.82	0.88	2.08
Diluted earnings per common share	0.67	0.81	0.87	2.06

Basic and diluted earnings per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each quarter and the sum of the quarters may not necessarily be equal to the full year basic and diluted earnings per common share amounts.

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher construction and demolition waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends. Additionally, from time to time, our operating results are significantly affected by certain transactions or events that management believes are not indicative or representative of our ongoing results. The following items significantly impacted our operating results during the periods indicated:

Second Quarter 2018

•	The recognition of net pre-tax gains of $40 million related to the sale of certain ancillary operations, which had a favorable impact of $0.07 on our diluted earnings per share.
•	An income tax benefit of $33 million due to the settlement of various tax audits, which had a favorable impact of $0.07 on our diluted earnings per share.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Third Quarter 2018

•	Income tax benefits of $27 million primarily due to impacts of enactment of tax reform and changes in state laws, which had a favorable impact of $0.06 on our diluted earnings per share.
•

The recognition of pre-tax charges of $32 million primarily related to a $29 million charge to impair a landfill in our Tier 3 segment, which is discussed further in Note 11. These charges had a negative impact of $0.05 on our diluted earnings per share.

Fourth Quarter 2018

•

The recognition of a pre-tax gain of $52 million associated with the sale of certain hauling operations in our Tier 1 segment and $8 million of  impairment charges primarily related to our LampTracker® reporting unit. These items had a favorable impact of $0.07 on our diluted earnings per share.

•

A reduction in our income tax expense of $17 million for an adjustment to our deferred taxes to reduce our deferred tax liability based on an analysis of certain deferred tax balances. This item had a favorable impact of $0.04 on our diluted earnings per share.

First Quarter 2017

•

A reduction in our income tax expense of $32 million for excess tax benefits related to the vesting or exercise of equity-based compensation awards and a $25 million pre-tax charge to write down an equity method investment in a waste diversion technology company to its fair value. These items had a favorable impact of $0.01 on our diluted earnings per share.

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

Fourth Quarter 2017

•

An income tax benefit of $529 million related to enactment of the Act, consisting of a net tax benefit of $595 million related to the remeasurement of our deferred income tax assets and liabilities, partially offset by income tax expense of $66 million for a one-time, mandatory transition tax on the deemed repatriation of previously tax-deferred and unremitted foreign earnings. This net tax benefit had a favorable impact of $1.21 on our diluted earnings per share.

•

The recognition of net pre-tax gains of $26 million primarily related to (i) gains of $31 million from the sale of certain oil and gas producing properties and (ii) a gain of $30 million related to the reduction in post-closing, performance-based contingent consideration obligations associated with an acquired business in our EES organization, partially offset by goodwill impairment charges of $34 million, primarily related to our EES organization. These net gains had a favorable impact of $0.03 on our diluted earnings per share.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.  Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2018

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$61	$—	$61
Other current assets	2	5	2,577	—	2,584
	2	5	2,638	—	2,645
Property and equipment, net	—	—	11,942	—	11,942
Investments in affiliates	24,676	25,097	—	(49,773)	—
Advances to affiliates	—	—	17,258	(17,258)	—
Other assets	8	31	8,024	—	8,063
Total assets	$24,686	$25,133	$39,862	$(67,031)	$22,650

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$258	$—	$174	$—	$432
Accounts payable and other current liabilities	82	9	2,585	—	2,676
	340	9	2,759	—	3,108
Long-term debt, less current portion	7,377	304	1,913	—	9,594
Due to affiliates	17,398	146	6,709	(24,253)	—
Other liabilities	5	—	3,667	—	3,672
Total liabilities	25,120	459	15,048	(24,253)	16,374
Equity:
Stockholders’ equity	6,275	24,674	25,099	(49,773)	6,275
Advances to affiliates	(6,709)	—	(286)	6,995	—
Noncontrolling interests	—	—	1	—	1
	(434)	24,674	24,814	(42,778)	6,276
Total liabilities and equity	$24,686	$25,133	$39,862	$(67,031)	$22,650

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2017

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$22	$—	$22
Other current assets	5	5	2,662	—	2,672
	5	5	2,684	—	2,694
Property and equipment, net	—	—	11,559	—	11,559
Investments in affiliates	22,393	22,893	—	(45,286)	—
Advances to affiliates	—	—	15,349	(15,349)	—
Other assets	9	31	7,536	—	7,576
Total assets	$22,407	$22,929	$37,128	$(60,635)	$21,829

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$537	$—	$202	$—	$739
Accounts payable and other current liabilities	55	9	2,459	—	2,523
	592	9	2,661	—	3,262
Long-term debt, less current portion	6,457	304	1,991	—	8,752
Due to affiliates	15,404	224	6,073	(21,701)	—
Other liabilities	8	—	3,765	—	3,773
Total liabilities	22,461	537	14,490	(21,701)	15,787
Equity:
Stockholders’ equity	6,019	22,392	22,894	(45,286)	6,019
Advances to affiliates	(6,073)	—	(279)	6,352	—
Noncontrolling interests	—	—	23	—	23
	(54)	22,392	22,638	(38,934)	6,042
Total liabilities and equity	$22,407	$22,929	$37,128	$(60,635)	$21,829

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Years Ended December 31:
2018
Operating revenues (a)	$—	$—	$15,090	$(176)	$14,914
Costs and expenses (a)	176	—	12,125	(176)	12,125
Income from operations	(176)	—	2,965	—	2,789
Other income (expense):
Interest expense, net	(312)	(20)	(42)	—	(374)
Equity in earnings of subsidiaries, net of tax	2,284	2,298	—	(4,582)	—
Other, net	—	—	(39)	—	(39)
	1,972	2,278	(81)	(4,582)	(413)
Income before income taxes	1,796	2,278	2,884	(4,582)	2,376
Income tax expense (benefit)	(129)	(5)	587	—	453
Consolidated net income	1,925	2,283	2,297	(4,582)	1,923
Less: Net loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income attributable to Waste Management, Inc.	$1,925	$2,283	$2,299	$(4,582)	$1,925

2017
Operating revenues (a)	$—	$—	$15,040	$(555)	$14,485
Costs and expenses (a)	555	—	11,849	(555)	11,849
Income from operations	(555)	—	3,191	—	2,636
Other income (expense):
Interest expense, net	(299)	(20)	(44)	—	(363)
Equity in earnings of subsidiaries, net of tax	2,469	2,482	—	(4,951)	—
Other, net	(4)	(1)	(77)	—	(82)
	2,166	2,461	(121)	(4,951)	(445)
Income before income taxes	1,611	2,461	3,070	(4,951)	2,191
Income tax expense (benefit)	(338)	(8)	588	—	242
Consolidated net income	1,949	2,469	2,482	(4,951)	1,949
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Waste Management, Inc.	$1,949	$2,469	$2,482	$(4,951)	$1,949

2016
Operating revenues	$—	$—	$13,609	$—	$13,609
Costs and expenses	—	—	11,313	—	11,313
Income from operations	—	—	2,296	—	2,296
Other income (expense):
Interest expense, net	(303)	(20)	(53)	—	(376)
Equity in earnings of subsidiaries, net of tax	1,367	1,381	—	(2,748)	—
Other, net	(1)	—	(97)	—	(98)
	1,063	1,361	(150)	(2,748)	(474)
Income before income taxes	1,063	1,361	2,146	(2,748)	1,822
Income tax expense (benefit)	(119)	(8)	769	—	642
Consolidated net income	1,182	1,369	1,377	(2,748)	1,180
Less: Net loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income attributable to Waste Management, Inc.	$1,182	$1,369	$1,379	$(2,748)	$1,182

(a)

For 2018 and 2017, costs and expenses for WM and operating revenues for Non-Guarantor Subsidiaries include insurance premiums for a wholly-owned insurance captive, which are eliminated in consolidation.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Years Ended December 31:
2018
Comprehensive income	$1,933	$2,283	$2,199	$(4,582)	$1,833
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Waste Management, Inc.	$1,933	$2,283	$2,201	$(4,582)	$1,835

2017
Comprehensive income	$1,955	$2,469	$2,564	$(4,951)	$2,037
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Waste Management, Inc.	$1,955	$2,469	$2,564	$(4,951)	$2,037

2016
Comprehensive income	$1,189	$1,369	$1,417	$(2,748)	$1,227
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Waste Management, Inc.	$1,189	$1,369	$1,419	$(2,748)	$1,229

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Years Ended December 31:
2018
Cash flows provided by (used in):
Operating activities	$—	$—	$3,570	$—	$3,570
Investing activities	—	—	(2,169)	—	(2,169)
Financing activities	—	—	(1,508)	—	(1,508)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	(3)	—	(3)
Intercompany activity	—	—	—	—	—
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	—	—	(110)	—	(110)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	293	—	293
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$183	$—	$183

2017
Cash flows provided by (used in):
Operating activities	$—	$—	$3,180	$—	$3,180
Investing activities	—	—	(1,620)	—	(1,620)
Financing activities	—	—	(1,361)	—	(1,361)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	—	—	199	—	199
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	94	—	94
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$293	$—	$293

2016
Cash flows provided by (used in):
Operating activities	$—	$—	$3,003	$—	$3,003
Investing activities	—	—	(1,929)	—	(1,929)
Financing activities	—	—	(1,084)	—	(1,084)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	—	—	(10)	—	(10)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	104	—	104
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$94	$—	$94

(a)Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries.

22.  Subsequent Event

On January 31, 2019, we received Hart Scott Rodino antitrust clearance to proceed with the acquisition of landfill assets in West Texas related to our Solid Waste business. This transaction is expected to close in March 2019.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2018 (the end of the period covered by this Annual Report on Form 10‑K).

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

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report, which is included within this report.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2018. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers,” in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 14, 2019. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  (1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(a)  (3) Exhibits:

Exhibit No.		Description
3.1	—	Third Restated Certificate of Incorporation of Waste Management, Inc. [incorporated by reference to Exhibit 3.1 to Form 10‑Q for the quarter ended June 30, 2010].
3.2	—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Form 8‑K dated February 19, 2018].
4.1	—	Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 to Form 10‑K for the year ended December 31, 1998].
4.2	—	Third Restated Certificate of Incorporation of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.2 to Form 10‑K for the year ended December 31, 2014].
4.3	—	Amended and Restated By-laws of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.3 to Form 10‑Q for the quarter ended June 30, 2014].
4.4	—

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

Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of Waste Management, Inc.’s 3.150% Senior Notes due 2027 [incorporated by reference to Exhibit 4.6 to Form 10-K for the year ended December 31, 2017].

4.7	—

Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of Waste Management, Inc.’s 3.150% Senior Notes due 2027 [incorporated by reference to Exhibit 4.7 to Form 10-K for the year ended December 31, 2017].

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

10.8	—

$2.25 Billion Third Amended and Restated Revolving Credit Agreement dated as of July 10, 2015 by and among Waste Management, Inc. and Waste Management Holdings, Inc. and certain banks party thereto, and Bank of America, N.A., as administrative agent [incorporated by reference to Exhibit 10.1 to Form 8‑K dated July 10, 2015].

10.9	—

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

10.10	—

Commercial Paper Dealer Agreement, substantially in the form as executed with each of Mizuho Securities USA Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC, as Dealer, dated August 22, 2016 [incorporated by reference to Exhibit 10.11 to Form 10‑K for the year ended December 31, 2016].

10.11	—

Commercial Paper Issuing and Paying Agent Agreement between Waste Management, Inc. and Bank of America, National Association dated August 15, 2016 [incorporated by reference to Exhibit 10.12 to Form 10‑K for the year ended December 31, 2016].

10.12†	—

First Amended and Restated Employment Agreement between USA Waste-Management Resources, LLC and James C. Fish, Jr. dated December 22, 2017 [incorporated by reference to Exhibit 10.2 to Form 8-K dated December 22, 2017].

10.13†	—	Employment Agreement between USA Waste-Management Resources, LLC and Devina A. Rankin dated December 22, 2017 [incorporated by reference to Exhibit 10.3 to Form 8-K dated December 22, 2017].
10.14†	—	Employment Agreement between the Company and James E. Trevathan, Jr. dated June 1, 2000 [incorporated by reference to Exhibit 10.20 to Form 10‑K for the year ended December 31, 2000].
10.15†	—	Amendment to Employment Agreement between the Company and James E. Trevathan, Jr. [incorporated by reference to Exhibit 10.3 to Form 8‑K dated March 9, 2011].
10.16†	—	Employment Agreement between the Company and Jeff Harris dated December 1, 2006 [incorporated by reference to Exhibit 10.1 to Form 8‑K dated December 1, 2006].

10.17†	—	Amendment to Employment Agreement by and between the Company and Jeff Harris [incorporated by reference to Exhibit 10.6 to Form 10‑Q for the quarter ended March 31, 2011].
10.18†	—	First Amended and Restated Employment Agreement between USA Waste-Management Resources, LLC and John J. Morris, Jr. [incorporated by reference to Exhibit 10.4 to Form 8-K dated December 22, 2017].
10.19†	—

Employment Agreement between USA Waste-Management Resources, LLC and Charles C. Boettcher dated December 22, 2017 [incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2017].

10.20†	—	Employment Agreement between the Company and Barry H. Caldwell dated September 23, 2002 [incorporated by reference to Exhibit 10.24 to Form 10‑K for the year ended December 31, 2002].
10.21†*	—	Separation and Release Agreement between USA Waste-Management Resources, LLC and Barry H. Caldwell.
10.22†	—	Form of Director and Executive Officer Indemnity Agreement [incorporated by reference to Exhibit 10.43 to Form 10‑K for the year ended December 31, 2012].
10.23†	—	Waste Management Holdings, Inc. Executive Severance Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 22, 2017].
10.24†	—	Form of 2016 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8‑K dated February 26, 2016].
10.25†	—	Form of 2016 Individual Restricted Stock Unit Award Agreement [incorporated by reference to Exhibit 10.32 to Form 10‑K for the year ended December 31, 2016].
10.26†	—	Form of 2017 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8‑K dated February 27, 2017].
10.27†	—	2017 Senior Leadership Team Award Agreement with Mr. James E. Trevathan, Jr. [incorporated by reference to Exhibit 10.2 to Form 8‑K dated February 27, 2017].
10.28†	—	Form of 2017 Long Term Incentive Compensation Award Agreement (Mid-Year Award) [incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2017].
10.29†	—	Form of 2018 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 19, 2018].
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rule 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.
31.2*	—	Certification Pursuant to Rule 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Senior Vice President and Chief Financial Officer.
32.1**	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.
32.2**	—	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Senior Vice President and Chief Financial Officer.
95*	—	Mine Safety Disclosures.
101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema Document.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: February 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. FISH, JR.	President, Chief Executive Officer and Director	February 14, 2019
James C. Fish, Jr.	(Principal Executive Officer)

/s/ DEVINA A. RANKIN	Senior Vice President and	February 14, 2019
Devina A. Rankin	Chief Financial Officer
(Principal Financial Officer)

/s/ LESLIE K. NAGY	Vice President and Chief Accounting Officer	February 14, 2019
Leslie K. Nagy	(Principal Accounting Officer)

/s/ FRANK M. CLARK, JR.	Director	February 14, 2019
Frank M. Clark, Jr.

/s/ ANDRÉS R. GLUSKI	Director	February 14, 2019
Andrés R. Gluski

/s/ PARTICK W. GROSS	Director	February 14, 2019
Patrick W. Gross

/s/ VICTORIA M. HOLT	Director	February 14, 2019
Victoria M. Holt

/s/ KATHLEEN M. MAZZARELLA	Director	February 14, 2019
Kathleen M. Mazzarella

/s/ JOHN C. POPE	Director	February 14, 2019
John C. Pope

/s/ THOMAS H. WEIDEMEYER	Chairman of the Board and Director	February 14, 2019
Thomas H. Weidemeyer