Form 10-Q
period 2019-03-31
WASTE MANAGEMENT INC
filed 2019-04-25
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 22, 2019 was 424,759,439 (excluding treasury shares of 205,523,022).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57	$61
Accounts receivable, net of allowance for doubtful accounts of $30 and $29, respectively	1,830	1,931
Other receivables	251	344
Parts and supplies	105	102
Other assets	245	207
Total current assets	2,488	2,645
Property and equipment, net of accumulated depreciation and amortization of $18,355 and $18,264, respectively	12,390	11,942
Goodwill	6,479	6,430
Other intangible assets, net	570	572
Restricted trust and escrow accounts	366	296
Investments in unconsolidated entities	334	406
Other assets	746	359
Total assets	$23,373	$22,650
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$899	$1,037
Accrued liabilities	1,158	1,117
Deferred revenues	512	522
Current portion of long-term debt	1,043	432
Total current liabilities	3,612	3,108
Long-term debt, less current portion	9,323	9,594
Deferred income taxes	1,297	1,291
Landfill and environmental remediation liabilities	1,866	1,828
Other liabilities	858	553
Total liabilities	16,956	16,374
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,978	4,993
Retained earnings	9,924	9,797
Accumulated other comprehensive income (loss)	(53)	(87)
Treasury stock at cost, 205,555,810 and 206,299,352 shares, respectively	(8,440)	(8,434)
Total Waste Management, Inc. stockholders’ equity	6,415	6,275
Noncontrolling interests	2	1
Total equity	6,417	6,276
Total liabilities and equity	$23,373	$22,650

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating revenues	$3,696	$3,511
Costs and expenses:
Operating	2,298	2,184
Selling, general and administrative	409	373
Depreciation and amortization	366	347
Restructuring	2	2
Net gain from divestitures	—	(3)
	3,075	2,903
Income from operations	621	608
Other income (expense):
Interest expense, net	(96)	(91)
Equity in net losses of unconsolidated entities	(9)	(7)
Other, net	(54)	1
	(159)	(97)
Income before income taxes	462	511
Income tax expense	115	116
Consolidated net income	347	395
Less: Net loss attributable to noncontrolling interests	—	(1)
Net income attributable to Waste Management, Inc.	$347	$396
Basic earnings per common share	$0.82	$0.91
Diluted earnings per common share	$0.81	$0.91

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Consolidated net income	$347	$395
Other comprehensive income (loss), net of tax:
Derivative instruments, net	2	2
Available-for-sale securities, net	5	(1)
Foreign currency translation adjustments	28	(32)
Post-retirement benefit obligation, net	(1)	—
Other comprehensive income (loss), net of tax	34	(31)
Comprehensive income	381	364
Less: Comprehensive loss attributable to noncontrolling interests	—	(1)
Comprehensive income attributable to Waste Management, Inc.	$381	$365

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$347	$395
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	366	347
Deferred income tax expense (benefit)	1	(15)
Interest accretion on landfill liabilities	23	23
Provision for bad debts	10	12
Equity-based compensation expense	27	23
Net gain on disposal of assets	(2)	(5)
(Gain) loss from divestitures, asset impairments and other, net	55	(3)
Equity in net losses of unconsolidated entities, net of dividends	9	7
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	212	183
Other current assets	(9)	(8)
Other assets	(3)	(1)
Accounts payable and accrued liabilities	(117)	(119)
Deferred revenues and other liabilities	(29)	(30)
Net cash provided by operating activities	890	809
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(394)	(246)
Capital expenditures	(471)	(400)
Proceeds from divestitures of businesses and other assets (net of cash divested)	12	14
Other, net	53	(5)
Net cash used in investing activities	(800)	(637)
Cash flows from financing activities:
New borrowings	—	61
Debt repayments	(56)	(80)
Net commercial paper borrowings	357	471
Common stock repurchase program	(68)	(250)
Cash dividends	(223)	(206)
Exercise of common stock options	25	23
Tax payments associated with equity-based compensation transactions	(30)	(28)
Other, net	37	(29)
Net cash provided by (used in) financing activities	42	(38)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(1)
Increase in cash, cash equivalents and restricted cash and cash equivalents	132	133
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	183	293
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$315	$426

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$57	$52
Restricted cash and cash equivalents included in other current assets	97	70
Restricted cash and cash equivalents included in restricted trust and escrow accounts	161	304
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$315	$426

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
2019
Balance, December 31, 2018	$6,276	630,282	$6	$4,993	$9,797	$(87)	(206,299)	$(8,434)	$1
Consolidated net income	347	—	—	—	347	—	—	—	—
Other comprehensive income (loss), net of tax	34	—	—	—	—	34	—	—	—
Cash dividends declared of $0.5125 per common share	(223)	—	—	—	(223)	—	—	—	—
Equity-based compensation transactions, net	46	—	—	(15)	3	—	1,421	58	—
Common stock repurchase program	(64)	—	—	—	—	—	(679)	(64)	—
Other, net	1	—	—	—	—	—	1	—	1
Balance, March 31, 2019	$6,417	630,282	$6	$4,978	$9,924	$(53)	(205,556)	$(8,440)	$2

2018
Balance, December 31, 2017	$6,042	630,282	$6	$4,933	$8,588	$8	(196,964)	$(7,516)	$23
Adoption of new accounting standards	80	—	—	—	85	(5)	—	—	—
Consolidated net income	395	—	—	—	396	—	—	—	(1)
Other comprehensive income (loss), net of tax	(31)	—	—	—	—	(31)	—	—	—
Cash dividends declared of $0.465 per common share	(206)	—	—	—	(206)	—	—	—	—
Equity-based compensation transactions, net	44	—	—	(17)	4	—	1,483	57	—
Common stock repurchase program	(258)	—	—	—	—	—	(3,031)	(258)	—
Other, net	(1)	—	—	—	—	—	1	—	(1)
Balance, March 31, 2018	$6,065	630,282	$6	$4,916	$8,867	$(28)	(198,511)	$(7,717)	$21

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

The Condensed Consolidated Financial Statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

Adoption of New Accounting Standard

Leases — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02 associated with lease accounting. There were further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018,  ASU 2018-11 in July 2018 and ASU 2018-20 in December 2018. On January 1, 2019, we adopted these ASUs using the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption. Accordingly, our financial statements for the reported periods after January 1, 2019 are presented under this amended guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We elected to apply the following package of practical expedients on a consistent basis permitting entities not to reassess: (i) whether any expired or existing contracts are or contain a lease; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance.

The impact of adopting the amended guidance primarily relates to the recognition of lease assets and lease liabilities on the balance sheet for all leases previously classified as operating leases. We recognized $385 million of right-of-use assets and $385 million of related lease liabilities as of January 1, 2019 for our contracts that are classified as operating leases. Leases with an initial term of 12 months or less have not been recorded on the balance sheet. Our accounting for financing leases, which were formerly referred to as capital leases, remained substantially unchanged. There were no other material impacts on our consolidated financial statements. See Note 4 for additional information and disclosures related to our adoption of this amended guidance.

New Accounting Standard Pending Adoption

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

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2019			December 31, 2018
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$132	$26	$158	$143	$26	$169
Long-term	1,659	207	1,866	1,617	211	1,828
	$1,791	$233	$2,024	$1,760	$237	$1,997

The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2019 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2018	$1,760	$237
Obligations incurred and capitalized	17	—
Obligations settled	(13)	(5)
Interest accretion	23	1
Revisions in estimates and interest rate assumptions	1	—
Acquisitions, divestitures and other adjustments	3	—
March 31, 2019	$1,791	$233

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling our final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 14 for additional information related to these trusts.

3.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2019:

	March 31,	December 31,
	2019	2018
$2.75 billion revolving credit facility (weighted average interest rate of 3.1% as of December 31, 2018)	$—	$11
Commercial paper program (weighted average interest rate of 2.8% as of March 31, 2019 and 2.9% as of December 31, 2018)	1,354	990
Senior notes, maturing through 2045, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 4.3% as of March 31, 2019 and December 31, 2018)	6,222	6,222
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 1.35% to 4.3% (weighted average interest rate of 2.4% as of March 31, 2019 and 2.35% as of December 31, 2018)	2,354	2,388
Financing leases and other, maturing through 2040, interest rates up to 9%	486	467
Debt issuance costs, discounts and other	(50)	(52)
	10,366	10,026
Current portion of long-term debt	1,043	432
	$9,323	$9,594

Debt Classification

As of March 31, 2019, we had $2.2 billion of debt maturing within the next 12 months, including (i) $1.4 billion of short-term borrowings under our commercial paper program; (ii) $680 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities and (iii) $139 million of other debt with scheduled maturities within the next 12 months, including $72 million of tax-exempt bonds. Of the $1.4 billion of short-term borrowings outstanding under our commercial paper program as of March 31, 2019 that are supported by our long-term U.S. and Canadian revolving credit facility (“$2.75 billion revolving credit facility”), we have the intent and ability to refinance or maintain approximately $450 million of these borrowings on a long-term basis and we have classified these amounts as long-term debt. As of March 31, 2019, we have classified an additional $680 million of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.75 billion revolving credit facility, as discussed below. The remaining $1.0 billion is classified as current obligations.

As of March 31, 2019, we also have $268 million of variable-rate tax-exempt bonds that are supported by letters of credit under our $2.75 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $2.75 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have also classified these borrowings as long-term in our Condensed Consolidated Balance Sheet as of March 31, 2019.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Access to and Utilization of Credit Facilities and Commercial Paper Program

$2.75 Billion Revolving Credit Facility — Our $2.75 billion revolving credit facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit or commercial paper. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of March 31, 2019, we had no borrowings outstanding under this facility. We had $572 million of letters of credit issued and $1.4 billion of outstanding borrowings under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $824 million as of March 31, 2019. WM Holdings, a wholly-owned subsidiary of WM, guarantees all of the obligations under the $2.75 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $2.75 billion revolving credit facility. As of March 31, 2019, we had $1.4 billion of outstanding borrowings under our commercial paper program.

Other Letter of Credit Facilities — As of March 31, 2019, we utilized $542 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through December 2020.

Debt Borrowings and Repayments

$2.75 Billion Revolving Credit Facility — During the three months ended March 31, 2019, we repaid C$15 million, or $11 million, of Canadian borrowings under our $2.75 billion revolving credit facility with available cash.

Commercial Paper Program — During the three months ended March 31, 2019, we had net cash borrowings of $357 million (net of the related discount on issuance). The proceeds from these borrowings were primarily used to support our acquisition of Petro Waste Environmental LP (“Petro Waste”),  which is discussed further in Note 9, and for general corporate purposes.

Tax-Exempt Bonds — During the three months ended March 31, 2019, we repaid $34 million of our tax-exempt bonds with available cash.

Financing Leases and Other — The increase during the three months ended March 31, 2019, is primarily related to $30 million of non-cash financing arrangements, partially offset by $11 million of net cash repayments of debt at maturity.

4.    Leases

Our operating lease activities primarily consist of leases for real estate, landfills and heavy equipment. Our financing lease activities primarily consist of leases for heavy equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally ranging from one to 10 years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments based on usage and other lease agreements include rental payments adjusted periodically for inflation; these payments are treated as variable lease payments. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information as of March 31, 2019 for our leases is as follows (in millions):

Leases	Classification
Assets
Long-term:
Operating	Other assets	$388
Financing	Property and equipment, net of accumulated depreciation and amortization	228
Total lease assets		$616

Liabilities
Current:
Operating	Accrued liabilities	$85
Financing	Current portion of long-term debt	22
Long-term:
Operating	Other liabilities	303
Financing	Long-term debt, less current portion	185
Total lease liabilities		$595

Our operating lease expense for the three months ended March 31, 2019 was $28 million and is included in operating and selling, general and administrative expenses in our Condensed Consolidated Statement of Operations. Our financing lease expense for the three months ended March 31, 2019 was $14 million and is included in depreciation and amortization expense and interest expense, net in our Condensed Consolidated Statement of Operations.

Minimum contractual obligations for our leases (undiscounted) as of March 31, 2019 are as follows (in millions):

	Operating(a)	Financing(a)
2019 (excluding three months ended March 31, 2019)	$67	$28
2020	82	34
2021	59	31
2022	46	31
2023	42	29
Thereafter	414	188
Total	$710	$341

(a)	Includes $167 million and $61 million of undiscounted future minimum obligations related to additional operating and financing leases, respectively, which have not yet commenced.

Cash paid for our operating and financing leases was $22 million and $8 million, respectively, for the three months ended March 31, 2019. Right-of-use assets obtained in exchange for lease obligations for our operating leases were $23 million for the three months ended March 31, 2019. The amount related to our financing leases was not material to our consolidated financial statements.

As of March 31, 2019, the weighted average remaining lease terms of our operating and financing leases  were 16 years and 12 years, respectively. The weighted average discount rates used to determine the lease liabilities as of March 31, 2019 for our operating and financing leases were 3.75% and 4.33%, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Income Taxes

Our effective income tax rate for the three months ended March 31, 2019 and 2018 was 24.8% and 22.7%, respectively. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three months ended March 31, 2019 and 2018  were primarily due to the unfavorable impact of state and local income taxes offset, in part, by the favorable impact of federal tax credits and excess tax benefits related to equity-based compensation. The three months ended March  31, 2019 was also unfavorably impacted by an impairment as discussed below.

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

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, in our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2019 and 2018, we recognized $9 million and $6 million of net losses and a reduction in our income tax expense of $15 million and $10 million, respectively, primarily because of tax credits realized from these investments. Interest expense associated with our investments in low-income housing properties was not material for the periods presented. See Note 14 for additional information related to these unconsolidated variable interest entities.

Tax Implications of Impairment  — We recognized a $52 million impairment charge during the three months ended March 31, 2019 which was not deductible for tax purposes. See Note 10 for additional information.

6.    Earnings Per Share

Basic and diluted earnings per share for the three months ended March 31 were computed using the following common share data (shares in millions):

	2019	2018
Number of common shares outstanding at end of period	424.7	431.8
Effect of using weighted average common shares outstanding	(0.2)	1.5
Weighted average basic common shares outstanding	424.5	433.3
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.4	2.5
Weighted average diluted common shares outstanding	426.9	435.8
Potentially issuable shares	7.6	8.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	3.0	3.0

7.    Commitments and Contingencies

Financial Instruments — We have obtained letters of credit, surety bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill final capping, closure and post-closure requirements, environmental remediation and other obligations. Letters of credit generally are supported by our $2.75 billion revolving credit facility and other credit facilities established for that purpose. These facilities are discussed further in Note 3. Surety bonds and insurance policies are supported by (i) a diverse group of third-

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) a wholly-owned insurance captive, the sole business of which is to issue surety bonds and/or insurance policies on our behalf.

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

We have retained a significant portion of the risks related to our general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured portions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation or internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from such valuations and estimates. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs.

We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Guarantees — In the ordinary course of our business, WM and WM Holdings enter into guarantee agreements associated with their subsidiaries’ operations. Additionally, WM and WM Holdings have each guaranteed all of the senior debt of the other entity. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 15 for additional information.

As of March 31, 2019, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including (i) guarantees to cover certain market value losses for approximately 775 homeowners’ properties adjacent to or near 18 of our landfills and (ii) guarantees totaling $73 million for performance obligations of our Wheelabrator business, divested in 2014. In February 2019, Wheelabrator was acquired by a third party, at which time we agreed to continue to provide such guarantees through July 2019. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing, and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, and we do not expect the financial impact of operational and financial performance guarantees to materially exceed the recorded fair value.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required by state or local authorities, such liabilities include potentially responsible party (“PRP”) investigations. The costs associated with these liabilities can include settlements, certain legal and consultant fees, as well as incremental internal and external costs directly associated with site investigation and clean-up.

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $140 million higher than the $233 million recorded in the Condensed Consolidated Balance Sheet as of March 31, 2019. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of March 31, 2019, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s selected remedy for the site. Allocation of responsibility among the PRPs for the selected remedy has not been established. As of March 31, 2019 and December 31, 2018, the recorded liability for MIMC’s estimated potential share of the EPA’s selected remedy and related costs was $55 million. MIMC’s ultimate liability could be materially different from current estimates.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. We are currently in the examination phase of IRS audits for the 2017 through 2019 tax years and expect these audits to be completed within the next 24 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2013.  Additionally, we are under audit by the Canada Revenue Agency for the 2014 tax year. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues	Revenues	Operations
2019
Solid Waste:
Tier 1	$1,486	$(271)	$1,215	$394
Tier 2	643	(121)	522	136
Tier 3	1,736	(334)	1,402	313
Solid Waste	3,865	(726)	3,139	843
Other (a)	588	(31)	557	(28)
	4,453	(757)	3,696	815
Corporate and Other	—	—	—	(194)
Total	$4,453	$(757)	$3,696	$621

2018
Solid Waste:
Tier 1	$1,373	$(241)	$1,132	$365
Tier 2	613	(111)	502	122
Tier 3	1,633	(309)	1,324	291
Solid Waste	3,619	(661)	2,958	778
Other (a)	607	(54)	553	(23)
	4,226	(715)	3,511	755
Corporate and Other	—	—	—	(147)
Total	$4,226	$(715)	$3,511	$608

(a)“Other” includes (i) our Strategic Business Solutions (“WMSBS”) organization;  (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental Services (“EES”) and WM Renewable Energy organizations that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business for the three months ended March 31 are as follows (in millions):

	2019	2018
Commercial	$1,026	$955
Residential	640	614
Industrial	680	637
Other	109	101
Total collection	2,455	2,307
Landfill	864	805
Transfer	412	375
Recycling	291	312
Other (a)	431	427
Intercompany (b)	(757)	(715)
Total	$3,696	$3,511

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

9.    Acquisitions

Petro Waste — On March 8, 2019, Waste Management Energy Services Holdings, LLC, an indirect wholly-owned subsidiary of WM, acquired Petro Waste. The acquired business provides comprehensive oilfield environmental services and solid waste disposal facilities in the Permian Basin and The Eagle Ford Shale. The acquisition is intended to expand our offerings and enhance the quality of solid waste disposal services for oil and gas exploration and production operations in Texas.  Our purchase price is expected to be primarily allocated to seven landfills, which are included in our property and equipment. The allocation of purchase price for Petro Waste is preliminary and is subject to standard post-closing adjustments. The acquisition was funded with borrowings under our commercial paper program. For the three months ended March 31, 2019, the impact of the acquisition was not material to our consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Asset Impairments

During the three months ended March 31, 2019, we recognized in Other, net a  $52 million impairment charge related to our minority-owned investment in a waste conversion technology business. We wrote down our investment to its estimated fair value as the result of recent third-party investor’s transactions in these securities. The fair value of our investment was not readily determinable; thus, we determined the fair value utilizing a combination of quoted price inputs for the equity in our investment (Level 2) and certain management assumptions pertaining to investment value (Level 3).

11.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2018	$(32)	$23	$(76)	$(2)	$(87)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $1, $0 and $0, respectively	—	5	28	—	33
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $1, $0, $0 and $0, respectively	2	—	—	(1)	1
Net current period other comprehensive income (loss)	2	5	28	(1)	34
Balance, March 31, 2019	$(30)	$28	$(48)	$(3)	$(53)

We had no active derivatives outstanding during the reported period. Amounts reclassified out of accumulated other comprehensive income (loss) associated with our previously terminated cash flow hedges were not material for the periods presented.

12.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. During the three months ended March 31, 2019, we repurchased 0.7 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $64 million, inclusive of per-share commissions, for a weighted average price per share of $94.35. These repurchases were made under our prior $1.25 billion Board of Directors authorization announced in December 2017. In January 2019, we paid $4 million related to our share repurchases in December 2018.

We announced in December 2018 that the Board of Directors authorized up to $1.5 billion in future share repurchases,  which superseded and replaced remaining authority under any prior Board of Directors authorization for share repurchases after the completion of our open market repurchases noted above. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant. As a result of the pending acquisition discussed in Note 16, we expect to scale back our share repurchases in 2019 to a level sufficient to offset dilution from stock-based compensation plans.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	March 31,	December 31,
	2019	2018
Fair Value Measurements Using:
Quoted prices in active markets (Level 1):
Money market funds	$163	$70
	163	70

Significant other observable inputs (Level 2):
Available-for-sale securities	258	288
	258	288

Significant unobservable inputs (Level 3):
Redeemable preferred stock (a)	46	66
	46	66

Total Assets	$467	$424

(a)

When available, Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions. In the first quarter of 2019, we redeemed our preferred stock received in conjunction with the 2014 sale of our Puerto Rico operations for $17 million. At the time of redemption, the value of redeemable preferred stock was $20 million, resulting in a $3 million loss on investment.

Fair Value of Debt

As of March 31, 2019 and December 31, 2018, the carrying value of our debt was $10.4 billion and $10.0 billion, respectively. The estimated fair value of our debt was approximately  $10.7 billion and $10.1 billion as of March 31, 2019 and December 31, 2018, respectively.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2019 and December 31, 2018. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties and Refined Coal Facility Investments

We do not consolidate our investments in entities established to manage low-income housing properties and a refined coal facility because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $184 million and $189 million as of March 31, 2019 and December 31, 2018, respectively. The debt balance related to our investments in low-income housing properties was $149 million and $151 million as of March 31, 2019 and December 31, 2018, respectively. Additional information related to these investments is discussed in Note 5.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as we either do not have the (i) power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $95 million and $92 million as of March 31, 2019 and December 31, 2018, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of our accumulated other comprehensive income (loss). These trusts had a fair value of $105 million and $103 million as of March 31, 2019 and December 31, 2018, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2019

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$57	$—	$57
Other current assets	167	6	2,395	(137)	2,431
	167	6	2,452	(137)	2,488
Property and equipment, net	—	—	12,390	—	12,390
Investments in affiliates	25,116	25,576	—	(50,692)	—
Advances to affiliates	—	—	17,391	(17,391)	—
Other assets	6	11	8,478	—	8,495
Total assets	$25,289	$25,593	$40,711	$(68,220)	$23,373

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$903	$—	$140	$—	$1,043
Accounts payable and other current liabilities	68	6	2,632	(137)	2,569
	971	6	2,772	(137)	3,612
Long-term debt, less current portion	7,098	304	1,921	—	9,323
Due to affiliates	17,511	169	6,709	(24,389)	—
Other liabilities	3	—	4,018	—	4,021
Total liabilities	25,583	479	15,420	(24,526)	16,956
Equity:
Stockholders’ equity	6,415	25,114	25,578	(50,692)	6,415
Advances to affiliates	(6,709)	—	(289)	6,998	—
Noncontrolling interests	—	—	2	—	2
	(294)	25,114	25,291	(43,694)	6,417
Total liabilities and equity	$25,289	$25,593	$40,711	$(68,220)	$23,373

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2019

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,742	$(46)	$3,696
Costs and expenses	46	—	3,075	(46)	3,075
Income from operations	(46)	—	667	—	621
Other income (expense):
Interest expense, net	(80)	(5)	(11)	—	(96)
Equity in earnings of subsidiaries, net of tax	440	447	—	(887)	—
Other, net	—	(3)	(60)	—	(63)
	360	439	(71)	(887)	(159)
Income before income taxes	314	439	596	(887)	462
Income tax expense (benefit)	(33)	(1)	149	—	115
Consolidated net income	347	440	447	(887)	347
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Waste Management, Inc.	$347	$440	$447	$(887)	$347

Three Months Ended March 31, 2018

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,555	$(44)	$3,511
Costs and expenses	44	—	2,903	(44)	2,903
Income from operations	(44)	—	652	—	608
Other income (expense):
Interest expense, net	(76)	(5)	(10)	—	(91)
Equity in earnings of subsidiaries, net of tax	485	489	—	(974)	—
Other, net	—	—	(6)	—	(6)
	409	484	(16)	(974)	(97)
Income before income taxes	365	484	636	(974)	511
Income tax expense (benefit)	(31)	(1)	148	—	116
Consolidated net income	396	485	488	(974)	395
Less: Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to Waste Management, Inc.	$396	$485	$489	$(974)	$396

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31:
2019
Comprehensive income	$349	$440	$479	$(887)	$381
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Waste Management, Inc.	$349	$440	$479	$(887)	$381

2018
Comprehensive income	$398	$485	$455	$(974)	$364
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Waste Management, Inc.	$398	$485	$456	$(974)	$365

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2019

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$890	$—	$890
Investing activities	—	—	(800)	—	(800)
Financing activities	—	—	42	—	42
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—
Increase in cash, cash equivalents and restricted cash and cash equivalents	—	—	132	—	132
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	183	—	183
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$315	$—	$315

Three Months Ended March 31, 2018

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$809	$—	$809
Investing activities	—	—	(637)	—	(637)
Financing activities	—	—	(38)	—	(38)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	(1)	—	(1)
Intercompany activity	—	—	—	—	—
Increase in cash, cash equivalents and restricted cash and cash equivalents	—	—	133	—	133
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	293	—	293
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$426	$—	$426

(a)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries.

16.  Subsequent Event

On April 14, 2019, we entered into an Agreement and Plan of Merger to acquire all outstanding shares of Advanced Disposal Services, Inc. (“Advanced Disposal”) for $33.15 per share in cash, representing a total enterprise value of $4.9 billion when including approximately $1.9 billion of Advanced Disposal’s net debt. Advanced Disposal’s solid waste network includes 94 collection operations, 73 transfer stations, 41 landfills and 22 owned or operated recycling facilities. The transaction is expected to close by the first quarter of 2020, subject to the satisfaction of customary closing conditions, including regulatory approvals.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

•

a key element of our strategy is yield management through focus on pricing, which has presented challenges to keep existing business and win new business at reasonable returns; the loss of volumes as a result of price increases and our unwillingness to pursue lower margin volumes may negatively affect our cash flows or results of operations;

•

we may be unable to identify desirable acquisition targets, negotiate advantageous transactions or realize the benefits expected from such transactions, including our planned acquisition of Advanced Disposal, which could adversely impact our growth strategy, earnings and cash flow;

•

integration of acquisitions, including our planned acquisition of Advanced Disposal, and/or new service offerings could increase our exposure to environmental liabilities for past operations and the risk of inadvertent noncompliance with laws and regulations;

•

legal, regulatory and other matters may affect the timing of our ability to complete our planned acquisition of Advanced Disposal, if at all, which may negatively affect the trading prices of our stock and our future business and financial results;

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

•

a significant portion of the recycled fiber we market has been shipped to export markets across the globe, particularly China; changes in international or domestic regulations and restrictions or tariffs on American or foreign imports and exports, including actions taken by the Chinese government, could continue to increase operating expense, result in excess supply and drive down prices;

•	changes in oil and gas prices and drilling activity, and changes in applicable regulations, could adversely affect our EES organization;
•	changes to the regulatory framework related to renewable fuel standards could affect our financial performance as a renewable fuel producer;
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

•

we must commit substantial resources to prevent, detect, and address the risk of cybersecurity incidents. Our preventative measures and incident response efforts may not be effective in all cases, and a cybersecurity incident could result in business disruption, direct financial loss, negative publicity, brand damage, violation of privacy laws, loss of customers, potential litigation and liability and competitive disadvantage;

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

Despite some industry consolidation in recent years, we encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, service quality, customer experience and breadth of service offerings. We also encounter competition for acquisitions and growth opportunities. Our industry is directly affected by changes in general economic factors, as increases and decreases in consumer spending, business expansions and construction starts generally correlate to volumes of waste generated and our revenues. Negative economic conditions, in addition to competitor actions, can make it more challenging to negotiate, renew or expand service contracts with acceptable margins and customers may reduce their service needs. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for recyclable materials we sell. Our operating expenses are directly impacted by volume levels; as volume levels shift, due to economic and other factors, we must manage our network capacity and cost structure accordingly.

The generally favorable macro-economic environment, including steady spending by consumers and businesses and construction starts, has benefited our volume growth and gross margins in recent quarters. We are not expecting any significant shift in the near term, but there is increased market volatility and uncertainty about longer-term macro-economic indicators. Continued disruptions in the global movement of recycling commodities resulted in significantly lower average market prices in 2018 which have continued to decline in 2019. Export demand has remained stagnant driven primarily by the tariff on recovered fiber into China and its continued limit on imports, as well as slower-growing economies in Europe, China and Mexico. The recycling industry is continuing to adapt to the heightened quality standards and regulations. Despite these events, our focus on developing a sustainable business model that meets customers’ environmental needs by passing through the increasing cost of processing and the cost of higher contamination rates led to improved operating results in the first quarter of 2019. We continue to focus on developing alternative markets and educating customers to reduce contamination in the recycling stream.

Current Quarter Financial Results

During the first quarter of 2019, we continued to produce strong operating results from our collection and disposal business, driven by our continued focus on delivering an outstanding customer experience and continuous improvement. The Company continued its commitment to supporting both organic and inorganic growth during the first quarter of 2019, allocating $471 million of available cash to capital expenditures and $394 million to the acquisition of solid waste businesses. We also allocated $291 million to our shareholders during the first quarter of 2019 through dividends and common stock repurchases.

Key elements of our financial results for the current quarter include:

•

Revenues of $3,696 million, compared with $3,511 million in the prior year period, an increase of $185 million, or 5.3%. The increase is primarily attributable to (i) higher volumes from favorable market conditions and strong landfill volume growth and (ii) increased yield in our collection and disposal business, partially offset by lower market prices for recycling commodities;

•

Operating expenses of $2,298 million, compared with $2,184 million in the prior year period, remained flat as a percentage of revenue at 62.2% in both periods. The $114 million increase is primarily attributable to higher volumes and cost inflation in the current year period and increased fuel costs primarily associated with federal natural gas fuel credits received in 2018 that did not extend into 2019, partially offset by decreased cost of goods sold primarily due to lower market prices for recycling commodities;

•

Selling, general and administrative expenses of $409 million, or 11.1% of revenues, compared with $373 million, or 10.6%  of revenues, in the prior year period. This increase of $36 million is primarily attributable to higher incentive compensation accruals, additional litigation reserves and higher consulting fees primarily associated with investments in technology;

•

Income from operations of $621 million, or 16.8% of revenues, compared with $608 million, or 17.3% of revenues, in the prior year period.  The current year period is favorably impacted by strong operating results primarily in our collection and disposal business.  These results were partially offset by an increase in fuel costs primarily associated with federal natural gas fuel credits received in 2018 that did not extend into 2019 and higher selling, general and administrative expenses;

•

Net income attributable to Waste Management, Inc. of $347 million, or $0.81 per diluted share, compared with $396 million, or $0.91 per diluted share, in the prior year period. The current year period was impacted by a $52 million impairment charge related to our minority-owned investment in a waste conversion technology business which was not deductible for tax purposes;

•	Net cash provided by operating activities was $890 million compared with $809 million in the prior year period; and
•

Free cash flow was $431 million compared with $423 million in the prior year period. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

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

	2019	2018
Solid Waste	$3,865	$3,619
Other	588	607
Intercompany	(757)	(715)
Total	$3,696	$3,511

The mix of operating revenues from our major lines of business for the three months ended March 31 is reflected in the table below (in millions):

	2019	2018
Commercial	$1,026	$955
Residential	640	614
Industrial	680	637
Other	109	101
Total collection	2,455	2,307
Landfill	864	805
Transfer	412	375
Recycling	291	312
Other (a)	431	427
Intercompany (b)	(757)	(715)
Total	$3,696	$3,511

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

(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2019 vs. 2018
		As a % of		As a % of
		Related		Total
	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$82	2.7%
Recycling commodities	(25)	(8.4)
Fuel surcharges and mandated fees	5	3.7
Total average yield (c)			$62	1.8%
Volume			117	3.4
Internal revenue growth			179	5.2
Acquisitions			57	1.6
Divestitures			(42)	(1.2)
Foreign currency translation			(9)	(0.3)
Total			$185	5.3%

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the
	Three Months Ended
	March 31, 2019 vs. 2018
		As a % of
		Related
	Amount	Business
Commercial	$20	2.3%
Industrial	25	4.2
Residential	23	3.8
Total collection	68	3.2
Landfill	9	1.8
Transfer	5	2.7
Total collection and disposal	$82	2.7%

Our strategic pricing efforts focus on ensuring we overcome inflationary cost pressures and grow margins. This strategy has been most successful in our collection line of business. We are also experiencing solid growth in our transfer business and our landfill business, with our municipal solid waste business experiencing 3.4% average yield growth.

Recycling Commodities — Decreases in the market prices for recycling commodities resulted in revenue decline of $25 million for the three months ended March 31, 2019, as compared with the prior year period. Our revenue decline has been offset to a certain extent by assessing fees to cover the higher costs of handling contaminated recycling materials. Recent oversupply of recycling commodities has driven down market prices. Average market prices for recycling commodities at the Company’s facilities were 28% lower for the three months ended March 31, 2019, as compared with the prior year period. We expect slower global demand to remain through 2019, which will continue to put downward pressure on average market prices for recycling commodities.

Fuel Surcharges and Mandated Fees — These revenues, which are predominantly generated by our fuel surcharge program, increased as compared with the prior year period.  These revenues fluctuate in response to changes in the national average prices for diesel fuel on which our surcharge is based. The mandated fees included in this line item are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These fees did not have a significant impact on the comparability of the periods.

Volume

Our revenues from volumes increased $117 million, or 3.4%, for the three months ended March 31, 2019, as compared with the prior year period, excluding volumes from acquisitions and divestitures.

We experienced higher volumes due to our focus on customer service and disciplined growth, combined with favorable market conditions in our collection and disposal business. We have experienced significant volume growth with existing customers, particularly in our commercial collection business. The volume growth is the result of proactive efforts taken to work with our customers as their needs expand to identify service upgrade opportunities. We also experienced strong landfill volume growth primarily due to event-driven projects in our special waste business coupled with growth in our municipal solid waste business. Additionally, a  large contract executed in the second half of 2017 continues to favorably contribute to increased volume additions at our transfer stations in 2019. Furthermore, we experienced favorable volume growth from our WMSBS organization and our recycling brokerage services for the three months ended March 31, 2019, as compared with the prior year period.

Operating Expenses

The following table summarizes the major components of our operating expenses for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2019	2018	Change
Labor and related benefits	$667	$653	$14	2.1%
Transfer and disposal costs	263	257	6	2.3
Maintenance and repairs	323	302	21	7.0
Subcontractor costs	348	314	34	10.8
Cost of goods sold	170	191	(21)	(11.0)
Fuel	101	76	25	32.9
Disposal and franchise fees and taxes	143	134	9	6.7
Landfill operating costs	91	80	11	13.8
Risk management	64	52	12	23.1
Other	128	125	3	2.4
	$2,298	$2,184	$114	5.2%
Percentage of revenues	62.2%	62.2%

The increase in volumes in the current year period, as discussed above in Operating Revenues,  affect the comparability of operating expenses primarily in transfer and disposal, subcontractor, and disposal and franchise fees and taxes for the periods presented. In addition, cost inflation affects the comparability of operating expenses.

Other significant items affecting the comparability of operating expenses for the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs was driven by volume growth in our collection line of business as well as cost inflation noted above. These cost increases were offset,  in part, by lower bonus costs related to a plan established in early 2018 targeted at improving employee retention and one less workday during the current year period.

Maintenance and Repairs — The increase in maintenance and repairs costs was primarily driven by cost inflation noted above which primarily impacted labor, parts, third-party services, tires and building costs.

Cost of Goods Sold — The decrease in cost of goods sold was primarily driven by lower market prices for recycling commodities and lower costs associated with a divestiture in the second quarter of 2018.

Fuel — The increase in fuel costs was primarily driven by a $28 million benefit from federal natural gas fuel credits received in 2018 that did not extend into 2019.

Landfill Operating Costs — The increase in landfill operating costs is primarily driven by higher leachate management costs driven primarily by inclement weather.

Risk Management — The increase in risk management costs is primarily the result of higher claims.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2019	2018	Change
Labor and related benefits	$265	$252	$13	5.2%
Professional fees	35	24	11	45.8
Provision for bad debts	9	11	(2)	(18.2)
Other	100	86	14	16.3
	$409	$373	$36	9.7%
Percentage of revenues	11.1%	10.6%

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The increase was primarily due to higher incentive compensation accruals in the current year period.

Professional Fees — The increase was primarily due to higher consulting fees, largely due to the investments we are making in operating, customer facing and back-office technologies, in addition to acquisition-related costs.

Other — The increase was principally driven by additional litigation reserves.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2019	2018	Change
Depreciation of tangible property and equipment	$213	$204	$9	4.4%
Amortization of landfill airspace	127	120	7	5.8
Amortization of intangible assets	26	23	3	13.0
	$366	$347	$19	5.5%
Percentage of revenues	9.9%	9.9%

The increase in depreciation of tangible property and equipment during the three months ended March 31, 2019, compared to the prior year period, was primarily due to increased capital expenditures to support organic growth in our business. The increase in amortization of landfill airspace during the three months ended March 31, 2019, compared to the prior year period, was primarily due to increased volumes.

Income from Operations

The following table summarizes income from operations for our reportable segments for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2019	2018	Change
Solid Waste:
Tier 1	$394	$365	$29	7.9%
Tier 2	136	122	14	11.5
Tier 3	313	291	22	7.6
Solid Waste	843	778	65	8.4
Other	(28)	(23)	(5)	21.7
Corporate and Other	(194)	(147)	(47)	32.0
Total	$621	$608	$13	2.1%
Percentage of revenues	16.8%	17.3%

The significant items affecting income from operations for our segments during the three months ended March 31, 2019, as compared with the prior year period, are summarized below:

•

Solid Waste —  Our collection and disposal business benefited from internal revenue growth. This increase to income from operations was offset, in part, by (i) federal natural gas fuel credits received in 2018 that did not extend into 2019 and (ii) higher operating costs, driven by cost inflation, and leachate management costs primarily in Tier 3.

•

Corporate and Other — Increased expenses as a result of (i) higher incentive compensation accruals; (ii) additional litigation reserves and (iii) higher consulting fees, largely due to the investments we are making in operating, customer facing and back-office technologies.

Other, Net

During the three months ended March 31, 2019, we recognized a $52 million impairment charge related to our minority-owned investment in a waste conversion technology business. We wrote down our investment to its estimated fair value as the result of recent third-party investor’s transactions in these securities. The fair value of our investment was not readily determinable; thus, we determined the fair value utilizing a combination of quoted price inputs for the equity in our investment (Level 2) and certain management assumptions pertaining to investment value (Level 3).

Income Tax Expense

Our income tax expense and effective income tax rates were $115 million, or 24.8%, and $116 million, or 22.7%, for the three months ended March 31, 2019 and 2018, respectively. The current year period was impacted by a $52 million impairment charge which was not deductible for tax purposes. See Other, Net above for additional information.

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

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$57	$61
Restricted trust and escrow accounts:
Insurance reserves	$322	$252
Final capping, closure, post-closure and environmental remediation funds	105	103
Other	36	11
Total restricted trust and escrow accounts (a)	$463	$366
Debt:
Current portion	$1,043	$432
Long-term portion	9,323	9,594
Total debt	$10,366	$10,026

(a)	Includes $97 million and $70 million as of March 31, 2019 and December 31, 2018, respectively, in other current assets in our Condensed Consolidated Balance Sheets.

As of March 31, 2019, we had $2.2 billion of debt maturing within the next 12 months, including (i) $1.4 billion of short-term borrowings under our commercial paper program; (ii) $680 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities and (iii) $139 million of other debt with scheduled maturities within the next 12 months, including $72 million of tax-exempt bonds.  Of the $1.4 billion of short-term borrowings outstanding under our commercial paper program as of March 31, 2019 that are supported by our long-term U.S. and Canadian revolving credit facility (“$2.75 billion revolving credit facility”), we have the intent and ability to refinance or maintain approximately $450 million of these borrowings on a long-term basis, and we have classified these amounts as long-term debt. As of March 31, 2019, we have classified an additional $680 million of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.75 billion revolving credit facility, as discussed below. The remaining $1.0 billion is classified as current obligations.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three months ended March 31 (in millions):

	2019	2018
Net cash provided by operating activities	$890	$809
Net cash used in investing activities	$(800)	$(637)
Net cash provided by (used in) financing activities	$42	$(38)

Net Cash Provided by Operating Activities —  Our operating cash flows increased by $81 million for the three months ended March 31, 2019, as compared with the prior year period, as a result of (i) higher earnings primarily associated with our collection and disposal business in the current year period and (ii) net favorable changes in our operating assets and liabilities, net of effects of acquisitions and divestitures.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three months ended March 31, 2019 and 2018 are summarized below:

•

Acquisitions — We spent $394 million and $246 million for acquisitions during the three months ended March 31, 2019 and 2018, respectively, related to our Solid Waste business. Our acquisitions in 2019 are primarily related to Petro Waste Environmental LP, which is discussed further in Note 9 to the Condensed Consolidated Financial Statements.

•

Capital Expenditures — We used $471 million and $400 million for capital expenditures during the three months ended March 31, 2019 and 2018, respectively. The Company continues to maintain a disciplined focus on capital management and fluctuations in our capital expenditures are a result of new business opportunities, growth in our existing business, the timing of replacement of aging assets and investment in assets that support our strategy of continuous improvement through efficiency and innovation.

•

Other, Net — Cash flows from investing activities provided $53 million during the three months ended March 31, 2019 primarily related to (i) changes in our investments portfolio associated with our wholly-owned insurance captive from available-for-sale securities to restricted cash and cash equivalents and (ii) the redemption of our preferred stock received in conjunction with the 2014 sale of our Puerto Rico operations as discussed in Note 13 to the Condensed Consolidated Financial Statements.

Net Cash Provided by (Used in) Financing Activities — The most significant items affecting the comparison of our financing cash flows for the three months ended March 31, 2019 and 2018 are summarized below:

•

Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt (excluding our commercial paper program discussed below) for the three months ended March 31 (in millions):

	2019	2018
Borrowings:
Revolving credit facility (a)	$—	$28
Canadian term loan and revolving credit facility	—	8
Other debt	—	25
	$—	$61
Repayments:
Revolving credit facility (a)	$(11)	$—
Canadian term loan and revolving credit facility	—	(19)
Tax-exempt bonds	(34)	(20)
Other debt	(11)	(41)
	$(56)	$(80)
Net cash repayments	$(56)	$(19)

(a)	Our revolving credit facility was amended and restated in June 2018.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

•

Commercial Paper Program — During the three months ended March 31, 2019 and 2018, we had net cash borrowings of $357 million and $471 million (net of the related discount on issuance), respectively, under our commercial paper program. Borrowings were primarily to support acquisitions and for general corporate purposes.

•

Common Stock Repurchase Program — During the three months ended March 31, 2019, we repurchased $64 million of common stock and paid $4 million related to our December 2018 share repurchases. During the three months ended March 31, 2018, we repurchased $258 million of common stock, of which $8 million was paid in April 2018. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

As a result of the pending acquisition discussed in Subsequent Event below, we expect to scale back our share repurchases in 2019 to a level sufficient to offset dilution from stock-based compensation plans.

•	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors.

We paid cash dividends of $223 million and $206 million during the three months ended March 31, 2019 and 2018, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.465 in 2018 to $0.5125 in 2019 offset, in part, by a reduction in our common stock outstanding during 2018 as a result of our common stock repurchase program.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three months ended March 31 is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2019	2018
Net cash provided by operating activities	$890	$809
Capital expenditures	(471)	(400)
Proceeds from divestitures of businesses and other assets (net of cash divested)	12	14
Free cash flow	$431	$423

Subsequent Event

On April 14, 2019, we entered into an Agreement and Plan of Merger to acquire all outstanding shares of Advanced Disposal Services, Inc. (“Advanced Disposal”) for $33.15 per share in cash, representing a total enterprise value of $4.9 billion when including approximately $1.9 billion of Advanced Disposal’s net debt. Advanced Disposal’s solid waste network includes 94 collection operations, 73 transfer stations, 41 landfills and 22 owned or operated recycling facilities. The transaction is expected to close by the first quarter of 2020, subject to the satisfaction of customary closing conditions, including regulatory approvals.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2018. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 14 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2019, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of March 31, 2019 does not differ materially from that discussed under Item 7A in our Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2019 (the end of the period covered by this Quarterly Report on Form 10‑Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2019. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31,2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 7 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2018 in response to Item 1A to Part I of Form 10‑K.

Our planned acquisition of Advanced Disposal may not occur at all, may not occur in the expected time frame or may involve the divestiture of certain businesses and assets, which may negatively affect the trading price of our common stock and our future business and financial results.

On April 14, 2019, we entered into an Agreement and Plan of Merger pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, we agreed to acquire Advanced Disposal. If the acquisition is completed, Advanced Disposal will become an indirect wholly-owned subsidiary of WM. The consummation of the acquisition is not assured and is subject to certain conditions, including the affirmative vote of the holders of a majority of the outstanding shares of Advanced Disposal common stock; the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder and the absence of any law or order restraining, enjoining or otherwise prohibiting the acquisition, as well as other customary closing conditions.

The planned acquisition of Advanced Disposal is subject to a number of risks and uncertainties, including general economic and capital markets conditions; the effects that the announcement or pendency of the merger may have on us, Advanced Disposal and our respective businesses; inability to obtain required regulatory or government approvals or to obtain such approvals on satisfactory conditions; inability of Advanced Disposal to obtain stockholder approval or satisfy other closing conditions; our inability to obtain financing on acceptable terms; the occurrence of any event, change or other circumstance that could give rise to the termination of the Agreement and Plan of Merger, several of which could require us to pay a termination fee of $150 million to Advanced Disposal; legal proceedings that may be instituted related to the proposed acquisition and the legal expenses and diversion of management’s attention that may be associated therewith; and unexpected costs, charges or expenses. If the planned acquisition of Advanced Disposal is not completed, if there are significant delays in completing the planned acquisition or if the planned acquisition involves an unexpected amount of required divestitures, it could negatively affect the trading price of our common stock and our future business and financial results.

We may not realize the strategic benefits and cost synergies that are anticipated from the planned acquisition of Advanced Disposal.

The benefits that are expected to result from the planned acquisition of Advanced Disposal will depend, in part, on our ability to realize anticipated cost synergies. Our success in realizing these benefits and cost synergies, and the timing of this realization, depends on the successful integration of Advanced Disposal. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition of this size. The process of integrating operations could cause business interruption and distraction. Some members of our management may be required to devote considerable time to this integration process, which will decrease the time they will have to manage our Company, service existing customers, attract new customers and develop new products or strategies. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business, financial condition and results of operations could suffer.

The acquisition of Advanced Disposal may not result in realization of the benefits and cost synergies that we currently expect, and we cannot guarantee that these benefits and cost synergies will be achieved within anticipated time frames or at all. Additionally, we may incur substantial expenses in connection with the integration of Advanced Disposal, which may exceed expectations and offset certain benefits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the first quarter of 2019 (shares in millions):

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
January 1 — 31	0.5	$92.91	0.5	$1.5 billion
February 1 — 28	0.2	$97.24	0.2	$1.5 billion
March 1 — 31	—	$—	—	$1.5 billion
Total	0.7	$94.35	0.7

Our common stock was repurchased in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $64 million, inclusive of per-share commissions,  under our prior $1.25 billion Board of Directors authorization announced in December 2017.

We announced in December 2018 that the Board of Directors authorized up to $1.5 billion in future share repurchases, which superseded and replaced remaining authority under any prior Board of Directors authorization for share repurchases after the completion of our open market repurchases noted above.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description
2.1

Agreement and Plan of Merger dated April 14, 2019 by and among WM, Everglades Merger Sub Inc., and Advanced Disposal Services, Inc. [incorporated by reference to Exhibit 2.1 to Form 8-K filed April 15, 2019] (pursuant to Item 601(b)(2) of Regulation S-K, exhibits and schedules to the Agreement and Plan of Merger have been omitted and will be supplementally provided to the SEC upon request).

2.2	Voting Agreement dated April 14, 2019 by and between WM and Canada Pension Plan Investment Board [incorporated by reference to Exhibit 2.2 to Form 8-K filed April 15, 2019].

10.1	Form of 2019 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K filed February 25, 2019].

31.1*	Certification Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Senior Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Senior Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 25, 2019