Form 10-Q
period 2019-06-30
WASTE MANAGEMENT INC
filed 2019-07-25
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

(713) 512-6200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	WM	New York Stock Exchange

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 22, 2019 was 424,232,181 (excluding treasury shares of 206,050,280).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,250	$61
Accounts receivable, net of allowance for doubtful accounts of $28 and $29, respectively	2,017	1,931
Other receivables	243	344
Parts and supplies	104	102
Other assets	222	207
Total current assets	4,836	2,645
Property and equipment, net of accumulated depreciation and amortization of $18,619 and $18,264, respectively	12,665	11,942
Goodwill	6,512	6,430
Other intangible assets, net	547	572
Restricted trust and escrow accounts	354	296
Investments in unconsolidated entities	333	406
Other assets	739	359
Total assets	$25,986	$22,650
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$908	$1,037
Accrued liabilities	1,296	1,117
Deferred revenues	526	522
Current portion of long-term debt	116	432
Total current liabilities	2,846	3,108
Long-term debt, less current portion	12,623	9,594
Deferred income taxes	1,289	1,291
Landfill and environmental remediation liabilities	1,900	1,828
Other liabilities	861	553
Total liabilities	19,519	16,374
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	4,962	4,993
Retained earnings	10,088	9,797
Accumulated other comprehensive income (loss)	(22)	(87)
Treasury stock at cost, 206,481,746 and 206,299,352 shares, respectively	(8,568)	(8,434)
Total Waste Management, Inc. stockholders’ equity	6,466	6,275
Noncontrolling interests	1	1
Total equity	6,467	6,276
Total liabilities and equity	$25,986	$22,650

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating revenues	$3,946	$3,739	$7,642	$7,250
Costs and expenses:
Operating	2,443	2,313	4,741	4,497
Selling, general and administrative	391	365	800	738
Depreciation and amortization	409	384	775	731
Restructuring	—	1	2	3
(Gain) loss from divestitures, asset impairments and unusual items, net	7	(39)	7	(42)
	3,250	3,024	6,325	5,927
Income from operations	696	715	1,317	1,323
Other income (expense):
Interest expense, net	(100)	(93)	(196)	(184)
Loss on early extinguishment of debt	(84)	—	(84)	—
Equity in net losses of unconsolidated entities	(16)	(13)	(25)	(20)
Other, net	1	—	(53)	1
	(199)	(106)	(358)	(203)
Income before income taxes	497	609	959	1,120
Income tax expense	115	110	230	226
Consolidated net income	382	499	729	894
Less: Net income (loss) attributable to noncontrolling interests	1	—	1	(1)
Net income attributable to Waste Management, Inc.	$381	$499	$728	$895
Basic earnings per common share	$0.90	$1.16	$1.71	$2.07
Diluted earnings per common share	$0.89	$1.15	$1.70	$2.06

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Consolidated net income	$382	$499	$729	$894
Other comprehensive income (loss), net of tax:
Derivative instruments, net	2	2	4	4
Available-for-sale securities, net	4	—	9	(1)
Foreign currency translation adjustments	25	(23)	53	(55)
Post-retirement benefit obligations, net	—	—	(1)	—
Other comprehensive income (loss), net of tax	31	(21)	65	(52)
Comprehensive income	413	478	794	842
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—	1	(1)
Comprehensive income attributable to Waste Management, Inc.	$412	$478	$793	$843

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$729	$894
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	775	731
Deferred income tax expense (benefit)	(12)	(21)
Interest accretion on landfill liabilities	47	47
Provision for bad debts	19	22
Equity-based compensation expense	43	41
Net gain on disposal of assets	(5)	(10)
(Gain) loss from divestitures, asset impairments and other, net	78	(42)
Equity in net losses of unconsolidated entities, net of dividends	25	20
Loss on early extinguishment of debt	84	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	19	202
Other current assets	(5)	(9)
Other assets	4	(2)
Accounts payable and accrued liabilities	127	31
Deferred revenues and other liabilities	(28)	(120)
Net cash provided by operating activities	1,900	1,784
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(440)	(263)
Capital expenditures	(1,049)	(836)
Proceeds from divestitures of businesses and other assets (net of cash divested)	20	96
Other, net	(96)	(7)
Net cash used in investing activities	(1,565)	(1,010)
Cash flows from financing activities:
New borrowings	3,971	83
Debt repayments	(385)	(196)
Premiums paid on early extinguishment of debt	(84)	—
Net commercial paper borrowings (repayments)	(1,001)	443
Common stock repurchase program	(248)	(550)
Cash dividends	(440)	(406)
Exercise of common stock options	45	33
Tax payments associated with equity-based compensation transactions	(30)	(28)
Other, net	(6)	(26)
Net cash provided by (used in) financing activities	1,822	(647)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	2	(1)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	2,159	126
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	183	293
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$2,342	$419

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$2,250	$47
Restricted cash and cash equivalents included in other current assets	18	70
Restricted cash and cash equivalents included in restricted trust and escrow accounts	74	302
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$2,342	$419

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Three Months Ended June 30:
2019
Balance, March 31, 2019	$6,417	630,282	$6	$4,978	$9,924	$(53)	(205,556)	$(8,440)	$2
Consolidated net income	382	—	—	—	381	—	—	—	1
Other comprehensive income (loss), net of tax	31	—	—	—	—	31	—	—	—
Cash dividends declared of $0.5125 per common share	(217)	—	—	—	(217)	—	—	—	—
Equity-based compensation transactions, net	36	—	—	20	—	—	387	16	—
Common stock repurchase program	(180)	—	—	(36)	—	—	(1,314)	(144)	—
Other, net	(2)	—	—	—	—	—	1	—	(2)
Balance, June 30, 2019	$6,467	630,282	$6	$4,962	$10,088	$(22)	(206,482)	$(8,568)	$1

2018
Balance, March 31, 2018	$6,065	630,282	$6	$4,916	$8,867	$(28)	(198,511)	$(7,717)	$21
Consolidated net income	499	—	—	—	499	—	—	—	—
Other comprehensive income (loss), net of tax	(21)	—	—	—	—	(21)	—	—	—
Cash dividends declared of $0.465 per common share	(200)	—	—	—	(200)	—	—	—	—
Equity-based compensation transactions, net	24	—	—	19	—	—	141	5	—
Common stock repurchase program	(292)	—	—	—	—	—	(3,537)	(292)	—
Divestiture of noncontrolling interest	(19)	—	—	—	—	—	—	—	(19)
Other, net	—	—	—	—	—	—	1	—	—
Balance, June 30, 2018	$6,056	630,282	$6	$4,935	$9,166	$(49)	(201,906)	$(8,004)	$2

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Six Months Ended June 30:
2019
Balance, December 31, 2018	$6,276	630,282	$6	$4,993	$9,797	$(87)	(206,299)	$(8,434)	$1
Consolidated net income	729	—	—	—	728	—	—	—	1
Other comprehensive income (loss), net of tax	65	—	—	—	—	65	—	—	—
Cash dividends declared of $1.025 per common share	(440)	—	—	—	(440)	—	—	—	—
Equity-based compensation transactions, net	82	—	—	5	3	—	1,808	74	—
Common stock repurchase program	(244)	—	—	(36)	—	—	(1,993)	(208)	—
Other, net	(1)	—	—	—	—	—	2	—	(1)
Balance, June 30, 2019	$6,467	630,282	$6	$4,962	$10,088	$(22)	(206,482)	$(8,568)	$1

2018
Balance, December 31, 2017	$6,042	630,282	$6	$4,933	$8,588	$8	(196,964)	$(7,516)	$23
Adoption of new accounting standards	80	—	—	—	85	(5)	—	—	—
Consolidated net income	894	—	—	—	895	—	—	—	(1)
Other comprehensive income (loss), net of tax	(52)	—	—	—	—	(52)	—	—	—
Cash dividends declared of $0.93 per common share	(406)	—	—	—	(406)	—	—	—	—
Equity-based compensation transactions, net	68	—	—	2	4	—	1,624	62	—
Common stock repurchase program	(550)	—	—	—	—	—	(6,568)	(550)	—
Divestiture of noncontrolling interest	(19)	—	—	—	—	—	—	—	(19)
Other, net	(1)	—	—	—	—	—	2	—	(1)
Balance, June 30, 2018	$6,056	630,282	$6	$4,935	$9,166	$(49)	(201,906)	$(8,004)	$2

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the United States (“U.S.”).

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our segments is included in Note 8.

The Condensed Consolidated Financial Statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Revenue Recognition

We generally recognize revenue as services are performed or products are delivered. For example, revenue typically is recognized as waste is collected, tons are received at our landfills or transfer stations, or recycling commodities are collected or delivered as product. We bill for certain services prior to performance. Such services include, among others, certain commercial and residential contracts and equipment rentals. These advance billings are included in deferred revenues and recognized as revenue in the period service is provided. Substantially all our deferred revenues during the reported periods are realized as revenues within one to three months when the related services are performed.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of June 30, 2019 and December 31, 2018, we had $149 million and $145 million, respectively, of deferred contract costs, of which $113 million and $109 million, respectively, was related to deferred sales incentives. During the three and six months ended June 30, 2019, we amortized $6 million and $11 million of sales incentives to selling, general and administrative expense, and $5 million and $11 million of other contract acquisition costs as a reduction in revenue, respectively. During the three and six months ended June 30, 2018, we amortized $5 million and $11 million of sales incentives to selling, general and administrative expense, and $9 million and $19 million of other contract acquisition costs as a reduction in revenue, respectively.

Adoption of New Accounting Standard

Leases — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 associated with lease accounting. There were further amendments, including practical expedients, with the issuance of ASU 2018-01 in January 2018, ASU 2018-11 in July 2018 and ASU 2018-20 in December 2018. On January 1, 2019, we adopted these ASUs using the optional transition method which allows entities to continue to apply historical accounting guidance in the comparative periods presented in the year of adoption. Accordingly, our financial statements for the reported periods after January 1, 2019 are presented under this amended guidance, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance.

We elected to apply the following package of practical expedients on a consistent basis permitting entities not to reassess: (i) whether any expired or existing contracts are or contain a lease; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. In addition, we applied (i) the practical expedient for land easements, which allows the Company to not apply the lease standard to certain existing land easements at transition and (ii) the practical expedient to include both the lease and non-lease components as a single component and account for it as a lease.

The impact of adopting the amended guidance primarily relates to the recognition of lease assets and lease liabilities on the balance sheet for all leases previously classified as operating leases. We recognized $385 million of right-of-use assets and $385 million of related lease liabilities as of January 1, 2019 for our contracts that are classified as operating leases. Leases with an initial term of 12 months, which are not expected to be renewed beyond one year, are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. Our accounting for financing leases, which were formerly referred to as capital leases, remained substantially unchanged. There were no other material impacts on our consolidated financial statements. See Note 4 for additional information and disclosures related to our adoption of this amended guidance.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2019			December 31, 2018
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$125	$26	$151	$143	$26	$169
Long-term	1,685	215	1,900	1,617	211	1,828
	$1,810	$241	$2,051	$1,760	$237	$1,997

The changes to landfill and environmental remediation liabilities for the six months ended June 30, 2019 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2018	$1,760	$237
Obligations incurred and capitalized	36	—
Obligations settled	(41)	(9)
Interest accretion	47	3
Revisions in estimates and interest rate assumptions (a)	3	10
Acquisitions, divestitures and other adjustments	5	—
June 30, 2019	$1,810	$241
(a)	The amount reported for our environmental remediation liabilities includes an increase of $8 million due to a decrease in the risk-free discount rate used to measure our liabilities from 2.75% at December 31, 2018 to 2.0% at June 30, 2019.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2019:

	June 30,	December 31,
	2019	2018
$2.75 billion revolving credit facility (weighted average interest rate of 3.1% as of December 31, 2018)	$—	$11
Commercial paper program (weighted average interest rate of 2.9% as of December 31, 2018)	—	990
Senior notes, maturing through 2049, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 3.9% as of June 30, 2019 and 4.3% as of December 31, 2018)	9,965	6,222
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 1.35% to 4.3% (weighted average interest rate of 2.4% as of June 30, 2019 and 2.35% as of December 31, 2018)	2,294	2,388
Financing leases and other, maturing through 2056, interest rates up to 9%	563	467
Debt issuance costs, discounts and other	(83)	(52)
	12,739	10,026
Current portion of long-term debt	116	432
	$12,623	$9,594

Debt Classification

As of June 30, 2019, we had $1.2 billion of debt maturing within the next 12 months, including (i) $600 million of 4.75% senior notes that mature in June 2020; (ii) $524 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iii) $116 million of other debt with scheduled maturities within the next 12 months, including $42 million of tax-exempt bonds. As of June 30, 2019, we have classified $1.1 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.75 billion long-term U.S. and Canadian revolving credit facility (“$2.75 billion revolving credit facility”), as discussed below. The remaining $116 million is classified as current obligations.

As of June 30, 2019, we also have $268 million of variable-rate tax-exempt bonds that are supported by letters of credit under our $2.75 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $2.75 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have also classified these borrowings as long-term in our Condensed Consolidated Balance Sheet as of June 30, 2019.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$2.75 Billion Revolving Credit Facility — Our $2.75 billion revolving credit facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit or commercial paper. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of June 30, 2019, we had no borrowings outstanding under this facility. We had $512 million of letters of credit issued and no outstanding borrowings under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $2.2 billion as

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of June 30, 2019. WM Holdings, a wholly-owned subsidiary of WM, guarantees all of the obligations under the $2.75 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $2.75 billion revolving credit facility. As of June 30, 2019, we had no outstanding borrowings under our commercial paper program.

Other Letter of Credit Facilities — As of June 30, 2019, we utilized $542 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through December 2020.

Debt Borrowings and Repayments

$2.75 Billion Revolving Credit Facility — During the six months ended June 30, 2019, we repaid C$15 million, or $11 million, of Canadian borrowings under our $2.75 billion revolving credit facility with available cash.

Senior Notes — In May 2019, WM issued $4.0 billion of senior notes consisting of:

●	$750 million of 2.95% senior notes due June 15, 2024;
●	$750 million of 3.20% senior notes due June 15, 2026;
●	$1.0 billion of 3.45% senior notes due June 15, 2029;
●	$500 million of 4.00% senior notes due July 15, 2039; and
●	$1.0 billion of 4.15% senior notes due July 15, 2049.

The net proceeds from these debt issuances were $3.97 billion. Concurrently, we used $344 million of the net proceeds from the newly issued senior notes to retire $257 million of certain high-coupon senior notes. The cash paid includes the principal amount of the debt retired, $84 million of related premiums, which are classified as loss on early extinguishment of debt in our Condensed Consolidated Statement of Operations, and $3 million of accrued interest. The principal amount of senior notes redeemed within each series was as follows:

●	$304 million of WM Holdings 7.10% senior notes due 2026, of which $56 million were tendered;
●	$395 million of WM 7.00% senior notes due 2028, of which $64 million were tendered;
●	$139 million of WM 7.375% senior notes due 2029, of which $58 million were tendered;
●	$210 million of WM 7.75% senior notes due 2032, of which $57 million were tendered; and
●	$274 million of WM 6.125% senior notes due 2039, of which $22 million were tendered.

We used a portion of the proceeds to repay our commercial paper borrowings as discussed further below. We intend to use the remaining net proceeds to pay a portion of the consideration related to our pending acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) which is discussed further in Note 9, and for general corporate purposes. The newly-issued senior notes due 2024, 2026, 2029 and 2039 include a special mandatory redemption feature, which provides that if the acquisition of Advanced Disposal is not completed on or prior to July 14, 2020, or if, prior to such date, the Merger Agreement is terminated for any reason, we will be required to redeem all of the outstanding notes equal to 101% of the aggregate principal amounts of such notes, plus accrued but unpaid interest on the principal amount of such notes.

Commercial Paper Program — During the six months ended June 30, 2019, we made net cash repayments of $1.0 billion (net of the related discount on issuance). During the first quarter of 2019, we had net cash borrowings of $357 million (net of the related discount on issuance), which were primarily used to support our acquisition of Petro Waste Environmental LP (“Petro Waste”), which is discussed further in Note 9, and for general corporate purposes. In the second quarter of 2019, we repaid the outstanding balance with proceeds from the May 2019 issuance of senior notes discussed above.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax-Exempt Bonds — During the six months ended June 30, 2019, we repaid $94 million of our tax-exempt bonds with available cash.

Financing Leases and Other — The change during the six months ended June 30, 2019, is due to an increase of $119 million primarily related to non-cash financing arrangements offset, in part, by $23 million of net cash repayments of debt at maturity.

4.    Leases

Our operating lease activities primarily consist of leases for real estate, landfills and operating equipment. Our financing lease activities primarily consist of leases for operating equipment, railcars and landfill assets. Leases with an initial term of 12 months or less, which are not expected to be renewed beyond one year, are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally ranging from one to 10 years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments based on usage and other lease agreements include rental payments adjusted periodically for inflation; these payments are treated as variable lease payments. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

When the implicit interest rate is not readily available for our operating leases, we discount future cash flows of the remaining lease payments using the current interest rate that would be paid to borrow on collateralized debt over a similar term, or incremental borrowing rate, at the commencement date.

Supplemental balance sheet information for our leases is as follows (in millions):

Leases	Classification	June 30, 2019
Assets
Long-term:
Operating	Other assets	$378
Financing	Property and equipment, net of accumulated depreciation and amortization	349
Total lease assets		$727

Liabilities
Current:
Operating	Accrued liabilities	$89
Financing	Current portion of long-term debt	33
Long-term:
Operating	Other liabilities	300
Financing	Long-term debt, less current portion	296
Total lease liabilities		$718

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our operating lease expense for the three and six months ended June 30, 2019 was $31 million and $59 million, respectively, and is included in operating and selling, general and administrative expenses in our Condensed Consolidated Statement of Operations. Our financing lease expense for the three and six months ended June 30, 2019 was $11 million and $25 million, respectively, and is included in depreciation and amortization expense and interest expense, net in our Condensed Consolidated Statement of Operations.

Minimum contractual obligations for our leases (undiscounted) as of June 30, 2019 are as follows (in millions):

	Operating	Financing
2019 (excluding six months ended June 30, 2019)	$45	$22
2020	87	42
2021	55	40
2022	45	39
2023	37	38
Thereafter	268	235
Total lease payments	$537	$416
Less: interest	(148)	(87)
Discounted lease liabilities	$389	$329

As of June 30, 2019, we entered into leases, primarily for real estate, that have not yet commenced with future lease payments of $167 million that are not reflected in the table above. These leases will commence through 2020 with non-cancelable lease terms up to 15 years.

Cash paid for our operating and financing leases was $44 million and $17 million, respectively, for the six months ended June 30, 2019. Right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $32 million and $110 million, respectively, for the six months ended June 30, 2019.

As of June 30, 2019, the weighted average remaining lease terms of our operating and financing leases were 16 years and 15 years, respectively. The weighted average discount rates used to determine the lease liabilities as of June 30, 2019 for our operating and financing leases were 3.79% and 4.16%, respectively.

5.    Income Taxes

Our income tax expense was $115 million and $230 million for the three and six months ended June 30, 2019, respectively, compared to $110 million and $226 million for the three and six months ended June 30, 2018, respectively. Our effective income tax rate was 23.3% and 24.0% for the three and six months ended June 30, 2019, respectively, compared with 18.1% and 20.2% for the three and six months ended June 30, 2018, respectively. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant. The increase in our effective income tax rate when comparing the three and six months ended June 30, 2019 with the prior year periods is due to a $33 million income tax benefit related to the settlement of various tax audits during 2018 and a $52 million impairment charge in the first quarter of 2019 which was not deductible for tax purposes.

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2019 were primarily due to the unfavorable impact of state and local income taxes offset, in part, by the favorable impact of federal tax credits and excess tax benefits related to equity-based compensation. The six months ended June 30, 2019 was also unfavorably impacted by an impairment as discussed below.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between federal income taxes computed at the federal statutory rate and reported income taxes for the three and six months ended June 30, 2018 were primarily due to the favorable impact of tax audit settlements and federal tax credits offset, in part, by the unfavorable impact of state and local income taxes. The six months ended June 30, 2018 was also favorably impacted by excess tax benefits related to equity-based compensation.

Investments Qualifying for Federal Tax Credits — We have significant financial interests in entities established to invest in and manage low-income housing properties and a refined coal facility. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments and the coal facility’s refinement processes qualify for federal tax credits that we expect to realize through 2030 under Sections 42 and 45D, and through the end of 2019 under Section 45, respectively, of the Internal Revenue Code. We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, in our Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2019, we recognized $12 million and $21 million of net losses and a reduction in our income tax expense of $18 million and $33 million, respectively, primarily due to tax credits realized from these investments. In addition, during the three and six months ended June 30, 2019, we recognized interest expense of $2 million and $4 million, respectively, associated with our investments in low-income housing properties.

During the three and six months ended June 30, 2018, we recognized $6 million and $12 million of net losses and a reduction in our income tax expense of $12 million and $22 million, respectively, primarily due to tax credits realized from these investments. Interest expense associated with our investments in low-income housing properties was not material for the three and six months ended June 30, 2018.

See Note 14 for additional information related to these unconsolidated variable interest entities.

Tax Audit Settlements — We are currently under audit by the IRS and various state and local taxing authorities and our audits are in various stages of completion. In June 2018, we settled various tax audits, which resulted in a reduction in our income tax expense of $33 million.

Equity-Based Compensation — During the three and six months ended June 30, 2019, we recognized a reduction in income tax expense of $5 million and $17 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards compared with $1 million and $12 million, respectively, for the comparable prior year periods.

Tax Implications of Impairment — We recognized a $52 million impairment charge in the first quarter of 2019 which was not deductible for tax purposes. See Note 10 for additional information.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Number of common shares outstanding at end of period	423.8	428.4	423.8	428.4
Effect of using weighted average common shares outstanding	1.0	1.5	0.8	3.2
Weighted average basic common shares outstanding	424.8	429.9	424.6	431.6
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.7	2.4	2.6	2.5
Weighted average diluted common shares outstanding	427.5	432.3	427.2	434.1
Potentially issuable shares	7.2	8.0	7.2	8.0
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.1	1.9	1.9	1.9

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

As of June 30, 2019, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including (i) guarantees to cover certain market value losses for approximately 850 homeowners’ properties adjacent to or near 18 of our landfills and (ii) guarantees totaling $73 million for performance obligations of our Wheelabrator business, divested in 2014. In February 2019, Wheelabrator was acquired by a third party, at which time we agreed to continue to provide such guarantees through July 2019. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing, and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, and we do not expect the financial impact of operational and financial performance guarantees to materially exceed the recorded fair value.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $145 million higher than the $241 million recorded in the Condensed Consolidated Balance Sheet as of June 30, 2019. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of June 30, 2019, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s selected remedy for the site. Allocation of responsibility among the PRPs for the selected remedy has not been established. As of June 30, 2019 and December 31, 2018, the recorded liability for MIMC’s estimated potential share of the EPA’s selected remedy and related costs was $56 million and $55 million, respectively. MIMC’s ultimate liability could be materially different from current estimates.

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

The Hawaii Department of Health and the EPA have asserted civil penalty claims against Waste Management of Hawaii, Inc. (“WMHI”), an indirect wholly-owned subsidiary of WM, based on stormwater discharges at the Waimanalo Gulch Sanitary Landfill following two major rainstorms in December 2010 and January 2011 and alleged violations of stormwater permit requirements prior to and after the storms. WMHI operates the landfill for the City and County of Honolulu. On July 3, 2019, this matter was resolved through a consent decree, and WMHI subsequently made payment of $300,000.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues	Revenues	Operations
Three Months Ended June 30:
2019
Solid Waste:
Tier 1	$1,608	$(298)	$1,310	$432
Tier 2	703	(134)	569	148
Tier 3	1,888	(371)	1,517	341
Solid Waste	4,199	(803)	3,396	921
Other (a)	580	(30)	550	(60)
	4,779	(833)	3,946	861
Corporate and Other	—	—	—	(165)
Total	$4,779	$(833)	$3,946	$696

2018
Solid Waste:
Tier 1	$1,485	$(269)	$1,216	$395
Tier 2	663	(123)	540	141
Tier 3	1,776	(350)	1,426	295
Solid Waste	3,924	(742)	3,182	831
Other (a)	613	(56)	557	13
	4,537	(798)	3,739	844
Corporate and Other	—	—	—	(129)
Total	$4,537	$(798)	$3,739	$715

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues	Revenues	Operations
Six Months Ended June 30:
2019
Solid Waste:
Tier 1	$3,094	$(569)	$2,525	$826
Tier 2	1,346	(255)	1,091	284
Tier 3	3,624	(705)	2,919	654
Solid Waste	8,064	(1,529)	6,535	1,764
Other (a)	1,168	(61)	1,107	(88)
	9,232	(1,590)	7,642	1,676
Corporate and Other	—	—	—	(359)
Total	$9,232	$(1,590)	$7,642	$1,317

2018
Solid Waste:
Tier 1	$2,858	$(510)	$2,348	$760
Tier 2	1,276	(234)	1,042	263
Tier 3	3,409	(659)	2,750	586
Solid Waste	7,543	(1,403)	6,140	1,609
Other (a)	1,220	(110)	1,110	(10)
	8,763	(1,513)	7,250	1,599
Corporate and Other	—	—	—	(276)
Total	$8,763	$(1,513)	$7,250	$1,323
(a)	“Other” includes (i) our Strategic Business Solutions (“WMSBS”) organization; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental Services (“EES”) and WM Renewable Energy organizations that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Commercial	$1,052	$986	$2,078	$1,941
Residential	655	632	1,295	1,246
Industrial	744	708	1,424	1,345
Other	122	115	231	216
Total collection	2,573	2,441	5,028	4,748
Landfill	1,023	915	1,887	1,720
Transfer	474	437	886	812
Recycling	264	305	555	617
Other (a)	445	439	876	866
Intercompany (b)	(833)	(798)	(1,590)	(1,513)
Total	$3,946	$3,739	$7,642	$7,250
(a)	The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

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

9.    Acquisitions

Pending Acquisition

On April 14, 2019, we entered into the Merger Agreement to acquire all outstanding shares of Advanced Disposal for $33.15 per share in cash, representing a total enterprise value of $4.9 billion when including approximately $1.9 billion of Advanced Disposal’s net debt. Advanced Disposal’s solid waste network includes 95 collection operations, 73 transfer stations, 41 owned or operated landfills and 22 owned or operated recycling facilities. The transaction is expected to close during the first quarter of 2020, subject to the satisfaction of customary closing conditions, including regulatory approvals. On June 28, 2019, Advanced Disposal announced that 85.9% of the outstanding shares of its common stock entitled to vote were voted in favor of the proposal to adopt the Merger Agreement at a special meeting of stockholders held that day.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition

Petro Waste — On March 8, 2019, Waste Management Energy Services Holdings, LLC, an indirect wholly-owned subsidiary of WM, acquired Petro Waste. The acquired business provides comprehensive oilfield environmental services and solid waste disposal facilities in the Permian Basin and The Eagle Ford Shale. The acquisition is intended to expand our offerings and enhance the quality of solid waste disposal services for oil and gas exploration and production operations in Texas. Our purchase price is expected to be primarily allocated to seven landfills, which are included in our property and equipment. The allocation of purchase price for Petro Waste is preliminary and is subject to standard post-closing adjustments. The acquisition was funded with borrowings under our commercial paper program. For the three and six months ended June 30, 2019, the impact of the acquisition was not material to our consolidated financial statements.

10.  Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the six months ended June 30, 2018, we sold certain ancillary operations resulting in net gains of $42 million.

Other, Net

During the first quarter of 2019, we recognized a $52 million impairment charge related to our minority-owned investment in a waste conversion technology business. We wrote down our investment to its estimated fair value as the result of recent third-party investor’s transactions in these securities. The fair value of our investment was not readily determinable; thus, we determined the fair value utilizing a combination of quoted price inputs for the equity in our investment (Level 2) and certain management assumptions pertaining to investment value (Level 3).

11.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2018	$(32)	$23	$(76)	$(2)	$(87)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $2, $0 and $0, respectively	—	9	53	—	62
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $1, $0, $0 and $0, respectively	4	—	—	(1)	3
Net current period other comprehensive income (loss)	4	9	53	(1)	65
Balance, June 30, 2019	$(28)	$32	$(23)	$(3)	$(22)

We had no active derivatives outstanding during the reported period. Amounts reclassified out of accumulated other comprehensive income (loss) associated with our previously terminated cash flow hedges were not material for the periods presented.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. In January 2019, we paid $4 million in cash for share repurchases executed in December 2018. In addition, during the first quarter of 2019, we repurchased 0.7 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. Cash paid for these share repurchases was $64 million, inclusive of per-share commissions, which represents a weighted average price per share of $94.35. These repurchases were made under our prior $1.25 billion Board of Directors authorization announced in December 2017.

We announced in December 2018 that the Board of Directors authorized up to $1.5 billion in future share repurchases, which superseded and replaced remaining authority under any prior Board of Directors authorization for share repurchases after the completion of our open market repurchases noted above. As a result of the pending acquisition of Advanced Disposal discussed in Note 9, we decided to limit 2019 share repurchases to an amount sufficient to offset dilution impacts from our stock-based compensation plans. In May 2019, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $180 million of our common stock. At the beginning of the repurchase period, we delivered $180 million cash and received 1.3 million shares based on a stock price of $109.59. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed by September 2019.

As of June 30, 2019, the Company has authorization for $1.3 billion of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant. As a result of the pending acquisition discussed in Note 9, we do not expect additional share repurchases in 2019.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	June 30,	December 31,
	2019	2018
Fair Value Measurements Using:
Quoted prices in active markets (Level 1):
Money market funds (a)	$2,249	$70
	2,249	70

Significant other observable inputs (Level 2):
Available-for-sale securities (b)	382	288
	382	288

Significant unobservable inputs (Level 3):
Redeemable preferred stock (c)	46	66
	46	66

Total Assets	$2,677	$424
(a)	The increase in 2019 is primarily due to proceeds from our May 2019 issuance of senior notes, a portion of which we intend to use to support the pending acquisition of Advanced Disposal and other business needs, and are invested in high-yield secure and stable funds. This increase is partially offset by changes in our investments portfolio associated with a wholly-owned insurance captive from money market funds to available-for-sale securities.
(b)	The increase in 2019 is primarily attributable to changes in our investments portfolio, as discussed above. Our available-for-sale securities generally mature over the next ten years.
(c)	When available, Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions. In the first quarter of 2019, we redeemed our preferred stock received in conjunction with the 2014 sale of our Puerto Rico operations for $17 million. At the time of redemption, the value of redeemable preferred stock was $20 million, resulting in a $3 million loss on investment.

Fair Value of Debt

As of June 30, 2019 and December 31, 2018, the carrying value of our debt was $12.7 billion and $10.0 billion, respectively. The estimated fair value of our debt was approximately $13.6 billion and $10.1 billion as of June 30, 2019 and December 31, 2018, respectively. The increase in the fair value of our debt when comparing June 30, 2019 with December 31, 2018 is due to $2.6 billion of net borrowings (inclusive of net commercial paper repayments) which are discussed further in Note 3.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available as of June 30, 2019 and December 31, 2018. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

14.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties and Refined Coal Facility Investments

We do not consolidate our investments in entities established to manage low-income housing properties and a refined coal facility because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $172 million and $189 million as of June 30, 2019 and December 31, 2018, respectively. The debt balance related to our investments in low-income housing properties was $147 million and $151 million as of June 30, 2019 and December 31, 2018, respectively. Additional information related to these investments is discussed in Note 5.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as we either do not have the (i) power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $98 million and $92 million as of June 30, 2019 and December 31, 2018, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of our accumulated other comprehensive income (loss). These trusts had a fair value of $107 million and $103 million as of June 30, 2019 and December 31, 2018, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2019

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,200	$—	$50	$—	$2,250
Other current assets	94	6	2,578	(92)	2,586
	2,294	6	2,628	(92)	4,836
Property and equipment, net	—	—	12,665	—	12,665
Investments in affiliates	25,646	26,150	—	(51,796)	—
Advances to affiliates	—	—	17,651	(17,651)	—
Other assets	5	10	8,470	—	8,485
Total assets	$27,945	$26,166	$41,414	$(69,539)	$25,986

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$116	$—	$116
Accounts payable and other current liabilities	92	9	2,721	(92)	2,730
	92	9	2,837	(92)	2,846
Long-term debt, less current portion	10,412	248	1,963	—	12,623
Due to affiliates	17,680	265	6,709	(24,654)	—
Other liabilities	4	—	4,046	—	4,050
Total liabilities	28,188	522	15,555	(24,746)	19,519
Equity:
Stockholders’ equity	6,466	25,644	26,152	(51,796)	6,466
Advances to affiliates	(6,709)	—	(294)	7,003	—
Noncontrolling interests	—	—	1	—	1
	(243)	25,644	25,859	(44,793)	6,467
Total liabilities and equity	$27,945	$26,166	$41,414	$(69,539)	$25,986

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2019

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,992	$(46)	$3,946
Costs and expenses	46	—	3,250	(46)	3,250
Income from operations	(46)	—	742	—	696
Other income (expense):
Interest expense, net	(86)	(5)	(9)	—	(100)
Loss on early extinguishment of debt	(70)	(14)	—	—	(84)
Equity in earnings of subsidiaries, net of tax	530	545	—	(1,075)	—
Other, net	—	(1)	(14)	—	(15)
	374	525	(23)	(1,075)	(199)
Income before income taxes	328	525	719	(1,075)	497
Income tax expense (benefit)	(53)	(5)	173	—	115
Consolidated net income	381	530	546	(1,075)	382
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income attributable to Waste Management, Inc.	$381	$530	$545	$(1,075)	$381

Three Months Ended June 30, 2018

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,783	$(44)	$3,739
Costs and expenses	44	—	3,024	(44)	3,024
Income from operations	(44)	—	759	—	715
Other income (expense):
Interest expense, net	(78)	(4)	(11)	—	(93)
Equity in earnings of subsidiaries, net of tax	588	591	—	(1,179)	—
Other, net	—	—	(13)	—	(13)
	510	587	(24)	(1,179)	(106)
Income before income taxes	466	587	735	(1,179)	609
Income tax expense (benefit)	(33)	(1)	144	—	110
Consolidated net income	499	588	591	(1,179)	499
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Waste Management, Inc.	$499	$588	$591	$(1,179)	$499

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2019

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$7,734	$(92)	$7,642
Costs and expenses	92	—	6,325	(92)	6,325
Income from operations	(92)	—	1,409	—	1,317
Other income (expense):
Interest expense, net	(166)	(10)	(20)	—	(196)
Loss on early extinguishment of debt	(70)	(14)	—	—	(84)
Equity in earnings of subsidiaries, net of tax	970	992	—	(1,962)	—
Other, net	—	(4)	(74)	—	(78)
	734	964	(94)	(1,962)	(358)
Income before income taxes	642	964	1,315	(1,962)	959
Income tax expense (benefit)	(86)	(6)	322	—	230
Consolidated net income	728	970	993	(1,962)	729
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income attributable to Waste Management, Inc.	$728	$970	$992	$(1,962)	$728

Six Months Ended June 30, 2018

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$7,338	$(88)	$7,250
Costs and expenses	88	—	5,927	(88)	5,927
Income from operations	(88)	—	1,411	—	1,323
Other income (expense):
Interest expense, net	(154)	(9)	(21)	—	(184)
Equity in earnings of subsidiaries, net of tax	1,073	1,080	—	(2,153)	—
Other, net	—	—	(19)	—	(19)
	919	1,071	(40)	(2,153)	(203)
Income before income taxes	831	1,071	1,371	(2,153)	1,120
Income tax expense (benefit)	(64)	(2)	292	—	226
Consolidated net income	895	1,073	1,079	(2,153)	894
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to Waste Management, Inc.	$895	$1,073	$1,080	$(2,153)	$895

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30:
2019
Comprehensive income	$383	$530	$575	$(1,075)	$413
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income attributable to Waste Management, Inc.	$383	$530	$574	$(1,075)	$412

2018
Comprehensive income	$501	$588	$568	$(1,179)	$478
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Waste Management, Inc.	$501	$588	$568	$(1,179)	$478

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Six Months Ended June 30:
2019
Comprehensive income	$732	$970	$1,054	$(1,962)	$794
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income attributable to Waste Management, Inc.	$732	$970	$1,053	$(1,962)	$793

2018
Comprehensive income	$899	$1,073	$1,023	$(2,153)	$842
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Waste Management, Inc.	$899	$1,073	$1,024	$(2,153)	$843

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2019

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$1,900	$—	$1,900
Investing activities	—	—	(1,565)	—	(1,565)
Financing activities	—	—	1,822	—	1,822
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	2	—	2
Intercompany activity	2,200	—	(2,200)	—	—
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	2,200	—	(41)	—	2,159
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	183	—	183
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$2,200	$—	$142	$—	$2,342

Six Months Ended June 30, 2018

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$1,784	$—	$1,784
Investing activities	—	—	(1,010)	—	(1,010)
Financing activities	—	—	(647)	—	(647)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	(1)	—	(1)
Intercompany activity	—	—	—	—	—
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	—	—	126	—	126
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	293	—	293
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$419	$—	$419
(a)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries. Cash, cash equivalents and restricted cash and cash equivalents of WM as of June 30, 2019 include remaining proceeds from our May 2019 issuance of senior notes which are discussed further in Notes 3 and 13.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to, increased competition; pricing actions; failure to implement our optimization, growth, and cost savings initiatives and overall business strategy; failure to identify acquisition targets and negotiate attractive terms; failure to consummate or integrate the acquisition of Advanced Disposal Services, Inc. or other acquisitions; failure to obtain the results anticipated from the acquisition of Advanced Disposal Services, Inc. or other acquisitions; environmental and other regulations; commodity price fluctuations; international trade restrictions; disposal alternatives and waste diversion; declining waste volumes; failure to develop and protect new technology; failure of technology to perform as expected; preventing, detecting and addressing cybersecurity incidents; significant environmental or other incidents resulting in liabilities and brand damage; weakness in economic conditions; failure to obtain and maintain necessary permits; labor disruptions; impairment charges; negative outcomes of litigation or governmental proceedings; and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by our subsequent quarterly reports on Form 10-Q. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

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

Strategy

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. We are enabling a people-first, technology-led focus, that leverages and sustains the strongest asset network in the industry to drive best-in-class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe the combination of cost control, process improvement and operational efficiency will deliver on the Company’s strategy of continuous improvement and yield an attractive total cost structure and enhanced service quality. While we will continue to monitor emerging diversion technologies that may generate additional value and related market dynamics, our current attention will be on improving existing diversion technologies, such as our recycling operations. We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry.

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

The generally favorable macro-economic environment, including steady spending by consumers and businesses and construction starts, has benefited our volume growth and gross margins in recent quarters. We have experienced significant volume growth with existing customers, particularly in our commercial collection business. The volume growth is the result of proactive efforts taken to work with our customers as their needs expand to identify service upgrade opportunities. Our landfill volumes during the first half of 2019 have been favorably impacted by clean-up efforts from natural disasters in California, event-driven projects in our special waste business and growth in our municipal solid waste business. Additionally, our continued focus on developing a sustainable recycling business model that meets customers’ environmental needs by passing through the increasing cost of processing and higher contamination rates led to improved operating results in the second quarter of 2019.

Current Quarter Financial Results

During the second quarter of 2019, we continued to produce strong operating results from our collection and disposal business, driven by favorable market conditions and our continued focus on delivering an outstanding customer experience and continuous improvement. The Company continued its commitment to supporting both organic and inorganic growth during the second quarter of 2019, allocating $578 million of available cash to capital expenditures and $48 million to the acquisition of solid waste businesses. We also allocated $397 million to our shareholders during the second quarter of 2019 through dividends and common stock repurchases.

Key elements of our financial results for the current quarter include:

●	Revenues of $3,946 million, compared with $3,739 million in the prior year period, an increase of $207 million, or 5.5%. The increase is primarily attributable to (i) higher volumes from favorable market conditions and strong landfill volume growth and (ii) increased yield in our collection and disposal business, partially offset by lower market prices for recycling commodities;
●	Operating expenses of $2,443 million, compared with $2,313 million in the prior year period, remained flat as a percentage of revenues at 61.9% in both periods. The $130 million increase is primarily attributable to higher volumes and cost inflation in the current year period, partially offset by decreased cost of goods sold primarily due to lower market prices for recycling commodities and our cost containment initiatives;
●	Selling, general and administrative expenses were $391 million, or 9.9% of revenues, compared with $365 million, or 9.8% of revenues, in the prior year period. The increase of $26 million is primarily attributable to higher costs associated with planned investments in technology, increased acquisition-related costs and higher incentive compensation;
●	Income from operations was $696 million, or 17.6% of revenues, compared with $715 million, or 19.1% of revenues, in the prior year period. The year-over-year comparison has been affected by net gains of $39 million recognized in 2018 when we sold certain ancillary operations. After considering the impact of the net gains, the current year period growth was driven by strong performance in our collection and disposal business;
●	Net income attributable to Waste Management, Inc. was $381 million, or $0.89 per diluted share, compared with $499 million, or $1.15 per diluted share, in the prior year period. The current year period was impacted by a pre-tax loss of $84 million associated with the early extinguishment of $257 million of certain high-coupon senior notes through a cash tender offer. The prior year period was favorably impacted by the net gains associated with the sale of certain ancillary operations and the settlement of various tax audits, which resulted in a reduction in our income tax expense;
●	Net cash provided by operating activities was $1,010 million compared with $975 million in the prior year period; and
●	Free cash flow was $440 million compared with $621 million in the prior year period. The decrease is primarily associated with increased capital expenditures in the current year period due to an intentional focus on accelerating certain fleet and landfill spending to support the Company’s strong collection and disposal growth and higher proceeds from divestitures of businesses in the prior year period. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Solid Waste	$4,199	$3,924	$8,064	$7,543
Other	580	613	1,168	1,220
Intercompany	(833)	(798)	(1,590)	(1,513)
Total	$3,946	$3,739	$7,642	$7,250

The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Commercial	$1,052	$986	$2,078	$1,941
Residential	655	632	1,295	1,246
Industrial	744	708	1,424	1,345
Other	122	115	231	216
Total collection	2,573	2,441	5,028	4,748
Landfill	1,023	915	1,887	1,720
Transfer	474	437	886	812
Recycling	264	305	555	617
Other (a)	445	439	876	866
Intercompany (b)	(833)	(798)	(1,590)	(1,513)
Total	$3,946	$3,739	$7,642	$7,250
(a)	The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2019 vs. 2018				Period-to-Period Change for the Six Months Ended June 30, 2019 vs. 2018
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$87	2.7%			$169	2.7%
Recycling commodities	(41)	(14.2)			(66)	(11.3)
Fuel surcharges and mandated fees	2	1.1			7	2.3
Total average yield (c)			$48	1.3%			$110	1.5%
Volume			146	4.0			263	3.7
Internal revenue growth			194	5.3			373	5.2
Acquisitions			59	1.6			116	1.6
Divestitures			(40)	(1.2)			(82)	(1.2)
Foreign currency translation			(6)	(0.2)			(15)	(0.2)
Total			$207	5.5%			$392	5.4%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Six Months Ended
	June 30, 2019 vs. 2018		June 30, 2019 vs. 2018
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$22	2.3%	$42	2.3%
Industrial	27	4.2	52	4.2
Residential	19	3.3	42	3.5
Total collection	68	3.0	136	3.1
Landfill	11	2.0	20	1.9
Transfer	8	3.4	13	3.1
Total collection and disposal	$87	2.7%	$169	2.7%

Our strategic pricing efforts focus on ensuring we overcome inflationary cost pressures and grow margins. This strategy has been most successful in our collection business. We are also experiencing solid growth in our landfill and transfer businesses, with our municipal solid waste business experiencing 3.6% and 3.5% average yield growth for the three and six months ended June 30, 2019, respectively, as compared with the prior year periods.

Recycling Commodities — Decreases in the market prices for recycling commodities resulted in revenue decline of $41 million and $66 million for the three and six months ended June 30, 2019, respectively, as compared with the prior year periods. We partially offset our revenue decline from market prices for recycling commodities by assessing fees to cover the higher costs of handling contaminated recycling materials. Average market prices for recycling commodities at the Company’s facilities were 33% and 30% lower for the three and six months ended June 30, 2019, respectively, as compared with the prior year periods. We have seen a decreased demand from paper mills around the world which has driven prices to historical low averages. The cardboard packaging industry has been impacted by slower global demand, retail store closures and e-commerce packaging efficiency. We expect slower global demand to remain through 2019, which will continue to put downward pressure on average market prices for recycling commodities.

Fuel Surcharges and Mandated Fees — These fees, which are predominantly generated by our fuel surcharge program, were flat for the three months and increased for the six months ended June 30, 2019 as compared with the prior year periods. These revenues are based on and fluctuate in response to changes in the national average prices for diesel fuel. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These fees also favorably contributed to our year-over-year revenue growth.

Volume

Our revenues from volumes increased $146 million, or 4.0%, and $263 million, or 3.7%, for the three and six months ended June 30, 2019, respectively, as compared with the prior year periods, excluding volumes from acquisitions and divestitures.

We experienced higher volumes due to favorable market conditions in our collection and disposal business and our focus on customer service and disciplined growth. We have experienced significant volume growth with existing customers, particularly in our commercial collection business. The volume growth is the result of proactive efforts taken to work with our customers as their needs expand to identify service upgrade opportunities. Our landfill volumes during the first half of 2019 have been favorably impacted by clean-up efforts from natural disasters in California, event-driven projects in our special waste business and growth in our municipal solid waste business. Additionally, a large contract executed in the second half of 2017 continues to favorably contribute to increased volume additions at our transfer stations in 2019. Furthermore, we experienced favorable volume growth from our WMSBS organization.

Operating Expenses

The following table summarizes the major components of our operating expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Labor and related benefits	$703	17.8%	$674	18.0%	$1,370	17.9%	$1,327	18.3%
Transfer and disposal costs	300	7.6	282	7.5	563	7.4	539	7.4
Maintenance and repairs	344	8.7	312	8.4	667	8.7	614	8.5
Subcontractor costs	388	9.8	337	9.0	736	9.6	651	9.0
Cost of goods sold	142	3.6	189	5.1	312	4.1	380	5.2
Fuel	104	2.7	112	3.0	205	2.7	188	2.6
Disposal and franchise fees and taxes	164	4.2	155	4.2	307	4.0	289	4.0
Landfill operating costs	100	2.5	80	2.1	191	2.5	160	2.2
Risk management	71	1.8	53	1.4	135	1.8	105	1.4
Other	127	3.2	119	3.2	255	3.3	244	3.4
	$2,443	61.9%	$2,313	61.9%	$4,741	62.0%	$4,497	62.0%

The increase in volumes in the current year periods, as discussed above in Operating Revenues, affects the comparability of operating expenses primarily in transfer and disposal, subcontractor, and disposal and franchise fees and taxes for the periods presented. In addition, cost inflation affects the comparability of operating expenses.

Other significant items affecting the comparability of operating expenses for the reported periods include:

Labor and Related Benefits — The increase was driven by volume growth in our collection business as well as cost inflation noted above. These cost increases were offset, in part, by lower bonus costs related to a plan established in early 2018 targeted at improving employee retention and one less workday during the first quarter of 2019.

Maintenance and Repairs — The increase was largely driven by cost inflation noted above which primarily impacted labor, parts, third-party services, tires and building costs. In addition, for the three and six months ended June 30, 2019, these costs include a $16 million non-cash charge to write off certain equipment costs related to our Other segment.

Cost of Goods Sold — The decrease was primarily driven by lower market prices for recycling commodities and lower costs due to the sale of certain ancillary operations in the second quarter of 2018.

Fuel — The increase during the six months ended June 30, 2019 was primarily driven by a $28 million benefit from federal natural gas fuel credits received in the first quarter of 2018 that did not extend into 2019, partially offset by lower fuel costs.

Landfill Operating Costs — The increase was primarily due to higher leachate management costs driven largely by heavy snow and rain in certain parts of North America. For the three and six months ended June 30, 2019, these costs also include a $7 million charge for the remeasurement of our environmental remediation obligations and recovery assets due to a decrease in U.S. treasury rates, which are used in determining the risk-free discount rate for these balances. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Risk Management — The increase was primarily the result of higher claims costs in our collection business.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Labor and related benefits	$250	6.3%	$240	6.4%	$515	6.7%	$492	6.8%
Professional fees	43	1.1	29	0.8	78	1.0	53	0.7
Provision for bad debts	10	0.3	10	0.3	19	0.3	21	0.3
Other	88	2.2	86	2.3	188	2.5	172	2.4
	$391	9.9%	$365	9.8%	$800	10.5%	$738	10.2%

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The increase was primarily due to higher incentive compensation in the current year periods.

Professional Fees — The increase was primarily driven by higher consulting fees, largely due to investments we are making in operating, customer facing and back-office technologies, in addition to acquisition-related costs.

Other — The increase was principally driven by higher litigation reserves in the first quarter of 2019.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Depreciation of tangible property and equipment	$221	5.6%	$212	5.7%	$434	5.7%	$416	5.7%
Amortization of landfill airspace	161	4.1	146	3.9	288	3.7	266	3.7
Amortization of intangible assets	27	0.7	26	0.7	53	0.7	49	0.7
	$409	10.4%	$384	10.3%	$775	10.1%	$731	10.1%

The increase in depreciation of tangible property and equipment during the three and six months ended June 30, 2019, compared to the prior year periods, was primarily due to higher capital expenditures in the current year periods due to an intentional focus on accelerating certain fleet and landfill spending to support the Company’s strong collection and disposal growth. The increase in amortization of landfill airspace during the three and six months ended June 30, 2019, compared to the prior year periods, was primarily driven by increased volumes.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the six months ended June 30, 2018, we sold certain ancillary operations resulting in net gains of $42 million.

Income from Operations

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2019	2018	Change		2019	2018	Change
Solid Waste:
Tier 1	$432	$395	$37	9.4%	$826	$760	$66	8.7%
Tier 2	148	141	7	5.0	284	263	21	8.0
Tier 3	341	295	46	15.6	654	586	68	11.6
Solid Waste	921	831	90	10.8	1,764	1,609	155	9.6
Other	(60)	13	(73)	*	(88)	(10)	(78)	*
Corporate and Other	(165)	(129)	(36)	27.9	(359)	(276)	(83)	30.1
Total	$696	$715	$(19)	(2.7)%	$1,317	$1,323	$(6)	(0.5)%
Percentage of revenues	17.6%	19.1%			17.2%	18.2%

* Percentage change does not provide a meaningful comparison.

The significant items affecting income from operations for our segments during the three and six months ended June 30, 2019, as compared with the prior year periods, are summarized below:

●	Solid Waste — Our collection and disposal business benefited from internal revenue growth. This increase in income from operations was offset, in part, by (i) higher operating costs, driven by increased volumes, cost inflation and leachate management costs and (ii) federal natural gas fuel credits received in the first quarter of 2018 that did not extend into 2019.
●	Other — Lower earnings are a result of (i) net gains from divestitures of certain ancillary operations in the prior year periods; (ii) a $16 million non-cash charge to write off certain equipment costs in the current year periods and (iii) increases in risk management costs as a result of higher claims costs in our collection business.
●	Corporate and Other — Increased expenses are a result of (i) higher consulting fees, largely due to the investments we are making in operating, customer facing and back-office technologies; (ii) increased group insurance; (iii) additional litigation reserves; (iv) our preparation efforts in the Advanced Disposal Services, Inc. (“Advanced Disposal”) acquisition and (v) a $7 million charge for the remeasurement of our environmental remediation obligations and recovery assets as discussed in Note 2 to the Condensed Consolidated Financial Statements. Additionally, we recognized higher incentive compensation costs in the first quarter of 2019.

Interest Expense, Net

Our interest expense, net was $100 million and $196 million during the three and six months ended June 30, 2019, respectively, compared to $93 million and $184 million during the three and six months ended June 30, 2018, respectively. The increases are due to $2.6 billion of net borrowings (inclusive of net commercial paper repayments), primarily attributable to our issuance of new senior notes, partially offset by related increases in interest income as a result of higher cash and cash equivalents balances. These items are discussed further below in Liquidity and Capital Resources. Also contributing to the year-over-year increases were increased commercial paper borrowings during the first half of 2019 and interest expense related to a low-income housing investment.

Loss on Early Extinguishment of Debt

In May 2019, WM issued $4.0 billion of senior notes, which are discussed further below in Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations. Concurrently, we used $344 million of the net proceeds from the newly issued senior notes to retire $257 million of certain high-coupon senior notes. The cash paid includes the principal amount of the debt retired, $84 million of related premiums, which are classified as loss on early extinguishment of debt in our Condensed Consolidated Statement of Operations, and $3 million of accrued interest. The principal amount of senior notes redeemed within each series was as follows:

●	$304 million of WM Holdings 7.10% senior notes due 2026, of which $56 million were tendered;
●	$395 million of WM 7.00% senior notes due 2028, of which $64 million were tendered;
●	$139 million of WM 7.375% senior notes due 2029, of which $58 million were tendered;
●	$210 million of WM 7.75% senior notes due 2032, of which $57 million were tendered; and
●	$274 million of WM 6.125% senior notes due 2039, of which $22 million were tendered.

Other, Net

During the first quarter of 2019, we recognized a $52 million impairment charge related to our minority-owned investment in a waste conversion technology business. We wrote down our investment to its estimated fair value as the result of recent third-party investor’s transactions in these securities. The fair value of our investment was not readily determinable; thus, we determined the fair value utilizing a combination of quoted price inputs for the equity in our investment (Level 2) and certain management assumptions pertaining to investment value (Level 3).

Income Tax Expense

Our income tax expense was $115 million and $230 million for the three and six months ended June 30, 2019, respectively, compared to $110 million and $226 million for the three and six months ended June 30, 2018, respectively. Our effective income tax rate was 23.3% and 24.0% for the three and six months ended June 30, 2019, respectively, compared to 18.1% and 20.2% for the three and six months ended June 30, 2018, respectively. The increase in our effective income tax rate when comparing the three and six months ended June 30, 2019 with the prior year periods is due to a $33 million income tax benefit related to the settlement of various tax audits during 2018 and a $52 million impairment charge in the first quarter of 2019 which was not deductible for tax purposes. See Other, Net above for additional information.

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

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$2,250	$61
Restricted trust and escrow accounts:
Insurance reserves	$308	$252
Final capping, closure, post-closure and environmental remediation funds	107	103
Other	9	11
Total restricted trust and escrow accounts (a)	$424	$366
Debt:
Current portion	$116	$432
Long-term portion	12,623	9,594
Total debt	$12,739	$10,026
(a)	Includes $70 million as of June 30, 2019 and December 31, 2018 in other current assets in our Condensed Consolidated Balance Sheets.

Cash and cash equivalents — Cash and cash equivalents at June 30, 2019, include a portion of proceeds from the May 2019 issuance of $4.0 billion of senior notes, which is discussed further below and in Note 3 to the Condensed Consolidated Financial Statements.

Debt — As of June 30, 2019, we had $1.2 billion of debt maturing within the next 12 months, including (i) $600 million of 4.75% senior notes that mature in June 2020; (ii) $524 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iii) $116 million of other debt with scheduled maturities within the next 12 months, including $42 million of tax-exempt bonds. As of June 30, 2019, we have classified $1.1 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.75 billion long-term U.S. and Canadian revolving credit facility (“$2.75 billion revolving credit facility”). The remaining $116 million is classified as current obligations.

In May 2019, WM issued $4.0 billion of senior notes consisting of:

●	$750 million of 2.95% senior notes due June 15, 2024;
●	$750 million of 3.20% senior notes due June 15, 2026;
●	$1.0 billion of 3.45% senior notes due June 15, 2029;
●	$500 million of 4.00% senior notes due July 15, 2039; and
●	$1.0 billion of 4.15% senior notes due July 15, 2049.

The net proceeds from these debt issuances were $3.97 billion. Concurrently, we used $344 million of the net proceeds from the newly issued senior notes to retire $257 million of certain high-coupon senior notes. The cash paid includes the principal amount of the debt retired, $84 million of related premiums and $3 million of accrued interest as discussed above in Loss on Early Extinguishment of Debt. We used a portion of the proceeds to repay our commercial paper borrowings. We intend to use the remaining net proceeds to pay a portion of the consideration related to our pending acquisition of Advanced Disposal, which is discussed in Pending Acquisition below, and for general corporate purposes.

See Note 3 to the Condensed Consolidated Financial Statements for more information related to the debt transactions.

Summary of Cash Flow Activity

The following is a summary of our cash flows (in millions):

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by operating activities	$1,900	$1,784
Net cash used in investing activities	$(1,565)	$(1,010)
Net cash provided by (used in) financing activities	$1,822	$(647)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $116 million for the six months ended June 30, 2019, as compared with the prior year period, as a result of (i) higher earnings primarily associated with our collection and disposal business in the current year period and (ii) net favorable changes in our operating assets and liabilities, net of effects of acquisitions and divestitures; offset slightly by higher tax and interest payments in the current year period.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six months ended June 30, 2019 and 2018 are summarized below:

●	Acquisitions — We spent $440 million and $263 million for acquisitions during the six months ended June 30, 2019 and 2018, respectively, related to our Solid Waste business. These amounts exclude cash used in financing and operating activities related to the timing of contingent consideration paid. Our acquisition spending in 2019 is primarily attributable to Petro Waste Environmental LP, which is discussed further in Note 9 to the Condensed Consolidated Financial Statements.
●	Capital Expenditures — We used $1,049 million and $836 million for capital expenditures during the six months ended June 30, 2019 and 2018, respectively. The increase is primarily due to an intentional focus on accelerating certain fleet and landfill spending to support the Company’s strong collection and disposal growth.
●	Other, Net — We used $96 million of cash for other investing activities during the six months ended June 30, 2019, which was primarily related to changes in our investments portfolio associated with a wholly-owned insurance captive from restricted cash and cash equivalents to available-for-sale securities. This was partially offset by cash proceeds from the redemption of our preferred stock received in conjunction with the 2014 sale of our Puerto Rico operations, which is discussed in Note 13 to the Condensed Consolidated Financial Statements.

Net Cash Provided by (Used in) Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six months ended June 30, 2019 and 2018 are summarized below:

●	Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt (excluding our commercial paper program discussed below) for the six months ended June 30 (in millions):

	2019	2018
Borrowings:
Revolving credit facility (a)	$—	$28
Canadian term loan and revolving credit facility	—	8
Senior notes	3,971	—
Other debt	—	47
	$3,971	$83
Repayments:
Revolving credit facility (a)	$(11)	$(28)
Canadian term loan and revolving credit facility	—	(45)
Senior notes	(257)	—
Tax-exempt bonds	(94)	(42)
Other debt	(23)	(81)
	$(385)	$(196)
Net cash borrowings (repayments)	$3,586	$(113)
(a)	Our revolving credit facility was amended and restated in June 2018.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Premiums Paid on Early Extinguishment of Debt — During the six months ended June 30, 2019, we paid premiums of $84 million to retire certain high-coupon senior notes. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of this transaction.
●	Commercial Paper Program — During the six months ended June 30, 2019 and 2018, we made net cash repayments of $1,001 million and had net cash borrowings of $443 million (net of the related discount on issuance), respectively, under our commercial paper program. We repaid the outstanding balance in the second quarter of 2019 with proceeds from the May 2019 issuance of senior notes discussed above. Borrowings incurred in 2019 were primarily to support acquisitions and for general corporate purposes.
●	Common Stock Repurchase Program — During the six months ended June 30, 2019, we repurchased $244 million of our common stock, which includes $180 million related to the May 2019 accelerated share repurchase agreement and $64 million in open market transactions. We also paid $4 million related to share repurchases executed in December 2018. We expect these 2019 share repurchases to achieve the intended share count reduction to offset dilution from our stock-based compensation plans. During the six months ended June 30, 2018, we repurchased $550 million of our common stock. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

As a result of the pending acquisition of Advanced Disposal discussed in Pending Acquisition below, we do not expect additional share repurchases in 2019.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors.

We paid cash dividends of $440 million and $406 million during the six months ended June 30, 2019 and 2018, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.465 in 2018 to $0.5125 in 2019 offset, in part, by a reduction in our common stock outstanding during 2019 as a result of our common stock repurchase program.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$1,010	$975	$1,900	$1,784
Capital expenditures	(578)	(436)	(1,049)	(836)
Proceeds from divestitures of businesses and other assets (net of cash divested)	8	82	20	96
Free cash flow	$440	$621	$871	$1,044

Pending Acquisition

On April 14, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all outstanding shares of Advanced Disposal for $33.15 per share in cash, representing a total enterprise value of $4.9 billion when including approximately $1.9 billion of Advanced Disposal’s net debt. Advanced Disposal’s solid waste network includes 95 collection operations, 73 transfer stations, 41 owned or operated landfills and 22 owned or operated recycling facilities. The transaction is expected to close during the first quarter of 2020, subject to the satisfaction of customary closing conditions, including regulatory approvals. On June 28, 2019, Advanced Disposal announced that 85.9% of the outstanding shares of its common stock entitled to vote were voted in favor of the proposal to adopt the Merger Agreement at a special meeting of stockholders held that day.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 14 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended

June 30, 2019, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of June 30, 2019 does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2019. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 7 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the second quarter of 2019 (shares in millions):

Issuer Purchases of Equity Securities

Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
April 1 — 30	—	$—	—	$1.5 billion
May 1 — 31	1.3	$109.59	1.3	$1.3 billion
June 1 — 30	—	$—	—	$1.3 billion
Total	1.3	$109.59	1.3

In May 2019, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $180 million of our common stock. At the beginning of the repurchase period, we delivered $180 million cash and received 1.3 million shares based on a stock price of $109.59. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed by September 2019.

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

2.2	Voting Agreement dated April 14, 2019 by and between WM and Canada Pension Plan Investment Board [incorporated by reference to Exhibit 2.2 to Form 8-K filed April 15, 2019].

4.1*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture establishing the terms and form of the 2.950% Senior Notes due 2024.

4.2*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture establishing the terms and form of the 3.200% Senior Notes due 2026.

4.3*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture establishing the terms and form of the 3.450% Senior Notes due 2029.

4.4*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture establishing the terms and form of the 4.000% Senior Notes due 2039.

4.5*	Officers’ Certificate delivered pursuant to Section 301 of the Indenture establishing the terms and form of the 4.150% Senior Notes due 2049.

4.6*	Guarantee Agreement by WM Holdings in favor of the holders of WM’s 2.950% Senior Notes due 2024.

4.7*	Guarantee Agreement by WM Holdings in favor of the holders of WM’s 3.200% Senior Notes due 2026.

4.8*	Guarantee Agreement by WM Holdings in favor of the holders of WM’s 3.450% Senior Notes due 2029.

4.9*	Guarantee Agreement by WM Holdings in favor of the holders of WM’s 4.000% Senior Notes due 2039.

4.10*	Guarantee Agreement by WM Holdings in favor of the holders of WM’s 4.150% Senior Notes due 2049.

31.1*	Certification Pursuant to Rules 13a14(a) and 15d14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a14(a) and 15d14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Senior Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Senior Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: July 25, 2019