Form 10-Q
period 2019-09-30
WASTE MANAGEMENT INC
filed 2019-10-23
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 18, 2019 was 424,241,200 (excluding treasury shares of 206,041,261).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,915	$61
Accounts receivable, net of allowance for doubtful accounts of $27 and $29, respectively	2,010	1,931
Other receivables	270	344
Parts and supplies	109	102
Other assets	256	207
Total current assets	5,560	2,645
Property and equipment, net of accumulated depreciation and amortization of $18,499 and $18,264, respectively	12,805	11,942
Goodwill	6,550	6,430
Other intangible assets, net	543	572
Restricted trust and escrow accounts	336	296
Investments in unconsolidated entities	494	406
Other assets	821	359
Total assets	$27,109	$22,650
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$903	$1,037
Accrued liabilities	1,358	1,117
Deferred revenues	517	522
Current portion of long-term debt	211	432
Total current liabilities	2,989	3,108
Long-term debt, less current portion	13,147	9,594
Deferred income taxes	1,331	1,291
Landfill and environmental remediation liabilities	1,917	1,828
Other liabilities	938	553
Total liabilities	20,322	16,374
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,026	4,993
Retained earnings	10,364	9,797
Accumulated other comprehensive income (loss)	(33)	(87)
Treasury stock at cost, 206,122,185 and 206,299,352 shares, respectively	(8,578)	(8,434)
Total Waste Management, Inc. stockholders’ equity	6,785	6,275
Noncontrolling interests	2	1
Total equity	6,787	6,276
Total liabilities and equity	$27,109	$22,650

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating revenues	$3,967	$3,822	$11,609	$11,072
Costs and expenses:
Operating	2,441	2,373	7,182	6,870
Selling, general and administrative	386	345	1,186	1,083
Depreciation and amortization	404	376	1,179	1,107
Restructuring	1	1	3	4
(Gain) loss from divestitures, asset impairments and unusual items, net	1	28	8	(14)
	3,233	3,123	9,558	9,050
Income from operations	734	699	2,051	2,022
Other income (expense):
Interest expense, net	(105)	(93)	(301)	(277)
Loss on early extinguishment of debt	(1)	—	(85)	—
Equity in net losses of unconsolidated entities	(14)	(9)	(39)	(29)
Other, net	1	—	(52)	1
	(119)	(102)	(477)	(305)
Income before income taxes	615	597	1,574	1,717
Income tax expense	120	99	350	325
Consolidated net income	495	498	1,224	1,392
Less: Net income (loss) attributable to noncontrolling interests	—	(1)	1	(2)
Net income attributable to Waste Management, Inc.	$495	$499	$1,223	$1,394
Basic earnings per common share	$1.17	$1.16	$2.88	$3.24
Diluted earnings per common share	$1.16	$1.16	$2.86	$3.22

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Consolidated net income	$495	$498	$1,224	$1,392
Other comprehensive income (loss), net of tax:
Derivative instruments, net	2	2	6	6
Available-for-sale securities, net	4	9	13	8
Foreign currency translation adjustments	(17)	22	36	(33)
Post-retirement benefit obligations, net	—	—	(1)	—
Other comprehensive income (loss), net of tax	(11)	33	54	(19)
Comprehensive income	484	531	1,278	1,373
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(1)	1	(2)
Comprehensive income attributable to Waste Management, Inc.	$484	$532	$1,277	$1,375

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$1,224	$1,392
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,179	1,107
Deferred income tax expense (benefit)	29	(32)
Interest accretion on landfill liabilities	72	71
Provision for bad debts	27	35
Equity-based compensation expense	62	63
Net gain on disposal of assets	(19)	(21)
(Gain) loss from divestitures, asset impairments and other, net	79	(14)
Equity in net losses of unconsolidated entities, net of dividends	39	29
Loss on early extinguishment of debt	85	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(2)	43
Other current assets	(52)	(22)
Other assets	7	(3)
Accounts payable and accrued liabilities	213	177
Deferred revenues and other liabilities	(91)	(167)
Net cash provided by operating activities	2,852	2,658
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(513)	(342)
Capital expenditures	(1,532)	(1,240)
Proceeds from divestitures of businesses and other assets (net of cash divested)	29	106
Other, net	(80)	(30)
Net cash used in investing activities	(2,096)	(1,506)
Cash flows from financing activities:
New borrowings	4,558	174
Debt repayments	(502)	(338)
Premiums paid on early extinguishment of debt	(84)	—
Net commercial paper borrowings (repayments)	(1,001)	523
Common stock repurchase program	(248)	(750)
Cash dividends	(658)	(605)
Exercise of common stock options	60	45
Tax payments associated with equity-based compensation transactions	(32)	(28)
Other, net	(13)	(36)
Net cash provided by (used in) financing activities	2,080	(1,015)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	1	—
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	2,837	137
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	183	293
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,020	$430

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$2,915	$83
Restricted cash and cash equivalents included in other current assets	31	70
Restricted cash and cash equivalents included in restricted trust and escrow accounts	74	277
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,020	$430

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Three Months Ended September 30:
2019
Balance, June 30, 2019	$6,467	630,282	$6	$4,962	$10,088	$(22)	(206,482)	$(8,568)	$1
Consolidated net income	495	—	—	—	495	—	—	—	—
Other comprehensive income (loss), net of tax	(11)	—	—	—	—	(11)	—	—	—
Cash dividends declared of $0.5125 per common share	(218)	—	—	—	(218)	—	—	—	—
Equity-based compensation transactions, net	53	—	—	28	(1)	—	613	26	—
Common stock repurchase program	—	—	—	36	—	—	(254)	(36)	—
Other, net	1	—	—	—	—	—	1	—	1
Balance, September 30, 2019	$6,787	630,282	$6	$5,026	$10,364	$(33)	(206,122)	$(8,578)	$2

2018
Balance, June 30, 2018	$6,056	630,282	$6	$4,935	$9,166	$(49)	(201,906)	$(8,004)	$2
Consolidated net income	498	—	—	—	499	—	—	—	(1)
Other comprehensive income (loss), net of tax	33	—	—	—	—	33	—	—	—
Cash dividends declared of $0.465 per common share	(199)	—	—	—	(199)	—	—	—	—
Equity-based compensation transactions, net	52	—	—	32	(2)	—	557	22	—
Common stock repurchase program	(200)	—	—	(40)	—	—	(1,807)	(160)	—
Divestiture of noncontrolling interest	—	—	—	—	—	—	—	—	—
Other, net	1	—	—	—	—	—	(1)	—	1
Balance, September 30, 2018	$6,241	630,282	$6	$4,927	$9,464	$(16)	(203,157)	$(8,142)	$2

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Nine Months Ended September 30:
2019
Balance, December 31, 2018	$6,276	630,282	$6	$4,993	$9,797	$(87)	(206,299)	$(8,434)	$1
Consolidated net income	1,224	—	—	—	1,223	—	—	—	1
Other comprehensive income (loss), net of tax	54	—	—	—	—	54	—	—	—
Cash dividends declared of $1.5375 per common share	(658)	—	—	—	(658)	—	—	—	—
Equity-based compensation transactions, net	135	—	—	33	2	—	2,421	100	—
Common stock repurchase program	(244)	—	—	—	—	—	(2,247)	(244)	—
Other, net	—	—	—	—	—	—	3	—	—
Balance, September 30, 2019	$6,787	630,282	$6	$5,026	$10,364	$(33)	(206,122)	$(8,578)	$2

2018
Balance, December 31, 2017	$6,042	630,282	$6	$4,933	$8,588	$8	(196,964)	$(7,516)	$23
Adoption of new accounting standards	80	—	—	—	85	(5)	—	—	—
Consolidated net income	1,392	—	—	—	1,394	—	—	—	(2)
Other comprehensive income (loss), net of tax	(19)	—	—	—	—	(19)	—	—	—
Cash dividends declared of $1.395 per common share	(605)	—	—	—	(605)	—	—	—	—
Equity-based compensation transactions, net	120	—	—	34	2	—	2,181	84	—
Common stock repurchase program	(750)	—	—	(40)	—	—	(8,375)	(710)	—
Divestiture of noncontrolling interest	(19)	—	—	—	—	—	—	—	(19)
Other, net	—	—	—	—	—	—	1	—	—
Balance, September 30, 2018	$6,241	630,282	$6	$4,927	$9,464	$(16)	(203,157)	$(8,142)	$2

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

The Condensed Consolidated Financial Statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of September 30, 2019 and December 31, 2018, we had $150 million and $145 million, respectively, of deferred contract costs, of which $115 million and $109 million, respectively, was related to deferred sales incentives. During the three and nine months ended September 30, 2019, we amortized $6 million and $17 million of sales incentives to selling, general and administrative expense, and $4 million and $15 million of other contract acquisition costs as a reduction in revenue, respectively. During the three and nine months ended September 30, 2018, we amortized $6 million and $17 million of sales incentives to selling, general and administrative expense, and $8 million and $27 million of other contract acquisition costs as a reduction in revenue, respectively.

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

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2019			December 31, 2018
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$114	$28	$142	$143	$26	$169
Long-term	1,706	211	1,917	1,617	211	1,828
	$1,820	$239	$2,059	$1,760	$237	$1,997

The changes to landfill and environmental remediation liabilities for the nine months ended September 30, 2019 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2018	$1,760	$237
Obligations incurred and capitalized	54	—
Obligations settled	(80)	(16)
Interest accretion	72	4
Revisions in estimates and interest rate assumptions (a)	10	14
Acquisitions, divestitures and other adjustments	4	—
September 30, 2019	$1,820	$239
(a)	The amount reported for our environmental remediation liabilities includes an increase of $8 million due to a decrease in the risk-free discount rate used to measure our liabilities from 2.75% at December 31, 2018 to 2.0% at September 30, 2019.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2019:

	September 30,	December 31,
	2019	2018
$2.75 billion revolving credit facility, maturing June 2023 (weighted average interest rate of 3.1% as of December 31, 2018)	$—	$11
Commercial paper program (weighted average interest rate of 2.9% as of December 31, 2018)	—	990
Senior notes, maturing through 2049, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 3.9% as of September 30, 2019 and 4.3% as of December 31, 2018)	9,965	6,222
Canadian senior notes, maturing September 2026, interest rate of 2.6%	377	—
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 1.35% to 4.3% (weighted average interest rate of 2.3% as of September 30, 2019 and 2.35% as of December 31, 2018)	2,409	2,388
Financing leases and other, maturing through 2071, interest rates up to 9%	692	467
Debt issuance costs, discounts and other	(85)	(52)
	13,358	10,026
Current portion of long-term debt	211	432
	$13,147	$9,594

Debt Classification

As of September 30, 2019, we had $1.3 billion of debt maturing within the next 12 months, including (i) $600 million of 4.75% senior notes that mature in June 2020; (ii) $529 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iii) $211 million of other debt with scheduled maturities within the next 12 months, including $124 million of tax-exempt bonds. As of September 30, 2019, we have classified $1.1 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.75 billion long-term U.S. and Canadian revolving credit facility (“$2.75 billion revolving credit facility”), as discussed below. The remaining $211 million is classified as current obligations.

As of September 30, 2019, we also have $154 million of variable-rate tax-exempt bonds that are supported by letters of credit under our $2.75 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $2.75 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have also classified these borrowings as long-term in our Condensed Consolidated Balance Sheet as of September 30, 2019.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$2.75 Billion Revolving Credit Facility — Our $2.75 billion revolving credit facility provides us with credit capacity to be used for either cash borrowings or to support letters of credit or commercial paper. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of September 30, 2019, we had no

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding borrowings under this facility. We had $412 million of letters of credit issued which were supported by this facility, leaving unused and available credit capacity of $2.3 billion as of September 30, 2019. WM Holdings, a wholly-owned subsidiary of WM, guarantees all of the obligations under the $2.75 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $2.75 billion revolving credit facility. As of September 30, 2019, we had no outstanding borrowings under our commercial paper program.

Other Letter of Credit Facilities — As of September 30, 2019, we utilized $544 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through December 2020.

Debt Borrowings and Repayments

$2.75 Billion Revolving Credit Facility — During the nine months ended September 30, 2019, we repaid C$15 million, or $11 million, of Canadian borrowings under our $2.75 billion revolving credit facility with available cash.

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

Canadian Senior Notes — In September 2019, Waste Management of Canada Corporation, an indirect wholly-owned subsidiary of WM, issued C$500 million, or $377 million, of 2.6% senior notes due September 23, 2026, all of which are fully and unconditionally guaranteed on a senior unsecured basis by WM and WM Holdings. The net proceeds from the debt issuance were C$496 million, or $373 million, which we intend to use for general corporate purposes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Paper Program — During the nine months ended September 30, 2019, we made net cash repayments of $1.0 billion (net of the related discount on issuance). During the first quarter of 2019, we had net cash borrowings of $357 million (net of the related discount on issuance), which were primarily used to support our acquisition of Petro Waste Environmental LP (“Petro Waste”), which is discussed further in Note 9, and for general corporate purposes. In the second quarter of 2019, we repaid the outstanding balance with proceeds from the May 2019 issuance of senior notes discussed above.

Tax-Exempt Bonds — We issued $115 million of new tax-exempt bonds in 2019. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill and solid waste disposal facility construction and development. In the third quarter of 2019, we elected to refund and reissue $99 million of tax-exempt bonds which resulted in the recognition of a $1 million loss on early extinguishment of debt in our Condensed Consolidated Statement of Operations. Additionally, during the nine months ended September 30, 2019, we repaid $94 million of our tax-exempt bonds with available cash.

Financing Leases and Other — The increase in our financing leases and other debt obligations during the nine months ended September 30, 2019 is primarily related to (i) our new federal low-income housing investment discussed in Note 5, which increased our debt obligations by $140 million and (ii) an increase of $122 million mainly attributable to non-cash financing arrangements. These increases were offset by a net decrease of $37 million, primarily due net cash repayments of debt at maturity.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information for our leases is as follows (in millions):

Leases	Classification	September 30, 2019
Assets
Long-term:
Operating	Other assets	$461
Financing	Property and equipment, net of accumulated depreciation and amortization	345
Total lease assets		$806

Liabilities
Current:
Operating	Accrued liabilities	$91
Financing	Current portion of long-term debt	33
Long-term:
Operating	Other liabilities	387
Financing	Long-term debt, less current portion	293
Total lease liabilities		$804

Our operating lease expense for the three and nine months ended September 30, 2019 was $32 million and $104 million, respectively, and is included in operating and selling, general and administrative expenses in our Condensed Consolidated Statement of Operations. Our financing lease expense for the three and nine months ended September 30, 2019 was $11 million and $36 million, respectively, and is included in depreciation and amortization expense and interest expense, net in our Condensed Consolidated Statement of Operations.

Minimum contractual obligations for our leases (undiscounted) as of September 30, 2019 are as follows (in millions):

	Operating	Financing
2019 (excluding nine months ended September 30, 2019)	$22	$12
2020	65	42
2021	59	40
2022	59	39
2023	51	38
Thereafter	416	273
Total lease payments	$672	$444
Less: interest	(194)	(118)
Discounted lease liabilities	$478	$326

Cash paid for our operating and financing leases was $66 million and $27 million, respectively, for the nine months ended September 30, 2019. Right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $146 million and $114 million, respectively, for the nine months ended September 30, 2019.

As of September 30, 2019, the weighted average remaining lease terms of our operating and financing leases were 16 years and 14 years, respectively. The weighted average discount rates used to determine the lease liabilities as of September 30, 2019 for our operating and financing leases were 3.51% and 4.09%, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Income Taxes

Our effective income tax rate was 19.4% and 22.2% for the three and nine months ended September 30, 2019, respectively, compared with 16.6% and 18.9% for the three and nine months ended September 30, 2018, respectively. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Investments Qualifying for Federal Tax Credits — We have significant financial interests in entities established to invest in and manage low-income housing properties and a refined coal facility. On August 28, 2019 we acquired an additional noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. Our consideration for this investment totaled $160 million, which was comprised of a $140 million note payable and an initial cash payment of $20 million. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments and the coal facility’s refinement processes qualify for federal tax credits that we expect to realize through 2030 under Section 42, through 2024 under Section 45D, and through the end of 2019 under Section 45, of the Internal Revenue Code. We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, in our Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2019, we recognized $11 million and $32 million of net losses and a reduction in our income tax expense of $36 million and $69 million, respectively, primarily due to tax credits realized from these investments. In addition, during the three and nine months ended September 30, 2019, we recognized interest expense of $2 million and $6 million, respectively, associated with our investments in low-income housing properties.

During the three and nine months ended September 30, 2018, we recognized $5 million and $17 million of net losses and a reduction in our income tax expense of $18 million and $40 million, respectively, primarily due to tax credits realized from these investments. Interest expense associated with our investments in low-income housing properties was not material for the three and nine months ended September 30, 2018.

See Note 14 for additional information related to these unconsolidated variable interest entities.

Equity-Based Compensation — During the three and nine months ended September 30, 2019, we recognized a reduction in income tax expense of $5 million and $22 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards compared with $3 million and $15 million, respectively, for the comparable prior year periods.

Adjustments to Accruals and Related Deferred Taxes — During the three and nine months ended September 30, 2019, adjustments to our accruals and related deferred taxes due to the filing of our 2018 income tax returns and changes in state and foreign laws resulted in a reduction in our income tax expense of $13 million compared with $27 million and $35 million, respectively, for the comparable prior year periods.

Enactment of Tax Reform — In accordance with the applicable accounting guidance, the Company recognized the provisional tax impacts related to the remeasurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. In September 2018, measurement period adjustments to the provisional tax impacts due to the filing of our 2017 income tax returns resulted in a reduction in our income tax expense of $12 million.

Tax Audit Settlements — We are currently under audit by the IRS and various state and local taxing authorities and our audits are in various stages of completion. In June 2018, we settled various tax audits, which resulted in a reduction in our income tax expense of $33 million.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Implications of Impairment — We recognized a $52 million impairment charge in the first quarter of 2019 which was not deductible for tax purposes. In the third quarter of 2018, we recognized a $29 million charge to impair a landfill which was deductible for tax purposes and resulted in no impact to our effective income tax rate. See Note 10 for additional information.

6.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Number of common shares outstanding at end of period	424.2	427.1	424.2	427.1
Effect of using weighted average common shares outstanding	0.3	0.8	0.4	3.2
Weighted average basic common shares outstanding	424.5	427.9	424.6	430.3
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.9	2.9	2.8	2.9
Weighted average diluted common shares outstanding	427.4	430.8	427.4	433.2
Potentially issuable shares	6.8	7.6	6.8	7.6
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.7	1.5	0.7	1.5

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2019, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including (i) guarantees to cover certain market value losses for approximately 850 homeowners’ properties adjacent to or near 18 of our landfills and (ii) guarantees totaling $57 million for performance obligations of our Wheelabrator business, divested in 2014. In February 2019, Wheelabrator was acquired by a third party, at which time we agreed to continue to provide such guarantees. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing, and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, and we do not expect the financial impact of operational and financial performance guarantees to materially exceed the recorded fair value.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $145 million higher than the $239 million recorded in the Condensed Consolidated Balance Sheet as of September 30, 2019. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2019, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s selected remedy for the site. Allocation of responsibility among the PRPs for the selected remedy has not been established. As of September 30, 2019 and December 31, 2018, the recorded liability for MIMC’s estimated potential share of the EPA’s selected remedy and related costs was $56 million and $55 million, respectively. MIMC’s ultimate liability could be materially different from current estimates.

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

Litigation — As a large company with operations across the U.S. and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Actions that have been filed against us, and that may be filed against us in the future, include personal injury, property damage, commercial, customer, and employment-related claims, including purported state and national class action lawsuits related to: alleged environmental contamination, including releases of hazardous material and odors; sales and marketing practices, customer service agreements and prices and fees; and federal and state wage and hour and other laws. The plaintiffs in some actions seek unspecified damages, injunctive relief, or both. These actions are in various procedural stages, and some are covered, in part, by insurance. We currently do not believe that the eventual outcome of any such actions will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Tier 1 is comprised of our operations across the Southern U.S., with the exception of Southern California and the Florida peninsula, and also includes the New England states, the tri-state area of Michigan, Indiana and Ohio, and Western Canada. Tier 2 includes Southern California, Eastern Canada, Wisconsin and Minnesota. Tier 3 encompasses all the remaining operations including the Pacific Northwest, Northern California, the Mid-Atlantic region of the U.S., the Florida peninsula, Illinois and Missouri.

The operating segments not evaluated and overseen through the 17 Areas are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues	Revenues	Operations
Three Months Ended September 30:
2019
Solid Waste:
Tier 1	$1,610	$(300)	$1,310	$432
Tier 2	714	(135)	579	153
Tier 3	1,891	(369)	1,522	351
Solid Waste	4,215	(804)	3,411	936
Other (a)	589	(33)	556	(36)
	4,804	(837)	3,967	900
Corporate and Other	—	—	—	(166)
Total	$4,804	$(837)	$3,967	$734

2018
Solid Waste:
Tier 1	$1,506	$(277)	$1,229	$416
Tier 2	671	(127)	544	142
Tier 3	1,818	(353)	1,465	291
Solid Waste	3,995	(757)	3,238	849
Other (a)	629	(45)	584	(15)
	4,624	(802)	3,822	834
Corporate and Other	—	—	—	(135)
Total	$4,624	$(802)	$3,822	$699

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues	Revenues	Operations
Nine Months Ended September 30:
2019
Solid Waste:
Tier 1	$4,704	$(869)	$3,835	$1,258
Tier 2	2,060	(390)	1,670	437
Tier 3	5,515	(1,074)	4,441	1,005
Solid Waste	12,279	(2,333)	9,946	2,700
Other (a)	1,757	(94)	1,663	(124)
	14,036	(2,427)	11,609	2,576
Corporate and Other	—	—	—	(525)
Total	$14,036	$(2,427)	$11,609	$2,051

2018
Solid Waste:
Tier 1	$4,364	$(787)	$3,577	$1,176
Tier 2	1,947	(361)	1,586	405
Tier 3	5,227	(1,012)	4,215	877
Solid Waste	11,538	(2,160)	9,378	2,458
Other (a)	1,849	(155)	1,694	(25)
	13,387	(2,315)	11,072	2,433
Corporate and Other	—	—	—	(411)
Total	$13,387	$(2,315)	$11,072	$2,022
(a)	“Other” includes (i) our Strategic Business Solutions (“WMSBS”) organization; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental Services (“EES”) and WM Renewable Energy organizations that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Commercial	$1,069	$1,007	$3,147	$2,948
Residential	661	639	1,956	1,885
Industrial	766	723	2,190	2,068
Other	130	117	361	333
Total collection	2,626	2,486	7,654	7,234
Landfill	993	926	2,880	2,646
Transfer	471	445	1,357	1,257
Recycling	245	337	800	954
Other (a)	469	430	1,345	1,296
Intercompany (b)	(837)	(802)	(2,427)	(2,315)
Total	$3,967	$3,822	$11,609	$11,072
(a)	The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

Fluctuations in our operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business, changes in commodity prices and general economic conditions. In addition, our revenues and income from operations typically reflect seasonal patterns. Our operating revenues tend to be somewhat higher in summer months, primarily due to higher construction and demolition waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the Areas impacted. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the Areas affected. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, such revenue can generate earnings at comparatively lower margins as a result of significant start-up costs and other factors.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition

Petro Waste — On March 8, 2019, Waste Management Energy Services Holdings, LLC, an indirect wholly-owned subsidiary of WM, acquired Petro Waste. The acquired business provides comprehensive oilfield environmental services and solid waste disposal facilities in the Permian Basin and the Eagle Ford Shale. The acquisition is intended to expand our offerings and enhance the quality of solid waste disposal services for oil and gas exploration and production operations in Texas. Our purchase price is expected to be primarily allocated to seven landfills, which are included in our property and equipment. The allocation of purchase price for Petro Waste is preliminary and is subject to standard post-closing adjustments. The acquisition was funded with borrowings under our commercial paper program. For the three and nine months ended September 30, 2019, the impact of the acquisition was not material to our consolidated financial statements.

10.  Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the nine months ended September 30, 2018, we recognized a net gain of $14 million, primarily related to net gains from divestitures of $43 million from the sale of certain ancillary operations, which were partially offset by a $29 million charge, during the third quarter of 2018, to impair a landfill in our Tier 3 segment based on an internally developed discounted projected cash flow analysis, taking into account continued volume decreases and revised capping cost estimates.

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

11.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2018	$(32)	$23	$(76)	$(2)	$(87)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $4, $0 and $0, respectively	—	13	36	—	49
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $2, $0, $0 and $0, respectively	6	—	—	(1)	5
Net current period other comprehensive income (loss)	6	13	36	(1)	54
Balance, September 30, 2019	$(26)	$36	$(40)	$(3)	$(33)

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We announced in December 2018 that the Board of Directors authorized up to $1.5 billion in future share repurchases, which superseded and replaced remaining authority under any prior Board of Directors authorization for share repurchases after the completion of our open market repurchases noted above. As a result of the pending acquisition of Advanced Disposal discussed in Note 9, we decided to limit 2019 share repurchases to an amount sufficient to offset dilution impacts from our stock-based compensation plans. In May 2019, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $180 million of our common stock. At the beginning of the repurchase period, we delivered $180 million cash and received 1.3 million shares based on a stock price of $109.59. The ASR agreement completed in September 2019, at which time we received 0.3 million additional shares based on a final weighted average per share price of $114.76.

As of September 30, 2019, the Company has authorization for $1.3 billion of future share repurchases. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant. As a result of the pending acquisition discussed in Note 9, we do not expect additional share repurchases in 2019.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	September 30,	December 31,
	2019	2018
Fair Value Measurements Using:
Quoted prices in active markets (Level 1):
Money market funds (a)	$2,918	$70
	2,918	70

Significant other observable inputs (Level 2):
Available-for-sale securities (b)	352	288
	352	288

Significant unobservable inputs (Level 3):
Redeemable preferred stock (c)	49	66
	49	66

Total Assets	$3,319	$424
(a)	Our money market funds are invested in high-yield secure and stable funds. The increase in 2019 is primarily due to proceeds from our May 2019 issuance of senior notes and our September 2019 issuance of Canadian senior notes. See Note 3 for additional information.
(b)	Our available-for-sale securities generally mature over the next ten years.
(c)	When available, Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions. In the first quarter of 2019, we redeemed our preferred stock received in conjunction with the 2014 sale of our Puerto Rico operations for $17 million. At the time of redemption, the value of redeemable preferred stock was $20 million, resulting in a $3 million loss on investment.

Fair Value of Debt

As of September 30, 2019 and December 31, 2018, the carrying value of our debt was $13.4 billion and $10.0 billion, respectively. The estimated fair value of our debt was approximately $14.6 billion and $10.1 billion as of September 30, 2019 and December 31, 2018, respectively. The increase in the fair value of our debt in 2019 is primarily due to $3.1 billion of net borrowings (inclusive of net commercial paper repayments), which are discussed further in Note 3, and decreases in current market rates for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2019 and December 31, 2018. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties and Refined Coal Facility Investments

We do not consolidate our investments in entities established to manage low-income housing properties and a refined coal facility because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $321 million and $189 million as of September 30, 2019 and December 31, 2018, respectively. The debt balance related to our investments in low-income housing properties was $278 million and $151 million as of September 30, 2019 and December 31, 2018, respectively. Additional information related to these investments is discussed in Note 5.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as we either do not have the (i) power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $97 million and $92 million as of September 30, 2019 and December 31, 2018, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of our accumulated other comprehensive income (loss). These trusts had a fair value of $108 million and $103 million as of September 30, 2019 and December 31, 2018, respectively.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

September 30, 2019

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,863	$—	$52	$—	$2,915
Other current assets	48	4	2,639	(46)	2,645
	2,911	4	2,691	(46)	5,560
Property and equipment, net	—	—	12,805	—	12,805
Investments in affiliates	25,940	26,367	—	(52,307)	—
Advances to affiliates	—	—	17,930	(17,930)	—
Other assets	5	10	8,729	—	8,744
Total assets	$28,856	$26,381	$42,155	$(70,283)	$27,109

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$14	$—	$197	$—	$211
Accounts payable and other current liabilities	113	7	2,704	(46)	2,778
	127	7	2,901	(46)	2,989
Long-term debt, less current portion	10,611	248	2,288	—	13,147
Due to affiliates	18,039	188	6,709	(24,936)	—
Other liabilities	3	—	4,183	—	4,186
Total liabilities	28,780	443	16,081	(24,982)	20,322
Equity:
Stockholders’ equity	6,785	25,938	26,369	(52,307)	6,785
Advances to affiliates	(6,709)	—	(297)	7,006	—
Noncontrolling interests	—	—	2	—	2
	76	25,938	26,074	(45,301)	6,787
Total liabilities and equity	$28,856	$26,381	$42,155	$(70,283)	$27,109

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2019

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$4,012	$(45)	$3,967
Costs and expenses	45	—	3,233	(45)	3,233
Income from operations	(45)	—	779	—	734
Other income (expense):
Interest expense, net	(92)	(5)	(8)	—	(105)
Loss on early extinguishment of debt	—	—	(1)	—	(1)
Equity in earnings of subsidiaries, net of tax	595	602	—	(1,197)	—
Other, net	—	72	(13)	(72)	(13)
	503	669	(22)	(1,269)	(119)
Income before income taxes	458	669	757	(1,269)	615
Income tax expense (benefit)	(37)	2	155	—	120
Consolidated net income	495	667	602	(1,269)	495
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Waste Management, Inc.	$495	$667	$602	$(1,269)	$495

Three Months Ended September 30, 2018

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,866	$(44)	$3,822
Costs and expenses	44	—	3,123	(44)	3,123
Income from operations	(44)	—	743	—	699
Other income (expense):
Interest expense, net	(78)	(6)	(9)	—	(93)
Equity in earnings of subsidiaries, net of tax	589	592	—	(1,181)	—
Other, net	—	—	(9)	—	(9)
	511	586	(18)	(1,181)	(102)
Income before income taxes	467	586	725	(1,181)	597
Income tax expense (benefit)	(32)	(2)	133	—	99
Consolidated net income	499	588	592	(1,181)	498
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to Waste Management, Inc.	$499	$588	$593	$(1,181)	$499

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2019

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$11,746	$(137)	$11,609
Costs and expenses	137	—	9,558	(137)	9,558
Income from operations	(137)	—	2,188	—	2,051
Other income (expense):
Interest expense, net	(258)	(15)	(28)	—	(301)
Loss on early extinguishment of debt	(70)	(14)	(1)	—	(85)
Equity in earnings of subsidiaries, net of tax	1,565	1,594	—	(3,159)	—
Other, net	—	68	(87)	(72)	(91)
	1,237	1,633	(116)	(3,231)	(477)
Income before income taxes	1,100	1,633	2,072	(3,231)	1,574
Income tax expense (benefit)	(123)	(4)	477	—	350
Consolidated net income	1,223	1,637	1,595	(3,231)	1,224
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income attributable to Waste Management, Inc.	$1,223	$1,637	$1,594	$(3,231)	$1,223

Nine Months Ended September 30, 2018

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$11,204	$(132)	$11,072
Costs and expenses	132	—	9,050	(132)	9,050
Income from operations	(132)	—	2,154	—	2,022
Other income (expense):
Interest expense, net	(232)	(15)	(30)	—	(277)
Equity in earnings of subsidiaries, net of tax	1,662	1,672	—	(3,334)	—
Other, net	—	—	(28)	—	(28)
	1,430	1,657	(58)	(3,334)	(305)
Income before income taxes	1,298	1,657	2,096	(3,334)	1,717
Income tax expense (benefit)	(96)	(4)	425	—	325
Consolidated net income	1,394	1,661	1,671	(3,334)	1,392
Less: Net income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income attributable to Waste Management, Inc.	$1,394	$1,661	$1,673	$(3,334)	$1,394

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30:
2019
Comprehensive income	$497	$667	$589	$(1,269)	$484
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Waste Management, Inc.	$497	$667	$589	$(1,269)	$484

2018
Comprehensive income	$501	$588	$623	$(1,181)	$531
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income attributable to Waste Management, Inc.	$501	$588	$624	$(1,181)	$532

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Nine Months Ended September 30:
2019
Comprehensive income	$1,229	$1,637	$1,643	$(3,231)	$1,278
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income attributable to Waste Management, Inc.	$1,229	$1,637	$1,642	$(3,231)	$1,277

2018
Comprehensive income	$1,400	$1,661	$1,646	$(3,334)	$1,373
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Waste Management, Inc.	$1,400	$1,661	$1,648	$(3,334)	$1,375

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2019

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$2,852	$—	$2,852
Investing activities	—	—	(2,096)	—	(2,096)
Financing activities	—	—	2,080	—	2,080
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	1	—	1
Intercompany activity	2,863	—	(2,863)	—	—
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	2,863	—	(26)	—	2,837
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	183	—	183
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$2,863	$—	$157	$—	$3,020

Nine Months Ended September 30, 2018

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$2,658	$—	$2,658
Investing activities	—	—	(1,506)	—	(1,506)
Financing activities	—	—	(1,015)	—	(1,015)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	—	—	137	—	137
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	293	—	293
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$430	$—	$430
(a)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries. Cash, cash equivalents and restricted cash and cash equivalents of WM as of September 30, 2019 include remaining proceeds from our senior note issuances which are discussed further in Notes 3 and 13.

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

The first nine months of 2019 have benefited from a generally favorable macro-economic environment, including steady spending by consumers and businesses, which have led to volume and gross margin growth. We continued to see growth in our collection and disposal lines of business, particularly in the segments of our business driven by the consumer portion of the economy. The volume growth is the result of proactive efforts taken to work with our customers as their needs expand to identify service upgrade opportunities and growth in our municipal solid waste business. Our landfill volumes have also been favorably impacted by clean-up efforts from natural disasters in California during 2019 and event-driven projects. The portion of our business driven by the industrial segment of the economy, such as special waste, continues to show growth, although the pace of growth is starting to moderate as large industrial customers take a more cautious approach to awarding work. Additionally, our continued focus on developing a sustainable recycling business model that meets customers’ environmental needs by passing through the increasing cost of processing and higher contamination rates led to continued improved operating results through the first nine months of 2019; however, with continued pressure from lower recycling commodity prices, we expect operating results for our recycling business in 2019 to be lower when compared to 2018.

Current Quarter Financial Results

During the third quarter of 2019, we continued to produce strong operating results from our collection and disposal business, driven by favorable market conditions and our continued focus on delivering an outstanding customer experience and continuous improvement. The Company continued its commitment to supporting both organic and inorganic growth during the third quarter of 2019, allocating $483 million of available cash to capital expenditures and $76 million to the acquisition of solid waste businesses. We also allocated $218 million to our shareholders during the third quarter of 2019 through dividends.

Key elements of our financial results for the current quarter include:

●	Revenues of $3,967 million, compared with $3,822 million in the prior year period, an increase of $145 million, or 3.8%. The increase is primarily attributable to (i) higher collection and landfill volume growth due to favorable market conditions; (ii) increased yield in our collection and disposal business and (iii) acquisitions, partially offset by lower market prices for recycling commodities;
●	Operating expenses of $2,441 million, or 61.5% of revenues, compared with $2,373 million, or 62.1% of revenues, in the prior year period. The $68 million increase is primarily attributable to higher volumes and cost inflation in the current year period, partially offset by decreased cost of goods sold primarily due to lower market prices for recycling commodities;
●	Selling, general and administrative expenses of $386 million, or 9.7% of revenues, compared with $345 million, or 9.0% of revenues, in the prior year period. This increase of $41 million is primarily attributable to higher costs associated with planned investments in our people and technology, increased acquisition-related costs and litigation reserves;
●	Income from operations of $734 million, or 18.5% of revenues, compared with $699 million, or 18.3% of revenues, in the prior year period. The current year period is favorably impacted by strong operating results primarily in our collection and disposal business, partially offset by investments we are making in technology. Additionally, the prior year period was unfavorably impacted by the impairment of a landfill;
●	Net income attributable to Waste Management, Inc. was $495 million, or $1.16 per diluted share, compared with $499 million, or $1.16 per diluted share, in the prior year period. Net income in the third quarter of 2019 was impacted by an increase in interest expense resulting from our May 2019 issuance of $4.0 billion in senior notes, discussed further below in Liquidity and Capital Resources, and an increase in our current quarter income tax expense;
●	Net cash provided by operating activities was $952 million compared with $874 million in the prior year period; and
●	Free cash flow was $478 million compared with $480 million in the prior year period. The increase in cash flow provided by operating activities noted above was offset by an increase in capital expenditures resulting from our intentional focus on accelerating certain collection fleet and landfill spending to support the Company’s strong collection and disposal growth, which resulted in free cash flow being relatively flat on a year-over-year basis. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Commercial	$1,069	$1,007	$3,147	$2,948
Residential	661	639	1,956	1,885
Industrial	766	723	2,190	2,068
Other	130	117	361	333
Total collection	2,626	2,486	7,654	7,234
Landfill	993	926	2,880	2,646
Transfer	471	445	1,357	1,257
Recycling	245	337	800	954
Other (a)	469	430	1,345	1,296
Intercompany (b)	(837)	(802)	(2,427)	(2,315)
Total	$3,967	$3,822	$11,609	$11,072
(a)	The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2019 vs. 2018				Period-to-Period Change for the Nine Months Ended September 30, 2019 vs. 2018
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$87	2.6%			$256	2.7%
Recycling commodities	(73)	(22.6)			(139)	(15.3)
Fuel surcharges and mandated fees	(10)	(6.3)			(3)	(0.7)
Total average yield (c)			$4	0.1%			$114	1.0%
Volume			98	2.6			361	3.3
Internal revenue growth			102	2.7			475	4.3
Acquisitions			57	1.5			173	1.6
Divestitures			(12)	(0.3)			(94)	(0.9)
Foreign currency translation			(2)	(0.1)			(17)	(0.1)
Total			$145	3.8%			$537	4.9%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Nine Months Ended
	September 30, 2019 vs. 2018		September 30, 2019 vs. 2018
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$23	2.5%	$65	2.4%
Industrial	25	3.8	77	4.0
Residential	20	3.2	62	3.4
Total collection	68	2.9	204	3.0
Landfill	11	2.0	31	1.9
Transfer	8	3.3	21	3.1
Total collection and disposal	$87	2.6%	$256	2.7%

Our strategic pricing efforts focus on ensuring we overcome inflationary cost pressures and grow margins. This strategy has been most successful in our collection business. We are also experiencing solid growth in our landfill and transfer businesses, with our municipal solid waste business experiencing 3.7% and 3.6% average yield growth for the three and nine months ended September 30, 2019, respectively, as compared with the prior year periods.

Recycling Commodities — Decreases in the market prices for recycling commodities resulted in revenue decline of $73 million and $139 million for the three and nine months ended September 30, 2019, respectively, as compared with the prior year periods. We partially offset our revenue decline from market prices for recycling commodities by assessing fees to cover the higher costs of handling contaminated recycling materials. Average market prices for recycling commodities at the Company’s facilities were almost 40% and 33% lower for the three and nine months ended September 30, 2019, respectively, as compared with the prior year periods. We have seen decreased demand from paper mills around the world which has driven prices to historical low averages. There are several domestic mill projects anticipated to start within the next twelve months that we expect will add additional capacity and more local demand for recycled materials. However, we do not expect material changes in market prices for recycling commodities as a result of this additional capacity. The cardboard packaging industry has been impacted by slower global demand, retail store closures and e-commerce packaging efficiency. We expect slower global demand to remain through 2019, which will continue to put downward pressure on average market prices for recycling commodities.

Fuel Surcharges and Mandated Fees — These fees, which are predominantly generated by our fuel surcharge program, declined for the three and nine months ended September 30, 2019 as compared with the prior year periods. Fuel surcharge revenues are based on and fluctuate in response to changes in the national average prices for diesel fuel. This decline was partially offset by mandated fees which are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume

Our revenues from volumes increased $98 million, or 2.6%, and $361 million, or 3.3%, for the three and nine months ended September 30, 2019, respectively, as compared with the prior year periods, excluding volumes from acquisitions and divestitures.

We experienced higher volumes due to favorable market conditions in our collection and disposal business and our focus on customer service and disciplined growth. We have experienced significant volume growth with existing customers, particularly in our commercial collection business. The volume growth is the result of proactive efforts taken to work with our customers as their needs expand to identify service upgrade opportunities. Our landfill volumes have been favorably impacted by clean-up efforts from natural disasters in California during 2019, event-driven projects in our special waste business and growth in our municipal solid waste business. Additionally, we experienced favorable volume growth from our WMSBS organization.

Operating Expenses

The following table summarizes the major components of our operating expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
Labor and related benefits	$717	18.1%	$681	17.8%	$2,087	18.0%	$2,008	18.1%
Transfer and disposal costs	304	7.7	285	7.5	867	7.5	824	7.4
Maintenance and repairs	345	8.7	320	8.4	1,012	8.7	934	8.4
Subcontractor costs	404	10.2	355	9.3	1,140	9.8	1,006	9.1
Cost of goods sold	123	3.1	202	5.3	435	3.7	582	5.3
Fuel	101	2.5	111	2.9	306	2.6	299	2.7
Disposal and franchise fees and taxes	164	4.1	155	4.0	471	4.1	444	4.0
Landfill operating costs	92	2.3	80	2.1	283	2.4	240	2.2
Risk management	69	1.7	70	1.8	204	1.8	175	1.6
Other	122	3.1	114	3.0	377	3.3	358	3.2
	$2,441	61.5%	$2,373	62.1%	$7,182	61.9%	$6,870	62.0%

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

Other significant items affecting the comparability of operating expenses for the reported periods include:

Labor and Related Benefits — The increase was driven by volume growth in our collection business as well as cost inflation noted above. These cost increases were offset, in part, by lower bonus costs related to a plan established in early 2018 targeted at improving employee retention.

Maintenance and Repairs — The increase was largely driven by cost inflation noted above which primarily impacted labor, parts, third-party services, tires and building costs. In addition, the nine months ended September 30, 2019 were impacted by a $16 million non-cash charge to write off certain equipment costs in the second quarter of 2019 related to our Other segment.

Cost of Goods Sold — The decrease was primarily driven by lower market prices for recycling commodities. In addition, the nine months ended September 30, 2019 was impacted by lower costs due to the sale of certain ancillary operations in the second quarter of 2018.

Fuel — The decrease in fuel costs for the three months ended September 30, 2019 was due to lower market prices for diesel fuel. The increase during the nine months ended September 30, 2019 was primarily driven by a $28 million benefit from federal natural gas fuel credits received in the first quarter of 2018 that did not extend into 2019, partially offset by lower prices for diesel fuel.

Landfill Operating Costs — The increase for the nine months ended September 30, 2019 was primarily due to higher leachate management costs driven largely by inclement weather in certain parts of North America. Additionally, the nine months ended September 30, 2019 includes a $7 million charge for the remeasurement of our environmental remediation obligations and recovery assets due to a decrease in U.S. treasury rates, which are used in determining the risk-free discount rate for these balances. See Note 2 to the Condensed Consolidated Financial Statements for additional information.

Risk Management — The increase for the nine months ended September 30, 2019 was primarily the result of higher claims costs in our collection business.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
Labor and related benefits	$254	6.4%	$231	6.0%	$769	6.6%	$723	6.5%
Professional fees	36	0.9	29	0.8	114	1.0	82	0.7
Provision for bad debts	7	0.2	13	0.3	26	0.2	34	0.3
Other	89	2.2	72	1.9	277	2.4	244	2.3
	$386	9.7%	$345	9.0%	$1,186	10.2%	$1,083	9.8%

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The increase was primarily due to (i) an increase in headcount and merit increases and (ii) increased contract labor costs driven by our planned investments in technology. Additionally, the nine-month period was impacted by higher incentive compensation in 2019.

Professional Fees — The increase was primarily driven by higher consulting fees, largely due to our strategic investments in operating, customer facing and back-office technologies, as well as costs incurred in preparation for our pending acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”).

Other — The increase was principally driven by higher litigation reserves and increased infrastructure costs associated with our investments in technology.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
Depreciation of tangible property and equipment	$225	5.7%	$208	5.4%	$659	5.7%	$624	5.6%
Amortization of landfill airspace	152	3.8	143	3.7	440	3.8	409	3.7
Amortization of intangible assets	27	0.7	25	0.7	80	0.7	74	0.7
	$404	10.2%	$376	9.8%	$1,179	10.2%	$1,107	10.0%

The increase in depreciation of tangible property and equipment during the three and nine months ended September 30, 2019, compared to the prior year periods, was primarily due to higher capital expenditures in the current year periods due to an intentional focus on accelerating certain fleet and landfill spending to support the Company’s strong collection and disposal growth. The increase in amortization of landfill airspace during the three and nine months ended September 30, 2019, compared to the prior year periods, was primarily driven by increased volumes.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the nine months ended September 30, 2018, we recognized a net gain of $14 million, primarily related to net gains from divestitures of $43 million from the sale of certain ancillary operations, which were partially offset by a $29 million charge to impair a landfill in our Tier 3 segment which was recognized during the third quarter of 2018. The impairment was based on an internally developed discounted projected cash flow analysis, taking into account continued volume decreases and revised capping cost estimates for the landfill.

Income from Operations

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2019	2018	Change		2019	2018	Change
Solid Waste:
Tier 1	$432	$416	$16	3.8%	$1,258	$1,176	$82	7.0%
Tier 2	153	142	11	7.7	437	405	32	7.9
Tier 3	351	291	60	20.6	1,005	877	128	14.6
Solid Waste	936	849	87	10.2	2,700	2,458	242	9.8
Other	(36)	(15)	(21)	*	(124)	(25)	(99)	*
Corporate and Other	(166)	(135)	(31)	23.0	(525)	(411)	(114)	27.7
Total	$734	$699	$35	5.0%	$2,051	$2,022	$29	1.4%
Percentage of revenues	18.5%	18.3%			17.7%	18.3%

* Percentage change does not provide a meaningful comparison.

The significant items affecting income from operations for our segments during the three and nine months ended September 30, 2019, as compared with the prior year periods, are summarized below:

●	Solid Waste — The increase in income from operations for our collection and disposal business was primarily driven by internal revenue growth. Additionally, the 2018 periods were impacted by the impairment of a landfill in our Tier 3 segment. This increase was offset, in part, by (i) higher operating costs, driven by increased volumes, higher depreciation related to new trucks and equipment and higher labor, maintenance and repair costs; (ii) lower recycling commodity prices and (iii) federal natural gas fuel credits received in the first quarter of 2018 that did not extend into 2019.
●	Other — Lower income from operations is a result of (i) net gains from divestitures of certain ancillary operations in the prior year periods; (ii) a $16 million non-cash charge to write off certain equipment costs in the second quarter of 2019 and (iii) increases in risk management costs as a result of higher claims costs in our collection business.
●	Corporate and Other — The decrease in income from operations was driven by increased expenses as a result of (i) higher consulting fees, largely due to the investments we are making in operating, customer facing and back-office technologies; (ii) increased group insurance costs; (iii) additional litigation reserves; (iv) preparation for our pending acquisition of Advanced Disposal and (v) a $7 million charge for the remeasurement of environmental remediation obligations and recovery assets in the second quarter of 2019. Additionally, we recognized higher incentive compensation costs during the nine months ended September 30, 2019.

Interest Expense, Net

Our interest expense, net was $105 million and $301 million during the three and nine months ended September 30, 2019, respectively, compared to $93 million and $277 million during the three and nine months ended September 30, 2018, respectively. The increases are primarily attributable to our May 2019 issuance of $4.0 billion senior notes, partially offset by related increases in interest income as a result of higher cash and cash equivalents balances. These items are discussed further below in Liquidity and Capital Resources.

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

In the third quarter of 2019, we elected to refund and reissue $99 million of tax-exempt bonds, which resulted in the recognition of a $1 million loss on early extinguishment of debt in our Condensed Consolidated Statement of Operations.

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

Income Tax Expense

Our income tax expense was $120 million and $350 million for the three and nine months ended September 30, 2019, respectively, compared to $99 million and $325 million for the three and nine months ended September 30, 2018, respectively. Our effective income tax rate was 19.4% and 22.2% for the three and nine months ended September 30, 2019, respectively, compared to 16.6% and 18.9% for the three and nine months ended September 30, 2018, respectively. The increase in our effective income tax rate when comparing the three and nine months ended September 30, 2019 with the prior year periods results from income tax benefits for adjustments to deferred taxes due to changes in state and foreign laws and the impacts of enactment of tax reform in 2018; partially offset by higher federal tax credits in 2019. The increase in our effective tax rate for the nine-month comparison also results from an income tax benefit related to the settlement of various tax audits in 2018 and an impairment charge in 2019 which was not deductible for tax purposes. See Other, Net above for additional information.

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

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$2,915	$61
Restricted trust and escrow accounts:
Insurance reserves	$289	$252
Final capping, closure, post-closure and environmental remediation funds	108	103
Other	9	11
Total restricted trust and escrow accounts (a)	$406	$366
Debt:
Current portion	$211	$432
Long-term portion	13,147	9,594
Total debt	$13,358	$10,026
(a)	Includes $70 million as of September 30, 2019 and December 31, 2018 in other current assets in our Condensed Consolidated Balance Sheets.

Cash and cash equivalents — Cash and cash equivalents at September 30, 2019, include proceeds from the May 2019 issuance of senior notes and our September 2019 issuance of Canadian senior notes. These items are discussed further below and in Note 3 to the Condensed Consolidated Financial Statements.

Debt — As of September 30, 2019, we had $1.3 billion of debt maturing within the next 12 months, including (i) $600 million of 4.75% senior notes that mature in June 2020; (ii) $529 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iii) $211 million of other debt with scheduled maturities within the next 12 months, including $124 million of tax-exempt bonds. As of September 30, 2019, we have classified $1.1 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $2.75 billion long-term U.S. and Canadian revolving credit facility (“$2.75 billion revolving credit facility”). The remaining $211 million is classified as current obligations.

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

In September 2019, Waste Management of Canada Corporation, an indirect wholly-owned subsidiary of WM, issued C$500 million, or $377 million, of 2.6% senior notes due September 23, 2026, all of which are fully and unconditionally guaranteed on a senior unsecured basis by WM and WM Holdings. The net proceeds from the debt issuance were C$496 million, or $373 million, which we intend to use for general corporate purposes.

See Note 3 to the Condensed Consolidated Financial Statements for more information related to the debt transactions.

Summary of Cash Flow Activity

The following is a summary of our cash flows (in millions):

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by operating activities	$2,852	$2,658
Net cash used in investing activities	$(2,096)	$(1,506)
Net cash provided by (used in) financing activities	$2,080	$(1,015)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $194 million for the nine months ended September 30, 2019, as compared with the prior year period, as a result of (i) higher earnings in the current year period primarily associated with our collection and disposal business and (ii) net favorable changes in our operating assets and liabilities, net of effects of acquisitions and divestitures; offset slightly by higher interest payments in the current year period.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine months ended September 30, 2019 and 2018 are summarized below:

●	Acquisitions — We spent $513 million and $342 million for acquisitions during the nine months ended September 30, 2019 and 2018, respectively, related to our Solid Waste business. These amounts exclude cash used in financing and operating activities related to the timing of contingent consideration paid. Our acquisition spending in 2019 is primarily attributable to Petro Waste Environmental LP, which is discussed further in Note 9 to the Condensed Consolidated Financial Statements.
●	Capital Expenditures — We used $1,532 million and $1,240 million for capital expenditures during the nine months ended September 30, 2019 and 2018, respectively. The increase is primarily due to an intentional focus on accelerating certain collection fleet and landfill spending to support the Company’s strong collection and disposal growth.
●	Other, Net — We used $80 million of cash for other investing activities during the nine months ended September 30, 2019, which was primarily related to (i) changes in our investments portfolio associated with a wholly-owned insurance captive from restricted cash and cash equivalents to available-for-sale securities and (ii) a $20 million initial cash payment for low-income housing investments, which is discussed further in Note 5 to the Condensed Consolidated Financial Statements. These items were partially offset by cash proceeds from the redemption of our preferred stock received in conjunction with the 2014 sale of our Puerto Rico operations, which is discussed in Note 13 to the Condensed Consolidated Financial Statements.

Net Cash Provided by (Used in) Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine months ended September 30, 2019 and 2018 are summarized below:

●	Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt (excluding our commercial paper program discussed below) for the nine months ended September 30 (in millions):

	2019	2018
Borrowings:
Revolving credit facility (a)	$—	$119
Canadian term loan and revolving credit facility	—	8
Senior notes	3,971	—
Canadian senior notes	373	—
Tax-exempt bonds	214	—
Other debt	—	47
	$4,558	$174
Repayments:
Revolving credit facility (a)	$(11)	$(75)
Canadian term loan and revolving credit facility	—	(117)
Senior notes	(257)	—
Tax-exempt bonds	(193)	(52)
Other debt	(41)	(94)
	$(502)	$(338)
Net cash borrowings (repayments)	$4,056	$(164)
(a)	Our revolving credit facility was amended and restated in June 2018.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Premiums Paid on Early Extinguishment of Debt — During the nine months ended September 30, 2019, we paid premiums of $84 million to retire certain high-coupon senior notes. See Note 3 to the Condensed Consolidated Financial Statements for further discussion of this transaction.
●	Commercial Paper Program — During the nine months ended September 30, 2019 and 2018, we made net cash repayments of $1,001 million and had net cash borrowings of $523 million (net of the related discount on issuance), respectively, under our commercial paper program. We repaid the outstanding balance in the second quarter of 2019 with proceeds from the May 2019 issuance of senior notes discussed above. Borrowings incurred in 2019 were primarily to support acquisitions and for general corporate purposes.
●	Common Stock Repurchase Program — During the nine months ended September 30, 2019, we repurchased $244 million of our common stock, which includes $180 million related to the May 2019 accelerated share repurchase agreement and $64 million in open market transactions. We also paid $4 million related to share repurchases executed in December 2018. We expect these 2019 share repurchases to achieve the intended share count reduction to offset dilution from our stock-based compensation plans. During the nine months ended September 30, 2018, we repurchased $750 million of our common stock. See Note 12 to the Condensed Consolidated Financial Statements for additional information.

As a result of the pending acquisition of Advanced Disposal discussed in Pending Acquisition below, we do not expect additional share repurchases in 2019.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors.

We paid cash dividends of $658 million and $605 million during the nine months ended September 30, 2019 and 2018, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.465 in 2018 to $0.5125 in 2019.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$952	$874	$2,852	$2,658
Capital expenditures	(483)	(404)	(1,532)	(1,240)
Proceeds from divestitures of businesses and other assets (net of cash divested)	9	10	29	106
Free cash flow	$478	$480	$1,349	$1,524

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

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 14 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 7 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended

September 30, 2019, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Seasonal Trends

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher construction and demolition waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the Areas impacted. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the Areas affected. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, such revenue can generate earnings at comparatively lower margins as a result of significant start-up costs and other factors.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information about market risks as of September 30, 2019 does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2019. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the third quarter of 2019 (shares in millions):

Issuer Purchases of Equity Securities

Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
July 1 — 31	—	$—	—	$1.3 billion
August 1 — 31	—	$—	—	$1.3 billion
September 1 — 30	0.3	$114.76	0.3	$1.3 billion
Total	0.3	$114.76	0.3

In May 2019, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $180 million of our common stock. At the beginning of the repurchase period, we delivered $180 million cash and received 1.3 million shares based on a stock price of $109.59. The ASR agreement completed in September 2019, at which time we received 0.3 million additional shares based on a final weighted average per share price of $114.76.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Senior Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Senior Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: October 23, 2019