Form 10-K
period 2019-12-31
WASTE MANAGEMENT INC
filed 2020-02-13
CIK 823768

s

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.   Yes ☑   No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ◻   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ◻
Non-accelerated filer	◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $48.8 billion. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange (“NYSE”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding as of February 7, 2020 was 424,708,758 (excluding treasury shares of 205,573,703).

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the 2020 Annual Meeting of Stockholders	Part III

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

WM was incorporated in Oklahoma in 1987 under the name “USA Waste Services, Inc.” and was reincorporated as a Delaware company in 1995. In a 1998 merger, the Illinois-based waste services company formerly known as Waste Management, Inc. became a wholly-owned subsidiary of WM and changed its name to Waste Management Holdings, Inc. (“WM Holdings”). At the same time, our parent holding company changed its name from USA Waste Services to Waste Management, Inc. Like WM, WM Holdings is a holding company and all operations are conducted by subsidiaries. For details on the financial position, results of operations and cash flows of WM, WM Holdings and their subsidiaries, see Note 22 to the Consolidated Financial Statements.

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

We are North America’s leading provider of comprehensive waste management environmental services. We partner with our residential, commercial, industrial and municipal customers and the communities we serve to manage and reduce waste at each stage from collection to disposal, while recovering valuable resources and creating clean, renewable energy. Our “Solid Waste” business is operated and managed locally by our subsidiaries that focus on distinct geographic areas and provide collection, transfer, disposal, and recycling and resource recovery services. Through our subsidiaries, we are also a leading developer, operator and owner of landfill gas-to-energy facilities in the United States (“U.S.”). During 2019, our largest customer represented less than 2% of annual revenues. We employed approximately 44,900 people as of December 31, 2019.

We own or operate 249 landfill sites, which is the largest network of landfills in North America. In order to make disposal more practical for larger urban markets, where the distance to landfills is typically farther, we manage 302 transfer stations that consolidate, compact and transport waste efficiently and economically. We also use waste to create energy, recovering the gas produced naturally as waste decomposes in landfills and using the gas in generators to make electricity. We are a leading recycler in North America, handling materials that include paper, cardboard, glass, plastic and metal. We provide cost-efficient, environmentally sound recycling programs for municipalities, businesses and households across the U.S. and Canada as well as other services that supplement our Solid Waste business.

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

We believe that execution of our strategy will deliver shareholder value and leadership in a dynamic industry. In addition, we intend to continue to return value to our stockholders through dividend payments and our common stock repurchase program. In December 2019, we announced that our Board of Directors expects to increase the quarterly dividend from $0.5125 to $0.545 per share for dividends declared in 2020, which is a 6.3% increase from the quarterly dividends we declared in 2019. This is an indication of our ability to generate strong and consistent cash flows and marks the 17th consecutive year of dividend increases. All quarterly dividends will be declared at the discretion of our Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

Operations

General

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. See Note 20 to the Consolidated Financial Statements for additional information about our reportable segments. We also provide additional services that are not managed through our Solid Waste business, as described below. These operations are presented in this report as “Other.” The services we currently provide include collection, landfill (solid and hazardous waste landfills), transfer, recycling and resource recovery and other services, as described below.

Collection. Our commitment to customers begins with a vast waste collection network. Collection involves picking up and transporting waste and recyclable materials from where it was generated to a transfer station, material recovery facility (“MRF”) or disposal site. We generally provide collection services under one of two types of arrangements:

●	For commercial and industrial collection services, typically we have a three-year service agreement. The fees under the agreements are influenced by factors such as collection frequency, type of collection equipment we furnish, type and volume or weight of the waste collected, distance to the disposal facility, labor costs, cost of disposal and general market factors. As part of the service, we provide steel containers to most customers to store their solid waste between pick-up dates. Containers vary in size and type according to the needs of our customers and the restrictions of their communities. Many are designed to be lifted mechanically and either emptied into a truck’s compaction hopper or directly into a disposal site. By using these containers, we can service most of our commercial and industrial customers with trucks operated by only one employee.
●	For most residential collection services, we have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that gives us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of three to 10 years. We also provide services under individual monthly subscriptions directly to households. The fees for residential collection are either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

Landfill. Landfills are the main depositories for solid waste in North America. As of December 31, 2019, we owned or operated 244 solid waste landfills and five secure hazardous waste landfills, which represents the largest network of landfills in North America. Solid waste landfills are constructed and operated on land with engineering safeguards that limit the possibility of water and air pollution, and are operated under procedures prescribed by regulation. A landfill must meet federal, state or provincial, and local regulations during its design, construction, operation and closure. The operation and closure activities of a solid waste landfill include excavation, construction of liners, continuous spreading and compacting of waste, covering of waste with earth or other acceptable material and constructing final capping of the landfill. These operations are carefully planned to maintain environmentally safe conditions and to maximize the use of the airspace.

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

Transfer. As of December 31, 2019, we owned or operated 302 transfer stations in North America. We deposit waste at these stations, as do other waste haulers. The solid waste is then consolidated and compacted to reduce the volume and increase the density of the waste and transported by transfer trucks or by rail to disposal sites.

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

Materials processing — Through our collection operations, we collect recyclable materials from residential, commercial and industrial customers and direct these materials to one of our MRFs for processing. As of December 31, 2019, we operated 103 MRFs where paper, cardboard, metals, plastics, glass, construction and demolition materials and other recycling commodities are recovered for resale or redirected for other purposes.

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

We develop, operate and promote projects for the beneficial use of landfill gas through our WM Renewable Energy organization. Landfill gas is produced naturally as waste decomposes in a landfill. The methane component of the landfill gas is a readily available, renewable energy source that can be gathered and used beneficially as an alternative to fossil fuel. The U.S. Environmental Protection Agency (“EPA”) endorses landfill gas as a renewable energy resource, in the same category as wind, solar and geothermal resources. As of December 31, 2019, we had 124 landfill gas beneficial use projects producing commercial quantities of methane gas at owned or operated landfills. For 97 of these projects, the processed gas is used to fuel electricity generators. The electricity is then sold to public utilities, municipal utilities or power cooperatives. For 15 of these projects, the landfill gas is processed to pipeline-quality natural gas and then sold to natural gas suppliers. For 12 of these projects, the gas is used at the landfill or delivered by pipeline to industrial customers as a direct substitute for fossil fuels in industrial processes.

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

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the Areas impacted. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the Areas affected as a result of the waste volumes generated by these events. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, due to significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

Employees

As of December 31, 2019, we had approximately 44,900 full-time employees, of which approximately 8,600 were employed in administrative and sales positions and the balance in operations. Approximately 8,400 of our employees are covered by collective bargaining agreements.

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

Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) a wholly-owned insurance captive, the sole business of which is to issue surety bonds and/or insurance policies on our behalf. Letters of credit generally are supported by our long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”) and other credit facilities established for that purpose.

Insurance

We carry a broad range of insurance coverages, including health and welfare, general liability, automobile liability, workers’ compensation, real and personal property, directors’ and officers’ liability, pollution legal liability and other coverages we believe are customary to the industry. Our exposure to loss for insurance claims is generally limited to the per-incident deductible under the related insurance policy. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. As of December 31, 2019, both our commercial General Liability Insurance Policy and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2019, our automobile liability insurance program included a per-incident deductible of up to $10 million. We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows. Our estimated insurance liabilities as of December 31, 2019 are summarized in Note 11 to the Consolidated Financial Statements.

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

The regulatory environment in which we operate is influenced by changes in leadership at the federal, state, provincial and local levels. The policies set forth under the current U.S. administration, for example, have included substantial changes to foreign trade policy and generally have been in favor of reducing regulation, including environmental regulation. We cannot predict what impact the current or future administrations will have on future regulations impacting our industry, especially given the number of rules currently in litigation, nor can we predict the timing of any such changes. Reduction of regulation may have a favorable impact on our operating costs, but the extensive environmental regulation applicable to landfills is a barrier to rapid entry that benefits our Company. Moreover, the risk reduction provided by stringent regulation is valuable to our customers and the communities we serve.

The primary U.S. federal statutes affecting our business are summarized below:

●	The Resource Conservation and Recovery Act of 1976 (“RCRA”), as amended, regulates handling, transporting and disposing of hazardous and non-hazardous waste and delegates authority to states to develop programs to ensure the safe disposal of solid waste. Landfills are regulated under Subtitle D of RCRA, which sets forth minimum federal performance and design criteria for solid waste landfills, and Subtitle C of RCRA, which establishes a federal program to manage hazardous wastes from cradle to grave. These regulations are typically implemented by the states, although states can impose requirements that are more stringent than the federal standards. We incur costs in complying with these standards in the ordinary course of our operations.
●	The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), as amended, which is also known as Superfund, provides for federal authority to respond directly to releases or threatened releases of hazardous substances into the environment that have created actual or potential environmental hazards. CERCLA’s primary means for addressing such releases is to impose strict liability for cleanup of disposal sites upon current and former site owners and operators, generators of the hazardous substances at the site and transporters who selected the disposal site and transported substances thereto. Liability under CERCLA is not dependent on the intentional release of hazardous substances; it can be based upon the release or threatened release of hazardous substances, even resulting from lawful, unintentional and attentive action, as the term is defined by CERCLA and other applicable statutes and regulations. The EPA may issue orders requiring responsible parties to perform response actions at sites, or the EPA may seek recovery of funds expended or to be expended in the future at sites. Liability may include contribution for cleanup costs incurred by a defendant in a CERCLA civil action or by an entity that has previously resolved its liability to federal or state regulators in an administrative or judicially-approved settlement. Liability under CERCLA could also include obligations to a potentially responsible party (“PRP”) that voluntarily expends site clean-up costs. Further, liability for damage to publicly-owned natural resources may also be imposed. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed and as a generator or transporter of hazardous substances disposed of at other locations.
●	The Federal Water Pollution Control Act of 1972, as amended, known as the Clean Water Act, regulates the discharge of pollutants into streams, rivers, groundwater, or other surface waters from a variety of sources, including solid and hazardous waste disposal sites. If our operations discharge any pollutants into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. In 1990, the EPA issued additional standards for management of storm water run-off that require landfills and other waste-handling facilities to obtain storm water discharge permits. Also, if a landfill or other facility discharges wastewater through a sewage system to a publicly-owned treatment works, the facility must comply with discharge limits imposed by the treatment works. Further, before the development or expansion of a landfill can alter or affect “wetlands,” a permit may have to be obtained providing for mitigation or replacement wetlands. The Clean Water Act provides for civil, criminal and administrative penalties for violations of its provisions.

●	The Clean Air Act of 1970, as amended, provides for federal, state and local regulation of the emission of air pollutants. Certain of our operations are subject to the requirements of the Clean Air Act, including large municipal solid waste landfills and landfill gas-to-energy facilities. In 1996, the EPA issued new source performance standards (“NSPS”) and emission guidelines (“EG”) controlling landfill gases from new and existing large landfills. In January 2003, the EPA issued Maximum Achievable Control Technology (“MACT”) standards for municipal solid waste landfills subject to the NSPS and EG. In August 2016, the EPA issued two new rules that serve to update the 1996 NSPS and EG regulatory requirements. These NSPS, EG and MACT regulations impose performance standards to minimize air emissions from large municipal solid waste landfills, subject most of these landfills to certain operating permit requirements under Title V of the Clean Air Act and, in many instances, require installation of landfill gas collection and control systems to control emissions or to treat and utilize landfill gas on- or off-site.
●	The Occupational Safety and Health Act of 1970 (“OSHA”), as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various reporting and record keeping obligations as well as disclosure and procedural requirements. Various standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. The Department of Transportation and OSHA, along with other federal agencies, have jurisdiction over certain aspects of hazardous materials and hazardous waste, including safety, movement and disposal. Various state and local agencies with jurisdiction over disposal of hazardous waste may seek to regulate movement of hazardous materials in areas not otherwise preempted by federal law.

We are also actively monitoring the following recent regulatory developments affecting our business:

●	With regard to regulatory developments under RCRA, the EPA published an advance notice of proposed rulemaking in December 2018 to consider whether to propose revisions to the municipal solid waste landfill criteria to support advances in liquids management. Although the notice does not reopen any existing regulations, we have been working closely with the EPA to ensure that the agency is aware of how future regulation could impact our industry. In July 2019, the EPA announced increases in the user fees accompanying the system that the agency uses to track hazardous waste shipments electronically. Later in 2019, the U.S. Department of Energy finalized a rule setting forth the fee that the agency will charge for the long-term storage and management of elemental mercury. Neither announcement is anticipated to adversely impact the Company’s hazardous business units, and we are working closely with both agencies to minimize risks more broadly to our industry.
●	With regard to regulatory requirements pertaining to greenhouse gas emissions, since 2014, decisions from the U.S Supreme Court and U.S. Court of Appeals for the D.C Circuit, as well as EPA policy memoranda, have significantly narrowed the applicability and scope of EPA permitting requirements for GHGs from stationary sources, including with respect to biogenic carbon dioxide (“CO2”) permitting. In 2016, the EPA proposed revisions to the Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas (“GHG”) permitting regulations establishing a significant emissions rate (“SER”) threshold, below which sources would not be required to implement additional control technologies for their GHG emissions. This SER threshold should prevent most of our operational changes, such as landfill expansions and beneficial gas recovery projects, from being subject to PSD or Title V permit requirements due to our GHG emissions – assuming the EPA classifies biogenic CO2 emissions from municipal solid waste and landfill gas as carbon neutral. The EPA has not yet finalized this rulemaking. The EPA also has not yet finalized its policy for addressing biogenic CO2 emissions from waste management; however, the EPA’s independent Science Advisory Board has recommended it treat waste-derived CO2 emissions as carbon neutral. These judicial and regulatory actions have reduced, and are expected to continue to reduce, the potential impact of the PSD and Title V GHG Tailoring Rule on our air permits, compliance and operating requirements.

Potential climate change, GHG regulatory, and corporate sustainability initiatives have influenced our business strategy to provide low-carbon services to our customers, and we increasingly view our ability to offer lower carbon services as a key component of our business growth. We continue to anticipate the needs of our customers, which include investing in and developing ever-more-advanced recycling and reuse technologies. If the U.S. were to impose a carbon tax or other form of GHG regulation increasing demand for low-carbon service offerings in the future, the services we are developing will be increasingly valuable.

●	We continue to monitor periodic regulatory actions to increase the stringency of certain National Ambient Air Quality Standards (“NAAQS”) which could affect the cost, timeliness and availability of air permits for new and modified large municipal solid waste landfills and landfill gas-to-energy facilities. While we cannot predict the ultimate outcome of potential revisions to NAAQS, we do not believe that the such requirements will have a material adverse impact on our business as a whole.
●	In December 2014, the EPA issued a final rule regulating the disposal and beneficial use of coal combustion residuals (“CCR”). This codification of the CCR rule provides utilities with a stable regulatory regime and encourages beneficial use of CCR in encapsulated uses (e.g., used in cement or wallboard), and use according to established industry standards (e.g., application of sludge for agricultural enrichment). The EPA also deemed disposal and beneficial use of CCR at permitted municipal solid waste landfills exempt from the new regulations because the RCRA Subtitle D standards applicable at municipal solid waste landfills provide at least equivalent protection. These standards are consistent with our approach to handling CCR at our sites currently, and the new standards have provided a growth opportunity for the Company. States may impose standards more stringent than the federal program, and under the 2016 Water Infrastructure Improvements for the Nation Act, may receive approval to run permitting programs for CCR in their states. In 2018, the U.S. Court of Appeals for the D.C Circuit vacated significant portions of the 2014 final rule and remanded the rule to the EPA for further revision. Between August and December of 2019, the EPA published three proposed rules aimed at providing utilities with some flexibility in closing or retrofitting unlined storage ponds and in regulating onsite storage of CCR for beneficial reuse. The Company will continue to monitor these rules to evaluate opportunities to provide CCR disposal services.
●	In May 2016, the EPA established lifetime health advisories for certain per- and polyfluoroalkyl substances (“PFAS”), a group of man-made chemicals that have been manufactured and used globally since the 1940s in products such as textiles, fire suppressants, cookware, packaging and plastics. PFAS are typically very persistent in the environment and can be found in water, soil and air. Citing concerns about potential adverse human health effects from exposure to PFAS, the EPA announced its “PFAS Action Plan” in February 2019 and has taken various actions to address PFAS contamination. Meanwhile, an increasing number of states have enacted new drinking water, surface water and/or groundwater limits for various PFAS, which has led to a patchwork of PFAS standards across the U.S. The EPA has stated that it will increase its regulatory oversight of PFAS in 2020, with proposals anticipated that would establish drinking water standards, expanded authority for PFAS remediation, chemical release reporting obligations, and guidance on PFAS disposal. Compliance with new and proposed PFAS standards is anticipated to result in additional expense to the Company, but such standards are also anticipated to present potential business opportunities in the area of PFAS management, treatment and disposal.
●	In August 2016, the EPA published two rules to update the 1996 standards with new requirements for landfill gas control and monitoring at both new municipal solid waste landfills (constructed or modified after July 17, 2014) as well as existing landfills (operating after November 8, 1987, and not modified after July 17, 2014). Working with our trade associations and other landfill owners and operators, we identified significant legal, technical and implementation concerns with the rules and together filed a judicial appeal of the rules while also filing administrative petitions asking that the EPA stay the rules and initiate a rulemaking process. We also alerted the EPA that its August 2016 rulemakings led to an inconsistent regulatory structure in which six separate overlapping and inconsistent sets of work practices now govern the disposal industry. In May 2017, the EPA granted our industry’s administrative petitions for reconsideration and rulemaking, signaling its intent to reconsider its 2016 rulemakings. However, the agency continues to move forward with two additional rulemaking packages (a federal plan to implement the 2016 rule for existing landfills and revisions to the existing MACT rule) that could lead to further regulatory confusion. We cannot predict the outcome of any of these ongoing rulemaking processes; however, we do not believe any such regulatory changes will have a material adverse impact on our business as a whole.

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

Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in the U.S. and Canada. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to undertake additional responsibilities, such as taking over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S. or Canada; however, state, provincial and local governments could take, and in some cases have taken, steps to implement EPR regulations. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste, recycling and other streams we manage and how we operate our business, including contract terms and pricing.

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

Recycling; Foreign Import and Export Regulations and Material Restrictions

Enforcement or implementation of foreign and domestic regulations can affect our ability to export products. A significant portion of the fiber that we market has historically been shipped to export markets across the globe, particularly China. In recent years, the Chinese government has announced bans on certain materials and begun to enforce extremely restrictive quality and other requirements that have significantly reduced China’s import of recyclables. The Chinese government has also limited the flow of material into China by restricting the issuance of required import licenses, and the restriction on import licenses is expected to constrict further in 2020. In addition, changes to foreign trade policy and tariffs imposed by the current U.S. administration have resulted in China imposing new tariffs on the import of recyclables. It is currently anticipated that China will ban the import of recyclables completely in 2021. Many other markets, both domestic and foreign, have tightened their quality expectations and limited or restricted the import of certain recyclables as well.

Such trade restrictions and tariffs have disrupted the global trade of recyclables, particularly fiber, creating excess supply and decreasing recyclable commodity prices. The heightened quality requirements have been difficult for the industry to achieve and have driven up operating costs. In particular, single-stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs to achieve quality standards. As recyclable commodity prices have fallen and operating costs have increased, recyclers are seeking to pass cost increases through to customers. The resulting price increase for recycling services in communities and at businesses in the U.S. has resulted in some customers reducing or eliminating their recycling service. Industry trade organizations and government agencies are engaged in discussions to mitigate long-term impacts to recycling programs and the industry as a whole.

For the past several years, we have been working with stakeholders to educate the public on the need to recycle properly. We are investing time and labor and working with customers to help improve quality and have seen improvement in the quality of material that we receive at our facilities. We have continued our focus on developing a sustainable recycling business model that meets customers’ environmental needs by passing through the increasing cost of processing and higher contamination rates, and these efforts had a positive impact on the operating results for our recycling business in 2019.

With a heightened awareness of the global problems caused by plastic waste in the environment, an increasing number of cities across the country have passed ordinances banning certain types of plastics from sale or use. Over 800 pieces of legislation, approximately 50% of which are bans on plastic bags, have been introduced in the U.S. regulating plastics: 660 passed, including 585 city ordinances. Others include bans on the sale or use of plastic straws, polystyrene plastic and single use packaging. These bans have increased pressure by manufacturers on our recycling facilities to accept a broader array of materials in curbside recycling programs to alleviate public pressures to ban the sale of those materials. However, with no viable end markets for recycling these materials, we and other recyclers are working to educate and remind customers of the need for end market demand and economic viability to support sustainable recycling programs. With increased focus on responsible management of plastics, we have taken a proactive approach to collaborate with buyers to ensure environmental sustainability goals are prioritized in managing the product we sell.

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

Investment in Natural Gas Vehicles and Infrastructure

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. As of December 31, 2019, we were operating 8,924 natural gas trucks and 145 natural gas fueling facilities; 25 of these fueling stations also serve the public, and in some cases our facilities serve the fleet of pre-approved third parties. Concerns have been raised about the potential for emissions from the fueling stations and infrastructure that serve natural gas-fueled vehicles. Additional regulation of, or restrictions on, natural gas fueling infrastructure or reductions in associated tax incentives could increase our operating costs. We are not yet able to evaluate potential operating changes or costs associated with such regulations, but we do not anticipate that such regulations would have a material adverse impact on our business.

There is increasing pressure to reduce the use of fossil fuel in the heavy-duty truck industry, and some cities and states are beginning to discuss requirements for using more advanced engine technology, such as electric powered vehicles, rather than natural gas or diesel vehicles. Although current options for heavy-duty electric vehicles lack sufficient range and proven experience for our operations, requirements to transition to electric powered vehicles could increase our cost of vehicles and impair our investment in our natural gas fleet and infrastructure.

Renewable Fuel Production

We have invested, and continue to invest, in facilities to capture and treat renewable natural gas (“RNG”) from the Company’s landfills, and RNG from landfill biogas is a significant source of fuel for our natural gas collection vehicles. The Energy Policy Act of 2005 and Energy Independence and Security Act of 2007 authorize the Renewable Fuels Standards (“RFS”) program that promotes the production and use of renewable transportation fuels. The Company is an EPA-registered producer of transportation fuel making compressed and liquefied RNG from landfill biogas, which qualifies as a cellulosic biofuel under the RFS program. Oil refiners and importers are required through the RFS program to blend specified volumes of various categories of renewable transportation fuels with gasoline or buy credits, referred to as renewable identification numbers (“RINs”), from renewable fuel producers. The market value for RINs is tied to renewable fuel volumes set by the EPA annually, and the final 2020 required volumes for cellulosic biofuel are 41% higher than in 2019. The EPA also is poised to initiate a rulemaking this year that would set required volume requirements for a three-year period from 2020 through 2022.

Federal, State and Local Climate Change Initiatives; Sustainability

In light of regulatory and business developments related to concerns about climate change, we have identified a strategic business opportunity to provide our public and private sector customers with sustainable solutions to reduce their GHG emissions. As part of our on-going marketing evaluations, we assess customer demand for and opportunities to develop waste services offering verifiable carbon reductions, such as waste reduction, increased recycling, and conversion of landfill gas and discarded materials into electricity and fuel. We use carbon life cycle tools in evaluating potential new services and in establishing the value proposition that makes us attractive as an environmental service provider. We are active in support of public policies that encourage development and use of lower carbon energy and waste services that lower users’ carbon footprints. We understand the importance of broad stakeholder engagement in these endeavors, and actively seek opportunities for public policy discussion on more sustainable materials management practices. In addition, we work with stakeholders at the federal and state level in support of legislation that encourages production and use of renewable, low-carbon fuels and electricity. Despite the announcement that the U.S. has begun its formal withdrawal from the Paris Climate Accords, we have seen no reduction in customer demand for services aligned with their GHG reduction goals and strategies.

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

Consistent with our Company’s long-standing commitment to corporate sustainability and environmental stewardship, we have published our 2019 Sustainability Report, which is an update to our full length 2018 Sustainability Report, “Driving Change,” which details the GHG emissions reductions we have facilitated to date and our determination to expand these reductions in the future, as well as our commitment to help make the communities in which we live and work safe, resilient and sustainable. The information in this report can be found at our Company website but does not constitute a part of this Form 10-K. The Company actively participates in a number of sustainability reporting programs and frameworks, including the Dow Jones Sustainability Indices, where we are “Sector Leader” for Commercial Services, the CDP, where we are among “A List” companies, and the Sustainability Accounting Standards Board, on which we serve as a member of the Board’s advisory group.

Item 1A. Risk Factors.

In an effort to keep our stockholders and the public informed about our business, we may make “forward-looking statements.” Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend” and words of a similar nature and generally include statements regarding:

●	future results of operations, including revenues, earnings or cash flows;
●	plans and objectives for the future;
●	projections, estimates or assumptions relating to our operational or financial performance; or
●	our opinions, views or beliefs about the effects of current or future events, circumstances or performance.

You should view these statements with caution. These statements are not guarantees of future performance, circumstances or events. They are based on facts and circumstances known to us as of the date the statements are made. All aspects of our business are subject to uncertainties, risks and other influences, many of which we do not control. Any of these factors, either alone or taken together, could have a material adverse effect on us and could change whether any forward-looking statement ultimately turns out to be true. Additionally, we assume no obligation to update any forward-looking statement as a result of future events, circumstances or developments. The following discussion should be read together with the Consolidated Financial Statements and the notes thereto. Outlined below are some of the risks that we believe could affect our business and financial statements for 2020 and beyond and could cause actual results to be materially different from those that may be set forth in forward-looking statements made by the Company.

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

There are risks involved in pursuing our strategy, including the following:

●	Our employees, customers or investors may not embrace and support our strategy.
●	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.
●	A key element of our strategy is yield management through focus on price leadership, which has presented challenges to keep existing business and win new business at reasonable returns. We have also continued our environmental fee, fuel surcharge and regulatory recovery fee to offset costs. The loss of volumes as a result of price increases and our unwillingness to pursue lower margin volumes may negatively affect our cash flows or results of operations. Additionally, we have in the past and may in the future face purported class action lawsuits related to our customer service agreements, prices and fees.
●	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.
●	We may not be able to maintain cost savings achieved through optimization efforts.
●	Strategic decisions with respect to our asset portfolio may result in impairments to our assets. See Item 1A. Risk Factors — We may record material charges against our earnings due to impairments to our assets.
●	Our ability to make strategic acquisitions depends on our ability to identify desirable acquisition targets, negotiate advantageous transactions despite competition for such opportunities, fund such acquisitions on favorable terms, obtain regulatory approvals and realize the benefits we expect from those transactions.
●	Acquisitions, investments and/or new service offerings may not increase our earnings in the timeframe anticipated, or at all, due to difficulties operating in new markets or providing new service offerings, failure of emerging technologies to perform as expected, failure to operate within budget, integration issues, or regulatory issues, among others.
●	Integration of acquisitions and/or new services offerings could increase our exposure to the risk of inadvertent noncompliance with applicable laws and regulations.
●	Liabilities associated with acquisitions, including ones that may exist only because of past operations of an acquired business, may prove to be more difficult or costly to address than anticipated.
●	Execution of our strategy, particularly growth through acquisitions, may cause us to incur substantial additional indebtedness, which may divert capital away from our traditional business operations and other financial plans.
●	We continue to seek to divest underperforming and non-strategic assets if we cannot improve their profitability. We may not be able to successfully negotiate the divestiture of underperforming and non-strategic operations, which could result in asset impairments or the continued operation of low-margin businesses.

In addition to the risks set forth above, implementation of our business strategy could also be affected by other factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses, subcontractor costs and availability and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

Our planned acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”) may not occur at all, may not occur in the expected time frame or may involve the divestiture of certain businesses and assets, which may negatively affect the trading price of our common stock and our future business and financial results.

On April 14, 2019, we entered into an Agreement and Plan of Merger pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, we agreed to acquire Advanced Disposal. If the acquisition is completed, Advanced Disposal will become an indirect wholly-owned subsidiary of WM. The consummation of the acquisition is not assured and is subject to certain conditions, including the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder and the absence of any law or order restraining, enjoining or otherwise prohibiting the acquisition, as well as other customary closing conditions.

The planned acquisition of Advanced Disposal is subject to a number of risks and uncertainties, including general economic and capital markets conditions; the effects that the pending merger may have on us, Advanced Disposal and our respective businesses; inability to obtain required regulatory or government approvals or to obtain such approvals on satisfactory conditions; inability of Advanced Disposal to satisfy other closing conditions; the occurrence of any event, change or other circumstance that could give rise to the termination of the Agreement and Plan of Merger, several of which could require us to pay a termination fee of $150 million to Advanced Disposal; legal proceedings that may be instituted related to the proposed acquisition and the legal expenses and diversion of management’s attention that may be associated therewith; and unexpected costs, charges or expenses. If the planned acquisition of Advanced Disposal is not completed, if there are significant delays in completing the planned acquisition or if the planned acquisition involves an unexpected amount of required divestitures, it could negatively affect the trading price of our common stock and our future business and financial results.

Additionally, in May 2019, we issued senior notes with an aggregate principal amount of $3 billion that include a special mandatory redemption feature. This feature provides that if the acquisition of Advanced Disposal is not completed on or prior to July 14, 2020, or if, prior to such date, the Agreement and Plan of Merger is terminated for any reason, we will be required to redeem all of such outstanding notes equal to 101% of the aggregate principal amounts of such notes, plus accrued but unpaid interest. Our ability to pay the redemption price may be limited by our financial resources at the time and the terms of our debt instruments and other instruments and agreements. We may also be required to incur additional indebtedness and reduce availability under our $3.5 billion revolving credit facility to fund the redemption price. Any failure to pay the special mandatory redemption price of such notes when due would constitute an event of default with respect to the notes of such series and could have a material adverse effect on our business, results of operations and financial condition and the market prices of our securities. Further, if we redeem such series of notes pursuant to the special mandatory redemption feature, our investors may be dissatisfied that they did not obtain the return that they expected on their investment in those notes.

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

Compliance with existing or increased future regulations and/or enforcement of such regulations can restrict or change our operations, increase our operating costs or require us to make additional capital expenditures, and a decrease in regulation may lower barriers to entry for our competitors.

Stringent government regulations at the federal, state, provincial and local level in the U.S. and Canada have a substantial impact on our business, and compliance with such regulations is costly. Many complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. Among other things, governmental regulations and enforcement actions restrict our operations at times and may adversely affect our financial condition, results of operations and cash flows by imposing conditions such as:

●	limitations on siting and constructing new waste disposal, transfer, recycling or processing facilities or on expanding existing facilities;
●	limitations, regulations or levies on collection and disposal prices, rates and volumes;
●	limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;
●	mandates regarding the management of solid waste, including requirements to recycle, divert or otherwise process certain waste, recycling and other streams; or
●	limitations or restrictions on the recycling, processing or transformation of waste, recycling and other streams.

Regulations affecting the siting, design and closure of landfills require us, at times, to undertake investigatory or remedial activities, curtail operations or close landfills temporarily or permanently. We have significant financial obligations relating to final capping, closure, post-closure and environmental remediation at our existing landfills and we establish accruals for these estimated costs. Expenditures could be accelerated or materially exceed our accruals due to the types of waste collected and manner in which it is transported and disposed of, including actions taken in the past by companies we have acquired or third-party landfill operators; environmental regulatory changes; new information about waste types previously collected, such as PFAS or other emerging contaminates, and other reasons.

In order to develop, expand or operate a landfill or other waste management facility, we must have various facility permits and other governmental approvals, including those relating to zoning, environmental protection and land use. The permits and approvals are often difficult, time consuming and costly to obtain and sometimes contain conditions that limit our operations.

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

Additionally, regulations establishing extended producer responsibility (“EPR”) are being considered or implemented in many places around the world, including in the U.S. and Canada. EPR regulations are designed to place either partial or total responsibility on producers to fund the post-use life cycle of the products they create. Along with the funding responsibility, producers may be required to undertake additional responsibilities, such as taking over management of local recycling programs by taking back their products from end users or managing the collection operations and recycling processing infrastructure. There is no federal law establishing EPR in the U.S. or Canada; however, state, provincial and local governments could, and in some cases have, taken steps to implement EPR regulations. If wide-ranging EPR regulations were adopted, they could have a fundamental impact on the waste streams we manage and how we operate our business, including contract terms and pricing. A significant reduction in the waste, recycling and other streams we manage could have a material adverse effect on our financial condition, results of operations and cash flows.

The regulatory environment in which we operate is influenced by changes in leadership at the federal, state, provincial and local levels. The policies set forth under the current U.S. administration, for example, have included substantial changes to foreign trade policy and generally have been in favor of reducing regulation, including environmental regulation. We cannot predict what impact the current administration will have on future regulations impacting our industry, especially given the number of rules currently in litigation, nor can we predict the timing of any such changes. Reduction of regulation may have a favorable impact on our operating costs, but the extensive environmental regulation governing landfills is a substantial barrier to entry that benefits our Company. Moreover, the risk reduction provided by stringent regulation is valuable to our customers and the communities we serve. It is likely that some policies adopted by the current administration will benefit us and others will negatively affect us.

Our revenues, earnings and cash flows will fluctuate based on changes in commodity prices, and commodity prices for recyclable materials are particularly susceptible to volatility based on regulations and tariffs that affect our ability to export products.

Enforcement or implementation of foreign and domestic regulations can affect our ability to export products. A significant portion of the fiber that we market has historically been shipped to export markets across the globe, particularly China. In recent years, the Chinese government announced bans on certain materials and begun to enforce extremely restrictive quality and other requirements that have significantly reduced China’s import of recyclables. The Chinese government has also limited the flow of material into China by restricting the issuance of required import licenses and the restriction on import licenses is expected to constrict further in 2020. In addition, changes to foreign trade policy and tariffs imposed by the current U.S. administration have resulted in China imposing new tariffs on the import of recyclables. We anticipate China will ban the import of recyclables completely in 2021. Many other markets, both domestic and foreign, have tightened their quality expectations and limited or restricted the import of certain recyclables as well.

Such trade restrictions and tariffs have disrupted the global trade of recyclables, particularly fiber, creating excess supply and decreasing recyclable commodity prices. We have been actively working to identify alternative markets for recycling commodities, but there may not be demand for all of the material we produce. The heightened quality requirements have been difficult for the industry to achieve and have driven up operating costs. In particular, single-stream MRFs process a wide range of commingled materials and tend to receive a higher percentage of non-recyclables, which results in increased processing and residual disposal costs to achieve quality standards. As recyclable commodity prices have fallen and operating costs have increased, we and other recyclers are seeking to pass cost increases through to customers. The resulting price increase for recycling services in communities and at businesses in the U.S. has resulted in some customers reducing or eliminating their recycling service.

Reductions in market prices for recycling commodities, and reduction in demand for recycling commodities and recycling services, have negatively impacted our operating income and cash flows in 2018 and 2019. The decline in market prices in 2019 and 2018 for recycling commodities resulted in a decrease in revenue of $248 million and $273 million, respectively. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations. Additionally, future regulation, tariffs or initiatives may result in further reduced demand or increased operating costs, which would cause the profitability of our recycling operations to decline.

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

Our EES organization provides specialized environmental management and disposal services for fluids used and wastes generated by customers engaged in oil and gas exploration and production, and these disposal services include the use of underground injection wells. Demand for these services is adversely affected if drilling activity slows due to regulation and industry conditions beyond our control, in addition to changes in oil and gas prices. There is heightened federal regulatory focus on emissions of methane that occur during drilling and transportation, as well as state attention to protective disposal of drilling residuals. There also remains heightened attention from the public, some states and the EPA to the alleged potential for hydraulic fracturing that occurs during drilling to impact drinking water supplies. Increased regulation of oil and gas exploration and production, including GHG emissions or hydraulic fracturing, could make it more difficult or cost-prohibitive for our EES customers to continue operations, adversely affecting our business.

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

The Company acts as a renewable fuel producer in the RFS program enacted by Congress under the Energy Policy Act and Energy Independence and Security Act. Oil refiners and importers are required through the RFS program to blend specified volumes of renewable transportation fuels with gasoline or buy credits, referred to as RINs, from renewable fuel producers. The Company has invested, and continues to invest, in facilities that capture and convert landfill gas into renewable natural gas so that we can participate in the program. The value of the RINs associated with our landfill gas is set through a market established by the program. The EPA finalized a rule in December 2019 increasing refiners’ obligations to purchase renewable natural gas and other cellulosic biofuels under the RFS program for compliance year 2020. Unlike in prior years, however, market uncertainty stemming from the EPA’s administration of the RFS program led to a rapid decline in RIN values. We continue to advocate for the EPA to implement policies that ensure long-term stability for renewable transportation fuels as changes in the RFS market or the structure of the RFS program can and has reduced the value of renewable natural gas RINs and negatively impacted the financial performance of the facilities constructed to capture and treat the gas.

Increasing customer preference for alternatives to landfill disposal and bans on certain types of waste could reduce our landfill volumes and cause our revenues and operating results to decline.

Our customers are increasingly diverting waste to alternatives to landfill disposal, such as recycling and composting, while also working to reduce the amount of waste they generate. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, food waste and electronics at landfills. Where such organic waste is not banned from the landfill, some large customers such as grocery stores and restaurants are choosing to divert their organic waste from landfills. Zero-waste goals (sending no waste to the landfill) have been set by many of North America’s largest companies. Although such mandates and initiatives help to protect our environment, these developments reduce the volume of waste going to our landfills which may affect the prices that we can charge for landfill disposal. Our landfills currently provide our highest income from operations margins. If we are not successful in expanding our service offerings, growing lines of businesses to service waste streams that do not go to landfills providing services for customers that wish to reduce waste entirely, then our revenues and operating results may decline. Additionally, despite the development of new service offerings and lines of business, it is possible that our revenues and our income from operations margins could be negatively affected due to disposal alternatives.

With a heightened awareness of the global problems caused by plastic waste in the environment, an increasing number of cities across the country have passed ordinances banning certain types of plastics from sale or use. Over 800 pieces of legislation, approximately 50% of which are bans on plastic bags, have been introduced in the U.S. regulating plastics; 660 passed, including 585 city ordinances. Others include bans on the sale or use of plastic straws, polystyrene plastic and single use packaging. These bans have increased pressure by manufacturers on our recycling facilities to accept a broader array of materials in curbside recycling programs to alleviate public pressures to ban the sale of those materials. However, there are currently no viable end markets for recycling these materials and inclusion of such materials in our recycling stream increases contamination and operating costs and can negatively affect the results of our recycling operations.

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

If we are not able to develop new service offerings and protect intellectual property or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

Our existing and proposed service offerings to customers require that we invest in, develop or license, and protect new technologies. Research and development of new technologies and investment in emerging technologies often requires significant spending that may divert capital investment away from our traditional business operations. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services or emerging technologies in which we have invested, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products and services to market. Further, protecting our intellectual property rights and combating unlicensed copying and use of intellectual property is difficult, and any inability to obtain or protect new technologies could impact our services to customers and development of new revenue sources. Our Company and others are increasingly focusing on new technologies that innovate our operations, improve the customer experience and provide alternatives to traditional disposal and maximize the resource value of waste. If a competitor develops or obtains exclusive rights to a “breakthrough technology” that provides a revolutionary change in traditional waste management, or if we have inferior intellectual property to our competitors, our financial results may suffer.

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

There is risk of incurring significant environmental liabilities in the use, treatment, storage, transfer and disposal of waste materials. Under applicable environmental laws and regulations, we could be liable if it is alleged that our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of air, drinking water or soil. Under current law, we could also be held liable for damage caused by conditions that existed before we acquired the assets or operations involved and for conditions resulting from waste types or compounds previously considered non-hazardous but later determined to present possible threat to public health or the environment. The risks of successor liability and emerging contaminants are of particular concern as we execute our growth strategy, partially though acquisitions, because we may be unsuccessful in identifying and assessing potential liabilities during our due diligence investigations. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

In the ordinary course of our business, we have in the past, we are currently, and we may in the future, become involved in legal and administrative proceedings relating to land use and environmental laws and regulations. These include proceedings in which:

●	agencies of federal, state, local or foreign governments seek to impose liability on us under applicable statutes, sometimes involving civil or criminal penalties for violations, or to revoke or deny renewal of a permit we need; and
●	local communities, citizen groups, landowners or governmental agencies oppose the issuance of a permit or approval we need, allege violations of the permits under which we operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage.

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

A decrease in waste volumes generated results in an increase in competitive pricing pressure; such economic conditions may also interfere with our ability to implement our pricing strategy. Many of our contracts have price adjustment provisions that are tied to an index such as the Consumer Price Index, and our costs may increase more than the increase, if any, in the Consumer Price Index. This is partially due to our relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels and vendor costs, and may not correlate with the Consumer Price Index or the waste industry.

Weakness in the economy may expose us to credit risk of governmental entities and municipalities and other major customers, which could negatively impact our operating results.

We provide service to a number of governmental entities, municipalities, and large national accounts. During periods of economic weakness, governmental entities and municipalities can suffer significant financial difficulties, due in part to reduced tax revenue and/or high cost structures. During these periods, such entities, and our non-governmental customers, could be unable to pay amounts owed to us or renew contracts with us at previous or increased rates.

Purchasers of our recycling commodities can be particularly vulnerable to financial difficulties in times of commodity price volatility. The inability of our customers to pay us in a timely manner or to pay increased rates, particularly large national accounts, could negatively affect our operating results.

In addition, the financial difficulties of municipalities could result in a decline in investors’ demand for municipal bonds and a correlating increase in interest rates. As of December 31, 2019, we had $669 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and $355 million of variable-rate tax-exempt bonds with interest rates reset on either a daily or a weekly basis. If market dynamics resulted in repricing of our tax-exempt bonds at significantly higher interest rates, we would incur increased interest expenses that may negatively affect our operating results and cash flows.

We may be unable to obtain or maintain required permits or expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs.

Our ability to meet our financial and operating objectives depends in part on our ability to obtain and maintain the permits necessary to operate landfill sites. Permits to build, operate and expand solid waste management facilities, including landfills and transfer stations, have become more difficult and expensive to obtain and maintain. Permits often take years to obtain as a result of numerous hearings and compliance requirements with regard to zoning, environmental and other regulations. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies may oppose the issuance of a permit or approval we may need, allege violations of the permits under which we currently operate or laws or regulations to which we are subjected, or seek to impose liability on us for environmental damage. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities or expanding existing facilities. Our failure to obtain the required permits to operate our landfills could have a material adverse impact on our financial condition, results of operations and cash flows.

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

We have made significant investments in an extensive natural gas truck fleet, which makes us partially dependent on the availability of natural gas and fueling infrastructure and vulnerable to natural gas prices, and requirements to transition to other vehicle types could impair these investments.

We operate a large fleet of natural gas vehicles, and we plan to continue to invest in these assets for our collection fleet. However, natural gas fueling infrastructure is not yet broadly available in North America; as a result, we have constructed and operate natural gas fueling stations, some of which also serve the public or pre-approved third parties. It will remain necessary for us to invest capital in fueling infrastructure in order to power our natural gas fleet. Concerns have been raised about the potential for emissions from fueling infrastructure that serve natural gas-fueled vehicles. New regulation of, or restrictions on, natural gas fueling infrastructure or reductions in associated tax incentives could increase our operating costs. Additionally, fluctuations in the price and supply of natural gas could substantially increase our operating expenses; a reduction in the existing cost differential between natural gas and diesel fuel could materially reduce the benefits we anticipate from our investment in natural gas vehicles. Further, our fuel surcharge program is currently indexed to diesel fuel prices, and price fluctuations for natural gas may not effectively be recovered by this program.

There is increasing pressure to reduce the use of fossil fuel in the heavy-duty truck industry, and some cities and states are beginning to discuss requirements for using more advanced engine technology, such as electric powered vehicles, rather than natural gas or diesel vehicles. Although current options for heavy-duty electric vehicles lack sufficient range and proven experience for our operations, requirements to transition to electric powered vehicles could increase our cost of vehicles and impair our investment in our natural gas fleet and infrastructure

We are increasingly dependent on technology in our operations and if our technology fails, our business could be adversely affected.

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

We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.

We are in the process of a complex, multi-year implementation of a new enterprise resource planning (“ERP”) system. The ERP system implementation requires the integration of the new ERP system with multiple new and existing information systems and business processes and is designed to accurately maintain our books and records and provide information to our management team important to the operation of the business. Such an implementation is a major undertaking from a financial, management, and personnel perspective. The implementation of the ERP system may prove to be more difficult, costly, or time consuming than expected, and it is possible that the system will not yield the benefits anticipated. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations, resulting in negative impacts on our business and operations and subject us to potential liability. Additionally, our implementation of the ERP system involves greater utilization of third-party “cloud” computing services in connection with our business operations. Problems faced by us or our third-party providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact our business, results of operations and financial condition for future periods.

A cybersecurity incident could negatively impact our business and our relationships with customers and expose us to increased liability.

Substantially all aspects of our business operations rely on digital technology. We use computers, mobile devices, social networking and other online platforms to connect with our employees and our customers. These uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about the Company and its business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information.

We are regularly the target of attempted cyber intrusions, and we must commit substantial resources to continuously monitor and further develop our networks and infrastructure to prevent, detect, and address the risk of unauthorized access, misuse, computer viruses and other events. Our preventative measures and incident response efforts may not be effective in all cases. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, direct financial loss, negative publicity, brand damage, alleged violation of privacy laws, loss of customers, potential regulatory enforcement or private litigation liability and competitive disadvantage.

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

Increasing regulatory focus on privacy and data protection issues and expanding laws could negatively impact our business, subject us to criticism and expose us to increased liability.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect certain personally identifiable information and other sensitive information as integral parts of our business and in connection with providing services to our customers. We are subject to a variety of laws and regulations that govern the collection and use of such information obtained from individuals and businesses. These laws and regulations are inconsistent across jurisdictions and are subject to evolving interpretations. Government officials, regulators, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. We must continually monitor the development and adoption of new and emerging laws and regulations, such as the California Consumer Privacy Act (“CCPA”) that took effect on January 1, 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that can expand the scope of our potential liability. We must commit substantial time and resources toward compliance with the CCPA and similar laws and regulations, Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, including at newly acquired companies, could subject us to regulatory enforcement, private litigation, public criticism, disrupt our operations, cause us to lose customers, result in additional costs and legal liability, damage our reputation, and otherwise harm our business.

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

Providing environmental and waste management services, including constructing and operating landfills, transfer stations, MRFs and other disposal facilities, involves risks such as truck accidents, equipment defects, malfunctions and failures. Additionally, we closely monitor and manage landfills to minimize the risk of waste mass instability, releases of hazardous materials, and odors that are sometimes triggered by weather or natural disasters. There are also risks presented by the potential for subsurface heat reactions causing elevated landfill temperatures and increased production of leachate, landfill gas and odors. We also build and operate natural gas fueling stations, some of which also serve the public or third parties. Operation of fueling stations and landfill gas collection and control systems involves additional risks of fire and explosion. Any of these risks could potentially result in injury or death of employees and others, a need to shut down or reduce operation of facilities, increased operating expense and exposure to liability for pollution and other environmental damage, and property damage or destruction.

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

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we capitalize certain expenditures and advances relating to disposal site development, expansion projects, acquisitions, software development costs and other projects. Events that have in the past and may in the future lead to an impairment include, but are not limited to, shutting down a facility or operation or abandoning a development project or the denial of an expansion permit. Additionally, declining waste volumes and development of, and customer preference for, alternatives to traditional waste disposal could warrant asset impairments. If we determine an asset or expansion project is impaired, we will charge against earnings any unamortized capitalized expenditures and advances relating to such asset or project reduced by any portion of the capitalized costs that we estimate will be recoverable, through sale or otherwise. We also carry a significant amount of goodwill on our Consolidated Balance Sheets, which is required to be assessed for impairment annually, and more frequently in the case of certain triggering events. We have in the past and may in the future be required to incur charges against earnings if such impairment tests indicate that the fair value of a reporting unit is below its carrying amount. Any such charges could have a material adverse effect on our results of operations.

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

Additionally, we have $1.0 billion of debt as of December 31, 2019 that is exposed to changes in market interest rates within the next 12 months because of the impact of our tax-exempt bonds. If interest rates increase, our interest expense would also increase, lowering our net income and decreasing our cash flow.

We may use our $3.5 billion revolving credit facility to meet our cash needs, to the extent available, until maturity in November 2024. As of December 31, 2019, we had no outstanding borrowings and $412 million of letters of credit issued and supported by the facility, leaving unused and available credit capacity of $3.1 billion. In the event of a default under our credit facility, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Additionally, any such default could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default would have a material adverse effect on our ability to continue to operate.

The impact of climate change, and the adoption of climate change legislation or regulations restricting emissions of “greenhouse gases,” could increase our costs to operate.

We continue to assess the physical risks to our operations from the effects of climate change. Although we have made investments to mitigate risk associated with severe storm events, damage to our facilities or disruption of service caused by more frequent or more severe storms associated with climate extremes could negatively impact operating results. We have also identified risk to our assets and our employees associated with drought or water scarcity, flooding, extreme heat and rain events, and fire conditions associated with climate change. For example, wildfires influenced by climate change can damage landfill infrastructure such as gas collection systems, flooding in low-lying areas enhanced by sea level rise can result in greater maintenance expenses at our facilities and service disruption, and more frequent or extreme rain events can erode the protective vegetative caps on our landfills and generate increased volumes of leachate to manage. Those areas of the country most prone to these occurrences have protocols in place, or are developing protocols to address these conditions, including employee safety, driver training, and equipment and facility protection protocols. We have incurred and will incur costs to develop and implement these protocols, and these protocols may not be effective in offsetting these risks. Additionally, the actions of others in response to climate change effects, such as the rolling power blackouts implemented in California in 2019 due to wildfire risks, can result in service disruptions and increase our costs to operate.

Our landfill operations emit methane, identified as a GHG. There are a number of legislative and regulatory efforts at the state, provincial, regional and federal levels to cap and/or curtail the emission of GHGs to ameliorate the effect of climate change. We continue to monitor these efforts and the potential impacts to our operations. Should comprehensive federal climate change legislation be enacted, we expect it could impose costs on our operations that might not be offset by the revenue increases associated with our lower-carbon service options, the materiality of which we cannot predict. In 2010, the EPA published a Prevention of Significant Deterioration and Title V GHG Tailoring Rule, which expanded the EPA’s federal air permitting authority to include the six GHGs. The rule sets new thresholds for GHG emissions that define when Clean Air Act permits are required. The current requirements of these rules have not significantly affected our operations or cash flows, due to the tailored thresholds and exclusions of certain emissions from regulation; however, if certain changes to these regulations were enacted, such as lowering the thresholds or the inclusion of biogenic emissions, then the amendments could have an adverse effect on our operating costs.

The seasonal nature of our business, severe weather events resulting from climate change and event driven special projects cause our results to fluctuate, and prior performance is not necessarily indicative of our future results.

Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher construction and demolition waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months. Our second and third quarter revenues and results of operations typically reflect these seasonal trends.

Service disruptions caused by severe storms, extended periods of inclement weather or climate extremes resulting from climate change can significantly affect the operating results of the Areas affected. On the other hand, certain destructive weather and climate conditions, such as wildfires in the Western U.S. and hurricanes that most often impact our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the Areas affected as a result of the waste volumes generated by these events. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, due to significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

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

From time to time we are involved in governmental proceedings relating to the conduct of our business. We are also party to civil litigation. As a large company with operations across the U.S. and Canada, we are subject to various proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. Actions that have been filed against us, and that may be filed against us in the future, include personal injury, property damage, commercial, customer, and employment-related claims, including purported state and national class action lawsuits related to:

●	alleged environmental contamination, including releases of hazardous materials and odors;
●	sales and marketing practices, customer service agreements, prices and fees; and
●	federal and state wage and hour and other laws.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are in Houston, Texas, where we occupy approximately 345,000 square feet under leases expiring through 2020. We plan to relocate our principal executive offices within Houston, Texas during 2020. We also have administrative offices in Arizona, Connecticut, Illinois and India. We own or lease real property in most locations where we have operations or administrative functions. We have operations in all 50 states except Montana, the District of Columbia and throughout Canada.

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

The following table summarizes our various operations as of December 31:

	2019	2018
Landfills owned or operated (a)	249	252
Transfer stations	302	314
Material recovery facilities	103	102
(a)	As of December 31, 2019 and 2018, our landfills owned or operated consisted of total acreage of 159,080 and 157,369; permitted acreage of 42,992 and 42,730; and expansion acreage of 795 and 944, respectively. Total acreage includes permitted acreage, expansion acreage, other acreage available for future disposal that has not been permitted, buffer land and other land. Permitted acreage consists of all acreage at the landfill encompassed by an active permit to dispose of waste. Expansion acreage consists of unpermitted acreage where the related expansion efforts meet our criteria to be included as expansion airspace. A discussion of the related criteria is included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Assumptions included within this report.

Item 3. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 11 to the Consolidated Financial Statements included within this report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WM.” The number of holders of record of our common stock on February 7, 2020 was 8,712.

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

Comparison of Cumulative Five Year Total Return

Waste Management, Inc.
S&P 500 Index
Dow Jones Waste & Disposal Services Index
$300
$250
$200
$150
$100
$50
$0
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Waste Management, Inc.	$100	$107	$146	$182	$192	$250
S&P 500 Index	$100	$101	$114	$138	$132	$174
Dow Jones Waste & Disposal Services Index	$100	$104	$126	$148	$148	$200

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. In December 2019, we publicly confirmed that the Company has $1.32 billion remaining on its existing Board of Directors’ authorization for future share repurchases. During 2019, we repurchased an aggregate of $244 million of our common stock under accelerated share repurchase agreements and open market repurchases, which equated to 2.3 million shares with a weighted average price per share of $108.60. See Note 14 to the Consolidated Financial Statements for additional information.

Any future share repurchases will be made at the discretion of management and will depend on various factors including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

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

	Years Ended December 31,
	2019(a)	2018(a)	2017(a)	2016	2015
	(In Millions, Except per Share Amounts)
Statement of Operations Data:
Operating revenues	$15,455	$14,914	$14,485	$13,609	$12,961
Consolidated net income	1,671	1,923	1,949	1,180	752
Net income attributable to Waste Management, Inc.	1,670	1,925	1,949	1,182	753
Basic earnings per common share	3.93	4.49	4.44	2.66	1.66
Diluted earnings per common share	3.91	4.45	4.41	2.65	1.65
Balance Sheet Data:
Working capital (deficit) (b)	$3,065	$(463)	$(568)	$(418)	$(165)
Total assets (b)	27,743	22,650	21,829	20,859	20,367
Long-term debt, including current portion	13,498	10,026	9,491	9,310	8,929
Total Waste Management, Inc. stockholders’ equity	7,068	6,275	6,019	5,297	5,345
Total equity	7,070	6,276	6,042	5,320	5,367
(a)	For more information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(b)	For disclosures associated with the impact of the adoption of new accounting standards on the comparability of this information, see Note 2 to the Consolidated Financial Statements included in this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section includes a discussion of our results of operations for the three years ended December 31, 2019. This discussion may contain forward-looking statements that anticipate results based on management’s plans that are subject to uncertainty. We discuss in more detail various factors that could cause actual results to differ materially from expectations in Item 1A. Risk Factors. The following discussion should be read considering those disclosures and together with the Consolidated Financial Statements and the notes thereto.

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

Business Environment

The waste industry is a comparatively mature and stable industry. However, customers increasingly expect more of their waste materials to be recovered and those waste streams are becoming more complex. In addition, many state and local governments mandate diversion, recycling and waste reduction at the source and prohibit the disposal of certain types of waste at landfills. We monitor these developments to adapt our services offerings. As companies, individuals and communities look for ways to be more sustainable, we promote our comprehensive services that go beyond our core business of collecting and disposing of waste in order to meet their needs.

Despite some industry consolidation in recent years, we encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, service quality, customer experience and breadth of service offerings. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction starts. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions, in addition to competitor actions, can make it more challenging to negotiate, renew or expand service contracts with acceptable margins and in addition, customers may reduce their service needs. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Our operating expenses are directly impacted by volume levels; as volume levels shift, due to economic and other factors, we must manage our network capacity and cost structure accordingly.

In 2019, we have benefited from a generally favorable macro-economic environment, including steady spending by consumers and businesses, which have led to volume and gross margin growth. We experienced growth in our collection and disposal lines of business, particularly in the segments of our business driven by the consumer portion of the economy. Volume growth is also the result of proactive efforts taken to work with our customers as their needs expand to identify service upgrade opportunities. Overall in 2019, our landfill volumes were favorably impacted by growth in our municipal solid waste business, clean-up efforts from natural disasters in California during 2019 and event-driven projects. The portion of our business driven by the industrial segment of the economy, such as special waste, continues to show growth, although the pace of growth is starting to moderate as large industrial customers take a more cautious approach to awarding work for special projects. Additionally, we continued our focus on developing a sustainable recycling business model that meets customers’ environmental needs, but is also economically sustainable. Given pressures on the business from lower market values for recycled commodities and higher contamination fees, we have been working to improve its financial returns by driving a fee-based pricing model that addresses the cost of processing materials and the impact on our costs of contamination. These efforts provided significant value to our 2019 results, though that value was more than offset by continued declines in market prices for recycled commodities. We will continue to take steps necessary to improve long-term profitability of our recycling line of business.

Overall, the Company’s operations performed well in 2019. We expect the Company’s industry-leading asset network and strategic focuses on investing in people, technology and growth to drive continued growth in the year ahead.

Current Year Financial Results

During 2019, we continued to produce strong operating results from our collection and disposal business, driven by favorable market conditions and our focus on delivering an outstanding customer experience and continuous improvement. The Company continued its commitment to supporting both organic and inorganic growth during 2019, allocating $1,818 million of available cash to capital expenditures and $527 million to the acquisition of solid waste businesses, of which $6 million was recorded as cash flow from financing activities related to the timing of contingent consideration paid. We also allocated $1,124 million to our shareholders during 2019 through dividends and common stock repurchases.

Key items of our 2019 financial results include:

●	Revenues of $15,455 million for 2019 compared with $14,914 million in 2018, an increase of $541 million, or 3.6%. The increase is primarily attributable to (i) higher yield and volumes in our collection and disposal business and (ii) acquisitions, net of divestitures, partially offset by lower market prices for recycling commodities;
●	Operating expenses of $9,496 million in 2019, or 61.4% of revenues, compared with $9,249 million, or 62.0% of revenues, in 2018. The $247 million increase is primarily attributable to higher volumes and cost inflation in the current year period, partially offset by (i) decreased cost of goods sold primarily due to lower market prices for recycling commodities and (ii) the favorable impact of a year-over-year increase in federal natural gas fuel credits;
●	Selling, general and administrative expenses of $1,631 million in 2019, or 10.6% of revenues, compared with $1,453 million, or 9.7% of revenues, in 2018. This increase of $178 million is primarily attributable to (i) higher costs associated with planned investments in our people and technology; (ii) increased acquisition-related costs and (iii) litigation reserves;
●	Income from operations of $2,706 million, or 17.5% of revenues, in 2019 compared with $2,789 million, or 18.7% of revenues, in 2018. Although 2019 benefited from strong operating results, primarily in our collection and disposal business, and the favorable impact of a year-over-year increase in federal natural gas fuel credits, cost inflation across various cost categories, costs associated with investments in our people and technology, acquisition-related costs and goodwill impairments drove a reduction in income from operations as compared with 2018. Additionally, 2018 was favorably impacted by net gains associated with the sale of certain collection and disposal operations and certain ancillary operations, partially offset by the impairment of a landfill;
●	Net income attributable to Waste Management, Inc. was $1,670 million, or $3.91 per diluted share, compared with $1,925 million, or $4.45 per diluted share, in the prior year period. In addition to the decrease in income from operations, the current year was impacted by (i) increased depreciation and amortization expense related to new collection fleet and increased landfill volume; (ii) an $85 million loss on early extinguishment of debt; (iii) a $52 million impairment charge related to our minority-owned investment in a waste conversion technology business that was not deductible for tax purposes and (iv) a $27 million impairment of goodwill. Additionally, the prior year period was favorably impacted by net gains associated with the sale of operations discussed above;
●	Net cash provided by operating activities was $3,874 million compared with $3,570 million in the prior year period; and
●	Free cash flow was $2,105 million compared with $2,084 million in the prior year period. The increase in cash flow provided by operating activities noted above was offset by an increase in capital expenditures resulting from our intentional focus on accelerating certain collection fleet and landfill spending to support the Company’s strong collection and disposal growth and lower proceeds from divestitures, which resulted in free cash flow being $21 million higher on a year-over-year basis. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow within Liquidity and Capital Resources for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

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

The mix of operating revenues from our major lines of business is reflected in the table below for the years ended December 31 (in millions):

	2019	2018	2017
Commercial	$4,229	$3,972	$3,714
Residential	2,613	2,529	2,528
Industrial	2,916	2,773	2,583
Other collection	482	450	439
Total collection	10,240	9,724	9,264
Landfill	3,846	3,560	3,370
Transfer	1,820	1,711	1,591
Recycling	1,040	1,293	1,432
Other (a)	1,758	1,736	1,713
Intercompany (b)	(3,249)	(3,110)	(2,885)
Total	$15,455	$14,914	$14,485
(a)	The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support, net of intercompany activity. Activity related to collection, landfill, transfer and recycling has been reclassified to the appropriate line of business for purposes of presentation.
(b)	Intercompany revenues between lines of business are eliminated in the Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period change in revenues and average yield for the years ended December 31 (dollars in millions):

	2019 vs. 2018				2018 vs. 2017
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$364	2.8%			$291	2.3%
Recycling commodities (c)	(248)	(20.0)			(273)	(19.1)
Fuel surcharges and mandated fees	(22)	(3.5)			111	21.3
Total average yield (d)			$94	0.6%			$129	0.9%
Volume			346	2.3			478	3.3
Internal revenue growth			440	2.9			607	4.2
Acquisitions			222	1.5			199	1.4
Divestitures			(104)	(0.7)			(133)	(0.9)
Foreign currency translation and other			(17)	(0.1)			(244)	(1.7)
Total			$541	3.6%			$429	3.0%
(a)	Calculated by dividing the increase or decrease for the current year by the prior year’s related business revenue adjusted to exclude the impacts of divestitures for the current year.
(b)	Calculated by dividing the increase or decrease for the current year by the prior year’s total Company revenue adjusted to exclude the impacts of divestitures for the current year.
(c)	Includes net impact of commodity price variability and changes in fees.
(d)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield for the years ended December 31 are as follows (dollars in millions):

	2019 vs. 2018		2018 vs. 2017
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$109	3.0%	$99	2.9%
Industrial	103	4.0	107	4.4
Residential	81	3.3	47	1.9
Total collection	293	3.3	253	2.9
Landfill	44	2.0	22	1.1
Transfer	27	2.9	16	1.9
Total collection and disposal	$364	2.8%	$291	2.3%

Our strategic pricing efforts focus on ensuring we overcome inflationary cost pressures and grow margins. This strategy has been most successful in our collection line of business for both 2019 and 2018. We are also experiencing solid growth in our landfill and transfer businesses, with our municipal solid waste business experiencing 3.8% and 2.2% average yield growth for the years ended December 31, 2019 and 2018, respectively, as compared with the prior year periods.

Recycling Commodities — Decreases in the market prices for recycling commodities resulted in revenue declines of $248 million and $273 million for the years ended December 31, 2019 and 2018, respectively, as compared with the prior year periods. We partially offset our revenue decline by assessing fees to cover the higher costs of handling contaminated recycling materials. Average market prices for recycling commodities at the Company’s facilities were 35% lower in 2019 compared to 2018 and 40% lower in 2018 compared to 2017. We have seen a decreased demand from paper mills around the world which had driven prices to historical low averages. There are several domestic mill projects anticipated to start during 2020 that we expect will add additional capacity and more local demand for recycled materials. However, we do not expect material changes in market prices for recycling commodities as a result of this additional capacity. The cardboard packaging industry has been impacted by slower global demand, retail store closures and e-commerce packaging efficiency. We will continue to take steps necessary to improve long-term profitability of our recycling line of business.

Fuel Surcharges and Mandated Fees — These fees, which are predominantly generated by our fuel surcharge program, declined $22 million for 2019 and increased $111 million for 2018, as compared with the prior year periods. These revenues are based on and fluctuate in response to changes in the national average prices for diesel fuel. Market prices for diesel fuel decreased approximately 4% and increased 20% for the years ended December 31, 2019 and 2018, respectively, compared with the prior year periods. The decline in fuel surcharges for 2019 was partially offset by an increase in mandated fees. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume

Our revenues from volume increased $346 million, or 2.3%, and $478 million, or 3.3%, for the years ended December 31, 2019 and 2018, respectively, as compared with the prior year periods, excluding volumes from acquisitions and divestitures.

We experienced higher volumes throughout 2019 and 2018 due to our focus on customer service and disciplined growth, combined with favorable market conditions in our collection and disposal business. We have experienced significant volume growth with existing customers, particularly in our commercial collection business as a result of proactive efforts taken to work with our customers as their needs expand to identify service upgrade opportunities. Our event-driven projects in our special waste business and growth in our municipal solid waste business contributed to our landfill volume growth in both 2019 and 2018. Additionally, a large contract executed in the second half of 2017 increased volume at our transfer stations for 2018, with incremental volume additions during 2018 that favorably impacted our volumes in 2019. Furthermore, our WMSBS organization experienced favorable volume growth in both 2019 and 2018.

The clean-up efforts of natural disasters throughout the U.S. in the first half of 2019 also contributed to volume growth in 2019. However, volume decline from our recycling brokerage services negatively impacted our volume growth in 2019. Additionally, a volume increase from our recycling brokerage services affected the comparability of volumes for 2018 and 2017.

Foreign Currency Translation and Other

Fluctuations in foreign currency affect revenues from our Canadian operations. Additionally, 2018 was unfavorably impacted by a revenue decline associated with the adoption of ASU 2014-09.

Operating Expenses

Our operating expenses are comprised of (i) labor and related benefits costs (excluding labor costs associated with maintenance and repairs discussed below), which include salaries and wages, bonuses, related payroll taxes, insurance and benefits costs and the costs associated with contract labor; (ii) transfer and disposal costs, which include tipping fees paid to third-party disposal facilities and transfer stations; (iii) maintenance and repairs costs relating to equipment, vehicles and facilities and related labor costs; (iv) subcontractor costs, which include the costs of independent haulers who transport waste collected by us to disposal facilities and are affected by variables such as volumes, distance and fuel prices; (v) costs of goods sold, which includes the cost to purchase recycling materials for our recycling line of business, including certain rebates paid to suppliers; (vi) fuel costs, which represent the costs of fuel and oil to operate our truck fleet and landfill operating equipment; (vii) disposal and franchise fees and taxes, which include landfill taxes, municipal franchise fees, host community fees, contingent landfill lease payments and royalties; (viii) landfill operating costs, which include interest accretion on landfill liabilities, interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets, leachate and methane collection and treatment, landfill remediation costs and other landfill site costs; (ix) risk management costs, which include general liability, automobile liability and workers’ compensation claims programs costs and (x) other operating costs, which include gains and losses on sale of assets, telecommunications, equipment and facility lease expenses, property taxes, utilities and supplies. Variations in volumes year-over-year, as discussed above in Operating Revenues, in addition to cost inflation, affect the comparability of the components of our operating expenses.

The following table summarizes the major components of our operating expenses for the years ended December 31 (dollars in millions and as a percentage of revenues):

	2019		2018		2017
Labor and related benefits	$2,791	18.0%	$2,703	18.1%	$2,500	17.2%
Transfer and disposal costs	1,160	7.5	1,105	7.4	996	6.9
Maintenance and repairs	1,355	8.8	1,255	8.4	1,170	8.1
Subcontractor costs	1,532	9.9	1,375	9.2	1,236	8.5
Cost of goods sold	553	3.6	783	5.3	969	6.7
Fuel	336	2.2	409	2.7	375	2.6
Disposal and franchise fees and taxes	627	4.1	598	4.0	753	5.2
Landfill operating costs	379	2.4	331	2.2	328	2.3
Risk management	267	1.7	235	1.6	219	1.5
Other	496	3.2	455	3.1	475	3.3
	$9,496	61.4%	$9,249	62.0%	$9,021	62.3%

Significant items affecting the comparison of operating expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs in 2019 as compared with 2018 was driven by (i) volume growth in our collection and disposal business; (ii) merit increases and (iii) cost inflation noted above. These cost increases were offset, in part, by lower bonus costs related to a one-time plan established in early 2018 targeted at improving employee retention. The increase in labor and related benefits costs in 2018 as compared with 2017 was driven by (i) volume growth in our collection line of business; (ii) the one-time bonus plan established in early 2018 and (iii) merit increases.

Transfer and Disposal Costs — The increase in transfer and disposal costs in 2019 as compared with 2018, and 2018 as compared with 2017, was driven by overall volume growth in our collection and disposal business and, to a lesser extent, cost inflation.

Maintenance and Repairs — The increase in maintenance and repairs costs in 2019 as compared with 2018 was largely driven by (i) cost inflation noted above which primarily impacted labor, parts, third-party services, tires and building costs and (ii) a $16 million non-cash charge to write off certain equipment costs related to our Other segment.

The increase in maintenance and repairs costs in 2018 as compared with 2017 was primarily driven by (i) higher labor costs from volume growth and cost inflation and (ii) higher third-party service and parts costs.

Subcontractor Costs — The increase in subcontractor costs in 2019 as compared to 2018 was primarily driven by (i) volume growth in our collection and disposal business, largely attributable to a significant contract executed in the second half of 2017 that generated incremental volumes in 2019; (ii) volume growth in our WMSBS and EES organizations and (iii) cost inflation related to capacity constraints of our subcontractors in certain markets. The increase in 2018 as compared to 2017 was driven primarily by volume growth in our collection and disposal business.

Cost of Goods Sold — The decrease in cost of goods sold in 2019 as compared with 2018 was primarily driven by lower market prices for recycling commodities and by lower costs due to the sale of certain ancillary operations in the second quarter of 2018. The decrease in cost of goods sold in 2018 as compared with 2017 was primarily driven by (i) lower market prices for recycling commodities and (ii) a change in accounting for certain customer rebates due to the adoption of ASU 2014-09 in 2018.

Fuel — The decrease in fuel costs in 2019 as compared with 2018 was due to (i) recognition of a $70 million benefit from the extension of federal natural gas fuel credits in 2019 compared to $28 million in 2018; (ii) lower costs resulting from the continued conversion of our fleet to natural gas vehicles and (iii) lower market prices for diesel fuel. The increase in fuel costs in 2018 as compared with 2017 was due to higher market prices for diesel fuel, partially offset by the recognition of a $28 million benefit from the extension of federal natural gas fuel credits.

Disposal and Franchise Fees and Taxes — The increase in disposal and franchise fees and taxes in 2019 as compared with 2018 was primarily related to higher volumes in our landfill line of business. The decrease in disposal and franchise fees and taxes in 2018 as compared with 2017 was driven by the adoption of ASU 2014-09 in 2018; specifically, certain franchise fees were treated as disposal fees and taxes in the prior year periods and beginning in 2018, were treated as a reduction in operating revenues in the current year period.

Landfill Operating Costs — The increase in landfill operating costs in 2019 as compared with 2018 was primarily due to higher leachate management costs driven largely by inclement weather in certain parts of North America and increased ongoing site maintenance costs. Additionally, 2019 was impacted by a decrease in the risk-free discount rate used in the measurement of our environmental remediation obligations and recovery assets due to a decrease in U.S. treasury rates. See Note 4 to the Consolidated Financial Statements for additional information.

Risk Management — The increase in risk management costs in 2019 as compared with 2018 was primarily due to an increase in claims expense as a result of growth in the business and cost inflation. The increase in risk management costs in 2018 as compared with 2017 was primarily due to an increase in claims expense.

Other — Net gains on sales of certain assets in 2018 impacted the comparability of the reported periods.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of (i) labor and related benefits costs, which include salaries, bonuses, related insurance and benefits, contract labor, payroll taxes and equity-based compensation; (ii) professional fees, which include fees for consulting, legal, audit and tax services; (iii) provision for bad debts, which includes allowances for uncollectible customer accounts and collection fees and (iv) other selling, general and administrative expenses, which include, among other costs, facility-related expenses, voice and data telecommunication, advertising, bank charges, computer costs, travel and entertainment, rentals, postage and printing. In addition, the financial impacts of litigation reserves generally are included in our “Other” selling, general and administrative expenses.

The following table summarizes the major components of our selling, general and administrative expenses for the years ended December 31 (dollars in millions and as a percentage of revenues):

	2019		2018		2017
Labor and related benefits	$1,020	6.6%	$957	6.4%	$1,000	6.9%
Professional fees	183	1.2	113	0.8	102	0.7
Provision for bad debts	38	0.3	53	0.3	42	0.3
Other	390	2.5	330	2.2	324	2.2
	$1,631	10.6%	$1,453	9.7%	$1,468	10.1%

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs in 2019 compared with 2018 was primarily due to (i) an increase in headcount, merit increases and higher incentive compensation and (ii) increased contract labor costs driven by our planned investments in technology. The decrease in labor and related benefits costs in 2018 compared with 2017 was primarily due to (i) lower incentive compensation accruals in 2018 and (ii) severance costs for former executives incurred in 2017, which were partially offset by merit increases and a one-time bonus plan established in early 2018 targeted at improving employee retention.

Professional Fees — The increase in professional fees in 2019 compared with 2018 was primarily driven by higher consulting fees related to our strategic investments in operating, customer facing and back-office technologies, as well as costs incurred in preparation for our pending acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”). The increase in professional fees in 2018 compared with 2017 was primarily due to the investments we are making in technology and higher legal fees.

Provision for Bad Debts — The decrease in provision for bad debts in 2019 compared with 2018 was due to (i) collection of certain fully reserved receivables and (ii) higher prior year bad debt expense associated with the bankruptcy of a strategic customer. The increase in provision of bad debts in 2018 compared with 2017 was primarily due to increased revenues and the bankruptcy of a strategic customer.

Other — The increase in other expenses in 2019 compared with 2018 was principally driven by higher litigation reserves and increased infrastructure costs associated with our investments in technology. The increase in other expenses in 2018 compared with 2017 was primarily due to higher litigation reserves in 2018, which were partially offset by lower costs associated with advertising and travel and entertainment as we continued to focus on controlling costs.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses for the years ended December 31 (dollars in millions and as a percentage of revenues):

	2019		2018		2017
Depreciation of tangible property and equipment	$893	5.8%	$838	5.6%	$783	5.4%
Amortization of landfill airspace	575	3.7	538	3.6	497	3.4
Amortization of intangible assets	106	0.7	101	0.7	96	0.7
	$1,574	10.2%	$1,477	9.9%	$1,376	9.5%

The increase in depreciation of tangible property and equipment during the reported periods was primarily related to higher capital expenditures due to an intentional focus on accelerating certain fleet and landfill spending to support the Company’s strong collection and disposal growth. The increase in amortization of landfill airspace during the reported periods was driven by higher volumes at our landfills and changes in landfill estimates.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the years ended December 31 (in millions):

	2019	2018	2017
(Gain) loss from divestitures	$—	$(96)	$(38)
Asset impairments	42	38	41
Other	—	—	(19)
	$42	$(58)	$(16)

During the year ended December 31, 2019, we recognized asset impairments of $42 million, related to (i) $27 million of goodwill impairment charges, as discussed further in Note 6, of which $17 million related to our EES organization and $10 million related to our LampTracker® reporting unit and (ii) $15 million of asset impairment charges primarily related to certain solid waste operations.

During the year ended December 31, 2018, we recognized net gains of $58 million, primarily related to (i) a $52 million gain associated with the sale of certain collection and disposal operations in Tier 1 and (ii) net gains of $44 million substantially all from divestitures of certain ancillary operations. These gains were partially offset by (i) a $30 million charge to impair a landfill in Tier 3 based on an internally developed discounted projected cash flow analysis, taking into account continued volume decreases and revised capping cost estimates and (ii) $8 million of impairment charges primarily related to our LampTracker® reporting unit.

During the year ended December 31, 2017, we recognized net gains of $16 million, primarily related to (i) gains of $31 million from the sale of certain oil and gas producing properties and (ii) a $30 million reduction in post-closing, performance-based contingent consideration obligations associated with an acquired business in our EES organization. These gains were partially offset by (i) $34 million of goodwill impairment charges primarily related to our EES organization; (ii) $11 million of charges to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 11 to the Consolidated Financial Statements and (iii) $7 million of charges to write down certain renewable energy assets.

See Note 3 to the Consolidated Financial Statements for additional information related to the accounting policy and analysis involved in identifying and calculating impairments.

Income from Operations

The following table summarizes income from operations for the years ended December 31 and has been updated to reflect our realigned segments which are discussed further in Note 20 to the Consolidated Financial Statements (dollars in millions):

		Period-to-			Period-to-
		Period			Period
	2019	Change		2018	Change		2017
Solid Waste:
Tier 1	$1,682	$63	3.9%	$1,619	$113	7.5%	$1,506
Tier 2	854	70	8.9	784	7	0.9	777
Tier 3	1,136	144	14.5	992	(14)	(1.4)	1,006
Solid Waste	3,672	277	8.2	3,395	106	3.2	3,289
Other (a)	(203)	(137)	*	(66)	2	(2.9)	(68)
Corporate and Other (b)	(763)	(223)	41.3	(540)	45	(7.7)	(585)
Total	$2,706	$(83)	(3.0)%	$2,789	$153	5.8%	$2,636
Percentage of revenues	17.5%			18.7%			18.2%

* Percentage change does not provide a meaningful comparison.

(a)	“Other” includes (i) our WMSBS organization; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our EES and WM Renewable Energy organizations that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	Corporate operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. “Corporate and Other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.

Solid Waste — The most significant items affecting the results of operations of our Solid Waste business during the three years ended December 31, 2019 are summarized below:

The following items affected both comparable periods:

●	Income from operations for our collection and disposal business continued to see strong operating results, primarily driven by (i) internal revenue growth; (ii) acquisitions and divestitures and (iii) decreased fuel costs due in part to a year-over-year increase in federal natural gas fuel credits.

However, the following items negatively impacted our results from operations and resulted in lower income from operations in 2019 when compared with 2018:

●	(i) higher operating costs, driven by increased volumes, higher depreciation related to new collection fleet and higher labor, maintenance and repair costs; (ii) lower recycling commodity prices and (iii) asset impairments. The 2018 period was favorably impacted by net gains associated with the sale of certain collection and disposal operations in our Tier 1 segment, partially offset by the impairment of a landfill in our Tier 3 segment.

In addition, the following items affected 2018 when compared with 2017:

●	Our income from operations for our Solid Waste business benefited from certain federal natural gas fuel credits in the first quarter of 2018 and was negatively impacted by (i) lower market prices for recycling commodities; (ii) higher operating costs, including a one-time bonus plan established in early 2018 targeted at improving employee retention and (iii) increased depreciation and amortization expenses to support growth of our business. During 2018, Tier 1 also benefited from net gains associated with the sale of certain collection and disposal operations and Tier 3 was negatively impacted by an impairment of a landfill.

Other — In 2019 compared with 2018, lower income from operations is a result of (i) net gains from divestitures of certain ancillary operations in the prior year period of $44 million; (ii) $27 million of goodwill impairment charges, of which $17 million related to our EES organization and $10 million related to our LampTracker® reporting unit; (iii) lower commodity prices in 2019 associated with our WM Renewable Energy organization; (iv) a $16 million non-cash charge to write off certain equipment costs in 2019 and (v) an increase in claims expense as a result of growth in the business and cost inflation. In 2018 compared with 2017, our Other segment benefited from net gains from divestitures of certain ancillary operations and improved results in our EES and WM Renewable Energy organizations, partially offset by higher risk management costs. Our 2017 results were also favorably affected by a reduction in contingent consideration obligations in our EES organization.

Corporate and Other — The most significant items affecting the results of operations for Corporate and Other during the three years ended December 31, 2019 are summarized below:

The following items affected 2019 when compared with 2018:

●	The decrease in income from operations was driven by increased expenses as a result of (i) higher consulting fees, largely due to the investments we are making in operating, customer facing and back-office technologies; (ii) higher litigation reserves; (iii) preparation for our pending acquisition of Advanced Disposal and (iv) a decrease in the risk-free discount rate used in the measurement of our environmental remediation obligations and recovery assets in 2019. Additionally, we recognized higher incentive compensation costs during 2019.

In addition, the following items affected 2018 when compared with 2017:

●	Decreased expenses in 2018 as a result of lower incentive compensation costs and severance costs for former executives incurred in 2017, and to a lesser extent, charges in 2017 to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas. These decreases were offset, in part, by higher professional fees primarily due to investments in technology.

Interest Expense, Net

Our interest expense, net was $411 million, $374 million and $363 million in 2019, 2018 and 2017, respectively. The increase in 2019 is primarily attributable to our May 2019 issuance of $4.0 billion senior notes, partially offset by related increases in interest income as a result of higher cash and cash equivalents balances. These items are discussed further below in Liquidity and Capital Resources.

Loss on Early Extinguishment of Debt

In May 2019, WM issued $4.0 billion of senior notes, which are discussed further below in Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations. Concurrently, we used $344 million of the net proceeds from the newly issued senior notes to retire $257 million of certain high-coupon senior notes. The cash paid includes the principal amount of the debt retired, $84 million of related premiums, which are classified as loss on early extinguishment of debt in our Consolidated Statement of Operations, and $3 million of accrued interest. The principal amount of senior notes redeemed within each series was as follows:

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

In the third quarter of 2019, we elected to refund and reissue $99 million of tax-exempt bonds, which resulted in the recognition of a $1 million loss on early extinguishment of debt in our Consolidated Statement of Operations.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $55 million, $41 million and $68 million in 2019, 2018 and 2017, respectively. The losses for each period are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. We generate tax benefits, including tax credits, from the losses incurred from these investments, which are discussed further in Note 9 to the Consolidated Financial Statements. The amount in 2017 includes impairment charges of $29 million to write down equity method investments in waste diversion technology companies to their estimated fair values.

Other, Net

We recognized other, net expense of $50 million and $8 million in 2019 and 2017, respectively, compared to other, net income of $2 million in 2018. In 2019, we recognized a $52 million impairment charge related to our minority-owned investment in a waste conversion technology business. We wrote down our investment to its estimated fair value as the result of recent third-party investor’s transactions in securities of this business. The fair value of our investment was not readily determinable; thus, we determined the fair value utilizing a combination of quoted price inputs for the equity in our investment (Level 2) and certain management assumptions pertaining to investment value (Level 3). The expense for 2017 was impacted by impairment charges of $11 million related to other-than-temporary declines in the value of minority-owned investments in waste diversion technology companies.

Income Tax Expense

We recorded income tax expense of $434 million, $453 million and $242 million in 2019, 2018 and 2017 respectively, resulting in effective income tax rates of 20.6%, 19.0% and 11.0% for the years ended December 31, 2019, 2018 and 2017, respectively. The comparability of our income tax expense for the reported periods has been primarily affected by the following:

●	Investments Qualifying for Federal Tax Credits – Our low-income housing properties and refined coal facility investments reduced our income tax expense by $96 million, $57 million and $51 million, primarily due to tax credits realized from these investments for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 19 for additional information related to these unconsolidated variable interest entities.
●	Equity-Based Compensation — During 2019, 2018 and 2017, we recognized excess tax benefits related to the vesting or exercise of equity-based compensation awards resulting in a reduction in our income tax expense of $25 million, $17 million and $37 million, respectively.
●	Adjustments to Accruals and Deferred Taxes — Adjustments to our accruals and deferred taxes due to the filing of our income tax returns, analysis of our deferred tax balances and changes in state and foreign laws resulted in a reduction in our income tax expense of $22 million, $52 million and $5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
●	Tax Audit Settlements — We file income tax returns in the U.S. and Canada, as well as other state and local jurisdictions. We are currently under audit by various taxing authorities and our audits are in various stages of completion. During the reported periods, we settled various tax audits, which resulted in a reduction in our income tax expense of $2 million, $40 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
●	Enactment of Tax Reform — In accordance with applicable accounting guidance, the Company recognized the provisional tax impacts and subsequent measurement period adjustments related to the remeasurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings, resulting in a reduction in our income tax expense of $12 million and $529 million for the years ended December 31, 2018 and 2017, respectively.

See Note 9 to the Consolidated Financial Statements for more information related to income taxes.

Landfill and Environmental Remediation Discussion and Analysis

We owned or operated 244 solid waste landfills and five secure hazardous waste landfills as of December 31, 2019 and 247 solid waste and five secure hazardous waste landfills as of December 31, 2018. For these landfills, the following table reflects changes in capacity, as measured in tons of waste, for the years ended December 31 and remaining airspace, measured in cubic yards of waste, as of December 31 (in millions):

	2019			2018
	Remaining			Remaining
	Permitted	Expansion	Total	Permitted	Expansion	Total
	Capacity	Capacity	Capacity	Capacity	Capacity	Capacity
Balance as of beginning of year (in tons)	4,762	220	4,982	4,799	186	4,985
Acquisitions, divestitures, newly permitted landfills and closures	27	—	27	5	—	5
Changes in expansions pursued (a)	—	36	36	—	72	72
Expansion permits granted (b)	57	(57)	—	42	(42)	—
Tons received	(121)	—	(121)	(116)	—	(116)
Changes in engineering estimates and other (c)	29	1	30	32	4	36
Balance as of end of year (in tons)	4,754	200	4,954	4,762	220	4,982
Balance as of end of year (in cubic yards)	4,694	166	4,860	4,735	194	4,929
(a)	Amounts reflected here relate to the combined impacts of (i) new expansions pursued; (ii) increases or decreases in the airspace being pursued for ongoing expansion efforts; (iii) adjustments for differences between the airspace being pursued and airspace granted and (iv) decreases due to decisions to no longer pursue expansion permits, if any.
(b)	We received expansion permits at seven of our landfills during 2019 and six of our landfills during 2018, demonstrating our continued success in working with municipalities and regulatory agencies to expand the disposal airspace of our existing landfills.
(c)	Changes in engineering estimates can result in changes to the estimated available remaining airspace of a landfill or changes in the utilization of such landfill airspace, affecting the number of tons that can be placed in the future. Estimates of the amount of waste that can be placed in the future are reviewed annually by our engineers and are based on a number of factors, including standard engineering techniques and site-specific factors such as current and projected mix of waste type; initial and projected waste density; estimated number of years of life remaining; depth of underlying waste; anticipated access to moisture through precipitation or recirculation of landfill leachate and operating practices. We continually focus on improving the utilization of airspace through efforts that may include recirculating landfill leachate where allowed by permit; optimizing the placement of daily cover materials and increasing initial compaction through improved landfill equipment, operations and training.

The tons received at our landfills for the years ended December 31 are shown below (tons in thousands):

	2019					2018
	# of		Total		Tons per	# of	Total		Tons per
	Sites		Tons		Day	Sites	Tons		Day
Solid waste landfills	244	(a)	120,556		443	247	115,972		426
Hazardous waste landfills	5		703		3	5	739		3
	249		121,259		446	252	116,711		429
Solid waste landfills closed, divested or contract expired during related year	8		692			1	424
			121,951	(b)			117,135	(b)
(a)	In 2019, we acquired five landfills, we closed one landfill and seven landfills under contract either closed or the contract expired.

(b)	These amounts include 1.3 million tons and 1.5 million tons as of December 31, 2019 and 2018, respectively, that were received at our landfills but were used for beneficial purposes and generally were redirected from the permitted airspace to other areas of the landfill. Waste types that are frequently identified for beneficial use include green waste for composting and clean dirt for on-site construction projects.

When a landfill we own or operate receives certification of closure from the applicable regulatory agency, we generally transfer the management of the site, including any remediation activities, to our environmental legacy management group. As of December 31, 2019, our environmental legacy management group managed 212 closed landfills.

Based on remaining permitted airspace as of December 31, 2019 and projected annual disposal volume, the weighted average remaining landfill life for all of our owned or operated landfills is approximately 39 years. Many of our landfills have the potential for expanded airspace beyond what is currently permitted. We monitor the availability of permitted airspace at each of our landfills and evaluate whether to pursue an expansion at a given landfill based on estimated future disposal volume, disposal prices, construction and operating costs, remaining airspace and likelihood of obtaining an expansion permit. We are seeking expansion permits at 15 of our landfills that meet the expansion criteria outlined in the Critical Accounting Estimates and Assumptions — Landfills section below. Although no assurances can be made that all future expansions will be permitted or permitted as designed, the weighted average remaining landfill life for all owned or operated landfills is approximately 41 years when considering remaining permitted airspace, expansion airspace and projected annual disposal volume.

The number of landfills owned or operated as of December 31, 2019, segregated by their estimated operating lives based on remaining permitted and expansion airspace and projected annual disposal volume, was as follows:

	# of Landfills
0 to 5 years	27
6 to 10 years	16
11 to 20 years	39
21 to 40 years	65
41+ years	102
Total	249	(a)
(a)	Of the 249 landfills, 207 are owned, 32 are operated under lease agreements and 10 are operated under other contractual agreements. For the landfills not owned, we are usually responsible for final capping, closure and post-closure obligations.

As of December 31, 2019, we have 14 landfills which are not currently accepting waste. During the year ended December 31, 2019, we performed tests of recoverability for five of these landfills with an aggregate net recorded capitalized landfill asset cost of $272 million, for which the undiscounted expected future cash flows resulting from our probability-weighted estimation approach exceeded the carrying values. We did not perform recoverability tests for the remaining nine landfills as the net recorded capitalized landfill asset cost was not material.

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

The changes to the cost basis of our landfill assets and accumulated landfill airspace amortization for the year ended December 31, 2019 are reflected in the table below (in millions):

		Accumulated
	Cost Basis of	Landfill Airspace
	Landfill Assets	Amortization	Landfill Assets
December 31, 2018	$15,240	$(9,157)	$6,083
Capital additions	656	—	656
Asset retirement obligations incurred and capitalized	72	—	72
Acquisitions	289	—	289
Amortization of landfill airspace	—	(575)	(575)
Foreign currency translation	52	(22)	30
Asset retirements and other adjustments	(399)	428	29
December 31, 2019	$15,910	$(9,326)	$6,584

As of December 31, 2019, we estimate that we will spend approximately $600 million in 2020, and approximately $1.3 billion in 2021 and 2022 combined, for the construction and development of our landfill assets. The specific timing of landfill capital spending is dependent on future events and spending estimates are subject to change due to fluctuations in landfill waste volumes, changes in environmental requirements and other factors impacting landfill operations.

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

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2019 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2018	$1,760	$237
Obligations incurred and capitalized	72	—
Obligations settled	(113)	(22)
Interest accretion	98	4
Revisions in estimates and interest rate assumptions (a) (b)	33	21
Acquisitions, divestitures and other adjustments	5	—
December 31, 2019	$1,855	$240
(a)	The amount reported for our landfill liabilities includes revisions in estimates resulting primarily from changes in the timing and amount of costs as well as changes in estimates of remaining airspace.
(b)	The amount reported for our environmental remediation liabilities includes an increase of $11 million due to a decrease in the risk-free discount rate used to measure our liabilities from 2.75% at December 31, 2018 to 1.75% at December 31, 2019.

Landfill Operating Costs — The following table summarizes our landfill operating costs for the years ended December 31 (in millions):

	2019	2018	2017
Interest accretion on landfill liabilities	$98	$95	$92
Interest accretion on and discount rate adjustments to environmental remediation liabilities and recovery assets	13	(2)	3
Leachate and methane collection and treatment	173	150	143
Landfill remediation costs	4	13	14
Other landfill site costs	91	75	76
Total landfill operating costs	$379	$331	$328

Amortization of Landfill Airspace — Amortization of landfill airspace, which is included as a component of depreciation and amortization expenses, includes the following:

●	the amortization of landfill capital costs, including (i) costs that have been incurred and capitalized and (ii) estimated future costs for landfill development and construction required to develop our landfills to their remaining permitted and expansion airspace; and
●	the amortization of asset retirement costs arising from landfill final capping, closure and post-closure obligations, including (i) costs that have been incurred and capitalized and (ii) projected asset retirement costs.

Amortization expense is recorded on a units-of-consumption basis, applying cost as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill (net of accumulated amortization) by the number of tons needed to fill the corresponding asset’s remaining permitted and expansion airspace. Landfill capital costs and closure and post-closure asset retirement costs are generally incurred to support the operation of the landfill over its entire operating life and are, therefore, amortized on a per-ton basis using a landfill’s total permitted and expansion airspace. Final capping asset retirement costs are related to a specific final capping event and are, therefore, amortized on a per-ton basis using each discrete final capping event’s estimated permitted and expansion airspace. Accordingly, each landfill has multiple per-ton amortization rates.

The following table presents our landfill airspace amortization expense on a per-ton basis for the years ended December 31:

	2019	2018	2017
Amortization of landfill airspace (in millions)	$575	$538	$497
Tons received, net of redirected waste (in millions)	121	116	112
Average landfill airspace amortization expense per ton	$4.75	$4.64	$4.44

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

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances as of December 31 (in millions):

	2019	2018
Cash and cash equivalents	$3,561	$61
Restricted trust and escrow accounts:
Insurance reserves (a)	$270	$252
Final capping, closure, post-closure and environmental remediation funds	109	103
Other	4	11
Total restricted trust and escrow accounts	$383	$366
Debt:
Current portion	$218	$432
Long-term portion	13,280	9,594
Total debt	$13,498	$10,026
(a)	Includes $70 million as of December 31, 2019 and 2018 in other current assets in our Consolidated Balance Sheets.

Cash and cash equivalents — Cash and cash equivalents at December 31, 2019 primarily include proceeds from the May 2019 issuance of senior notes and our September 2019 issuance of Canadian senior notes. These items are discussed further below and in Note 7 to the Consolidated Financial Statements.

Debt — We use long-term borrowings in addition to the cash we generate from operations as part of our overall financial strategy to support and grow our business. We primarily use senior notes and tax-exempt bonds to borrow on a long-term basis, but we also use other instruments and facilities, when appropriate. The components of our borrowings as of December 31, 2019 are described in Note 7 to the Consolidated Financial Statements.

As of December 31, 2019, we had $1.5 billion of debt maturing within the next 12 months, including (i) $600 million of 4.75% senior notes that mature in June 2020; (ii) $669 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iii) $218 million of other debt with scheduled maturities within the next 12 months, including $112 million of tax-exempt bonds. As of December 31, 2019, we have classified $1.3 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $218 million of debt maturing in the next 12 months is classified as current obligations.

As of December 31, 2019, we also have $169 million of variable-rate tax-exempt bonds that are supported by letters of credit under our $3.5 billion revolving credit facility, of which $15 million mature within the next 12 months. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified $154 million of these borrowings as long-term in our Consolidated Balance Sheet as of December 31, 2019.

In May 2019, WM issued $4.0 billion of senior notes consisting of:

●	$750 million of 2.95% senior notes due June 15, 2024;
●	$750 million of 3.20% senior notes due June 15, 2026;
●	$1.0 billion of 3.45% senior notes due June 15, 2029;
●	$500 million of 4.00% senior notes due July 15, 2039; and
●	$1.0 billion of 4.15% senior notes due July 15, 2049.

The net proceeds from these debt issuances were $3.97 billion. Concurrently, we used $344 million of the net proceeds from the newly issued senior notes to retire $257 million of certain high-coupon senior notes. The cash paid includes the principal amount of the debt retired, $84 million of related premiums and $3 million of accrued interest as discussed above in Loss on Early Extinguishment of Debt. We used a portion of the proceeds to repay our commercial paper borrowings. We intend to use the remaining net proceeds to pay a portion of the consideration related to our pending acquisition of Advanced Disposal, which is discussed in Pending Acquisition below, and for general corporate purposes. The newly-issued senior notes due 2024, 2026, 2029 and 2039 include a special mandatory redemption feature, which provides that if the acquisition of Advanced Disposal is not completed on or prior to July 14, 2020, or if, prior to such date, the Merger Agreement is terminated for any reason, we will be required to redeem all of such outstanding notes equal to 101% of the aggregate principal amounts of such notes, plus accrued but unpaid interest.

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

We have credit facilities in place to support our liquidity and financial assurance needs. The following table summarizes our outstanding letters of credit, categorized by type of facility as of December 31 (in millions):

	2019	2018
Revolving credit facility (a)	$412	$587
Other letter of credit facilities (b)	532	556
	$944	$1,143
(a)	As of December 31, 2019, we had an unused and available credit capacity of $3.1 billion.
(b)	As of December 31, 2019, these other letter of credit facilities are both committed and uncommitted with terms extending through April 2021.

Refinancing of Revolving Credit Facility

In November 2019, we entered into the $3.5 billion revolving credit facility, which amended and restated our prior long-term U.S. and Canadian revolving credit facility. Amendments to the credit agreement included (i) increasing total capacity under the facility from $2.75 billion to $3.5 billion; (ii) increasing the accordion feature that may be used to increase total capacity in future periods from $750 million to $1.0 billion and (iii) extending the term through November 2024. The agreement provides the Company with two one-year extension options. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WM, are borrowers under the $3.5 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. WM Holdings, a wholly-owned subsidiary of WM, guarantees all the obligations under the $3.5 billion revolving credit facility.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the years ended December 31 (in millions):

	2019	2018	2017
Net cash provided by operating activities	$3,874	$3,570	$3,180
Net cash used in investing activities	$(2,376)	$(2,169)	$(1,620)
Net cash provided by (used in) financing activities	$1,964	$(1,508)	$(1,361)

Net Cash Provided by Operating Activities — Our operating cash flows increased by $304 million for the year ended December 31, 2019, as compared with the prior year period, as a result of (i) higher cash-based earnings in the current year period primarily associated with our collection and disposal business; (ii) lower bonus payments in the current year; (iii) lower income tax payments of $57 million in the current year and (iv) net favorable changes in our operating assets and liabilities, net of effects of acquisitions and divestitures, offset slightly by higher interest payments in the current year period primarily due to our May 2019 issuance of senior notes.

Our operating cash flows increased by $390 million for the year ended December 31, 2018, as compared with the prior year period, as a result of (i) higher earnings primarily associated with our collection and disposal business and (ii) lower income tax payments of $213 million, driven by enactment of tax reform and timing of income tax payments partially offset by lower earnings from our recycling line of business.

Net Cash Used in Investing Activities — The most significant items affecting the comparison of our investing cash flows for the periods presented are summarized below:

●	Acquisitions — Our spending on acquisitions was $527 million, $466 million and $200 million in 2019, 2018 and 2017, respectively, of which $521 million, $460 million and $198 million, respectively, are considered cash used in investing activities. The remaining spend is either cash used in a financing or an operating activity related to the timing of contingent consideration paid. Substantially all of these acquisitions are related to our Solid Waste business. Our acquisition spending in 2019 is primarily attributable to Petro Waste Environmental LP. See Note 18 to the Consolidated Financial Statements for additional information. We continue to focus on accretive acquisitions and growth opportunities that will enhance and expand our existing service offerings.
●	Capital Expenditures — We used $1,818 million, $1,694 million and $1,509 million for capital expenditures in 2019, 2018 and 2017, respectively. The increase is primarily due to an intentional focus on accelerating certain collection fleet and landfill spending to support the Company’s strong collection and disposal growth.
●	Proceeds from Divestitures — Proceeds from divestitures of businesses and other assets (net of cash divested) were $49 million, $208 million and $99 million in 2019, 2018 and 2017, respectively. In 2019, 2018 and 2017, $8 million, $153 million and $62 million of these divestitures, respectively, were made as part of our continuous focus on improving or divesting certain non-strategic or underperforming operations, with the remaining amounts generally related to the sale of fixed assets.
●	Other, Net — Our spending within other, net was $86 million, $223 million, and $12 million in 2019, 2018 and 2017, respectively. Cash used for other investing activities for the year ended December 31, 2019 was primarily related to (i) changes in our investments portfolio associated with a wholly-owned insurance captive from restricted cash and cash equivalents to available-for-sale securities and (ii) an initial cash payment for low-income housing investments, which is discussed further in Note 9 to the Consolidated Financial Statements. These items were partially offset by cash proceeds from the redemption of our preferred stock received in conjunction with the 2014 sale of our Puerto Rico operations, which is discussed in Note 17 to the Consolidated Financial Statements. The increase in 2018 was primarily due to changes in our investments portfolio associated with our wholly-owned insurance captive from restricted cash and cash equivalents to available-for-sale securities. See Note 17 to the Consolidated Financial Statements for additional information.

Net Cash Provided by (Used in) Financing Activities — The most significant items affecting the comparison of our financing cash flows for the periods presented are summarized below:

●	Debt Borrowings (Repayments) — The following summarizes our cash borrowings and repayments of debt (excluding our commercial paper program discussed below) for the years ended December 31 (in millions):

	2019	2018	2017
Borrowings:
Revolving credit facility (a)	$—	$119	$302
Canadian term loan and revolving credit facility	—	8	9
Senior notes	3,971	—	745
Canadian senior notes	373	—	—
Tax-exempt bonds	339	185	299
Other debt	—	47	124
	$4,683	$359	$1,479
Repayments:
Revolving credit facility (a)	$(11)	$(108)	$(728)
Canadian term loan and revolving credit facility	—	(117)	(146)
Senior notes	(257)	—	(590)
Tax-exempt bonds	(204)	(167)	(251)
Other debt	(61)	(107)	(192)
	$(533)	$(499)	$(1,907)
Net cash borrowings (repayments)	$4,150	$(140)	$(428)

(a)	Our revolving credit facility was amended and restated in November 2019.

Refer to Note 7 to the Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Premiums Paid on Early Extinguishment of Debt — During the year ended December 31, 2019, we paid premiums of $84 million to retire certain high-coupon senior notes. See Note 7 to the Consolidated Financial Statements for further discussion of this debt transaction.
●	Commercial Paper Program — During 2019, we had net cash repayments of $1,001 million compared to net cash borrowings of $453 million and $513 million (net of the related discounts on issuance) during 2018 and 2017, respectively, under our commercial paper program. We repaid the outstanding balance with proceeds from the May 2019 issuance of senior notes discussed above. Borrowings were primarily to support acquisitions, new business opportunities and for general corporate purposes.
●	Common Stock Repurchase Program — For the periods presented, all share repurchases have been made in accordance with financial plans approved by our Board of Directors. We repurchased $244 million, $1,008 million (including $4 million paid in January 2019) and $750 million of our common stock during 2019, 2018 and 2017, respectively. As a result of the pending acquisition of Advanced Disposal discussed in Pending Acquisition below, we limited our 2019 share repurchases to an amount sufficient to offset dilution impacts from our stock-based compensation plans. See Note 14 to the Consolidated Financial Statements for additional information.

In December 2019, we publicly confirmed that the Company has $1.32 billion remaining on its existing Board of Directors’ authorization to repurchase shares of the Company’s common stock. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors.

We paid aggregate cash dividends of $876 million, $802 million and $750 million during 2019, 2018 and 2017, respectively. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.425 in 2017 to $0.465 in 2018 and to $0.5125 in 2019 and has been offset, in part, by a reduction in our common stock outstanding as a result of our common stock repurchase program.

In December 2019, we announced that our Board of Directors expects to increase the quarterly dividend from $0.5125 to $0.545 per share for dividends declared in 2020. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

●	Proceeds from the Exercise of Common Stock Options — The exercise of common stock options generated financing cash inflows of $67 million, $52 million and $95 million during 2019, 2018 and 2017, respectively. The year-over-year changes are generally due to the number of stock options exercised and the exercise price of those options.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below for the years ended December 31 (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2019	2018	2017
Net cash provided by operating activities	$3,874	$3,570	$3,180
Capital expenditures	(1,818)	(1,694)	(1,509)
Proceeds from divestitures of businesses and other assets (net of cash divested)	49	208	99
Free cash flow	$2,105	$2,084	$1,770

Summary of Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Recorded Obligations:
Expected environmental liabilities: (a)
Final capping, closure and post-closure	$138	$161	$114	$96	$133	$2,587	$3,229
Environmental remediation	27	33	44	34	22	72	232
Non-cancelable operating lease obligations	63	58	57	51	40	359	628
	228	252	215	181	195	3,018	4,089
Debt payments (b) (c) (d)	823	629	660	646	1,220	9,701	13,679
Unrecorded Obligations: (e)
Interest on debt (f)	472	439	425	399	371	3,446	5,552
Estimated unconditional purchase obligations (g)	156	143	65	57	47	379	847
Anticipated liquidity impact as of December 31, 2019	$1,679	$1,463	$1,365	$1,283	$1,833	$16,544	$24,167
(a)	Environmental liabilities include final capping, closure, post-closure and environmental remediation costs recorded in our Consolidated Balance Sheet as of December 31, 2019, without the impact of discounting and inflation. Our recorded environmental liabilities for final capping, closure and post-closure will increase as we continue to place additional tons within the permitted airspace at our landfills.
(b)	These amounts represent the scheduled principal payments related to our long-term debt and financing leases, excluding interest.
(c)	Our debt obligations as of December 31, 2019 include $669 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months. If the remarketings of our bonds are unsuccessful, then the bonds can be put to us, requiring immediate repayment. We have classified the anticipated cash flows for these contractual obligations based on the scheduled maturity of the borrowings for purposes of this disclosure. For additional information regarding the classification of these borrowings in our Consolidated Balance Sheet as of December 31, 2019, refer to Note 7 to the Consolidated Financial Statements.
(d)	Our recorded debt obligations include non-cash adjustments associated with debt issuance costs, discounts, premiums and fair value adjustments attributable to terminated interest rate derivatives. These amounts have been excluded as they will not impact our liquidity in future periods.
(e)	Our unrecorded obligations represent operating lease obligations and purchase commitments from which we expect to realize an economic benefit in future periods and interest payable on our debt. We have also made certain guarantees, as discussed in Note 11 to the Consolidated Financial Statements, that we do not expect to materially affect our current or future financial position, results of operations or liquidity.
(f)	Interest on our fixed-rate debt was calculated based on contractual rates and interest on our variable-rate debt was calculated based on interest rates as of December 31, 2019. As of December 31, 2019, we had $122 million of accrued interest related to our debt obligations.
(g)	Our unconditional purchase obligations are for various contractual obligations that we generally incur in the ordinary course of our business. Certain of our obligations are quantity driven. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services or contractually stated amounts. Accordingly, the amounts reported in the table are subject to change and actual cash flow obligations in the near future may be different. See Note 11 to the Consolidated Financial Statements for discussion of the nature and terms of our unconditional purchase obligations.

Pending Acquisition

On April 14, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all outstanding shares of Advanced Disposal for $33.15 per share in cash, representing a total enterprise value of $4.9 billion when including approximately $1.9 billion of Advanced Disposal’s net debt. Advanced Disposal’s solid waste network includes 95 collection operations, 73 transfer stations, 41 owned or operated landfills and 22 owned or operated recycling facilities. On June 28, 2019, Advanced Disposal announced that 85.9% of the outstanding shares of its common stock entitled to vote were voted in favor of the proposal to adopt the Merger Agreement at a special meeting of stockholders held that day. We anticipate that we will obtain antitrust regulatory approval by the end of March 2020 and close the Advanced Disposal transaction soon thereafter.

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

Landfill Costs — We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion airspace. This estimate includes such costs as landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure costs. Additionally, landfill development includes all land purchases for the landfill footprint and required landfill buffer property. The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion airspace and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs.

Final Capping Costs — We estimate the cost for each final capping event based on the area to be capped and the capping materials and activities required. The estimates also consider when these costs are anticipated to be paid and factor in inflation and discount rates. Our engineering personnel allocate landfill final capping costs to specific final capping events. The landfill airspace associated with each final capping event is then quantified and the final capping costs for each event are amortized over the related airspace associated with the event as waste is disposed of at the landfill. We review these costs annually, or more often if significant facts change. Changes in estimates, such as timing or cost of construction, for final capping events immediately impact the required liability and the corresponding asset. When the change in estimate relates to a fully consumed asset, the adjustment to the asset must be amortized immediately through expense. When the change in estimate relates to a final capping event that has not been fully consumed, the adjustment to the asset is recognized in income prospectively as a component of landfill airspace amortization.

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

Expansion Airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year and the final expansion permit to be received within five years. Second, we must believe that obtaining the expansion permit is likely, considering the following criteria:

●	Personnel are actively working on the expansion of an existing landfill, including efforts to obtain land use and local, state or provincial approvals;
●	We have a legal right to use or obtain land to be included in the expansion plan;
●	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could negatively affect the success of such expansion; and
●	Financial analysis has been completed based on conceptual design, and the results demonstrate that the expansion meets Company criteria for investment.

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer on a quarterly basis.

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

Environmental Remediation Liabilities

A significant portion of our operating costs and capital expenditures could be characterized as costs of environmental protection. The nature of our operations, particularly with respect to the construction, operation and maintenance of our landfills subjects us to an array of laws and regulations relating to the protection of the environment. Under current laws and regulations, we may have liabilities for environmental damage caused by operations, or for damage caused by conditions that existed before we acquired a site. These liabilities include PRP investigations, settlements, and certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials, external contractor costs and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We routinely review and evaluate sites that require remediation and determine our estimated cost for the likely remedy based on a number of estimates and assumptions.

Where it is probable that a liability has been incurred, we estimate costs required to remediate sites based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were associated with the site. Next, we review the same type of information with respect to other named and unnamed PRPs. Estimates of the costs for the likely remedy are then either developed using our internal resources or by third-party environmental engineers or other service providers. Internally developed estimates are based on:

●	Management’s judgment and experience in remediating our own and unrelated parties’ sites;
●	Information available from regulatory agencies as to costs of remediation;
●	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and
●	The typical allocation of costs among PRPs, unless the actual allocation has been determined.

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

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 19 to the Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 11 to the Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2019, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

Inflation

While inflationary increases in costs can affect our income from operations margins, we believe that inflation generally has not had, and in the near future is not expected to have, any material adverse effect on our results of operations. However, as of December 31, 2019, approximately 30% of our collection revenues are generated under long-term agreements with price adjustments based on various indices intended to measure inflation. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to market risks, including changes in interest rates, certain commodity prices and Canadian currency rates. From time to time, we use derivatives to manage some portion of these risks. The Company had no derivatives outstanding as of December 31, 2019.

Interest Rate Exposure — Our exposure to market risk for changes in interest rates relates primarily to our financing activities. As of December 31, 2019, we had $13.6 billion of long-term debt, excluding the impacts of accounting for debt issuance costs, discounts, premiums and fair value adjustments attributable to terminated interest rate derivatives. We have $1.0 billion of debt that is exposed to changes in market interest rates within the next 12 months comprised of (i) $669 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months and (ii) $355 million of variable-rate tax-exempt bonds that are subject to repricing on either a daily or weekly basis. We currently estimate that a 100-basis point increase in the interest rates of our outstanding variable-rate debt obligations would increase our 2020 interest expense by $7 million.

Our remaining outstanding debt obligations have fixed interest rates through either the scheduled maturity of the debt or, for certain of our fixed-rate tax-exempt bonds, through the end of a term interest rate period that exceeds 12 months. The fair value of our fixed-rate debt obligations can increase or decrease significantly if market interest rates change.

We performed a sensitivity analysis to determine how market rate changes might affect the fair value of our market risk-sensitive debt instruments. This analysis is inherently limited because it reflects a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. An instantaneous, 100-basis point increase in interest rates across all maturities attributable to these instruments would have decreased the fair value of our debt by approximately $1.0 billion as of December 31, 2019.

We are also exposed to interest rate market risk from our cash and cash equivalent balances, as well as assets held in restricted trust funds and escrow accounts. These assets are generally invested in high quality, liquid instruments including money market funds that invest in U.S. government obligations with original maturities of three months or less. We believe that our exposure to changes in fair value of these assets due to interest rate fluctuations is insignificant as the fair value generally approximates our cost basis. We also invest a portion of our restricted trust and escrow account balances in available-for-sale securities, including U.S. Treasury securities, U.S. agency securities, municipal securities, mortgage- and asset-backed securities and equity securities, which generally mature over the next 10 years.

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

To the Board of Directors and Stockholders of Waste Management, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Waste Management, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Waste Management, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company, and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

5
/s/ ERNST & YOUNG LLP
Houston, Texas February 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Waste Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Waste Management, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02 (Topic 842)

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the 2019 financial statements to reflect the accounting method change due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Landfill Amortization
Description of the Matter

At December 31, 2019, the Company’s landfill assets totaled $6.6 billion and the associated amortization expense for 2019 was $575 million. As discussed in Note 3 of the financial statements, the Company updates the estimates used to calculate individual landfill amortization rates at least annually, or more often if significant facts change. Landfill amortization rates are used in the computation of landfill amortization expense.

Auditing landfill amortization rates and related amortization expense is complex due to the highly judgmental nature of assumptions used in estimating the rates. Significant assumptions used in the calculation of the rates include: estimated future development costs associated with the construction and retirement of the landfill, estimated remaining permitted airspace and unpermitted expansion airspace, airspace utilization factors, projected annual tonnage intakes, and projected timing of retirement activities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over determining landfill amortization rates and calculating amortization expense. Our audit procedures included, among others, testing controls over: the Company’s process for evaluating and updating the significant assumptions used in the development of the landfill amortization rates, management’s review of those significant assumptions, and the mathematical accuracy of the calculation and recording of amortization expense.

To test the landfill asset amortization rates, our audit procedures included, among others, assessing methodologies used by the Company and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We compared the significant assumptions used by management to historical trends and, when available, to comparable size landfills accepting a similar type of waste. Regarding unpermitted expansion airspace, we evaluated the Company’s criteria for inclusion in remaining airspace. In addition, we considered the professional qualifications and objectivity of management’s internal engineers responsible for developing the assumptions. We involved EY’s engineering specialists to assist with the application of these procedures. We also tested the completeness and accuracy of the historical data utilized in the development of the landfill amortization rates.

Landfill – Final Capping, Closure and Post-Closure Costs
Description of the Matter

At December 31, 2019, the carrying value of the Company’s landfill asset retirement obligations related to final capping, closure and post-closure costs totaled $1.9 billion. As discussed in Note 3 of the financial statements, the Company updates the estimates used to measure the asset retirement obligations annually, or more often if significant facts change.

Auditing the landfill asset retirement obligation is complex due to the highly judgmental nature of the assumptions used in the measurement process. These assumptions include:  estimated future costs associated with the capping, closure and post closure activities at each specific landfill; airspace consumed to date in relation to total estimated permitted airspace; the projected annual tonnage intake; and the projected timing of retirement activities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the calculation of asset retirement obligations. Our audit procedures included, among others, testing the Company’s controls over the landfill asset retirement obligation estimation process and management’s review of the significant assumptions used in the estimation of the liability, including the amount and timing of retirement costs.

To test the landfill asset retirement obligation valuation, we performed audit procedures that included, among others, assessing methodologies used by the Company, testing the completeness of activities included in the estimate (e.g., gas monitoring and extraction), and testing the significant assumptions discussed above, inclusive of the underlying data used by the Company in its development of these assumptions. We compared the significant assumptions used by management to historical trends and, when available, to comparable size landfills accepting the same type of waste. In addition, we considered the professional qualifications and objectivity of management’s internal engineers responsible for developing the assumptions. We involved EY and external engineering specialists to assist us with these procedures. Specifically, we utilized the EY engineering specialists to evaluate the reasons for significant changes in assumptions from the historical trend, and to determine whether the change from the historical trend was appropriate and identified timely. We utilized the external engineers to evaluate the estimates of remaining landfill airspace. We also tested the completeness and accuracy of the historical data utilized in preparing the estimate.

Environmental Remediation Liabilities
Description of the Matter

At December 31, 2019, environmental remediation liabilities totaled $240 million. As discussed in Note 3 of the financial statements, the Company performs a review of sites that require remediation and prepares cost estimates for the anticipated remedy using internal resources and, as needed, external resources (e.g., environmental engineers). The Company estimates the costs required to remediate sites based on: site-specific facts and circumstances; input from third party engineers or management’s judgment and experience in remediating their own and unrelated parties’ sites; and information available from regulatory agencies as to costs of remediation. The liability recorded by the Company represents its estimated share of the total obligation to remediate the site. The number of other potentially responsible parties (PRP’s) who may be liable for remediation of a specific site, their financial resources, and their relative degree of responsibility are used to determine the Company’s estimated share of the total obligation. Where the amount of an environmental remediation liability and the timing of the payments are fixed or reliably determinable, the forecasted cost is inflated until the expected time of payment and then discounted back to the present value.

Auditing environmental remediation liabilities is complex due to the highly judgmental nature of the assumptions used in the estimate. Significant judgment can be involved in determining whether the environmental liability is reasonably estimable. If the liability is determined to be reasonably estimable, significant assumptions used in the accounting for environmental remediation liabilities include: estimating the internal and external costs directly associated with site investigation and clean up, potential settlements with regulatory bodies or other affected parties, and legal and consultant fees; as well as determining the degree to which the remediation obligation is shared with other parties.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the calculation of environmental remediation liabilities. Our audit procedures included, among others, testing controls over management’s review of: the estimated costs to perform the remedial obligation, as provided by a regulatory agency or determined by a PRP group or internal engineers; the identification of PRPs and the Company’s assumptions regarding the degree of responsibility for the action; and management’s controls over the completeness and accuracy of the calculated remediation liability.

To test the environmental liabilities, we performed audit procedures that included, among others, assessing methodologies used by the Company and testing the significant assumptions discussed above, as well as the underlying costs and other estimates used by the Company in its development of these assumptions. We compared the significant assumptions used by management to historical data and trends, or to notifications or decisions from regulatory agencies or the PRP group specifying remedial plans of action required, as available. When appropriate to discount the liability, we evaluate the appropriateness of the discount rate and inflation rate utilized and the accuracy of the computation. We also involve EY engineering specialists to assist us with evaluating the completeness of the Company’s environmental liabilities.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Houston, Texas February 13, 2020

WASTE MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,561	$61
Accounts receivable, net of allowance for doubtful accounts of $28 and $29, respectively	1,949	1,931
Other receivables	370	344
Parts and supplies	106	102
Other assets	223	207
Total current assets	6,209	2,645
Property and equipment, net of accumulated depreciation and amortization of $18,657 and $18,264, respectively	12,893	11,942
Goodwill	6,532	6,430
Other intangible assets, net	521	572
Restricted trust and escrow accounts	313	296
Investments in unconsolidated entities	483	406
Other assets	792	359
Total assets	$27,743	$22,650
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,065	$1,037
Accrued liabilities	1,327	1,117
Deferred revenues	534	522
Current portion of long-term debt	218	432
Total current liabilities	3,144	3,108
Long-term debt, less current portion	13,280	9,594
Deferred income taxes	1,407	1,291
Landfill and environmental remediation liabilities	1,930	1,828
Other liabilities	912	553
Total liabilities	20,673	16,374
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,049	4,993
Retained earnings	10,592	9,797
Accumulated other comprehensive income (loss)	(8)	(87)
Treasury stock at cost, 205,956,366 and 206,299,352 shares, respectively	(8,571)	(8,434)
Total Waste Management, Inc. stockholders’ equity	7,068	6,275
Noncontrolling interests	2	1
Total equity	7,070	6,276
Total liabilities and equity	$27,743	$22,650

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

	Years Ended December 31,
	2019	2018	2017
Operating revenues	$15,455	$14,914	$14,485
Costs and expenses:
Operating	9,496	9,249	9,021
Selling, general and administrative	1,631	1,453	1,468
Depreciation and amortization	1,574	1,477	1,376
Restructuring	6	4	—
(Gain) loss from divestitures, asset impairments and unusual items, net	42	(58)	(16)
	12,749	12,125	11,849
Income from operations	2,706	2,789	2,636
Other income (expense):
Interest expense, net	(411)	(374)	(363)
Loss on early extinguishment of debt	(85)	—	(6)
Equity in net losses of unconsolidated entities	(55)	(41)	(68)
Other, net	(50)	2	(8)
	(601)	(413)	(445)
Income before income taxes	2,105	2,376	2,191
Income tax expense	434	453	242
Consolidated net income	1,671	1,923	1,949
Less: Net income (loss) attributable to noncontrolling interests	1	(2)	—
Net income attributable to Waste Management, Inc.	$1,670	$1,925	$1,949
Basic earnings per common share	$3.93	$4.49	$4.44
Diluted earnings per common share	$3.91	$4.45	$4.41

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Years Ended December 31,
	2019	2018	2017
Consolidated net income	$1,671	$1,923	$1,949
Other comprehensive income (loss), net of tax:
Derivative instruments, net	8	8	7
Available-for-sale securities, net	15	5	2
Foreign currency translation adjustments	55	(105)	76
Post-retirement benefit obligation, net	1	2	3
Other comprehensive income (loss), net of tax	79	(90)	88
Comprehensive income	1,750	1,833	2,037
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	(2)	—
Comprehensive income attributable to Waste Management, Inc.	$1,749	$1,835	$2,037

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Consolidated net income	$1,671	$1,923	$1,949
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,574	1,477	1,376
Deferred income tax expense (benefit)	100	25	(251)
Interest accretion on landfill liabilities	98	95	92
Provision for bad debts	39	54	43
Equity-based compensation expense	86	89	101
Net gain on disposal of assets	(27)	(47)	(20)
(Gain) loss from divestitures, asset impairments and other, net	113	(58)	43
Equity in net losses of unconsolidated entities, net of dividends	55	41	39
Loss on early extinguishment of debt	85	—	6
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(53)	(16)	(271)
Other current assets	(23)	(16)	50
Other assets	10	(14)	(66)
Accounts payable and accrued liabilities	243	203	126
Deferred revenues and other liabilities	(97)	(186)	(37)
Net cash provided by operating activities	3,874	3,570	3,180
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(521)	(460)	(198)
Capital expenditures	(1,818)	(1,694)	(1,509)
Proceeds from divestitures of businesses and other assets (net of cash divested)	49	208	99
Other, net	(86)	(223)	(12)
Net cash used in investing activities	(2,376)	(2,169)	(1,620)
Cash flows from financing activities:
New borrowings	4,683	359	1,479
Debt repayments	(533)	(499)	(1,907)
Premiums paid on early extinguishment of debt	(84)	—	(8)
Net commercial paper borrowings	(1,001)	453	513
Common stock repurchase program	(248)	(1,004)	(750)
Cash dividends	(876)	(802)	(750)
Exercise of common stock options	67	52	95
Tax payments associated with equity-based compensation transactions	(33)	(29)	(47)
Other, net	(11)	(38)	14
Net cash provided by (used in) financing activities	1,964	(1,508)	(1,361)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	2	(3)	—
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	3,464	(110)	199
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	183	293	94
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,647	$183	$293

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$3,561	$61	$22
Restricted cash and cash equivalents included in other current assets	15	49	70
Restricted cash and cash equivalents included in restricted trust and escrow accounts	71	73	201
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,647	$183	$293

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Balance, December 31, 2016	$5,320	630,282	$6	$4,850	$7,388	$(80)	(190,967)	$(6,867)	$23
Consolidated net income	1,949	—	—	—	1,949	—	—	—	—
Other comprehensive income (loss), net of tax	88	—	—	—	—	88	—	—	—
Cash dividends declared of $1.70 per common share	(750)	—	—	—	(750)	—	—	—	—
Equity-based compensation transactions, net of tax	185	—	—	38	1	—	4,064	146	—
Common stock repurchase program	(750)	—	—	45	—	—	(10,058)	(795)	—
Other, net	—	—	—	—	—	—	(3)	—	—
Balance, December 31, 2017	$6,042	630,282	$6	$4,933	$8,588	$8	(196,964)	$(7,516)	$23
Adoption of new accounting standards	80	—	—	—	85	(5)	—	—	—
Consolidated net income	1,923	—	—	—	1,925	—	—	—	(2)
Other comprehensive income (loss), net of tax	(90)	—	—	—	—	(90)	—	—	—
Cash dividends declared of $1.86 per common share	(802)	—	—	—	(802)	—	—	—	—
Equity-based compensation transactions, net	151	—	—	60	1	—	2,345	90	—
Common stock repurchase program	(1,008)	—	—	—	—	—	(11,673)	(1,008)	—
Divestiture of noncontrolling interest	(19)	—	—	—	—	—	—	—	(19)
Other, net	(1)	—	—	—	—	—	(7)	—	(1)
Balance, December 31, 2018	$6,276	630,282	$6	$4,993	$9,797	$(87)	(206,299)	$(8,434)	$1
Consolidated net income	1,671	—	—	—	1,670	—	—	—	1
Other comprehensive income (loss), net of tax	79	—	—	—	—	79	—	—	—
Cash dividends declared of $2.05 per common share	(876)	—	—	—	(876)	—	—	—	—
Equity-based compensation transactions, net	164	—	—	56	1	—	2,585	107	—
Common stock repurchase program	(244)	—	—	—	—	—	(2,247)	(244)	—
Other, net	—	—	—	—	—	—	5	—	—
Balance, December 31, 2019	$7,070	630,282	$6	$5,049	$10,592	$(8)	(205,956)	$(8,571)	$2

See Notes to Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019, 2018 and 2017

1.    Business

The financial statements presented in this report represent the consolidation of Waste Management, Inc., a Delaware corporation; its wholly-owned and majority-owned subsidiaries; and certain variable interest entities for which Waste Management, Inc. or its subsidiaries are the primary beneficiaries as described in Note 19. Waste Management, Inc. is a holding company and all operations are conducted by its subsidiaries. When the terms “the Company,” “we,” “us” or “our” are used in this document, those terms refer to Waste Management, Inc., its consolidated subsidiaries and consolidated variable interest entities. When we use the term “WM,” we are referring only to Waste Management, Inc., the parent holding company.

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

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. We also provide additional services that are not managed through our Solid Waste business, which are presented in this report as “Other.” Additional information related to our segments is included in Note 20.

2.    New Accounting Standards and Reclassifications

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

The impact of adopting the amended guidance primarily relates to the recognition of lease assets and lease liabilities on the balance sheet for all leases previously classified as operating leases. We recognized $385 million of right-of-use assets and $385 million of related lease liabilities as of January 1, 2019 for our contracts that are classified as operating leases. Leases with an initial term of 12 months or less have not been recorded on the balance sheet. Our accounting for financing leases, which were formerly referred to as capital leases, remained substantially unchanged. There were no other material impacts on our consolidated financial statements. See Note 8 for additional information and disclosures related to our adoption of this amended guidance.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards Pending Adoption

Financial Instrument Credit Losses — In June 2016, the FASB issued ASU 2016-13 associated with the measurement of credit losses on financial instruments. The amended guidance replaces the current incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This expected loss model will generally result in the earlier recognition of an allowance for losses.

For trade receivables, the Company will rely on, among other factors, historical loss trends and existing economic conditions. For other receivables as well as loans and other instruments, the Company will rely primarily on credit ratings. All receivables as well as other instruments may be adjusted for our expectation of future conditions and trends.

The amended guidance is effective for the Company on January 1, 2020 and will not have a material impact on our consolidated financial statements as current processes primarily align with the expected loss model. The cumulative effect will be recognized as an adjustment to retained earnings upon adoption. We are in the process of updating our business processes and related policies, systems and controls to support recognition and disclosure under the new standard.

Implementation Costs Incurred in a Cloud Computing Arrangement — In August 2018, the FASB issued ASU 2018-15 associated with customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post implementation stages are expensed as the activities are performed. The amended guidance is effective for the Company on January 1, 2020 and will not have a material impact on our consolidated financial statements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our restricted trust and escrow accounts, and accounts receivable. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements for credit extensions. We also control our exposure associated with trade receivables by discontinuing service, to the extent allowable, to non-paying customers. However, our overall credit risk associated with trade receivables is limited due to the large number and diversity of customers we serve. As of December 31, 2019 and 2018, no single customer represented greater than 5% of total accounts receivable.

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

Other receivables, as of December 31, 2019 and 2018, include receivables related to income tax payments in excess of our current income tax obligations of $231 million and $284 million, respectively. Other receivables as of December 31, 2019 also includes a receivable of $70 million related to federal natural gas fuel credits.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest, on-site road construction and other capital infrastructure costs. The cost basis of our landfill assets also includes asset retirement costs, which represent estimates of future costs associated with landfill final capping, closure and post-closure activities. These costs are discussed below.

Final Capping, Closure and Post-Closure Costs — Following is a description of our asset retirement activities and our related accounting:

●	Final Capping — Involves the installation of flexible membrane liners and geosynthetic clay liners, drainage and compacted soil layers and topsoil over areas of a landfill where total airspace has been consumed. Final capping asset retirement obligations are recorded on a units-of-consumption basis as airspace is consumed related to the specific final capping event with a corresponding increase in the landfill asset. Each final capping event is accounted for as a discrete obligation and recorded as an asset and a liability based on estimates of the discounted cash flows and airspace associated with each final capping event.
●	Closure — Includes the construction of the final portion of methane gas collection systems (when required), demobilization and routine maintenance costs. These are costs incurred after the site ceases to accept waste, but before the landfill is certified as closed by the applicable state regulatory agency. These costs are recorded as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Closure obligations are recorded over the life of the landfill based on estimates of the discounted cash flows associated with performing closure activities.
●	Post-Closure — Involves the maintenance and monitoring of a landfill site that has been certified closed by the applicable regulatory agency. Generally, we are required to maintain and monitor landfill sites for a 30-year period. These maintenance and monitoring costs are recorded as an asset retirement obligation as airspace is consumed over the life of the landfill with a corresponding increase in the landfill asset. Post-closure obligations are recorded over the life of the landfill based on estimates of the discounted cash flows associated with performing post-closure activities.

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

Once we have determined final capping, closure and post-closure costs, we inflate those costs to the expected time of payment and discount those expected future costs back to present value. During the years ended December 31, 2019, 2018 and 2017, we inflated these costs in current dollars to the expected time of payment using an inflation rate of 2.5%. We discounted these costs to present value using the credit-adjusted, risk-free rate effective at the time an obligation is incurred, consistent with the expected cash flow approach. Any changes in expectations that result in an upward revision to the estimated cash flows are treated as a new liability and discounted at the current rate while downward revisions are discounted at the historical weighted average rate of the recorded obligation. As a result, the credit-adjusted, risk-free discount rate used to calculate the present value of an obligation is specific to each individual asset retirement obligation. The weighted average rate applicable to our long-term asset retirement obligations as of December 31, 2019 was approximately 5.25%.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We record the estimated fair value of final capping, closure and post-closure liabilities for our landfills based on the airspace consumed through the current period. The fair value of final capping obligations is developed based on our estimates of the airspace consumed to date for each final capping event and the expected timing of each final capping event. The fair value of closure and post-closure obligations is developed based on our estimates of the airspace consumed to date for the entire landfill and the expected timing of each closure and post-closure activity. Because these obligations are measured at estimated fair value using present value techniques, changes in the estimated cost or timing of future final capping, closure and post-closure activities could result in a material change in these liabilities, related assets and results of operations. We assess the appropriateness of the estimates used to develop our recorded balances annually, or more often if significant facts change.

Changes in inflation rates or the estimated costs, timing or extent of future final capping, closure and post-closure activities typically result in both (i) a current adjustment to the recorded liability and landfill asset and (ii) a change in liability and asset amounts to be recorded prospectively over either the remaining permitted and expansion airspace (as defined below) of the related discrete final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Any changes related to the capitalized and future cost of the landfill assets are then recognized in accordance with our amortization policy, which would generally result in amortization expense being recognized prospectively over the remaining permitted and expansion airspace of the final capping event or the remaining permitted and expansion airspace of the landfill, as appropriate. Changes in such estimates associated with airspace that has been fully utilized result in an adjustment to the recorded liability and landfill assets with an immediate corresponding adjustment to landfill airspace amortization expense.

Interest accretion on final capping, closure and post-closure liabilities is recorded using the effective interest method and is recorded as final capping, closure and post-closure expense, which is included in operating expenses within our Consolidated Statements of Operations.

Amortization of Landfill Assets — The amortizable basis of a landfill includes (i) amounts previously expended and capitalized; (ii) capitalized landfill final capping, closure and post-closure costs; (iii) projections of future purchase and development costs required to develop the landfill site to its remaining permitted and expansion airspace and (iv) projected asset retirement costs related to landfill final capping, closure and post-closure activities.

Amortization is recorded on a units-of-consumption basis, applying expense as a rate per ton. The rate per ton is calculated by dividing each component of the amortizable basis of a landfill by the number of tons needed to fill the corresponding asset’s airspace. For landfills that we do not own, but operate through lease or other contractual agreements, the rate per ton is calculated based on expected airspace to be utilized over the lesser of the contractual term of the underlying agreement or the life of the landfill.

We apply the following guidelines in determining a landfill’s remaining permitted and expansion airspace:

●	Remaining Permitted Airspace — Our engineers, in consultation with third-party engineering consultants and surveyors, are responsible for determining remaining permitted airspace at our landfills. The remaining permitted airspace is determined by an annual survey, which is used to compare the existing landfill topography to the expected final landfill topography.
●	Expansion Airspace — We also include currently unpermitted expansion airspace in our estimate of remaining permitted and expansion airspace in certain circumstances. First, to include airspace associated with an expansion effort, we must generally expect the initial expansion permit application to be submitted within one year and the final expansion permit to be received within five years. Second, we must believe that obtaining the expansion permit is likely, considering the following criteria:
●	Personnel are actively working on the expansion of an existing landfill, including efforts to obtain land use and local, state or provincial approvals;

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

●	We have a legal right to use or obtain land to be included in the expansion plan;
●	There are no significant known technical, legal, community, business, or political restrictions or similar issues that could negatively affect the success of such expansion; and
●	Financial analysis has been completed based on conceptual design, and the results demonstrate that the expansion meets Company criteria for investment.

For unpermitted airspace to be initially included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all the criteria listed above. These criteria are evaluated by our field-based engineers, accountants, managers and others to identify potential obstacles to obtaining the permits. Once the unpermitted airspace is included, our policy provides that airspace may continue to be included in remaining permitted and expansion airspace even if certain of these criteria are no longer met as long as we continue to believe we will ultimately obtain the permit, based on the facts and circumstances of a specific landfill. In these circumstances, continued inclusion must be approved through a landfill-specific review process that includes approval by our Chief Financial Officer on a quarterly basis. Of the 15 landfill sites with expansions included as of December 31, 2019, one landfill required the Chief Financial Officer to approve the inclusion of the unpermitted airspace because the permit application process did not meet the one- or five-year requirements.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Where it is probable that a liability has been incurred, we estimate costs required to remediate sites based on site-specific facts and circumstances. We routinely review and evaluate sites that require remediation, considering whether we were an owner, operator, transporter, or generator at the site, the amount and type of waste hauled to the site and the number of years we were associated with the site. Next, we review the same type of information with respect to other named and unnamed PRPs. Estimates of the costs for the likely remedy are then either developed using our internal resources or by third-party environmental engineers or other service providers. Internally developed estimates are based on:

●	Management’s judgment and experience in remediating our own and unrelated parties’ sites;
●	Information available from regulatory agencies as to costs of remediation;
●	The number, financial resources and relative degree of responsibility of other PRPs who may be liable for remediation of a specific site; and
●	The typical allocation of costs among PRPs, unless the actual allocation has been determined.

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $140 million higher than the $240 million recorded in the Consolidated Balance Sheet as of December 31, 2019. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

Where we believe that both the amount of a particular environmental remediation liability and the timing of the payments are fixed or reliably determinable, we inflate the cost in current dollars (by 2.5%as of December 31, 2019 and 2018) until the expected time of payment and discount the cost to present value using a risk-free discount rate, which is based on the rate for U.S. Treasury bonds with a term approximating the weighted average period until settlement of the underlying obligation. We determine the risk-free discount rate and the inflation rate on an annual basis unless interim changes would materially impact our results of operations. For remedial liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating expenses in our Consolidated Statements of Operations. The following table summarizes the impacts of revisions in the risk-free discount rate applied to our

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental remediation liabilities and recovery assets for the years ended December 31 (in millions) and the risk-free discount rate applied as of December 31:

	2019	2018	2017
Increase (decrease) in operating expenses	$9	$(2)	$—
Risk-free discount rate applied to environmental remediation liabilities and recovery assets	1.75%	2.75%	2.5%

The portion of our recorded environmental remediation liabilities that were not subject to inflation or discounting, as the amounts and timing of payments are not fixed or reliably determinable, was $36 million and $35 million as of December 31, 2019 and 2018, respectively. Had we not inflated and discounted any portion of our environmental remediation liability, the amount recorded would have decreased by $8 million and increased by $3 million as of December 31, 2019 and 2018, respectively.

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

Leases

We lease property and equipment in the ordinary course of our business. Our operating lease activities primarily consist of leases for real estate, landfills and operating equipment. Our financing lease activities primarily consist of leases for operating equipment, railcars and landfill assets. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or financing leases, as appropriate. See Note 8 for additional information.

Operating Leases (excluding landfill leases discussed below) — The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years for which we are contractually obligated as of December 31, 2019 are disclosed in Note 8.

Financing Leases (excluding landfill leases discussed below) — Assets under financing leases are capitalized using interest rates determined at the commencement of each lease and are amortized over either the useful life of the asset or the lease term, as appropriate, on a straight-line basis. The present value of the related lease payments is recorded as a debt obligation. Our future minimum annual financing lease payments are disclosed in Note 8.

Landfill Leases — From an operating perspective, landfills that we lease are similar to landfills we own because generally we will operate the landfill for the life of the operating permit. The most significant portion of our rental obligations for landfill leases is contingent upon operating factors such as disposal volume and often there are no contractual minimum rental obligations. Contingent rental obligations are expensed as incurred. For landfill financing leases that provide for minimum contractual rental obligations, we record the present value of the minimum obligation as part of the landfill asset, which is amortized on a units-of-consumption basis over the shorter of the lease term or the life of the landfill. Our future minimum annual lease payments for our landfill leases are disclosed in Note 8.

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

Other intangible assets consist primarily of customer and supplier relationships, covenants not-to-compete, licenses, permits (other than landfill permits, as all landfill-related intangible assets are combined with landfill tangible assets and amortized using our landfill amortization policy), and other contracts. Other intangible assets are recorded at fair value on the acquisition date and are generally amortized using either a 150% declining balance approach or a straight-line basis as we determine appropriate. Customer and supplier relationships are typically amortized over a term of 10 years. Covenants

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not-to-compete are amortized over the term of the non-compete covenant, which is generally five years. Licenses, permits and other contracts are amortized over the definitive terms of the related agreements. If the underlying agreement does not contain definitive terms and the useful life is determined to be indefinite, the asset is not amortized.

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

Indefinite-Lived Intangible Assets, Including Goodwill — At least annually using a measurement date of October 1, and more frequently if warranted, we assess the indefinite-lived intangible assets including the goodwill of our reporting units for impairment.

We first performed a qualitative assessment to determine if it was more likely than not that the fair value of a reporting unit was less than its carrying value. If the assessment indicated a possible impairment, we completed a quantitative review, comparing the estimated fair value of a reporting unit to its carrying amount, including goodwill. An impairment charge was recognized if the asset’s estimated fair value was less than its carrying amount. Fair value is typically estimated using an income approach using Level 3 inputs. However, when appropriate, we may also use a market approach. The income approach is based on the long-term projected future cash flows of the reporting units. We discount the estimated cash flows to present value using a weighted average cost of capital that considers factors such as market assumptions, the timing of the cash flows and the risks inherent in those cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting units’ expected long-term performance considering the economic and market

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions that generally affect our business. The market approach estimates fair value by measuring the aggregate market value of publicly-traded companies with similar characteristics to our business as a multiple of their reported earnings. We then apply that multiple to the reporting units’ earnings to estimate their fair values. We believe that this approach may also be appropriate in certain circumstances because it provides a fair value estimate using valuation inputs from entities with operations and economic characteristics comparable to our reporting units.

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

Refer to Notes 6 and 12 for information related to impairments recognized during the reported periods.

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

Restricted Trust and Escrow Accounts

Our restricted trust and escrow accounts consist principally of funds deposited for purposes of funding insurance claims and settling landfill final capping, closure, post-closure and environmental remediation obligations. These funds are allocated between cash, money market funds and available-for-sale securities depending on the estimated timing and purpose of the use of funds. We use a wholly-owned insurance captive to insure the deductibles for certain claims programs, as discussed above in Insured and Self-Insured Claims, and the premiums paid were directly deposited into a restricted escrow account to be used solely for paying insurance claims. At several of our landfills, we provide financial assurance by depositing cash into restricted trust or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Balances maintained in these restricted trust and escrow accounts will fluctuate based on (i) changes in statutory requirements; (ii) future deposits made to comply with contractual arrangements; (iii) the ongoing use of funds; (iv) acquisitions or divestitures and (v) changes in the fair value of the financial instruments held in the restricted trust or escrow accounts. The current portion of restricted trust and escrow accounts as of December 31, 2019 and 2018 of $70 million is included in other current assets in our Consolidated Balance Sheets.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 19 for additional discussion related to restricted trust and escrow accounts for final capping, closure, post-closure or environmental remediation obligations.

Investments in Unconsolidated Entities

Investments in unconsolidated entities over which the Company has significant influence are accounted for under the equity method of accounting. Equity investments in which the Company does not have the ability to exert significant influence over the investees’ operating and financing activities are measured using a quantitative approach as these investments do not have readily determinable fair values. The quantitative approach, or measurement alternative, is equal to its cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The fair value of our redeemable preferred stock has been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. The following table summarizes our investments in unconsolidated entities as of December 31 (in millions):

	2019	2018
Equity method investments	$377	$257
Investments without readily determinable fair values	57	83
Redeemable preferred stock	49	66
Investments in unconsolidated entities	$483	$406

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

Refer to Notes 12 and 17 for information related to impairments and other adjustments recognized during the reported periods.

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

Revenue Recognition

Our Solid Waste operating revenues are primarily generated from fees charged for our collection, transfer, disposal, and recycling and resource recovery services, and from sales of commodities by our recycling and landfill gas-to-energy operations. Revenues from our collection operations are influenced by factors such as collection frequency, type of collection equipment furnished, type and volume or weight of the waste collected, distance to the disposal facility or material recovery facility and our disposal costs. Revenues from our landfill operations consist of tipping fees, which are generally based on the type and weight or volume of waste being disposed of at our disposal facilities. Fees charged at transfer stations are generally based on the weight or volume of waste deposited, taking into account our cost of loading,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transporting and disposing of the solid waste at a disposal site. Recycling revenues generally consist of tipping fees and the sale of recycling commodities to third parties. The fees we charge for our services generally include our environmental, fuel surcharge and regulatory recovery fees, which are intended to pass through to customers direct and indirect costs incurred. We also provide additional services that are not managed through our Solid Waste business, including operations managed by both our Strategic Business Solutions (“WMSBS”) and Energy and Environmental Services (“EES”) organizations, recycling brokerage services, landfill gas-to-energy services and certain other expanded service offerings and solutions.

Our revenue from sources other than customer contracts primarily relates to lease revenue associated with compactors and balers. Revenue from our leasing arrangements was not material and represented approximately 1%of total revenue for each of the reported periods.

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

See Note 20 for additional information related to revenue by reportable segment and major lines of business.

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

As of December 31, 2019 and 2018, we had $153 million and $145 million of deferred contract costs, respectively, of which $117 million and $109 million was related to deferred sales incentives, respectively. During the years ended December 31, 2019 and 2018, we amortized $23 million and $22 million of sales incentives to selling, general and administrative expense, respectively, and $17 million and $35 million of other contract acquisition costs as a reduction in revenue, respectively.

Long-Term Contracts

Approximately 25% of our total revenue is derived from contracts with a remaining term greater than one year. The consideration for these contracts is primarily variable in nature. The variable elements of these contracts primarily include the number of homes and businesses served and annual rate changes based on consumer price index, fuel prices or other operating costs. Such contracts are generally within our collection, recycling and other lines of business and have a weighted average remaining contract life of approximately five years. We do not disclose the value of unsatisfied performance obligations for these contracts as our right to consideration corresponds directly to the value provided to the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer for services completed to date and all future variable consideration is allocated to wholly unsatisfied performance obligations.

Capitalized Interest

We capitalize interest on certain projects under development, including landfill expansion projects, certain assets under construction, including operating landfills and landfill gas-to-energy projects and internal-use software. During 2019, 2018 and 2017, total interest costs were $485 million, $400 million and $383 million, respectively, of which $21 million, $16 million and $15 million was capitalized in 2019, 2018 and 2017, respectively.

Income Taxes

The Company is subject to income tax in the U.S. and Canada. Current tax obligations associated with our income tax expense are reflected in the accompanying Consolidated Balance Sheets as a component of accrued liabilities and our deferred tax obligations are reflected in deferred income taxes.

Deferred income taxes are based on the difference between the financial reporting and tax basis of assets and liabilities. Deferred income tax expense represents the change during the reporting period in the deferred tax assets and liabilities, net of the effect of acquisitions and dispositions. Deferred tax assets include tax loss and credit carry-forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We establish reserves for uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that certain positions may be challenged and potentially disallowed. When facts and circumstances change, we adjust these reserves through our income tax expense.

Should interest and penalties be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of our income tax expense in our Consolidated Statements of Operations.

See Note 9 for discussion of our income taxes.

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

Supplemental Cash Flow Information

The following table shows supplemental cash flow information for the years ended December 31 (in millions):

	2019	2018	2017
Interest, net of capitalized interest	$397	$339	$380
Income taxes	292	349	562

During 2019, we had $299 million of non-cash financing activities from our recent federal low-income housing investment discussed in Note 9 and new financing leases. During 2018, we had $250 million of non-cash financing activities from a federal low-income housing investment and new financing leases. During 2017, we did not have any

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significant non-cash investing and financing activities. Non-cash investing and financing activities are generally excluded from the Consolidated Statements of Cash Flows.

4.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs as of December 31 are presented in the table below (in millions):

	2019			2018
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$138	$27	$165	$143	$26	$169
Long-term	1,717	213	1,930	1,617	211	1,828
	$1,855	$240	$2,095	$1,760	$237	$1,997

The changes to landfill and environmental remediation liabilities for the year ended December 31, 2019 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2018	$1,760	$237
Obligations incurred and capitalized	72	—
Obligations settled	(113)	(22)
Interest accretion	98	4
Revisions in estimates and interest rate assumptions (a) (b)	33	21
Acquisitions, divestitures and other adjustments	5	—
December 31, 2019	$1,855	$240
(a)	The amount reported for our landfill liabilities includes revisions in estimates resulting primarily from changes in the timing and amount of costs as well as changes in estimates of remaining airspace.
(b)	The amount reported for our environmental remediation liabilities includes an increase of $11 million due to a decrease in the risk-free discount rate used to measure our liabilities from 2.75% at December 31, 2018 to 1.75% at December 31, 2019.

Our recorded liabilities as of December 31, 2019 include the impacts of inflating certain of these costs based on our expectations of the timing of cash settlement and of discounting certain of these costs to present value. Anticipated payments of currently identified environmental remediation liabilities, as measured in current dollars, are $27 million in 2020, $33 million in 2021, $44 million in 2022, $34 million in 2023, $22 million in 2024 and $72 million thereafter.

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations. Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Notes 17 and 19 for additional information related to these trusts.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Property and Equipment

Property and equipment as of December 31 consisted of the following (in millions):

	2019	2018
Land	$656	$656
Landfills	15,910	15,240
Vehicles	5,344	5,059
Machinery and equipment	3,140	2,988
Containers	2,616	2,588
Buildings and improvements	3,174	2,998
Furniture, fixtures and office equipment	710	677
	31,550	30,206
Less: Accumulated depreciation of tangible property and equipment	(9,331)	(9,107)
Less: Accumulated amortization of landfill airspace	(9,326)	(9,157)
Property and equipment, net	$12,893	$11,942

Depreciation and amortization expense, including amortization expense for assets recorded as financing leases, consisted of the following for the years ended December 31 (in millions):

	2019	2018	2017
Depreciation of tangible property and equipment	$893	$838	$783
Amortization of landfill airspace	575	538	497
Depreciation and amortization expense	$1,468	$1,376	$1,280

6.    Goodwill and Other Intangible Assets

Goodwill was $6,532 million and $6,430 million as of December 31, 2019 and 2018, respectively. The $102 million increase in goodwill during 2019 is primarily related to acquisitions partially offset by impairment charges, which are discussed below, and translation adjustments related to our Canadian operations.

As discussed in Note 3, we perform our annual impairment test of goodwill balances for our reporting units using a measurement date of October 1. We will also perform interim tests if an impairment indicator exists. As a result of our annual impairment test performed in the fourth quarter of 2019, we recorded goodwill impairment charges of $27 million, of which $17 million related to our EES organization and $10 million related to our LampTracker® reporting unit, because the carrying value including goodwill exceeded the estimated fair value. Fair value was estimated using an income approach based on long-term projected discounted future cash flows of the reporting unit (Level 3).

See Notes 12, 18 and 20 for additional information related to goodwill.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our other intangible assets consisted of the following as of December 31 (in millions):

	Customer	Covenants	Licenses,
	and Supplier	Not-to-	Permits
	Relationships	Compete	and Other	Total
2019
Intangible assets	$906	$72	$110	$1,088
Less: Accumulated amortization	(469)	(36)	(62)	(567)
	$437	$36	$48	$521
2018
Intangible assets	$949	$60	$109	$1,118
Less: Accumulated amortization	(461)	(24)	(61)	(546)
	$488	$36	$48	$572

Amortization expense for other intangible assets was $106 million, $101 million and $96 million for 2019, 2018 and 2017, respectively. As of December 31, 2019, we had $19 million of licenses, permits and other intangible assets that are not subject to amortization because they do not have stated expirations or have routine, administrative renewal processes. Additional information related to other intangible assets acquired through business combinations is included in Note 18. As of December 31, 2019, we expect annual amortization expense related to other intangible assets to be $99 million in 2020, $85 million in 2021, $70 million in 2022, $61 million in 2023 and $56 million in 2024.

7.    Debt

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of December 31:

	2019	2018
Revolving credit facility (weighted average interest rate of 3.1% as of December 31, 2018)	$—	$11
Commercial paper program (weighted average interest rate of 2.9% as of December 31, 2018)	—	990
Senior notes, maturing through 2049, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 3.9% as of December 31, 2019 and 4.3% as of December 31, 2018)	9,965	6,222
Canadian senior notes, maturing September 2026, interest rate of 2.6%	385	—
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 1.35% to 4.3% (weighted average interest rate of 2.3% as of December 31, 2019 and 2.35% as of December 31, 2018)	2,523	2,388
Financing leases and other, maturing through 2071, weighted average interest rate of 4.7%	710	467
Debt issuance costs, discounts and other	(85)	(52)
	13,498	10,026
Current portion of long-term debt	218	432
	$13,280	$9,594

Debt Classification

As of December 31, 2019, we had $1.5 billion of debt maturing within the next 12 months, including (i) $600 million of 4.75% senior notes that mature in June 2020; (ii) $669 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iii) $218 million of other debt with scheduled maturities within the next 12 months, including $112 million of tax-exempt bonds. As of December 31, 2019,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we have classified $1.3 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $218 million of debt maturing in the next 12 months is classified as current obligations.

As of December 31, 2019, we also have $169 million of variable-rate tax-exempt bonds that are supported by letters of credit under our $3.5 billion revolving credit facility, of which $15 million mature within the next 12 months. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified $154 million of these borrowings as long-term in our Consolidated Balance Sheet as of December 31, 2019.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — In November 2019, we entered into the $3.5 billion revolving credit facility, which amended and restated our prior long-term U.S. and Canadian revolving credit facility. Amendments to the credit agreement included (i) increasing total capacity under the facility from $2.75 billion to $3.5 billion; (ii) increasing the accordion feature that may be used to increase total capacity in future periods from $750 million to $1.0 billion and (iii) extending the term through November 2024. The agreement provides the Company with two one-year extension options. Waste Management of Canada Corporation and WM Quebec Inc., each an indirect wholly-owned subsidiary of WM, are borrowers under the $3.5 billion revolving credit facility, and the agreement permits borrowing in Canadian dollars up to the U.S. dollar equivalent of $375 million, with such borrowings to be repaid in Canadian dollars. WM Holdings, a wholly-owned subsidiary of WM, guarantees all the obligations under the $3.5 billion revolving credit facility.

The $3.5 billion revolving credit facility provides us with credit capacity to be used for cash borrowings, to support letters of credit or to support our commercial paper program. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR or CDOR ranges from 0.575% to 1.015%. Our $3.5 billion revolving credit facility was drafted in anticipation of the phaseout of LIBOR and contains provisions to replace LIBOR with an appropriate alternate benchmark rate as needed. As of December 31, 2019, we had no outstanding borrowings and $412 million of letters of credit issued and supported by the facility, leaving unused and available credit capacity of $3.1 billion.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. In November 2019, we amended our commercial paper program, increasing our ability to borrow funds from $2.75 billion to $3.5 billion, provided that the aggregate outstanding amount of commercial paper borrowings, together with borrowings and issued letters of credit under the $3.5 billion revolving credit facility, shall not at any time exceed the aggregate authorized borrowing capacity of such facility. As of December 31, 2019, we had no outstanding borrowings under our commercial paper program.

Other Letter of Credit Facilities — As of December 31, 2019, we had utilized $532 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through April 2021.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Borrowings and Repayments

Revolving Credit Facility — In 2019, we repaid C$15 million, or $11 million, of Canadian borrowings under our revolving credit facility with available cash.

Senior Notes — In May 2019, WM issued $4.0 billion of senior notes consisting of:

●	$750 million of 2.95% senior notes due June 15, 2024;
●	$750 million of 3.20% senior notes due June 15, 2026;
●	$1.0 billion of 3.45% senior notes due June 15, 2029;
●	$500 million of 4.00% senior notes due July 15, 2039; and
●	$1.0 billion of 4.15% senior notes due July 15, 2049.

The net proceeds from these debt issuances were $3.97 billion. Concurrently, we used $344 million of the net proceeds from the newly issued senior notes to retire $257 million of certain high-coupon senior notes. The cash paid includes the principal amount of the debt retired, $84 million of related premiums, which are classified as loss on early extinguishment of debt in our Consolidated Statement of Operations, and $3 million of accrued interest. The principal amount of senior notes redeemed within each series was as follows:

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

We used a portion of the proceeds to repay our commercial paper borrowings as discussed further below. We intend to use the remaining net proceeds to pay a portion of the consideration related to our pending acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) which is discussed further in Note 18, and for general corporate purposes. The newly-issued senior notes due 2024, 2026, 2029 and 2039 include a special mandatory redemption feature, which provides that if the acquisition of Advanced Disposal is not completed on or prior to July 14, 2020, or if, prior to such date, the Merger Agreement is terminated for any reason, we will be required to redeem all of such outstanding notes equal to 101% of the aggregate principal amounts of such notes, plus accrued but unpaid interest.

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

Commercial Paper Program — During the year ended December 31, 2019, we made net cash repayments of $1.0 billion (net of the related discount on issuance).

Tax-Exempt Bonds — We issued $240 million of new tax-exempt bonds in 2019. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill and solid waste disposal facility construction and development. In the third quarter of 2019, we elected to refund and reissue $99 million of tax-exempt bonds which resulted in the recognition of a $1 million loss on early extinguishment of debt in our Consolidated Statement of Operations. Additionally, during the year ended December 31, 2019, we repaid $105 million of our tax-exempt bonds with available cash.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financing Leases and Other — The increase in our financing leases and other debt obligations during 2019 is primarily related to (i) our new federal low-income housing investment discussed in Note 9, which increased our debt obligations by $140 million, and (ii) an increase of $159 million attributable to non-cash financing arrangements. These increases were offset by a net decrease of $56 million, primarily due net cash repayments of debt at maturity.

Scheduled Debt Payments

Principal payments of our debt for the next five years and thereafter, based on scheduled maturities are as follows: $823 million in 2020, $629 million in 2021, $660 million in 2022, $646 million in 2023, $1,220 million in 2024 and $9,701 million thereafter. Our recorded debt and financing lease obligations include non-cash adjustments associated with debt issuance costs, discounts, premiums and fair value adjustments attributable to terminated interest rate derivatives, which have been excluded from these amounts because they will not result in cash payments. See Note 8 below for further discussion of our financing lease arrangements.

Secured Debt

Our debt balances are generally unsecured, except for financing leases and the notes payable associated with our investments in low-income housing properties.

Debt Covenants

The terms of certain of our financing arrangements require that we comply with financial and other covenants. Our most restrictive financial covenant is the one contained in our $3.5 billion revolving credit facility, which sets forth a maximum total debt to consolidated earnings before interest, taxes, depreciation and amortization ratio (the “Leverage Ratio”). This covenant requires that the Leverage Ratio for the preceding four fiscal quarters will not be more than 3.75 to 1, provided that if an acquisition permitted under the $3.5 billion revolving credit facility involving aggregate consideration in excess of $200 million occurs during the fiscal quarter, the Company shall have the right to increase the Leverage Ratio to 4.25 to 1 during such fiscal quarter and for the following three fiscal quarters (the “Elevated Leverage Ratio Period”). There shall be no more than two Elevated Leverage Ratio Periods during the term of the $3.5 billion revolving credit facility, and the Leverage Ratio must return to 3.75 to 1 for at least one fiscal quarter between Elevated Leverage Ratio Periods. The calculation of all components used in the Leverage Ratio covenant are as defined in the $3.5 billion revolving credit facility.

Our $3.5 billion revolving credit facility, senior notes and other financing arrangements also contain certain restrictions on the ability of the Company’s subsidiaries to incur additional indebtedness as well as restrictions on the ability of the Company and its subsidiaries to, among other things, incur liens; engage in sale-leaseback transactions and engage in mergers and consolidations. We monitor our compliance with these restrictions, but do not believe that they significantly impact our ability to enter into investing or financing arrangements typical for our business. As of December 31, 2019 and 2018, we were in compliance with all covenants and restrictions under our financing arrangements that may have a material effect on our Consolidated Financial Statements.

8.    Leases

Our operating lease activities primarily consist of leases for real estate, landfills and operating equipment. Our financing lease activities primarily consist of leases for operating equipment, railcars and landfill assets. Leases with an initial term of 12 months or less, which are not expected to be renewed beyond one year, are not recorded on the balance sheet and are recognized as lease expense on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms generally ranging from one to 10 years. The exercise of lease renewal options is at our sole discretion. We include the renewal term in the calculation of the right-of-use asset and related lease liability when

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such renewals are reasonably certain of being exercised. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments based on usage and other lease agreements include rental payments adjusted periodically for inflation; these payments are treated as variable lease payments. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

When the implicit interest rate is not readily available for our leases, we discount future cash flows of the remaining lease payments using the current interest rate that would be paid to borrow on collateralized debt over a similar term, or incremental borrowing rate, at the commencement date.

Supplemental balance sheet information for our leases is as follows (in millions):

Leases	Classification	December 31, 2019
Assets
Long-term:
Operating	Other assets	$424
Financing	Property and equipment, net of accumulated depreciation and amortization	374
Total lease assets		$798

Liabilities
Current:
Operating	Accrued liabilities	$79
Financing	Current portion of long-term debt	36
Long-term:
Operating	Other liabilities	366
Financing	Long-term debt, less current portion	323
Total lease liabilities		$804

Operating lease expense was $132 million, $129 million and $134 million during 2019, 2018 and 2017, respectively, and is included in operating and selling, general and administrative expenses in our Consolidated Statement of Operations. Financing lease expense for 2019 was $48 million and is included in depreciation and amortization expense and interest expense, net in our Consolidated Statement of Operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum contractual obligations for our leases (undiscounted) as of December 31, 2019 are as follows (in millions):

	Operating	Financing
2020	$63	$47
2021	58	45
2022	57	45
2023	51	44
2024	40	41
Thereafter	359	256
Total lease payments	$628	$478
Less: interest	(183)	(119)
Discounted lease liabilities	$445	$359

As of December 31, 2019, we entered into leases, primarily for real estate, that have not yet commenced with future lease payments of $26 million that are not reflected in the table above. These leases will commence through 2020 with non-cancelable lease terms up to 15 years.

Cash paid during 2019 for our operating and financing leases was $87 million and $40 million, respectively. During 2019, right-of-use assets obtained in exchange for lease obligations for our operating and financing leases were $149 million and $134 million, respectively.

As of December 31, 2019, the weighted average remaining lease terms of our operating and financing leases were approximately 16 years and 14 years, respectively. The weighted average discount rates used to determine the lease liabilities as of December 31, 2019 for our operating and financing leases were approximately 3.50% and 4.10%, respectively.

9.    Income Taxes

Income Tax Expense

Our income tax expense consisted of the following for the years ended December 31 (in millions):

	2019	2018	2017
Current:
Federal	$204	$256	$400
State	94	132	56
Foreign	36	40	37
	334	428	493
Deferred:
Federal	94	59	(316)
State	8	(32)	62
Foreign	(2)	(2)	3
	100	25	(251)
Income tax expense	$434	$453	$242

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. federal statutory income tax rate is reconciled to the effective income tax rate for the years ended December 31 as follows:

	2019	2018	2017
Income tax expense at U.S. federal statutory rate	21.00%	21.00%	35.00%
State and local income taxes, net of federal income tax benefit	4.39	4.41	3.25
Impacts of enactment of tax reform	—	(0.51)	(24.14)
Federal tax credits	(4.38)	(2.44)	(2.31)
Taxing authority audit settlements and other tax adjustments	(0.74)	(3.85)	0.03
Tax impact of equity-based compensation transactions	(0.91)	(0.54)	(1.45)
Tax impact of impairments	0.72	0.03	0.66
Tax rate differential on foreign income	0.40	0.43	(0.55)
Other	0.13	0.51	0.55
Effective income tax rate	20.61%	19.04%	11.04%

The comparability of our income tax expense for the reported periods has been primarily affected by (i) variations in our income before income taxes; (ii) federal tax credits; (iii) excess tax benefits associated with equity-based compensation transactions (iv) adjustments to our accruals and deferred taxes; (v) the tax implications of impairments; (vi) the realization of state net operating losses and credits; (vii) tax audit settlements and (viii) the impacts of enactment of tax reform.

For financial reporting purposes, income before income taxes by source for the years ended December 31 was as follows (in millions):

	2019	2018	2017
Domestic	$2,025	$2,235	$2,040
Foreign (a)	80	141	151
Income before income taxes	$2,105	$2,376	$2,191
(a)

Foreign income before income taxes for the year ended December 31, 2019 includes a $52 million impairment charge related to our minority-owned investment in a waste conversion technology business. See Note 12 for further discussion.

Investments Qualifying for Federal Tax Credits — We have significant financial interests in entities established to invest in and manage low-income housing properties and a refined coal facility. On August 28, 2019 we acquired an additional noncontrolling interest in a limited liability company established to invest in and manage low-income housing properties. Our consideration for this investment totaled $160 million, which was comprised of a $140 million note payable and an initial cash payment of $20 million. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments and the coal facility’s refinement processes qualify for federal tax credits that we expect to realize through 2030 under Section 42, through 2024 under Section 45D, and through 2019 under Section 45 of the Internal Revenue Code.

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s pre-tax results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Consolidated Statements of Operations. During the years ended December 31, 2019, 2018 and 2017, we recognized $46 million, $30 million and $30 million of net losses and a reduction in our income tax expense of $96 million, $57 million and $51 million, respectively, primarily due to tax credits realized from these investments. In addition, during the years ended December 31, 2019, 2018 and 2017, we recognized interest expense of $9 million, $3 million and $2 million, respectively, associated with our investments in low-income housing properties. See Note 19 for additional information related to these unconsolidated variable interest entities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Federal Tax Credits — During 2019, 2018 and 2017, we recognized federal tax credits in addition to the tax credits realized from our investments in low-income housing properties and the refined coal facility, resulting in a reduction in our income tax expense of $11 million, $10 million and $13 million, respectively.

Equity-Based Compensation — During 2019, 2018 and 2017, we recognized excess tax benefits related to the vesting or exercise of equity-based compensation awards resulting in a reduction in our income tax expense of $25 million, $17 million and $37 million, respectively.

Adjustments to Accruals and Deferred Taxes — Adjustments to our accruals and deferred taxes due to the filing of our income tax returns, analysis of our deferred tax balances and changes in state and foreign laws resulted in a reduction in our income tax expense of $22 million, $52 million and $5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Tax Implications of Impairments — Portions of the impairment charges recognized during the reported periods are not deductible for tax purposes resulting in an increase in income tax expense of $15 million, $1 million and $15 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 12 for more information related to our impairment charges.

State Net Operating Losses and Credits — During 2019, 2018 and 2017, we recognized state net operating losses and credits resulting in a reduction in our income tax expense of $14 million, $22 million and $12 million, respectively.

Tax Audit Settlements — We file income tax returns in the U.S. and Canada, as well as other state and local jurisdictions. We are currently under audit by various taxing authorities, as discussed below, and our audits are in various stages of completion. During the reported periods, we settled various tax audits which resulted in a reduction in our income tax expense of $2 million, $40 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Enactment of Tax Reform – In accordance with applicable accounting guidance, the Company recognized the provisional tax impacts and subsequent measurement period adjustments related to the remeasurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation of previously tax-deferred and unremitted foreign earnings, resulting in a reduction in our income tax expense of $12 million and $529 million for the years ended December 31, 2018 and 2017, respectively.

Unremitted Earnings in Foreign Subsidiaries — No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time, mandatory transition tax, or any additional outside basis difference, as these amounts continue to be indefinitely reinvested in foreign operations.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets (Liabilities)

The components of net deferred tax liabilities as of December 31 are as follows (in millions):

	2019	2018
Deferred tax assets:
Net operating loss, capital loss and tax credit carry-forwards	$150	$258
Landfill and environmental remediation liabilities	156	143
Operating lease liabilities	114	—
Miscellaneous and other reserves, net	150	175
Subtotal	570	576
Valuation allowance	(162)	(261)
Deferred tax liabilities:
Property and equipment	(842)	(752)
Goodwill and other intangibles	(865)	(854)
Operating lease right-of-use assets	(108)	—
Net deferred tax liabilities	$(1,407)	$(1,291)

The valuation allowance decreased by $99 million in 2019 primarily due to the utilization and expiration of federal capital loss carry-forwards.

As of December 31, 2019, we had $1.8 billion of state net operating loss carry-forwards with expiration dates through 2039. We also had $27 million of federal capital loss carry-forwards with expiration dates through 2024, $32 million of foreign tax credit carry-forwards with expiration dates through 2029 and $17 million of state tax credit carry-forwards with expiration dates through 2035.

We have established valuation allowances for uncertainties in realizing the benefit of certain tax loss and credit carry-forwards and other deferred tax assets. While we expect to realize the deferred tax assets, net of the valuation allowances, changes in estimates of future taxable income or in tax laws may alter this expectation.

Liabilities for Uncertain Tax Positions

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, including accrued interest, is as follows (in millions):

	2019	2018	2017
Balance as of January 1	$36	$109	$82
Additions based on tax positions related to the current year	5	6	19
Additions based on tax positions of prior years	—	12	11
Accrued interest	2	2	4
Settlements	—	(88)	(1)
Lapse of statute of limitations	(3)	(5)	(6)
Balance as of December 31	$40	$36	$109

These liabilities are included as a component of other long-term liabilities in our Consolidated Balance Sheets because the Company does not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. As of December 31, 2019, we have $33 million of net unrecognized tax benefits that, if recognized in future periods, would impact our effective income tax rate.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize interest expense related to unrecognized tax benefits in our income tax expense, which was not material for the reported periods. We did not have any accrued liabilities or expense for penalties related to unrecognized tax benefits for the reported periods.

10.  Employee Benefit Plans

Defined Contribution Plans — Waste Management sponsors a 401(k) retirement savings plan that covers employees, except those working subject to collective bargaining agreements that do not provide for coverage under the plan. U.S. employees who are not subject to such collective bargaining agreements are generally eligible to participate in the plan following a 90-day waiting period after hire and may contribute as much as 50% of their eligible annual compensation and 80% of their annual incentive plan bonus, subject to annual contribution limitations established by the IRS. Under the retirement savings plan, for non-union employees, we match 100% of employee contributions on the first 3% of their eligible annual compensation and 50% of employee contributions on the next 3% of their eligible annual compensation, resulting in a maximum match of 4.5% of eligible annual compensation. Non-union employees hired on or after January 1, 2018 are automatically enrolled in the plan at a 3% contribution rate upon eligibility. Both employee and Company contributions are in cash and vest immediately. Certain U.S. employees who are subject to collective bargaining agreements may participate in the 401(k) retirement savings plan under terms specified in their collective bargaining agreement. Certain employees outside the U.S., including those in Canada, participate in defined contribution plans maintained by the Company in compliance with laws of the appropriate jurisdiction. Charges to operating and selling, general and administrative expenses for our defined contribution plans totaled $88 million, $80 million and $70 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Defined Benefit Plans (other than multiemployer defined benefit pension plans discussed below) — WM Holdings sponsors a defined benefit plan for certain employees who are subject to collective bargaining agreements that provide for participation in this plan. Further, certain of our Canadian subsidiaries sponsor defined benefit plans that are frozen to new participants. As of December 31, 2019, the combined benefit obligation of these pension plans was $141 million supported by $136 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $5 million. As of December 31, 2018, the combined benefit obligation of these pension plans was $120 million supported by $117 million of combined plan assets, resulting in an aggregate unfunded benefit obligation for these plans of $3 million.

In addition, WM Holdings and certain of its subsidiaries provided post-retirement health care and other benefits to eligible retirees. In conjunction with our acquisition of WM Holdings in July 1998, we limited participation in these plans to participating retirees as of December 31, 1998. The unfunded benefit obligation for these plans was $14 million and $18 million as of December 31, 2019 and 2018, respectively.

Our accrued benefit liabilities for our defined benefit pension and other post-retirement plans were $19 million and $21 million as of December 31, 2019 and 2018, respectively, and are included as components of accrued liabilities and long-term other liabilities in our Consolidated Balance Sheets.

Multiemployer Defined Benefit Pension Plans — We are a participating employer in a number of trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for employees who are covered by collective bargaining agreements. The risks of participating in these Multiemployer Pension Plans are different from single-employer plans in that (i) assets contributed to the Multiemployer Pension Plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers and (iii) if we choose to stop participating in any of our Multiemployer Pension Plans, we may be required to

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay those plans a withdrawal amount based on the underfunded status of the plan. The following table outlines our participation in Multiemployer Pension Plans considered to be individually significant (dollars in millions):

								Expiration Date
		Pension Protection Act			Company			of Collective
	EIN/Pension Plan	Reported Status(a)		FIP/RP	Contributions(d)			Bargaining
Pension Fund	Number	2019	2018	Status(b)(c)	2019	2018	2017	Agreement(s)
Automotive Industries Pension Plan	EIN: 94-1133245; Plan Number: 001	Critical and Declining	Critical and Declining	Implemented	$1	$1	$1	9/30/2021
Suburban Teamsters of Northern Illinois Pension Plan	EIN: 36-6155778; Plan Number: 001	Endangered	Endangered	Implemented	3	3	3	Various dates through 3/31/2023
Western Conference of Teamsters Pension Plan	EIN: 91-6145047; Plan Number: 001	Not Endangered or Critical	Not Endangered or Critical	Not Applicable	32	29	27	Various dates through 12/31/2024
					$36	$33	$31
Contributions to other Multiemployer Pension Plans					16	14	16
Total contributions to Multiemployer Pension Plans (e)					$52	$47	$47
(a)	The most recent Pension Protection Act zone status available in 2019 and 2018 is for the plan’s year-end as of December 31, 2018 and 2017, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. As defined in the Pension Protection Act of 2006, among other factors, plans reported as critical are generally less than 65% funded and plans reported as endangered are generally less than 80% funded. Under the Multiemployer Pension Reform Act of 2014, a plan is generally in critical and declining status if it (i) is certified to be in critical status pursuant to the Pension Protection Act of 2006 and (ii) is projected to be insolvent within the next 15 years or, in certain circumstances, 20 years.

As of the date the financial statements were issued, Forms 5500 were not available for the plan years ended in 2019.

(b)	The “FIP/RP Status” column indicates plans for which a Funding Improvement Plan (“FIP”) or a Rehabilitation Plan (“RP”) has been implemented.
(c)	A Multiemployer Pension Plan that has been certified as endangered, seriously endangered or critical may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers, however, may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable FIP or RP.
(d)	Of the Multiemployer Pension Plans considered to be individually significant, the Company was listed in the Form 5500 of the Suburban Teamsters of Northern Illinois Pension Plan as providing more than 5% of the total contributions for plan years ending December 31, 2018 and 2017.
(e)	Total contributions to Multiemployer Pension Plans excludes contributions related to withdrawal liabilities discussed below.

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

In connection with our ongoing renegotiations of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these pension plans. Further, business events, such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations, which result in the decline of Company contributions to a Multiemployer Pension Plan could trigger a partial or complete withdrawal. In the event of a withdrawal, we may incur expenses associated with our obligations for unfunded vested benefits at the time of the withdrawal. In 2019, 2018 and 2017, we recognized charges

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of less than $1 million, $3 million and $12 million, respectively, to operating expenses for the withdrawal from certain underfunded Multiemployer Pension Plans. Refer to Note 11 for additional information related to our obligations to Multiemployer Pension Plans for which we have withdrawn or partially withdrawn.

Multiemployer Plan Benefits Other Than Pensions — During the years ended December 31, 2019, 2018 and 2017, the Company made contributions of $45 million, $43 million and $42 million, respectively, to multiemployer health and welfare plans that also provide other post-retirement employee benefits. Funding of benefit payments for plan participants are made at negotiated rates in the respective collective bargaining agreements as costs are incurred.

11.  Commitments and Contingencies

Financial Instruments — We have obtained letters of credit, surety bonds and insurance policies and have established trust funds and issued financial guarantees to support tax-exempt bonds, contracts, performance of landfill final capping, closure and post-closure requirements, environmental remediation and other obligations. Letters of credit generally are supported by our $3.5 billion revolving credit facility and other credit facilities established for that purpose. These facilities are discussed further in Note 7. Surety bonds and insurance policies are supported by (i) a diverse group of third-party surety and insurance companies; (ii) an entity in which we have a noncontrolling financial interest or (iii) a wholly-owned insurance captive, the sole business of which is to issue surety bonds and/or insurance policies on our behalf.

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

We have retained a significant portion of the risks related to our health and welfare, general liability, automobile liability and workers’ compensation claims programs. “General liability” refers to the self-insured portion of specific third-party claims made against us that may be covered under our commercial General Liability Insurance Policy. For our self-insured portions, the exposure for unpaid claims and associated expenses, including incurred but not reported losses, is based on an actuarial valuation or internal estimates. The accruals for these liabilities could be revised if future occurrences or loss development significantly differ from such valuations and estimates. We use a wholly-owned insurance captive to insure the deductibles for our general liability, automobile liability and workers’ compensation claims programs. As of December 31, 2019, both our commercial General Liability Insurance Policy and our workers’ compensation insurance program carried self-insurance exposures of up to $5 million per incident. As of December 31, 2019, our automobile liability insurance program included a per-incident deductible of up to $10 million. Our receivable balance associated with

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance claims was $126 million and $130 million as of December 31, 2019 and 2018, respectively. The changes to our insurance reserves for the years ended December 31 are summarized below (in millions):

	2019(a)	2018
Balance as of January 1	$567	$582
Self-insurance expense	171	142
Cash paid and other	(163)	(157)
Balance as of December 31	$575	$567
Current portion as of December 31	$145	$137
Long-term portion as of December 31	$430	$430
(a)	Based on current estimates, we anticipate that most of our insurance reserves will be settled in cash over the next six years.

We do not expect the impact of any known casualty, property, environmental or other contingency to have a material impact on our financial condition, results of operations or cash flows.

Operating and Financing Leases — Our operating and financing leases are discussed in Note 8.

Other Commitments

●	Disposal — We have several agreements expiring at various dates through 2052 that require us to dispose of a minimum number of tons at third-party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities. Following the 2014 divestiture of our Wheelabrator business, which provides waste-to-energy services and manages waste-to-energy facilities and independent power production plants, we entered into several agreements to dispose of a minimum number of tons of waste at certain Wheelabrator facilities. These agreements generally provide for fixed volume commitments with certain market price resets through 2021. We generally fulfill our minimum contractual obligations by disposing of volumes collected in the ordinary course of business at these disposal facilities.
●	Waste Paper — We are party to waste paper purchase agreements expiring at various dates through 2023 that require us to purchase a minimum number of tons of waste paper. The cost per ton we pay is based on market prices.
●	Royalties — We have various arrangements that require us to make royalty payments to third parties including prior land owners, lessors or host communities where our operations are located. Our obligations generally are based on per ton rates for waste actually received at our transfer stations or landfills. Royalty agreements that are non-cancelable and require fixed or minimum payments are included in our financing leases and other debt obligations in our Consolidated Balance Sheets as disclosed in Note 7.

Our unconditional purchase obligations are generally established in the ordinary course of our business and are structured in a manner that provides us with access to important resources at competitive, market-driven rates. As of December 31, 2019, our estimated minimum obligations associated with unconditional purchase obligations, which are not recognized in our Consolidated Balance Sheets, were $156 million in 2020, $143 million in 2021, $65 million in 2022, $57 million in 2023, $47 million in 2024 and $379 million thereafter. We may also establish unconditional purchase obligations in conjunction with acquisitions or divestitures. Our actual future minimum obligations under these outstanding purchase agreements are generally quantity driven and, as a result, our associated financial obligations are not fixed as of December 31, 2019. For contracts that require us to purchase minimum quantities of goods or services, we have estimated our future minimum obligations based on the current market values of the underlying products or services or contractually stated amounts. We currently expect the products and services provided by these agreements to continue to meet the needs

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our ongoing operations. Therefore, we do not expect these established arrangements to materially impact our future financial position, results of operations or cash flows.

Guarantees — We have entered into the following guarantee agreements associated with our operations:

●	As of December 31, 2019, WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness, including its senior notes, $3.5 billion revolving credit facility and certain letter of credit facilities, which mature through 2049. WM has fully and unconditionally guaranteed the senior indebtedness of WM Holdings, which matures in 2026. Performance under these guarantee agreements would be required if either party defaulted on their respective obligations. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 22 for further discussion.
●	WM and WM Holdings have guaranteed subsidiary debt obligations, including tax-exempt bonds, financing leases and other indebtedness. If a subsidiary fails to meet its obligations associated with its debt agreements as they come due, WM or WM Holdings will be required to perform under the related guarantee agreement. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Consolidated Balance Sheets. See Note 7 for information related to the balances and maturities of these debt obligations.
●	Before the divestiture of our Wheelabrator business in 2014, WM had guaranteed certain operational and financial performance obligations of Wheelabrator and its subsidiaries in the ordinary course of business. In conjunction with the divestiture, certain WM guarantees of Wheelabrator obligations were terminated, but others continued and are now guarantees of third-party obligations. When possible, Wheelabrator seeks to have the applicable third-party beneficiaries release WM from these guarantees, but until such efforts are successful, or the underlying financial commitments are restructured, WM has agreed to retain the guarantees and, in exchange, receive a credit support fee or other financial assurances guaranteed by a third-party financial institution to protect WM in the event of non-compliance by Wheelabrator. The most significant of these guarantees specifically define WM’s maximum financial obligation over the course of the relevant agreements. In February 2019, Wheelabrator was acquired by a third party, at which time we agreed to retain certain remaining guarantees. As of December 31, 2019, WM’s maximum future payments under these guarantees were $45 million. WM’s exposure under certain of the performance guarantees is variable and a maximum exposure is not defined. We have recorded the fair value of the operational and financial performance guarantees, some of which could extend through 2038 if not terminated, in our Consolidated Balance Sheets. We currently do not expect the financial impact of such operational and financial performance guarantees to materially exceed the recorded fair value.
●	Certain of our subsidiaries have guaranteed the market or contractually-determined value of certain homeowners’ properties that are adjacent to or near certain of our landfills. These guarantee agreements extend over the life of the respective landfill. Under these agreements, we would be responsible for the difference, if any, between the sale value and the guaranteed market or contractually-determined value of the homeowners’ properties. As of December 31, 2019, we have agreements guaranteeing certain market value losses for certain properties adjacent to or near 18 of our landfills. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
●	We have indemnified the purchasers of businesses or divested assets for the occurrence of specified events under certain of our divestiture agreements. Other than certain identified items that are currently recorded as obligations, we do not believe that it is possible to determine the contingent obligations associated with these indemnities. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not currently believe that contingent obligations to provide indemnification or pay additional post-closing consideration in connection with our divestitures or acquisitions

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
●	WM and WM Holdings guarantee the service, lease, financial and general operating obligations of certain of their subsidiaries. If such a subsidiary fails to meet its contractual obligations as they come due, the guarantor has an unconditional obligation to perform on its behalf. No additional liability has been recorded for service, financial or general operating guarantees because the subsidiaries’ obligations are properly accounted for as costs of operations as services are provided or general operating obligations as incurred. No additional liability has been recorded for the lease guarantees because the subsidiaries’ obligations are properly accounted for as operating or financing leases, as appropriate.

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

As of December 31, 2019, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site. Allocation of responsibility among the PRPs for the proposed remedy has not been established. As of December 31, 2019 and 2018, the recorded liability for MIMC’s estimated potential share of the

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EPA’s proposed remedy and related costs was $56 million and $55 million, respectively. MIMC’s ultimate liability could be materially different from current estimates.

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

In 2019, 2018 and 2017, we recognized less than $1 million, $3 million and $12 million, respectively, of charges to operating expenses for the withdrawal from certain underfunded Multiemployer Pension Plans.

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

Tax Matters — We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows. See Note 9 for additional discussion regarding income taxes.

12.  Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

The following table summarizes the major components of (gain) loss from divestitures, asset impairments and unusual items, net for the years ended December 31 (in millions):

	2019	2018	2017
(Gain) loss from divestitures	$—	$(96)	$(38)
Asset impairments	42	38	41
Other	—	—	(19)
	$42	$(58)	$(16)

During the year ended December 31, 2019, we recognized asset impairments of $42 million, related to (i) $27 million of goodwill impairment charges, as discussed further in Note 6, of which $17 million related to our EES organization and $10 million related to our LampTracker® reporting unit and (ii) $15 million of asset impairment charges primarily related to certain solid waste operations.

During the year ended December 31, 2018, we recognized net gains of $58 million, primarily related to (i) a $52 million gain associated with the sale of certain collection and disposal operations in our Tier 1 segment and (ii) net gains of $44 million primarily all from divestitures of certain ancillary operations. These gains were partially offset by (i) a $30 million charge to impair a landfill in our Tier 3 segment based on an internally developed discounted projected cash

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flow analysis, taking into account continued volume decreases and revised capping cost estimates and (ii) $8 million of impairment charges primarily related to our LampTracker® reporting unit.

During the year ended December 31, 2017, we recognized net gains of $16 million, primarily related to (i) gains of $31 million from the sale of certain oil and gas producing properties and (ii) a $30 million reduction in post-closing, performance-based contingent consideration obligations associated with an acquired business in our EES organization. These gains were partially offset by (i) $34 million of goodwill impairment charges primarily related to our EES organization; (ii) $11 million of charges to adjust our subsidiary’s estimated potential share of an environmental remediation liability and related costs for a closed site in Harris County, Texas, as discussed in Note 11 and (iii) $7 million of charges to write down certain renewable energy assets.

See Note 3 for additional information related to the accounting policy and analysis involved in identifying and calculating impairments and see Note 20 for additional information related to the impact of impairments on the results of operations of our reportable segments.

Equity in Net Losses of Unconsolidated Entities

During the year ended December 31, 2017, we recognized $29 million of impairment charges to write down equity method investments in waste diversion technology companies to their estimated fair values.

Other, Net

During the first quarter of 2019, we recognized a $52 million impairment charge related to our minority-owned investment in a waste conversion technology business. We wrote down our investment to its estimated fair value as the result of recent third-party investor’s transactions in securities of this business. The fair value of our investment was not readily determinable; thus, we determined the fair value utilizing a combination of quoted price inputs for the equity in our investment (Level 2) and certain management assumptions pertaining to investment value (Level 3).

During the year ended December 31, 2017, we recognized impairment charges of $11 million related to other-than-temporary declines in the value of minority-owned investments in waste diversion technology companies. We wrote down our investments to their estimated fair values which was primarily determined using an income approach based on estimated future cash flow projections and, to a lesser extent, third-party investors’ recent transactions in these securities.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of WM stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2016	$(40)	$13	$(47)	$(6)	$(80)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $2, $0 and $1, respectively	—	3	76	3	82
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $5, $(1), $0 and $0, respectively	7	(1)	—	—	6
Net current period other comprehensive income (loss)	7	2	76	3	88
Balance, December 31, 2017	$(33)	$15	$29	$(3)	$8
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $2, $0 and $1, respectively	—	5	(105)	2	(98)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $3, $0, $0 and $0, respectively	8	—	—	—	8
Net current period other comprehensive income (loss)	8	5	(105)	2	(90)
Adoption of new accounting standard (a)	(7)	3	—	(1)	(5)
Balance, December 31, 2018	$(32)	$23	$(76)	$(2)	$(87)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $5, $0 and $1, respectively	—	15	55	2	72
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $3, $0, $0 and $0, respectively	8	—	—	(1)	7
Net current period other comprehensive income (loss)	8	15	55	1	79
Balance, December 31, 2019	$(24)	$38	$(21)	$(1)	$(8)
(a)	As of January 1, 2018, we adopted ASU 2018-02 and reclassified stranded tax effects to retained earnings.

We had no derivatives outstanding during the reported periods. Amounts reclassified to interest expense associated with our previously terminated cash flow hedges were $11 million, or $8 million net of tax expense, for 2019, $11 million, or $8 million net of tax expense, for 2018 and $12 million, or $7 million net of tax expense, for 2017.

14.  Capital Stock, Dividends and Common Stock Repurchase Program

Capital Stock

We have 1.5 billion shares of authorized common stock with a par value of $0.01 per common share. As of December 31, 2019, we had 424.3 million shares of common stock issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 10 million shares of authorized preferred stock, $0.01 par value, none of which is currently outstanding.

Dividends

Our quarterly dividends have been declared by our Board of Directors. Cash dividends declared and paid were $876 million in 2019, or $2.05 per common share, $802 million in 2018, or $1.86 per common share, and $750 million in 2017, or $1.70 per common share.

In December 2019, we announced that our Board of Directors expects to increase the quarterly dividend from $0.5125 to $0.545 per share for dividends declared in 2020. However, all future dividend declarations are at the discretion of the Board of Directors and depend on various factors, including our net earnings, financial condition, cash required for future business plans, growth and acquisitions and other factors the Board of Directors may deem relevant.

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

	2019(a)	2018(b)	2017(c)
Shares repurchased (in thousands)	2,247	11,673	10,058
Weighted average price per share	$108.60	$86.35	$77.67
Total repurchases (in millions)	$244	$1,008	$750
(a)	During 2019, we executed and completed an ASR agreement to repurchase $180 million of our common stock and received 1.6 million shares in connection with this ASR agreement. We also repurchased an additional 0.7 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $64 million, inclusive of per-share commissions. As a result of the pending acquisition of Advanced Disposal discussed in Note 18, we limited our 2019 share repurchases to an amount sufficient to offset dilution impacts from our stock-based compensation plans.
(b)	During 2018, we executed and completed four ASR agreements to repurchase $850 million of our common stock and we received 9.8 million shares in connection with these ASR agreements. We also repurchased an additional 1.9 million shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act for $158 million, inclusive of per-share commissions, which includes $4 million paid in 2019.
(c)	During 2017, we executed and completed two ASR agreements to repurchase $750 million of our common stock. Our “Shares repurchased” includes the 0.4 million shares related to the ASR agreement executed in November 2016.

In December 2019, we publicly confirmed that the Company has $1.32 billion remaining on its existing Board of Directors’ authorization to repurchase shares of the Company’s common stock. Any future share repurchases will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

15.  Equity-Based Compensation

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees that have been employed for at least 30 days may purchase shares of our common stock at a discount. The plan provides for two offering periods for purchases: January through June and July through December. At the end of each offering period, enrolled employees purchase shares of our common stock at a price equal to 85% of the lesser of the market value of the stock on the first and last day of such offering period. The purchases are made at the end of an offering period with funds accumulated through payroll deductions over the course of the offering period. Subject to limitations set forth in the plan and under IRS regulations, eligible employees may elect to have up to 10% of their base pay deducted during the offering period. The total number of shares issued under the plan for the offering periods in 2019, 2018 and 2017 was approximately 537,000, 582,000 and 594,000, respectively. After the January 2020 issuance of shares associated with the July to December 2019 offering period, 0.8 million shares remain available for issuance under the ESPP.

As a result of our ESPP, annual compensation expense increased by $10 million, or $7 million net of tax expense, for 2019, $9 million, or $7 million net of tax expense, for 2018 and $7 million, or $4 million net of tax expense, for 2017.

Employee Stock Incentive Plans

In May 2014, our stockholders approved our 2014 Stock Incentive Plan (the “2014 Plan”) to replace our 2009 Stock Incentive Plan (the “2009 Plan”). The 2014 Plan authorized 23.8 million shares of our common stock for issuance pursuant to the 2014 Plan, plus the approximately 1.1 million shares that then remained available for issuance under the 2009 Plan, and any shares subject to outstanding awards under both incentive plans that are subsequently cancelled, forfeited, terminate, expire or lapse. As of December 31, 2019, approximately 20.0 million shares were available for future grants under the 2014 Plan. All of our equity-based compensation awards described herein have been made pursuant to either our 2009 Plan or our 2014 Plan, collectively referred to as the “Incentive Plans.” We currently utilize treasury shares to meet the needs of our equity-based compensation programs.

Pursuant to the Incentive Plans, we have the ability to issue stock options, stock appreciation rights and stock awards, including restricted stock, restricted stock units (“RSUs”) and performance share units (“PSUs”). The terms and conditions of equity awards granted under the Incentive Plans are determined by the Management Development and Compensation Committee of our Board of Directors.

The 2019 annual Incentive Plan awards granted to the Company’s senior leadership team, which generally includes the Company’s executive officers, included a combination of PSUs and stock options. The annual Incentive Plan awards granted to other eligible employees included a combination of PSUs, RSUs and stock options in 2019. The Company also periodically grants RSUs to employees working on key initiatives, in connection with new hires and promotions and to field-based managers.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units — A summary of our RSUs is presented in the table below (units in thousands):

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2019	392	$70.52
Granted	121	$99.91
Vested	(151)	$56.74
Forfeited	(14)	$86.11
Unvested as of December 31, 2019	348	$86.15

The total fair market value of RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $15 million, $13 million and $12 million, respectively. During the year ended December 31, 2019, we issued approximately 106,000 shares of common stock for these vested RSUs, net of approximately 45,000 units deferred or used for payment of associated taxes.

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

		Weighted Average
		Per Share
	Units	Fair Value
Unvested as of January 1, 2019	1,164	$90.17
Granted	364	$116.26
Vested	(427)	$93.03
Forfeited	(24)	$98.33
Unvested as of December 31, 2019	1,077	$99.66

The determination of achievement of performance results and corresponding vesting of PSUs for the three-year performance period ended December 31, 2019 was performed by the Management Development and Compensation Committee in February 2020. Accordingly, vesting information for such awards is not included in the table above as of December 31, 2019. The “vested” PSUs are for the three-year performance period ended December 31, 2018, as achievement of performance results and corresponding vesting was determined in February 2019. The Company’s

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial results, as measured for purposes of these awards, achieved the maximum performance criteria. Accordingly, recipients of these PSU awards were entitled to receive a payout of 200% of the vested TSR PSUs and Cash Flow PSUs. In February 2019, approximately 853,000 PSUs vested and we issued approximately 532,000 shares of common stock for these vested PSUs, net of units deferred or used for payment of associated taxes. The shares of common stock that were issued or deferred during the years ended December 31, 2019, 2018 and 2017 for prior PSU award grants had a fair market value of $84 million, $78 million and $80 million, respectively.

PSUs have no voting rights. PSUs receive dividend equivalents that are paid out in cash based on the number of shares that vest at the end of the awards’ performance period. Subject to attainment of the performance metrics described above, PSUs are payable to an employee (or his beneficiary) upon death or disability as if that employee had remained employed until the end of the performance period. PSUs are generally subject to pro-rata vesting upon an employee’s involuntary termination other than for cause and are subject to forfeiture in the event of voluntary or for-cause termination. The terms of the award agreements for outstanding PSUs provide for continued vesting following retirement as if the employee had remained employed until the end of the performance period, and compensation expense for PSUs granted to retirement-eligible employees is accelerated over the period that the recipient becomes retirement-eligible plus a defined service requirement.

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

Deferred Units — Certain employees can elect to defer some or all of the vested RSU or PSU awards until a specified date or dates they choose. Deferred units are not invested, nor do they earn interest, but deferred amounts do receive dividend equivalents paid in cash during deferral at the same time and at the same rate as dividends on the Company’s common stock. Deferred amounts are paid out in shares of common stock at the end of the deferral period. As of December 31, 2019, we had approximately 225,000 vested deferred units outstanding.

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

		Weighted Average
		Per Share
	Options	Exercise Price
Outstanding as of January 1, 2019	4,441	$59.46
Granted	839	$98.90
Exercised	(1,278)	$107.96
Forfeited or expired	(64)	$83.20
Outstanding as of December 31, 2019 (a)	3,938	$69.66
Exercisable as of December 31, 2019 (b)	2,063	$52.90
(a)	Stock options outstanding as of December 31, 2019 have a weighted average remaining contractual term of 6.5 years and an aggregate intrinsic value of $174 million based on the market value of our common stock on December 31, 2019.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Stock options exercisable as of December 31, 2019 have an aggregate intrinsic value of $126 million based on the market value of our common stock on December 31, 2019.

We received cash proceeds of $67 million, $52 million and $95 million during the years ended December 31, 2019, 2018 and 2017, respectively, from employee stock option exercises. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $71 million, $41 million and $71 million, respectively.

Stock options exercisable as of December 31, 2019 were as follows (options in thousands):

		Weighted Average
		Per Share	Weighted Average
Range of Exercise Prices	Options	Exercise Price	Remaining Years
$33.49-$50.00	829	$37.94	2.6
$50.01-$70.00	809	$55.58	5.7
$70.01-$98.90	425	$76.98	7.5
$33.49-$98.90	2,063	$52.90	4.8

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

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $12.22, $12.16 and $11.71, respectively. The fair value of stock options at the date of grant is amortized to expense over the vesting period less expected forfeitures, except for stock options granted to retirement-eligible employees, for which expense is accelerated over the period that the recipient becomes retirement-eligible. The following table presents the weighted average assumptions used to value employee stock options granted during the years ended December 31 under the Black-Scholes valuation model:

	2019		2018		2017
Expected option life	4.2	years	4.3	years	3.5	years
Expected volatility	15.5%		17.9%		15.3%
Expected dividend yield	2.1%		2.2%		2.3%
Risk-free interest rate	2.5%		2.6%		1.7%

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

For the years ended December 31, 2019, 2018 and 2017, we recognized $75 million, $79 million and $92 million, respectively, of compensation expense associated with RSU, PSU and stock option awards as a component of selling, general and administrative expenses in our Consolidated Statements of Operations. Our income tax expense for the years ended December 31, 2019, 2018 and 2017 includes related income tax benefits of $17 million, $17 million and $36 million, respectively. We have not capitalized any equity-based compensation costs during the reported periods.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The higher compensation expense in 2017 was primarily due to charges related to the retirement treatment for unexercised stock options of certain former employees. As of December 31, 2019, we estimate that $40 million of currently unrecognized compensation expense will be recognized over a weighted average period of 1.5 years for our unvested RSU, PSU and stock option awards issued and outstanding.

Non-Employee Director Plan

Our non-employee directors currently receive annual grants of shares of our common stock, generally payable in two equal installments, under the 2014 Plan described above.

16.  Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data for the years ended December 31 (shares in millions):

	2019	2018	2017
Number of common shares outstanding at end of period	424.3	424.0	433.3
Effect of using weighted average common shares outstanding	0.3	5.1	5.5
Weighted average basic common shares outstanding	424.6	429.1	438.8
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.9	3.1	3.1
Weighted average diluted common shares outstanding	427.5	432.2	441.9
Potentially issuable shares	6.7	7.4	8.1
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	0.7	1.5	1.9

17.  Fair Value Measurements

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

	2019	2018
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$3,527	$70
Significant other observable inputs (Level 2):
Available-for-sale securities	350	288
Significant unobservable inputs (Level 3):
Redeemable preferred stock	49	66
Total Assets	$3,926	$424

Cash Equivalents and Money Market Funds

Cash equivalents primarily include short-term interest-bearing instruments with maturities of three months or less. We invest portions of our restricted trust and escrow account balances in money market funds and we measure the fair value of these investments using quoted prices in active markets for identical assets. The fair value of our cash equivalents and money market funds approximates our cost basis in these instruments. The increase in 2019 is primarily due to proceeds from our May 2019 issuance of senior notes and our September 2019 issuance of Canadian senior notes. See Note 7 for additional information.

Available-for-Sale Securities

Our available-for-sale securities include restricted trust and escrow account balances and an investment in an unconsolidated entity, as discussed in Note 19. We invest primarily in debt securities, including U.S. Treasury securities, U.S. agency securities, municipal securities and mortgage- and asset-backed securities, which generally mature over the next 10 years. Additionally, some funds are invested in equity securities. We measure the fair value of these securities using quoted prices for identical or similar assets in inactive markets. Any changes in fair value of these trusts related to unrealized gains and losses have been appropriately reflected as a component of accumulated other comprehensive income (loss).

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

Fair Value of Debt

As of December 31, 2019 and 2018, the carrying value of our debt was $13.5 billion and $10.0 billion, respectively. The estimated fair value of our debt was approximately $14.5 billion and $10.1 billion as of December 31, 2019 and 2018, respectively. The increase in the fair value of our debt in 2019 is primarily related to net borrowings of $3.1 billion

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(inclusive of net commercial paper repayments), which are discussed further in Note 7, and decreases in current market rates for similar types of instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of December 31, 2019 and 2018. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

18.  Acquisitions and Divestitures

Pending Acquisition

On April 14, 2019, we entered into an Agreement and Plan of Merger to acquire all outstanding shares of Advanced Disposal for $33.15 per share in cash, representing a total enterprise value of $4.9 billion when including approximately $1.9 billion of Advanced Disposal’s net debt. Advanced Disposal’s solid waste network includes 95 collection operations, 73 transfer stations, 41 owned or operated landfills and 22 owned or operated recycling facilities. On June 28, 2019, Advanced Disposal announced that 85.9% of the outstanding shares of its common stock entitled to vote were voted in favor of the proposal to adopt the Merger Agreement at a special meeting of stockholders held that day. We anticipate that we will obtain antitrust regulatory approval by the end of March 2020 and close the Advanced Disposal transaction soon thereafter.

Acquisitions

We continue to pursue the acquisition of businesses that are accretive to our Solid Waste business and enhance and expand our existing service offerings. During the year ended December 31, 2019, we acquired 18 businesses primarily related to our Solid Waste business. Total consideration, net of cash acquired, for all acquisitions was $515 million, which included $501 million in cash paid and other consideration of $14 million, primarily purchase price holdbacks. In 2019, we paid $6 million of contingent consideration, of which $4 million was related to acquisitions completed prior to 2019. In addition, we paid $20 million of holdbacks, of which $9 million related to current year acquisitions. Contingent consideration obligations are primarily based on achievement by the acquired businesses of certain negotiated goals, which generally include targeted financial metrics.

Total consideration for our 2019 acquisitions was primarily allocated to $350 million of property and equipment, $53 million of other intangible assets and $111 million of goodwill. Other intangible assets included $38 million of customer and supplier relationships and $15 million of covenants not-to-compete. The goodwill was primarily a result of expected synergies from combining the acquired businesses with our existing operations and was tax deductible.

Petro Waste Environmental LP (“Petro Waste”) — On March 8, 2019, Waste Management Energy Services Holdings, LLC, an indirect wholly-owned subsidiary of WM, acquired Petro Waste. The acquired business provides comprehensive oilfield environmental services and solid waste disposal facilities in the Permian Basin and the Eagle Ford Shale. The acquisition has expanded our offerings and enhanced the quality of solid waste disposal services for oil and gas exploration and production operations in Texas. Our purchase price was primarily allocated to seven landfills, which are included in our property and equipment. The acquisition accounting for this transaction was finalized in 2019 and was funded with borrowings under our commercial paper program. For the year ended December 31, 2019, the impact of the acquisition was not material to our consolidated financial statements.

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

Divestitures

In 2019, 2018 and 2017, the aggregate sales price for divestitures of certain hauling and ancillary operations was $8 million, $153 million and $62 million and we recognized net losses of less than $1 million, net gains of $96 million and net gains of $38 million, respectively. These divestitures were made as part of our continuous focus on improving or divesting certain non-strategic or underperforming operations. The remaining amounts reported in the Consolidated Statements of Cash Flows generally relate to the sale of fixed assets.

19.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties and Refined Coal Facility Investments

We do not consolidate our investments in entities established to manage low-income housing properties and a refined coal facility because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $309 million and $189 million as of December 31, 2019 and 2018, respectively. The debt balance related to our investments in low-income housing properties was $269 million and $151 million as of December 31, 2019 and 2018, respectively. Additional information related to these investments is discussed in Note 9.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $101 million and $92 million as of December 31, 2019 and 2018, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $109 million and $103 million as of December 31, 2019 and 2018, respectively.

20.  Segment and Related Information

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

In 2019, as part of our annual review process, we analyzed the Areas’ income from operations margins for purposes of segment reporting and realigned our Solid Waste tiers to reflect recent changes in their relative economic characteristics and prospects. These changes are the results of various factors including acquisitions, divestments, business mix and the economic climate of various geographies. As a result, we reclassified Western Canada from Tier 1 to Tier 2 and Northern California from Tier 3 to Tier 2. Reclassifications have been made to our prior period consolidated financial information to conform to the current year presentation.

Tier 1 is comprised of our operations across the Southern U.S., with the exception of Southern California and the Florida peninsula, and also includes the New England states and the tri-state area of Michigan, Indiana and Ohio. Tier 2 includes California, Canada, Wisconsin and Minnesota. Tier 3 encompasses all the remaining operations including the Pacific Northwest, the Mid-Atlantic region of the U.S., the Florida peninsula, Illinois and Missouri.

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

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments as of December 31 and for the years then ended is shown in the following table (in millions):

				Income
	Gross	Intercompany	Net	from	Depreciation	Capital	Total
	Operating	Operating	Operating	Operations	and	Expenditures	Assets
	Revenues	Revenues(c)	Revenues	(d)(e)	Amortization	(f)	(g)(h)
Years Ended December 31:
2019
Solid Waste:
Tier 1	$6,136	$(1,141)	$4,995	$1,682	$551	$508	$7,519
Tier 2	3,865	(777)	3,088	854	327	329	5,558
Tier 3	6,386	(1,209)	5,177	1,136	585	453	8,243
Solid Waste	16,387	(3,127)	13,260	3,672	1,463	1,290	21,320
Other (a)	2,317	(122)	2,195	(203)	75	118	1,648
	18,704	(3,249)	15,455	3,469	1,538	1,408	22,968
Corporate and Other (b)	—	—	—	(763)	36	407	5,042
Total	$18,704	$(3,249)	$15,455	$2,706	$1,574	$1,815	$28,010

2018
Solid Waste:
Tier 1	$5,730	$(1,045)	$4,685	$1,619	$493	$584	$6,736
Tier 2	3,675	(724)	2,951	784	317	322	5,224
Tier 3	6,132	(1,146)	4,986	992	546	493	7,878
Solid Waste	15,537	(2,915)	12,622	3,395	1,356	1,399	19,838
Other (a)	2,487	(195)	2,292	(66)	91	72	1,571
	18,024	(3,110)	14,914	3,329	1,447	1,471	21,409
Corporate and Other (b)	—	—	—	(540)	30	200	1,487
Total	$18,024	$(3,110)	$14,914	$2,789	$1,477	$1,671	$22,896

2017
Solid Waste:
Tier 1	$5,441	$(987)	$4,454	$1,506	$438	$588	$6,305
Tier 2	3,599	(654)	2,945	777	274	308	5,214
Tier 3	5,792	(1,024)	4,768	1,006	516	487	7,485
Solid Waste	14,832	(2,665)	12,167	3,289	1,228	1,383	19,004
Other (a)	2,538	(220)	2,318	(68)	103	93	1,785
	17,370	(2,885)	14,485	3,221	1,331	1,476	20,789
Corporate and Other (b)	—	—	—	(585)	45	92	1,327
Total	$17,370	$(2,885)	$14,485	$2,636	$1,376	$1,568	$22,116
(a)	“Other” includes (i) our WMSBS organization; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our EES and WM Renewable Energy organizations that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	Corporate operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, information technology, tax,

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.
(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(d)	For those items included in the determination of income from operations, the accounting policies of the segments are the same as those described in Note 3.
(e)	The income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. Refer to Note 12 for explanations of certain transactions and events affecting our operating results.
(f)	Includes non-cash items. Capital expenditures are reported in our reportable segments at the time they are recorded within the segments’ property and equipment balances and, therefore, may include amounts that have been accrued but not yet paid.

(g)  The reconciliation of total assets reported above to total assets in the Consolidated Balance Sheets as of December 31 is as follows (in millions):

	2019	2018	2017
Total assets, as reported above	$28,010	$22,896	$22,116
Elimination of intercompany investments and advances	(267)	(246)	(287)
Total assets, per Consolidated Balance Sheet	$27,743	$22,650	$21,829

(h)  Goodwill is included within each segment’s total assets. For segment reporting purposes, our material recovery facilities are included as a component of their respective Areas and our recycling brokerage services are included as part of our “Other” operations. The following table presents changes in goodwill during the reported periods by segment (in millions):

	Solid Waste
	Tier 1	Tier 2	Tier 3	Other	Total
Balance, December 31, 2017	$2,117	$1,595	$2,414	$121	$6,247
Acquired goodwill	82	23	142	1	248
Divested goodwill	(6)	—	—	(19)	(25)
Impairments	—	—	—	(6)	(6)
Foreign currency translation	—	(34)	—	—	(34)
Balance, December 31, 2018	$2,193	$1,584	$2,556	$97	$6,430
Acquired goodwill (a)	90	12	6	—	108
Divested goodwill	—	—	—	—	—
Impairments	—	—	—	(27)	(27)
Foreign currency translation	—	21	—	—	21
Balance, December 31, 2019	$2,283	$1,617	$2,562	$70	$6,532
(a)	Includes $3 million of post-closing adjustments related to prior year acquisitions.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The mix of operating revenues from our major lines of business for the years ended December 31 are as follows (in millions):

	2019	2018	2017
Commercial	$4,229	$3,972	$3,714
Residential	2,613	2,529	2,528
Industrial	2,916	2,773	2,583
Other collection	482	450	439
Total collection	10,240	9,724	9,264
Landfill	3,846	3,560	3,370
Transfer	1,820	1,711	1,591
Recycling	1,040	1,293	1,432
Other (a)	1,758	1,736	1,713
Intercompany (b)	(3,249)	(3,110)	(2,885)
Total	$15,455	$14,914	$14,485
(a)	The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support, net of intercompany activity. Activity related to collection, landfill, transfer and recycling has been reclassified to the appropriate line of business for purposes of presentation.
(b)	Intercompany revenues between lines of business are eliminated in the Consolidated Financial Statements included within this report.

Net operating revenues relating to operations in the U.S. and Canada for the years ended December 31 are as follows (in millions):

	2019	2018	2017
U.S.	$14,701	$14,167	$13,768
Canada	754	747	717
Total	$15,455	$14,914	$14,485

Property and equipment, net of accumulated depreciation and amortization, relating to operations in the U.S. and Canada for the years ended December 31 are as follows (in millions):

	2019	2018	2017
U.S.	$11,941	$11,044	$10,591
Canada	952	898	968
Total	$12,893	$11,942	$11,559

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.  Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly results of operations for 2019 and 2018 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019
Operating revenues	$3,696	$3,946	3,967	3,846
Income from operations	621	696	734	655
Consolidated net income	347	382	495	447
Net income attributable to Waste Management, Inc.	347	381	495	447
Basic earnings per common share	0.82	0.90	1.17	1.05
Diluted earnings per common share	0.81	0.89	1.16	1.05

2018
Operating revenues	$3,511	$3,739	$3,822	$3,842
Income from operations	608	715	699	767
Consolidated net income	395	499	498	531
Net income attributable to Waste Management, Inc.	396	499	499	531
Basic earnings per common share	0.91	1.16	1.16	1.25
Diluted earnings per common share	0.91	1.15	1.16	1.24

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

First Quarter 2019

●	The recognition of (i) a $52 million impairment charge related to our minority-owned investment in a waste conversion technology business, which was not deductible for tax purposes and (ii) a $3 million loss upon redemption of a preferred stock investment, which is discussed further in Note 17. These charges had a negative impact of $0.13 on our diluted earnings per share.

Second Quarter 2019

●	The recognition of a pre-tax loss of $84 million associated with the early extinguishment of $257 million of our high-coupon senior notes through a cash tender offer, which is discussed further in Note 7. The charge incurred for the redemption had a negative impact of $0.15 on our diluted earnings per share.
●	The recognition of pre-tax charges of $32 million primarily related to (i) a $16 million non-cash charge to write-off certain equipment costs; (ii) $9 million of charges related to preparation for our pending acquisition of Advanced Disposal and (iii) $7 million of asset impairments primarily related to certain solid waste operations. These charges had a negative impact of $0.06 on our diluted earnings per share.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Third Quarter 2019

●	The recognition of pre-tax charges of $8 million related to preparation for our pending acquisition of Advanced Disposal which had a negative impact of $0.02 on our diluted earnings per share.

Fourth Quarter 2019

●	The recognition of pre-tax charges of $38 million primarily related to preparation for our pending acquisition of Advanced Disposal and, to a lesser extent, costs incurred to support our plan to implement a new enterprise resource planning system. These charges had a negative impact of $0.07 on our diluted earnings per share.
●	The recognition of pre-tax charges of $37 million related to (i) goodwill impairment charges of $17 million related to our EES organization and $10 million related to our LampTracker® reporting unit and (ii) $10 million of asset impairment charges primarily related to certain solid waste operations and, to a lesser extent, restructuring charges. These charges had a negative impact of $0.07 on our diluted earnings per share.

Second Quarter 2018

●	The recognition of net pre-tax gains of $40 million related to the sale of certain ancillary operations, which had a favorable impact of $0.07 on our diluted earnings per share.
●	An income tax benefit of $33 million due to the settlement of various tax audits, which had a favorable impact of $0.07 on our diluted earnings per share.

Third Quarter 2018

●	Income tax benefits of $27 million primarily due to impacts of enactment of tax reform and changes in state laws, which had a favorable impact of $0.06 on our diluted earnings per share.
●	The recognition of pre-tax charges of $32 million primarily related to a $29 million charge to impair a landfill in our Tier 3 segment, which is discussed further in Note 12. These charges had a negative impact of $0.05 on our diluted earnings per share.

Fourth Quarter 2018

●	The recognition of a pre-tax gain of $52 million associated with the sale of certain hauling operations in our Tier 1 segment and $8 million of impairment charges primarily related to our LampTracker® reporting unit. These items had a favorable impact of $0.07 on our diluted earnings per share.
●	A reduction in our income tax expense of $17 million for an adjustment to our deferred taxes to reduce our deferred tax liability based on an analysis of certain deferred tax balances. This item had a favorable impact of $0.04 on our diluted earnings per share.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.  Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2019

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,485	$—	$76	$—	$3,561
Other current assets	2	4	2,642	—	2,648
	3,487	4	2,718	—	6,209
Property and equipment, net	—	—	12,893	—	12,893
Investments in affiliates	26,221	26,673	—	(52,894)	—
Advances to affiliates	—	—	19,047	(19,047)	—
Other assets	6	10	8,625	—	8,641
Total assets	$29,714	$26,687	$43,283	$(71,941)	$27,743

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$15	$—	$203	$—	$218
Accounts payable and other current liabilities	105	7	2,814	—	2,926
	120	7	3,017	—	3,144
Long-term debt, less current portion	10,736	248	2,296	—	13,280
Due to affiliates	19,131	214	7,345	(26,690)	—
Other liabilities	4	—	4,245	—	4,249
Total liabilities	29,991	469	16,903	(26,690)	20,673
Equity:
Stockholders’ equity	7,068	26,218	26,676	(52,894)	7,068
Advances to affiliates	(7,345)	—	(298)	7,643	—
Noncontrolling interests	—	—	2	—	2
	(277)	26,218	26,380	(45,251)	7,070
Total liabilities and equity	$29,714	$26,687	$43,283	$(71,941)	$27,743

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS (Continued)

December 31, 2018

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$61	$—	$61
Other current assets	2	5	2,577	—	2,584
	2	5	2,638	—	2,645
Property and equipment, net	—	—	11,942	—	11,942
Investments in affiliates	24,547	24,968	—	(49,515)	—
Advances to affiliates	—	—	17,129	(17,129)	—
Other assets	8	31	8,024	—	8,063
Total assets	$24,557	$25,004	$39,733	$(66,644)	$22,650

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$258	$—	$174	$—	$432
Accounts payable and other current liabilities	82	9	2,585	—	2,676
	340	9	2,759	—	3,108
Long-term debt, less current portion	7,377	304	1,913	—	9,594
Due to affiliates	17,269	146	6,709	(24,124)	—
Other liabilities	5	—	3,667	—	3,672
Total liabilities	24,991	459	15,048	(24,124)	16,374
Equity:
Stockholders’ equity	6,275	24,545	24,970	(49,515)	6,275
Advances to affiliates	(6,709)	—	(286)	6,995	—
Noncontrolling interests	—	—	1	—	1
	(434)	24,545	24,685	(42,520)	6,276
Total liabilities and equity	$24,557	$25,004	$39,733	$(66,644)	$22,650

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Years Ended December 31:
2019
Operating revenues (a)	$—	$—	$15,455	$—	$15,455
Costs and expenses (a)	—	—	12,749	—	12,749
Income from operations	—	—	2,706	—	2,706
Other income (expense):
Interest expense, net	(347)	(19)	(45)	—	(411)
Loss on early extinguishment of debt	(70)	(14)	(1)	—	(85)
Equity in earnings of subsidiaries, net of tax	1,976	2,007	—	(3,983)	—
Other, net	—	68	(101)	(72)	(105)
	1,559	2,042	(147)	(4,055)	(601)
Income before income taxes	1,559	2,042	2,559	(4,055)	2,105
Income tax expense (benefit)	(111)	(5)	550	—	434
Consolidated net income	1,670	2,047	2,009	(4,055)	1,671
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	—	1
Net income attributable to Waste Management, Inc.	$1,670	$2,047	$2,008	$(4,055)	$1,670

2018
Operating revenues (a)	$—	$—	$14,914	$—	$14,914
Costs and expenses (a)	—	—	12,125	—	12,125
Income from operations	—	—	2,789	—	2,789
Other income (expense):
Interest expense, net	(312)	(20)	(42)	—	(374)
Equity in earnings of subsidiaries, net of tax	2,155	2,169	—	(4,324)	—
Other, net	—	—	(39)	—	(39)
	1,843	2,149	(81)	(4,324)	(413)
Income before income taxes	1,843	2,149	2,708	(4,324)	2,376
Income tax expense (benefit)	(82)	(5)	540	—	453
Consolidated net income	1,925	2,154	2,168	(4,324)	1,923
Less: Net income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income attributable to Waste Management, Inc.	$1,925	$2,154	$2,170	$(4,324)	$1,925

2017
Operating revenues	$—	$—	$15,040	$(555)	$14,485
Costs and expenses	555	—	11,849	(555)	11,849
Income from operations	(555)	—	3,191	—	2,636
Other income (expense):
Interest expense, net	(299)	(20)	(44)	—	(363)
Loss on early extinguishment of debt	(6)	—	—	—	(6)
Equity in earnings of subsidiaries, net of tax	2,469	2,482	—	(4,951)	—
Other, net	2	(1)	(77)	—	(76)
	2,166	2,461	(121)	(4,951)	(445)
Income before income taxes	1,611	2,461	3,070	(4,951)	2,191
Income tax expense (benefit)	(338)	(8)	588	—	242
Consolidated net income	1,949	2,469	2,482	(4,951)	1,949
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Waste Management, Inc.	$1,949	$2,469	$2,482	$(4,951)	$1,949
(a)	For 2019 and 2018, operating revenues and costs and expenses related to insurance premiums for a wholly-owned insurance captive are included in Non-Guarantor Subsidiaries to more accurately reflect those transactions.

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Years Ended December 31:
2019
Comprehensive income	$1,678	$2,047	$2,080	$(4,055)	$1,750
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Comprehensive income attributable to Waste Management, Inc.	$1,678	$2,047	$2,079	$(4,055)	$1,749

2018
Comprehensive income	$1,933	$2,154	$2,070	$(4,324)	$1,833
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Waste Management, Inc.	$1,933	$2,154	$2,072	$(4,324)	$1,835

2017
Comprehensive income	$1,955	$2,469	$2,564	$(4,951)	$2,037
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Waste Management, Inc.	$1,955	$2,469	$2,564	$(4,951)	$2,037

WASTE MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Years Ended December 31:
2019
Cash flows provided by (used in):
Operating activities	$—	$—	$3,874	$—	$3,874
Investing activities	—	—	(2,376)	—	(2,376)
Financing activities	—	—	1,964	—	1,964
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	2	—	2
Intercompany activity	3,485	—	(3,485)	—	—
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	3,485	—	(21)	—	3,464
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	183	—	183
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,485	$—	$162	$—	$3,647

2018
Cash flows provided by (used in):
Operating activities	$—	$—	$3,570	$—	$3,570
Investing activities	—	—	(2,169)	—	(2,169)
Financing activities	—	—	(1,508)	—	(1,508)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	(3)	—	(3)
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	—	—	(110)	—	(110)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	293	—	293
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$183	$—	$183

2017
Cash flows provided by (used in):
Operating activities	$—	$—	$3,180	$—	$3,180
Investing activities	—	—	(1,620)	—	(1,620)
Financing activities	—	—	(1,361)	—	(1,361)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	—	—	199	—	199
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	94	—	94
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$293	$—	$293
(a)

Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries. Cash, cash equivalents and restricted cash and cash equivalents of WM as of December 31, 2019 include remaining proceeds from our senior note issuances which are discussed further in Notes 7 and 17.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2019 (the end of the period covered by this Annual Report on Form 10-K).

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

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report, which is included within this report.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2019. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the sections entitled “Board of Directors,” “Delinquent Section 16(a) Reports,” and “Executive Officers,” in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be held May 12, 2020. The Proxy Statement will be filed with the SEC within 120 days of the end of our fiscal year.

We have adopted a code of ethics that applies to our CEO, CFO and Chief Accounting Officer, as well as other officers, directors and employees of the Company. The code of ethics, entitled “Code of Conduct,” is posted on our website at www.wm.com in the section “ESG — Corporate Governance” on the “Investors” page.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)  (1) Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

(a)  (2) Consolidated Financial Statement Schedules:

All schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(a)  (3) Exhibits:

Exhibit No.		Description
2.1	—

Agreement and Plan of Merger dated April 14, 2019 by and among WM, Everglades Merger Sub Inc., and Advanced Disposal Services, Inc. [incorporated by reference to Exhibit 2.1 to Form 8-K filed April 15, 2019].

2.2	—	Voting Agreement dated April 14, 2019 by and between WM and Canada Pension Plan Investment Board [incorporated by reference to Exhibit 2.2 to Form 8-K filed April 15, 2019].
3.1	—	Third Restated Certificate of Incorporation of Waste Management, Inc. [incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2010].
3.2	—	Amended and Restated By-laws of Waste Management, Inc. [incorporated by reference to Exhibit 3.2 to Form 8-K dated November 19, 2019].
4.1	—	Specimen Stock Certificate [incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1998].
4.2	—	Third Restated Certificate of Incorporation of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2014].
4.3	—	Amended and Restated By-laws of Waste Management Holdings, Inc. [incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended June 30, 2014].
4.4	—

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

Officers’ Certificate delivered pursuant to Section 301 of the Indenture dated September 10, 1997 by and between Waste Management, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms and form of Waste Management, Inc.’s 4.150% Senior Notes due 2049 [incorporated by reference to Exhibit 4.5 to Form 10-Q for the quarter ended June 30, 2019].

4.7	—

Guarantee Agreement by Waste Management Holdings, Inc. in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee for the holders of Waste Management, Inc.’s 4.150% Senior Notes due 2049 [incorporated by reference to Exhibit 4.10 to Form 10-Q for the quarter ended June 30, 2019].

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

4.9*	—	Description of Waste Management, Inc.’s Common Stock.
10.1†	—	2014 Stock Incentive Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 13, 2014].
10.2†	—	2009 Stock Incentive Plan [incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed March 25, 2009].
10.3†	—	2005 Annual Incentive Plan [incorporated by reference to Appendix D to the Proxy Statement on Schedule 14A filed April 8, 2004].
10.4†	—	Waste Management, Inc. Employee Stock Purchase Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated May 15, 2015].
10.5†	—	First Amendment to Waste Management, Inc. Employee Stock Purchase Plan effective as of July 1, 2015 [incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2015].
10.6†	—	Waste Management, Inc. 409A Deferral Savings Plan as Amended and Restated effective January 1, 2014 [incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014].
10.7	—

$3.5 Billion Fifth Amended and Restated Revolving Credit Agreement dated as of November 7, 2019 by and among Waste Management, Inc., Waste Management of Canada Corporation, WM Quebec Inc. and Waste Management Holdings, Inc., certain banks party thereto, and Bank of America, N.A., as administrative agent [incorporated by reference to Exhibit 10.1 to Form 8-K dated November 7, 2019].

10.8	—

Commercial Paper Dealer Agreement, substantially in the form as executed with each of Mizuho Securities USA Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC, as Dealer, dated August 22, 2016 [incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2016].

10.9	—

Commercial Paper Issuing and Paying Agent Agreement between Waste Management, Inc. and Bank of America, National Association dated August 15, 2016 [incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2016].

10.10†	—

First Amended and Restated Employment Agreement between USA Waste-Management Resources, LLC and James C. Fish, Jr. dated December 22, 2017 [incorporated by reference to Exhibit 10.2 to Form 8-K dated December 22, 2017].

10.11†	—	Employment Agreement between USA Waste-Management Resources, LLC and Devina A. Rankin dated December 22, 2017 [incorporated by reference to Exhibit 10.3 to Form 8-K dated December 22, 2017].
10.12†	—	First Amended and Restated Employment Agreement between USA Waste-Management Resources, LLC and John J. Morris, Jr. [incorporated by reference to Exhibit 10.4 to Form 8-K dated December 22, 2017].
10.13†	—

Employment Agreement between USA Waste-Management Resources, LLC and Charles C. Boettcher dated December 22, 2017 [incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2017].

10.14†	—	Form of Director and Executive Officer Indemnity Agreement [incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2012].
10.15†	—	Waste Management Holdings, Inc. Executive Severance Plan [incorporated by reference to Exhibit 10.1 to Form 8-K dated December 22, 2017].
10.16	—	Form of 2017 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 27, 2017].
10.17†	—	Form of 2017 Long Term Incentive Compensation Award Agreement (Mid-Year Award) [incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2017].

10.18†	—	Form of 2018 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 19, 2018].
10.19	—	Form of 2019 Senior Leadership Team Award Agreement [incorporated by reference to Exhibit 10.1 to Form 8-K dated February 19, 2019].
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Independent Registered Public Accounting Firm.
31.1*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.
31.2*	—	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Senior Vice President and Chief Financial Officer.
32.1**	—	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.
32.2**	—	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Senior Vice President and Chief Financial Officer.
95*	—	Mine Safety Disclosures.
101.INS*	—	Inline XBRL Instance.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation.
101.LAB*	—	Inline XBRL Taxonomy Extension Labels.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition.
104*	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: February 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. FISH, JR.	President, Chief Executive Officer and Director	February 13, 2020
James C. Fish, Jr.	(Principal Executive Officer)

/s/ DEVINA A. RANKIN	Senior Vice President and	February 13, 2020
Devina A. Rankin	Chief Financial Officer
(Principal Financial Officer)

/s/ LESLIE K. NAGY	Vice President and Chief Accounting Officer	February 13, 2020
Leslie K. Nagy	(Principal Accounting Officer)

/s/ FRANK M. CLARK, JR.	Director	February 13, 2020
Frank M. Clark, Jr.

/s/ ANDRÉS R. GLUSKI	Director	February 13, 2020
Andrés R. Gluski

/s/ PARTICK W. GROSS	Director	February 13, 2020
Patrick W. Gross

/s/ VICTORIA M. HOLT	Director	February 13, 2020
Victoria M. Holt

/s/ KATHLEEN M. MAZZARELLA	Director	February 13, 2020
Kathleen M. Mazzarella

/s/ WILLIAM B. PLUMMER	Director	February 13, 2020
William B. Plummer

/s/ JOHN C. POPE	Director	February 13, 2020
John C. Pope

/s/ THOMAS H. WEIDEMEYER	Chairman of the Board and Director	February 13, 2020
Thomas H. Weidemeyer