Form 10-Q
period 2020-03-31
WASTE MANAGEMENT INC
filed 2020-05-06
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 1, 2020 was 422,025,023 (excluding treasury shares of 208,257,438).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,125	$3,561
Accounts receivable, net of allowance for doubtful accounts of $28 and $28, respectively	1,846	1,949
Other receivables, net of allowance for doubtful accounts of $5 and $1, respectively	322	370
Parts and supplies	116	106
Other assets	226	223
Total current assets	5,635	6,209
Property and equipment, net of accumulated depreciation and amortization of $18,763 and $18,657, respectively	12,900	12,893
Goodwill	6,498	6,532
Other intangible assets, net	494	521
Restricted trust and escrow accounts	386	313
Investments in unconsolidated entities	451	483
Other assets	814	792
Total assets	$27,178	$27,743
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,031	$1,065
Accrued liabilities	1,155	1,327
Deferred revenues	497	534
Current portion of long-term debt	387	218
Total current liabilities	3,070	3,144
Long-term debt, less current portion	13,065	13,280
Deferred income taxes	1,387	1,407
Landfill and environmental remediation liabilities	1,991	1,930
Other liabilities	920	912
Total liabilities	20,433	20,673
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,026	5,049
Retained earnings	10,718	10,592
Accumulated other comprehensive income (loss)	(91)	(8)
Treasury stock at cost, 208,287,304 and 205,956,366 shares, respectively	(8,916)	(8,571)
Total Waste Management, Inc. stockholders’ equity	6,743	7,068
Noncontrolling interests	2	2
Total equity	6,745	7,070
Total liabilities and equity	$27,178	$27,743

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating revenues	$3,729	$3,696
Costs and expenses:
Operating	2,329	2,298
Selling, general and administrative	425	409
Depreciation and amortization	402	366
Restructuring	—	2
	3,156	3,075
Income from operations	573	621
Other income (expense):
Interest expense, net	(112)	(96)
Equity in net losses of unconsolidated entities	(26)	(9)
Other, net	—	(54)
	(138)	(159)
Income before income taxes	435	462
Income tax expense	74	115
Consolidated net income	361	347
Less: Net loss attributable to noncontrolling interests	—	—
Net income attributable to Waste Management, Inc.	$361	$347
Basic earnings per common share	$0.85	$0.82
Diluted earnings per common share	$0.85	$0.81

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Consolidated net income	$361	$347
Other comprehensive income (loss), net of tax:
Derivative instruments, net	2	2
Available-for-sale securities, net	(9)	5
Foreign currency translation adjustments	(76)	28
Post-retirement benefit obligation, net	—	(1)
Other comprehensive income (loss), net of tax	(83)	34
Comprehensive income	278	381
Less: Comprehensive loss attributable to noncontrolling interests	—	—
Comprehensive income attributable to Waste Management, Inc.	$278	$381

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$361	$347
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	402	366
Deferred income tax expense (benefit)	(4)	1
Interest accretion on landfill liabilities	24	23
Provision for bad debts	14	10
Equity-based compensation expense	13	27
Net gain on disposal of assets	(3)	(2)
Loss from divestitures, asset impairments and other, net	7	55
Equity in net losses of unconsolidated entities, net of dividends	19	9
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	127	212
Other current assets	(10)	(9)
Other assets	1	(3)
Accounts payable and accrued liabilities	(123)	(117)
Deferred revenues and other liabilities	(63)	(29)
Net cash provided by operating activities	765	890
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1)	(394)
Capital expenditures	(459)	(471)
Proceeds from divestitures of businesses and other assets (net of cash divested)	12	12
Other, net	(55)	53
Net cash used in investing activities	(503)	(800)
Cash flows from financing activities:
New borrowings	—	—
Debt repayments	(25)	(56)
Net commercial paper borrowings	—	357
Common stock repurchase program	(402)	(68)
Cash dividends	(236)	(223)
Exercise of common stock options	31	25
Tax payments associated with equity-based compensation transactions	(33)	(30)
Other, net	(3)	37
Net cash provided by (used in) financing activities	(668)	42
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(4)	—
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(410)	132
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	3,647	183
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,237	$315

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$3,125	$57
Restricted cash and cash equivalents included in other current assets	40	97
Restricted cash and cash equivalents included in restricted trust and escrow accounts	72	161
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,237	$315

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
2020
Balance, December 31, 2019	$7,070	630,282	$6	$5,049	$10,592	$(8)	(205,956)	$(8,571)	$2
Adoption of new accounting standard	(2)	—	—	—	(2)	—	—	—	—
Consolidated net income	361	—	—	—	361	—	—	—	—
Other comprehensive income (loss), net of tax	(83)	—	—	—	—	(83)	—	—	—
Cash dividends declared of $0.545 per common share	(236)	—	—	—	(236)	—	—	—	—
Equity-based compensation transactions, net	37	—	—	(23)	3	—	1,355	57	—
Common stock repurchase program	(402)	—	—	—	—	—	(3,687)	(402)	—
Other, net	—	—	—	—	—	—	1	—	—
Balance, March 31, 2020	$6,745	630,282	$6	$5,026	$10,718	$(91)	(208,287)	$(8,916)	$2

2019
Balance, December 31, 2018	$6,276	630,282	$6	$4,993	$9,797	$(87)	(206,299)	$(8,434)	$1
Consolidated net income	347	—	—	—	347	—	—	—	—
Other comprehensive income (loss), net of tax	34	—	—	—	—	34	—	—	—
Cash dividends declared of $0.5125 per common share	(223)	—	—	—	(223)	—	—	—	—
Equity-based compensation transactions, net	46	—	—	(15)	3	—	1,421	58	—
Common stock repurchase program	(64)	—	—	—	—	—	(679)	(64)	—
Other, net	1	—	—	—	—	—	1	—	1
Balance, March 31, 2019	$6,417	630,282	$6	$4,978	$9,924	$(53)	(205,556)	$(8,440)	$2

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

The Condensed Consolidated Financial Statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020 and December 31, 2019, we had $163 million and $153 million, respectively, of deferred contract costs, of which $118 million and $117 million, respectively, was related to deferred sales incentives. For the three months ended March 31, 2020 and 2019, amortization of our deferred contract costs was not material to our results of operations.

Leases

Amounts for our operating lease right-of-use assets are recorded in long-term other assets in our Condensed Consolidated Balance Sheets. The current and long-term portion of our operating lease liabilities are reflected in accrued liabilities and other long-term liabilities, respectively, in our Condensed Consolidated Balance Sheets. Amounts for our financing leases are recorded in property and equipment, net of accumulated depreciation, and current or long-term debt in our Condensed Consolidated Balance Sheets, as appropriate.

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

Adoption of New Accounting Standards

Financial Instruments-Credit Losses — In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 associated with the measurement of credit losses on financial instruments. On January 1, 2020, we adopted this ASU using the modified retrospective transition method. The amended guidance replaced the previous incurred loss impairment methodology of recognizing credit losses when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This expected loss model generally results in earlier recognition of an allowance for losses. We recognized a net $2 million after tax decrease to retained earnings as of January 1, 2020 for the cumulative impact of adopting the amended guidance.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable as the interest accrues under the terms of the notes. We no longer accrue interest once the notes are deemed uncollectible.

For trade receivables the Company relies upon, among other factors, historical loss trends, the age of outstanding receivables, and existing as well as expected economic conditions. Due to the adoption of ASU 2016-13, we recognized a $1 million pre-tax decrease to our allowance for doubtful accounts on trade receivables.

In January 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a Public Health Emergency of International Concern and subsequently declared COVID-19 a global pandemic in March 2020. Our reserves established as of March 31, 2020 include consideration of the expected impact from the COVID-19 pandemic. As of March 31, 2020, we had $1,846 million of trade receivables, net of allowance of $28 million. Approximately $5 million of the reserves established as of March 31, 2020 are attributable to the expected impact from the COVID-19 pandemic. Based on an aging analysis as of March 31, 2020, 90% of our trade receivables were outstanding less than 60 days.

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the quarters ended March 31 (in millions):

	2020	2019
Balance as of January 1	$28	$29
Adoption of new accounting standard	(1)	—
Additions charged to expense	14	10
Accounts written-off, net of recoveries	(12)	(11)
Acquisitions, divestitures and other, net	(1)	2
Balance as of March 31	$28	$30

For other receivables as well as loans and other instruments, the Company relies primarily on credit ratings and their associated default rates based on the maturity of the instrument. All receivables, as well as other instruments, are adjusted for our expectation of future conditions and trends. Due to the adoption of ASU 2016-13, we recognized a $4 million pre-tax increase to our allowance for doubtful accounts on notes and other receivables. As of March 31, 2020, we had $494 million of notes and other receivables, net of allowance of $5 million. Based on an aging analysis as of March 31, 2020, 65% of our other receivables were due within 12 months or less.

Implementation Costs Incurred in a Cloud Computing Arrangement — In August 2018, the FASB issued ASU 2018-15 associated with a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Costs for implementation activities in the application development stage are capitalized as prepayments depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The Company adopted this amended guidance on January 1, 2020 prospectively, and it did not have a material impact on our consolidated financial statements.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation and are not material to our consolidated financial statements.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	March 31, 2020			December 31, 2019
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$110	$27	$137	$138	$27	$165
Long-term	1,770	221	1,991	1,717	213	1,930
	$1,880	$248	$2,128	$1,855	$240	$2,095

The changes to landfill and environmental remediation liabilities for the three months ended March 31, 2020 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2019	$1,855	$240
Obligations incurred and capitalized	20	—
Obligations settled	(18)	(5)
Interest accretion	24	1
Revisions in estimates and interest rate assumptions (a)	3	12
Acquisitions, divestitures and other adjustments	(4)	—
March 31, 2020	$1,880	$248
(a)	The amount reported for our environmental remediation liabilities includes an increase of $12 million due to a decrease in the risk-free discount rate used to measure our liabilities from 1.75% at December 31, 2019 to 0.75% at March 31, 2020.

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

3.    Debt and Interest Rate Derivatives

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of March 31, 2020:

	March 31,	December 31,
	2020	2019
Senior notes, maturing through 2049, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 3.9% as of March 31, 2020 and December 31, 2019)	$9,965	$9,965
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	355	385
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 1.1% to 5.5% (weighted average interest rate of 2.7% as of March 31, 2020 and 2.3% as of December 31, 2019)	2,523	2,523
Financing leases and other, maturing through 2071, weighted average interest rate of 4.7%	690	710
Debt issuance costs, discounts and other	(81)	(85)
	13,452	13,498
Current portion of long-term debt	387	218
	$13,065	$13,280

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Classification

As of March 31, 2020, we had approximately $1.9 billion of debt maturing within the next 12 months, including (i) $600 million of 4.75% senior notes that mature in June 2020 and $400 million of 4.60% senior notes that mature in March 2021; (ii) $639 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iii) $237 million of other debt with scheduled maturities within the next 12 months, including $130 million of tax-exempt bonds. As of March 31, 2020, we have classified $1.5 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $387 million of debt maturing in the next 12 months is classified as current obligations.

As of March 31, 2020, we also have $169 million of variable-rate tax-exempt bonds that are supported by letters of credit under our $3.5 billion revolving credit facility, of which $33 million mature within the next 12 months. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $136 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Condensed Consolidated Balance Sheet as of March 31, 2020.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of March 31, 2020, we had no borrowings and $412 million of letters of credit issued and supported by the facility, leaving unused and available credit capacity of $3.1 billion. WM Holdings, a wholly-owned subsidiary of WM, guarantees all of the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of March 31, 2020, we had no outstanding borrowings under our commercial paper program.

Other Letter of Credit Facilities — As of March 31, 2020, we had utilized $525 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through April 2021.

Debt Borrowings and Repayments

Senior Notes — In May 2019, WM issued $4.0 billion of senior notes. A portion of the proceeds was used to retire certain high-coupon senior notes as well as for general corporate purposes including the repayment of outstanding commercial paper at the time of the offering. We intend to use the remaining net proceeds of our May 2019 senior notes issuance to pay a portion of the consideration related to our pending acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), which is discussed further in Note 8. Certain of these senior notes due 2024, 2026, 2029 and 2039 with an aggregate principal amount of $3.0 billion, include a special mandatory redemption feature. This feature provides that if the acquisition of Advanced Disposal is not completed on or prior to July 14, 2020, or if, prior to such date, the Merger Agreement is terminated for

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any reason, we will be required to redeem all of such outstanding notes equal to 101% of the aggregate principal amounts of such notes, plus accrued but unpaid interest.

Canadian Senior Notes — The $30 million decrease during the three months ended March 31, 2020 is due to decreases in the Canadian currency translation rate.

Financing Leases and Other — The decrease during the three months ended March 31, 2020 is due to $25 million of cash repayments primarily related to our federal low-income housing investments, financing leases and other obligations, partially offset by an increase of $5 million associated with non-cash financing arrangements.

Interest Rate Derivatives

In the first quarter of 2020, we entered into a treasury rate lock with a total notional value of $100 million to secure an underlying interest rate in anticipation of a senior note issuance during the second quarter of 2020. We expect to use the net proceeds from this future issuance to repay our 4.75% senior notes due June 2020 and for general corporate purposes. We have designated our treasury lock as a cash flow hedge. All financial statement impacts associated with this financial hedge are immaterial as of and for the quarter ended March 31, 2020. There was no significant ineffectiveness associated with this hedge during the three months ended March 31, 2020.

4.    Income Taxes

Our effective income tax rate was 17.0% and 24.8% for the three months ended March 31, 2020 and 2019, respectively. This decrease in our effective income tax rate was primarily driven by the impacts of excess tax benefits related to equity-based compensation and a non-deductible impairment recognized in 2019, both discussed further below. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Equity-Based Compensation — During the three months ended March 31, 2020 and 2019, we recognized a reduction in our income tax expense of $21 million and $13 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards.

Investments Qualifying for Federal Tax Credits — We have significant financial interests in entities established to invest in and manage low-income housing properties. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments qualify for federal tax credits that we expect to realize through 2030 under Section 42 or Section 45D of the Internal Revenue Code.

We also hold a residual financial interest in an entity that owns a refined coal facility that qualified for federal tax credits under Section 45 of the Internal Revenue Code through 2019. The entity sold the majority of its assets in 2020. The sale resulted in a $7 million non-cash impairment of our investment during the three months ended March 31, 2020.

We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities, within our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2020 and 2019, we recognized $26 million (including the $7 million impairment of the refined coal facility noted above) and $9 million of net losses, respectively. The related reduction in our income tax expense, which is primarily due to federal tax credits realized from the investments, was $24 million and $15 million for the three months ended March 31, 2020 and 2019, respectively. In addition, during the three months ended March 31, 2020 and 2019, we recognized interest expense of $3 million and $2 million, respectively, associated with our investments in low-income housing properties. See Note 13 for additional information related to these unconsolidated variable interest entities.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Implications of Impairment — We recognized a $52 million impairment charge during the three months ended March 31, 2019 which was not deductible for tax purposes. See Note 9 for additional information.

Recent Legislation — On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, none of which directly affected our income tax expense in the first quarter of 2020 or are expected to have a material impact on our income tax expense in future reporting periods. The Company is evaluating the impact of the Act and currently expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020.

5.    Earnings Per Share

Basic and diluted earnings per share for the three months ended March 31 were computed using the following common share data (shares in millions):

	2020	2019
Number of common shares outstanding at end of period	422.0	424.7
Effect of using weighted average common shares outstanding	2.2	(0.2)
Weighted average basic common shares outstanding	424.2	424.5
Dilutive effect of equity-based compensation awards and other contingently issuable shares	2.2	2.4
Weighted average diluted common shares outstanding	426.4	426.9
Potentially issuable shares	6.6	7.6
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2.1	3.0

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

Management does not expect that any claims against or draws on these instruments would have a material adverse effect on our financial condition, results of operations or cash flows. We have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations as a result of COVID-19 or other economic factors. In an ongoing effort to mitigate risks of future cost increases and reductions in available capacity, we continue to evaluate various options to access cost-effective sources of financial assurance.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees — In the ordinary course of our business, WM and WM Holdings enter into guarantee agreements associated with their subsidiaries’ operations. Additionally, WM and WM Holdings have each guaranteed all of the senior debt of the other entity. No additional liabilities have been recorded for these intercompany guarantees because all of the underlying obligations are reflected in our Condensed Consolidated Balance Sheets. See Note 14 for additional information.

As of March 31, 2020, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover certain market value losses for certain properties adjacent to or near 18 of our landfills. Additionally, in connection with the divestiture of our Wheelabrator business in 2014, we agreed to continue providing guarantees of certain of its operational and financial performance obligations. As of March 31, 2020, all such previously outstanding guarantees of Wheelabrator’s obligations have been returned, replaced or expired, with the exception of a financial and performance guarantee pertaining to one Wheelabrator facility. We anticipate this remaining guarantee will be released during the second quarter of 2020, and Wheelabrator has provided surety bonds and a letter of credit to protect us from possible exposure under the guarantee. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing, and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, and we do not expect the financial impact of operational and financial performance guarantees to materially exceed the recorded fair value.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $145 million higher than the $248 million recorded in the Condensed Consolidated Balance Sheet as of March 31, 2020. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of March 31, 2020, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site. Allocation of responsibility among the PRPs for the proposed remedy has not been established. As of March 31, 2020 and December 31, 2019, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs was $57 million and $56 million, respectively. MIMC’s ultimate liability could be materially different from current estimates.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. The following matters are disclosed in accordance with that requirement. We do not currently believe that the eventual outcome of such matters, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

On November 25, 2019, the Georgia Department of Natural Resources, Environmental Protection Division, issued an NOV to Waste Management of Metro Atlanta, Inc., an indirect wholly-owned subsidiary of WM. The NOV alleges violations of Georgia environmental statutes and the related permits for Pine Bluff Landfill resulting from

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

slope stability concerns at the landfill that are being remediated. The parties are exchanging information and working to resolve the NOV.

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

Multiemployer Defined Benefit Pension Plans — About 20% of our workforce is covered by collective bargaining agreements with various local unions across the U.S. and Canada. As a result of some of these agreements, certain of our subsidiaries are participating employers in a number of trustee-managed multiemployer defined benefit pension plans (“Multiemployer Pension Plans”) for the covered employees. In connection with our ongoing renegotiation of various collective bargaining agreements, we may discuss and negotiate for the complete or partial withdrawal from one or more of these Multiemployer Pension Plans. A complete or partial withdrawal from a Multiemployer Pension Plan may also occur if employees covered by a collective bargaining agreement vote to decertify a union from continuing to represent them. Any other circumstance resulting in a decline in Company contributions to a Multiemployer Pension Plan through a reduction in the labor force, whether through attrition over time or through a business event (such as the discontinuation or nonrenewal of a customer contract, the decertification of a union, or relocation, reduction or discontinuance of certain operations) may also trigger a complete or partial withdrawal from one or more of these pension plans. During the first quarter of 2020, we recognized a $3 million charge to operating expenses for the withdrawal from an underfunded Multiemployer Pension Plan.

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

Tax Matters — We participate in the IRS’s Compliance Assurance Process, which means we work with the IRS throughout the year towards resolving any material issues prior to the filing of our annual tax return. Any unresolved issues as of the tax return filing date are subject to routine examination procedures. We are currently in the examination phase of IRS audits for the 2017 through 2020 tax years and expect these audits to be completed within the next 24 months. We are also currently undergoing audits by various state and local jurisdictions for tax years that date back to 2014. We maintain a liability for uncertain tax positions, the balance of which management believes is adequate. Results of audit assessments by taxing authorities are not currently expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

In the fourth quarter of 2019, as part of our annual review process, we analyzed the Areas’ income from operations margins for purposes of segment reporting and realigned our Solid Waste tiers to reflect recent changes in their relative economic characteristics and prospects. These changes are the results of various factors including acquisitions, divestitures, business mix and the economic climate of various geographies. As a result, we reclassified Western Canada from Tier 1 to Tier 2 and Northern California from Tier 3 to Tier 2. Reclassifications have been made to our prior period condensed consolidated financial information to conform to the current year presentation.

Tier 1 is comprised of our operations across the Southern U.S., with the exception of Southern California and the Florida area, and also includes the New England states and the tri-state area of Michigan, Indiana and Ohio. Tier 2 includes California, Canada, Wisconsin and Minnesota. Tier 3 encompasses all the remaining operations including the Pacific Northwest, the Mid-Atlantic region of the U.S., the Florida area, Illinois and Missouri.

The operating segments not evaluated and overseen through the 17 Areas are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments for the three months ended March 31 is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(c)	Revenues	Operations(d)
2020
Solid Waste:
Tier 1	$1,503	$(280)	$1,223	$393
Tier 2	932	(198)	734	188
Tier 3	1,541	(294)	1,247	264
Solid Waste	3,976	(772)	3,204	845
Other (a)	554	(29)	525	(25)
	4,530	(801)	3,729	820
Corporate and Other (b)	—	—	—	(247)
Total	$4,530	$(801)	$3,729	$573

2019
Solid Waste:
Tier 1	$1,453	$(265)	$1,188	$398
Tier 2	904	(182)	722	200
Tier 3	1,508	(279)	1,229	270
Solid Waste	3,865	(726)	3,139	868
Other (a)	588	(31)	557	(18)
	4,453	(757)	3,696	850
Corporate and Other (b)	—	—	—	(229)
Total	$4,453	$(757)	$3,696	$621
(a)	“Other” includes (i) our Strategic Business Solutions (“WMSBS”) organization; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental Services (“EES”) and WM Renewable Energy organizations that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	Corporate operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.
(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. In 2020, we revised allocations between our segments including (i) the discontinuation of certain allocations from Corporate and Other to Solid Waste and (ii) allocating certain insurance costs from Other to Solid Waste. Reclassifications have been made to our prior period information for comparability purposes. Current quarter operating results were negatively impacted by revenue declines in March 2020 as a result of the COVID-19 pandemic. These declines were not material to the reported periods.

The mix of operating revenues from our major lines of business for the three months ended March 31 are as follows (in millions):

	2020	2019
Commercial	$1,063	$1,026
Residential	650	640
Industrial	693	680
Other collection	112	109
Total collection	2,518	2,455
Landfill	887	864
Transfer	441	412
Recycling	254	291
Other (a)	430	431
Intercompany (b)	(801)	(757)
Total	$3,729	$3,696
(a)	The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Activity related to collection, landfill, transfer and recycling within “Other” has been reclassified to the appropriate line of business for purposes of the presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

Fluctuations in our operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business, changes in commodity prices and general economic conditions. Current quarter operating results were negatively impacted by COVID-19, as volumes declined beginning in March 2020 in our landfill, industrial and commercial collection businesses due to steps taken by national and local governments to slow the spread of the virus, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our operations in the Southern and Eastern U.S. during the second half of the year, can increase our revenues in the Areas affected. While weather-related and other event driven special projects can boost revenues through additional work for a limited time, as a result of significant start-up costs and other factors, such revenue can generate earnings at comparatively lower margins.

8.    Acquisitions

Pending Acquisition

On April 14, 2019, we entered into an Agreement and Plan of Merger to acquire all outstanding shares of Advanced Disposal for $33.15 per share in cash, representing a total enterprise value of $4.9 billion when including approximately $1.9 billion of Advanced Disposal’s net debt. Advanced Disposal’s solid waste network includes 95 collection operations, 73 transfer stations, 41 owned or operated landfills and 22 owned or operated recycling facilities. On June 28, 2019, Advanced Disposal announced that 85.9% of the outstanding shares of its common stock entitled to vote were voted in favor of the proposal to adopt the Merger Agreement at a special meeting of stockholders held that day. Despite the general business disruption caused by COVID-19, we continue to make progress and currently anticipate being in a position to receive final antitrust regulatory approval and proceed toward closing by the end of the second quarter of 2020.

Acquisition

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

9.  Asset Impairments

Equity in Net Losses of Unconsolidated Entities

During the first quarter of 2020, we recorded an impairment charge of $7 million related to our investment in a refined coal facility which is discussed further in Note 4. The fair value of our investment was not readily determinable; thus, we determined the fair value using management assumptions pertaining to investment value (Level 3).

Other, Net

During the first quarter of 2019, we recognized a $52 million impairment charge related to our minority-owned investment in a waste conversion technology business. We wrote down our investment to its estimated fair value as the result of a third-party investor’s transactions in these securities. The fair value of our investment was not readily determinable; thus, we determined the fair value utilizing a combination of quoted price inputs for the equity in our investment (Level 2) and certain management assumptions pertaining to investment value (Level 3).

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments	Obligations	Total
Balance, December 31, 2019	$(24)	$38	$(21)	$(1)	$(8)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $(1), $3, $0 and $0, respectively (a)	—	(9)	(76)	—	(85)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $0, $0, $0 and $0, respectively	2	—	—	—	2
Net current period other comprehensive income (loss)	2	(9)	(76)	—	(83)
Balance, March 31, 2020	$(22)	$29	$(97)	$(1)	$(91)
(a)	Foreign currency translation adjustments were impacted by a decrease in the Canadian/U.S. dollar exchange rate from 0.7698 at December 31, 2019 to 0.7109 at March 31, 2020.

We had one interest rate derivative outstanding as of March 31, 2020, which was classified as a cash flow hedge and is discussed further in Note 3. We had no active derivatives outstanding during 2019. Amounts reclassified out of accumulated other comprehensive income (loss) associated with our previously terminated cash flow hedges were not material for the periods presented.

11.  Common Stock Repurchase Program

The Company repurchases shares of its common stock as part of capital allocation programs authorized by our Board of Directors. In February 2020, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $313 million of our common stock. At the beginning of the repurchase period, we delivered $313 million cash and received 2.0 million shares based on a stock price of $125.75. The ASR agreement completed in March 2020, at which time we received 0.8 million additional shares based on a final weighted average price of $111.78.

During the first quarter of 2020, we also began repurchasing shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. This repurchase program ended on March 27, 2020 and we repurchased 0.9 million shares. Cash paid for these share repurchases was $89 million, inclusive of per-share commissions, which represents a weighted average price per share of $99.96.

As of March 31, 2020, the Company has authorization for $918 million of future share repurchases. To enhance our liquidity position in response to COVID-19, we have elected to temporarily suspend additional share repurchases for the foreseeable future. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

As of March 31, 2020, we had one liability measured on a recurring basis related to an interest rate derivative with a fair value of less than $1 million, utilizing a combination of Level 2 and Level 3 inputs. See Note 3 for further discussion. We had no liabilities measured on a recurring basis as of December 31, 2019. Our assets that are measured at fair value on a recurring basis include the following (in millions):

	March 31,	December 31,
	2020	2019
Fair Value Measurements Using:
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$3,117	$3,527
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	390	350
Significant unobservable inputs (Level 3):
Redeemable preferred stock (b)	49	49
Total Assets	$3,556	$3,926
(a)	Our available-for-sale securities generally mature over the next ten years.

(b)	When available, Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions.

Fair Value of Debt

As of March 31, 2020 and December 31, 2019, the carrying value of our debt was $13.5 billion. The estimated fair value of our debt was approximately $14.3 billion and $14.5 billion as of March 31, 2020 and December 31, 2019, respectively.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. Furthermore, the fair value of debt instruments measured as of March 31, 2020 is particularly susceptible to variability from future measurements of fair value given elevated volatility in key market factors due to the impact the COVID-19 pandemic is having on financial markets. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of March 31, 2020 and December 31, 2019. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

Low-Income Housing Properties and Refined Coal Facility Investments

We do not consolidate our investments in entities established to manage low-income housing properties and a refined coal facility because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $285 million and $309 million as of March 31, 2020 and December 31, 2019, respectively. The debt balance related to our investments in low-income housing properties was $256 million and $269 million as of March 31, 2020 and December 31, 2019, respectively. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $94 million and $101 million as of March 31, 2020 and December 31, 2019, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $109 million as of March 31, 2020 and December 31, 2019.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Condensed Consolidating Financial Statements

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2020

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,049	$—	$76	$—	$3,125
Other current assets	2	4	2,504	—	2,510
	3,051	4	2,580	—	5,635
Property and equipment, net	—	—	12,900	—	12,900
Investments in affiliates	26,650	27,021	—	(53,671)	—
Advances to affiliates	—	—	18,655	(18,655)	—
Other assets	5	10	8,628	—	8,643
Total assets	$29,706	$27,035	$42,763	$(72,326)	$27,178

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$164	$—	$223	$—	$387
Accounts payable and other current liabilities	99	3	2,581	—	2,683
	263	3	2,804	—	3,070
Long-term debt, less current portion	10,589	248	2,228	—	13,065
Due to affiliates	18,818	137	6,709	(25,664)	—
Other liabilities	2	—	4,296	—	4,298
Total liabilities	29,672	388	16,037	(25,664)	20,433
Equity:
Stockholders’ equity	6,743	26,647	27,024	(53,671)	6,743
Advances to affiliates	(6,709)	—	(300)	7,009	—
Noncontrolling interests	—	—	2	—	2
	34	26,647	26,726	(46,662)	6,745
Total liabilities and equity	$29,706	$27,035	$42,763	$(72,326)	$27,178

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2020

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,729	$—	$3,729
Costs and expenses	—	—	3,156	—	3,156
Income from operations	—	—	573	—	573
Other income (expense):
Interest expense, net	(93)	(4)	(15)	—	(112)
Equity in earnings of subsidiaries, net of tax	429	432	—	(861)	—
Other, net	—	—	(26)	—	(26)
	336	428	(41)	(861)	(138)
Income before income taxes	336	428	532	(861)	435
Income tax expense (benefit)	(25)	(1)	100	—	74
Consolidated net income	361	429	432	(861)	361
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Waste Management, Inc.	$361	$429	$432	$(861)	$361

Three Months Ended March 31, 2019

(Unaudited)

		WM	Non‑Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Operating revenues	$—	$—	$3,696	$—	$3,696
Costs and expenses	—	—	3,075	—	3,075
Income from operations	—	—	621	—	621
Other income (expense):
Interest expense, net	(80)	(5)	(11)	—	(96)
Equity in earnings of subsidiaries, net of tax	406	413	—	(819)	—
Other, net	—	(3)	(60)	—	(63)
	326	405	(71)	(819)	(159)
Income before income taxes	326	405	550	(819)	462
Income tax expense (benefit)	(21)	(1)	137	—	115
Consolidated net income	347	406	413	(819)	347
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Waste Management, Inc.	$347	$406	$413	$(819)	$347

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

		WM	Non-Guarantor
	WM	Holdings	Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31:
2020
Comprehensive income	$363	$429	$347	$(861)	$278
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Waste Management, Inc.	$363	$429	$347	$(861)	$278

2019
Comprehensive income	$349	$406	$445	$(819)	$381
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income attributable to Waste Management, Inc.	$349	$406	$445	$(819)	$381

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2020

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$17	$—	$748	$—	$765
Investing activities	—	—	(503)	—	(503)
Financing activities	—	—	(668)	—	(668)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	(4)	—	(4)
Intercompany activity	(453)	—	453	—	—
Increase in cash, cash equivalents and restricted cash and cash equivalents	(436)	—	26	—	(410)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	3,485	—	162	—	3,647
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,049	$—	$188	$—	$3,237

Three Months Ended March 31, 2019

(Unaudited)

		WM	Non-Guarantor
	WM(a)	Holdings(a)	Subsidiaries(a)	Eliminations	Consolidated
Cash flows provided by (used in):
Operating activities	$—	$—	$890	$—	$890
Investing activities	—	—	(800)	—	(800)
Financing activities	—	—	42	—	42
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	—	—	—	—
Intercompany activity	—	—	—	—	—
Increase in cash, cash equivalents and restricted cash and cash equivalents	—	—	132	—	132
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	—	—	183	—	183
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$—	$—	$315	$—	$315
(a)	Cash receipts and payments of WM and WM Holdings are transacted by Non-Guarantor Subsidiaries. Cash, cash equivalents and restricted cash and cash equivalents of WM as of March 31, 2020 include remaining proceeds from our 2019 senior note issuances.

15. Subsequent Event

The challenges posed by the COVID-19 pandemic on the global economy increased rapidly at the end of the first quarter of 2020, impacting our business in most geographies and across a variety of our customer types. Steps taken by national and local governments to slow the spread of the virus, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distancing have resulted in revenue declines at our landfills, as well as decreased service levels from our industrial and commercial collection customers. Additionally, the cost to service our residential customers has increased as stay-at-home orders have increased the waste we collect in this line of business. Given the timing of many of these impacts, COVID-19 did not have a material adverse impact on our financial statements as of and for the three months ended March 31, 2020.  However, we expect the COVID-19 pandemic to have a negative impact on our financial position, results of operations and cash flows in the near term. The ultimate impacts of COVID-19 on our long-term outlook for the business will depend on future developments, including the duration of the pandemic and the related length of its impact on the global economy.  These factors and their impacts on our business, financial condition, results of operations and cash flows are uncertain and cannot be predicted at this time.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included under Item 1 and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to, increased competition; pricing actions; failure to implement our optimization, growth, and cost savings initiatives and overall business strategy; failure to identify acquisition targets and negotiate attractive terms; failure to consummate or integrate the acquisition of Advanced Disposal Services, Inc. or other acquisitions; failure to obtain the results anticipated from the acquisition of Advanced Disposal Services, Inc. or other acquisitions; environmental and other regulations, including developments related to emerging contaminants and renewable fuel; commodity price fluctuations; international trade restrictions; weakness in general economic conditions and capital markets; public health risk and other impacts of COVID-19 or similar pandemic conditions, including increased costs, social and commercial disruption, service reductions and other adverse effects on our business, financial condition, results of operations and cash flows; failure to obtain and maintain necessary permits; disposal alternatives and waste diversion; declining waste volumes; failure to develop and protect new technology; failure of technology to perform as expected, including implementation of a new enterprise resource planning system; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; significant environmental or other incidents resulting in liabilities and brand damage; significant storms and destructive events influenced by climate change; labor disruptions; impairment charges; negative outcomes of litigation or governmental proceedings and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1A. Risk Factors, included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

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

COVID-19 Update

In January 2020, the World Health Organization (“WHO”) declared a novel strain of coronavirus (“COVID-19”) a Public Health Emergency of International Concern and subsequently declared COVID-19 a global pandemic in March 2020. We have contingency plans in place to ensure continuity of operations at our collection sites, transfer stations, landfills and recycling facilities. These plans ensure that we are in compliance with federal, state, provincial and local rules. Key elements of our business continuity plans have been executed consistently across the organization and our safety team has medical experts and industrial hygienists that are continuously monitoring and incorporating guidance from the WHO and other relevant authorities. To date our existing personal protective equipment, hygiene and operating procedures comply with guidelines established to protect our employees from additional risks associated with COVID-19.

The COVID-19 pandemic and related measures have had a significant adverse impact on many sectors of the economy. Waste Management provides essential services to a diverse customer base and, as a result, certain elements of our business are less exposed to variability. Despite these favorable attributes of our business model, we expect the impacts of COVID-19 on our business to be significant.

In March 2020, the effects of COVID-19 began to impact our business as described in more detail under Results of Operations below. The challenges posed by the COVID-19 pandemic on the global economy increased rapidly at the end of the first quarter of 2020, impacting our business in most geographies and across a variety of our customer types. Steps taken by national and local governments to slow the spread of the virus, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing have resulted in revenue declines at our landfills, as well as decreased service levels from our industrial and commercial collection customers. Additionally, the cost to service our residential customers has increased as stay-at-home orders have increased the waste we collect in this line of business.

The Company has proactively taken steps to put our customers’ and employees’ needs first and we continue to work with the appropriate regulatory agencies to ensure we can provide our essential services safely and efficiently. With a focus on customers, we have temporarily waived and suspended certain ancillary service charges until further notice, extended payment terms and adjusted service levels, which will result in a negative impact to our revenue, earnings and cash flows. In addition, we are working with municipalities to address the increase in residential volumes and recycling challenges in areas where there have been processing disruptions. We have also incurred costs related to the health, safety and financial security of our workforce. This includes transitioning back-office employees to work-from-home and providing financial certainty to employees by guaranteeing all full-time hourly employees compensation for a 40-hour work week regardless of service decreases.

We are prudently managing our response to the COVID-19 pandemic; the fundamentals of the Company remain strong and we believe we have sufficient liquidity on hand to continue business operations during this volatile period. During March 2020, we saw a $40 million negative impact to revenue from business closures and reduction in customers’ waste service needs as a result of COVID-19. We also experienced an increase in container weights in our residential collection line of business, which increased our overall cost to serve the customer. In addition, as a result of our initiative to transition our back-office employees to a work-from-home environment, we incurred $6 million in technology related costs. Further, we increased our reserve for uncollectible accounts receivable by approximately $5 million as of March 31, 2020 due to the expected negative impacts on customer receipts we project from the COVID-19 pandemic. The additional technology costs and bad debt reserve increased our sales, general and administrative expenses for the three months ended March 31, 2020. These impacts did not have a material adverse impact on our financial statements as of and for the three months ended March 31, 2020. However, we expect the COVID-19 pandemic to have a negative impact on our financial position, results of operations and cash flows in the near term. The ultimate impacts of COVID-19 on our long-term outlook for the business will depend on future developments, including the duration of the pandemic and the related length of its impact on the global economy. These factors and their impacts on our business, financial condition, results of operations and cash flows are uncertain and cannot be predicted at this time.

See Part II, Item 1A. Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows.

Strategy

Our fundamental strategy has not changed; we remain dedicated to providing long-term value to our stockholders by successfully executing our core strategy of focused differentiation and continuous improvement. We have enabled a people-first, technology-led focus, that leverages and sustains the strongest asset network in the industry to drive best-in-class customer experience and growth. Our strategic planning processes appropriately consider that the future of our business and the industry can be influenced by changes in economic conditions, the competitive landscape, the regulatory environment, asset and resource availability and technology. We believe that focused differentiation, which is driven by capitalizing on our unique and extensive network of assets, will deliver profitable growth and position us to leverage competitive advantages. Simultaneously, we believe the combination of cost control, process improvement and operational efficiency will deliver on the Company’s strategy of continuous improvement and yield an attractive total cost structure and enhanced service quality. While we will continue to monitor emerging diversion technologies that may generate additional value and related market dynamics, our current attention will be on improving existing diversion technologies, such as our recycling operations. We believe the execution of our strategy will deliver shareholder value and leadership in a dynamic industry and challenging economic environment.

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

Despite some industry consolidation in recent years, we encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, service quality, customer experience and breadth of service offerings. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction starts. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions, including the impact of COVID-19, can and have caused customers to reduce their service needs. Such negative economic conditions, in addition to competitor actions, can and have made it more challenging to implement our pricing strategy and negotiate, renew or expand service contracts with acceptable margins. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Our operating expenses are directly impacted by volume levels; as volume levels shift, due to economic and other factors, we must manage our network capacity and cost structure accordingly.

We experienced overall growth in our collection and disposal lines of business in the first quarter of 2020; however, volume growth was muted by the negative impacts of COVID-19 beginning in March 2020 and the continued downward pressure in market values for recycled commodities. Given the current pressures on the business from COVID-19, we are taking proactive steps to mitigate the impact and preserve shareholder value. To enhance our liquidity position in response to COVID-19, we have elected to temporarily suspend additional share repurchases for the foreseeable future. Additionally, we will continue to maintain a disciplined focus on capital management. To address the lower recycled commodities, we have maintained our focus on providing financial returns by driving a fee-based pricing model that addresses the cost of processing materials and the impact on our costs of contamination. We believe that the Company’s industry-leading asset network and strategic focuses on investing in people and technology will give the Company the necessary tools to address the challenges presented by the COVID-19 pandemic and the impacts on our industry.

Current Quarter Financial Results

During the first quarter of 2020, we achieved an overall increase in operating results for our collection and disposal lines of business; however, the volume growth was muted by the impacts of COVID-19 beginning in March 2020. The Company continued its commitment to supporting organic growth by allocating $459 million of available cash to capital expenditures. The Company also allocated $638 million to its shareholders during the first quarter of 2020 through dividends and common stock repurchases.

Key elements of our financial results for the first quarter include:

●	Revenues of $3,729 million, compared with $3,696 million in the prior year period, an increase of $33 million, or 0.9%. The increase is primarily attributable to (i) higher yield and volume in our collection and disposal business and (ii) acquisitions, net of divestitures, partially offset by lower market prices for recycling commodities. The year-over-year comparison has been negatively impacted by revenue declines in March 2020 resulting from business closures and reduction in customers’ waste service needs associated with the COVID-19 pandemic;
●	Operating expenses of $2,329 million, or 62.5% of revenues, compared with $2,298 million, or 62.2% of revenues, in the prior year period. The $31 million increase is primarily attributable to (i) higher volumes particularly the first two months of the quarter; (ii) a $10 million charge primarily due to a decrease in the risk-free discount rate, which is based on the rate for U.S. Treasury bonds, used in the measurement of our environmental remediation obligations and recovery assets and (iii) one additional workday in the current year period, partially offset by lower cost of goods sold primarily driven by the decline in market prices for recycling commodities;
●	Selling, general and administrative expenses were $425 million, or 11.4% of revenues, compared with $409 million, or 11.1% of revenues, in the prior year period. The $16 million increase is primarily attributable to (i) higher costs associated with planned investments in our people and technology; (ii) increased acquisition-related costs and (iii) costs incurred as a direct result of the COVID-19 pandemic such as technology costs to transition employees to work-from-home and personal protective equipment to ensure safety for our frontline employees. These higher costs were partially offset by lower incentive compensation and litigation reserves in the current period;
●	Income from operations was $573 million, or 15.4% of revenues, compared with $621 million, or 16.8% of revenues, in the prior year period. The year-over-year comparison has primarily been affected by (i) the investments we are making in technology and acquisition-related costs in the current period, which increased selling, general and administrative expenses; (ii) investments made in capital assets, including trucks and facilities, which increased depreciation and amortization expense and (iii) the overall negative impact of the COVID-19 pandemic to our business;
●	Net income attributable to Waste Management, Inc. was $361 million, or $0.85 per diluted share, compared with $347 million, or $0.81 per diluted share, in the prior year period. In addition to the activity discussed above, net income in the current period was also impacted by (i) an increase in net interest expense primarily related to our May 2019 issuance of $4.0 billion of senior notes and (ii) lower income tax expense;
●	Net cash provided by operating activities was $765 million compared with $890 million in the prior year period, with the decline related to unfavorable working capital changes, including a reduction in customer receipts at the end of the first quarter that we attribute to COVID-19, as well as higher interest and incentive compensation payments; and
●	Free cash flow was $318 million compared with $431 million in the prior year period. The decrease in net cash provided by operating activities noted above was slightly offset by a decrease in capital expenditures. Free cash

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

The mix of operating revenues from our major lines of business for three months ended March 31 is reflected in the table below (in millions):

	2020	2019
Commercial	$1,063	$1,026
Residential	650	640
Industrial	693	680
Other collection	112	109
Total collection	2,518	2,455
Landfill	887	864
Transfer	441	412
Recycling	254	291
Other (a)	430	431
Intercompany (b)	(801)	(757)
Total	$3,729	$3,696
(a)	The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Activity related to collection, landfill, transfer and recycling within “Other” has been reclassified to the appropriate line of business for purposes of the presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended March 31, 2020 vs. 2019
		As a % of		As a % of
		Related		Total
	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$72	2.2%
Recycling commodities (c)	(59)	(21.0)
Fuel surcharges and mandated fees	(16)	(10.8)
Total average yield (d)			$(3)	(0.1)%
Volume			10	0.3
Internal revenue growth			7	0.2
Acquisitions			29	0.8
Divestitures			(1)	—
Foreign currency translation			(2)	(0.1)
Total			$33	0.9%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes net impact of commodity price variability and changes in fees.
(d)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the
	Three Months Ended
	March 31, 2020 vs. 2019
		As a % of
		Related
	Amount	Business
Commercial	$22	2.3%
Industrial	23	3.6
Residential	12	2.0
Total collection	57	2.5
Landfill	9	1.7
Transfer	6	2.9
Total collection and disposal	$72	2.2%

Our strategic pricing efforts continue to focus on ensuring we overcome inflationary cost pressures and grow margins. This strategy has been most successful in our collection line of business. Overall, for the first quarter of 2020, we continued to experience growth in our landfill and transfer businesses with our municipal solid waste business experiencing 3.0% average yield growth. However, during March 2020 we began to see the impacts of the COVID-19 pandemic on our average yield. We are monitoring the global outbreak of COVID-19 and taking steps to mitigate the potential business impact to our customers. In order to support the continuity of our customers’ businesses, we have temporarily waived and suspended certain ancillary service charges until further notice and adjusted service levels, which may result in a negative impact to our average yield.

Recycling Commodities — Decreases in the market prices for recycling commodities resulted in a revenue decline of $59 million for the three months ended March 31, 2020, as compared with the prior year period. We partially offset our revenue decline by assessing fees to cover the higher costs of handling contaminated recycling materials. Average market prices for recycling commodities at the Company’s facilities were approximately 30% lower for the three months ended March 31, 2020, as compared with the prior year period. With the impacts on waste streams from COVID-19, demand for recycled material in the U.S. is exceeding supply, which has provided increases in market prices for certain commodities. We expect this dislocation will normalize and overall, average market prices for recycling commodities are expected to remain meaningfully below long-term averages.

Fuel Surcharges and Mandated Fees — These fees, which are predominantly generated by our fuel surcharge program, declined $16 million for the three months ended March 31, 2020, as compared with the prior year period. These revenues are based on and fluctuate in response to changes in the national average prices for diesel fuel. Market prices for diesel fuel decreased approximately 4% for the three months ended March 31, 2020 compared with the prior year period. Additionally, the reclassification of a portion of our fuel surcharge revenues, not associated with our variable index, contributed to the year-over-year decline. The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations.

Volume

Our revenues from volumes increased $10 million, or 0.3%, for the three months ended March 31, 2020, as compared with the prior year period, excluding volumes from acquisitions and divestitures.

We experienced higher volumes in the first quarter of 2020 particularly during the first two months of the year due to our continued focus on customer service and disciplined growth in our collection and disposal business. We experienced volume growth with existing customers, particularly in our commercial collection business as a result of proactive efforts taken to work with our customers as their needs expand to identify service upgrade opportunities. We saw higher volumes at our transfer stations in the current period driven by one-time event projects. However, current period volume growth was partially muted by the clean-up efforts of natural disasters throughout the U.S. in the first quarter of 2019 which did not reoccur in the first quarter of 2020. Additionally, the volume growth we experienced in the first two months of 2020 was partially offset by significant volume declines in March 2020 as compared with prior year period, particularly in our landfill and commercial and industrial collection businesses. We expect that the COVID-19 pandemic will continue to adversely impact our volume results in the near term.

Operating Expenses

The following table summarizes the major components of our operating expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2020		2019
Labor and related benefits	$689	18.5%	$667	18.0%
Transfer and disposal costs	278	7.5	263	7.1
Maintenance and repairs	335	9.0	323	8.7
Subcontractor costs	371	9.9	348	9.4
Cost of goods sold	118	3.2	170	4.6
Fuel	76	2.0	101	2.7
Disposal and franchise fees and taxes	145	3.9	143	3.9
Landfill operating costs	109	2.9	91	2.5
Risk management	69	1.9	64	1.7
Other	139	3.7	128	3.6
	$2,329	62.5%	$2,298	62.2%

The increase in volumes in the current periods, as discussed above in Operating Revenues, in addition to cost inflation, affect the comparability of the components of our operating expenses. Additionally, the impact of the COVID-19 pandemic began to negatively impact our operations during March 2020, further affecting the year-over-year comparability.

Significant items affecting the comparability of operating expenses for the reported periods include:

Labor and Related Benefits — The increase was driven by (i) volume growth in our collection and disposal lines of business; (ii) merit increases and (iii) one additional workday in the current period. This increase was partially offset by lower bonus costs.

Transfer and Disposal Costs — The increase in transfer and disposal costs was largely driven by overall volume growth in our collection and disposal business and, to a lesser extent cost inflation.

Maintenance and Repairs — The increase in maintenance and repairs costs was largely driven by (i) higher labor costs primarily as a result of annual merit increases, volume growth in our collection and disposal lines of business, as well as one additional workday in the current period and (ii) a $3 million charge associated with the withdrawal from an underfunded multiemployer pension plan.

Subcontractor Costs — The increase in subcontractor costs was largely driven by (i) overall volume growth in our collection and disposal business, as well as our WMSBS and EES organizations and (ii) cost inflation related to capacity constraints of our subcontractors in certain markets.

Cost of Goods Sold — The decrease in cost of goods sold was primarily driven by lower market prices for recycling commodities.

Fuel — The decrease in fuel costs was primarily due to (i) a benefit from the extension of federal alternative fuel credits during the fourth quarter of 2019 which extended into 2020 and (ii) lower market prices for diesel fuel.

Landfill Operating Costs — The increase in landfill operating costs was primarily due to a decrease in the risk-free discount rate, which is based on the rate for U.S. Treasury bonds, used in the measurement of our environmental remediation obligations and recovery assets resulting in a $10 million charge. Additionally, the three months ended March 31, 2020 were impacted by higher leachate management costs compared to the prior year period.

Risk Management — The increase in risk management costs was primarily due to an increase in claims expense as a result of growth in the business and cost inflation.

Other — The increase in other was primarily due to professional fees related to a company-wide initiative focused on streamlining our operations and optimizing our disposal volume flows.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2020		2019
Labor and related benefits	$246	6.6%	$265	7.2%
Professional fees	60	1.6	35	1.0
Provision for bad debts	14	0.4	9	0.2
Other	105	2.8	100	2.7
	$425	11.4%	$409	11.1%

Significant items affecting the comparison of our selling, general and administrative expenses between reported periods include:

Labor and Related Benefits — The decrease in labor and related benefits costs was primarily due to lower incentive compensation accruals in the current period, partially offset by an increase in headcount, merit increases and one additional workday in the current period.

Professional Fees — The increase in professional fees was primarily driven by consulting fees incurred to plan for the acquisition and integration of Advanced Disposal. The remaining increase is due to our strategic investments in operating, customer-facing and back-office technologies, including the planned implementation of a new enterprise resource planning system.

Provision for Bad Debts — The increase in provision for bad debts can generally be attributed to $5 million of reserves established as of March 31, 2020 attributable to the expected impact from the COVID-19 pandemic.

Other — The increase in other expenses was primarily driven by (i) increased infrastructure costs associated with our ongoing investments in technology and (ii) incremental technology costs to transition employees to work-from-home in response to the COVID-19 pandemic. This was partially offset by lower litigation reserves in 2020 as compared to 2019.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses for the three months ended March 31 (in millions of dollars and as a percentage of revenues):

	2020		2019
Depreciation of tangible property and equipment	$240	6.5%	$213	5.8%
Amortization of landfill airspace	138	3.7	127	3.4
Amortization of intangible assets	24	0.6	26	0.7
	$402	10.8%	$366	9.9%

The increase in depreciation of tangible property and equipment during the three months ended March 31, 2020, compared to the prior year period, was primarily related to investments made in capital assets, including trucks and facilities. The increase in amortization of landfill airspace during the three months ended March 31, 2020, compared to the prior year period, was driven by higher volumes at our landfills and changes in landfill estimates.

Income from Operations

The following table summarizes income from operations for our reportable segments for the three months ended March 31 (dollars in millions):

			Period-to-Period
	2020	2019(c)	Change
Solid Waste:
Tier 1	$393	$398	$(5)	(1.3)%
Tier 2	188	200	(12)	(6.0)
Tier 3	264	270	(6)	(2.2)
Solid Waste	845	868	(23)	(2.6)
Other (a)	(25)	(18)	(7)	38.9
Corporate and Other (b)	(247)	(229)	(18)	7.9
Total	$573	$621	$(48)	(7.7)%
Percentage of revenues	15.4%	16.8%
(a)	“Other” includes (i) our WMSBS organization; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our EES and WM Renewable Energy organizations that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	Corporate operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.
(c)	In 2020, we revised allocations between our segments including (i) the discontinuation of certain allocations from Corporate and Other to Solid Waste and (ii) allocating certain insurance costs from Other to Solid Waste. Reclassifications have been made to our prior period information for comparability purposes.

The significant items affecting income from operations for our segments during the three months ended March 31, 2020, as compared with the prior year period, are summarized below:

●	Solid Waste — Income from operations in our Solid Waste business increased on a year-over-year basis due to revenue growth from yield and volume, partially offset by volume and inflation-related cost increases, particularly in labor and repair and maintenance. This earnings growth was more than offset by the impacts of higher depreciation and amortization, incremental landfill operating costs, a charge associated with the withdrawal from an underfunded multiemployer pension plan and an increase in bad debt reserves attributable to the expected impact from the COVID-19 pandemic.
●	Corporate and Other — The decrease in income from operations was primarily driven by increased expenses as a result of (i) preparation for our acquisition of Advanced Disposal; (ii) a decrease in the risk-free discount rate used in the measurement of our environmental remediation obligations and recovery assets in 2020; (iii) investments we are making in technology and (iv) incremental costs associated with COVID-19 pandemic such as technology costs to transition employees to work-from-home and personal protective equipment to ensure safety for our frontline employees. These increases were partially offset by lower incentive compensation accruals in the current period.

Interest Expense, Net

Our interest expense, net was $112 million and $96 million during the three months ended March 31, 2020 and 2019, respectively. The increase is primarily attributable to our May 2019 issuance of $4.0 billion of senior notes, partially offset by related increases in interest income as a result of higher cash and cash equivalents balances.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $26 million and $9 million during the three months ended March 31, 2020 and 2019, respectively. The losses for each period are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties and a refined coal facility. We generate tax benefits, including tax credits, from the losses incurred from these investments. During the three months ended March 31, 2020, the entity that holds and manages our ownership interest in a refined coal facility sold a majority of its assets resulting in a $7 million impairment charge in the current year period. Refer to Note 4 to the Condensed Consolidated Financial Statements.

Other, Net

During the first quarter of 2019, we recognized a $52 million impairment charge related to our minority-owned investment in a waste conversion technology business. We wrote down our investment to its estimated fair value as the result of a third-party investor’s transactions in these securities. The fair value of our investment was not readily determinable; thus, we determined the fair value utilizing a combination of quoted price inputs for the equity in our investment (Level 2) and certain management assumptions pertaining to investment value (Level 3).

Income Tax Expense

Our income tax expense and effective income tax rates were $74 million, or 17.0%, and $115 million, or 24.8%, for the three months ended March 31, 2020 and 2019, respectively.

The decrease in our income tax expense and effective income tax rate when comparing the three months ended March 31, 2020 with the prior year period are primarily due to (i) an increase in excess tax benefits related to equity-based compensation in 2020 and (ii) a $52 million impairment charge recognized during the three months ended March 31, 2019 that was not deductible for tax purposes. See Note 4 to the Condensed Consolidated Financial Statements for more information related to income taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, none of which directly affected our income tax expense in the first quarter of 2020 or are expected to have a material impact on our income tax expense in future reporting periods. The Company is evaluating the impact of the Act and currently expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020.

Liquidity and Capital Resources

The Company consistently generates cash flow from operations that meets and exceeds our working capital needs, payment of our dividends and investment in the business through capital expenditures and acquisitions. We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business requirements that may arise during the year, including the anticipated impact from COVID-19. Additionally, the Company is taking numerous actions to manage costs and capital spending without compromising long-term strategic priorities. This includes route optimization initiatives, reducing overtime hours, limiting hiring and optimizing our workforce through improved retention and reduced turnover, reducing non-essential selling, general and administrative expenses, reducing incentive compensation costs and lowering capital expenditures to a level that is consistent with anticipated volume changes. Additionally, as a result of the CARES Act discussed above in Income Tax Expense, we currently expect to benefit from the deferral of certain payroll taxes through the end of calendar year 2020. The Company believes that its investment grade credit ratings, large value of unencumbered assets and modest leverage enable it to obtain adequate financing to meet its ongoing capital, operating and other liquidity requirements, despite the disruptions and challenges presented by the COVID-19 pandemic. The long-term impacts from COVID-19 on our business, financial condition and operating results cannot be predicted with reasonable certainty at this time.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$3,125	$3,561
Restricted trust and escrow accounts:
Insurance reserves	$344	$270
Final capping, closure, post-closure and environmental remediation funds	109	109
Other	3	4
Total restricted trust and escrow accounts (a)	$456	$383
Debt:
Current portion	$387	$218
Long-term portion	13,065	13,280
Total debt	$13,452	$13,498
(a)	Includes $70 million as of March 31, 2020 and December 31, 2019 in other current assets in our Condensed Consolidated Balance Sheets.

As of March 31, 2020, we had approximately $1.9 billion of debt maturing within the next 12 months, including (i) $600 million of 4.75% senior notes that mature in June 2020 and $400 million of 4.60% senior notes that mature in March 2021; (ii) $639 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities and (iii) $237 million of other debt with scheduled maturities within the next 12 months, including $130 million of tax-exempt bonds. As of March 31, 2020, we have classified $1.5 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $387 million of debt maturing in the next 12 months is classified as current obligations.

Summary of Cash Flow Activity

The following is a summary of our cash flows for the three months ended March 31 (in millions):

	2020	2019
Net cash provided by operating activities	$765	$890
Net cash used in investing activities	$(503)	$(800)
Net cash provided by (used in) financing activities	$(668)	$42

Net Cash Provided by Operating Activities — Our operating cash flows decreased by $125 million for the three months ended March 31, 2020, as compared with the prior year period, as a result of (i) a decrease in cash receipts for customer accounts at the end of the first quarter that we attribute to COVID-19; (ii) a $40 million increase in interest payments in the current year primarily associated with our May 2019 issuance of $4.0 billion of senior notes and (iii) higher bonus payments in the current year.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the three months ended March 31, 2020 and 2019 are summarized below:

●	Acquisitions — We spent $1 million and $394 million for acquisitions during the three months ended March 31, 2020 and 2019, respectively. Our acquisition spending in 2019 was primarily attributable to Petro Waste Environmental LP, which is discussed further in Note 8 to the Condensed Consolidated Financial Statements. These amounts exclude cash used in financing and operating activities related to the timing of contingent consideration paid.
●	Capital Expenditures — We used $459 million and $471 million for capital expenditures during the three months ended March 31, 2020 and 2019, respectively. The Company continues to maintain a disciplined focus on capital management and fluctuations in our capital expenditures are a result of new business opportunities and the timing of replacement of aging assets.
●	Other, Net — The year-over-year changes in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the three months ended March 31, 2020, we used $53 million of cash from restricted cash and cash equivalents to invest in available-for-sale securities compared to the prior year period during which we generated $39 million of cash through the sale of available-for-sale securities and placed the proceeds in restricted cash and cash equivalents. Additionally, during the three months ended March 31, 2019, we had $17 million of cash proceeds from the redemption of our preferred stock received in conjunction with the 2014 sale of our Puerto Rico operations.

Net Cash Provided by (Used in) Financing Activities — The most significant items affecting the comparison of our financing cash flows for the three months ended March 31, 2020 and 2019 are summarized below:

●	Debt Repayments and Borrowings — We did not have any cash borrowings for the three months ended March 31, 2020 or 2019. The following summarizes our cash repayments of debt (excluding our commercial paper program discussed below) for the three months ended March 31 (in millions):

	2020	2019
Revolving credit facility (a)	$—	$(11)
Tax-exempt bonds	—	(34)
Other debt	(25)	(11)
Cash repayments	$(25)	$(56)
(a)	Our revolving credit facility was amended and restated in November 2019.

Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to our debt borrowings and repayments.

●	Commercial Paper Program — We had no commercial paper borrowings during the three months ended March 31, 2020. During the three months ended March 31, 2019, we had net cash borrowings of $357 million (net of the related discount on issuance), under our commercial paper program. Borrowings were primarily to support acquisitions and for general corporate purposes.
●	Common Stock Repurchase Program — During the three months ended March 31, 2020, we repurchased $402 million of our common stock, which includes $313 million related to a February 2020 accelerated share repurchase agreement and $89 million in open market transactions. During the three months ended March 31, 2019, we repurchased $64 million of common stock and paid $4 million related to our December 2018 share repurchases. To enhance our liquidity position in response to COVID-19, we have elected to temporarily suspend additional share repurchases for the foreseeable future. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors.

We paid cash dividends of $236 million and $223 million during the three months ended March 31, 2020 and 2019, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.5125 in 2019 to $0.545 in 2020 which was offset, in part, by a reduction in our common stock outstanding as a result of our common stock repurchase program.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities for the three months ended March 31 is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	2020	2019
Net cash provided by operating activities	$765	$890
Capital expenditures	(459)	(471)
Proceeds from divestitures of businesses and other assets (net of cash divested)	12	12
Free cash flow	$318	$431

Pending Acquisition

On April 14, 2019, we entered into an Agreement and Plan of Merger to acquire all outstanding shares of Advanced Disposal for $33.15 per share in cash, representing a total enterprise value of $4.9 billion when including approximately $1.9 billion of Advanced Disposal’s net debt. Advanced Disposal’s solid waste network includes 95 collection operations, 73 transfer stations, 41 owned or operated landfills and 22 owned or operated recycling facilities. On June 28, 2019, Advanced Disposal announced that 85.9% of the outstanding shares of its common stock entitled to vote were voted in favor of the proposal to adopt the Merger Agreement at a special meeting of stockholders held that day. Despite the general business disruption caused by COVID-19, we continue to make progress and currently anticipate being in a position to receive final antitrust regulatory approval and proceed toward closing by the end of the second quarter of 2020.

Critical Accounting Estimates and Assumptions

In preparing our financial statements, we make numerous estimates and assumptions that affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with precision from available data or simply cannot be calculated. In some cases, these estimates are difficult to determine and we must exercise significant judgment. In preparing our financial statements, the most difficult, subjective and complex estimates and the assumptions that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, long-lived asset impairments and reserves associated with our insured and self-insured claims, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 6 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2020, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Except for the broad effects of the COVID-19 pandemic, including widespread business disruption and negative impact on financial markets, described further below in Item 1A. Risks Factors, the information about market risks as of March 31, 2020 does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2020. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 6 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 global pandemic has caused a significant disruption in social and commercial activity throughout North America and may have a material adverse impact on our business, financial condition, results of operations and cash flows.

In January 2020, the World Health Organization declared a novel strain of coronavirus (“COVID-19”) a Public Health Emergency of International Concern and subsequently declared COVID-19 a global pandemic in March 2020. In response to this declaration and the rapid spread of COVID-19, federal, state and local governments throughout North America have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the virus. The pandemic and related measures have had a significant adverse impact on many sectors of the economy, including environmental services. The resulting business closures, increases in unemployment and loss of consumer financial stability and confidence has resulted in volume declines and reductions in customers’ waste service needs, which has negatively impacted and, at least for the short-term, will continue to negatively impact, our results of operations and cash flows.

We have incurred, and expect to continue to incur, costs related to health, safety and financial security of our workforce. This includes transitioning back-office employees to work-from-home and providing financial certainty to employees by guaranteeing all full-time hourly employees compensation for a 40-hour work week regardless of service decreases and reduced work schedules that result from the COVID-19 pandemic. If a large portion of our employee base were to become ill, it could impact our ability to provide timely and reliable service. Additionally, the transition of most of our back-office employees to work-from-home increases various operational risks, including potential exposure to cyber incidents, loss of data, fraud, internal control challenges and other disruptions as a consequence of more employees accessing Company systems and information remotely in the course of their ordinary work.

A broad-based economic slowdown resulting from prolonged negative effects of COVID-19 could have significant adverse consequences for the financial condition of our customers or suppliers. Such conditions have already resulted in, and may continue to result in, us incurring increased operating costs and decreased profitability and cash flows as we have worked with customers to adjust service levels and extend payment terms, and we have waived and suspended certain ancillary service charges. Additionally, such factors have made it more challenging to implement our pricing strategy and are likely to negatively impact our ability to negotiate, renew or expand service contracts with acceptable margins. In addition to reduced service levels, customers may seek to terminate our contracts or be unable to timely pay outstanding receivables owed to us, each of which would adversely affect our results of operations and cash flows. To the extent our suppliers experience a deterioration in financial condition or operational capability as a result of the impacts of COVID-19, we may experience material supply chain disruptions and delays, which could also increase our operating costs.

We are not able to estimate the full impact of the COVID-19 outbreak on our business, but we expect that this situation will have a significant adverse impact on the Company’s results of operations for the second quarter of 2020 and potentially beyond. While we have not attempted or needed to seek additional liquidity in recent weeks, it may be more difficult to obtain financing on attractive or predictable terms during periods of extreme market volatility associated with the pandemic. In addition to the impact of COVID-19 discussed in this risk factor, COVID-19 is also amplifying many of the other risks and uncertainties previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. Should these or similar pandemic-related conditions persist for a prolonged period, it may have a material adverse impact on our financial condition, results of operations and cash flows and hinder our ability to grow our business and execute our business strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes common stock repurchases made during the first quarter of 2020 (shares in millions):

Issuer Purchases of Equity Securities

			Total Number of
	Total		Shares Purchased as	Approximate Maximum
	Number of	Average	Part of Publicly	Dollar Value of Shares that
	Shares	Price Paid	Announced Plans or	May Yet be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
January 1 — 31	—	$—	—	$1.3 billion
February 1 — 29	2.0	$125.49	2.0	$1.0 billion
March 1 — 31	1.7	$88.84	1.7	$0.9 billion
Total	3.7	$108.92	3.7

In February 2020, we entered into an accelerated share repurchase (“ASR”) agreement to repurchase $313 million of our common stock. At the beginning of the repurchase period, we delivered $313 million cash and received 2.0 million shares based on a stock price of $125.75. The ASR agreement completed in March 2020, at which time we received 0.8 million additional shares based on a final weighted average price of $111.78.

During the first quarter of 2020, we also began repurchasing shares of our common stock in open market transactions in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. This repurchase program ended on March 27, 2020 and we repurchased 0.9 million shares. Cash paid for these share repurchases was $89 million, inclusive of per-share commissions, which represents a weighted average price per share of $99.96.

As of March 31, 2020, the Company has authorization for $918 million of future share repurchases. To enhance our liquidity position in response to COVID-19, we have elected to temporarily suspend additional share repurchases for the foreseeable future. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of 2020 Long Term Incentive Compensation Award Agreement for Senior Leadership Team [Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 25, 2020].

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: May 6, 2020