Form 10-Q
period 2020-06-30
WASTE MANAGEMENT INC
filed 2020-07-30
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 27, 2020 was 422,461,187 (excluding treasury shares of 207,821,274).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,663	$3,561
Accounts receivable, net of allowance for doubtful accounts of $46 and $28, respectively	1,888	1,949
Other receivables, net of allowance for doubtful accounts of $2 and $1, respectively	219	370
Parts and supplies	118	106
Other assets	218	223
Total current assets	5,106	6,209
Property and equipment, net of accumulated depreciation and amortization of $19,031 and $18,657, respectively	12,917	12,893
Goodwill	6,512	6,532
Other intangible assets, net	472	521
Restricted trust and escrow accounts	382	313
Investments in unconsolidated entities	439	483
Other assets	791	792
Total assets	$26,619	$27,743
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$904	$1,065
Accrued liabilities	1,184	1,327
Deferred revenues	494	534
Current portion of long-term debt	3,190	218
Total current liabilities	5,772	3,144
Long-term debt, less current portion	9,598	13,280
Deferred income taxes	1,367	1,407
Landfill and environmental remediation liabilities	2,030	1,930
Other liabilities	959	912
Total liabilities	19,726	20,673
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,040	5,049
Retained earnings	10,795	10,592
Accumulated other comprehensive income (loss)	(41)	(8)
Treasury stock at cost, 208,118,292 and 205,956,366 shares, respectively	(8,909)	(8,571)
Total Waste Management, Inc. stockholders’ equity	6,891	7,068
Noncontrolling interests	2	2
Total equity	6,893	7,070
Total liabilities and equity	$26,619	$27,743

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating revenues	$3,561	$3,946	$7,290	$7,642
Costs and expenses:
Operating	2,180	2,443	4,509	4,741
Selling, general and administrative	377	391	802	800
Depreciation and amortization	414	409	816	775
Restructuring	2	—	2	2
(Gain) loss from divestitures, asset impairments and unusual items, net	61	7	61	7
	3,034	3,250	6,190	6,325
Income from operations	527	696	1,100	1,317
Other income (expense):
Interest expense, net	(119)	(100)	(231)	(196)
Loss on early extinguishment of debt	—	(84)	—	(84)
Equity in net losses of unconsolidated entities	(14)	(16)	(40)	(25)
Other, net	1	1	1	(53)
	(132)	(199)	(270)	(358)
Income before income taxes	395	497	830	959
Income tax expense	88	115	162	230
Consolidated net income	307	382	668	729
Less: Net income (loss) attributable to noncontrolling interests	—	1	—	1
Net income attributable to Waste Management, Inc.	$307	$381	$668	$728
Basic earnings per common share	$0.73	$0.90	$1.58	$1.71
Diluted earnings per common share	$0.72	$0.89	$1.57	$1.70

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Consolidated net income	$307	$382	$668	$729
Other comprehensive income (loss), net of tax:
Derivative instruments, net	3	2	5	4
Available-for-sale securities, net	14	4	5	9
Foreign currency translation adjustments	34	25	(42)	53
Post-retirement benefit obligation, net	(1)	—	(1)	(1)
Other comprehensive income (loss), net of tax	50	31	(33)	65
Comprehensive income	357	413	635	794
Less: Comprehensive loss attributable to noncontrolling interests	—	1	—	1
Comprehensive income attributable to Waste Management, Inc.	$357	$412	$635	$793

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$668	$729
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	816	775
Deferred income tax benefit	(35)	(12)
Interest accretion on landfill liabilities	49	47
Provision for bad debts	36	19
Equity-based compensation expense	23	43
Net gain on disposal of assets	(7)	(5)
(Gain) loss from divestitures, asset impairments and other, net	68	78
Equity in net losses of unconsolidated entities, net of dividends	33	25
Loss on early extinguishment of debt	—	84
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	185	19
Other current assets	(1)	(5)
Other assets	14	4
Accounts payable and accrued liabilities	(171)	127
Deferred revenues and other liabilities	(57)	(28)
Net cash provided by operating activities	1,621	1,900
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1)	(440)
Capital expenditures	(895)	(1,049)
Proceeds from divestitures of businesses and other assets (net of cash divested)	15	20
Other, net	(37)	(96)
Net cash used in investing activities	(918)	(1,565)
Cash flows from financing activities:
New borrowings	—	3,971
Debt repayments	(705)	(385)
Premiums paid on early extinguishment of debt	—	(84)
Net commercial paper borrowings (repayments)	—	(1,001)
Common stock repurchase program	(402)	(248)
Cash dividends	(466)	(440)
Exercise of common stock options	42	45
Tax payments associated with equity-based compensation transactions	(34)	(30)
Other, net	(10)	(6)
Net cash (used in) provided by financing activities	(1,575)	1,822
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(3)	2
Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(875)	2,159
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	3,647	183
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$2,772	$2,342

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$2,663	$2,250
Restricted cash and cash equivalents included in other current assets	41	18
Restricted cash and cash equivalents included in restricted trust and escrow accounts	68	74
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$2,772	$2,342

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Three Months Ended June 30:
2020
Balance, March 31, 2020	$6,745	630,282	$6	$5,026	$10,718	$(91)	(208,287)	$(8,916)	$2
Consolidated net income	307	—	—	—	307	—	—	—	—
Other comprehensive income (loss), net of tax	50	—	—	—	—	50	—	—	—
Cash dividends declared of $0.545 per common share	(230)	—	—	—	(230)	—	—	—	—
Equity-based compensation transactions, net	21	—	—	14	—	—	169	7	—
Common stock repurchase program	—	—	—	—	—	—	—	—	—
Other, net	—	—	—	—	—	—	—	—	—
Balance, June 30, 2020	$6,893	630,282	$6	$5,040	$10,795	$(41)	(208,118)	$(8,909)	$2

2019
Balance, March 31, 2019	$6,417	630,282	$6	$4,978	$9,924	$(53)	(205,556)	$(8,440)	$2
Consolidated net income	382	—	—	—	381	—	—	—	1
Other comprehensive income (loss), net of tax	31	—	—	—	—	31	—	—	—
Cash dividends declared of $0.5125 per common share	(217)	—	—	—	(217)	—	—	—	—
Equity-based compensation transactions, net	36	—	—	20	—	—	387	16	—
Common stock repurchase program	(180)	—	—	(36)	—	—	(1,314)	(144)	—
Other, net	(2)	—	—	—	—	—	1	—	(2)
Balance, June 30, 2019	$6,467	630,282	$6	$4,962	$10,088	$(22)	(206,482)	$(8,568)	$1

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Six Months Ended June 30:
2020
Balance, December 31, 2019	$7,070	630,282	$6	$5,049	$10,592	$(8)	(205,956)	$(8,571)	$2
Adoption of new accounting standard	(2)	—	—	—	(2)	—	—	—	—
Consolidated net income	668	—	—	—	668	—	—	—	—
Other comprehensive income (loss), net of tax	(33)	—	—	—	—	(33)	—	—	—
Cash dividends declared of $1.09 per common share	(466)	—	—	—	(466)	—	—	—	—
Equity-based compensation transactions, net	58	—	—	(9)	3	—	1,523	64	—
Common stock repurchase program	(402)	—	—	—	—	—	(3,687)	(402)	—
Other, net	—	—	—	—	—	—	2	—	—
Balance, June 30, 2020	$6,893	630,282	$6	$5,040	$10,795	$(41)	(208,118)	$(8,909)	$2

2019
Balance, December 31, 2018	$6,276	630,282	$6	$4,993	$9,797	$(87)	(206,299)	$(8,434)	$1
Consolidated net income	729	—	—	—	728	—	—	—	1
Other comprehensive income (loss), net of tax	65	—	—	—	—	65	—	—	—
Cash dividends declared of $1.025 per common share	(440)	—	—	—	(440)	—	—	—	—
Equity-based compensation transactions, net	82	—	—	5	3	—	1,808	74	—
Common stock repurchase program	(244)	—	—	(36)	—	—	(1,993)	(208)	—
Other, net	(1)	—	—	—	—	—	2	—	(1)
Balance, June 30, 2019	$6,467	630,282	$6	$4,962	$10,088	$(22)	(206,482)	$(8,568)	$1

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

The Condensed Consolidated Financial Statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of June 30, 2020 and December 31, 2019, we had $159 million and $153 million, respectively, of deferred contract costs, of which $117 million at each date was related to deferred sales incentives. During the three and six months ended June 30, 2020, we amortized $6 million and $11 million of sales incentives to selling, general and administrative expense, and $3 million and $5 million of other contract acquisition costs as a reduction in revenue, respectively. During the three and six months ended June 30, 2019, we amortized $6 million and $11 million of sales incentives to selling, general and administrative expense, and $5 million and $11 million of other contract acquisition costs as a reduction in revenue, respectively.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

doubtful accounts, represents the estimated net realizable value. Past-due receivable balances are written off when our internal collection efforts have been unsuccessful. Also, we recognize interest income on long-term interest-bearing notes receivable as the interest accrues under the terms of the notes. We no longer accrue interest once the notes are deemed uncollectible.

For trade receivables the Company relies upon, among other factors, historical loss trends, the age of outstanding receivables, and existing as well as expected economic conditions. Due to the adoption of ASU 2016-13, we recognized a $1 million pre-tax decrease to our allowance for doubtful accounts on trade receivables. We determined that all of our trade receivables share similar risk characteristics. We monitor our credit exposure on an ongoing basis and assess whether assets in the pool continue to display similar risk characteristics.

In January 2020, a novel strain of coronavirus (“COVID-19”) was declared a Public Health Emergency of International Concern and subsequently declared a global pandemic in March 2020. Throughout the COVID-19 pandemic, the Company has proactively taken steps to put our employees’ and customers’ needs first and we continue to work with the appropriate regulatory agencies to ensure we can provide our essential waste services safely and efficiently. With this in mind, we have extended payment terms and postponed discontinuing service for customers who have been negatively impacted by the COVID-19 pandemic which has contributed to an increase in the aging of outstanding balances.

As of June 30, 2020, we had $1,888 million of trade receivables, net of allowance of $46 million. The allowance for doubtful accounts has increased by $18 million during 2020, largely due to the COVID-19 pandemic. Based on an aging analysis as of June 30, 2020, approximately 85% of our trade receivables were outstanding less than 60 days.

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the six months ended June 30 (in millions):

	2020	2019
Balance as of January 1,	$28	$29
Adoption of new accounting standard	(1)	—
Additions charged to expense	36	19
Accounts written-off, net of recoveries	(16)	(23)
Acquisitions, divestitures and other, net	(1)	3
Balance as of June 30,	$46	$28

For other receivables as well as loans and other instruments, the Company relies primarily on credit ratings and associated default rates based on the maturity of the instrument. All receivables, as well as other instruments, are adjusted for our expectation of future market conditions and trends. Due to the adoption of ASU 2016-13, we recognized a $4 million pre-tax increase to our allowance for doubtful accounts on notes and other receivables. As of June 30, 2020, we had $386 million of notes and other receivables, net of allowance of $4 million. Based on an aging analysis as of June 30, 2020, approximately 55% of our other receivables were due within 12 months or less.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantor Financial Information — In March 2020, the SEC adopted final rules that simplify the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities (which we previously included within the notes to our financial statements included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q) if certain conditions are met. The disclosure requirements, as amended, are now located in newly-created Rules 13-01 and 13-02 of Regulation S-X and are generally effective for filings on or after January 4, 2021, with early adoption permitted. We early adopted the new disclosure requirements effective as of April 1, 2020 and are providing the summarized financial information and related disclosures in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation and are not material to our consolidated financial statements.

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	June 30, 2020			December 31, 2019
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$108	$26	$134	$138	$27	$165
Long-term	1,814	216	2,030	1,717	213	1,930
	$1,922	$242	$2,164	$1,855	$240	$2,095

The changes to landfill and environmental remediation liabilities for the six months ended June 30, 2020 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2019	$1,855	$240
Obligations incurred and capitalized	40	—
Obligations settled	(47)	(11)
Interest accretion	49	1
Revisions in estimates and interest rate assumptions (a) (b)	27	12
Acquisitions, divestitures and other adjustments	(2)	—
June 30, 2020	$1,922	$242
(a)	The amount reported for our landfill liabilities includes (i) a $10 million increase in estimated construction costs for capping at certain landfills and (ii) an increase of $8 million due to a business decision to close one of our landfills, which resulted in the acceleration of the expected timing of capping, closure and post-closure activities. This business decision also resulted in an impairment that is discussed in Note 9.
(b)	The amount reported for our environmental remediation liabilities includes an increase of $12 million due to a decrease in the risk-free discount rate used to measure our liabilities from 1.75% at December 31, 2019 to 0.75% at June 30, 2020.

At several of our landfills, we provide financial assurance by depositing cash into restricted trust funds or escrow accounts for purposes of settling final capping, closure, post-closure and environmental remediation obligations.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, these trust funds are established to comply with statutory requirements and operating agreements. See Note 13 for additional information related to these trusts.

3.    Debt and Interest Rate Derivatives

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of June 30, 2020:

	June 30,	December 31,
	2020	2019
Senior notes, maturing through 2049, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 3.9% as of June 30, 2020 and December 31, 2019)	$9,365	$9,965
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	368	385
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.1% to 4.3% (weighted average interest rate of 2.1% as of June 30, 2020 and 2.3% as of December 31, 2019)	2,471	2,523
Financing leases and other, maturing through 2071, weighted average interest rate of 4.75%	664	710
Debt issuance costs, discounts and other	(80)	(85)
	12,788	13,498
Current portion of long-term debt	3,190	218
	$9,598	$13,280

Debt Classification

May 2019 Senior Notes — As of June 30, 2020, we had $3.0 billion of senior notes due 2024, 2026, 2029 and 2039 with a special mandatory redemption feature (the “SMR Notes”). The SMR Notes were issued in May 2019 with the intention of paying a portion of the consideration related to our pending acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”), which is discussed further in Note 8. Pursuant to the terms of the SMR Notes, we were required to redeem all of such outstanding notes equal to 101% of the aggregate principal amounts of such notes, plus accrued but unpaid interest, as a result of the acquisition not being completed by July 14, 2020. Accordingly, on July 15, 2020, the Company provided notice of the special mandatory redemption, and the redemption was completed on July 20, 2020. As of June 30, 2020, we classified the SMR Notes, net of $22 million of related unamortized discounts and deferred issuance costs, as current obligations.

Other Debt — As of June 30, 2020, in addition to the SMR Notes, net of $22 million of related unamortized discounts and deferred issuance costs, discussed above, we had $1.3 billion of debt maturing within the next 12 months, including (i) $400 million of 4.60% senior notes that mature in March 2021; (ii) $734 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iii) $212 million of other debt with scheduled maturities within the next 12 months, including $106 million of tax-exempt bonds. As of June 30, 2020, we have classified $1.1 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $212 million is classified as current obligations.

As of June 30, 2020, we also had $108 million of variable-rate tax-exempt bonds with long-term scheduled maturities supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have classified the $108 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Condensed Consolidated Balance Sheet as of June 30, 2020.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of June 30, 2020, we had no outstanding borrowings under this facility. We had $362 million of letters of credit issued which were supported by this facility, leaving unused and available credit capacity of $3.1 billion as of June 30, 2020. WM Holdings, a wholly-owned subsidiary of WM, guarantees all of the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of June 30, 2020, we had no outstanding borrowings under our commercial paper program.

Other Letter of Credit Facilities — As of June 30, 2020, we utilized $528 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through June 2021.

Debt Borrowings and Repayments

Senior Notes — During the six months ended June 30, 2020, we repaid $600 million of 4.75% senior notes that matured in June 2020 with available cash.

Canadian Senior Notes — The $17 million decrease during the six months ended June 30, 2020 is due to decreases in the Canadian currency translation rate.

Tax-Exempt Bonds — During the six months ended June 30, 2020, we repaid $52 million of our tax-exempt bonds with available cash.

Financing Leases and Other — The decrease during the six months ended June 30, 2020 is due to $53 million of cash repayments primarily related to our federal low-income housing investments, financing leases and other obligations, partially offset by an increase of $7 million associated with non-cash financing arrangements.

Interest Rate Derivatives

During the first half of 2020, we entered into treasury rate locks with a total notional value of $400 million to secure an underlying interest rate in anticipation of a debt issuance previously anticipated in the second quarter of 2020. We designated our treasury locks as cash flow hedges. In June 2020, we terminated these treasury rate locks and upon termination received $1 million in cash. We are now evaluating a potential debt issuance to occur during the second half of the year, subject to market conditions and other considerations. As we currently believe that a debt issuance in 2020 is still probable to occur, the gain associated with these treasury rate locks has been deferred as a component of “Accumulated other comprehensive income” and will be amortized to interest expense over the debt term once the issuance occurs.

All financial statement impacts associated with these financial hedges were immaterial as of and for the three and six months ended June 30, 2020. There was no significant ineffectiveness associated with our cash flow hedges during the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three or six months ended June 30, 2020. Refer to Note 10 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

4.    Income Taxes

Our effective income tax rate was 22.2% and 19.5% for the three and six months ended June 30, 2020, respectively, compared with 23.3% and 24.0% for the three and six months ended June 30, 2019, respectively. The decrease in our effective income tax rate when comparing the current and prior year periods was primarily driven by (i) a decrease in pre-tax income in 2020, which increased the effective tax rate impact of our federal tax credits, and to a lesser extent; (ii) $52 million non-cash impairment charge recognized in 2019 that was not deductible for tax purposes and (iii) excess tax benefits associated with equity-based compensation, which were slightly higher in 2020 than in the prior year. These items are discussed further below. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

Investments Qualifying for Federal Tax Credits — We have significant financial interests in entities established to invest in and manage low-income housing properties. We support the operations of these entities in exchange for a pro-rata share of the tax credits they generate. The low-income housing investments qualify for federal tax credits that we expect to realize through 2030 under Section 42 or Section 45D of the Internal Revenue Code. We also held a residual financial interest in an entity that owns a refined coal facility that qualified for federal tax credits under Section 45 of the Internal Revenue Code through 2019. The entity sold the majority of its assets in the first quarter of 2020, which resulted in a $7 million non-cash impairment of our investment at that time. We account for our investments in these entities using the equity method of accounting, recognizing our share of each entity’s results of operations and other reductions in the value of our investments in equity in net losses of unconsolidated entities within our Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2020, we recognized $17 million and $43 million (including the $7 million impairment of the refined coal facility noted above for the six-month period) of net losses and a reduction in our income tax expense of $17 million and $41 million, respectively, primarily due to tax credits realized from these investments. In addition, during the three and six months ended June 30, 2020, we recognized interest expense of $3 million and $6 million, respectively, associated with our investments in low-income housing properties.

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

Equity-Based Compensation — During the three and six months ended June 30, 2020, we recognized a reduction in income tax expense of $2 million and $23 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards compared with $5 million and $17 million, respectively, for the comparable prior year periods.

Tax Implications of Impairments — We recognized a $52 million non-cash impairment charge in the first quarter of 2019 which was not deductible for tax purposes. The non-cash impairment charges recognized during the three and six months ended June 30, 2020 are deductible for tax purposes. See Note 9 for additional information related to the impairments.

Recent Legislation — On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions,

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

none of which directly affected our income tax expense for the three and six months ended June 30, 2020 or are expected to have a material impact on our income tax expense in future reporting periods. The Company is evaluating the impact of the CARES Act and expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020.

5.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Number of common shares outstanding at end of period	422.2	423.8	422.2	423.8
Effect of using weighted average common shares outstanding	0.1	1.0	1.0	0.8
Weighted average basic common shares outstanding	422.3	424.8	423.2	424.6
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.6	2.7	1.9	2.6
Weighted average diluted common shares outstanding	423.9	427.5	425.1	427.2
Potentially issuable shares	6.5	7.2	6.5	7.2
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2.1	1.1	2.1	1.9

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

As of June 30, 2020, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover certain market value losses for certain properties adjacent to or near 18 of our landfills. Additionally, in connection with the divestiture of our Wheelabrator business in 2014, we agreed to continue providing guarantees of certain of its operational and financial performance obligations. During the second quarter of 2020, we were released from the last outstanding guarantee and all outstanding guarantees have now been returned, replaced or expired by their terms. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing, and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, and we do not expect the financial impact of operational and financial performance guarantees to materially exceed the recorded fair value.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $145 million higher than the $242 million recorded in the Condensed Consolidated Balance Sheet as of June 30, 2020. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of June 30, 2020, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site. Allocation of responsibility among the PRPs for the proposed remedy has not been established. As of June 30, 2020 and December 31, 2019, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs was $56 million. MIMC’s ultimate liability could be materially different from current estimates.

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

On July 10, 2013, the EPA issued a Notice of Violation ("NOV") to Waste Management of Wisconsin, Inc., an indirect wholly-owned subsidiary of WM, alleging violations of the Resource Conservation and Recovery Act concerning acceptance of certain waste that was not permitted to be disposed of at the Metro Recycling & Disposal Facility in Franklin, Wisconsin. The parties have agreed to resolve this matter through payment of a penalty, implementation of additional monitoring activities and revisions to waste acceptance protocols at the facility. The related Consent Decree is expected to become final in the third quarter of 2020. The outcome of this matter will not be material to the Company’s business, financial condition, results of operations or cash flows.

On November 25, 2019, the Georgia Department of Natural Resources, Environmental Protection Division, issued an NOV to Waste Management of Metro Atlanta, Inc., an indirect wholly-owned subsidiary of WM. The NOV alleges violations of Georgia environmental statutes and the related permits for Pine Bluff Landfill resulting from slope stability concerns at the landfill that are being remediated. On June 11, 2020, the parties resolved the matter through a Consent Order requiring payment of a penalty and the implementation of additional corrective actions, monitoring and reporting at the landfill. The outcome of this matter is not material to the Company’s business, financial condition, results of operations or cash flows.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tier 1 is comprised of our operations across the Southern U.S., with the exception of the Southern California Area and the Florida Area, and also includes the New England Area and the tri-state Area of Michigan, Indiana and Ohio. Tier 2 includes California, Canada, and the Wisconsin and Minnesota Area. Tier 3 encompasses all the remaining operations including the Pacific Northwest, the Mid-Atlantic region of the U.S., the Florida Area, and the Illinois and Missouri Valley Area.

The operating segments not evaluated and overseen through the 17 Areas are presented herein as “Other” as these operating segments do not meet the criteria to be aggregated with other operating segments and do not meet the quantitative criteria to be separately reported.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(c)	Revenues	Operations(d)
Three Months Ended June 30:
2020
Solid Waste:
Tier 1	$1,418	$(271)	$1,147	$316
Tier 2	897	(190)	707	182
Tier 3	1,453	(275)	1,178	222
Solid Waste	3,768	(736)	3,032	720
Other (a)	554	(25)	529	(10)
	4,322	(761)	3,561	710
Corporate and Other (b)	—	—	—	(183)
Total	$4,322	$(761)	$3,561	$527

2019
Solid Waste:
Tier 1	$1,573	$(293)	$1,280	$434
Tier 2	995	(199)	796	230
Tier 3	1,631	(311)	1,320	282
Solid Waste	4,199	(803)	3,396	946
Other (a)	580	(30)	550	(49)
	4,779	(833)	3,946	897
Corporate and Other (b)	—	—	—	(201)
Total	$4,779	$(833)	$3,946	$696

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(c)	Revenues	Operations(d)
Six Months Ended June 30:
2020
Solid Waste:
Tier 1	$2,921	$(551)	$2,370	$709
Tier 2	1,829	(388)	1,441	370
Tier 3	2,994	(569)	2,425	486
Solid Waste	7,744	(1,508)	6,236	1,565
Other (a)	1,108	(54)	1,054	(35)
	8,852	(1,562)	7,290	1,530
Corporate and Other (b)	—	—	—	(430)
Total	$8,852	$(1,562)	$7,290	$1,100

2019
Solid Waste:
Tier 1	$3,026	$(558)	$2,468	$832
Tier 2	1,899	(381)	1,518	430
Tier 3	3,139	(590)	2,549	552
Solid Waste	8,064	(1,529)	6,535	1,814
Other (a)	1,168	(61)	1,107	(67)
	9,232	(1,590)	7,642	1,747
Corporate and Other (b)	—	—	—	(430)
Total	$9,232	$(1,590)	$7,642	$1,317
(a)	“Other” includes (i) our Strategic Business Solutions (“WMSBS”) organization; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental Services (“EES”) and WM Renewable Energy organizations that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	Corporate operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.
(c)	Intercompany operating revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(d)	Income from operations provided by our Solid Waste business is generally indicative of the margins provided by our collection, landfill, transfer and recycling lines of business. From time to time, the operating results of our reportable segments are significantly affected by certain transactions or events that management believes are not indicative or representative of our results. In 2020, we revised allocations between our segments including (i) the discontinuation of certain allocations from Corporate and Other to Solid Waste and (ii) allocating certain insurance costs from Other to Solid Waste. Reclassifications have been made to our prior period information for comparability purposes.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of 2020, we recognized $61 million of non-cash impairment charges, including $41 million related to our energy services assets in our Tier 1 segment. Refer to Note 9 for additional information. Our 2020 operating results were also negatively impacted by revenue declines in our landfill, industrial and commercial collection businesses beginning in March 2020 as a result of the COVID-19 pandemic.

The mix of operating revenues from our major lines of business are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Commercial	$928	$1,052	$1,991	$2,078
Residential	657	655	1,307	1,295
Industrial	625	744	1,318	1,424
Other collection	115	122	227	231
Total collection	2,325	2,573	4,843	5,028
Landfill	874	1,023	1,761	1,887
Transfer	439	474	880	886
Recycling	275	264	529	555
Other (a)	409	445	839	876
Intercompany (b)	(761)	(833)	(1,562)	(1,590)
Total	$3,561	$3,946	$7,290	$7,642
(a)	The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Activity related to collection, landfill, transfer and recycling within “Other” has been reclassified to the appropriate line of business for purposes of the presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

Fluctuations in our operating results may be caused by many factors, including period-to-period changes in the relative contribution of revenue by each line of business, changes in commodity prices and general economic conditions. Typically, our revenues and income from operations reflect seasonal patterns. Our operating revenues tend to be somewhat higher in summer months, primarily due to the higher construction and demolition waste volumes. The volumes of industrial and residential waste in certain regions where we operate also tend to increase during the summer months.

Our 2020 operating results were negatively impacted by COVID-19, as volumes declined beginning in March 2020 and continued through the second quarter in our landfill, industrial and commercial collection businesses, due to steps taken by national and local governments to slow the spread of the virus, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. For customers negatively impacted by the COVID-19 pandemic, we have proactively waived and suspended certain ancillary service charges, deferred certain annual price increases, extended payment terms and adjusted customer service levels. Additionally, for qualifying small and medium businesses, we have provided customers with one-month of free service upon re-opening. While the customer-centric steps have also contributed to this revenue decline, these impacts have been relatively immaterial.

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

8.    Acquisitions

Pending Acquisition

Advanced Disposal — On April 14, 2019, we entered into an Agreement and Plan of Merger to acquire all outstanding shares of Advanced Disposal for $33.15 per share in cash, representing a total enterprise value at the time of $4.9 billion when including approximately $1.9 billion of Advanced Disposal’s net debt. On June 24, 2020, we entered into an amendment to the Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which a subsidiary of WM will acquire all outstanding shares of Advanced Disposal for $30.30 per share in cash, representing a total enterprise value of $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt. Advanced Disposal’s solid waste network includes 95 collection operations, 73 transfer stations, 41 owned or operated landfills and 22 owned or operated recycling facilities. We currently expect the acquisition to close by the end of the third quarter of 2020. The Merger Agreement provides that the Company and Advanced Disposal will have a mutual right to terminate the Merger Agreement after September 30, 2020 if the closing has not occurred, and that date will automatically extend to November 30, 2020 under certain circumstances.

On June 24, 2020, we also announced that we and Advanced Disposal have entered into an agreement, whereby GFL Environmental will acquire a combination of assets from us and Advanced Disposal for $835 million to address substantially all of the divestitures expected to be required by the U.S. Department of Justice in connection with the Advanced Disposal acquisition. As with the Advanced Disposal acquisition, the sale of assets to GFL Environmental remains subject to clearance from the U.S. Department of Justice and is also conditioned on the closing of our acquisition of Advanced Disposal.

2019 Acquisition

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

The acquisition was funded with borrowings under our commercial paper program and the acquisition accounting for this transaction was finalized in 2019. The operating results of the acquired business did not have a material impact to our consolidated financial statements for the periods presented herein. Given the significant change in energy market dynamics from the time of the acquisition, we have seen a decline in the fair value of certain of these assets from the time of acquisition. The impairment recognized during the three months ended June 30, 2020 is discussed further in Note 9.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the second quarter of 2020, we recognized non-cash impairment charges of $61 million primarily related to the following:

Energy Services Asset Impairments— During the second quarter of 2020, the Company tested the recoverability of certain energy services assets in our Tier 1 segment. Indicators of impairment included (i) the sharp downturn in oil demand that has led to a significant decline in oil prices and production activities, which we project will have long-term impacts on the utilization of our assets and (ii) significant shifts in our business, including increases in competition and customers choosing to bury waste on site versus in a landfill, reducing our revenue outlook. The Company determined that the carrying amount of the asset group was not fully recoverable. As a result, we recognized $41 million of non-cash impairment charges primarily related to two landfills and an oil field waste injection facility in our Tier 1 segment. We wrote down the net book value of these assets to their estimated fair value using an income approach based on estimated future cash flow projections (Level 3). The aggregate fair value of the impaired asset group was $8 million as of June 30, 2020. The Company tested the recoverability of an additional $239 million in energy services assets and determined that the carrying amount was recoverable as of June 30, 2020.

Other Impairments — In addition to the energy services impairments noted above, we recognized a $20 million non-cash impairment charge in our Tier 3 segment due to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace, which was considered an impairment indicator. As the carrying value was not recoverable, we wrote off the entire net book value of the asset using an income approach based on estimated future cash flow projections (Level 3). The impairment charge was comprised of $12 million related to the carrying value of the asset and $8 million related to the acceleration of the expected timing of capping, closure and post-closure activities, which is discussed further in Note 2.

Equity in Net Losses of Unconsolidated Entities

During the first quarter of 2020, we recorded a non-cash impairment charge of $7 million related to our investment in a refined coal facility which is discussed further in Notes 4 and 13. The fair value of our investment was not readily determinable; thus, we determined the fair value using management assumptions pertaining to investment value (Level 3).

Other, Net

During the first quarter of 2019, we recognized a $52 million non-cash impairment charge related to our minority-owned investment in a waste conversion technology business. We wrote down our investment to its estimated fair value as the result of a third-party investor’s transactions in these securities. The fair value of our investment was not readily determinable; thus, we determined the fair value utilizing a combination of quoted price inputs for the equity in our investment (Level 2) and certain management assumptions pertaining to investment value (Level 3).

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments(a)	Obligations	Total
December 31, 2019	$(24)	$38	$(21)	$(1)	$(8)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0, $2, $0 and $0, respectively	1	5	(42)	—	(36)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $1, $0, $0 and $0, respectively	4	—	—	(1)	3
Net current period other comprehensive income (loss)	5	5	(42)	(1)	(33)
June 30, 2020	$(19)	$43	$(63)	$(2)	$(41)
(a)	Foreign currency translation adjustments were impacted by a decrease in the Canadian/U.S. dollar exchange rate from 0.7698 at December 31, 2019 to 0.7366 at June 30, 2020.

We had interest rate derivatives outstanding during the first half of 2020, which were classified as a cash flow hedges and are discussed further in Note 3. In June 2020, we terminated these treasury rate locks and received $1 million in cash. We are now evaluating a potential debt issuance to occur during the second half of the year, subject to market conditions and other considerations. As we currently believe that a debt issuance in 2020 is still probable to occur, the gain associated with these treasury rate locks has been deferred as a component of “Accumulated other comprehensive income” and will be amortized to interest expense over the debt term once the issuance occurs. We had no active derivatives outstanding during 2019. Amounts reclassified out of accumulated other comprehensive income (loss) associated with our previously terminated cash flow hedges were not material for the periods presented.

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

As of June 30, 2020, the Company has authorization for $918 million of future share repurchases. To enhance our liquidity position in response to COVID-19, we elected to temporarily suspend additional share repurchases for the foreseeable future. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	June 30,	December 31,
	2020	2019
Fair Value Measurements Using:
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$2,616	$3,527
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	397	350
Significant unobservable inputs (Level 3):
Redeemable preferred stock (b)	49	49
Total Assets	$3,062	$3,926
(a)	Our available-for-sale securities generally mature over the next nine years.
(b)	When available, Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions.

See Note 9 for information related to our nonrecurring fair value measurements and the impact of impairments.

Fair Value of Debt

As of June 30, 2020 and December 31, 2019, the carrying value of our debt was $12.8 billion and $13.5 billion, respectively. The estimated fair value of our debt was approximately $13.9 billion and $14.5 billion as of June 30, 2020 and December 31, 2019, respectively.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. Furthermore, the fair value of debt instruments measured as of June 30, 2020 is particularly susceptible to variability from future measurements of fair value given elevated volatility in key market factors due to the impact the COVID-19 pandemic is having on financial markets. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of June 30, 2020 and December 31, 2019. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

13.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Low-Income Housing Properties and Refined Coal Facility Investments

We do not consolidate our investments in entities established to manage low-income housing properties and a refined coal facility because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $260 million and $309 million as of June 30, 2020 and December 31, 2019, respectively. The debt balance related to our investments in low-income housing properties was $240 million and $269 million as of June 30, 2020 and December 31, 2019, respectively. During the first quarter of 2020, the entity which holds the investment in the refined coal facility sold the majority of its assets, which resulted in a $7 million non-cash impairment of our investment. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $99 million and $101 million as of June 30, 2020 and December 31, 2019, respectively.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $110 million and $109 million as of June 30, 2020 and December 31, 2019, respectively.

14.  Subsequent Events

On July 20, 2020, we fulfilled our redemption obligations with respect to the SMR Notes using available cash on hand and, to a lesser extent, commercial paper borrowings. The cash paid includes the $3.0 billion principal amount of debt redeemed, $30 million of related premiums and $8 million of accrued interest. As of June 30, 2020, we had approximately $22 million of unamortized discounts and deferred issuance costs related to the SMR Notes. The $30 million of premiums paid and $22 million of unamortized discounts and deferred issuance costs will be included in the calculation of our expected loss on early extinguishment of debt in our Consolidated Statement of Operations in the third quarter of 2020.

On July 28, 2020, we entered into a supplemental 364-day, $3.0 billion U.S. revolving credit facility maturing July 27, 2021, which will be used for general corporate purposes, including funding a portion of the Advanced Disposal acquisition and refinancing of indebtedness, and to provide working capital. The facility provides the Company the option to convert outstanding balances into a term loan maturing no later than the first anniversary of the maturity date, subject to the payment of a fee and notifying the administrative agent at least 15 days prior to the original maturity date. WM Holdings, a wholly-owned subsidiary of WM, guarantees all the obligations under the $3.0 billion revolving credit facility. The rates we pay for outstanding loans are generally based on LIBOR, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR ranges from 1.0% to 1.3%. Based on our current ratings, the rate which we expect to pay will be LIBOR plus 1.225%.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to, increased competition; pricing actions; failure to implement our optimization, growth, and cost savings initiatives and overall business strategy; failure to identify acquisition targets and negotiate attractive terms; failure to consummate or integrate the acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”) or other acquisitions; failure to obtain the results anticipated from the acquisition of Advanced Disposal or other acquisitions; environmental and other regulations, including developments related to emerging contaminants and renewable fuel; commodity price fluctuations; international trade restrictions; weakness in general economic conditions and capital markets; public health risk and other impacts of COVID-19 or similar pandemic conditions, including increased costs, social and commercial disruption, service reductions and other adverse effects on our business, financial condition, results of operations and cash flows; failure to obtain and maintain necessary permits; disposal alternatives and waste diversion; declining waste volumes; failure to develop and protect new technology; failure of technology to perform as expected, including implementation of a new enterprise resource planning system; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; significant environmental or other incidents resulting in liabilities and brand damage; significant storms and destructive events influenced by climate change; labor disruptions; impairment charges; negative outcomes of litigation or governmental proceedings and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1A. Risk Factors, included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this quarterly report on Form 10-Q for the quarter ended June 30, 2020. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

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

COVID-19 Update

In January 2020, a novel strain of coronavirus (“COVID-19”) was declared a Public Health Emergency of International Concern and was subsequently declared a global pandemic in March 2020. We have contingency plans in place to ensure continuity of operations at our collection sites, transfer stations, landfills and recycling facilities. These plans ensure that we are in compliance with federal, state, provincial and local rules. Key elements of our business continuity plan have been executed consistently across the organization. Our safety team has medical experts and industrial hygienists that are continuously monitoring and incorporating guidance from the Centers for Disease Control and Prevention and other relevant authorities. To date our existing personal protective equipment, hygiene and operating procedures comply with guidelines established to protect our employees from additional risks associated with COVID-19.

The COVID-19 pandemic and related measures have had a significant adverse impact on many sectors of the economy. Waste Management provides essential services to a diverse customer base and, as a result, many elements of our business are less exposed to variability. Despite these favorable attributes of our business model, we expect the impacts of COVID-19 on our business to continue to be significant for the remainder of the year.

COVID-19 began to impact our business in mid-March 2020, the results of which are described in detail under Results of Operations below. The challenges posed by the COVID-19 pandemic on the global economy increased rapidly at the end of the first quarter of 2020 and have continued through the date of this report, impacting our business in most geographies and across a variety of our customer types. Steps taken by national and local governments to slow the spread of the virus, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing resulted in revenue declines at our landfills, as well as decreased demand from our industrial and commercial collection customers. Additionally, the cost to service our residential customers increased as stay-at-home orders and continuing work-from-home trends have increased the waste we collect in this line of business. With many government bodies taking steps to re-open communities and the economy, we started to see business activity and waste volumes increase from the lowest levels observed in April 2020. The landfill and commercial and industrial collection volume increases that followed the re-openings have been robust, but gradual, and our volumes continue to be meaningfully below prior year. Further, with some cities and states pausing or reversing re-openings, these improving volume trends may reverse in the near term.

The Company has proactively taken steps to put our employees’ and customers’ needs first and we continue to work with the appropriate regulatory agencies to ensure we can provide our essential services safely and efficiently. These efforts are, in some instances, reducing short-term revenues or increasing our costs, though they are sound decisions that reflect our focus on the long-term strength of our business. Examples of these efforts include:

Employees — We have prioritized the health, safety and financial security of our workforce. Key steps include: transitioning back-office employees to work-from-home, providing financial certainty to employees by guaranteeing all full-time hourly employees compensation for a 40-hour work week regardless of service decreases, securing additional personal protective equipment to bolster the safety and security of our workplaces and guaranteeing elements of incentive compensation to certain employees to reflect our appreciation for their dedication and focus on executing well in the face of the pandemic.

Customers — Our top priority with respect to our customers has been ensuring that our customers’ essential waste service needs continue to be safely met in spite of the unprecedented changes encountered in their communities. For customers impacted by the COVID-19 pandemic, we have proactively waived and suspended certain ancillary service charges, deferred certain annual price increases, extended payment terms and adjusted customer service levels. Additionally, for qualifying small and medium businesses, we have provided customers with one-month of free service upon re-opening.

The above steps combined with our disciplined execution in our daily operations have positioned the Company to prudently manage the challenges presented by the COVID-19 pandemic. The fundamentals of the Company remain strong and we believe we have sufficient liquidity on hand to continue business operations during this volatile period. We estimate that COVID-19 has had the following notable impacts on our results of operations for the three- and six-month periods ended June 30, 2020:

Revenues — During the three and six months ended June 30, 2020, we experienced a negative impact to revenue of approximately $400 million and $440 million, respectively, that we attribute to reductions in customers’ waste service needs as a result of COVID-19. While the customer-centric steps discussed above and business closures have also contributed to this revenue decline, these impacts have been relatively immaterial.

Operating Expenses — Volume-driven revenue declines led to a significant reduction in certain variable operating expenses, including labor costs where we focused on reducing overtime hours and operating efficiently by adapting our routes for the lower volumes in our industrial and commercial collection lines of business. The reductions in most operating expense categories during the reported periods are directly related to proactive steps taken to manage our variable costs in the declining volume environment. The revenue declines due to the COVID-19 pandemic have had a greater impact on our higher margin business lines, which negatively impacted operating costs as a percentage of revenues for certain cost categories. In spite of this, our proactive cost management efforts have positioned us to reduce our overall operating expenses as a percentage of revenues when compared with the prior year. These cost decreases have been partially offset by the impacts of (i) the 40-hour work week guarantee and (ii) increases in container weights in our residential collection line of business, which increased our overall cost to serve these customers.

Selling, General and Administrative Expenses — Our increase in the provision for bad debts of $12 million and $17 million for the three and six months ended June 30, 2020, respectively, is due in large part to negative impacts on customer receipts we have experienced and expect to continue to experience due to the COVID-19 pandemic. Additionally, we incurred $8 million and $14 million of costs during the three and six months ended June 30, 2020, respectively, primarily for (i) technology related costs as a result of our initiative to transition back-office employees to a work-from-home environment and (ii) costs incurred from guaranteeing elements of incentive compensation to certain employees.

The ultimate impacts of COVID-19 on our long-term outlook for the business will depend on future developments, including the duration of the pandemic and pace of economic recovery. These factors and their impacts on our business, financial condition, results of operations and cash flows are uncertain and cannot be predicted at this time. We remain focused on the diligent and safe execution of our daily operations, but are also now focused on the longer term to ensure that we come out of this pandemic a stronger, more differentiated company.

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

Despite some industry consolidation in recent years, we encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, service quality, customer experience and breadth of service offerings. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction starts. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions, including the impact of COVID-19, can and have caused customers to reduce their service needs. Such negative economic conditions, in addition to competitor actions, can and have made it more challenging to implement our pricing strategy and negotiate, renew or expand service contracts with acceptable margins. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume. Volume changes can vary dramatically by line of business and decreases in volumes in higher margin businesses, such as what we have seen with COVID-19, can impact key financial metrics, particularly operating expense as a percentage of revenue. In this type of environment, we must dynamically manage our cost structure.

Our financial results for the three and six months ended June 30, 2020 reflect declines in our collection and disposal lines of business as a result of the negative impacts of COVID-19. These impacts began in March 2020 and continued through the second quarter of 2020. Given the current pressures on the business from COVID-19, we are taking proactive steps to reduce costs and maximize cash flow. These steps include (i) optimizing our route structure to respond proactively to lower industrial and commercial collection volumes; (ii) reducing overtime hours to manage labor costs; (iii) limiting hiring and optimizing the existing workforce through greatly improved retention and reduced turnover and (iv) reducing or eliminating certain non-essential costs and expenses like consulting, travel and entertainment. Additionally, to enhance our liquidity, we are maintaining a disciplined focus on capital management by aligning additional investment with the revenue generation of the business, reducing capital spending on our landfill assets, and managing container capital in conjunction with our customers’ volumes. We have also elected to temporarily suspend additional share repurchases for the foreseeable future.

COVID-19 has also had impacts on the recycling line of business, including the creation of a short-term dislocation in the supply and demand dynamics for recycled commodities in the U.S. While the recent decline in supply of recycled content drove an increase in market prices for certain commodities, we remain steadfast in our commitment to improve the profitability and returns of the recycling line of business. We have maintained our focus on converting to a fee-based pricing model that addresses the cost of processing materials and the impact on our cost structure to manage contamination in the waste stream.

We believe that the Company’s industry-leading asset network and strategic focuses on investing in people and technology will give the Company the necessary tools to address the challenges presented by the COVID-19 pandemic and the impacts on our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we are accelerating our customer service digitalization initiative to change the way we interact with our customers. Enhancements made through this initiative are designed to seamlessly and digitally connect all the WM functions required to service our customers in order to provide the best experience and service.

Current Period Financial Results

During the second quarter of 2020, our operating results for our collection and disposal lines of business were negatively influenced by the impacts of the COVID-19 pandemic; however, we took intentional steps to decrease our operating costs and eliminate discretionary selling, general and administrative expenses to mitigate the impact from the declines in our volumes. In addition to reducing costs, we took proactive steps to manage our capital spending.

Key elements of our financial results for the current quarter include:

●	Revenues of $3,561 million, compared with $3,946 million in the prior year period, a decrease of $385 million, or 9.8%. The year-over-year comparison has been negatively impacted by volume declines resulting from a reduction in customers’ waste service needs associated with the COVID-19 pandemic. In addition, the Company’s year-over-year revenue comparison was impacted by (i) natural disaster clean-up efforts in 2019 that did not reoccur in the current period and (ii) a decline of $60 million from lower fuel surcharges due to a significant decrease in market rates for diesel fuel. These revenue declines have been partially offset by increases in revenue from collection and disposal yield and recycling yield, which includes both higher fees and higher commodity prices;
●	Operating expenses of $2,180 million, or 61.2% of revenues, compared with $2,443 million, or 61.9% of revenues, in the prior year period. The $263 million decrease is primarily attributable to proactive steps taken to manage our variable costs in the declining volume environment. The revenue declines due to the COVID-19 pandemic have had a greater impact on our higher margin business lines, which negatively impacted operating costs as a percentage of revenues. In spite of this, our proactive cost management efforts have positioned us to reduce operating expenses as a percentage of revenues when compared with the prior year;
●	Selling, general and administrative expenses of $377 million, or 10.6% of revenues, compared with $391 million, or 9.9% of revenues, in the prior year period. The year-over-year decrease is primarily attributable to lower incentive compensation accruals and the proactive steps that we have taken to defer hiring and discretionary expenses. These cost reductions were partially offset by (i) increased acquisition-related costs; (ii) higher costs associated with investments in our people and technology and (iii) costs incurred as a direct result of the COVID-19 pandemic, including increased provision for bad debts;
●	Income from operations was $527 million, or 14.8% of revenues, compared with $696 million, or 17.6% of revenues, in the prior year period. The year-over-year comparison has primarily been affected by (i) the overall negative impact of the COVID-19 pandemic to our business; (ii) non-cash impairment charges of $61 million including $41 million primarily related to two landfills and an oil field waste injection facility in our Tier 1 segment; (iii) an increase in spending for the planned acquisition of Advanced Disposal and (iv) investments we are making in technology;
●	Net income attributable to Waste Management, Inc. was $307 million, or $0.72 per diluted share, compared with $381 million, or $0.89 per diluted share, in the prior year period. In addition to the activity discussed above, net income in the current period was also impacted by an increase in net interest expense due to the planned acquisition of Advanced Disposal, which was partially offset by lower income tax expense. The prior year period was also impacted by a pre-tax loss of $84 million associated with the early extinguishment of debt;
●	Net cash provided by operating activities was $856 million compared with $1,010 million in the prior year period with the decline driven by lower earnings on our core operations and an unfavorable working capital change, both of which have been primarily caused by the impact of the COVID-19 pandemic. These negative cash flow impacts have been partially offset by lower income tax payments in the current year period and cash benefits associated with deferring certain payroll taxes as provided for by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”); and
●	Free cash flow was $423 million compared with $440 million in the prior year period. The slight decrease in free cash flow is due to the decrease in net cash provided by operating activities noted above, which was substantially offset by an intentional reduction in capital expenditures. We have taken proactive steps to reduce the amount of capital spending required to align with the lower volumes in our business. Free cash flow is a non-GAAP measure

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Commercial	$928	$1,052	$1,991	$2,078
Residential	657	655	1,307	1,295
Industrial	625	744	1,318	1,424
Other collection	115	122	227	231
Total collection	2,325	2,573	4,843	5,028
Landfill	874	1,023	1,761	1,887
Transfer	439	474	880	886
Recycling	275	264	529	555
Other (a)	409	445	839	876
Intercompany (b)	(761)	(833)	(1,562)	(1,590)
Total	$3,561	$3,946	$7,290	$7,642
(a)	The “Other” line of business includes (i) our WMSBS organization; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES organization, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Activity related to collection, landfill, transfer and recycling within “Other” has been reclassified to the appropriate line of business for purposes of the presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2020 vs. 2019				Period-to-Period Change for the Six Months Ended June 30, 2020 vs. 2019
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$55	1.6%			$127	1.9%
Recycling commodities (c)	24	9.6			(35)	(6.5)
Fuel surcharges and mandated fees	(60)	(36.6)			(76)	(24.3)
Total average yield (d)			$19	0.5%			$16	0.2%
Volume			(406)	(10.3)			(396)	(5.2)
Internal revenue growth			(387)	(9.8)			(380)	(5.0)
Acquisitions			10	0.3			39	0.5
Divestitures			(1)	—			(2)	—
Foreign currency translation			(7)	(0.3)			(9)	(0.1)
Total			$(385)	(9.8)%			$(352)	(4.6)%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability and changes in fees.
(d)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Six Months Ended
	June 30, 2020 vs. 2019		June 30, 2020 vs. 2019
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$17	1.8%	$39	2.1%
Industrial	7	1.0	30	2.3
Residential	16	2.5	28	2.2
Total collection	40	1.7	97	2.1
Landfill	8	1.2	17	1.4
Transfer	7	2.6	13	2.7
Total collection and disposal	$55	1.6%	$127	1.9%

We are monitoring COVID-19 and taking steps to mitigate the potential business impact to our customers. In order to support the continuity of our customers’ businesses, we have made certain customer-centric pricing decisions such as temporarily waiving and suspending certain ancillary service charges as well as delaying price increases in certain markets, which has negatively impacted our average yield. However, our overall strategic pricing effort focused on improving our average unit rate has proven to be effective despite the COVID-19 pandemic, particularly in our commercial business.

Recycling Commodities — During the three months ended June 30, 2020, we experienced a 30% increase in average market prices, when compared to the prior year, due to demand for recycled material in the U.S. exceeding supply. We expect this dislocation will normalize and overall, average market prices for recycling commodities are expected to remain meaningfully below long-term averages. For the six months ended June 30, 2020, average market prices for recycling commodities were down 3.5% compared to the prior year. Our efforts to assess fees to cover the higher costs of handling contaminated recycling materials continue to provide a mechanism to offset the decline in market value of commodity prices, though with the impacts of COVID-19 on customers and market conditions, we did not experience a significant increase in these fees during the three and six months ended June 30, 2020.

Fuel Surcharges and Mandated Fees — These fees, which are predominantly generated by our fuel surcharge program, declined $60 million and $76 million for the three and six months ended June 30, 2020, respectively, as compared with the prior year periods. These revenues are based on, and fluctuate in response to, changes in the national average prices for diesel fuel. Given the downturn in oil and gas markets, market prices for diesel fuel decreased over 20% and 13% for the three and six months ended June 30, 2020, respectively, compared with the prior year periods. Additionally, we have taken steps to transition certain customers’ pricing away from non-variable fuel structures, which has further contributed to the year-over-year decline.

The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the three and six months ended June 30, 2020.

Volume

Our revenues from volumes (excluding volumes from acquisitions and divestitures) decreased $406 million, or 10.3%, and $396 million, or 5.2%, for the three and six months ended June 30, 2020, respectively, as compared with the prior year periods.

Beginning in March 2020 and continuing throughout the second quarter of 2020, our industrial and commercial collection and our landfill businesses experienced significant volume declines as a result of the COVID-19 pandemic. These volume decreases were the most pronounced in April 2020. With many government bodies taking steps to re-open communities and the economy, in May and June 2020, we started to see business activity and waste volumes increase from the lowest levels observed in April 2020. While volume increases following the re-openings have been robust, our volumes continue to be meaningfully below prior year. Further, with some cities and states pausing or reversing re-openings, these improving volume trends may reverse in the near term.

In addition, the natural disaster clean-up efforts in the first six months of 2019 did not reoccur in the current year period further impacting our year-over-year volume comparison.

Operating Expenses

The following table summarizes the major components of our operating expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
Labor and related benefits	$636	17.9%	$703	17.8%	$1,325	18.2%	$1,370	17.9%
Transfer and disposal costs	267	7.5	300	7.6	545	7.5	563	7.4
Maintenance and repairs	303	8.5	344	8.7	638	8.8	667	8.7
Subcontractor costs	357	10.0	388	9.8	728	10.0	736	9.6
Cost of goods sold	140	3.9	142	3.6	258	3.5	312	4.1
Fuel	57	1.6	104	2.7	133	1.8	205	2.7
Disposal and franchise fees and taxes	144	4.0	164	4.2	289	4.0	307	4.0
Landfill operating costs	92	2.6	100	2.5	201	2.8	191	2.5
Risk management	62	1.7	71	1.8	131	1.8	135	1.8
Other	122	3.5	127	3.2	261	3.5	255	3.3
	$2,180	61.2%	$2,443	61.9%	$4,509	61.9%	$4,741	62.0%

As discussed above in Operating Revenues, year-over-year decreases in our landfill and industrial and commercial collection volumes, primarily due to the impacts of COVID-19, have significantly impacted the three- and six-month periods ended June 30, 2020. The reductions in most operating expense categories during the reported periods are directly related to proactive steps taken to manage our variable costs in the declining volume environment. The revenue declines due to the COVID-19 pandemic have had a greater impact on our higher margin business lines, which negatively impacted operating costs as a percentage of revenues for certain cost categories. In spite of this, our proactive cost management efforts have positioned us to reduce our overall operating expenses as a percentage of revenues when compared with the prior year.

Significant items affecting the comparability of operating expenses for the reported periods include:

Labor and Related Benefits — The decrease in labor and related benefits costs was largely driven by decreases in volume which allowed us to take proactive measures to optimize routes and reduce overtime hours. Additionally, the decrease was due to (i) improved efficiency from lighter road traffic; (ii) lower incentive compensation costs and (iii) reduced health and welfare costs. These decreases were partially offset by annual merit increases. We have guaranteed full-time hourly employees a minimum of 40-hours of pay during the COVID-19 pandemic regardless of service decreases. This employee-focused effort had a minimal impact to labor costs during the reported periods, and the Company believes that these increased costs were offset by benefits from reduced employee turnover and improved employee morale.

Transfer and Disposal Costs — The decrease in transfer and disposal costs was largely driven by volume declines in our industrial and commercial collection businesses as a result of COVID-19.

Maintenance and Repairs — The decrease in maintenance and repairs costs was largely driven by proactive steps to optimize routes and reduce overtime hours to address the volume declines. The most significant components of our non-labor savings were spending on parts, supplies and third-party container repairs. In addition, the three and six months ended June 30, 2019 were impacted by a $16 million non-cash charge to write off certain equipment costs related to our Other segment.

Subcontractor Costs — The decrease in subcontractor costs for the three months ended June 30, 2020 was largely driven by the COVID-19 related volume declines in our industrial and commercial collection businesses. For the six months ended June 30, 2020, subcontractor costs were generally flat, which can be attributed to an increase in business activity in our WMSBS and EES businesses during the first quarter of 2020, prior to COVID-19 impacting business activity in North America. These businesses rely more extensively on subcontracted hauling than our collection and disposal business.

Cost of Goods Sold — Market prices for recycled commodities is the primary driver for the variability in our cost of goods sold. Cost of goods sold was relatively flat when comparing the three months ended June 30, 2020 with the prior year period due to the offsetting impacts of a decline in recycling volumes and an increase in the market prices for recycled commodities. For the six-month comparison, there is a significant decrease in costs of goods sold due to the combined impacts of a decline in recycling volumes and a decrease in the market prices for recycled commodities.

Fuel — The decrease in fuel costs was primarily due to (i) a benefit from federal alternative fuel credits; (ii) a decline in market prices for diesel fuel; (iii) volume declines and (iv) lower costs resulting from the continued conversion of our fleet to natural gas vehicles.

Disposal and Franchise Fees and Taxes — The decrease in disposal and franchise fees and taxes for the reported periods was primarily related to lower volumes in our landfill line of business, largely driven by the impact of COVID-19.

Landfill Operating Costs — The increase in costs for the six months ended June 30, 2020 was primarily due to higher leachate management costs compared to the prior year period. Additionally, the six-month periods included charges of $10 million in the first quarter of 2020 and $7 million in the second quarter of 2019, due to decreases in the risk-free discount rate, which is based on the rate for U.S. Treasury bonds, used in the measurement of our environmental remediation obligations and recovery assets. This increase was partially offset by declining volumes at our landfills.

Risk Management — The decrease in risk management costs was primarily due to certain large loss claims in the prior-year periods, and to a lesser extent, a reduction in claims during the 2020 periods that we attribute to the COVID-19 decline in business activity.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
Labor and related benefits	$228	6.4%	$250	6.3%	$474	6.5%	$515	6.7%
Professional fees	54	1.5	43	1.1	114	1.6	78	1.0
Provision for bad debts	22	0.6	10	0.3	36	0.5	19	0.3
Other	73	2.1	88	2.2	178	2.4	188	2.5
	$377	10.6%	$391	9.9%	$802	11.0%	$800	10.5%

As a result of the negative impacts of COVID-19 on our business, we have reduced incentive compensation accruals, and we have taken proactive steps to reduce discretionary expenses, both of which have decreased selling, general and administrative expenses. These cost reductions have been largely offset by incremental costs incurred in connection with the planned acquisition and integration of Advanced Disposal, investments in technology and increased provision for bad debts. Selling, general and administrative expenses as a percentage of revenue measures have increased in 2020 due to the decrease in volume-related revenues. Significant items affecting the comparison of our selling, general and administrative expenses between the reported periods include:

Labor and Related Benefits — The decrease in labor and related benefits costs is primarily related to lower incentive compensation accruals, lower health and welfare costs and proactive steps to defer hiring, all of which we attribute to the COVID-19 pandemic impacts on our business. These cost decreases were partially offset by annual merit increases.

Professional Fees — The increase in professional fees was primarily driven by consulting fees incurred as we plan for the acquisition and integration of Advanced Disposal. In addition, we continue to make strategic investments in operating, customer-facing and back-office technologies, including the implementation of a new enterprise resource planning system. We are also investing in and accelerating our customer service digitalization platform, which will connect all the WM functions required to service our customers.

Provision for Bad Debts — The increase in the provision for bad debts can primarily be attributed to the estimated impact from the COVID-19 pandemic resulting in increased collection risks associated with certain customers.

Other — The decrease in other expenses was primarily due to proactive measures taken to reduce discretionary costs company wide. Litigation reserves have also declined in 2020. These cost decreases have been partially offset by increased infrastructure costs in 2020 associated with our ongoing investments in technology as well as incremental technology costs incurred to transition employees to work-from-home in response to the COVID-19 pandemic.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
Depreciation of tangible property and equipment	$242	6.8%	$221	5.6%	$482	6.6%	$434	5.7%
Amortization of landfill airspace	148	4.1	161	4.1	286	3.9	288	3.7
Amortization of intangible assets	24	0.7	27	0.7	48	0.7	53	0.7
	$414	11.6%	$409	10.4%	$816	11.2%	$775	10.1%

The increase in depreciation of tangible property and equipment during the three and six months ended June 30, 2020, compared to the prior year periods, was primarily related to investments in capital assets, including trucks and facilities. The decrease in amortization of landfill airspace during the three and six months ended June 30, 2020, compared to the prior year periods, was driven by lower volumes at our landfills as a result of the COVID-19 pandemic, partially offset by changes in landfill estimates largely driven by increases in landfill construction costs.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the second quarter of 2020, we recognized non-cash impairment charges of $61 million primarily related to the following:

Energy Services Asset Impairments — During the second quarter of 2020, the Company tested the recoverability of certain energy services assets in our Tier 1 segment. Indicators of impairment included (i) the sharp downturn in oil demand that has led to a significant decline in oil prices and production activities, which we project will have long-term impacts on the utilization of our assets and (ii) significant shifts in our business, including increases in competition and customers choosing to bury waste on site versus in a landfill, reducing our revenue outlook. The Company determined that the carrying amount of the asset group was not fully recoverable. As a result, we recognized $41 million of non-cash impairment charges primarily related to two landfills and an oil field waste injection facility in our Tier 1 segment. We wrote down the net book value of these assets to their estimated fair value using an income approach based on estimated future cash flow projections (Level 3). The aggregate fair value of the impaired asset group was $8 million as of June 30, 2020. The Company tested the recoverability of an additional $239 million in energy services assets and determined that the carrying amount was recoverable as of June 30, 2020.

Other Impairments — In addition to the energy services impairments noted above, we recognized a $20 million non-cash impairment charge in our Tier 3 segment due to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace, which was considered an impairment indicator. As the carrying value was not recoverable, we wrote off the entire net book value of the asset using an income approach based on estimated future cash flow projections (Level 3). The impairment charge was comprised of $12 million related to the carrying value of the asset and $8 million related to the acceleration of the expected timing of capping, closure and post-closure activities, which is discussed further in Note 2 to the Condensed Consolidated Financial Statements.

Income from Operations

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

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,		Period-to-Period		June 30,		Period-to-Period
	2020	2019(c)	Change		2020	2019(c)	Change
Solid Waste:
Tier 1	$316	$434	$(118)	(27.2)%	$709	$832	$(123)	(14.8)%
Tier 2	182	230	(48)	(20.9)	370	430	(60)	(14.0)
Tier 3	222	282	(60)	(21.3)	486	552	(66)	(12.0)
Solid Waste	720	946	(226)	(23.9)	1,565	1,814	(249)	(13.7)
Other (a)	(10)	(49)	39	(79.6)	(35)	(67)	32	(47.8)
Corporate and Other (b)	(183)	(201)	18	(9.0)	(430)	(430)	—	0.0
Total	$527	$696	$(169)	(24.3)%	$1,100	$1,317	$(217)	(16.5)%
Percentage of revenues	14.8%	17.6%			15.1%	17.2%
(a)	“Other” includes (i) our WMSBS organization; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our EES and WM Renewable Energy organizations that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	Corporate operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.
(c)	In 2020, we revised allocations between our segments including (i) the discontinuation of certain allocations from Corporate and Other to Solid Waste and (ii) allocating certain insurance costs from Other to Solid Waste. Reclassifications have been made to our prior period information for comparability purposes.

The significant items affecting income from operations for our segments during the three and six months ended June 30, 2020, as compared with the prior year periods, are summarized below:

●	Solid Waste — Income from operations in our Solid Waste business decreased significantly on a year-over-year basis due to the overall negative impact of the COVID-19 pandemic and non-cash impairment charges taken during the second quarter of 2020. Income from operations for all Tiers was impacted by revenue declines from lower volumes as well as an increase in the provision for bad debts.

Income from operations for our Tier 1 segment was impacted by $41 million of non-cash asset impairment charges primarily related to two landfills and an oil field waste injection facility. Our Tier 2 segment income from operations was impacted by natural disaster clean-up efforts in 2019 that did not reoccur in the current year period. Income from operations for our Tier 3 segment was impacted by a $20 million non-cash impairment charge related to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace.

●	Other — Income from operations for the Other segment for the three and six months ended June 30, 2020 was impacted by (i) a $16 million non-cash charge to write off certain equipment costs in the prior year periods and (ii) decreases in risk management costs.
●	Corporate and Other — The favorable change in the income from operations measurement for the three months ended June 30, 2020 was primarily driven by (i) lower health and welfare costs; (ii) lower incentive compensation accruals and (iii) a $7 million charge related to the remeasurement of our environmental remediation obligations and recovery assets in the prior year, which more than offset increased expenses as a result of (i) preparation for our acquisition of Advanced Disposal; (ii) investments we are making in technology and (iii) incremental costs associated with COVID-19 pandemic. The income from operations measurement is flat for the six-month periods because (i) the above-mentioned cost reductions for health and welfare and incentive compensation were more significant in the second quarter of 2020 given the timing of the impacts of COVID-19 on our business and (ii) we recorded a $10 million charge related to the remeasurement of our environmental remediation obligations in the first quarter of 2020.

Interest Expense, Net

Our interest expense, net was $119 million and $231 million for the three and six months ended June 30, 2020, respectively, compared to $100 million and $196 million for the three and six months ended June 30, 2019, respectively. The increase for the three- and six-month periods is primarily attributable to our May 2019 issuance of $4.0 billion of senior notes, which was intended to be used to fund our planned acquisition of Advanced Disposal. For an update on these debt balances, see Note 14 to the Condensed Consolidated Financial Statements.

Loss on Early Extinguishment of Debt

In May 2019, WM issued $4.0 billion of senior notes and used $344 million to retire $257 million of certain high-coupon senior notes. The cash paid to retire the high-coupon senior notes includes the principal amount of the debt retired, $84 million of related premiums, which are classified as loss on early extinguishment of debt in our Condensed Consolidated Statement of Operations, and $3 million of accrued interest.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $14 million and $40 million for the three and six months ended June 30, 2020, respectively, compared to $16 million and $25 million for the three months and six months ended June 30, 2019, respectively. The losses for each period are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments. Additionally, the 2019 periods include losses associated with our investment in a refined coal facility. During the first quarter of 2020, the entity that holds and manages our ownership interest in the refined coal facility sold a majority of its assets resulting in a $7 million non-cash impairment charge at that time.

Other, Net

During the first quarter of 2019, we recognized a $52 million non-cash impairment charge related to our minority-owned investment in a waste conversion technology business. We wrote down our investment to its estimated fair value as the result of recent third-party investor’s transactions in these securities. The fair value of our investment was not readily determinable; thus, we determined the fair value utilizing a combination of quoted price inputs for the equity in our investment (Level 2) and certain management assumptions pertaining to investment value (Level 3).

Income Tax Expense

Our income tax expense was $88 million and $162 million for the three and six months ended June 30, 2020, respectively, compared to $115 million and $230 million for the three and six months ended June 30, 2019, respectively. Our effective income tax rate was 22.2% and 19.5% for the three and six months ended June 30, 2020, respectively, compared to 23.3% and 24.0% for the three and six months ended June 30, 2019, respectively.

The decrease in our income tax expense and effective income tax rate when comparing the three and six months ended June 30, 2020 with the prior year periods are driven by (i) a decrease in pre-tax income in 2020, which increased the effective tax rate impact of our federal tax credits, and to a lesser extent; (ii) a $52 million non-cash impairment charge recognized during the first quarter of 2019 that was not deductible for tax purposes and (iii) excess tax benefits associated with equity-based compensation, which were slightly higher in 2020 than in the prior year.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, none of which directly affected our income tax expense for the three and six months ended June 30, 2020 or are expected to have a material impact on our income tax expense in future reporting periods. The Company is evaluating the impact of the CARES Act and expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020.

Liquidity and Capital Resources

The Company consistently generates cash flow from operations that meets and exceeds our working capital needs, payment of our dividends and investment in the business through capital expenditures and acquisitions. We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business requirements that may arise during the year, including the anticipated impact from COVID-19. Additionally, the Company is taking numerous actions to manage costs and capital spending without compromising long-term strategic priorities. This includes route optimization initiatives, reducing overtime hours, limiting hiring and optimizing our workforce through improved retention and reduced turnover, reducing non-essential selling, general and administrative expenses, reducing incentive compensation costs and lowering capital expenditures to a level that is consistent with anticipated volume changes. Additionally, as a result of the CARES Act discussed above in Income Tax Expense, we are currently benefiting from the deferral of certain payroll taxes, which will continue through the end of calendar year 2020, favorably impacting our net cash provided by operating activities. The Company believes that its investment grade credit ratings, large value of unencumbered assets and modest leverage enable it to obtain adequate financing to meet its ongoing capital, operating and other liquidity requirements, despite the disruptions and challenges presented by the COVID-19 pandemic. The long-term impacts from COVID-19 on our business, financial condition and operating results cannot be predicted with reasonable certainty at this time.

As discussed in Note 3 to the Condensed Consolidated Financial Statements, as of June 30, 2020, we had $3.0 billion of senior notes due 2024, 2026, 2029 and 2039 with a special mandatory redemption feature (the “SMR Notes”). The SMR Notes were issued in May 2019 with the intention of paying a portion of the consideration related to our pending acquisition of Advanced Disposal. The Advanced Disposal acquisition, and the revised acquisition terms announced on June 24, 2020, are discussed further in Note 8 to the Condensed Consolidated Financial Statements. Pursuant to the terms of the SMR Notes, we were required to redeem all of such outstanding notes equal to 101% of the aggregate principal amounts of such notes, plus accrued but unpaid interest, as a result of the acquisition not being completed by July 14, 2020. Accordingly, as of June 30, 2020, we have classified the SMR Notes, net of $22 million of related unamortized discounts and deferred issuance costs, as current obligations. As reported in Note 14 to the Condensed Consolidated Financial Statements, on July 20, 2020, we fulfilled our redemption obligations with respect to the SMR notes using available cash on hand and, to a lesser extent, commercial paper borrowings. The cash paid included the $3.0 billion principal amount of debt redeemed, $30 million of related premiums and $8 million of accrued interest. When we announced the revised acquisition terms on

June 24, 2020, we also advised that the Company anticipated funding the acquisition using a combination of credit facilities and commercial paper. Accordingly, as reported in Note 14 to the Condensed Consolidated Financial Statements, on July 28, 2020, we entered into a supplemental 364-day, $3.0 billion U.S. revolving credit facility maturing July 27, 2021, which will be used for general corporate purposes, including funding a portion of the Advanced Disposal acquisition and refinancing of indebtedness, and to provide working capital.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$2,663	$3,561
Restricted trust and escrow accounts:
Insurance reserves	$339	$270
Final capping, closure, post-closure and environmental remediation funds	110	109
Other	3	4
Total restricted trust and escrow accounts (a)	$452	$383
Debt:
Current portion	$3,190	$218
Long-term portion	9,598	13,280
Total debt	$12,788	$13,498
(a)	Includes $70 million as of June 30, 2020 and December 31, 2019 in other current assets in our Condensed Consolidated Balance Sheets.

As of June 30, 2020, in addition to the SMR Notes, net of $22 million of related unamortized discounts and deferred issuance costs, discussed above, we had $1.3 billion of debt maturing within the next 12 months, including (i) $400 million of 4.60% senior notes that mature in March 2021; (ii) $734 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iii) $212 million of other debt with scheduled maturities within the next 12 months, including $106 million of tax-exempt bonds. As of June 30, 2020, we have classified $1.1 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $212 million is classified as current obligations.

Guarantor Financial Information

WM Holdings has fully and unconditionally guaranteed all of WM’s senior indebtedness. WM has fully and unconditionally guaranteed all of WM Holdings’ senior indebtedness. None of WM’s other subsidiaries have guaranteed any of WM’s or WM Holdings’ debt. In lieu of providing separate financial statements for the subsidiary issuer and guarantor (WM and WM Holdings), we have presented the accompanying supplemental summarized combined balance sheet and income statement information for WM and WM Holdings on a combined basis after elimination of intercompany transactions between WM and WM Holdings and amounts related to investments in any subsidiary that is a non-guarantor (in millions):

	June 30,	December 31,
	2020	2019
Balance Sheet Information:
Current assets	$2,554	$3,491
Noncurrent assets	15	16
Current liabilities	3,098	127
Noncurrent liabilities:
Advances due to affiliates	19,336	19,345
Other noncurrent liabilities	7,410	10,988

Six Months Ended
June 30, 2020
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	151

Summary of Cash Flow Activity

The following is a summary of our cash flows for the six months ended June 30 (in millions):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$1,621	$1,900
Net cash used in investing activities	$(918)	$(1,565)
Net cash (used in) provided by financing activities	$(1,575)	$1,822

Net Cash Provided by Operating Activities — Our operating cash flows decreased as compared with the prior year period, largely as a result of the impacts of COVID-19, which contributed to a significant decline in earnings. Other contributors impacting our operating cash flows for the reported periods include: (i) an increase in interest payments in the current year period primarily associated with our May 2019 issuance of $4.0 billion of senior notes and (ii) higher bonus payments in the current year period. These results were partially offset by (i) lower income tax payments in the current year period; (ii) the cash benefit associated with deferring certain payroll taxes as provided for by the CARES Act, which is discussed in the Income Tax Expense section and (iii) benefits from alternative fuel tax credits.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the six months ended June 30, 2020 and 2019 are summarized below:

●	Acquisitions — We spent $1 million and $440 million for acquisitions during the six months ended June 30, 2020 and 2019, respectively, related to our Solid Waste business. These amounts exclude cash used in financing and operating activities related to the timing of contingent consideration paid. Our acquisition spending in 2019 relates primarily to our acquisition of Petro Waste Environmental LP, which is discussed further in Note 8 to the Condensed Consolidated Financial Statements.

●	Capital Expenditures — We used $895 million and $1,049 million for capital expenditures during the six months ended June 30, 2020 and 2019, respectively. The Company continues to maintain a disciplined focus on capital management to prioritize investments in the long-term growth of our business and for the replacement of aging assets; however, we are currently taking proactive steps to reduce the amount of capital spending required due to the decrease in volumes as a result of COVID-19.
●	Other, Net — The year-over-year changes in other investing activities were primarily driven by changes in our investment portfolio associated with a wholly-owned insurance captive. During the six months ended June 30, 2020 and 2019, we used $33 million and $81 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities. Additionally, during the first quarter of 2019, we had $17 million of cash proceeds from the redemption of our preferred stock received in conjunction with the 2014 sale of our Puerto Rico operations.

Net Cash (Used in) Provided by Financing Activities — The most significant items affecting the comparison of our financing cash flows for the six months ended June 30, 2020 and 2019 are summarized below:

●	Debt (Repayments) Borrowings — The following summarizes our cash borrowings and repayments of debt (excluding our commercial paper program discussed below) for the six months ended June 30 (in millions):

	2020	2019
Borrowings:
Senior notes	$—	$3,971
	$—	$3,971
Repayments:
Revolving credit facility (a)	$—	$(11)
Senior notes	(600)	(257)
Tax-exempt bonds	(52)	(94)
Other debt	(53)	(23)
	$(705)	$(385)
Net cash (repayments) borrowings	$(705)	$3,586
(a)	Our revolving credit facility was amended and restated in November 2019.

In May 2019, we issued $4.0 billion of senior notes to position us to fund our pending acquisition of Advanced Disposal. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to the July 2020 Special Mandatory Redemption of $3.0 billion of these senior notes and our other debt borrowings and repayments.

●	Premiums Paid on Early Extinguishment of Debt — During the six months ended June 30, 2019, we paid premiums of $84 million to retire certain high-coupon senior notes.
●	Commercial Paper Program — During the six months ended June 30, 2019, we made net cash repayments of $1,001 million under our commercial paper program. Borrowings incurred in 2019 were primarily to support acquisitions and for general corporate purposes. We repaid the outstanding balance in the second quarter of 2019 with proceeds from the May 2019 issuance of senior notes discussed above. We had no commercial paper borrowings during the six months ended June 30, 2020.
●	Common Stock Repurchase Program — During the six months ended June 30, 2020, we repurchased $402 million of our common stock, which includes $313 million related to a February 2020 accelerated share repurchase agreement and $89 million in open market transactions. In the first quarter of 2020, to enhance our liquidity position in response to COVID-19, we elected to temporarily suspend additional share repurchases for the foreseeable future. During the six months ended June 30, 2019, we repurchased $244 million of our common stock, which includes $180 million related to the May 2019 accelerated share repurchase agreement and $64 million in open market transactions. We also paid $4 million related to share repurchases executed in December 2018.

●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors.

We paid cash dividends of $466 million and $440 million during the six months ended June 30, 2020 and 2019, respectively. The increase in dividend payments is primarily due to our quarterly per share dividend increasing from $0.5125 in 2019 to $0.545 in 2020 which was offset, in part, by a reduction in our common stock outstanding as a result of our common stock repurchase program.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$856	$1,010	$1,621	$1,900
Capital expenditures	(436)	(578)	(895)	(1,049)
Proceeds from divestitures of businesses and other assets (net of cash divested)	3	8	15	20
Free cash flow	$423	$440	$741	$871

Pending Acquisition

On April 14, 2019, we entered into an Agreement and Plan of Merger to acquire all outstanding shares of Advanced Disposal for $33.15 per share in cash, representing a total enterprise value at the time of $4.9 billion when including approximately $1.9 billion of Advanced Disposal’s net debt. On June 24, 2020, we entered into an amendment to the Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which a subsidiary of WM will acquire all outstanding shares of Advanced Disposal for $30.30 per share in cash, representing a total enterprise value of $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt. Advanced Disposal’s solid waste network includes 95 collection operations, 73 transfer stations, 41 owned or operated landfills and 22 owned or operated recycling facilities. We currently expect the acquisition to close by the end of the third quarter of 2020. The Merger Agreement provides that the Company and Advanced Disposal will have a mutual right to terminate the Merger Agreement after September 30, 2020 if the closing has not occurred, and that date will automatically extend to November 30, 2020 under certain circumstances.

On June 24, 2020, we also announced that we and Advanced Disposal have entered into an agreement, whereby GFL Environmental will acquire a combination of assets from us and Advanced Disposal for $835 million to address substantially all of the divestitures expected to be required by the U.S. Department of Justice in connection with the Advanced Disposal acquisition. As with the Advanced Disposal acquisition, the sale of assets to GFL Environmental remains subject to clearance from the U.S. Department of Justice and is also conditioned on the closing of our acquisition of Advanced Disposal.

Subsequent Events

On July 20, 2020, we fulfilled our redemption obligations with respect to the SMR Notes using available cash on hand and, to a lesser extent, commercial paper borrowings. The cash paid includes the $3.0 billion principal amount of debt redeemed, $30 million of related premiums and $8 million of accrued interest. As of June 30, 2020, we had approximately $22 million of unamortized discounts and deferred issuance costs related to the SMR Notes. The $30 million of premiums paid and $22 million of unamortized discounts and deferred issuance costs will be included in the calculation of our expected loss on early extinguishment of debt in our Consolidated Statement of Operations in the third quarter of 2020.

On July 28, 2020, we entered into a supplemental 364-day, $3.0 billion U.S. revolving credit facility maturing July 27, 2021, which will be used for general corporate purposes, including funding a portion of the Advanced Disposal acquisition and refinancing of indebtedness, and to provide working capital. The facility provides the Company the option to convert outstanding balances into a term loan maturing no later than the first anniversary of the maturity date, subject to the payment of a fee and notifying the administrative agent at least 15 days prior to the original maturity date. WM Holdings, a wholly-owned subsidiary of WM, guarantees all the obligations under the $3.0 billion revolving credit facility. The rates we pay for outstanding loans are generally based on LIBOR, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR ranges from 1.0% to 1.3%. Based on our current ratings, the rate which we expect to pay will be LIBOR plus 1.225%.

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

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 6 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2020, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Except for the broad effects of the COVID-19 pandemic, including widespread business disruption and the negative impact on financial markets, the information about market risks as of June 30, 2020 does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Item 3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2020. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 6 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Our planned acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”) and/or our planned divestitures to GFL Environmental (together, the “Pending Transactions”) may not occur at all, may not occur in the expected time frame or may involve the divestiture of more or different businesses and assets than currently anticipated, which may negatively affect the trading price of our common stock and our future business and financial results.

On April 14, 2019, we entered into an Agreement and Plan of Merger to acquire Advanced Disposal. On June 24, 2020, we entered into an amendment to the Agreement and Plan of Merger to revise the acquisition terms. If the acquisition is completed, Advanced Disposal will become an indirect wholly-owned subsidiary of WM. The consummation of the acquisition is not assured and is subject to certain conditions, including the affirmative vote of the holders of a majority of the outstanding shares of Advanced Disposal common stock to approve the revised acquisition terms, the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder and the absence of any law or order restraining, enjoining or otherwise prohibiting the acquisition, as well as other customary closing conditions.

On June 24, 2020, we also announced that we and Advanced Disposal have entered into an agreement, whereby GFL Environmental will acquire a combination of assets from us and Advanced Disposal to address substantially all of the divestitures expected to be required by the U.S. Department of Justice in connection with the Advanced Disposal acquisition. The sale of assets to GFL Environmental is conditioned on the closing of our acquisition of Advanced Disposal and other customary closing conditions.

The Pending Transactions are subject to a number of risks and uncertainties, including general economic and capital markets conditions; the effects that the announcement of the Pending Transactions may have on the respective businesses; inability to obtain required regulatory or government approvals for the Pending Transactions or to obtain such approvals on satisfactory conditions; inability to obtain approval from the stockholders of Advanced Disposal or to satisfy other closing conditions of the Pending Transactions; inability of a party to obtain financing necessary for the Pending Transactions or on attractive terms; the occurrence of any event, change or other circumstance that could give rise to the termination of a Pending Transaction; legal proceedings that may be instituted related to the Pending Transactions and the legal expenses and diversion of management’s attention that may be associated therewith; and unexpected costs, charges or expenses. We will be required to pay Advanced Disposal a termination fee of $250 million, as further specified in the Merger Agreement, if the Merger Agreement is terminated because (i) of the issuance of a nonappealable court order or legal restraint prohibiting the transaction or (ii) the transaction has not closed by September 30, 2020 (which date will automatically extend to November 30, 2020 under certain circumstances set forth in the Merger Agreement). Additionally, if the Pending Transactions are not completed, if there are significant delays in completing the Pending Transactions or if we are required to divest substantially more or different assets than currently anticipated, it could negatively affect the trading price of our common stock and our future business and financial results.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description
2.1

Amendment No. 1, dated June 24, 2020, to Agreement and Plan of Merger, dated April 14, 2019, by and among WM, Everglades Merger Sub Inc., and Advanced Disposal Services, Inc. [incorporated by reference to Exhibit 2.1 to Form 8-K filed June 24, 2020].

2.2	Amended and Restated Voting Agreement dated June 24, 2020 by and between WM and Canada Pension Plan Investment Board [incorporated by reference to Exhibit 2.2 to Form 8-K filed June 24, 2020].

10.1	Waste Management, Inc. Employee Stock Purchase Plan, As Amended and Restated May 12, 2020 [incorporated by reference to Exhibit 10.1 to Form 8-K filed May 15, 2020].

10.2	First Amendment to Waste Management, Inc. Stock Incentive Plan dated May 12, 2020 [incorporated by reference to Exhibit 10.2 to Form 8-K filed May 15, 2020].

22.1*	Guarantor Subsidiary.

31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of James C. Fish, Jr., President and Chief Executive Officer.

31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

32.1**	Certification Pursuant to 18 U.S.C. §1350 of James C. Fish, Jr., President and Chief Executive Officer.

32.2**	Certification Pursuant to 18 U.S.C. §1350 of Devina A. Rankin, Executive Vice President and Chief Financial Officer.

95*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation.

101.LAB*	Inline XBRL Taxonomy Extension Labels.

101.PRE*	Inline XBRL Taxonomy Extension Presentation.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: July 30, 2020