Form 10-Q
period 2020-09-30
WASTE MANAGEMENT INC
filed 2020-11-02
CIK 823768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 28, 2020 was 422,606,194 (excluding treasury shares of 207,676,267).

PART I.

Item 1.    Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Par Value Amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$703	$3,561
Accounts receivable, net of allowance for doubtful accounts of $34 and $28, respectively	1,927	1,949
Other receivables, net of allowance for doubtful accounts of $6 and $1, respectively	290	370
Parts and supplies	117	106
Other assets	320	223
Total current assets	3,357	6,209
Property and equipment, net of accumulated depreciation and amortization of $19,266 and $18,657, respectively	12,846	12,893
Goodwill	6,504	6,532
Other intangible assets, net	450	521
Restricted trust and escrow accounts	369	313
Investments in unconsolidated entities	425	483
Other assets	821	792
Total assets	$24,772	$27,743
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$884	$1,065
Accrued liabilities	1,259	1,327
Deferred revenues	496	534
Current portion of long-term debt	167	218
Total current liabilities	2,806	3,144
Long-term debt, less current portion	10,255	13,280
Deferred income taxes	1,468	1,407
Landfill and environmental remediation liabilities	2,037	1,930
Other liabilities	1,049	912
Total liabilities	17,615	20,673
Commitments and contingencies
Equity:
Waste Management, Inc. stockholders’ equity:
Common stock, $0.01 par value; 1,500,000,000 shares authorized; 630,282,461 shares issued	6	6
Additional paid-in capital	5,104	5,049
Retained earnings	10,952	10,592
Accumulated other comprehensive income (loss)	(16)	(8)
Treasury stock at cost, 207,695,158 and 205,956,366 shares, respectively	(8,891)	(8,571)
Total Waste Management, Inc. stockholders’ equity	7,155	7,068
Noncontrolling interests	2	2
Total equity	7,157	7,070
Total liabilities and equity	$24,772	$27,743

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating revenues	$3,861	$3,967	$11,151	$11,609
Costs and expenses:
Operating	2,332	2,441	6,841	7,182
Selling, general and administrative	416	386	1,218	1,186
Depreciation and amortization	419	404	1,235	1,179
Restructuring	7	1	9	3
(Gain) loss from divestitures, asset impairments and unusual items, net	7	1	68	8
	3,181	3,233	9,371	9,558
Income from operations	680	734	1,780	2,051
Other income (expense):
Interest expense, net	(97)	(105)	(328)	(301)
Loss on early extinguishment of debt	(52)	(1)	(52)	(85)
Equity in net losses of unconsolidated entities	(16)	(14)	(56)	(39)
Other, net	1	1	2	(52)
	(164)	(119)	(434)	(477)
Income before income taxes	516	615	1,346	1,574
Income tax expense	126	120	288	350
Consolidated net income	390	495	1,058	1,224
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1
Net income attributable to Waste Management, Inc.	$390	$495	$1,058	$1,223
Basic earnings per common share	$0.92	$1.17	$2.50	$2.88
Diluted earnings per common share	$0.92	$1.16	$2.49	$2.86

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Consolidated net income	$390	$495	$1,058	$1,224
Other comprehensive income (loss), net of tax:
Derivative instruments, net	4	2	9	6
Available-for-sale securities, net	2	4	7	13
Foreign currency translation adjustments	19	(17)	(23)	36
Post-retirement benefit obligations, net	—	—	(1)	(1)
Other comprehensive income (loss), net of tax	25	(11)	(8)	54
Comprehensive income	415	484	1,050	1,278
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	1
Comprehensive income attributable to Waste Management, Inc.	$415	$484	$1,050	$1,277

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$1,058	$1,224
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	1,235	1,179
Deferred income tax benefit	61	29
Interest accretion on landfill liabilities	75	72
Provision for bad debts	40	27
Equity-based compensation expense	74	62
Net gain on disposal of assets	(10)	(19)
(Gain) loss from divestitures, asset impairments and other, net	76	79
Equity in net losses of unconsolidated entities, net of dividends	48	39
Loss on early extinguishment of debt	52	85
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	76	(2)
Other current assets	(47)	(52)
Other assets	41	7
Accounts payable and accrued liabilities	(62)	213
Deferred revenues and other liabilities	(67)	(91)
Net cash provided by operating activities	2,650	2,852
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(3)	(513)
Capital expenditures	(1,238)	(1,532)
Proceeds from divestitures of businesses and other assets (net of cash divested)	20	29
Other, net	(20)	(80)
Net cash used in investing activities	(1,241)	(2,096)
Cash flows from financing activities:
New borrowings	231	4,558
Debt repayments	(3,942)	(502)
Premiums paid on early extinguishment of debt	(30)	(84)
Net commercial paper borrowings (repayments)	597	(1,001)
Common stock repurchase program	(402)	(248)
Cash dividends	(696)	(658)
Exercise of common stock options	49	60
Tax payments associated with equity-based compensation transactions	(34)	(32)
Other, net	(17)	(13)
Net cash (used in) provided by financing activities	(4,244)	2,080
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	1	1
(Decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(2,834)	2,837
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	3,647	183
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$813	$3,020

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents at end of period:
Cash and cash equivalents	$703	$2,915
Restricted cash and cash equivalents included in other current assets	42	31
Restricted cash and cash equivalents included in restricted trust and escrow accounts	68	74
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$813	$3,020

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Three Months Ended September 30:
2020
Balance, June 30, 2020	$6,893	630,282	$6	$5,040	$10,795	$(41)	(208,118)	$(8,909)	$2
Consolidated net income	390	—	—	—	390	—	—	—	—
Other comprehensive income (loss), net of tax	25	—	—	—	—	25	—	—	—
Cash dividends declared of $0.545 per common share	(230)	—	—	—	(230)	—	—	—	—
Equity-based compensation transactions, net	80	—	—	64	(2)	—	422	18	—
Common stock repurchase program	—	—	—	—	—	—	—	—	—
Other, net	(1)	—	—	—	(1)	—	1	—	—
Balance, September 30, 2020	$7,157	630,282	$6	$5,104	$10,952	$(16)	(207,695)	$(8,891)	$2

2019
Balance, June 30, 2019	$6,467	630,282	$6	$4,962	$10,088	$(22)	(206,482)	$(8,568)	$1
Consolidated net income	495	—	—	—	495	—	—	—	—
Other comprehensive income (loss), net of tax	(11)	—	—	—	—	(11)	—	—	—
Cash dividends declared of $0.5125 per common share	(218)	—	—	—	(218)	—	—	—	—
Equity-based compensation transactions, net	53	—	—	28	(1)	—	613	26	—
Common stock repurchase program	—	—	—	36	—	—	(254)	(36)	—
Other, net	1	—	—	—	—	—	1	—	1
Balance, September 30, 2019	$6,787	630,282	$6	$5,026	$10,364	$(33)	(206,122)	$(8,578)	$2

See Notes to Condensed Consolidated Financial Statements.

WASTE MANAGEMENT, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY ─ (Continued)

(In Millions, Except Shares in Thousands)

(Unaudited)

		Waste Management, Inc. Stockholders’ Equity
						Accumulated
				Additional		Other
		Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Noncontrolling
	Total	Shares	Amounts	Capital	Earnings	Income (Loss)	Shares	Amounts	Interests
Nine Months Ended September 30:
2020
Balance, December 31, 2019	$7,070	630,282	$6	$5,049	$10,592	$(8)	(205,956)	$(8,571)	$2
Adoption of new accounting standard	(2)	—	—	—	(2)	—	—	—	—
Consolidated net income	1,058	—	—	—	1,058	—	—	—	—
Other comprehensive income (loss), net of tax	(8)	—	—	—	—	(8)	—	—	—
Cash dividends declared of $1.635 per common share	(696)	—	—	—	(696)	—	—	—	—
Equity-based compensation transactions, net	138	—	—	55	1	—	1,945	82	—
Common stock repurchase program	(402)	—	—	—	—	—	(3,687)	(402)	—
Other, net	(1)	—	—	—	(1)	—	3	—	—
Balance, September 30, 2020	$7,157	630,282	$6	$5,104	$10,952	$(16)	(207,695)	$(8,891)	$2

2019
Balance, December 31, 2018	$6,276	630,282	$6	$4,993	$9,797	$(87)	(206,299)	$(8,434)	$1
Consolidated net income	1,224	—	—	—	1,223	—	—	—	1
Other comprehensive income (loss), net of tax	54	—	—	—	—	54	—	—	—
Cash dividends declared of $1.5375 per common share	(658)	—	—	—	(658)	—	—	—	—
Equity-based compensation transactions, net	135	—	—	33	2	—	2,421	100	—
Common stock repurchase program	(244)	—	—	—	—	—	(2,247)	(244)	—
Other, net	—	—	—	—	—	—	3	—	—
Balance, September 30, 2019	$6,787	630,282	$6	$5,026	$10,364	$(33)	(206,122)	$(8,578)	$2

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

The Condensed Consolidated Financial Statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, these financial statements include all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and changes in equity for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year. The financial statements presented herein should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of September 30, 2020 and December 31, 2019, we had $160 million and $153 million, respectively, of deferred contract costs, of which $117 million at each date was related to deferred sales incentives. During the three and nine months ended September 30, 2020, we amortized $6 million and $17 million of sales incentives to selling, general and administrative expense, respectively. During the three and nine months ended September 30, 2019, we amortized $6 million and $17 million of sales incentives to selling, general and administrative expense, respectively.

Leases

Amounts for our operating lease right-of-use assets are recorded in long-term other assets in our Condensed Consolidated Balance Sheets. The current and long-term portion of our operating lease liabilities are reflected in accrued liabilities and other long-term liabilities, respectively, in our Condensed Consolidated Balance Sheets. Right-of-use assets obtained in exchange for lease obligations for our operating leases for the nine months ended September 30, 2020 and 2019 were $80 million and $146 million, respectively. Amounts for our financing leases are recorded in property and equipment, net of accumulated depreciation, and current or long-term debt in our Condensed Consolidated Balance Sheets, as appropriate.

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

The following table reflects the activity in our allowance for doubtful accounts of trade receivables for the nine months ended September 30 (in millions):

	2020	2019
Balance as of January 1,	$28	$29
Adoption of new accounting standard	(1)	—
Additions charged to expense	40	27
Accounts written-off, net of recoveries	(29)	(31)
Acquisitions, divestitures and other, net	(4)	2
Balance as of September 30,	$34	$27

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

In January 2020, a novel strain of coronavirus (“COVID-19”) was declared a Public Health Emergency of International Concern and subsequently declared a global pandemic in March 2020. Throughout the COVID-19 pandemic, the Company has proactively taken steps to put our employees’ and customers’ needs first and we continue to work with the appropriate regulatory agencies to ensure we can provide our essential waste services safely and efficiently. With this in mind, during the first half of 2020 we extended payment terms and postponed collections and discontinuing of service for customers who were negatively impacted by the COVID-19 pandemic which contributed to an increase in the aging of outstanding balances. During the third quarter, improved economic conditions allowed us to return to more regular business practices, in accordance with our contractual terms.

As of September 30, 2020, we had $1,927 million of trade receivables, net of allowance of $34 million. The allowance for doubtful accounts has increased by $6 million during 2020, largely due to the COVID-19 pandemic. Based on an aging analysis as of September 30, 2020, approximately 90% of our trade receivables were outstanding less than 60 days.

For other receivables as well as loans and other instruments, the Company relies primarily on credit ratings and associated default rates based on the maturity of the instrument. All receivables, as well as other instruments, are adjusted for our expectation of future market conditions and trends. Due to the adoption of ASU 2016-13, we recognized a $4 million pre-tax increase to our allowance for doubtful accounts on notes and other receivables. As of September 30, 2020, we had $453 million of notes and other receivables, net of allowance of $8 million. Based on an aging analysis as of September 30, 2020, approximately 65% of our other receivables were due within 12 months or less.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantor Financial Information — In March 2020, the Securities and Exchange Commission (“SEC”) adopted final rules that simplify the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities (which we previously included within the notes to our financial statements included in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q) if certain conditions are met. The disclosure requirements, as amended, are now located in newly-created Rules 13-01 and 13-02 of Regulation S-X and are generally effective for filings on or after January 4, 2021, with early adoption permitted. We early adopted the new disclosure requirements effective as of April 1, 2020 and are providing the summarized financial information and related disclosures in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q.

Reclassifications

When necessary, reclassifications have been made to our prior period financial information to conform to the current year presentation and are not material to our consolidated financial statements.

2.    Landfill and Environmental Remediation Liabilities

Liabilities for landfill and environmental remediation costs are presented in the table below (in millions):

	September 30, 2020			December 31, 2019
		Environmental			Environmental
	Landfill	Remediation	Total	Landfill	Remediation	Total
Current (in accrued liabilities)	$102	$27	$129	$138	$27	$165
Long-term	1,826	211	2,037	1,717	213	1,930
	$1,928	$238	$2,166	$1,855	$240	$2,095

The changes to landfill and environmental remediation liabilities for the nine months ended September 30, 2020 are reflected in the table below (in millions):

		Environmental
	Landfill	Remediation
December 31, 2019	$1,855	$240
Obligations incurred and capitalized	61	—
Obligations settled	(75)	(17)
Interest accretion	75	1
Revisions in estimates and interest rate assumptions (a) (b)	30	14
Acquisitions, divestitures and other adjustments (c)	(18)	—
September 30, 2020	$1,928	$238
(a)	The amount reported for our landfill liabilities includes (i) a $10 million increase in estimated construction costs for capping at certain landfills and (ii) an increase of $8 million due to a business decision to close one of our landfills, which resulted in the acceleration of the expected timing of capping, closure and post-closure activities. This business decision also resulted in an impairment that is discussed in Note 9.
(b)	The amount reported for our environmental remediation liabilities includes an increase of $12 million due to a decrease in the risk-free discount rate used to measure our liabilities from 1.75% at December 31, 2019 to 0.75% at September 30, 2020.
(c)	The amount reported for landfill liabilities includes the reclassification of $17 million to accrued liabilities in our Condensed Consolidated Balance Sheet related to certain landfills classified as held for sale as of September 30, 2020 in connection with the sale of the landfills to GFL Environmental Inc. The divestiture is directly related to the

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advanced Disposal, Inc. (“Advanced Disposal”) acquisition. These transactions are discussed further in Notes 8 and 14.

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

3.    Debt and Interest Rate Derivatives

The following table summarizes the major components of debt as of each balance sheet date (in millions) and provides the maturities and interest rate ranges of each major category as of September 30, 2020:

	September 30,	December 31,
	2020	2019
Commercial paper program (weighted average interest rate of 0.5% as of September 30, 2020)	$600	$—
Senior notes, maturing through 2049, interest rates ranging from 2.4% to 7.75% (weighted average interest rate of 4.1% as of September 30, 2020 and 3.9% as of December 31, 2019)	6,365	9,965
Canadian senior notes, C$500 million maturing September 2026, interest rate of 2.6%	375	385
Tax-exempt bonds, maturing through 2048, fixed and variable interest rates ranging from 0.17% to 4.3% (weighted average interest rate of 1.9% as of September 30, 2020 and 2.3% as of December 31, 2019)	2,491	2,523
Financing leases and other, maturing through 2071, weighted average interest rate of 4.7%	651	710
Debt issuance costs, discounts and other	(60)	(85)
	10,422	13,498
Current portion of long-term debt	167	218
	$10,255	$13,280

Debt Classification

As of September 30, 2020, we had $2.2 billion of debt maturing within the next 12 months, including (i) $600 million of short-term borrowings under our commercial paper program; (ii) $400 million of 4.60% senior notes that mature in March 2021; (iii) $952 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iv) $167 million of other debt with scheduled maturities within the next 12 months, including $63 million of tax-exempt bonds. As of September 30, 2020, we have classified $2.0 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”), as discussed below. The remaining $167 million is classified as current obligations.

As of September 30, 2020, we also had $54 million of variable-rate tax-exempt bonds with long-term scheduled maturities supported by letters of credit under our $3.5 billion revolving credit facility. The interest rates on our variable-rate tax-exempt bonds are generally reset on either a daily or weekly basis through a remarketing process. All recent tax-exempt bond remarketings have successfully placed Company bonds with investors at market-driven rates and we currently expect future remarketings to be successful. However, if the remarketing agent is unable to remarket our bonds, the remarketing agent can put the bonds to us. In the event of a failed remarketing, we have the availability under our $3.5 billion revolving credit facility to fund these bonds until they are remarketed successfully. Accordingly, we have

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified the $54 million of variable-rate tax-exempt bonds with maturities of more than one year as long-term in our Condensed Consolidated Balance Sheet as of September 30, 2020.

Access to and Utilization of Credit Facilities and Commercial Paper Program

$3.0 Billion Revolving Credit Facility — On July 28, 2020, we entered into a supplemental $3.0 billion, 364-day, U.S. revolving credit facility (“$3.0 billion revolving credit facility”) maturing July 27, 2021, to be used for general corporate purposes, including funding a portion of the Advanced Disposal acquisition as discussed further in Note 14, and refinancing of indebtedness. The facility provides the Company the option to convert outstanding balances into a term loan maturing no later than the first anniversary of the maturity date, subject to the payment of a fee and notifying the administrative agent at least 15 days prior to the original maturity date. The rates we pay for outstanding loans are generally based on LIBOR, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR ranges from 1.0% to 1.3%. Based on our current ratings, the rate which we expect to pay will be LIBOR plus 1.225%. As of September 30, 2020, we had no outstanding borrowings under this facility. WM Holdings, a wholly-owned subsidiary of WM, guarantees all the obligations under the $3.0 billion revolving credit facility.

$3.5 Billion Revolving Credit Facility — Our $3.5 billion revolving credit facility, maturing November 2024, provides us with credit capacity to be used for cash borrowings, to support letters of credit and to support our commercial paper program. The rates we pay for outstanding U.S. or Canadian loans are generally based on LIBOR or CDOR, respectively, plus a spread depending on the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. As of September 30, 2020, we had no outstanding borrowings under this facility. We had $269 million of letters of credit issued and $600 million of outstanding borrowings under our commercial paper program, both supported by this facility, leaving unused and available credit capacity of $2.6 billion as of September 30, 2020. WM Holdings, a wholly-owned subsidiary of WM, guarantees all of the obligations under the $3.5 billion revolving credit facility.

Commercial Paper Program — We have a commercial paper program that enables us to borrow funds for up to 397 days at competitive interest rates. The rates we pay for outstanding borrowings are based on the term of the notes. The commercial paper program is fully supported by our $3.5 billion revolving credit facility. As of September 30, 2020, we had $600 million of outstanding borrowings under our commercial paper program.

Other Letter of Credit Facilities — As of September 30, 2020, we utilized $528 million of other letter of credit facilities, which are both committed and uncommitted, with terms maturing through September 2021.

Debt Borrowings and Repayments

Commercial Paper Program — During the three months ended September 30, 2020, we had net cash borrowings of $597 million (net of related discount on issuance), the proceeds of which were primarily used for the redemption of senior notes discussed further below. We did not have any borrowing or repayment activity under our commercial paper program during the first six months of 2020.

Senior Notes — In June 2020, we repaid $600 million of 4.75% senior notes with available cash at their scheduled maturity.

In May 2019, we issued $4.0 billion of senior notes, $3.0 billion of which were due 2024, 2026, 2029 and 2039 and included a special mandatory redemption feature (the “SMR Notes”). The SMR Notes were issued with the intention of paying a portion of the consideration related to our acquisition of Advanced Disposal, which is discussed further in Notes 8 and 14. Pursuant to the terms of the SMR Notes, we were required to redeem all of such outstanding notes paying debt holders 101% of the aggregate principal amounts of such notes, plus accrued but unpaid interest, as a result of the acquisition not being completed by July 14, 2020. Accordingly, the redemption was completed on July 20, 2020 using

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available cash on hand and, to a lesser extent, commercial paper borrowings. The cash paid included the $3.0 billion principal amount of debt redeemed, $30 million of related premiums and $8 million of accrued interest. We recognized a $52 million loss on early extinguishment of debt in our Consolidated Statement of Operations related to the redemption during the three months ended September 30, 2020, including $30 million of premiums paid and $22 million of unamortized discounts and debt issuance costs.

Tax-Exempt Bonds — We issued $51 million of new tax-exempt bonds in 2020. The proceeds from the issuance of these bonds were deposited directly into a restricted trust fund and may only be used for the specific purpose for which the money was raised, which is generally to finance expenditures for landfill and solid waste disposal facility construction and development. In the third quarter of 2020, we elected to refund and reissue $130 million of tax-exempt bonds. Additionally, during the nine months ended September 30, 2020, we repaid $82 million of our tax-exempt bonds with available cash at their scheduled maturities.

Financing Leases and Other — The decrease during the nine months ended September 30, 2020 is due to $80 million of cash repayments primarily related to our federal low-income housing investments, financing leases and other obligations, partially offset by an increase of $21 million primarily associated with financing leases and, to a lesser extent, non-cash financing arrangements.

Interest Rate Derivatives

Active Hedges — During the third quarter of 2020, we entered into treasury rate locks with a notional value of $500 million to secure an underlying interest rate of a debt issuance which is currently being evaluated for the fourth quarter of 2020, subject to market conditions and other considerations. We designated our treasury locks as cash flow hedges. As of September 30, 2020, the fair value of these active interest rate derivatives was an asset of $4 million, classified as current assets.

Terminated Hedges — During the first half of 2020, we entered into treasury rate locks with a total notional value of $400 million to secure an underlying interest rate in anticipation of a debt issuance previously anticipated in the second quarter of 2020. We designated our treasury locks as cash flow hedges. In June 2020, we terminated these treasury rate locks and upon termination received $1 million in cash. As noted above, we are evaluating a debt issuance in the fourth quarter of 2020, subject to market conditions and other considerations, which we believe is still probable to occur. As such, the gain associated with these treasury rate locks has been deferred as a component of “Accumulated other comprehensive income” and will be amortized to interest expense over the debt term once the issuance occurs.

All financial statement impacts associated with these financial hedges were immaterial as of and for the three and nine months ended September 30, 2020. There was no significant ineffectiveness associated with our cash flow hedges during the three or nine months ended September 30, 2020. Refer to Note 10 for information regarding the impacts of our cash flow derivatives on our comprehensive income and results of operations.

4.    Income Taxes

Our effective income tax rate was 24.5% and 21.4% for the three and nine months ended September 30, 2020, respectively, compared with 19.4% and 22.2% for the three and nine months ended September 30, 2019, respectively.

The increase in our effective income tax rate when comparing the three months ended September 30, 2020 and 2019 was primarily driven by (i) favorable adjustments to accruals and related deferred taxes recorded in 2019 due to the filing of our 2018 income tax returns and changes in state and foreign laws; (ii) lower federal tax credits in 2020 and (iii) the detrimental impact of non-deductible transaction costs related to closing the acquisition of Advanced Disposal. The decrease in our effective income tax rate when comparing the nine months ended September 30, 2020 and 2019 was primarily driven by (i) a decrease in pre-tax income in 2020, which increased the effective tax rate impact of federal tax

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credits and (ii) a $52 million non-cash impairment charge recognized in 2019 that was not deductible for tax purposes. These items are discussed further below. We evaluate our effective income tax rate at each interim period and adjust it as facts and circumstances warrant.

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

During the three and nine months ended September 30, 2020, we recognized $16 million and $59 million (including the $7 million impairment of the refined coal facility noted above for the nine month period) of net losses and a reduction in our income tax expense of $24 million and $65 million, respectively, primarily due to tax credits realized from these investments. In addition, during the three and nine months ended September 30, 2020, we recognized interest expense of $3 million and $9 million, respectively, associated with our investments in low-income housing properties.

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

Adjustments to Accruals and Related Deferred Taxes — For the three and nine months ended September 30, 2020, adjustments to accruals and related deferred taxes impacted our income tax expense with a nominal increase and a $6 million decrease, respectively. During the third quarter of 2019, adjustments to accruals and related deferred taxes decreased our income tax expense by $13 million for both the three and nine months ended September 30, 2019. These adjustments were the result of filing our income tax returns and changes in state and foreign laws.

Non-Deductible Transaction Costs — During the three months ended September 30, 2020, we recognized the detrimental tax impact of $19 million of non-deductible transaction costs related to closing the acquisition of Advanced Disposal. The tax rules require the capitalization of certain facilitative costs on the acquisition of stock of a company resulting in the applicable costs not being deductible for tax purposes.

Tax Implications of Impairments — We recognized a $52 million non-cash impairment charge in the first quarter of 2019 which was not deductible for tax purposes. The non-cash impairment charges recognized during the three and nine months ended September 30, 2020 are deductible for tax purposes. See Note 9 for additional information related to the impairments.

Equity-Based Compensation — During the three and nine months ended September 30, 2020, we recognized a reduction in income tax expense of $2 million and $25 million, respectively, for excess tax benefits related to the vesting or exercise of equity-based compensation awards compared with $5 million and $22 million, respectively, for the comparable prior year periods.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Legislation — On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, none of which directly affected our income tax expense for the three and nine months ended September 30, 2020 or are expected to have a material impact on our income tax expense in future reporting periods. The Company is evaluating the impact of the CARES Act and expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020.

5.    Earnings Per Share

Basic and diluted earnings per share were computed using the following common share data (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Number of common shares outstanding at end of period	422.6	424.2	422.6	424.2
Effect of using weighted average common shares outstanding	0.1	0.3	0.5	0.4
Weighted average basic common shares outstanding	422.7	424.5	423.1	424.6
Dilutive effect of equity-based compensation awards and other contingently issuable shares	1.9	2.9	1.9	2.8
Weighted average diluted common shares outstanding	424.6	427.4	425.0	427.4
Potentially issuable shares	6.3	6.8	6.3	6.8
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1.3	0.7	1.7	0.7

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

As of September 30, 2020, we have guaranteed the obligations and certain performance requirements of third parties in connection with both consolidated and unconsolidated entities, including guarantees to cover certain market value losses for certain properties adjacent to or near 18 of our landfills. We have also agreed to indemnify certain third-party purchasers against liabilities associated with divested operations prior to such sale. Additionally, under certain of our acquisition agreements, we have provided for additional consideration to be paid to the sellers if established financial targets or other market conditions are achieved post-closing, and we have recognized liabilities for these contingent obligations based on an estimate of the fair value of these contingencies at the time of acquisition. We do not believe that these contingent obligations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows, and we do not expect the financial impact of operational and financial performance guarantees to materially exceed the recorded fair value.

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

Estimating our degree of responsibility for remediation is inherently difficult. We recognize and accrue for an estimated remediation liability when we determine that such liability is both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with the likely site remediation alternatives identified in the environmental impact investigation. In these cases, we use the amount within the range that is our best estimate. If no amount within a range appears to be a better estimate than any other, we use the amount that is the low end of such range. If we used the high ends of such ranges, our aggregate potential liability would be approximately $145 million higher than the $238 million recorded in the Condensed Consolidated Balance Sheet as of September 30, 2020. Our ultimate responsibility may differ materially from current estimates. It is possible that technological, regulatory or enforcement developments, the results of environmental studies, the inability to identify other PRPs, the inability of other PRPs to contribute to the settlements of such liabilities, or other factors could require us to record additional liabilities. Our ongoing review of our remediation liabilities, in light of relevant internal and external facts and circumstances, could result in revisions to our accruals that could cause upward or downward adjustments to our balance sheet and income from operations. These adjustments could be material in any given period.

As of September 30, 2020, we have been notified by the government that we are a PRP in connection with 75 locations listed on the Environmental Protection Agency’s (“EPA’s”) Superfund National Priorities List (“NPL”). Of the 75 sites at which claims have been made against us, 15 are sites we own. Each of the NPL sites we own was initially developed by

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

others as a landfill disposal facility. At each of these facilities, we are working in conjunction with the government to evaluate or remediate identified site problems, and we have either agreed with other legally liable parties on an arrangement for sharing the costs of remediation or are working toward a cost-sharing agreement. We generally expect to receive any amounts due from other participating parties at or near the time that we make the remedial expenditures. The other 60 NPL sites, which we do not own, are at various procedural stages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, known as CERCLA or Superfund.

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

On October 11, 2017, the EPA issued its Record of Decision (“ROD”) with respect to the previously proposed remediation plan for the San Jacinto waste pits in Harris County, Texas. McGinnes Industrial Maintenance Corporation (“MIMC”), an indirect wholly-owned subsidiary of WM, operated some of the waste pits from 1965 to 1966 and has been named as a site PRP. In 1998, WM acquired the stock of the parent entity of MIMC. MIMC has been working with the EPA and other named PRPs as the process of addressing the site proceeds. On April 9, 2018, MIMC and International Paper Company entered into an Administrative Order on Consent agreement with the EPA to develop a remedial design for the EPA’s proposed remedy for the site. Allocation of responsibility among the PRPs for the proposed remedy has not been established. As of September 30, 2020 and December 31, 2019, the recorded liability for MIMC’s estimated potential share of the EPA’s proposed remedy and related costs was $55 million and $56 million, respectively. MIMC’s ultimate liability could be materially different from current estimates.

Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. The following matter is disclosed in accordance with that requirement:

On July 10, 2013, the EPA issued a Notice of Violation ("NOV") to Waste Management of Wisconsin, Inc., an indirect wholly-owned subsidiary of WM, alleging violations of the Resource Conservation and Recovery Act concerning acceptance of certain waste that was not permitted to be disposed of at the Metro Recycling & Disposal Facility in Franklin, Wisconsin. The parties have agreed to resolve this matter through payment of a penalty, implementation of additional monitoring activities and revisions to waste acceptance protocols at the facility. The related Consent Decree became final in September 2020, and the outcome of this matter is not material to the Company’s business, financial condition, results of operations or cash flows.

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

In the fourth quarter of 2019, as part of our annual review process, we analyzed the Areas’ income from operations margins for purposes of segment reporting and realigned our Solid Waste tiers to reflect recent changes in their relative economic characteristics and prospects. These changes are the results of various factors including acquisitions, divestitures, business mix and the economic climate of various geographies. As a result, we reclassified the Western Canada Area from Tier 1 to Tier 2 and the Northern California Area from Tier 3 to Tier 2. Reclassifications have been made to our prior period condensed consolidated financial information to conform to the current year presentation.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning our reportable segments is shown in the following table (in millions):

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(c)	Revenues	Operations(d)
Three Months Ended September 30:
2020
Solid Waste:
Tier 1	$1,521	$(295)	$1,226	$430
Tier 2	984	(209)	775	226
Tier 3	1,572	(304)	1,268	290
Solid Waste	4,077	(808)	3,269	946
Other (a)	615	(23)	592	(7)
	4,692	(831)	3,861	939
Corporate and Other (b)	—	—	—	(259)
Total	$4,692	$(831)	$3,861	$680

2019
Solid Waste:
Tier 1	$1,576	$(295)	$1,281	$436
Tier 2	998	(199)	799	226
Tier 3	1,641	(310)	1,331	298
Solid Waste	4,215	(804)	3,411	960
Other (a)	589	(33)	556	(25)
	4,804	(837)	3,967	935
Corporate and Other (b)	—	—	—	(201)
Total	$4,804	$(837)	$3,967	$734

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Intercompany	Net	Income
	Operating	Operating	Operating	from
	Revenues	Revenues(c)	Revenues	Operations(d)
Nine Months Ended September 30:
2020
Solid Waste:
Tier 1	$4,442	$(846)	$3,596	$1,139
Tier 2	2,813	(597)	2,216	596
Tier 3	4,566	(873)	3,693	776
Solid Waste	11,821	(2,316)	9,505	2,511
Other (a)	1,723	(77)	1,646	(42)
	13,544	(2,393)	11,151	2,469
Corporate and Other (b)	—	—	—	(689)
Total	$13,544	$(2,393)	$11,151	$1,780

2019
Solid Waste:
Tier 1	$4,602	$(853)	$3,749	$1,268
Tier 2	2,897	(580)	2,317	656
Tier 3	4,780	(900)	3,880	850
Solid Waste	12,279	(2,333)	9,946	2,774
Other (a)	1,757	(94)	1,663	(92)
	14,036	(2,427)	11,609	2,682
Corporate and Other (b)	—	—	—	(631)
Total	$14,036	$(2,427)	$11,609	$2,051
(a)	“Other” includes (i) our Strategic Business Solutions (“WMSBS”) business; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our Energy and Environmental Services (“EES”) and WM Renewable Energy businesses that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.

Income from operations for the Other segment for the three and nine months ended September 30, 2020 was impacted primarily by an increase in revenue for our WMSBS and WM Renewable Energy businesses as a result of new contract activities in the current year periods and a new renewable energy facility coming online which drove an increase in commodity sales, respectively. Additionally, the nine month period is impacted by a $16 million non-cash charge to write off certain equipment costs recorded in the prior year period offset, in part, by (i) a decrease in revenue within our EES business and (ii) the non-cash impairment of certain assets within our WM Renewable Energy business in the current year period.

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

In the second quarter of 2020, we recognized $61 million of non-cash impairment charges, including $41 million related to our energy services assets in our Tier 1 segment. Refer to Note 9 for additional information. Our 2020 operating results were also negatively impacted by revenue declines, as a result of the COVID-19 pandemic, in our landfill and industrial and commercial collection businesses beginning in March 2020 and continuing through the third quarter of 2020, although we began to experience notable recoveries in volumes during the third quarter of 2020.

The mix of operating revenues from our major lines of business are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Commercial	$1,025	$1,069	$3,016	$3,147
Residential	662	661	1,969	1,956
Industrial	709	766	2,027	2,190
Other collection	120	130	347	361
Total collection	2,516	2,626	7,359	7,654
Landfill	946	993	2,707	2,880
Transfer	482	471	1,362	1,357
Recycling	290	245	819	800
Other (a)	458	469	1,297	1,345
Intercompany (b)	(831)	(837)	(2,393)	(2,427)
Total	$3,861	$3,967	$11,151	$11,609
(a)	The “Other” line of business includes (i) our WMSBS business; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Activity related to collection, landfill, transfer and recycling within “Other” has been reclassified to the appropriate line of business for purposes of the presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

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

Our 2020 operating results were negatively impacted by COVID-19, as volumes declined beginning in March 2020 and continued through the third quarter in our landfill and industrial and commercial collection businesses, due to steps taken by national and local governments to slow the spread of the virus, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. We began to experience notable recoveries in volumes during the third quarter of 2020 with many private and

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

government bodies taking steps to re-open. For customers negatively impacted by the COVID-19 pandemic, we proactively waived and suspended certain ancillary service charges, deferred certain annual price increases, extended payment terms and adjusted customer service levels during the first half of 2020. Additionally, for qualifying small and medium businesses, we have provided customers with one-month of free service upon re-opening. While these customer-centric steps also contributed to the revenue decline, these impacts were immaterial. During the third quarter, improved economic conditions positioned us to resume most business practices in accordance with our contractual terms.

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

8.    Acquisitions and Assets Held-for-Sale

2020 Acquisition and Assets Held-for-Sale

On April 14, 2019, we entered into an Agreement and Plan of Merger to acquire all outstanding shares of Advanced Disposal for $33.15 per share in cash, representing a total enterprise value at the time of $4.9 billion when including approximately $1.9 billion of Advanced Disposal’s net debt. On June 24, 2020, we entered into an amendment to the Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which a subsidiary of WM would acquire all outstanding shares of Advanced Disposal for $30.30 per share in cash, representing a total enterprise value of $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt. This acquisition grows our footprint and allows us to provide differentiated, sustainable waste management and recycling services to approximately three million new commercial, industrial and residential customers, primarily located in 16 states in the Eastern half of the U.S. The transaction closed on October 30, 2020 and is discussed further in Note 14.

On June 24, 2020, we also announced that we and Advanced Disposal entered into an agreement that provided for GFL Environmental Inc. to acquire a combination of assets from us and Advanced Disposal to address divestitures required by the U.S. Department of Justice in connection with the Advanced Disposal acquisition (as subsequently amended, the “Divestiture Agreement”). Immediately following the Merger Agreement closing on October 30, 2020, the transactions contemplated by the Divestiture Agreement were consummated and the Company received cash proceeds from the sale of $856.4 million, subject to certain post-closing adjustments. These transactions are discussed further in Note 14.

As of September 30, 2020, the WM assets to be divested met the criteria to be classified as held-for-sale and have been classified as such within other current assets and accrued liabilities, as appropriate, in our Condensed Consolidated Balance Sheet. The carrying amounts of the assets and liabilities, which are primarily in our Tier 2 and Tier 3 segments, that have been classified as held-for-sale are $53 million of property and equipment and goodwill and $17 million of landfill liabilities.

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was funded using commercial paper borrowings and the acquisition accounting for this transaction was finalized in 2019. The operating results of the acquired business did not have a material impact to our consolidated financial statements for the periods presented herein. Given the significant change in energy market dynamics from the time of the acquisition, we have seen a decline in the fair value of certain of these assets from the time of acquisition. The impairment recognized during the second quarter of 2020 is discussed further in Note 9.

9.    Asset Impairments and Unusual Items

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the nine months ended September 30, 2020, we recognized $68 million of non-cash impairment charges primarily related to the following:

Energy Services Asset Impairments— During the second quarter of 2020, the Company tested the recoverability of certain energy services assets in our Tier 1 segment. Indicators of impairment included (i) the sharp downturn in oil demand that has led to a significant decline in oil prices and production activities, which we project will have long-term impacts on the utilization of our assets and (ii) significant shifts in our business, including increases in competition and customers choosing to bury waste on site versus in a landfill, reducing our revenue outlook. The Company determined that the carrying amount of the asset group was not fully recoverable. As a result, we recognized $41 million of non-cash impairment charges primarily related to two landfills and an oil field waste injection facility in our Tier 1 segment. We wrote down the net book value of these assets to their estimated fair value using an income approach based on estimated future cash flow projections (Level 3). The aggregate fair value of the impaired asset group was $8 million as of June 30, 2020. The Company tested the recoverability of an additional $239 million in energy services assets and determined that the carrying amount was recoverable as of June 30, 2020. No new indicators of impairment were identified during the three months ended September 30, 2020.

Other Impairments — In addition to the energy services impairments noted above, during the second quarter of 2020, we recognized a $20 million non-cash impairment charge in our Tier 3 segment due to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace, which was considered an impairment indicator. As the carrying value was not recoverable, we wrote off the entire net book value of the asset using an income approach based on estimated future cash flow projections (Level 3). The impairment charge was comprised of $12 million related to the carrying value of the asset and $8 million related to the acceleration of the expected timing of capping, closure and post-closure activities, which is discussed further in Note 2.

Additionally, during the third quarter of 2020, we recognized $7 million of net charges primarily related to non-cash impairments of certain assets within our WM Renewable Energy business in our Other segment. As the carrying values of the assets were not recoverable, we wrote off their entire net carrying value using an income approach based on estimated future cash flow projections (Level 3).

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

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.  Accumulated Other Comprehensive Income (Loss)

The changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, which is included as a component of Waste Management, Inc. stockholders’ equity, are as follows (in millions, with amounts in parentheses representing decreases to accumulated other comprehensive income):

			Foreign	Post-
		Available-	Currency	Retirement
	Derivative	for-Sale	Translation	Benefit
	Instruments	Securities	Adjustments(a)	Obligations	Total
December 31, 2019	$(24)	$38	$(21)	$(1)	$(8)
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $1, $3, $0 and $0, respectively	4	7	(23)	—	(12)
Amounts reclassified from accumulated other comprehensive (income) loss, net of tax (expense) benefit of $2, $0, $0 and $0, respectively	5	—	—	(1)	4
Net current period other comprehensive income (loss)	9	7	(23)	(1)	(8)
September 30, 2020	$(15)	$45	$(44)	$(2)	$(16)
(a)	Foreign currency translation adjustments were impacted by a decrease in the Canadian/U.S. dollar exchange rate from 0.7698 at December 31, 2019 to 0.7507 at September 30, 2020.

We entered into interest rate derivatives during 2020, all of which were classified as a cash flow hedges and are discussed further in Note 3. We had no active derivatives outstanding during 2019. Amounts reclassified out of accumulated other comprehensive income (loss) associated with our previously terminated cash flow hedges were not material for the periods presented.

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

As of September 30, 2020, the Company has authorization for $918 million of future share repurchases. To enhance our liquidity position in response to COVID-19 as well as funding of the Advanced Disposal acquisition, we elected to temporarily suspend additional share repurchases for the foreseeable future. Any future share repurchases pursuant to this authorization of our Board of Directors will be made at the discretion of management and will depend on factors similar to those considered by the Board of Directors in making dividend declarations, including our net earnings, financial condition and cash required for future business plans, growth and acquisitions.

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Fair Value Measurements

Assets and Liabilities Accounted for at Fair Value

Our assets and liabilities that are measured at fair value on a recurring basis include the following (in millions):

	September 30,	December 31,
	2020	2019
Fair Value Measurements Using:
Quoted prices in active markets (Level 1):
Cash equivalents and money market funds	$695	$3,527
Significant other observable inputs (Level 2):
Available-for-sale securities (a)	386	350
Interest rate derivatives	4	—
Significant unobservable inputs (Level 3):
Redeemable preferred stock (b)	49	49
Total Assets	$1,134	$3,926
(a)	Our available-for-sale securities generally mature over the next nine years.
(b)	When available, Level 3 investments have been measured based on third-party investors’ recent or pending transactions in these securities, which are considered the best evidence of fair value. When this evidence is not available, we use other valuation techniques as appropriate and available. These valuation methodologies may include transactions in similar instruments, discounted cash flow techniques, third-party appraisals or industry multiples and public company comparable transactions.

See Note 9 for information related to our nonrecurring fair value measurements and the impact of impairments.

Fair Value of Debt

As of September 30, 2020 and December 31, 2019, the carrying value of our debt was $10.4 billion and $13.5 billion, respectively. The estimated fair value of our debt was approximately $11.7 billion and $14.5 billion as of September 30, 2020 and December 31, 2019, respectively. The decrease in the fair value of our debt when comparing September 30, 2020 to December 31, 2019 is primarily related to net repayments of $3.1 billion during 2020 partially offset by fluctuations in current market rates for similar types of debt instruments.

Although we have determined the estimated fair value amounts using available market information and commonly accepted valuation methodologies, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of the instruments, could realize in a current market exchange. The use of different assumptions or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on Level 2 inputs of the fair value hierarchy available as of September 30, 2020 and December 31, 2019. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

13.  Variable Interest Entities

Following is a description of our financial interests in unconsolidated and consolidated variable interest entities that we consider significant:

WASTE MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Low-Income Housing Properties and Refined Coal Facility Investments

We do not consolidate our investments in entities established to manage low-income housing properties and a refined coal facility because we are not the primary beneficiary of these entities as we do not have the power to individually direct the activities of these entities. Accordingly, we account for these investments under the equity method of accounting. Our aggregate investment balance in these entities was $243 million and $309 million as of September 30, 2020 and December 31, 2019, respectively. The debt balance related to our investments in low-income housing properties was $226 million and $269 million as of September 30, 2020 and December 31, 2019, respectively. During the first quarter of 2020, the entity which holds the investment in the refined coal facility sold the majority of its assets, which resulted in a $7 million non-cash impairment of our investment. Additional information related to these investments is discussed in Note 4.

Trust Funds for Final Capping, Closure, Post-Closure or Environmental Remediation Obligations

Unconsolidated Variable Interest Entities — Trust funds that are established for both the benefit of the Company and the host community in which we operate are not consolidated because we are not the primary beneficiary of these entities as (i) we do not have the power to direct the significant activities of the trusts or (ii) power over the trusts’ significant activities is shared. Our interests in these trusts are accounted for as investments in unconsolidated entities and receivables. These amounts are recorded in other receivables, investments in unconsolidated entities and long-term other assets in our Condensed Consolidated Balance Sheets, as appropriate. We also reflect our share of the unrealized gains and losses on available-for-sale securities held by these trusts as a component of our accumulated other comprehensive income (loss). Our investments and receivables related to these trusts had an aggregate carrying value of $101 million as of September 30, 2020 and December 31, 2019.

Consolidated Variable Interest Entities — Trust funds for which we are the sole beneficiary are consolidated because we are the primary beneficiary. These trust funds are recorded in restricted trust and escrow accounts in our Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities held by these trusts are recorded as a component of accumulated other comprehensive income (loss). These trusts had a fair value of $112 million and $109 million as of September 30, 2020 and December 31, 2019, respectively.

14.  Subsequent Events

On October 30, 2020, we closed our acquisition of Advanced Disposal, which is discussed further in Note 8. We are currently in the process of valuing the assets acquired and liabilities assumed in the business combination. As a result, we are not yet able to provide the amounts to be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other related disclosures. We will disclose this and other related information in our Form 10-K for the year ended December 31, 2020. Total enterprise value of the acquisition was $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt and is subject to post-closing adjustments. The acquisition was funded using our $3.0 billion revolving credit facility and commercial paper borrowings. Refer to Note 3 for further discussion of our $3.0 billion revolving credit facility and commercial paper program.

We and Advanced Disposal entered into a Divestiture Agreement that provided for GFL Environmental Inc. to acquire a combination of assets from us and Advanced Disposal to address divestitures required by the U.S. Department of Justice in connection with the Advanced Disposal acquisition. Immediately following the Merger Agreement closing on October 30, 2020, the transactions contemplated by the Divestiture Agreement were consummated and the Company received cash proceeds from the sale of $856.4 million, subject to certain post-closing adjustments.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are made subject to the safe harbor protections provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “forecast,” “project,” “estimate,” “intend,” and words of a similar nature and include estimates or projections of financial and other data; comments on expectations relating to future periods; plans or objectives for the future; and statements of opinion, view or belief about current and future events, circumstances or performance. You should view these statements with caution. They are based on the facts and circumstances known to us as of the date the statements are made. These forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those set forth in such forward-looking statements, including but not limited to, increased competition; pricing actions; failure to implement our optimization, growth, and cost savings initiatives and overall business strategy; failure to identify acquisition targets and negotiate attractive terms; failure to integrate the acquisition of Advanced Disposal Services, Inc. (“Advanced Disposal”) or other acquisitions; failure to obtain the results anticipated from the acquisition of Advanced Disposal or other acquisitions; environmental and other regulations, including developments related to emerging contaminants and renewable fuel; commodity price fluctuations; international trade restrictions; weakness in general economic conditions and capital markets; public health risk and other impacts of COVID-19 or similar pandemic conditions, including increased costs, social and commercial disruption, service reductions and other adverse effects on our business, financial condition, results of operations and cash flows; failure to obtain and maintain necessary permits; disposal alternatives and waste diversion; declining waste volumes; failure to develop and protect new technology; failure of technology to perform as expected, including implementation of a new enterprise resource planning system; failure to prevent, detect and address cybersecurity incidents or comply with privacy regulations; significant environmental or other incidents resulting in liabilities and brand damage; significant storms and destructive events influenced by climate change; labor disruptions; impairment charges; negative outcomes of litigation or governmental proceedings and other risks discussed in our filings with the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1A. Risk Factors, included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. We assume no obligation to update any forward-looking statement, including financial estimates and forecasts, whether as a result of future events, circumstances or developments or otherwise.

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

COVID-19 Update

In January 2020, a novel strain of coronavirus (“COVID-19”) was declared a Public Health Emergency of International Concern and was subsequently declared a global pandemic in March 2020. We have contingency plans in place to ensure continuity of operations at our collection sites, transfer stations, landfills and recycling facilities. These plans ensure that we are in compliance with federal, state, provincial and local guidelines. Key elements of our business continuity plan have been executed consistently across the organization. Our safety team has medical experts and industrial hygienists that are continuously monitoring and incorporating guidance from relevant authorities. To date our existing personal protective equipment, hygiene and operating procedures comply with guidelines established to protect our employees from additional risks associated with COVID-19.

The COVID-19 pandemic and related measures have had a significant adverse impact on many sectors of the economy. Waste Management provides essential services to a diverse customer base and, as a result, many elements of our business are less exposed to variability. Despite these favorable attributes of our business model, we expect the impacts of COVID-19 on our business to continue for the remainder of the year.

COVID-19 began to impact our business in mid-March 2020, the results of which are described in detail under Results of Operations below. The challenges posed by the COVID-19 pandemic on the global economy increased rapidly at the end of the first quarter of 2020 and have continued through the date of this report, impacting our business in most geographies and across a variety of our customer types. Steps taken by national and local governments to slow the spread of the virus, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing resulted in revenue declines at our landfills, as well as decreased demand from our industrial and commercial collection customers. Additionally, within the residential line of business, the cost to service our customers has increased as stay-at-home orders and continuing work-from-home trends have increased the waste we collect. While we have seen improvement in our landfill and industrial and commercial collection volumes, from the lowest levels observed in April 2020, uncertainty continues in the pace of business and economic recovery. In the event that cities and states pause or reverse re-openings, our improving volume trends could reverse in the near term.

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

Employees — We have prioritized the health, safety and financial security of our workforce. As local government bodies began to implement stay at home orders and as business closures became more prevalent during the first half of 2020, key steps taken for our workforce included (i) transitioning back-office employees to work-from-home; (ii) providing financial certainty to employees by guaranteeing all full-time hourly employees compensation for a 40-hour work week regardless of service decreases; (iii) securing additional personal protective equipment to bolster the safety and security of our workplaces and (iv) guaranteeing elements of incentive compensation to certain employees to reflect our appreciation for their dedication and focus on executing well in the face of the pandemic. During the third quarter, with many government bodies taking steps to re-open communities, we have returned many of our back-office employees to our offices safely and in accordance with federal and local laws and regulations.

Customers — Our top priority with respect to our customers has been ensuring that essential waste service needs continue to be safely met despite the unprecedented changes encountered in their communities. During the initial months of the pandemic, we worked with customers impacted by the COVID-19 pandemic to waive and suspend certain ancillary service charges, defer certain annual price increases, extend payment terms, adjust customer service levels and provide qualifying small and medium businesses with one month of free service upon re-opening. Beginning in July, with communities and governments re-opening, social distancing and safety measures being adopted, and signs of an improving economy, we resumed fees and price increases in accordance with our contractual terms.

The above steps, combined with our disciplined execution in our daily operations, have positioned the Company to prudently manage the challenges presented by the COVID-19 pandemic. The fundamentals of the Company continue to remain strong and we believe we have sufficient liquidity on hand to continue business operations during this volatile period.

We estimate that COVID-19 has had the following notable impacts on our results of operations for the three and nine months ended September 30, 2020:

Revenues — During the three and nine months ended September 30, 2020, we experienced a negative impact to revenue of approximately $240 million and $680 million, respectively, that we attribute to reductions in customers’ waste service needs as a result of COVID-19. While the customer-centric steps discussed above have also contributed to this revenue decline, these impacts have been relatively immaterial to the overall revenue decline. As mentioned above, our volumes, particularly in our landfill and industrial and commercial collection lines of businesses, have improved from the lows experienced in April 2020, though the pace of volume recovery has moderated in recent weeks.

Operating Expenses — Volume-driven revenue declines and our strategic focus on proactive cost management led to a significant reduction in certain variable operating expenses. These reductions have been most significant in labor costs where we have focused on developing an optimal work week which reduces overtime hours, and maintenance and repairs. The revenue declines due to the COVID-19 pandemic have had a greater impact on our higher margin business lines, which could have negatively impacted our operating costs as a percentage of revenues. Despite this, our proactive cost management efforts have positioned us to reduce our overall operating expenses as a percentage of revenues when compared with the prior year periods. These cost decreases have been partially offset by the impacts of (i) the 40-hour work week guarantee and (ii) increases in container weights in our residential collection line of business, which increased our overall cost to serve these customers. However, we are starting to see a decline in each of these costs as volumes return and residential container weights normalize as schools and businesses are re-opening.

Selling, General and Administrative Expenses — COVID-19 impacts on our customers and related customer receipts has led to an increase in the provision for bad debts for the nine months ended September 30, 2020. However, we are encouraged to see overall improvement in the provision for bad debts driven by successful collection efforts during the three months ended September 30, 2020. Additionally, during both the three and nine months ended September 30, 2020 we incurred costs associated with transitioning back-office employees to a work-from-home environment and costs related to employee pay guarantees.

The ultimate impacts of COVID-19 on our long-term outlook for the business will depend on future developments, including the duration of the pandemic and pace of economic recovery. These factors and their impacts on our business, financial condition, results of operations and cash flows are uncertain and cannot be predicted at this time. We remain focused on the diligent and safe execution of our daily operations. Additionally, we are focused on ensuring that we emerge from this pandemic a stronger, more differentiated company positioned as the service provider of choice for the long-term.

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

Despite some industry consolidation in recent years, we encounter intense competition from governmental, quasi-governmental and private service providers based on pricing, service quality, customer experience and breadth of service offerings. Our industry is directly affected by changes in general economic factors, including increases and decreases in consumer spending, business expansions and construction activity. These factors generally correlate to volumes of waste generated and impact our revenue. Negative economic conditions, including the impact of COVID-19, can and have caused customers to reduce their service needs. Such negative economic conditions, in addition to competitor actions, can and have made it more challenging to implement our pricing strategy and negotiate, renew or expand service contracts with acceptable margins. We also encounter competition for acquisitions and growth opportunities. General economic factors and the market for consumer goods, in addition to regulatory developments, can also significantly impact commodity prices for the recyclable materials we sell. Significant components of our operating expenses vary directly as we experience changes in revenue due to volume. Volume changes can vary dramatically by line of business and decreases in volumes in higher margin businesses, such as what we have seen with COVID-19, can impact key financial metrics, particularly operating expense as a percentage of revenue. In this type of environment, we must dynamically manage our cost structure.

Our financial results for the three and nine months ended September 30, 2020 reflect declines in our collection and disposal lines of business as a result of the negative impacts of COVID-19. These impacts began in March 2020 and continued through the third quarter of 2020, although we began to experience notable recoveries in volumes during the third quarter of 2020. Given the ongoing pressures on the business from COVID-19, we continue to take proactive steps to reduce costs and maximize cash flow. These steps include (i) optimizing our route structure to respond proactively to lower industrial and commercial collection volumes; (ii) implementing an optimal work week which reduces overtime hours; (iii) limiting hiring and optimizing the existing workforce through greatly improved retention and reduced turnover and (iv) reducing or eliminating certain non-essential costs and expenses like travel and entertainment. Additionally, to enhance our liquidity, we are maintaining a disciplined focus on capital management by aligning additional investments with the revenue generation of the business, reducing capital spending on our landfill assets, and managing container capital in conjunction with our customers’ volumes. We have also elected to temporarily suspend additional share repurchases for the remainder of 2020.

COVID-19 has also had impacts on the recycling line of business, including the creation of a short-term dislocation in the supply and demand dynamics for recycled commodities in the U.S. which increased market prices for certain commodities. While the recent decline in supply of recycled materials drove an increase in market prices for certain commodities, we continue to invest and seek opportunities for cost improvement as we remain steadfast in our commitment to improve the profitability and returns of the recycling line of business in any economic environment. We have maintained our focus on converting to a fee-based pricing model that addresses the cost of processing materials and the impact on our cost structure to manage contamination in the recycling stream.

We believe that the Company’s industry-leading asset network and strategic focuses on investing in people and technology will give the Company the necessary tools to address the challenges presented by the COVID-19 pandemic and the impacts on our industry. In line with our commitment to continuous improvement and a differentiated customer experience, we are accelerating our customer service digitalization initiative to change the way we interact with our customers. Enhancements made through this initiative are designed to seamlessly and digitally connect all the Company’s functions required to service our customers in order to provide the best experience and service.

Current Period Financial Results

During the third quarter of 2020, we delivered strong operating income and cash flows despite revenue declines in our collection and disposal lines of business due to the COVID-19 pandemic. We continue to take intentional steps to decrease our operating costs and eliminate discretionary selling, general and administrative expenses to mitigate the impact from the declines in our volumes. In addition to our focus on reducing certain costs, we took proactive steps to manage our capital spending.

Key elements of our financial results for the current quarter include:

●	Revenues of $3,861 million, compared with $3,967 million in the prior year period, a decrease of $106 million, or 2.7%. This is a significant improvement from the same comparison for the second quarter of 2020, where revenues declined by 9.8% on a year-over-year basis. In the third quarter of 2020, the year-over-year comparison continued to be negatively impacted by volume declines resulting from a reduction in customers’ waste service needs associated with the COVID-19 pandemic. In addition, the Company’s year-over-year revenue comparison was impacted by (i) a decline of $42 million from lower fuel surcharges due to a significant decrease in market rates for diesel fuel and (ii) natural disaster clean-up efforts in 2019. For the three and nine months ended September 30, 2020, natural disaster related events were inconsequential to our results. These revenue declines have been partially offset by increases in revenue from collection and disposal yield, and recycling yield driven by higher commodity prices;
●	Operating expenses of $2,332 million, or 60.4% of revenues, compared with $2,441 million, or 61.5% of revenues, in the prior year period. The $109 million decrease is directly related to proactive steps taken to manage our variable costs in the lower volume environment. The revenue declines due to the COVID-19 pandemic have had a greater impact on our higher margin business lines, which could have negatively impacted operating costs as a percentage of revenues. Despite this, our proactive cost management efforts positioned us to reduce overall operating expenses as a percentage of revenues when compared with the prior year period;
●	Selling, general and administrative expenses of $416 million, or 10.8% of revenues, compared with $386 million, or 9.7% of revenues, in the prior year period. The year-over-year increase is primarily attributable to (i) higher long-term incentive compensation costs; (ii) increased acquisition-related costs; (iii) higher costs associated with investments in our people and technology and (iv) costs incurred as a direct result of the COVID-19 pandemic. These cost increases were offset, in part, by the proactive steps that we have taken to reduce discretionary expenses;
●	Income from operations was $680 million, or 17.6% of revenues, compared with $734 million, or 18.5% of revenues, in the prior year period. The proactive steps that management has taken to control our costs in a period of volume decline has significantly mitigated the negative impact to our income from operations. However, the year-over-year comparison has been affected by (i) higher long-term incentive compensation costs; (ii) an increase in spending for the acquisition of Advanced Disposal; (iii) investments we are making in technology and

(iv) net charges primarily related to non-cash impairments of certain assets within our WM Renewable Energy business and restructuring costs associated with our customer service and sales functions during the current year period;
●	Net income attributable to Waste Management, Inc. was $390 million, or $0.92 per diluted share, compared with $495 million, or $1.16 per diluted share, in the prior year period. In addition to the activity discussed above, net income in the current period was also impacted by a pre-tax loss of $52 million associated with the early extinguishment of debt;
●	Net cash provided by operating activities was $1,029 million compared with $952 million in the prior year period. We continued to generate strong cash from operations in the third quarter of 2020 due to the resilience of our business, improved customer receipts and deliberate steps we have taken to reduce our costs in response to lower volumes. Strong operating performance provided the foundation for the current quarter’s cash from operations, with the increase from the prior year quarter driven by (i) favorable changes in our operating assets and liabilities, net of effects of acquisitions and divestitures; (ii) cash benefits associated with deferring certain payroll taxes as provided for by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and (iii) lower income tax payments due to a decrease in pre-tax income and the timing of estimated tax payments. These positive cash flow impacts have been partially offset by an increase in interest payments related to debt incurred to position us to fund the Advance Disposal acquisition; and
●	Free cash flow was $691 million compared with $478 million in the prior year period. The increase in free cash flow is due to the increase in net cash provided by operating activities noted above and an intentional reduction in capital expenditures during the current year period where we have taken proactive steps to reduce the amount of capital spending required to align with the lower volumes in our business. Free cash flow is a non-GAAP measure of liquidity. Refer to Free Cash Flow below for our definition of free cash flow, additional information about our use of this measure, and a reconciliation to net cash provided by operating activities, which is the most comparable GAAP measure.

Results of Operations

Operating Revenues

We evaluate, oversee and manage the financial performance of our Solid Waste business subsidiaries through our 17 Areas. We also provide additional services that are not managed through our Solid Waste business, including operations managed by both our Strategic Business Solutions (“WMSBS”) and Energy and Environmental Services (“EES”) businesses, recycling brokerage services, landfill gas-to-energy services and certain other expanded service offerings and solutions. The mix of operating revenues from our major lines of business is reflected in the table below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Commercial	$1,025	$1,069	$3,016	$3,147
Residential	662	661	1,969	1,956
Industrial	709	766	2,027	2,190
Other collection	120	130	347	361
Total collection	2,516	2,626	7,359	7,654
Landfill	946	993	2,707	2,880
Transfer	482	471	1,362	1,357
Recycling	290	245	819	800
Other (a)	458	469	1,297	1,345
Intercompany (b)	(831)	(837)	(2,393)	(2,427)
Total	$3,861	$3,967	$11,151	$11,609
(a)	The “Other” line of business includes (i) our WMSBS business; (ii) our landfill gas-to-energy operations; (iii) certain services within our EES business, including our construction and remediation services and our services associated with the disposal of fly ash and (iv) certain other expanded service offerings and solutions. In addition, our “Other” line of business reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity. Activity related to collection, landfill, transfer and recycling within “Other” has been reclassified to the appropriate line of business for purposes of the presentation in this table.
(b)	Intercompany revenues between lines of business are eliminated in the Condensed Consolidated Financial Statements included within this report.

The following table provides details associated with the period-to-period changes in revenues and average yield (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2020 vs. 2019				Period-to-Period Change for the Nine Months Ended September 30, 2020 vs. 2019
		As a % of		As a % of		As a % of		As a % of
		Related		Total		Related		Total
	Amount	Business(a)	Amount	Company(b)	Amount	Business(a)	Amount	Company(b)
Collection and disposal	$93	2.6%			$220	2.1%
Recycling commodities (c)	39	16.6			4	0.6
Fuel surcharges and mandated fees	(42)	(27.3)			(118)	(25.3)
Total average yield (d)			$90	2.3%			$106	0.9%
Volume			(197)	(5.0)			(593)	(5.1)
Internal revenue growth			(107)	(2.7)			(487)	(4.2)
Acquisitions			4	—			43	0.4
Divestitures			(1)	—			(3)	—
Foreign currency translation			(2)	—			(11)	(0.1)
Total			$(106)	(2.7)%			$(458)	(3.9)%
(a)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s related business revenue adjusted to exclude the impacts of divestitures for the current year period.
(b)	Calculated by dividing the increase or decrease for the current year period by the prior year period’s total Company revenue adjusted to exclude the impacts of divestitures for the current year period.
(c)	Includes combined impact of commodity price variability and changes in fees.
(d)	The amounts reported herein represent the changes in our revenue attributable to average yield for the total Company.

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

The details of our revenue growth from collection and disposal average yield are as follows (dollars in millions):

	Period-to-Period Change for the		Period-to-Period Change for the
	Three Months Ended		Nine Months Ended
	September 30, 2020 vs. 2019		September 30, 2020 vs. 2019
		As a % of		As a % of
		Related		Related
	Amount	Business	Amount	Business
Commercial	$34	3.4%	$73	2.5%
Industrial	21	3.0	51	2.5
Residential	22	3.5	50	2.6
Total collection	77	3.2	174	2.5
Landfill	7	1.1	24	1.3
Transfer	9	3.6	22	3.0
Total collection and disposal	$93	2.6%	$220	2.1%

Our overall strategic pricing efforts that are focused on improving our average unit rate have proven to be effective, despite the COVID-19 pandemic, particularly in our commercial business. During the second quarter of 2020, in order to support the continuity of our customers’ businesses, we made certain customer-centric pricing decisions such as temporarily waiving and suspending certain ancillary service charges as well as delaying price increases in certain markets, which negatively impacted our year-to-date average yield. However, beginning in July 2020, we resumed fees and price increases in accordance with contractual terms and our average yield rebounded as expected.

Recycling Commodities — During the three months ended September 30, 2020, there was a 33% increase in average market prices for the recycled commodities we sell when compared to the prior year. The significant increase was driven by a short-term dislocation in supply and demand dynamics for recycled materials, largely due to COVID-19 decreases in the supply of recycled materials. For the nine months ended September 30, 2020, average market prices for recycled commodities increased approximately 7% compared to the prior year. We expect market pricing levels to remain relatively flat for the remainder of the year. While these prices are meaningfully higher than 2019 market pricing levels, they continue to be well below long-term averages.

Fuel Surcharges and Mandated Fees — These fees, which are predominantly generated by our fuel surcharge program, declined $42 million and $118 million for the three and nine months ended September 30, 2020, respectively, as compared with the prior year periods. These revenues are based on, and fluctuate in response to, changes in the national average prices for diesel fuel. Given the downturn in oil and gas markets, market prices for diesel fuel decreased approximately 20% and 15% for the three and nine months ended September 30, 2020, respectively, compared with the prior year periods. Additionally, we have taken steps to transition certain customers’ pricing away from non-variable fuel structures, which has further contributed to the year-over-year decline.

The mandated fees are primarily related to fees and taxes assessed by various state, county and municipal government agencies at our landfills and transfer stations. These amounts have not significantly impacted the change in revenue for the three and nine months ended September 30, 2020.

Volume

Our revenues from volumes (excluding volumes from acquisitions and divestitures) decreased $197 million, or 5.0%, and $593 million, or 5.1%, for the three and nine months ended September 30, 2020, respectively, as compared with the prior year periods.

Beginning in March 2020 and continuing throughout the third quarter of 2020, our industrial and commercial collection and landfill businesses experienced significant volume declines as a result of the COVID-19 pandemic. While we have seen improvement in our landfill and industrial and commercial collection volumes, from the lowest levels observed in April 2020, our volumes continue to be meaningfully below prior year, particularly in special waste and construction and demolition volumes at the landfill and project-driven work in the industrial collection business. We are optimistic about the improving trend seen over the course of the third quarter, during which we saw sequential improvement in almost every part of our business. However, we remain cautious about the extent of volume recovery as we have seen the pace of such recovery moderate in recent weeks, and there remains risk that private and government bodies could pause or reverse re-openings in response to COVID-19 developments. Additionally, while natural disaster clean-up efforts benefited our 2019 volumes, they were inconsequential to our results for the three and nine months ended September 30, 2020.

Operating Expenses

The following table summarizes the major components of our operating expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
Labor and related benefits	$682	17.7%	$717	18.1%	$2,007	18.0%	$2,087	18.0%
Transfer and disposal costs	293	7.6	304	7.7	838	7.5	867	7.5
Maintenance and repairs	325	8.4	345	8.7	963	8.6	1,012	8.7
Subcontractor costs	389	10.1	404	10.2	1,117	10.0	1,140	9.8
Cost of goods sold	141	3.6	123	3.1	399	3.6	435	3.7
Fuel	61	1.6	101	2.5	194	1.7	306	2.6
Disposal and franchise fees and taxes	157	4.1	164	4.1	446	4.0	471	4.1
Landfill operating costs	91	2.3	92	2.3	292	2.6	283	2.4
Risk management	70	1.8	69	1.7	201	1.8	204	1.8
Other	123	3.2	122	3.1	384	3.5	377	3.3
	$2,332	60.4%	$2,441	61.5%	$6,841	61.3%	$7,182	61.9%

As discussed above in Operating Revenues, year-over-year decreases in our landfill and industrial and commercial collection volumes, primarily due to the impacts of COVID-19, have significantly impacted the three and nine months ended September 30, 2020. The reductions in most operating expense categories during the reported periods are directly related to proactive steps taken to manage our variable costs in the lower volume environment. The revenue declines due to the COVID-19 pandemic have had a greater impact on our higher margin business lines, which could have negatively impacted operating costs as a percentage of revenues. Despite this, our proactive cost management efforts positioned us to reduce our overall operating expenses as a percentage of revenues when compared with the prior year periods.

Significant items affecting the comparability of operating expenses for the reported periods include:

Labor and Related Benefits — The decrease in labor and related benefits costs was largely driven by decreases in volume in our industrial and commercial collection businesses. Our proactive steps positioned us to (i) optimize our route structure to respond to lower industrial and commercial collection volumes and (ii) implement an optimal work week which reduces overtime hours. Additionally, the decrease was attributable to (i) improved efficiency including from lighter road traffic and optimizing driver schedules; (ii) lower headcount due to employee attrition coupled with proactive steps to defer hiring due to COVID-19 driven uncertainty and (iii) lower annual incentive compensation. Additionally, for the nine month comparison, labor and related benefits were impacted by reduced health and welfare costs. These decreases were partially offset by annual merit increases.

Transfer and Disposal Costs — The decrease in transfer and disposal costs was largely driven by volume declines in our industrial and commercial collection businesses as a result of COVID-19.

Maintenance and Repairs — The decrease in maintenance and repairs costs was largely driven by proactive steps to optimize routes and reduce overtime hours to address the volume declines discussed above. The most significant components of our non-labor savings was on third-party services, parts, supplies, building costs and container repairs. In addition, the nine months ended September 30, 2019, was impacted by a $16 million non-cash charge to write off certain equipment costs related to our Other segment.

Subcontractor Costs — The decrease in subcontractor costs for the three and nine months ended September 30, 2020, was largely driven by COVID-19 related volume declines in our industrial collection business. Additionally, the decrease for the three month period was due to lower costs in our EES business due to some projects ending during the third and fourth quarters of the prior year and some projects scaling down during 2020. These declines were partially offset by an increase in business activity in our WMSBS business. Our WMSBS and EES businesses rely more extensively on subcontracted hauling than our collection and disposal business.

Cost of Goods Sold — Market prices for recycled commodities is the primary driver for the variability in our cost of goods sold. Cost of goods sold for the three months ended September 30, 2020 increased when compared to the prior year due to an increase in the market prices for recycled commodities, partly offset by a decline in recycling volumes. For the nine month comparison, cost of goods sold decreased as compared to the prior year period in spite of the increase in commodity prices. This is largely due to lower recycling volumes due to COVID-19, coupled with a higher percentage of our overall recycled commodity sales targeted at domestic markets.

Fuel — The decrease in fuel costs was primarily due to (i) a period-over-period benefit from federal alternative fuel credits; (ii) a decline in market prices for diesel fuel; (iii) lower costs resulting from the continued conversion of our fleet to natural gas vehicles and (iv) volume declines.

Disposal and Franchise Fees and Taxes — The decrease in disposal and franchise fees and taxes for the reported periods was primarily related to lower volumes in our landfill line of business, largely driven by the impact of COVID-19.

Landfill Operating Costs — The increase in costs for the nine months ended September 30, 2020, was primarily due to higher leachate management costs compared to the prior year period. Additionally, the nine month periods included charges of $10 million in the first quarter of 2020 and $7 million in the second quarter of 2019, due to decreases in the risk-free discount rate, which is based on the rate for U.S. Treasury bonds, used in the measurement of our environmental remediation obligations and recovery assets. This increase was partially offset by declining volumes at our landfills.

Selling, General and Administrative Expenses

The following table summarizes the major components of our selling, general and administrative expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
Labor and related benefits	$274	7.1%	$254	6.4%	$748	6.7%	$769	6.6%
Professional fees	53	1.4	36	0.9	167	1.5	114	1.0
Provision for bad debts	4	0.1	7	0.2	40	0.4	26	0.2
Other	85	2.2	89	2.2	263	2.3	277	2.4
	$416	10.8%	$386	9.7%	$1,218	10.9%	$1,186	10.2%

Selling, general and administrative expenses for the three and nine months ended September 30, 2020 have increased due to (i) incremental costs incurred in connection with the acquisition and integration of Advanced Disposal and (ii) strategic investments in technology, including planned investments in a new enterprise resource planning system and accelerated investments in customer service digitalization. Additionally, selling, general and administrative expenses as a percent of revenue have increased in 2020 due to the decline in volume-related revenues. The nine months was also impacted by an increase in the provision for bad debts due to negative impacts on customer receipts experienced due to the COVID-19 pandemic.

We consistently manage our costs, particularly those incurred for discretionary initiatives, to ensure that we are optimizing our customer service, back-office effectiveness and profitability. As a result of the declines in revenue from the COVID-19 pandemic, we specifically focused on reducing costs for advertising, travel and entertainment and professional fees other than those specifically tied to strategic initiatives. The decreases in selling, general and administrative expenses from these proactive steps have been more than offset by the items discussed above.

Significant items affecting the comparison of our selling, general and administrative expenses between the reported periods include:

Labor and Related Benefits — The increase in labor and related benefits costs for the three months ended September 30, 2020, is primarily related to higher long-term incentive compensation costs and annual merit increases. For the nine month comparison, the decrease in labor and related benefits costs as compared to the prior year period is largely due to (i) proactive steps undertaken to defer hiring; (ii) reduced health and welfare costs and (iii) lower annual incentive compensation costs. These cost decreases were offset, in part, by annual merit increases.

Professional Fees — The increase in professional fees was primarily driven by consulting fees incurred for the acquisition and integration of Advanced Disposal. In addition, we continue to make strategic investments in operating, customer-facing and back-office technologies, including our customer service digitalization platform, which will connect all the Company’s functions required to service our customers. We are also investing in the implementation of a new enterprise resource planning system.

Provision for Bad Debts — The increase in the provision for bad debts during the nine months ended September 30, 2020 is primarily due to increased collection risk associated with certain customers as a result of the COVID-19 pandemic. However, we are encouraged to see an overall improvement in customer account collections during the three months ended September 30, 2020 which resulted in a reduction in the provision for bad debts recognized during the current quarter.

Other — The decrease in other expenses for the nine months ended September 30, 2020, compared to the prior year period, was primarily due to proactive measures taken to reduce discretionary costs company-wide. Litigation costs have also declined in 2020. These cost decreases have been partially offset by increased technology infrastructure costs in 2020, which we expect to continue as we make strategic investments in our digital platform. We also incurred some one-time technology costs in the first half of the year to transition employees to work-from-home in response to the COVID-19 pandemic.

Depreciation and Amortization Expenses

The following table summarizes the components of our depreciation and amortization expenses (in millions of dollars and as a percentage of revenues):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
Depreciation of tangible property and equipment	$247	6.4%	$225	5.7%	$729	6.5%	$659	5.7%
Amortization of landfill airspace	148	3.8	152	3.8	434	3.9	440	3.8
Amortization of intangible assets	24	0.7	27	0.7	72	0.7	80	0.7
	$419	10.9%	$404	10.2%	$1,235	11.1%	$1,179	10.2%

The increase in depreciation of tangible property and equipment during the three and nine months ended September 30, 2020, compared to the prior year periods, was primarily related to investments in capital assets, including trucks and facilities. The decrease in amortization of landfill airspace during the three and nine months ended September 30, 2020, compared to the prior year periods, was driven by lower volumes at our landfills primarily as a result of the COVID-19 pandemic. The volume-related decrease in amortization of landfill airspace for the nine months ended September 30, 2020 was partially offset by charges needed to reflect changes in estimated landfill construction costs.

Restructuring

To better support our investment in customer service digitalization discussed above, we modified our field sales and customer services structures, resulting in a $7 million restructuring charge for the three months ended September 30, 2020.

(Gain) Loss from Divestitures, Asset Impairments and Unusual Items, Net

During the nine months ended September 30, 2020, we recognized $68 million of non-cash impairment charges primarily related to the following:

Energy Services Asset Impairments — During the second quarter of 2020, the Company tested the recoverability of certain energy services assets in our Tier 1 segment. Indicators of impairment included (i) the sharp downturn in oil demand that has led to a significant decline in oil prices and production activities, which we project will have long-term impacts on the utilization of our assets and (ii) significant shifts in our business, including increases in competition and customers choosing to bury waste on site versus in a landfill, reducing our revenue outlook. The Company determined that the carrying amount of the asset group was not fully recoverable. As a result, we recognized $41 million of non-cash impairment charges primarily related to two landfills and an oil field waste injection facility in our Tier 1 segment. We wrote down the net book value of these assets to their estimated fair value using an income approach based on estimated future cash flow projections (Level 3). The aggregate fair value of the impaired asset group was $8 million as of June 30, 2020. The Company tested the recoverability of an additional $239 million in energy services assets and determined that the carrying amount was recoverable as of June 30, 2020. No new indicators of impairment were identified during the three months ended September 30, 2020.

Other Impairments — In addition to the energy services impairments noted above, during the second quarter of 2020, we recognized a $20 million non-cash impairment charge in our Tier 3 segment due to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace, which was considered an impairment indicator. As the carrying value was not recoverable, we wrote off the entire net book value of the asset using an income approach based on estimated future cash flow projections (Level 3). The impairment charge was comprised of $12 million related to the carrying value of the asset and $8 million related to the acceleration of the expected timing of capping, closure and post-closure activities. The impairment is discussed further in Note 2 to the Condensed Consolidated Financial Statements.

Additionally, during the third quarter of 2020, we recognized a $7 million net charge primarily related to non-cash impairments of certain assets within our WM Renewable Energy business in our Other segment. As the carrying values of the assets were not recoverable, we wrote off their entire net carrying value using an income approach based on estimated future cash flow projections (Level 3).

Income from Operations

In the fourth quarter of 2019, as part of our annual review process, we analyzed the Areas’ income from operations margins for purposes of segment reporting and realigned our Solid Waste tiers to reflect recent changes in their relative economic characteristics and prospects. These changes are the results of various factors including acquisitions, divestitures, business mix and the economic climate of various geographies. As a result, we reclassified the Western Canada Area from

Tier 1 to Tier 2 and the Northern California Area from Tier 3 to Tier 2. Reclassifications have been made to our prior period condensed consolidated financial information to conform to the current year presentation.

The following table summarizes income from operations for our reportable segments (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,		Period-to-Period		September 30,		Period-to-Period
	2020	2019(c)	Change		2020	2019(c)	Change
Solid Waste:
Tier 1	$430	$436	$(6)	(1.4)%	$1,139	$1,268	$(129)	(10.2)%
Tier 2	226	226	—	—	596	656	(60)	(9.1)
Tier 3	290	298	(8)	(2.7)	776	850	(74)	(8.7)
Solid Waste	946	960	(14)	(1.5)	2,511	2,774	(263)	(9.5)
Other (a)	(7)	(25)	18	(72.0)	(42)	(92)	50	(54.3)
Corporate and Other (b)	(259)	(201)	(58)	28.9	(689)	(631)	(58)	9.2
Total	$680	$734	$(54)	(7.4)%	$1,780	$2,051	$(271)	(13.2)%
Percentage of revenues	17.6%	18.5%			16.0%	17.7%
(a)	“Other” includes (i) our WMSBS business; (ii) those elements of our landfill gas-to-energy operations and third-party subcontract and administration revenues managed by our EES and WM Renewable Energy businesses that are not included in the operations of our reportable segments; (iii) our recycling brokerage services and (iv) certain other expanded service offerings and solutions. In addition, our “Other” segment reflects the results of non-operating entities that provide financial assurance and self-insurance support for our Solid Waste business, net of intercompany activity.
(b)	Corporate operating results reflect certain costs incurred for various support services that are not allocated to our reportable segments. These support services include, among other things, treasury, legal, information technology, tax, insurance, centralized service center processes, other administrative functions and the maintenance of our closed landfills. Income from operations for “Corporate and Other” also includes costs associated with our long-term incentive program and any administrative expenses or revisions to our estimated obligations associated with divested operations.
(c)	In 2020, we revised allocations between our segments including (i) the discontinuation of certain allocations from Corporate and Other to Solid Waste and (ii) allocating certain insurance costs from Other to Solid Waste. Reclassifications have been made to our prior period information for comparability purposes.

The significant items affecting income from operations for our segments during the three and nine months ended September 30, 2020, as compared with the prior year periods, are summarized below:

●	Solid Waste — Income from operations for the three and nine months ended September 30, 2020 decreased on a year-over-year basis for all Tiers due to the overall negative impact of the COVID-19 pandemic resulting in revenue declines from lower volumes. Volume declines have moderated in the third quarter when compared with the more acute impacts we experienced in the second quarter of 2020. This improvement, combined with resumed fees and price increases and proactive cost management, drove significant improvement in the year-over-year comparison during the current quarter. Additionally, income from operations for our segments for the nine months ended September 30, 2020 was impacted by an increase in provisions for bad debts.

Additionally, during the nine months ended September 30, 2020, income from operations for our Tier 1 segment was impacted by $41 million of non-cash asset impairment charges primarily related to two landfills and an oil field waste injection facility. In 2019, our Tier 2 segment income from operations benefited from natural disaster clean-up efforts. For the three and nine months ended September 30, 2020, natural disaster related events were inconsequential to our results. Income from operations for our Tier 3 segment was impacted by a $20 million non-cash impairment charge related to management’s decision to close a landfill once its constructed airspace is filled and abandon any remaining permitted airspace.

●	Other — Income from operations for the Other segment for the three and nine months ended September 30, 2020 was impacted primarily by (i) an increase in revenue for our WMSBS business as a result of new contract activities; (ii) an increase in revenue in our WM Renewable Energy business as a result of a new renewable energy facility coming online which drove an increase in commodity sales and (iii) lower risk management costs.
●	Corporate and Other — The decline in income from operations for the three and nine months ended September 30, 2020 was primarily driven by increased expenses as a result of (i) preparation for our acquisition of Advanced Disposal; (ii) investments we are making in technology; (iii) higher long-term incentive compensation costs; (iv) incremental costs associated with COVID-19 pandemic and (v) charges related to the restructuring of our customer service and sales functions. These increased expenses were offset, in part, by lower health and welfare costs and lower annual incentive compensation.

Interest Expense, Net

Our interest expense, net was $97 million and $328 million for the three and nine months ended September 30, 2020, respectively, compared to $105 million and $301 million for the three and nine months ended September 30, 2019, respectively. The increase for the nine months was primarily attributable to our May 2019 issuance of $4.0 billion of senior notes, a portion of which was intended to be used to fund our planned acquisition of Advanced Disposal. We redeemed $3.0 billion of these senior notes in July 2020 resulting in a reduction in our interest expense for the three months ended September 30, 2020. The July 2020 redemption of $3.0 billion of these senior notes is discussed further in Loss on Early Extinguishment of Debt below.

Loss on Early Extinguishment of Debt

In May 2019, WM issued $4.0 billion of senior notes, including $3.0 billion of senior notes with a special mandatory redemption feature (the “SMR Notes”). We used $344 million of the proceeds from this offering to retire $257 million principal amount of certain high-coupon senior notes. The cash paid to retire the high-coupon senior notes also included $84 million of related premiums, which are classified as loss on early extinguishment of debt in our Condensed Consolidated Statement of Operations, and $3 million of accrued interest.

In July 2020, we recognized a $52 million loss on early extinguishment of debt in our Consolidated Statement of Operations related to the mandatory redemption of the SMR Notes. The loss includes $30 million of premiums paid and $22 million of unamortized discounts and debt issuance costs. Pursuant to the terms of the SMR Notes, we were required to redeem all of such outstanding notes paying debt holders 101% of the aggregate principal amounts of such notes, plus accrued but unpaid interest, as a result of the Advanced Disposal acquisition not being completed by July 14, 2020. Accordingly, the redemption was completed on July 20, 2020 using available cash on hand and, to a lesser extent, commercial paper borrowings. The cash paid included the $3.0 billion principal amount of debt redeemed, $30 million of related premiums and $8 million of accrued interest.

Equity in Net Losses of Unconsolidated Entities

We recognized equity in net losses of unconsolidated entities of $16 million and $56 million for the three and nine months ended September 30, 2020, respectively, compared to $14 million and $39 million for the three months and nine months ended September 30, 2019, respectively. The losses for each period are primarily related to our noncontrolling interests in entities established to invest in and manage low-income housing properties. We generate tax benefits, including tax credits, from the losses incurred from these investments. Additionally, the 2019 periods include losses associated with our investment in a refined coal facility. During the first quarter of 2020, the entity that holds and manages our ownership interest in the refined coal facility sold a majority of its assets resulting in a $7 million non-cash impairment charge at that time.

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

Income Tax Expense

Our income tax expense was $126 million and $288 million for the three and nine months ended September 30, 2020, respectively, compared to $120 million and $350 million for the three and nine months ended September 30, 2019, respectively. Our effective income tax rate was 24.5% and 21.4% for the three and nine months ended September 30, 2020, respectively, compared to 19.4% and 22.2% for the three and nine months ended September 30, 2019, respectively.

The increases in our income tax expense and effective income tax rate when comparing the three months ended September 30, 2020 and 2019 were driven by (i) favorable adjustments to accruals and related deferred taxes recorded in 2019 due to the filing of our 2018 income tax returns and changes in state and foreign laws; (ii) lower federal tax credits in 2020 and (iii) the detrimental impact of non-deductible transaction costs related to closing the acquisition of Advanced Disposal. The decreases in our income tax expense and effective income tax rate when comparing the nine months ended September 30, 2020 and 2019 were driven primarily by (i) a decrease in pre-tax income in 2020, which increased the effective tax rate impact of federal tax credits and (ii) a $52 million non-cash impairment charge recognized in 2019 that was not deductible for tax purposes.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, none of which directly affected our income tax expense for the three and nine months ended September 30, 2020 or are expected to have a material impact on our income tax expense in future reporting periods. The Company is evaluating the impact of the CARES Act and expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020.

Liquidity and Capital Resources

The Company consistently generates cash flow from operations that meets and exceeds our working capital needs, payment of our dividends and investment in the business through capital expenditures and acquisitions. We continually monitor our actual and forecasted cash flows, our liquidity and our capital resources, enabling us to plan for our present needs and fund unbudgeted business requirements that may arise during the year. Additionally, the Company continually takes actions to manage costs and capital spending without compromising long-term strategic priorities. Recent actions include route optimization initiatives, reducing overtime hours, limiting hiring and optimizing our workforce through improved retention and reduced turnover, reducing non-essential selling, general and administrative expenses and lowering capital expenditures to a level that is consistent with volume changes driven by COVID-19. Furthermore, as a result of the CARES Act discussed above in Income Tax Expense, we are currently benefiting from the deferral of certain payroll taxes, which will continue through the end of calendar year 2020, favorably impacting our net cash provided by operating activities. The Company believes that its investment grade credit ratings, large value of unencumbered assets and modest leverage enable it to obtain adequate financing to meet its ongoing capital, operating and other liquidity requirements.

Summary of Cash and Cash Equivalents, Restricted Trust and Escrow Accounts and Debt Obligations

The following is a summary of our cash and cash equivalents, restricted trust and escrow accounts and debt balances (in millions):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$703	$3,561
Restricted trust and escrow accounts:
Insurance reserves	$324	$270
Final capping, closure, post-closure and environmental remediation funds	112	109
Other	3	4
Total restricted trust and escrow accounts (a)	$439	$383
Debt:
Current portion	$167	$218
Long-term portion	10,255	13,280
Total debt	$10,422	$13,498
(a)	Includes $70 million as of September 30, 2020 and December 31, 2019 in other current assets in our Condensed Consolidated Balance Sheets.

As of September 30, 2020, we had $2.2 billion of debt maturing within the next 12 months, including (i) $600 million of short-term borrowings under our commercial paper program; (ii) $400 million of 4.60% senior notes that mature in March 2021; (iii) $952 million of tax-exempt bonds with term interest rate periods that expire within the next 12 months, which is prior to their scheduled maturities, and (iv) $167 million of other debt with scheduled maturities within the next 12 months, including $63 million of tax-exempt bonds. As of September 30, 2020, we have classified $2.0 billion of debt maturing in the next 12 months as long-term because we have the intent and ability to refinance these borrowings on a long-term basis as supported by the forecasted available capacity under our $3.5 billion long-term U.S. and Canadian revolving credit facility (“$3.5 billion revolving credit facility”). The remaining $167 million is classified as current obligations.

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

	September 30,	December 31,
	2020	2019
Balance Sheet Information:
Current assets	$636	$3,491
Noncurrent assets	17	16
Current liabilities	117	127
Noncurrent liabilities:
Advances due to affiliates	19,795	19,345
Other noncurrent liabilities	8,142	10,988

Nine Months Ended
September 30, 2020
Income Statement Information:
Revenue	$—
Operating income	—
Net loss	191

Summary of Cash Flow Activity

The following is a summary of our cash flows for the nine months ended September 30 (in millions):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by operating activities	$2,650	$2,852
Net cash used in investing activities	$(1,241)	$(2,096)
Net cash (used in) provided by financing activities	$(4,244)	$2,080

Net Cash Provided by Operating Activities — Our operating cash flows decreased compared with the prior year period, largely as a result of (i) an increase in interest payments in the current year period primarily associated with our May 2019 issuance of $4.0 billion of senior notes; (ii) higher bonus payments in the current year period; (iii) other net unfavorable changes in our operating assets and liabilities, net of effects of acquisitions and divestitures; (iv) a decline in operating income, primarily in the second quarter of 2020, due to COVID-19 and (v) increases in selling, general and administrative costs, particularly to support the Advanced Disposal acquisition and technology investments. These results were partially offset by (i) the cash benefit associated with deferring certain payroll taxes as provided for by the CARES Act, which is discussed in Income Tax Expense; (ii) lower income taxes paid due to a decrease in pre-tax income and timing of estimated tax payments and (iii) benefits from alternative fuel tax credits.

Net Cash Used in Investing Activities — The most significant items included in our investing cash flows for the nine months ended September 30, 2020 and 2019 are summarized below:

●	Acquisitions — We spent $3 million and $513 million for acquisitions during the nine months ended September 30, 2020 and 2019, respectively, related to our Solid Waste business. These amounts exclude cash used in financing and operating activities related to the timing of contingent consideration paid. Our acquisition spending in 2019 relates primarily to our acquisition of Petro Waste Environmental LP, which is discussed further in Note 8 to the Condensed Consolidated Financial Statements.
●	Capital Expenditures — We used $1,238 million and $1,532 million for capital expenditures during the nine months ended September 30, 2020 and 2019, respectively. The Company continues to maintain a disciplined focus on capital management to prioritize investments in the long-term growth of our business and for the replacement of aging assets; however, we are currently taking proactive steps to reduce the amount of capital spending required due to the decrease in volumes as a result of COVID-19.
●	Other, Net — The year-over-year changes in other investing activities were primarily driven by capital contributions to certain of our investments in unconsolidated entities and changes in our investment portfolio associated with a wholly-owned insurance captive. During the nine months ended September 30, 2020 and 2019, we used $19 million and $47 million, respectively, of cash from restricted cash and cash equivalents to invest in available-for-sale securities. We also used $20 million in the third quarter of 2019 to make an initial cash payment associated with a low-income housing investment. Additionally, during the first quarter of 2019, we had $17 million of cash proceeds from the redemption of our preferred stock received in conjunction with the 2014 sale of our Puerto Rico operations.

Net Cash (Used in) Provided by Financing Activities — The most significant items affecting the comparison of our financing cash flows for the nine months ended September 30, 2020 and 2019 are summarized below:

●	Debt (Repayments) Borrowings — The following summarizes our cash borrowings and repayments of debt (excluding our commercial paper program discussed below) for the nine months ended September 30 (in millions):

	2020	2019
Borrowings:
Revolving credit facility (a)	$50	$—
Senior notes	—	3,971
Canadian senior notes	—	373
Tax-exempt bonds	181	214
Other debt	—	—
	$231	$4,558
Repayments:
Revolving credit facility (a)	$(50)	$(11)
Senior notes	(3,600)	(257)
Tax-exempt bonds	(212)	(193)
Other debt	(80)	(41)
	$(3,942)	$(502)
Net cash (repayments) borrowings	$(3,711)	$4,056
(a)	Our revolving credit facility was amended and restated in November 2019 increasing the total capacity to $3.5 billion.

In May 2019, we issued $4.0 billion of senior notes to position us to fund our acquisition of Advanced Disposal. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information related to debt borrowings and repayments, including the July 2020 redemption of $3.0 billion of SMR Notes.

●	Premiums Paid on Early Extinguishment of Debt — During the nine months ended September 30, 2020, we paid premiums of $30 million to redeem $3.0 billion of SMR Notes as discussed further in Note 3 to the Condensed Consolidated Financial Statements. During the nine months ended September 30, 2019, we paid premiums of $84 million to retire certain high-coupon senior notes. See Loss on Early Extinguishment of Debt for further discussion.
●	Commercial Paper Program — During the three months ended September 30, 2020, we had net cash borrowings of $597 million under our commercial paper program. Borrowings incurred in 2020 were primarily to fund a portion of the redemption of SMR Notes and for general corporate purposes. During the nine months ended September 30, 2019, we made net cash repayments of $1,001 million under our commercial paper program. Borrowings incurred in 2019 were primarily to support acquisitions and for general corporate purposes. We repaid the outstanding balance in the second quarter of 2019 with proceeds from the May 2019 issuance of senior notes discussed above.
●	Common Stock Repurchase Program — During the three months ended March 31, 2020, we repurchased $402 million of our common stock, which includes $313 million related to a February 2020 accelerated share repurchase agreement and $89 million in open market transactions. In the first quarter of 2020, due to uncertainty associated with COVID-19 as well as our incremental funding needs for the Advanced Disposal acquisition, we elected to temporarily suspend additional share repurchases for the foreseeable future. No common stock was repurchased during the second and third quarters of 2020. During the nine months ended September 30, 2019, we repurchased $244 million of our common stock, which includes $180 million related to the May 2019 accelerated share repurchase agreement and $64 million in open market transactions. We also paid $4 million related to share repurchases executed in December 2018.
●	Cash Dividends — For the periods presented, all dividends have been declared by our Board of Directors.

We paid cash dividends of $696 million and $658 million during the nine months ended September 30, 2020 and 2019, respectively. The increase in dividend payments is due to our quarterly per share dividend increasing from $0.5125 in 2019 to $0.545 in 2020 which was offset, in part, by a reduction in the number of shares of our common stock outstanding as a result of our common stock repurchase program.

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

Our calculation of free cash flow and reconciliation to net cash provided by operating activities is shown in the table below (in millions), and may not be calculated the same as similarly-titled measures presented by other companies:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$1,029	$952	$2,650	$2,852
Capital expenditures	(343)	(483)	(1,238)	(1,532)
Proceeds from divestitures of businesses and other assets (net of cash divested)	5	9	20	29
Free cash flow	$691	$478	$1,432	$1,349

Acquisition and Assets Held-for-Sale

On April 14, 2019, we entered into an Agreement and Plan of Merger to acquire all outstanding shares of Advanced Disposal for $33.15 per share in cash, representing a total enterprise value at the time of $4.9 billion when including approximately $1.9 billion of Advanced Disposal’s net debt. On June 24, 2020, we entered into an amendment to the Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which a subsidiary of WM would acquire all outstanding shares of Advanced Disposal for $30.30 per share in cash, representing a total enterprise value of $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt. This acquisition grows our footprint and allows us to provide differentiated, sustainable waste management and recycling services to approximately three million new commercial, industrial and residential customers, primarily located in 16 states in the Eastern half of the U.S. The transaction closed on October 30, 2020 and is discussed further below in Subsequent Events.

On June 24, 2020, we also announced that we and Advanced Disposal entered into an agreement that provided for GFL Environmental Inc. to acquire a combination of assets from us and Advanced Disposal to address divestitures required by the U.S. Department of Justice in connection with the Advanced Disposal acquisition (as subsequently amended, the “Divestiture Agreement”). Immediately following the Merger Agreement closing on October 30, 2020, the transactions contemplated by the Divestiture Agreement were consummated and the Company received cash proceeds from the sale of $856.4 million, subject to certain post-closing adjustments. These transactions are discussed further below in Subsequent Events.

As of September 30, 2020, the WM assets to be divested met the criteria to be classified as held-for-sale and have been classified as such within other current assets and accrued liabilities, as appropriate, in our Condensed Consolidated Balance Sheet. The carrying amounts of the assets and liabilities that have been classified as held-for-sale, which are primarily in our Tier 2 and Tier 3 segments, are $53 million of property and equipment and goodwill and $17 million of landfill liabilities.

Subsequent Events

On October 30, 2020, we closed our acquisition of Advanced Disposal, which is discussed further in Note 8 to the Condensed Consolidated Financial Statements. We are currently in the process of valuing the assets acquired and liabilities assumed in the business combination. As a result, we are not yet able to provide the amounts to be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other related disclosures. We will disclose this and other related information in our Form 10-K for the year ended December 31, 2020. Total enterprise value of the acquisition was $4.6 billion when including approximately $1.8 billion of Advanced Disposal’s net debt and is subject to post-closing adjustments. The acquisition was funded using our $3.0 billion revolving credit facility and commercial paper borrowings. Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion of our $3.0 billion revolving credit facility and commercial paper program.

We and Advanced Disposal entered into a Divestiture Agreement that provided for GFL Environmental Inc. to acquire a combination of assets from us and Advanced Disposal to address divestitures required by the U.S. Department of Justice in connection with the Advanced Disposal acquisition. Immediately following the Merger Agreement closing on October 30, 2020, the transactions contemplated by the Divestiture Agreement were consummated and the Company received cash proceeds from the sale of $856.4 million, subject to certain post-closing adjustments.

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

Off-Balance Sheet Arrangements

We have financial interests in unconsolidated variable interest entities as discussed in Note 13 to the Condensed Consolidated Financial Statements. Additionally, we are party to guarantee arrangements with unconsolidated entities as discussed in the Guarantees section of Note 6 to the Condensed Consolidated Financial Statements. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2020, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Except for the broad effects of the COVID-19 pandemic, including widespread business disruptions, the information about market risks as of September 30, 2020 does not differ materially from that discussed under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.    Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2020. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings.

Information regarding our legal proceedings can be found under the Environmental Matters and Litigation sections of Note 6 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 4. Mine Safety Disclosures.

Information concerning mine safety and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits.

Exhibit No.	Description
10.1

$3.0 Billion Credit Agreement dated July 28, 2020 by and among Waste Management, Inc., Waste Management Holdings, Inc., certain banks party thereto, and Mizuho Bank, Ltd., as administrative agent [incorporated by reference to Exhibit 10.1 to Form 8-K filed July 30, 2020].

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

Date: November 2, 2020